Form 10-K
period 1993-12-31
ITT CORP
filed 1994-03-25
CIK 216228

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)

   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993
                                       OR
   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         For the Transition period from
                            ----------------------to
                              -------------------
                           COMMISSION FILE NO. 1-5627
                               ------------------

                                ITT CORPORATION
  INCORPORATED IN THE STATE OF DELAWARE
                                                             13-5158950
                                                          (I.R.S. EMPLOYER
                                                         IDENTIFICATION NO.)

              1330 AVENUE OF THE AMERICAS, NEW YORK, NY 10019-5490
                          (PRINCIPAL EXECUTIVE OFFICE)

                        TELEPHONE NUMBER: (212) 258-1000
                               ------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT, ALL OF WHICH ARE REGISTERED ON THE NEW YORK STOCK EXCHANGE, INC.:
         COMMON STOCK, $1 PAR VALUE (ALSO REGISTERED ON PACIFIC STOCK EXCHANGE) CUMULATIVE PREFERRED STOCK, WITHOUT PAR VALUE,
           $2.25 CONVERTIBLE SERIES N (ALSO REGISTERED ON PACIFIC STOCK
         EXCHANGE)
       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common and Cumulative Preferred Stocks of the registrant held by non-affiliates of the registrant on January 31, 1994, was approximately $11.6 billion.

     As of March 15, 1994, there were outstanding 117,539,083 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 17, 1994, is incorporated by reference in
Part III of this Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

         ITEM                                                                            PAGE
         ----                                                                            ----
PART        1    Business of ITT......................................................     1
  I         2    Properties...........................................................    10
            3    Legal Proceedings....................................................    11
            4    Submission of Matters to a Vote of Security Holders..................    12
            *    Executive Officers of ITT............................................    12
PART        5    Market for ITT's Common Stock and Related Stockholder Matters........    13
 II         6    Selected Financial Data..............................................    14
            7    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................    14
            8    Financial Statements and Supplementary Data..........................    23
            9    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure...............................................    23
PART       10    Directors and Executive Officers of ITT..............................    23
 III       11    Executive Compensation...............................................    23
           12    Security Ownership of Certain Beneficial Owners and Management.......    23
           13    Certain Relationships and Related Transactions.......................    23
PART       14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    24
 IV
          Signatures..................................................................   II-1
          Exhibit Index...............................................................   II-2

- ------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I
ITEM 1.                         BUSINESS OF ITT

     ITT Corporation is a Delaware corporation, with World Headquarters at 1330 Avenue of the Americas, New York, NY 10019-5490. Until December 31, 1983, the corporation was known as International Telephone and Telegraph Corporation. It is the successor (since 1968) to a Maryland corporation incorporated in 1920. Unless the context otherwise indicates, references herein to ITT Corporation ("ITT") include its subsidiaries.

     ITT is a diversified global enterprise engaged, either directly or through subsidiaries, in manufacturing and selling automotive, defense and electronics, and fluid technology products, in providing and selling insurance, financial and communications and information services, and in hotel operations. In addition, ITT owns approximately 6% of the outstanding capital shares of Alcatel Alsthom, a French company which owns, among other things, Alcatel N.V., the largest telecommunications equipment manufacturer in the world. ITT has approximately 98,000 employees.

BUSINESS SEGMENTS*

                                                                 SALES AND REVENUES                INCOME (LOSS)
                                                            -----------------------------    -------------------------
                                                             1993       1992       1991      1993     1992       1991
                                                            -------    -------    -------    ----    -------    ------
                                                                                  (IN MILLIONS)
FINANCIAL AND BUSINESS SERVICES
  Insurance...............................................  $10,338    $ 9,862    $ 9,242  $  719    $  (513)   $  500
  Finance.................................................    1,440      1,414      1,321     271        175       343
  Communications & Information Services...................      800        817        684     162        170       149

MANUFACTURED PRODUCTS
  Automotive..............................................    3,580      3,498      2,933     164        118        71
  Defense & Electronics...................................    1,671      1,927      1,985      51        (82)       83
  Fluid Technology........................................    1,030      1,070      1,064      95         67        83

HOTELS+...................................................    3,184      3,109      2,826      78        (28)       33
                                                            -------    -------    -------  ------    -------    ------
Ongoing Segments..........................................   22,043     21,697     20,055   1,540        (93)    1,262
Alcatel N.V...............................................                                     --         97       208
Dispositions and Other....................................      719      1,280      1,481     105     (1,003)     (246)
                                                            -------    -------    -------  ------    -------    ------
TOTAL SEGMENTS............................................   22,762     22,977     21,536   1,645       (999)    1,224
Gain on sale of Alcatel N.V...............................                                     --        942        --
Interest, net.............................................                                   (147)      (169)     (177)
Other.....................................................                                   (243)      (203)     (186)
Income tax (expense) benefit..............................                                   (345)       241      (166)
                                                                                           ------    -------    ------
Income (Loss) from Continuing Operations..................                                    910       (188)      695
Discontinued Operations (after tax).......................                                     53        (72)       54
Extraordinary Item, net of tax benefit of $25.............                                    (50)        --        --
Cumulative Effect of Accounting Changes
  (SFAS Nos. 106 and 112), net of tax benefit of $322.....                                     --       (625)       --
                                                            -------    -------    -------  ------    -------    ------
                                                            $22,762    $22,977    $21,536  $  913    $  (885)   $  749
                                                            -------    -------    -------  ------    -------    ------
                                                            -------    -------    -------  ------    -------    ------

- ---------------
* Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business Segment Information, included in the Notes to Financial Statements, which include descriptions of Business Segments.

+ Total sales and revenues of the Hotels segment, including 100% of unconsolidated revenues generated by franchised hotels, were $4.8, $4.8 and $4.4 billion in 1993, 1992 and 1991, respectively.

FINANCIAL AND BUSINESS SERVICES

     Insurance. ITT companies write commercial property and casualty insurance, personal automobile and homeowners coverages and a variety of life and health insurance plans. The businesses in the Insurance segment may be generally categorized as (i) property and casualty insurance operations and (ii) life and health insurance operations and, in both instances, their related investment activities. ITT companies service the United States, Canada and Western Europe and participate in the worldwide reinsurance market. Companies include Hartford Fire Insurance Company and its subsidiaries (referred to collectively as "ITT Hartford"). ITT Hartford is one of the United States' oldest and largest international insurance organizations.

     ITT Hartford is serviced in North America through its home office and 40 regional offices, and it is represented by approximately 6,000 independent agents in North America. ITT Hartford operates in Western Europe through independent brokers. It assumes reinsurance from other insurers and also cedes reinsurance to other insurers or reinsurers in the world reinsurance market.

     ITT's insurance operations are subject to regulation and supervision in the states and other jurisdictions in which they are conducted, which may relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; restrictions on the size of risks which may be insured under a single policy; approval of policy forms; periodic examinations of the affairs of companies; and annual and other reports required to be filed on the financial condition of companies or for other purposes.

     Additional information with respect to ITT's property and casualty insurance operations is set forth below under "Property and Casualty Insurance--Liabilities for Unpaid Claims and Claim Adjustment Expenses."

     Finance. This segment is comprised of ITT Financial Corporation, one of the largest independent finance companies in the United States, with commercial and consumer finance, related insurance and other financial services conducted from offices located throughout the United States and in Puerto Rico, the U.S. Virgin Islands, the Netherlands Antilles, Aruba and Panama. Commercial finance operations are also conducted in Canada and the United Kingdom through subsidiaries of ITT.

     Consumer finance operations include the buying, selling and originating of residential mortgages, home equity lending and, to a limited extent, the purchase from retail dealers of installment obligations arising from sales of consumer goods and services.

     Commercial finance operations include inventory financing, installment lending, real estate financing and loans. Property insurance is made available to certain retail dealers on the inventory financed.

     A mortgage banking operation which includes a federally chartered savings bank originates, buys, sells and services mortgages.

     Communications and Information Services. ITT subsidiaries are engaged in the publication of telephone directories, including classified directory services for telephone subscribers in numerous countries outside the United States, as well as in Puerto Rico and the U.S. Virgin Islands. Subsidiaries in the United States also operate post-secondary career education and technical schools and facilities. On March 14, 1994, ITT announced plans for an underwritten public offering of up to 19.9% of the common stock of ITT Educational Services Inc.

MANUFACTURED PRODUCTS

     Automotive. With approximately twenty-six thousand employees in seventy-one facilities located in twelve countries, ITT supplies braking, electrical, suspension and mechanical systems and components to automotive original equipment manufacturers worldwide. This segment, one of the world's largest independent suppliers of such products, has expanded its customer base by introducing sophisticated, high-technology products such as anti-lock brakes, traction control systems, vehicle electrical components, fluid handling systems and aftermarket products. More than half of the sales of this segment were made in Europe in 1993, compared with almost three quarters in 1990.

     Defense & Electronics. ITT companies in the defense sector of this segment design, produce and operate numerous types of tactical communications equipment for the military, navigation and air traffic control systems for civilian and military aircraft, air and battlefield surveillance radar and night vision equipment. Some of these subsidiaries also provide upgrading, maintenance and training services for the military and other customers. A substantial portion of the work in the defense sector is performed for the United States government under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the government.

     ITT companies in the electronics sector of this segment operate in several European countries, Japan and North America and produce a wide variety of electronic connectors, switches, components and semiconductor devices which are used in industrial, professional and telecommunications equipment as well as in consumer appliances and automobiles. Night vision equipment, power supplies, molded plastic components and electrical instruments are also produced for the commercial and consumer markets.

     Fluid Technology. This segment covers fluid handling products, which include a wide range of pumps and heat exchangers; controls and instrumentation products, including high-technology instruments for control and monitoring of fluids and energy conservation; and a broad range of valves. ITT is one of the largest pump manufacturers in the world. Most of these operations are carried on in North America and Western Europe. Principal customers are commercial and industrial users, construction contractors, process industries, water and wastewater utilities, and original equipment manufacturers. Sales are made directly and through independent distributors and representatives.

HOTELS

     ITT Sheraton Corporation is a worldwide hospitality network of more than 400 owned, leased, managed and franchised properties in 61 countries, including hotels, casinos and inns owned and operated, or operated under lease or management agreements, by ITT subsidiaries, or operated by independent owners under license agreements with ITT subsidiaries. Approximately 89% of the rooms in the ITT Sheraton network are either managed or franchised. ITT Sheraton entered the U.S. gaming industry during 1993 with the acquisition of the Desert Inn Properties in Las Vegas, Nevada (reference is made to Governmental Regulation and Related Matters -- Nevada Gaming Laws, below).

ALCATEL N.V.

     In July 1992, ITT sold its 30% equity interest in Alcatel N.V., a Netherlands company which is the largest telecommunications equipment manufacturer in the world, to Alcatel Alsthom, a major French company which owned the other 70% of Alcatel N.V. At the closing of the sale ITT received $1 billion in cash and 9.1 million capital shares of Alcatel Alsthom, recorded at $806 million, which, at December 31, 1993, represented approximately 6% of the outstanding capital shares of Alcatel Alsthom. In addition, ITT received a cash payment of approximately $767 million in July 1993 and will receive a cash payment of approximately $817 million in July 1994. ITT will retain its equity interest in Alcatel Alsthom until at least July 1997, unless Alcatel Alsthom and ITT agree otherwise. Mr. Rand V. Araskog, Chairman, President and Chief Executive of ITT, is a member of the board of directors of Alcatel Alsthom. Alcatel N.V. was formed in 1986, when ITT and Alcatel Alsthom, then known as Compagnie Generale d'Electricite, transferred their respective telecommunications operations to the joint venture company.

DISCONTINUED OPERATIONS

     Effective on February 28, 1994, ITT completed the spin off of all the outstanding common shares of its former forest products subsidiary, Rayonier Inc. (formerly ITT Rayonier Incorporated) to the holders of record on February 24, 1994 of ITT common stock and ITT cumulative preferred stock, $2.25 convertible series N.

OPERATIONS OUTSIDE THE UNITED STATES

     In 1993, approximately one-third of the Corporation's consolidated sales and revenues were made outside the United States. Of these, Western Europe comprised 75%, the Asia Pacific region 9%, Canada 6% with the balance made elsewhere.

COMPETITION

     Substantially all of ITT's operations are in highly competitive businesses, although the nature of the competition varies among the business segments. A number of large companies engaged in the manufacture and sale of similar lines or products and the provision of similar services in most of the geographical areas in which ITT companies sell their products or render services are included in the competition, as are many small enterprises with only a few products or services and operating in limited areas.

     Technological innovation, quality and reliability are primary factors influencing competition in the markets of the Manufactured Products group, where the competition frequently includes smaller companies with considerable technological capabilities. In addition, pricing is a significant factor. Pricing and service are very important considerations for the ITT subsidiaries in the Financial and Business Services group, which are highly competitive areas. Numerous factors influence competitive positions in the consumer-oriented hotels segment, where advertising and pricing are important. ITT's hotel operations face heavy competition from other large hotel companies, particularly in North America.

RESEARCH, DEVELOPMENT AND ENGINEERING, AND INTELLECTUAL PROPERTIES

     Research, development and engineering activities of ITT are conducted in laboratory and engineering facilities at most of its major manufacturing divisions and subsidiaries. ITT believes that continued leadership in technology is essential to its future, and most ITT funds dedicated to research and development are applied to areas of high technology, such as aerospace, automotive braking and suspension systems, semiconductors and electronic components.

     ITT's research, development and engineering expenditures amounted to $460 million in 1993, $502 million in 1992, and $530 million in 1991, of which approximately 53% was pursuant to customer contracts.

     While ITT owns and controls a number of patents, trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to its business, it is believed that ITT's business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. ITT is licensed to use certain patents, technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by ITT.

SERVICE CONTRACTS

     ITT has contracts with certain of its operating subsidiaries under which it furnishes them technical, engineering, traffic, insurance, administrative, personnel, financial, accounting, purchasing and operating advice and assistance, as well as other services. Where requested, specialized employees are engaged for the account of the companies served. As compensation, such subsidiaries pay ITT a percentage of their gross operating revenues. In addition, reimbursement is sometimes made for the actual salaries and expenses of specialized employees furnished.

     Contracts are also in effect between ITT Industries, Inc. ("ITTI"), a wholly-owned subsidiary of ITT, and certain subsidiaries and associate companies of ITT under which ITTI, as part of ITT World Headquarters, undertakes to cause to be furnished to such entities manufacturing, sales, accounting, technical, intellectual property and personnel advice and assistance; the results of research and development work, including rights under patents; information with regard to sales and business methods and technical, engineering and manufacturing matters; and other services. The companies served pay an amount calculated as a percentage of their sales (less intercompany purchases) for the manufacturing, sales, accounting and other business advice and services furnished, and/or as a pooling of funds for performing research and development. ITTI is reimbursed for the cost of any special services rendered. The companies served also agree to grant ITTI certain patent rights and technical information with regard thereto.

GOVERNMENTAL REGULATION AND RELATED MATTERS

     General. Ownership of ITT shares by "aliens" (to the United States) is subject to limitation under the United States Communications Act of 1934, as more fully described under "Restrictions on Alien Ownership" below, due to the licenses of the United States Federal Communications Commission held by certain of ITT's subsidiaries. In addition, a number of ITT's businesses are subject to governmental regulation by law or through contractual arrangements. ITT companies in the defense segment perform work under contracts with the United States Department of Defense and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including regulations (requiring background investigations for high-level security clearances) applicable to ITT executive officers, and most of such contracts are subject to termination by the respective governmental parties on various grounds. Sheraton hotels in the United States are liquor retailers where permitted, licensed in each state where they do such business, and in certain states are subject to statutes which prohibit ITT Sheraton Corporation or its owner from being both a wholesaler and retailer of alcoholic beverages. The post-secondary career education and technical schools operations are extensively regulated by federal and state agencies. The numerous regulations to which ITT's insurance operations are subject include licensing requirements and, in certain states, requirements for governmental approval of changes of direct or indirect ownership of such operations or solicitations of proxies for a specified percentage of the voting power of such insurance operations or their controlling parent. In the financial services area, ITT's consumer finance operations are regulated at both the federal and state levels, and its commercial financing is also subject to regulation by state laws. ITT's bank subsidiaries are subject to both federal and state laws and regulations governing depository institutions. In addition, ITT, as a parent company of a federally chartered savings bank, is subject to federal and state laws and regulations governing unitary savings and loan holding companies.

     Nevada Gaming Laws. During 1993 ITT entered the casino gaming business in the United States with its acquisition of the Desert Inn hotel and casino in Las Vegas, Nevada. The casino is operated by Sheraton Desert Inn Corporation ("SDI"), which is a wholly-owned subsidiary of Sheraton Gaming Corporation ("SGC"), which is a wholly-owned subsidiary of ITT Sheraton Corporation ("Sheraton").

The ownership and operation of casino gaming facilities in the State of Nevada are subject to extensive state and local regulations. ITT's gaming operation is subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Gaming Commission"), the Nevada State Gaming Control Board (the "Control Board"), and the Clark County Liquor and Gaming Licensing Board (the "CCB"). The Gaming Commission, the Control Board, and the CCB are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are extensive and reflect certain broad declarations of public policy. Changes in such laws, regulations and procedures could have an adverse effect on Sheraton's gaming operation.

     SDI, as the operator of the Desert Inn casino, is required to be licensed by the Nevada Gaming Authorities. The gaming license is not transferable and must be renewed periodically by the payment of gaming license fees and taxes. SGC and Sheraton are required to be registered as intermediary companies by the Gaming Commission and ITT is required to be registered as a publicly traded corporation. No person may become a stockholder of, or receive any percentage of profits from, SDI without first obtaining licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, ITT, Sheraton, SGC or SDI in order to determine whether such individual is suitable or should be licensed as a business associate of SDI. Officers, directors and key employees of SDI must be individually licensed by, and changes in corporate positions must be reported to, the Nevada Gaming Authorities. The Nevada Gaming Authorities may disapprove a change in corporate position. Certain officers, directors and key employees of ITT, Sheraton and SGC who are actively and directly involved in the gaming activities of SDI may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or finding of suitability must pay all the costs of the investigation.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with ITT, Sheraton, SGC or SDI, the companies involved would have to sever all relationships with such person. In addition, the Nevada Gaming Authorities may require a registered company or licensee to terminate the employment of any person who refuses to file appropriate applications.

     ITT, Sheraton, SGC and SDI are required to submit detailed financial and operating reports to the Gaming Commission. Substantially all loans, leases, sales of securities and similar financing transactions by SDI must be reported to or approved by the Gaming Commission. Nevada law prohibits a corporation registered by the Gaming Commission from making a public offering of its securities without the prior approval of the Commission if any part of the proceeds of the offering or the securities themselves are to be used to finance the construction, acquisition or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for one or more such purposes.

     If it were determined that gaming laws were violated by SDI, the gaming license it holds could be limited, conditioned, suspended or revoked. In addition ITT, Sheraton, SGC, SDI and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Gaming Commission. Further, a supervisor could be appointed by the Gaming Commission to operate SDI's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of SDI's gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of SDI's license would have a materially adverse effect on SDI.

     The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of ITT's voting securities at any time. Nevada law requires any person who acquires more than 5% of any class of ITT's voting securities to report the acquisition to the Gaming Commission and such person may be required to be investigated and found suitable. Any person who becomes a beneficial owner of more than 10% of any class of ITT's voting securities must apply for a finding of suitability by the Gaming Commission within thirty days after the Control Board Chairman mails the written notice requiring such filing, and must pay the costs and fees incurred by the Control Board in connection with the investigation. Under certain circumstances, an "Institutional Investor," as such term is defined in the Nevada gaming regulations, which acquires more than 10% but not more than 15% of ITT's voting securities, may apply to the Gaming Commission for a waiver of such finding of suitability requirements. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Gaming Commission or by the Chairman of the Control Board, may be found unsuitable. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of ITT voting securities beyond such period of times as may be prescribed by the Gaming Commission may be guilty of a gross misdemeanor. ITT could be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with ITT, SDI, SGC, Sheraton or ITT: (i) pays that person any dividend or interest on voting securities of ITT, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, or (iii) gives remuneration in any form to that person. If a security holder is found unsuitable, ITT may itself be found unsuitable if it fails to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities for cash at fair market value. Additionally, the CCB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     ITT is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding both the record and beneficial holders unsuitable. ITT is also required to render maximum assistance in determining the identity of the beneficial owner. The Gaming Commission has the power to require ITT's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act and the regulations of the Gaming Commission. However, ITT has been granted an exemption from this requirement by the Gaming Commission.

     ITT has been advised that the Gaming Commission may also require the holder of any debt security of a corporation registered under the Nevada Act to file applications, be investigated and be found suitable to own the debt security of such corporation. If the Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Gaming Commission, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Gaming Commission, it (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form or, (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     Regulations of the Gaming Commission provide that control of a registered publicly traded corporation cannot be changed through merger, consolidation, acquisition of assets, management or consulting agreements of any form of takeover without the prior approval of the Gaming Commission. Persons seeking approval to control a registered publicly traded corporation must satisfy the Gaming Commission as to a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered publicly traded corporation may constitute grounds for finding such person unsuitable.

     Regulations of the Gaming Commission prohibit certain repurchases of securities by registered publicly traded corporations without the prior approval of the Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Gaming Commission also require prior approval for a "plan of recapitalization" as defined by the regulations. Generally, a plan of recapitalization is a plan proposed by the management of a registered publicly traded corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation which acquisition itself would require the prior approval of the Gaming Commission.

     Related Provisions of Certificate of Incorporation. ITT's restated certificate of incorporation provides that (i) all securities of ITT are subject to redemption by ITT to the extent necessary to prevent the loss or to secure the reinstatement of any gaming license held by ITT or any of its subsidiaries in any jurisdiction within or outside the United States of America, (ii) all securities of ITT are held subject to the condition that if a holder thereof is found by a gaming authority in any such jurisdiction to be disqualified or unsuitable pursuant to any gaming law, such holder will be required to dispose of all ITT securities held by such holder, and (iii) it will be unlawful for any such disqualified person to (a) receive payments of interest or dividends on any ITT securities, (b) exercise, directly or indirectly, any rights conferred by any ITT securities, or (c) receive any remuneration in any form, for services rendered or otherwise, from the subsidiary that holds the gaming license in such jurisdiction.

     Nevada Foreign Gaming Disclosure. Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming operation outside of Nevada is required to deposit with the Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Gaming Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Gaming Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Gaming Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

PROPERTY AND CASUALTY INSURANCE--LIABILITIES FOR UNPAID
CLAIMS AND CLAIM ADJUSTMENT EXPENSES

     Liabilities for unpaid claims and claim adjustment expenses as of December 31, 1993 and 1992 were $11.9 billion and $11.8 billion. These amounts differ from those reflected on the balance sheet by $5.3 billion and $5.6 billion, respectively, reflecting liabilities on ceded reinsurance contracts as required by Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

     Liabilities for unpaid claims and claim adjustment expenses are based upon individual case estimates for known claims, estimates of unreported claims and estimates of future expenses to be incurred in the settlement of these liabilities. Estimated loss and loss adjustment expense reserves are continually reviewed as additional experience and other relevant data become available, and reserve levels are adjusted accordingly. The natural uncertainties involved with the reserving process have become increasingly unpredictable due to a number of complex factors including social and economic trends and changes in the concept of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. Any adjustments to previously established reserves would be reflected in net income for the period in which they are made. In the judgment of management, all information currently available has been properly considered and the reserves currently established for losses and loss adjustment expenses, except for the asbestos-related and environmental claims, as discussed below, are adequate to cover their eventual costs.

     Claims asserting injuries from asbestos and asbestos-related products and damages from environmental pollution and related clean-up costs continue to be received. With regard to these claims, deviations from past experience significantly impact the ability of insurance companies to estimate the ultimate reserves for unpaid losses and related settlement expenses. ITT finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For asbestos and environmental pollution claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers may be liable. Further uncertainty arises with environmental claims because claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain pollution exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. If future social, economic or legal developments continue to expand the original intent of policies and the scope of coverage as they have in the past, the need for additional reserves may arise and that requirement cannot be reasonably estimated. Based on current evaluation, ITT believes the ultimate resolution of all its claims, including reinsurance effects, will not have a material adverse impact on its overall financial condition.

     Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties have been discounted to present value. The amount of discount was approximately $362 million and $325 million as of December 31, 1993 and 1992 and the amortization of the discount had no material effect on net income during 1993, 1992 and 1991.

     A reconciliation of liabilities for unpaid claims and claim adjustment expenses for the last three years and a table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follows:

                                                                                          FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                   1993          1992          1991
                                                                                   -----         ----          ----
                                                                                             (IN MILLIONS)

Beginning Liabilities for Unpaid Claims and Claim Adjustment Expenses.........    $11,785       $10,558       $ 9,995
Add Provision for Claims and Claim Adjustment Expenses:
  Current year................................................................      4,611         4,822         4,679
  Prior years*................................................................        248         1,406           328
                                                                                  -------       -------       -------
            Total Provision for Unpaid Claims and Claim Adjustment Expenses...      4,859         6,228         5,007
                                                                                  -------       -------       -------
Less Payments:
  Current year................................................................      1,856         1,927         1,600
  Prior years.................................................................      2,806         2,879         2,789
                                                                                  -------       -------       -------
            Total Payments....................................................      4,662         4,806         4,389
                                                                                  -------       -------       -------
Foreign Currency Translation..................................................        (37)         (195)          (55)
                                                                                  -------       -------       -------
Ending Liabilities for Unpaid Claims and Claim Adjustment Expenses............    $11,945       $11,785       $10,558
                                                                                  -------       -------       -------
                                                                                  -------       -------       -------

Note: The liabilities for unpaid claims and claim adjustment expenses shown above are greater than those reported in the domestic insurance subsidiaries statutory filings by $1.8 billion in 1993 reflecting amounts related to non-U.S. subsidiaries and $1.7 billion in 1992 reflecting amounts related to non-U.S. subsidiaries and the exclusion of anticipated salvage and subrogation. The liabilities for claim and claim adjustment expenses shown above differ from those reflected on the balance sheet by $5.3 billion and $5.6 billion for 1993 and 1992, respectively. These amounts, which reflect liabilities on ceded reinsurance contracts as required by SFAS No. 113 do not lend themselves to practicable presentation in the above table.

* Does not include the effects of foreign exchange adjustments which are included in the table on the following page.

                        PROPERTY AND CASUALTY CLAIMS AND
                CLAIM ADJUSTMENT EXPENSES LIABILITY DEVELOPMENT
                            (IN MILLIONS OF DOLLARS)

                                                      FOR THE YEARS ENDED DECEMBER 31,
            ---------------------------------------------------------------------------------------------------------------------
             1983       1984       1985       1986       1987       1988       1989       1990       1991       1992       1993
            -------    -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Liabilities
  for
  Unpaid
  Claims
  and
  Claim
Adjustment
  Expenses
  (Note
  1)......    4,235      4,287      4,868      5,903      7,262      8,168      8,666      9,366      9,796     11,103     11,441
Cumulative
  Paid
  Claims
  and
  Claim
  Expenses
 (Note 1):
  One year
  later...    1,411      1,393      1,607      1,808      2,089      2,296      2,545      2,789      2,879      2,806         --
  Two
  years
  later...    2,218      2,283      2,632      2,916      3,323      3,618      4,013      4,428      4,465         --         --
  Three
  years
  later...    2,808      2,953      3,356      3,683      4,187      4,577      5,132      5,511         --         --         --
  Four
  years
  later...    3,251      3,425      3,883      4,275      4,846      5,341      5,863         --         --         --         --
  Five
  years
  later...    3,598      3,808      4,308      4,743      5,392      5,872         --         --         --         --         --
  Six
  years
  later...    3,870      4,136      4,633      5,168      5,787         --         --         --         --         --         --
  Seven
  years
  later...    4,108      4,346      4,980      5,481         --         --         --         --         --         --         --
  Eight
  years
  later...    4,241      4,628      5,248         --         --         --         --         --         --         --         --
  Nine
  years
  later...    4,469      4,784         --         --         --         --         --         --         --         --         --
  Ten
  years
  later...    4,615         --         --         --         --         --         --         --         --         --         --
Liabilities
Reestimated:
  One year
  later...    4,206      4,469      5,324      6,293      7,437      8,342      8,879      9,636     11,053     11,311         --
  Two
  years
  later...    4,355      4,860      5,558      6,422      7,619      8,432      9,052     10,780     11,202         --         --
  Three
  years
  later...    4,632      5,002      5,656      6,718      7,719      8,482     10,200     10,905         --         --         --
  Four
  years
  later...    4,738      5,074      6,100      6,885      7,827      9,645     10,342         --         --         --         --
  Five
  years
  later...    4,822      5,484      6,291      7,021      9,117      9,829         --         --         --         --         --
  Six
  years
  later...    5,162      5,653      6,456      8,504      9,287         --         --         --         --         --         --
  Seven
  years
  later...    5,325      5,767      8,015      8,652         --         --         --         --         --         --         --
  Eight
  years
  later...    5,452      7,177      8,157         --         --         --         --         --         --         --         --
  Nine
  years
  later...    6,605      7,280         --         --         --         --         --         --         --         --         --
  Ten
  years
  later...    6,650         --         --         --         --         --         --         --         --         --         --
Deficiency... 2,415      2,993      3,289      2,749      2,025      1,661      1,676      1,539      1,406        208         --

NOTES:

(1) The above table excludes the liabilities and claim developments for reinsurance coverage written for unrelated parties that fund ultimate net aggregate loss run-offs since changes to those reserves do not illustrate the manner in which those reserve estimates changed. Liabilities for unpaid claims and claim adjustment expenses excluded were $688 million, $629 million, $762 million, $682 million and $504 million as of December 31, 1989, 1990, 1991, 1992 and 1993.

    The liability for unpaid claims and claim adjustment expenses excludes the impact of the adoption of SFAS No. 113 of $5.3 billion and $5.6 billion for 1993 and 1992, respectively. Presentation of the above table to reflect liabilities on ceded reinsurance contracts is not practicable.

    Liabilities on all lines of insurance are monitored regularly and corrective action is taken as required.

ITEM 2.                                PROPERTIES

     Reference is made to "Business of ITT."

ITEM 3.                        LEGAL PROCEEDINGS

     Hartford Fire Insurance Company, a subsidiary of ITT, together with other companies, associations and organizations involved in the business of property and casualty insurance and reinsurance, was named as a defendant in a group of lawsuits filed by Attorneys General of 20 states and by various private parties in the United States District Court for the Northern District of California. All of the suits, which were filed in 1988, 1990 and 1991, were based upon allegations that the defendants violated federal and/or state antitrust laws by reason of their activities in connection with the development of new standard commercial general liability policy forms by the Insurance Services Office, an industry organization. The state suits seek civil penalties and fines, unspecified damages and various forms of injunctive relief. The private suits seek unspecified treble damages and various forms of injunctive relief. In June 1991, the Ninth Circuit U.S. Court of Appeals reversed the United States District Court for the Northern District of California which had granted summary judgment in September 1989 in favor of the defendants. The defendants filed a petition for certiorari to the United States Supreme Court which was granted by the Court in October 1992. Oral argument was held on February 23, 1993. On June 28, 1993, the Supreme Court reversed the Ninth Circuit U.S. Court of Appeals, holding that the domestic insurers, including ITT Hartford, had not lost their McCarran-Ferguson Act exemption from the antitrust laws generally, as a result of activities alleged in the complaints, but remanded the case for further proceedings to determine if certain of those activities came within the "boycott" exception to the McCarran-Ferguson Act exemption.

     ITT and its former subsidiaries, Rayonier Inc. ("Rayonier") and Southern Wood Piedmont Company ("SWP"), are named defendants in a lawsuit filed in 1991 in the U.S. District Court for the Southern District of Georgia, Ernest L. Jordan, Sr. et al. v. Southern Wood Piedmont Company, et al., in which plaintiffs allege property damage and personal injury based on alleged exposure to toxic chemicals used by SWP in its former wood preserving operations, seek certification as a class action, and ask for compensatory and punitive damages in the amount of $700 million. Under an agreement entered into by ITT and Rayonier in connection with the distribution of Rayonier stock to ITT stockholders in February 1994, ITT is entitled to be indemnified by Rayonier for any expenses or losses incurred by ITT in connection with this suit as well as in other legal proceedings arising out of Rayonier or SWP operations.

     In approximately 40 current "Superfund Site" proceedings instituted by the U.S. Environmental Protection Agency or similar state agencies a subsidiary or division of ITT has been named a "potentially responsible party." In most (approximately two-thirds) of these the ITT company is considered a "de minimis contributor." Other activities in the environmental area in which ITT and its subsidiaries are participants (approximately another 40 items) involve air, ground and/or water contamination issues which are the subject of ongoing or prospective (usually voluntary) remedial measures with any required approvals of federal or local authorities (approximately three-fourths of such items), or in connection with which other private parties seek to impose upon an ITT company the financial responsibility for costs or damages which allegedly have been or may be incurred by such other parties. Asbestos-related and environmental pollution claims received by ITT's property and casualty insurance operations are discussed above under "Business of ITT -- Property and Casualty
Insurance -- Liabilities for Unpaid Claims and Claim Adjustment Expenses."

     There are various other lawsuits pending against ITT and its subsidiaries, some of which involve claims for substantial amounts. However, the ultimate liability with respect to the actions pending against ITT and its subsidiaries, including those proceedings and other matters specifically referred to above, is not considered material in relation to the consolidated financial condition of ITT and its subsidiaries.

ITEM 4.
                        SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of ITT during the fourth quarter of the fiscal year covered by this report.

                           EXECUTIVE OFFICERS OF ITT

     The following information is provided as to the executive officers of ITT.

                                                                                                                  DATE OF
                                     AGE AT                                                     YEAR OF           ELECTION
                                   FEBRUARY 1,                                             INITIAL ELECTION      TO PRESENT
               NAME                   1994                       POSITION                    AS AN OFFICER        POSITION
                                  -------------  ----------------------------------------  -----------------    ------------
Rand V. Araskog...................      62       Chairman, President and Chief Executive         1971               11/14/79
                                                   and Director
Howard J. Aibel...................      64       Executive Vice President and Chief              1966                9/ 1/92
                                                   Legal Officer
Robert A. Bowman..................      38       Executive Vice President and Chief              1992                9/15/92
                                                   Financial Officer
Juan C. Cappello..................      55       Senior Vice President, Director of              1981               12/11/84
                                                   Corporate Relations
Dale R. Comey.....................      52       Executive Vice President                        1990                5/15/90
Jon F. Danski.....................      41       Senior Vice President and Controller            1993               10/18/93
D. Travis Engen...................      49       Executive Vice President                        1987                1/30/91
Louis J. Giuliano.................      47       Senior Vice President                           1988                6/11/91
Timothy D. Leuliette..............      44       Senior Vice President                           1991                9/21/91
Daniel F. Lundy...................      63       Senior Vice President, Director of Taxes        1976                9/ 7/82
Bertil T. Nilsson.................      61       Senior Vice President                           1987                9/ 1/92
Ralph W. Pausig...................      59       Senior Vice President                           1979                3/10/87
Ann N. Reese......................      40       Senior Vice President and Treasurer             1987                9/ 1/92
Frank J. Schultz..................      55       Senior Vice President                           1992                6/ 9/92
Samuel L. Simmons.................      64       Senior Vice President                           1987                4/13/87
Richard S. Ward...................      53       Senior Vice President and General               1984                9/ 1/92
                                                   Counsel

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Aibel, prior to his election as Executive Vice President and Chief Legal Officer, was Executive Vice President and General Counsel of ITT; (ii) Mr. Bowman, prior to his election as Executive Vice President and Chief Financial Officer, was Executive Vice President and Chief Financial Officer of ITT Sheraton Corporation (1991) and Treasurer of the State of Michigan; (iii) Mr. Comey, prior to his election as Executive Vice President, was the President and Chief Operating Officer of Hartford Fire Insurance Company and Executive Vice President of ITT Hartford; (iv) Mr. Danski, prior to his election as Senior Vice President and Controller, was Vice President and General Auditor of RJR Nabisco;
(v) Mr. Engen, prior to his election as Executive Vice President, was Senior Vice President of ITT and the Chief Executive Officer of ITT Defense, Inc.; (vi) Mr. Giuliano, prior to his election as Senior Vice President, was Vice President of ITT and Vice President and Director--Defense Operations of ITT Defense, Inc.;
(vii) Mr. Leuliette, prior to his election as Senior Vice President, was President and Chief Executive of Siemens Automotive and Vice President of Siemens A.G.; (viii) Mr. Nilsson, prior to his election as Senior Vice President, was Vice President of ITT (1987) and President and Chief Operating Officer of ITT Fluid Technology Corporation (1991) and Managing Director of ITT Flygt AB; (ix) Mrs. Reese, prior to her election as Senior Vice President and Treasurer, was Vice President of ITT (1989) and Assistant Treasurer; (x) Mr. Schultz, prior to his election as Senior Vice President, was Executive Vice President of Bank America Corp.; and (xi) Mr. Ward, prior to his election as Senior Vice President and General Counsel, was Vice President and Associate General Counsel of ITT.

                                    PART II

ITEM 5. MARKET FOR ITT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ITT COMMON STOCK -- MARKET PRICES AND DIVIDENDS (UNAUDITED)

                                                              1993                       1992
                                                      --------------------       --------------------
                                                        HIGH         LOW           HIGH        LOW
                                                      --------     -------       --------    --------
                                                                       (IN DOLLARS)
                     Three Months Ended
                       March 31....................    $81.00      $69.00          $70.63      $54.75
                       June 30.....................     86.75       77.25           68.50       62.50
                       September 30................     94.75       83.75           68.13       62.75
                       December 31.................     94.88       86.75           72.00       63.25

     The above table reflects the range of market prices of ITT Common Stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded, under the trading symbol "ITT".

     During the period from January 1, 1994 through February 28, 1994, the high and low reported market prices of ITT Common Stock were $104.25 and $90.00. The dividend declared in the first quarter of 1994 was $.495 per common share. The dividends declared in each of the four quarters of 1993 were also $.495 per common share. The dividends declared in each of the four quarters of 1992 were $.46 per common share. As noted above in Item 1 under "Discontinued Operations," ITT also paid a special dividend on its common stock and cumulative preferred stock, convertible series N, during the first quarter of 1994 in the form of a distribution of all the outstanding common shares of its former forest products subsidiary.

     See "Notes to Financial Statements -- Capital Stock" for descriptions of restrictions on dividend payments.

     There were approximately 60,000 holders of record of ITT Common Stock on February 28, 1994.

     ITT Common Stock is listed on the following exchanges: Amsterdam, Antwerp, Basel, Bern, Brussels, Frankfurt, Geneva, Lausanne, London, New York, Pacific, Paris, Tokyo, Vienna and Zurich.

RESTRICTIONS ON ALIEN OWNERSHIP

     Pursuant to the requirements of United States statutes, ITT limits stock ownership by aliens (as used herein, the term "alien" includes the following and their representatives: individuals who are not nationals of the United States, partnerships unless a majority of the partners are such nationals and share in a majority of its profits, foreign governments, entities created under the laws of foreign governments, and entities controlled directly or indirectly by one or more of such individuals, partnerships, governments or entities). The ITT By-Laws provide that under no circumstances shall the amount of ITT stock owned of record by aliens exceed 25% of the total outstanding. If and so long as the stock records of ITT shall at any time disclose 25% alien ownership (i) no transfers of shares of domestic record to aliens may be made and (ii) if it shall be found that stock of domestic record is in fact held by or for the account of an alien, the holder of such stock shall not be entitled to vote, to receive dividends, or to have any other rights except the right to transfer the stock to a citizen of the United States. At the close of business on January 31, 1994, approximately 6.5% of the outstanding stock of ITT was owned of record by aliens. Assuming that all of the shares of ITT Common Stock issuable upon conversion of securities initially issued to aliens, or issuable pursuant to other existing commitments to aliens, had been issued at that date to aliens, and that at that date all other securities then convertible into ITT stock were owned by nationals of the United States and had also been converted in accordance with their terms, such percentage would not have been significantly different.

ITEM 6.

                            SELECTED FINANCIAL DATA

                                                                       1993      1992*     1991*     1990*     1989*
                                                                      -------   -------   -------   -------   -------
                                                                      (IN MILLIONS EXCEPT PER SHARE)
RESULTS AND POSITION
Sales and Revenues..................................................  $22,762   $22,977   $21,536   $21,680   $20,822
Income (Loss) from Continuing Operations............................      910      (188)      695       903       716
Net Income (Loss)...................................................      913      (885)      749       923       848
Total Assets........................................................   70,560    68,563    53,611    48,704    45,099
Long-Term Debt --
  Excluding Finance subsidiaries....................................    2,710     2,686     3,129     2,182     2,234
  Finance subsidiaries..............................................    6,248     5,888     5,539     4,263     3,822
Stockholders Equity.................................................    7,650     7,247     8,721     8,164     7,710
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------
EARNINGS (LOSS) PER SHARE
Income (Loss) from Continuing Operations
  Primary...........................................................     7.29     (1.85)     5.40      6.84      5.02
  Fully Diluted.....................................................     6.87     (1.64)     5.08      6.41      4.85
Net Income (Loss)
  Primary...........................................................     7.32     (7.93)     5.84      7.00      5.98
  Fully Diluted.....................................................     6.90     (6.90)     5.49      6.56      5.76
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------
DIVIDENDS DECLARED PER COMMON SHARE.................................  $  1.98   $  1.84   $  1.72   $  1.63   $  1.51
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------
SIGNIFICANT RATIOS**
Return on Sales***..................................................      3.9%     (0.7)%     3.4%      4.3%      3.6%
Return on Assets***.................................................      1.3%     (0.3)%     1.4%      2.0%      1.8%
Return on Total Capital.............................................      6.9%      2.0%      6.5%      7.8%      8.0%
Return on Stockholders Equity.......................................     12.3%     (3.4)%     8.9%     11.6%     11.0%
Assets to Sales.....................................................    305.6%    265.9%    237.5%    216.3%    208.1%
Book Value per Share................................................  $ 58.94   $ 54.63   $ 65.52   $ 60.66   $ 52.59
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------

- ---------------
  * As restated (see Notes to Financial Statements).
 ** Before the cumulative effect of accounting changes in 1992.
*** Excludes effects of Discontinued Operations.

ITEM 7.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

            (DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED)

     The task of repositioning the Corporation's businesses which began in 1992 was intensified in 1993 with a number of strategic transactions expected to further the Corporation's goals of improved shareholder value, cash generation and return on equity.

     A major study designed to improve the effectiveness and productivity of the Corporation's Headquarters functions was completed last fall and will result in reduced overhead costs in 1994 and future years. At ITT Hartford, both revenues and operating income reached record levels in 1993 as the life insurance operations continued to grow through internal expansion and through the assumption of policies from other insurers. Improved underwriting results in the property and casualty business were also a significant contributor to ITT Hartford's performance as the worldwide combined ratio improved to 107.3 percent. ITT Automotive's sales of four-wheel anti-lock brake and traction control systems exceeded $1 billion for the first time in 1993, making it the first automotive parts supplier in the world to reach that level.

     In June, the sale of ITT Consumer Financial Corporation's domestic unsecured consumer small loan portfolio was completed resulting in a pretax gain of $95 ($63 after tax). Proceeds from the sale allowed ITT Financial to retire higher cost fixed-rate debt, and return capital to the Corporation. An extraordinary pretax loss of $75 ($50 after tax) was recorded on the debt retirement. In September, the Corporation announced the signing of a preliminary agreement to acquire the Motors and Actuators Business Unit of General Motors Automotive Components Group. This acquisition is expected to contribute annual revenues of $900 and add strength to ITT's position as a global leader in the automotive components and systems market. The transaction is expected to close in the first half of 1994. In November, the Corporation entered the U.S. gaming industry with the acquisition of the Desert Inn Properties in Las Vegas which is expected to be developed into a major gaming resort. The acquisition of a full-service resort in Las Vegas, the country's number one destination resort and one of the largest convention cities in the U.S., afforded the Corporation the opportunity to immediately enter the North American land-based gaming industry. ITT Sheraton also plans to open a dockside casino near Memphis by the summer of 1994.

     The spin-off of ITT Rayonier to the Corporation's shareholders was announced in December and was completed in February, 1994. The spin-off allows Rayonier to better fulfill its long-term strategies and objectives while furthering the Corporation's strategic goals. Rayonier expects to pay a dividend of $.72 per share in 1994, the equivalent of $.18 per share to the Corporation's shareholders. Rayonier has been reflected as a "Discontinued Operation" for all periods presented.

     These important actions further the Corporation's commitment to improving returns and shareholder value. To that end, additional steps will be taken in 1994, including strategic acquisitions and the continuation of the repurchase of the Corporation's common shares.

SALES, REVENUES AND INCOME

     Worldwide sales and revenues were $22.8 billion in 1993 compared with a restated $23.0 billion and $21.5 billion in 1992 and 1991, respectively. The sales and revenues decrease in 1993 primarily reflects the sale of ITT Financial's domestic unsecured consumer small loan business in June as well as reduced Defense business as several major programs were completed. Excluding the sales of companies included in "Dispositions and Other", sales and revenues increased 2% in 1993 and 8% in 1992. Sales and revenues in all periods have been modified to include 100 percent of the revenues of partially-owned hotel properties and hotel properties under long-term management agreements. The Corporation believes that this presentation better reflects the breadth and control of hotel operations and increased sales and revenues (with no impact on operating income) by $2.4, $2.3 and $2.1 billion in 1993, 1992 and 1991, respectively.

     Net income for 1993 was $913 or $6.90 per fully diluted share compared with a net loss of $885 or $6.90 per fully diluted share in 1992, which was due primarily to several significant nonrecurring items and accounting changes during 1992. This was compared with net income in 1991 of $749 or $5.49 per fully diluted share. Primary earnings (loss) per share were $7.32 in 1993, $(7.93) in 1992 and $5.84 in 1991.

     1993: A number of one-time items are included in net income in 1993 including the gain on the sale of the domestic unsecured consumer small loan portfolio at ITT Financial of $63 after tax, or $.48 per fully diluted share and the related retirement of fixed-rate debt at a premium of $50 after tax, or $.38 per fully diluted share. In addition, results included a $33 after tax or $.25 per fully diluted share provision relating to a program aimed at increasing the effectiveness and productivity at ITT Headquarters and the headquarters of the business segments and a $22 or $.17 per fully diluted share favorable impact of the changes in the United States tax law. Income in future periods will be negatively impacted by the 1% increase in the U.S. Federal tax rate. Further, the year was impacted by $19 after tax or $.15 per fully diluted share for the accelerated write-off of capitalized development expenses at ITT Sheraton; $7 or $.06 per fully diluted share for an after tax gain at ITT Sheraton on its investment in Bally's Las Vegas and $10 after tax or $.08 per fully diluted share for an after tax gain on the sale of ITT Components Distribution. The year also included prior period tax and associated interest charges related to separate decisions by Canadian and California state taxing authorities of $16 after tax or $.12 per fully diluted share and $10 or $.08 per fully diluted share. Extraordinary catastrophe losses at ITT Hartford early in the year negatively impacted earnings by $41 after tax or $.32 per fully diluted share. The catastrophes included the World Trade Center bombing in New York and excessive damage from storms in the Northeastern United States. Portfolio gains at ITT Hartford and ITT Financial in 1993 totalled $98 after tax or $.76 per fully diluted share. Excluding these gains along with the one-time items, net income was $882 or $6.65 per fully diluted share.

     1992: The net loss in 1992 included the effects of the Corporation's adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which were recorded effective January 1, 1992 using the immediate recognition method. These accounting changes resulted in a cumulative catch-up adjustment of $625 after tax, or $4.71 per fully diluted share. These standards required accrual of postretirement and postemployment health care and life insurance benefit costs during the years that an employee provides services to the Corporation rather than on the pay-as-you-go basis previously in effect. There is no cash flow impact of these accounting changes.

     In July 1992, the Corporation completed the sale of its 30% stake in Alcatel N.V. to its joint venture partner, Alcatel Alsthom, resulting in an after tax gain of $622 or $4.71 per fully diluted share -- see "Alcatel N.V." in Notes to Financial Statements. The Corporation also recorded several one-time items during the year to realign and restructure certain businesses including:

     -- A $594 after tax charge at ITT Hartford to fund expected loss developments in surplus lines and reinsurance business at its Cameron & Colby unit and $165 after tax for expected legal defense costs associated with environmental-related claims. The total result was a charge of $759 or $5.75 per fully diluted share. Extraordinary catastrophe losses at ITT Hartford in 1992 negatively impacted earnings by $131 after tax or $.99 per fully diluted share. The catastrophes included Hurricanes Andrew and Iniki along with the Los Angeles riots and the Chicago flood.

     -- A $612 after tax charge or $4.66 per fully diluted share at ITT Financial primarily to strategically transform the consumer finance business by significantly reducing its domestic unsecured consumer small loan business. As a result, ITT Financial established reserves of $693 to cover future unsecured loan losses from the run-off of its existing portfolio, $103 for restructuring, including consolidation of loan offices, and $132 for anticipated losses in the commercial real estate portfolio. The domestic unsecured consumer small loan business has been reflected in "Dispositions and Other" and, as discussed previously, was sold in June 1993.

     -- Other provisions and reserves of $115 after tax or $.87 per fully diluted share, to cover the loss on the disposal of assets and for closure expenses of ITT Rayonier's Grays Harbor pulp and paper complex. In addition, a $34 after tax, or $.25 per fully diluted share provision to write down hotel investments at ITT Sheraton, and a $33 after tax or $.25 per fully diluted share charge for restructuring in the Components operations of ITT Defense & Electronics were recorded.

     Portfolio gains at ITT Hartford and ITT Financial in 1992 totalled $337 after tax or $2.56 per fully diluted share. Excluding these gains as well as the one-time items and accounting changes, net income was $465 or $3.31 per fully diluted share.

     1991: There were no significant items of an unusual or nonrecurring nature during 1991. Net income was $749 or $5.49 per fully diluted share. Portfolio gains at ITT Hartford and ITT Financial in 1991 totalled $137 or $1.04 per fully diluted share. Excluding these gains, net income was $612 or $4.45 per fully diluted share.

CASH FLOW

     The Corporation generated $1.7 billion of cash from operating activities during 1993, $1.7 billion in 1992 and $2.1 billion in 1991. Additional funds of $2.4 billion were also raised in 1993 from the sale of companies including ITT Financial's domestic unsecured consumer small loan business for $1.5 billion and the collection on a note of $.8 billion from the 1992 sale of Alcatel N.V. Proceeds in 1992 from the Alcatel N.V. sale totalled $1.0 billion. Growth in investment life contracts provided $1.7 billion, compared with $1.6 billion and $1.8 billion in the prior two years.

     Cash generated was used to fund internal growth, pay dividends, repay debt in 1993 and to repurchase and redeem ITT common and preferred shares in 1993 and 1992. Cash was also reinvested in securities at ITT Hartford and ITT Financial. Additional information on the investment portfolio is included in "Insurance and Finance Investments" in Notes to Financial Statements.

     Pursuant to the Corporation's share repurchase program announced in May 1992, 3.6 million common shares were repurchased in 1993 at an average price of $86.52 per share for a total of $310 at December 31, 1993. At December 31, 1992, approximately 1.7 million common shares had been repurchased at an average price of $65.63 per share for a total of $109. In addition, the Corporation called for the redemption of all outstanding $4.00 Convertible Series K and $5.00 Convertible Series O Cumulative Preferred Stock at $100 per share plus accrued dividends in June 1992. Redemptions totalled $106, which reduced common equivalent shares by an additional 1.6 million, with the balance converted to
5.8 million shares of common stock. Since the Corporation's stock repurchase programs began in 1987, nearly 40 million equivalent shares have been repurchased and redeemed for approximately $2.3 billion. Dividend payments were $277, $270 and $267 during 1993, 1992 and 1991, including $48 in both 1993 and
1992 and $49 in 1991 related to the ESOP preferred stock.

     Cash expenditures for plant, property and equipment were $505 in 1993, $549 in 1992 and $658 in 1991 and are expected to approximate $800 in 1994. Acquisitions in 1993 included the Desert Inn Properties in Las Vegas for $160. The planned acquisitions in 1994 in the Automotive and Hotels segments are expected to total approximately $1.0 billion. The Corporation has sufficient cash available, along with debt and equity financing alternatives, to fulfill these and other commitments that may be undertaken during the year. Depreciation in 1993 was $463 compared with $483 in 1992 and $426 in 1991. Accumulated depreciation amounted to 47% of gross plant, property and equipment at year-end 1993 and 1992.

     Expenditures for research, development and engineering totalled $460 in 1993, $502 in 1992 and $530 in 1991, of which approximately 53% was pursuant to customer contracts. These expenditures have funded numerous product developments such as anti-lock brake systems, and integrated circuits for multimedia applications and digital television, as well as electronic countermeasures and tactical radio communications technology.

     The Corporation remains financially strong and flexible given the level of cash generated from operations as well as the proceeds received (and expected to be received in 1994) from the sale of investments. Cash at December 31, 1993 totalled $1.1 billion and debt as a percentage of total capital was 33 percent with the Insurance and Finance subsidiaries carried on an equity basis and excluding Discontinued Operations.

BUSINESS SEGMENTS

     Following is a discussion of important factors affecting the sales, revenues and operating income of each Business Segment.

INSURANCE

                                                                                        1993        1992       1991
                                                                                       -------     ------     ------
Revenues.............................................................................  $10,338     $9,862     $9,242
Operating Income (Loss)..............................................................  $   719     $ (513)    $  500

     Revenues and operating income achieved record levels in 1993. Revenues increased 5 percent despite portfolio gains which were $288 lower than 1992. Portfolio gains included in revenues totalled $155, $443 and $144 in 1993, 1992 and 1991, respectively.

     Life operations provided much of the revenue growth and contributed 29 percent of the segment revenues in 1993 compared with 24 percent and 21 percent in 1992 and 1991. This increase, 25 percent in 1993, reflects dramatic improvement in account charge revenues from corporate owned life insurance contracts (COLI) combined with continued growth in individual life and annuity lines of business. The assumption and reinsurance of both COLI and annuity policies from Mutual Benefit and Fidelity Bankers were instrumental in the continued growth. Operating income in the life operations contributed 31 percent to the insurance segment in 1993 and increased 30 percent compared with 1992 which, in turn, increased 26 percent over 1991. As with revenues, the effects of the Mutual Benefit and Fidelity Bankers transactions were the largest contributors to the improvement.

     North American property and casualty underwriting revenues also increased modestly while revenues of the international property and casualty operations were flat compared with 1992. Dramatically improved income performance reflects improved property and casualty underwriting results as reflected in the worldwide combined ratio of 107.3 percent in 1993. Worldwide combined ratios were 133.7 percent in 1992 and 111.3 percent in 1991. Reserves were established in 1992 for expected loss developments in surplus lines and reinsurance at Cameron & Colby ($900) as well as projected legal defense costs associated with environmental-related claims ($250). Excluding the effects of the Cameron & Colby loss developments in surplus lines and reinsurance, the worldwide combined ratios were 105.9 percent in 1993, 114.8 percent in 1992 and 109.1 percent in 1991. In addition, catastrophe losses in 1993 were significantly below the record setting levels of 1992. Adjusted for these unusual items and portfolio gains, 1993 operating income increased significantly. These improvements were partially offset by reduced investment income, the result of lower interest rates and lower portfolio gains in 1993. On the same adjusted basis, 1992 operating income approximated 1991, reflecting a similar trend in domestic property and casualty results, offset by difficult market conditions in the international property and casualty business.

     Operating results are projected to continue to improve in 1994 due to improvements in worldwide property and casualty underwriting results combined with the effect of the growing life insurance operations. These projections include the benefits of recent restructuring actions designed to increase ITT Hartford's efficiency and competitiveness.

FINANCE

                                                                                         1993       1992       1991
                                                                                        ------     ------     ------
Revenues..............................................................................  $1,440     $1,414     $1,321
Operating Income......................................................................  $  271     $  175     $  343

     During 1993, ITT Financial completed a strategic repositioning of the company aimed toward emphasizing the origination and servicing of secured lending assets. Actions during 1993 included the sale of its domestic unsecured consumer small loan portfolio, the start up of ITT Residential Capital Corp. (a fully integrated residential mortgage company) and the repositioning of the domestic home equity business. At year-end 1993, secured funded receivables constituted 88% of total funded receivables as compared to 69% at year-end 1992. Revenues and operating income data have been restated to exclude the results of the domestic unsecured consumer small loan business which is reported in "Dispositions and Other".

     The benefits of this strategic shift will be reduced operating expenses, dramatically improved credit quality, and improved asset liquidity. ITT Financial plans to leverage these benefits through improved capital efficiency, primarily securitization. During 1993, ITT Financial completed the securitization of $2.4 billion of assets.

     Finance revenues from ongoing businesses increased in 1993 and 1992 due to increased finance charges and servicing income on higher levels of owned and serviced receivables. The operating income improvement in 1993 reflects the absence of last year's provision of $132 for anticipated losses in the commercial real estate portfolio. When adjusting for that provision, along with the portfolio gains which were significantly lower in 1993 compared with prior years, operating income in 1993 improved over 1992 and approximated 1991 levels.

     Emphasis on secured lending and asset securitization will remain the focus in 1994. The nature of this strategy is to enhance the Company's risk profile and improve asset quality, although operating income will be somewhat lower.

COMMUNICATIONS & INFORMATION SERVICES

                                                                                             1993     1992     1991
                                                                                             ----     ----     ----
Sales and Revenues.........................................................................  $800     $817     $684
Operating Income...........................................................................  $162     $170     $149

     Both sales and revenues and operating income rose 5 percent in 1993 over 1992 when adjusting for the impact of unfavorable foreign exchange. The increase in all periods reflected improvements in the telephone directory operations in Western Europe as well as an increase in the number of ITT Technical Institutes and student enrollment at those institutes at ITT Educational Services.

     At ITT World Directories, operating margins are under pressure due to lower advertising volume in a number of units. Modest price increases, coupled with reduced operating costs, have resulted in margins that generally meet or exceed prior year levels. ITT World Directories' operations in the United Kingdom were sold to British Telecom in 1993 prior to the expiration of a directory sales contract. Operations in Turkey were shut down in December 1992 as a result of continuing losses in a difficult economic environment. The operating results of these units are reported in "Dispositions and Other" for all years presented. A shift in the regulatory and competitive structures in the European Community may limit growth of existing operations during 1994. The Company continues to pursue a program of product diversification and geographic expansion.

     At ITT Educational Services, 20,000 students are enrolled at 48 schools. Five new schools opened during 1993. Operating results at ITT Educational Services are projected to continue to improve in 1994 due to additional school openings and a continuing expansion of curricula and degree offerings. A period of strong growth is expected as a result of ongoing demand for increased technical education of the U.S. work force.

AUTOMOTIVE

                                                                                         1993       1992       1991
                                                                                        ------     ------     ------
Sales.................................................................................  $3,580     $3,498     $2,933
Operating Income......................................................................  $  164     $  118     $   71

     Sales continued to increase in 1993 as in 1992 as a result of increased market penetration of ITT Anti-lock Brake Systems ("ABS"), higher light vehicle production in North America and the continued shift in consumer preference toward light trucks for which ITT Automotive maintains a strong product offering. Tempering the growth in 1993 was the deepening recession in Western Europe which resulted in a decline in Western European car production. Western European sales comprised 57 percent of the total in 1993 compared with 68 percent in 1992 and 70 percent in 1991.

     Higher operating income in 1993 is largely the result of continued cost reduction efforts partially offset by lower sales prices and higher labor costs. Compared with 1991, the increased operating income was largely attributable to sales growth in addition to cost reduction efforts partially offset by higher labor costs and restructuring actions.

     ITT Automotive will continue to benefit in 1994 from an anticipated increase in North American light vehicle production, particularly light trucks, as well as continued cost reduction efforts. Additionally, Western European passenger car production is anticipated to stabilize. Anti-lock brake systems remains the largest product line offered by ITT Automotive, comprising 30, 27 and 22 percent of total sales in 1993, 1992 and 1991, respectively. The acquisition of General Motors' motors and actuators business unit is expected to strengthen ITT Automotive's position in a number of product lines, particularly motors and wiper systems for the North American market.

DEFENSE & ELECTRONICS

                                                                                         1993       1992       1991
                                                                                        ------     ------     ------
Sales.................................................................................  $1,671     $1,927     $1,985
Operating Income (Loss)...............................................................  $   51     $  (82)    $   83

     The 13 percent sales reduction in 1993 was anticipated and related primarily to the Defense units as the impact of the completion of several major programs and reduced U.S. government defense spending resulted in lower shipments and a decline in operations and maintenance contracts. The sales decrease in 1992 related primarily to the Electronics units due to a worldwide decline in the television market and softness in the connector product line, especially due to lower military related demand. Sales and operating income have been restated in all periods to reflect the December 1993 sale of ITT Components Distribution. The gain on the sale of $13 pretax and the operating results are reflected in "Dispositions and Other."

     Operating income improved substantially in 1993 reflecting current year cost improvements at several units and favorable margin adjustments on mature military programs along with the absence of a 1992 restructuring charge. The operating loss in 1992 resulted from the $53 million restructuring charge, reduced volume and downward pricing pressures for commercial products.

     Order backlog was $2.2, $2.3 and $2.2 billion at December 31, 1993, 1992 and 1991, respectively. Sales and operating income in 1994 are expected to approximate 1993 levels. New product development, expanded markets (including international defense opportunities) and the benefits of ongoing restructuring activities provide a basis for future growth.

FLUID TECHNOLOGY

                                                                                         1993       1992       1991
                                                                                        ------     ------     ------
Sales.................................................................................  $1,030     $1,070     $1,064
Operating Income......................................................................  $   95     $   67     $   83

     Sales have remained relatively level in the past several years with the decrease in 1993 due primarily to a stronger U.S. dollar versus many of the European currencies in which Fluid Technology operates. In the past two years, growth in markets including water and wastewater treatment, power generation and exports as well as new products have been largely offset by weak market conditions in such industries as construction, industrial process, oil and gas, mining and leisure marine.

     Operating income in 1993 benefited from the impact of cost improvement actions taken in 1992, including the consolidation of facilities to reduce excess capacity. In 1992, provisions for restructuring along with the devaluation of the Swedish krona adversely impacted operating income. Slow but steady economic improvement is expected in served markets in 1994. ITT Fluid Technology's position of market leadership, customer-oriented marketing programs, and new products, together with its lower cost structure, should allow the company to resume its profitable growth.

HOTELS

                                                                                         1993       1992       1991
                                                                                        ------     ------     ------
Sales and Revenues...................................................................   $3,184     $3,109     $2,826
Operating Income (Loss)..............................................................   $   78     $  (28)    $   33

     Sales and revenues have been modified in all periods to include 100 percent of the revenues of the hotels under Sheraton's management. The Corporation believes that such a presentation better reflects the breadth and control of hotel operations and increased sales and revenues (with no impact on operating income) by $2.4, $2.3 and $2.1 billion in 1993, 1992 and 1991, respectively.

     Sales and revenues increased in 1993 largely due to improvements in the North American region along with the contribution of the Desert Inn which was acquired in late 1993. The increase in 1992 over 1991 was also attributable to the North American region, where room inventory levels were fully restored as renovations were completed at several owned hotels and to higher revenues among Sheraton's managed properties. In 1993, ITT Sheraton continued its focus on upgrading properties and enhancing its image through the completion of renovation work and elimination of properties which do not meet required standards. More than 30.2 million room nights were sold in 1993, an increase of 1.7 million room nights from 1992 for comparable hotels.

     Operating income in 1993 reflected the accelerated write-off of capitalized development expenses totalling $29 along with an $11 gain on the sale of an investment in Bally's Las Vegas operations. In 1992, a provision of $45 to write down hotel investments resulted in a reported operating loss. When excluding the impacts of these one-time items, operating income rose dramatically in 1993.

     Total sales and revenues of the Hotels segment, including 100% of unconsolidated revenue generated by franchised hotels, were (in billions) $4.8 in 1993 and 1992 and $4.4 in 1991. Room rates of owned, managed and leased properties averaged $105.48, $107.14 and $104.19 for 1993, 1992 and 1991,
respectively, while occupancy rates were 68.5% , 66.4% and 64.9%. The 1993 room rate reduction reflects the stronger U.S. dollar against numerous foreign currencies, particularly in Europe. Total properties numbered 407 in 1993 compared with 426 and 423 in 1992 and 1991, respectively, including franchised properties of 230, 252 and 259 in those years.

     Operating income is expected to continue to improve in 1994 both from existing hotels as well as from acquisitions. The Gaming division, which will include a full year's results from the Desert Inn and the anticipated contribution from a casino near Memphis opening mid-year, will be a significant focal point. Other anticipated acquisitions are expected to provide Sheraton with an enhanced presence in markets not previously represented.

ALCATEL N.V.

                                                                                             1993     1992     1991
                                                                                             ----     -----    ----
Equity in Earnings of Alcatel N.V..........................................................  $ --       $97    $208

     The Corporation sold its 30 percent interest in Alcatel N.V. to its joint venture partner, Alcatel Alsthom in July, 1992. Proceeds from the sale included $1 billion in cash, two notes payable in 1993 and 1994 totalling $1.6 billion (including interest) and 9.1 million shares in Alcatel Alsthom. The shares, which have a net book value of $.8 billion, have a fair market value of $1.1 billion as of February 28, 1994. The Corporation recognized a pretax gain of $942 ($622 after tax) in 1992 on the transaction.

DISPOSITIONS AND OTHER

     Dispositions and Other includes the sales, operating results and the gain or loss from sale or closedown of units other than "Discontinued Operations," along with the sales and operating results of other non-core businesses. Results for all years presented include sales and operating results of the Corporation's Community Development subsidiary. The domestic unsecured consumer small loan portfolio previously included in the Finance segment is the largest business included in "Dispositions and Other". The operating losses are included in all years presented along with the provision in 1992 to cover future domestic unsecured consumer small loan losses and to restructure the business, including consolidation of consumer loan offices. A $95 pretax gain ($63 after tax) on the sale of this portfolio is included in 1993. Operating results for all periods and associated gains on sale in 1993 as they relate to ITT Components Distribution and World Directories United Kingdom operations are also included. 1992 included provisions for the closedown of World Directories' unit in Turkey ($41 pretax offset with tax benefits of a similar amount included in "Income Taxes") along with respective operating losses in 1992 and 1991. Sales and operating results for 1991 included certain Italian automotive operations sold in 1991.

DISCONTINUED OPERATIONS

     During December, 1993, the Corporation announced its plans to spin-off ITT Rayonier, the Corporation's Forest Products segment to its common and preferred shareholders. The spin-off was completed in February, 1994. Accordingly, the results of ITT Rayonier are reported as "Discontinued Operations" on a one-lined after tax basis. The income (loss) from "Discontinued Operations", net of taxes, were $53, $(72) and $54 in 1993, 1992 and 1991, respectively. The 1992 results included an after tax provision of

$115 for the loss on disposal and the estimated closure costs of ITT Rayonier's Grays Harbor pulp and paper complex.

INTEREST, TAXES AND OTHER

     Net interest expense in 1993 decreased due to lower average debt levels and higher average cash invested. Net interest expense in 1992 approximated 1991 levels as interest income earned in the second half of the year from the proceeds of the Alcatel sale offset higher expense from higher average debt levels incurred to support investments, capital programs and working capital requirements.

     Income taxes of $345 in 1993 were provided on pretax income of $1.3 billion representing a 27 percent effective tax rate. Tax exempt interest earned on invested assets at Insurance and Finance caused the effective rate to be lower than the U.S. statutory rate. Additionally, in 1993, the changes in the United States tax law resulted in a one-time benefit of $32 representing an increase in the Corporation's deferred tax assets at the beginning of the year necessitated by the 1 percent increase in the statutory rate. Partly offsetting this benefit was a $10 increase to the current year tax provision. "Discontinued Operations", "Extraordinary Item" and "Cumulative Effect of Accounting Changes" are all presented on a net of tax basis and accordingly, the associated tax benefits are not included in the provision above.

     The increase in income taxes over 1992 and 1991 related primarily to the increase in pretax income. In 1992, large provisions in the Insurance and Finance segments resulted in a pretax loss and a corresponding tax benefit. Income taxes paid in 1993, 1992 and 1991 were $337, $202 and $157, respectively.

     "Other" consists primarily of corporate expenses, minority equity and non-operating income (expense). In 1993, a provision of $50 pretax is included for estimated severance and other costs associated with a program aimed at increasing the effectiveness and productivity at the Corporation's headquarters locations. "Other" expenses increased in 1992 primarily due to higher corporate provisions for divested company exposures and environmental issues.

DEBT AND LIQUIDITY

     Outstanding debt, including Insurance and Finance debt, was $13.9 billion at December 31, 1993. This was a $2.0 billion decrease from 1992, and was primarily due to the application of the proceeds from the sale of ITT Financial's domestic unsecured consumer small loan portfolio and from ITT Financial's receivable securitization. At December 31, 1993 and 1992, debt was 64% and 68% of total capitalization, including finance and insurance subsidiaries debt of $10.4 billion and $12.1 billion, respectively. With insurance and finance subsidiaries carried on an equity basis and excluding Discontinued Operations, debt was 33% of total capitalization at the end of 1993 compared with 37% at the end of 1992. The Corporation remains strong, flexible and well positioned.

     Future debt needs can be met as required by traditional and emerging channels. Certain subsidiaries are subject to restrictions on transfer of funds to the Corporation, but the restrictions have not affected the Corporation's ability to meet its cash obligations. No change in this condition is anticipated.

     Stockholders equity increased $403 during 1993 to $7.7 billion mainly as a result of earnings, partly offset by dividends, share repurchases and redemptions and a reduction in the cumulative translation account. The Corporation had cash of $1.1 billion at December 31, 1993, compared with $882 at the end of 1992. The increase is largely the result of cash generated from operations and proceeds from the collection of the Alcatel note, partly offset by share repurchases and acquisitions. Collection of the remaining note received in the Alcatel sale will supplement the Corporation's available cash by $817 in 1994. This cash, along with debt and equity financing alternatives, is available for share repurchases, acquisitions or debt repayment in 1994 and future periods.

     In February, 1994, the Corporation entered into a new revolving credit agreement with terms ranging from one to five years with 65 domestic and foreign banks providing credit commitments of $7 billion. These commitments were made to the ITT parent company and certain of its subsidiaries for $3 billion and to ITT Financial totalling $4 billion. The credit commitments of the ITT parent company are used to assure working capital needs and to support commercial paper. Commercial paper borrowings totalled $268 at December 31, 1993.

     ITT's insurance and finance subsidiaries, foreign units and certain other major domestic subsidiaries usually meet their funding requirements on a direct basis and, from time to time, are supplemented through Corporate-established financing vehicles.

     ITT Financial is a direct issuer of commercial paper. At December 31, 1993, $2.0 billion of commercial paper was outstanding.

     The Corporation operates in a multinational environment with minimal exposures in hyper-inflationary countries. Thus, inflation has not had a significant impact on the financial position of the Corporation or results of its operations in recent periods, nor is it expected to do so in the near future.

     The multinational operations of the Corporation also create exposure to foreign currency fluctuation. The Corporation enters into foreign exchange contracts with major financial institutions to reduce such exposure. These agreements are meant to either hedge exchange exposure on the Corporation's net investment in a foreign country or on the Corporation's foreign denominated debt or are meant to hedge a specific transaction. During 1993, consolidated net assets decreased by $114 reflecting the effect of translated local currencies on the Corporation's net foreign investments and was primarily the result of the strengthening of the U.S. dollar against most European currencies. Foreign currency transaction gains or losses were not significant.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedules elsewhere herein.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF ITT

     The information called for by Item 10 with respect to directors is incorporated herein by reference to the definitive proxy statement involving the election of directors filed or to be filed by ITT with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

     The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption "Executive Officers of ITT."

ITEM 11.                     EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

                                    PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

          1. See Index to Financial Statements and Schedules appearing on page F-1 for a list of the financial statements and schedules filed as a part of this report.

          2. See Exhibit Index appearing on pages II-2 and II-3 for a list of the exhibits filed or incorporated herein as a part of this report.

     (b) There were no Form 8-K Current Reports filed by ITT during the quarter ended December 31, 1993.

                         INDEX TO FINANCIAL STATEMENTS
                                 AND SCHEDULES

                                                                                    PAGE
  Report of Management...........................................................    F-2
  Report of Independent Public Accountants.......................................    F-3
  Consolidated Income for the three years ended December 31, 1993................    F-4
  Consolidated Balance Sheet as of December 31, 1993 and 1992....................    F-5
  Consolidated Cash Flow for the three years ended December 31, 1993.............    F-6
  Consolidated Retained Earnings for the three years ended December 31, 1993.....    F-7
  Consolidated Capital Stock and Surplus for the three years ended
    December 31, 1993............................................................    F-7
  Cumulative Preferred Stock as of December 31, 1993 and 1992....................    F-7
  Notes to Financial Statements..................................................  F-8-19
  Supplementary Condensed Financial Statements...................................  F-20-21
  Business Segment Information...................................................   F-22
  Geographical Information.......................................................   F-22
  Quarterly Results for 1993 and 1992............................................   F-23
  Export Sales...................................................................   F-23
  Valuation and Qualifying Accounts..............................................    S-1
  Short-term Borrowings..........................................................    S-2
  Supplementary Income Statement Information.....................................    S-2
  Summary of Insurance Investments...............................................    S-3
  Supplementary Insurance Information............................................    S-4
  Supplemental Information Concerning Property and Casualty Insurance
    Operations...................................................................    S-4
  Reinsurance....................................................................    S-5

                              REPORT OF MANAGEMENT

     The management of ITT Corporation is responsible for the preparation and integrity of the information contained in the financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

     ITT's financial statements are audited by Arthur Andersen & Co., independent public accountants, elected by the shareholders. Management has made ITT's financial records and related data available to Arthur Andersen & Co., and believes that the representations made to the independent public accountants are valid and complete.

     ITT's system of internal controls is a major element in management's responsibility to provide a fair presentation of the financial statements. The system includes both accounting controls and the internal auditing program, which are designed to provide reasonable assurance that the Corporation's assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization, and that fraudulent financial reporting is prevented or detected.

     ITT's internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies and procedures that are communicated to ITT's employees. Management continually monitors the system of internal controls for compliance. ITT's internal auditors independently assess the effectiveness of internal controls and make recommendations for improvement on a regular basis. The independent public accountants also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on ITT's financial statements. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

     The Audit Committee of the Board of Directors, composed of nonemployee directors, meets periodically with management and with the independent public accountants and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to assure their independent and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF ITT CORPORATION:

     We have audited the financial statements of ITT Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, as described in the accompanying Index to Financial Statements and Schedules. These financial statements and the schedules referred to below are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in the accompanying notes to financial statements, the Corporation adopted new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting, in 1993, for reinsurance of short-duration and long-duration contracts, and, effective January 1, 1992, for postretirement benefits other than pensions and postemployment benefits.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen & Co.

New York, New York
February 3, 1994

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME

                          IN MILLIONS EXCEPT PER SHARE

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------------
                                                                                   1993          1992          1991
                                                                                  -------       -------       -------
RESULTS FOR YEAR
Sales and Revenues
  Products and Services.......................................................    $10,791       $11,098       $10,268
  Insurance...................................................................     10,338         9,862         9,242
  Finance.....................................................................      1,633         2,017         2,026
                                                                                  -------       -------       -------
                                                                                   22,762        22,977        21,536
Costs and Expenses
  Products and Services (including selling and general expenses of $1,062,
    $1,135 and $1,065)........................................................     10,240        10,908         9,882
  Insurance...................................................................      9,619        10,375         8,726
  Finance (including interest expense of $605, $699 and $781).................      1,371         2,798         1,932
  Other.......................................................................        211           165           135
                                                                                  -------       -------       -------
                                                                                    1,321        (1,269)          861
Equity in earnings of Alcatel N.V.............................................         --            97           208
Gain on sale of Alcatel N.V...................................................         --           942            --
Interest expense (net of interest income of $168, $160 and $100)..............       (147)         (169)         (177)
Gain on sale of loan portfolio................................................         95            --            --
Miscellaneous income (expense), net...........................................         13            (3)            1
                                                                                  -------       -------       -------
                                                                                    1,282          (402)          893
Income tax (expense) benefit..................................................       (345)          241          (166)
Minority equity...............................................................        (27)          (27)          (32)
                                                                                  -------       -------       -------
Income (Loss) from Continuing Operations......................................        910          (188)          695
Discontinued Operations, net of tax (expense) benefit of $(30), $46 and
  $(24).......................................................................         53           (72)           54
Extraordinary Item, net of tax benefit of $25.................................        (50)           --            --
Cumulative Effect of Accounting Changes (SFAS Nos. 106 and 112), net of tax
  benefit of $322.............................................................         --          (625)           --
                                                                                  -------       -------       -------
Net Income (Loss).............................................................    $   913       $  (885)      $   749
                                                                                  -------       -------       -------
                                                                                  -------       -------       -------
EARNINGS (LOSS) PER SHARE
Income (Loss) from Continuing Operations
  Primary.....................................................................    $  7.29       $ (1.85)      $  5.40
  Fully Diluted*..............................................................    $  6.87       $ (1.64)      $  5.08
Discontinued Operations
  Primary.....................................................................    $   .44       $  (.62)      $   .44
  Fully Diluted*..............................................................    $   .41       $  (.55)      $   .41
Extraordinary Item
  Primary.....................................................................    $  (.41)           --            --
  Fully Diluted...............................................................    $  (.38)           --            --
Cumulative Effect of Accounting Changes (SFAS Nos. 106 and 112)
  Primary.....................................................................         --       $ (5.46)           --
  Fully Diluted*..............................................................         --       $ (4.71)           --
Net Income (Loss)
  Primary.....................................................................    $  7.32       $ (7.93)      $  5.84
  Fully Diluted*..............................................................    $  6.90       $ (6.90)      $  5.49
                                                                                  -------       -------       -------
                                                                                  -------       -------       -------
AVERAGE COMMON EQUIVALENT SHARES -- PRIMARY...................................        120           117           122
                                                                                  -------       -------       -------
                                                                                  -------       -------       -------
AVERAGE COMMON EQUIVALENT SHARES -- FULLY DILUTED.............................        129           132           132
                                                                                  -------       -------       -------
                                                                                  -------       -------       -------

- ---------------

 * The reported net loss in 1992 causes the calculation of the fully diluted loss per share in 1992 to be anti-dilutive. In such a case, generally accepted accounting principles suggest the fully diluted loss per share to be the same as the primary loss per share; however, the Corporation has presented the actual calculated amount in order that all calculations and comparisons with previously reported and future amounts be on a consistent basis.

   The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                  IN MILLIONS EXCEPT FOR SHARES AND PER SHARE

                                                                                                    DECEMBER 31,
                                                                                                 ------------------
                                                                                                  1993       1992
                                                                                                 -------    -------
ASSETS
Cash...........................................................................................  $ 1,136    $   882
Finance Receivables, net.......................................................................    7,556      9,280
Other Receivables, net.........................................................................    5,163      5,403
Inventories....................................................................................      963      1,108
Insurance Investments --
  Fixed maturities.............................................................................   26,870     25,025
  Other........................................................................................    3,712      2,841
Finance Investments............................................................................    3,097      2,989
Reinsurance Recoverables.......................................................................   11,577     11,322
Deferred Policy Acquisition Costs..............................................................    2,024      1,482
Plant, Property and Equipment, net.............................................................    3,416      3,306
Other Assets...................................................................................    5,046      4,925
                                                                                                 -------    -------
                                                                                                 $70,560    $68,563
                                                                                                 -------    -------
                                                                                                 -------    -------
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities --
  Policy liabilities and accruals..............................................................  $40,884    $37,705
  Finance debt.................................................................................    9,463     11,043
  Other debt...................................................................................    3,874      4,250
  ESOP debt....................................................................................      603        640
  Accounts payable and accrued liabilities.....................................................    4,293      3,957
  Other liabilities............................................................................    3,793      3,721
                                                                                                 -------    -------
                                                                                                  62,910     61,316
                                                                                                 -------    -------
Stockholders Equity --
  Cumulative preferred stock (aggregate liquidation value of $719 as of December 31, 1993).....      673        687
  Common stock: Authorized 200,000,000 shares, $1 par value
                Outstanding 117,560,877 and 119,059,132........................................      118        119
  Capital surplus..............................................................................       --         76
  Deferred compensation -- ESOP................................................................     (603)      (631)
  Cumulative translation adjustments...........................................................     (206)       (92)
  Unrealized gain on equity securities, net of tax.............................................       80         30
  Retained earnings............................................................................    7,588      7,058
                                                                                                 -------    -------
                                                                                                   7,650      7,247
                                                                                                 -------    -------
                                                                                                 $70,560    $68,563
                                                                                                 -------    -------
                                                                                                 -------    -------

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOW

                                  IN MILLIONS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                 1993           1992           1991
                                                                               --------       --------       --------
OPERATING ACTIVITIES
Net Income (Loss)...........................................................   $    913       $   (885)      $    749
Discontinued Operations.....................................................        (53)            72            (54)
Extraordinary Item..........................................................         50             --             --
Cumulative Effect of Accounting Changes.....................................         --            625             --
                                                                               --------       --------       --------
    Income (Loss) from Continuing Operations................................        910           (188)           695
Adjustments to net income (loss):
  Depreciation and amortization.............................................        576            504            465
  Provision for doubtful receivables........................................        157          1,264            538
  (Gain) loss on divestments -- pretax......................................       (129)          (916)             4
  Gain on sale of portfolio securities -- pretax............................       (161)          (511)          (215)
  Change in receivables, inventories, payables and accrued liabilities......        263            293            314
  Accrued and deferred taxes................................................         22           (481)            10
  Increase in liability for policy benefits and unpaid claims...............        233          1,873            763
  Increase in deferred policy acquisition costs.............................       (359)          (235)          (148)
  Decrease (increase) in reinsurance and other related assets...............        244            107            (40)
  Other, net................................................................        (36)             1           (303)
                                                                               --------       --------       --------
    Cash from operating activities..........................................      1,720          1,711          2,083
                                                                               --------       --------       --------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................................       (505)          (549)          (658)
Proceeds from divestments...................................................      2,379          1,077             26
Purchase of insurance and finance investments...............................    (38,461)       (28,873)       (19,458)
Sale and maturity of insurance and finance investments......................     35,716         26,140         16,460
Finance receivables originated or purchased.................................    (19,355)       (15,693)       (12,500)
Finance receivables repaid or sold..........................................     19,778         14,857         11,374
Investment in Alcatel N.V...................................................         --             --           (335)
Acquisitions................................................................       (180)           (62)           (33)
Other, net..................................................................        (76)           (76)            71
                                                                               --------       --------       --------
    Cash used for investing activities......................................       (704)        (3,179)        (5,053)
                                                                               --------       --------       --------
FINANCING ACTIVITIES
Short-term debt, net........................................................     (2,289)           881           (878)
Long-term debt issued.......................................................      2,857          1,401          3,314
Long-term debt repaid.......................................................     (2,598)        (1,405)        (1,119)
Investment life contracts, net..............................................      1,734          1,617          1,829
Repurchase and redemption of stock..........................................       (322)          (223)            (6)
Dividends paid..............................................................       (277)          (270)          (267)
Other, net..................................................................         18             (6)           (68)
                                                                               --------       --------       --------
    Cash from (used for) financing activities...............................       (877)         1,995          2,805
                                                                               --------       --------       --------
EXCHANGE RATE EFFECT ON CASH................................................        (26)           (27)             1
                                                                               --------       --------       --------
CASH FROM DISCONTINUED OPERATIONS...........................................        141             27             73
                                                                               --------       --------       --------
Increase (decrease)in cash..................................................        254            527            (91)
Cash -- Beginning of year...................................................        882            355            446
                                                                               --------       --------       --------
CASH -- END OF YEAR.........................................................   $  1,136       $    882       $    355
                                                                               --------       --------       --------
                                                                               --------       --------       --------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest..................................................................   $  1,024       $  1,101       $  1,081
                                                                               --------       --------       --------
  Income taxes (net of refunds).............................................   $    337       $    202       $    157
                                                                               --------       --------       --------
                                                                               --------       --------       --------

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED RETAINED EARNINGS

                          IN MILLIONS EXCEPT PER SHARE

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                      1993         1992         1991
                                                                                     ------       ------       ------
Balance -- Beginning of Year.....................................................    $7,058       $8,202       $7,705
  Net Income (Loss)..............................................................       913         (885)         749
  Dividends declared --
    Cumulative preferred stock, net of tax benefit...............................       (36)         (43)         (55)
    Common stock -- $1.98, $1.84 and $1.72 per share.............................      (235)        (216)        (197)
  Repurchases of Common Stock....................................................      (112)          --           --
                                                                                     ------       ------       ------
Balance -- End of Year...........................................................    $7,588       $7,058       $8,202
                                                                                     ------       ------       ------
                                                                                     ------       ------       ------

                     CONSOLIDATED CAPITAL STOCK AND SURPLUS

                         IN MILLIONS EXCEPT FOR SHARES

                                                           CUMULATIVE
                                                        PREFERRED STOCK                COMMON STOCK
                                                     ----------------------       -----------------------       CAPITAL
                                                       SHARES        AMOUNT          SHARES        AMOUNT       SURPLUS
                                                     -----------     ------       ------------     ------       -------
Balance--December 31, 1990........................    14,852,772     $ 973         114,168,125     $ 114        $   --
  Redemption of ESOP Series preferred stock.......       (65,703)       (5)                 --        --            --
  Stock incentive plans...........................            --        --             156,227        --             7
  Stock conversions...............................       (72,970)       (1)             97,704        --             1
                                                     -----------     ------       ------------     ------       -------
Balance--December 31, 1991........................    14,714,099       967         114,422,056       114             8
  Redemption of ESOP Series preferred stock.......      (111,859)       (8)                 --        --            --
  Stock incentive plans...........................            --        --             361,031        --            16
  Stock conversions...............................    (3,647,710)     (174)          5,940,563         6           168
  Redemptions and repurchases.....................    (1,059,777)      (98)         (1,664,518)       (1)         (116)
                                                     -----------     ------       ------------     ------       -------
Balance--December 31, 1992........................     9,894,753       687         119,059,132       119            76
  Redemption of ESOP Series preferred stock.......      (175,964)      (14)                 --        --            (2)
  Stock incentive plans...........................            --        --           1,915,760         2           121
  Stock conversions...............................      (137,460)       --             173,993        --            --
  Repurchases.....................................            --        --          (3,588,008)       (3)         (195)
                                                     -----------     ------       ------------     ------       -------
Balance--December 31, 1993........................     9,581,329     $ 673         117,560,877     $ 118        $   --
                                                     -----------     ------       ------------     ------       -------
                                                     -----------     ------       ------------     ------       -------

                           CUMULATIVE PREFERRED STOCK

                            STATED VALUE IN MILLIONS

                                    PER SHARE--DECEMBER 31, 1993                1993                     1992
                                    -----------------------------       --------------------     --------------------
                                    CONVERSION         REDEMPTION                     STATED                   STATED
                                       RATE              PRICE            SHARES      VALUE        SHARES      VALUE
                                    ----------         ----------       ----------    ------     ----------
$2.25 Series N..................       1.2660            $85.00            581,535    $   2         718,995    $   2
$5.221 ESOP Series..............       1.0000             77.20          8,999,794      671       9,175,758      685
                                                                        ----------    ------     ----------    ------
                                                                         9,581,329    $ 673       9,894,753    $ 687
                                                                        ----------    ------     ----------    ------
                                                                        ----------    ------     ----------    ------

     The Corporation has authorized 50,000,000 shares of cumulative preferred stock, without par value, which are issuable in series. The ESOP Series shares are redeemable after July 1, 1994 at $77.20 per share reduced annually through June 30, 1999 to $74.59 per share.

     Liquidation preference on shares outstanding is $34 per share for the Series N and $77.72 per share for the ESOP Series.

The accompanying notes to financial statements are an integral part of the above statements.

                         NOTES TO FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED)

ACCOUNTING POLICIES

     Consolidation Principles: The financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     Insurance Operations: Policy acquisition costs, representing commissions, premium taxes and certain other underwriting costs of developing and implementing new insurance programs, are deferred and amortized over the periods benefited. Estimates of future revenues, including investment income, are compared with estimates of future costs, including amortization of policy acquisition costs, to determine if policies currently in force are expected to result in a net loss. No revenue deficiencies have been determined in the periods presented.

     The liability for property and casualty claims includes amounts determined by claim adjusters on individual cases and estimates for unreported claims based on past experience. While asbestos and pollution liabilities are established for claims and legal defense costs, the ultimate liabilities cannot be reasonably estimated due to the unpredictability of notification and resolution, and therefore the liabilities established may have to be adjusted as additional information becomes available. However, based on current evaluation, the Corporation believes the ultimate resolution of all its claims, including reinsurance effects, will not have a material adverse impact on its overall financial condition.

     Certain liabilities for unpaid claims are discounted at interest rates between 3% and 3.5%, for permanently disabled claimants, and between 3% and 14% for terminated reinsurance treaties and certain reinsurance contracts that fund loss runoffs for unrelated parties. The discount amounted to $362 and $325 as of December 31, 1993 and 1992. Unearned premiums are calculated principally by the application of monthly pro rata fractions for the unexpired terms of policies in force.

     The liability for future life insurance payments, excluding investment and universal life-type contracts, is computed by the net level premium method, based on estimated future investment yields, withdrawals, mortality and other assumptions made at the time the policies are issued.

     The liability for investment and universal life-type contracts is stated at policyholder account values before surrender charges. Revenue on these contracts represents policyholder charges. The cost of acquiring new business is recognized over the term of the contracts in proportion to estimated gross profits.

     Separate account assets and corresponding liabilities totalling $16.6 billion and $8.8 billion at December 31, 1993 and 1992, respectively, have been netted in the accompanying Balance Sheet.

     Finance Operations: Revenues from finance receivables are recognized using the interest method, whereby finance charges, loan origination fees and direct loan origination costs are recognized over the life of the related loan to provide a constant effective yield. Because the insurance subsidiaries of the finance companies are integral parts of the finance operations, the accounts of those subsidiaries are included in finance revenues, operating costs and expenses, assets and liabilities. The reserve for credit losses is based on analysis of historical loss experience and other factors, and is considered adequate to cover incurred losses in the finance receivables portfolio.

     In May 1993, the Financial Accounting Standards Board issued a new standard related to the accounting by creditors for the impairment of a loan (SFAS No.
114). The standard, which must be adopted by 1995, requires that impaired loans, as defined, be measured based on the present value of expected future cash flows. The Corporation is reviewing the requirements and the timing of the adoption of the standard, however, the impacts are not expected to be material to the Corporation's financial position or results of operations.

     Hotel Operations: During 1993, the Corporation changed its presentation of the operations of partially-owned hotel properties and hotel properties under long-term management agreements to include their revenues and expenses in the consolidated results of operations. The change was made because the operating control and responsibilities associated with these properties are substantially the same as those for owned or leased hotel properties. The inclusion of revenues and expenses of these properties more clearly reflects the results of operations of all of the properties that are actively managed and controlled by the Corporation. Prior year amounts have been reclassified to conform to the 1993 presentation. Sales and expenses have been increased by $2.4 billion, $2.3 billion and $2.1 billion (with no impact on operating income) in 1993, 1992 and 1991, respectively.

     Inventories: Inventories are generally valued at the lower of cost (first-in, first-out) or market. In manufacturing operations, a full absorption procedure is employed using standard cost techniques. Revenue from long-term contracts is recognized on the percentage-of-completion method. Expected losses on long-term contracts and potential losses from obsolete and slow-moving inventories are provided for in the current period.

     Plant, Property and Equipment: Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. The Corporation normally claims the maximum depreciation deduction allowable for tax purposes. In general, for financial reporting purposes, depreciation is provided on a straight-line basis over the useful economic lives of the assets involved. Accumulated depreciation was $3,054 and $2,916 at December 31, 1993 and 1992.

     Earnings Per Share: Fully diluted earnings per share is based on the weighted average of common stock equivalents and assumes conversion of the ESOP Series convertible preferred stock and in 1992 and 1991 assumes conversion of the then outstanding Series O convertible preferred stock. Net income applicable to fully diluted earnings per share consists of reported net income or loss adjusted for the amount, net of tax, the Corporation would be required to contribute to the ESOP if the ESOP Series preferred shares were converted into common stock.

     Primary earnings per share is based, in 1993, on the weighted average of common and common equivalent shares outstanding, which include Series N convertible preferred stock and stock options. In 1992, common equivalent shares, which include Series K and N convertible preferred stock and stock options, have not been considered since their effect is anti-dilutive. These common equivalent shares are, however, included in the primary earnings per share calculation in 1991. With respect to options, it is assumed that proceeds received upon exercise will be used to acquire common stock of the Corporation. In 1993 and 1991, net income applicable to primary earnings per share consists of the reported net income adjusted for dividend requirements on preferred stock not considered common stock equivalents, net of the related tax benefits. In 1992, net income applicable to primary earnings per share consists of reported net loss adjusted for dividend requirements on all preferred stock series, net of the related tax benefits.

CHANGES IN ACCOUNTING PRINCIPLES

     Change Adopted in 1993: During the first quarter of 1993, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", by restating the balance sheet of the prior period. This new standard requires reinsurance recoverables and prepaid reinsurance premiums to be reported as assets. As a result of the restatement, reinsurance recoverables increased $10.2 billion, prepaid insurance premiums (included in "Other Assets") increased $.3 billion and policy liabilities and accruals increased $10.5 billion at December 31, 1992. The income statement impact of the adoption is not significant.

     Changes Adopted in 1992: Effective January 1, 1992, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits", using the immediate recognition method. Accordingly, cumulative adjustments (through December 31, 1991) of $580 after tax ($4.37 per fully diluted share) and $45 after tax ($.34 per fully diluted share), respectively, have been recognized at January 1, 1992.

     The Corporation's cash flows were not impacted by these changes in accounting principles.

SPECIAL CHARGES AND EXTRAORDINARY ITEM

     In 1992, as a result of adverse loss developments in certain surplus lines and reinsurance business, the Corporation's insurance operations recorded a $900 pretax charge to fund expected loss developments in surplus lines and reinsurance business and $250 pretax for expected legal defense costs associated with environmental-related claims. The effect of these two charges was $759 after tax or $5.75 per fully diluted share.

     The Corporation also announced in 1992 a strategic transformation of its consumer finance operations to considerably reduce its business in the domestic unsecured consumer small loan area and to pursue growth opportunities in other portions of the finance business. The domestic unsecured consumer small loan portfolio totalled $2.4 billion at December 31, 1992. In conjunction with this decision, reserves were established in the fourth quarter totalling $928 pretax or $612 after tax ($4.66 per fully diluted share), including a $693 pretax provision to cover future unsecured consumer small loan losses from the run-off of its existing portfolio; $103 pretax for restructuring and consolidation of loan offices; and $132 pretax for anticipated losses in the commercial real estate portfolio. In June 1993, the domestic unsecured consumer small loan portfolio was sold to a group of investors resulting in a $95 pretax gain ($63 after tax or $.48 per fully diluted share). Proceeds from the sale were used to retire fixed-rate debt resulting in an extraordinary loss of $50 after tax or $.38 per fully diluted share.

ALCATEL N.V.

     In July 1992, the Corporation sold its 30% equity interest in Alcatel N.V. (Alcatel) to its joint venture partner, Alcatel Alsthom, resulting in a pretax gain of $942 or $622 after tax ($4.71 per fully diluted share). The Corporation received cash at the closing of $1 billion, two notes payable in 1993 and 1994 valued at $1.4 billion and 9.1 million shares of Alcatel Alsthom stock recorded at $806. The Alcatel Alsthom stock, which is carried at cost, is included in "Other Assets" in the accompanying Balance Sheet and has a value of $1.3 billion and $1.1 billion based on the quoted market prices at December 31, 1993 and 1992.

     Equity in earnings of Alcatel in 1992 and 1991 represents the Corporation's 30% equity in after tax income of Alcatel, adjusted for amortization of the amount by which the Corporation's investment exceeded its equity in the joint venture, over periods not longer than 40 years.

RECEIVABLES

     Finance Receivables of $7,556 and $9,280 at December 31, 1993 and 1992 are net of unearned income of $567 and $917 and reserves for credit losses of $222 and $1,119. The estimated fair value of Finance Receivables, net, at December 31, 1993 and 1992, approximates the recorded value and was computed by discounting the projected cash flows at a rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities.

     Consumer receivables were $3,647 and $5,932 and commercial receivables were $4,698 and $5,384 at December 31, 1993 and 1992. These receivables are generally written with maximum original terms of 60 months for consumer small loans, 84 months for commercial loans, 180 months for consumer mortgages and 120 months for commercial mortgages. Net charge-offs as a percentage of average net finance receivables were 3.22%, 4.85% and 4.58% in 1993, 1992 and 1991.

     Other Receivables were $5,163 and $5,403 at December 31, 1993 and 1992, net of allowances for doubtful accounts of $127 and $133. Included in the balances are notes receivable from the sale of Alcatel totalling $785 and $1,461 at December 31, 1993 and 1992, respectively, which approximate fair value. Also included are insurance premiums receivable and agents' balances of $1,842 and $1,791, trade receivables of $2,395 and $1,989 and other receivables of $268 and $295.

INCOME TAX

Income tax data from continuing operations is as follows:

                                                                                       1993      1992      1991
                                                                                      ------     -----     ----
    Pretax income (loss)
      U.S...........................................................................  $  923     $(648)    $603
      Foreign.......................................................................     359       246      290
                                                                                      ------     -----     ----
                                                                                      $1,282     $(402)    $893
                                                                                      ------     -----     ----
    Provision (benefit) for income tax
      Current
        U.S. Federal................................................................  $  183     $ 136     $ 28
        State and local.............................................................      12         3        9
        Foreign.....................................................................     156       101      110
                                                                                      ------     -----     ----
                                                                                         351       240      147
                                                                                      ------     -----     ----
      Deferred
        U.S. Federal................................................................      24      (455)      39
        Foreign and other...........................................................     (30)      (26)     (20)
                                                                                      ------     -----     ----
                                                                                          (6)     (481)      19
                                                                                      ------     -----     ----
                                                                                      $  345     $(241)    $166
                                                                                      ------     -----     ----
                                                                                      ------     -----     ----

     No provision was made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $800 since these amounts are permanently reinvested.

     Deferred income taxes represent the tax effect related to recording revenues and expenses in different periods for financial reporting and tax purposes. The December 31, 1993 and 1992 Balance Sheets include net U.S. Federal deferred tax assets of $1,044 and $1,037, respectively (included in "Other Assets"), and net foreign and other deferred tax liabilities of $196 and $244, respectively (included in "Other Liabilities").

     Deferred tax assets (liabilities) include the following:

                                                                               1993                    1992
                                                                        -------------------     -------------------
                                                                         U.S.       FOREIGN      U.S.       FOREIGN
                                                                        FEDERAL     & OTHER     FEDERAL     & OTHER
                                                                        -------     -------     -------     -------
    Discounted insurance loss reserves................................  $  673       $  --      $  674       $  --
    Other insurance related items.....................................    (120 )       (73)       (237 )       (67)
    Employee benefits.................................................     272          24         269          25
    Reserve for bad debts.............................................     109          --         384          --
    Accelerated depreciation..........................................     (79 )      (156)        (71 )      (174)
    Installment sales.................................................    (108 )        --        (211 )        --
    Reserves and other................................................     297           9         229         (28)
                                                                        -------     -------     -------     -------
                                                                        $1,044       $(196)     $1,037       $(244)
                                                                        -------     -------     -------     -------
                                                                        -------     -------     -------     -------

     A reconciliation of the tax provision (benefit) at the U.S. statutory rate to the provision (benefit) for income tax as reported is as follows:

                                                                                     1993        1992        1991
                                                                                    -------     -------     -------
    Tax provision (benefit) at U.S. statutory rate.............................       $449       $(137)       $304
    Tax exempt interest........................................................        (34)        (40)        (63)
    Change in U.S. tax law.....................................................        (32)         --          --
    Foreign tax rate differential..............................................        (28)        (38)        (42)
    Other......................................................................        (10)        (26)        (33)
                                                                                    -------     -------     -------
    Provision (benefit) for income tax.........................................       $345       $(241)       $166
                                                                                    -------     -------     -------
                                                                                    -------     -------     -------

DEBT

     As of December 31, debt consisted of:

                                                                              FINANCE                  OTHER
                                                                        -------------------     -------------------
                                                                         1993        1992        1993        1992
                                                                        -------     -------     -------     -------
    Commercial paper..................................................  $2,008      $ 3,873     $  518      $  915
    Bank loans and other short-term...................................   1,207        1,282        646         649
    Long-term.........................................................   6,248        5,888      2,710       2,686
                                                                        -------     -------     -------     -------
                                                                        $9,463      $11,043     $3,874      $4,250
                                                                        -------     -------     -------     -------
                                                                        -------     -------     -------     -------

     The fair value of the Corporation's commercial paper and bank loans and other short-term loans approximates carrying value. The estimated fair value of long-term debt at December 31, 1993 and, 1992 is $6,590 and $6,135 for Finance and $3,071 and $2,935 for Other, based on discounted cash flows using the Corporation's incremental borrowing rates for similar arrangements.

     Long-term debt maturities and interest rates at December 31 were:

                                                                         FINANCE                 OTHER
                                                                   --------------------   --------------------
                             MATURITIES                            UNDER 8%    OVER 8%    UNDER 8%    OVER 8%
    -------------------------------------------------------------  ---------   --------   ---------   --------
    1994.........................................................   $ 1,021     $  754     $   187     $  380
    1995.........................................................       756        572         214         68
    1996.........................................................       800        233         453        151
    1997.........................................................       424        423           8        112
    1998.........................................................       184        322          42        328
    Thereafter...................................................        21        849         319        606
                                                                   ---------   --------   ---------   --------
    Total-1993...................................................   $ 3,206     $3,153     $ 1,223     $1,645
                                                                   ---------   --------   ---------   --------
                                                                   ---------   --------   ---------   --------
    Total-1992...................................................   $ 2,009     $3,989     $ 1,140     $1,720
                                                                   ---------   --------   ---------   --------
                                                                   ---------   --------   ---------   --------

     The balances as of December 31, 1993 and 1992 exclude amortizable debt discounts of $111 and $110 for Finance and $158 and $174 for Other operations.

     Bank loans and other short-term debt are drawn down under lines of credit, some of which extend for a fixed term of several years. As of December 31, 1993, the Corporation had unused credit lines of $3.3 billion for Finance, the majority of which supports outstanding commercial paper, and $2.0 billion for Other operations.

     The Corporation enters into interest rate swap agreements with major financial institutions to manage exposure from fluctuations in interest rates. Interest expense is adjusted with changes of the interest rate and any credit risk is considered remote. At December 31, 1993 and 1992, interest rates were effectively converted on the following notional principal amounts:

                                                                                                          LATEST
                                                                                     1993      1992      MATURITY
                                                                                     ----     ------     --------
    Variable-rate into fixed-rate obligations......................................  $872     $1,286       1999
    Fixed-rate into variable-rate obligations......................................  $595     $  600       1999
    Variable-rate into a different variable-rate index.............................  $435     $  225       1998

     The estimated fair value of these interest rate swap agreements at December 31, 1993 and 1992 amount to net payable of $25 and $32 over recorded amounts. The fair value of interest rate swaps is the estimated amount that the Corporation would receive or pay to terminate the swap agreements at December 31, 1993 and 1992, taking into account current interest rates.

CAPITAL STOCK

     During 1993, 3,588,008 common shares were repurchased for $310. The excess over par value was charged to Capital Surplus to the extent available and then to Retained Earnings. In 1992, 1,664,518 common shares were repurchased for $109 with the excess over par value charged to Capital Surplus. Also in 1992, the Corporation called for the redemption of all outstanding $4.00 Convertible Series K and $5.00 Convertible Series O Cumulative Preferred Stock at $100 per share plus accrued dividends. Redemptions totalled $106, which reduced common equivalent shares by an additional 1,562,559 shares with the balance converted to 5,822,118 shares of common stock. There were no share repurchases in 1991.

     As of December 31, 1993, reserved shares of authorized and unissued common stock totalled 13,344,783, in connection with convertible preferred stock and incentive stock plans and shares held in treasury totalled 27,587,131.

     Certain subsidiaries were subject to various restrictions such as transfers of funds in the form of dividends and advances without prior regulatory approval. The net assets of subsidiaries subject to such restrictions were approximately $1.2 billion at December 31, 1993.

FOREIGN CURRENCY

     Balance sheet accounts are translated at the exchange rates in effect at each year end and income accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies.

     The Corporation enters into foreign exchange contracts with major financial institutions (currency swaps and forward exchange contracts) to reduce its exposure to fluctuations in foreign currencies. These agreements are meant to either hedge exchange exposure on the Corporation's net investment in a foreign country or on the Corporation's foreign denominated debt and are, therefore, of a long-term duration, or are meant to hedge a specific transaction.

     The contractual amounts of these foreign exchange contracts at December 31, 1993 and 1992 totalled $966 and $1,122, respectively, and mature at varying dates through 1997. The estimated fair value at December 31, 1993 and 1992 approximates the recorded amounts. The estimated fair value is the present value of the change in cash flows that would result from the agreements being replaced at the year-end market rate for the remaining term of the agreements. Cumulative translation adjustments are adjusted for contracts that hedge the Corporation's foreign investments, when the differential to be paid or received fluctuates with the foreign exchange rate. Any credit risk is considered remote.

     Translation adjustments recorded in a separate component of Stockholders Equity were:

                                                                                           1993    1992    1991
                                                                                           -----   -----   ----
    Balance -- Beginning of Year.........................................................  $ (92)  $ 107   $ 91
      Translation of foreign currency financial statements...............................   (125)   (226)    19
      Hedges of net foreign investments..................................................     11      42     (8)
      Sale or liquidation of investments.................................................     --     (15)     5
                                                                                           -----   -----   ----
    Balance -- End of Year...............................................................  $(206)  $ (92)  $107
                                                                                           -----   -----   ----
                                                                                           -----   -----   ----

EMPLOYEE BENEFIT PLANS

     Pension Plans -- The Corporation and its subsidiaries sponsor numerous pension plans. The plans are funded with trustees, except in some countries outside the U.S. where funding is not required.

Total pension expenses were:

                                                                                          1993    1992    1991
                                                                                          -----   -----   -----
    Defined Benefit Plans
      Service cost......................................................................  $ 123   $ 128   $ 119
      Interest cost.....................................................................    309     293     267
      Return on assets..................................................................   (574)   (182)   (444)
      Net amortization and deferral.....................................................    294     (68)    210
                                                                                          -----   -----   -----
      Net periodic pension cost.........................................................    152     171     152
    Other Pension Cost
      Defined contribution (savings) plans..............................................     42      41      41
      Other.............................................................................      6       5       5
                                                                                          -----   -----   -----
        Total Pension Expense...........................................................  $ 200   $ 217   $ 198
                                                                                          -----   -----   -----
                                                                                          -----   -----   -----

     U.S. pension expenses included in the net periodic pension costs in the table above were $85, $100 and $86 for 1993, 1992 and 1991.

     The following table sets forth the funded status of the pension plans, amounts recognized in the Corporation's Balance Sheet at December 31, 1993 and 1992, and the principal weighted average assumptions inherent in their determination.

                                                                           DECEMBER 31, 1993       DECEMBER 31, 1992
                                                                           ------------------      -----------------
                                                                           DOMESTIC    FOREIGN     DOMESTIC    FOREIGN
                                                                           --------    -------     --------    -------
Actuarial present value of benefit obligations --
  Vested benefit obligation..............................................  $2,862      $  714      $2,393      $ 635
  Accumulated benefit obligation.........................................  $2,972      $  745      $2,494      $ 665
                                                                           ------      ------      ------      -----
                                                                           ------      ------      ------      -----
Projected benefit obligation.............................................  $3,518      $  902      $2,896      $ 793
Plan assets at fair value................................................   3,172         380       2,724        328
                                                                           ------      ------      ------      -----
Projected benefit obligation (in excess of) plan assets..................    (346)       (522)       (172)      (465)
Unrecognized net (gain)/loss.............................................     597          37         351        (29)
Unrecognized net obligation/(asset)......................................     (37)         34         (42)        38
                                                                           ------      ------      ------      -----
Pension asset (liability) recognized in the balance sheet................  $  214      $ (451)     $  137      $(456)
                                                                           ------      ------      ------      -----
                                                                           ------      ------      ------      -----
Discount rate............................................................    7.50%       7.71%       8.50%      8.63%
Rate of return on invested assets........................................    9.75%       8.27%       9.75%      8.26%
Salary increase assumption...............................................     5.5%        5.6%        5.6%       5.6%
                                                                           ------      ------      ------      -----
                                                                           ------      ------      ------      -----

     For substantially all domestic plans, assets exceed accumulated benefits and, for substantially all foreign plans, accumulated benefits exceed the related assets.

     Investment and Savings Plan -- The ITT Investment and Savings Plan for Salaried Employees includes an Employee Stock Ownership Plan (ESOP) feature. In 1989, ITT sold to the ESOP 9,384,951 shares of a new series of Cumulative preferred stock at a price of $74.5875 per share, which was financed through borrowings by the ESOP guaranteed by ITT. Shares are allocated to participants as a percent of each covered employee's salary and respective contribution. At December 31, 1993, 1,968,237 shares were allocated to participants.

     The ESOP debt of $603 is included in the Balance Sheet due to the Corporation's guarantee of its repayment by the ESOP and is offset by a reduction in Stockholders Equity as deferred compensation. The debt is at fixed rates ranging between 8.4% and 8.8% and matures in varying amounts through 2004. The fair value of ESOP debt at December 31, 1993 is $686 based on discounted cash flows using incremental borrowing rates for similar arrangements. Interest and principal repayments are funded by dividends on the ESOP Series preferred stock and Plan contributions from the Corporation.

     Postretirement Health and Life -- The Corporation and its subsidiaries provide health care and life insurance benefits for certain eligible retired employees. Effective January 1, 1992, the Corporation adopted SFAS No. 106, using the immediate recognition method for all benefits accumulated to date.

     The Corporation adopted certain changes to a number of its postretirement benefit plans during 1992. The effect of these changes has been reflected in the determination of the expense recorded for 1993 and 1992 as reported below.

     The Corporation has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense (excluding the cumulative catch-up adjustment in 1992) was comprised of the following in 1993 and 1992:

                                                                                                  1993     1992
                                                                                                  ----     ----
    Service cost................................................................................  $ 11     $ 21
    Interest cost...............................................................................    50       62
    Return on assets............................................................................   (12)     (10)
    Net amortization and deferral...............................................................   (27)     (16)
                                                                                                  ----     ----
            Net periodic expense................................................................  $ 22     $ 57
                                                                                                  ----     ----
                                                                                                  ----     ----

     For 1991, the aggregate costs amounted to $27 under the prior accounting method.

     The following table sets forth the funded status of the postretirement benefit plans other than pensions, amounts recognized in the Corporation's Balance Sheet at December 31, 1993 and 1992 and the principal weighted average assumptions inherent in their determination:

                                                                                               1993      1992
                                                                                               -----     -----
    Accumulated postretirement benefit obligation............................................  $ 688     $ 607
    Plan assets at fair value................................................................    169       129
                                                                                               -----     -----
    Accumulated postretirement benefit obligation (in excess of) plan assets.................  $(519)    $(478)
    Unrecognized net (gain)/loss.............................................................     40        (4)
    Unrecognized past service liability......................................................   (350)     (377)
                                                                                               -----     -----
    Liability recognized in the balance sheet................................................  $(829)    $(859)
                                                                                               -----     -----
                                                                                               -----     -----
    Discount rate............................................................................   7.50%     8.50%
    Rate of return on invested assets........................................................   9.75%     9.75%
    Ultimate health care trend rate..........................................................   6.00%     6.60%
                                                                                               -----     -----
                                                                                               -----     -----

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 12.1% for 1993, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the accumulated postretirement benefit obligation by $40 and the annual expense by $3. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

STOCK INCENTIVE PLANS

     The Corporation's stock option incentive plans provide common shares for options to employees, exercisable over ten-year periods. Some options become exercisable upon the attainment of a specified and sustained market price appreciation of the Corporation's common shares, while other options become exercisable over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted.

     As of December 31, 1993, options for 1,684,000 shares were exercisable under the Corporation's incentive plans. Common shares subject to options during 1993 were (in thousands of shares):

    January 1, 1993...................................................................................   3,703
      Granted ($72.63 to $93.50 per share)............................................................   1,764
      Exercised ($31.00 to $66.75 per share)..........................................................  (1,910)
      Cancelled or expired ($44.38 to $55.25 per share)...............................................     (43)
                                                                                                        ------
    December 31, 1993 ($32.38 to $93.50 per share)....................................................   3,514
                                                                                                        ------
                                                                                                        ------

     As of December 31, 1993, 94,498 shares were available for future grants under the Corporation's various incentive plans. Grants contingent on the acceptance of a new incentive plan by the Corporation's shareholders total 307,300 and are not included.

     The number of options outstanding as well as the exercise price of all outstanding options will be adjusted in 1994 to recognize the effect of the Rayonier spin-off.

INSURANCE AND FINANCE INVESTMENTS

     Fixed maturity investments of Insurance and Finance subsidiaries, substantially all of which are carried at amortized cost, consisted of the following at December 31, 1993 and 1992:

                                                                           GROSS          GROSS        ESTIMATED
                                                           AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                            1993                             COST          GAINS          LOSSES         VALUE
    -----------------------------------------------------  ---------     ----------     ----------     ---------
    Asset-backed securities, primarily U.S. government
      sponsored agencies.................................   $11,788         $456          $ (320)       $11,924
    Bonds and Notes
      Federal, state and other governments...............     5,978          180             (44)         6,114
      Corporate..........................................     7,559          276             (60)         7,775
      Other..............................................     1,392           34             (10)         1,416
    Short-term investments...............................     3,185           --              --          3,185
                                                           ---------       -----        ----------     ---------
        Total fixed maturities...........................   $29,902         $946          $ (434)       $30,414
                                                           ---------       -----        ----------     ---------
                                                           ---------       -----        ----------     ---------

                                                                           GROSS          GROSS        ESTIMATED
                                                           AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                            1992                             COST          GAINS          LOSSES         VALUE
    -----------------------------------------------------  ---------     ----------     ----------     ---------
    Asset-backed securities, primarily U.S. government
      sponsored agencies.................................   $14,000         $532          $ (368)       $14,164
    Bonds and Notes
      Federal, state and other governments...............     3,995          118             (20)         4,093
      Corporate..........................................     4,484          132             (45)         4,571
      Other..............................................       707           23              (1)           729
    Short-term investments...............................     4,766           --              --          4,766
                                                           ---------       -----        ----------     ---------
        Total fixed maturities...........................   $27,952         $805          $ (434)       $28,323
                                                           ---------       -----        ----------     ---------
                                                           ---------       -----        ----------     ---------

     The Corporation considers its fixed maturity portfolio to be held primarily for investment although, at times, changing interest rates, tax position and other factors result in portfolio activity.

     Other insurance and finance investments are primarily equity securities, real estate and policy loans. Equity securities are carried at market and were $1,367 and $1,045 at December 31, 1993 and 1992. Gross unrealized gains and losses on equity securities were $183 and $61, respectively, in 1993 and $91 and $46, respectively, in 1992. The after tax difference from cost for equity securities is reflected in Stockholders Equity. Real estate, policy loans and other are carried at cost which approximates fair value.

Excluding U.S. government and government agency investments, the Corporation is not exposed to any significant credit concentration risk.

     Net investment income including realized gains is reflected in insurance and finance revenues and totalled $2,375, $2,692 and $2,287 for 1993, 1992 and 1991, net of investment expenses of $104, $98 and $96. Total realized investment gains (pretax) for 1993, 1992 and 1991 were $161, $511 and $208. Net pretax changes in unrealized gains (losses) for fixed maturity and equity securities were $218 for 1993, $(685) for 1992 and $1,096 for 1991.

     The amortized cost and estimated market value of fixed maturity investments at December 31, 1993 by estimated maturity are shown below. Maturities are reflected by contract date except for asset-backed securities which are distributed to maturity year based on the Corporation's estimate of the rate of future prepayments of principal over the remaining life of the securities. Actual maturities will differ from contractual and estimated maturities reflecting borrowers' rights to call or prepay their obligations.

                                                                                                           ESTIMATED
                                                                                             AMORTIZED       FAIR
                                    ESTIMATED MATURITY                                         COST          VALUE
- -------------------------------------------------------------------------------------------  ---------     ---------
1994.......................................................................................   $ 6,487       $ 6,502
1995-1998..................................................................................    12,532        12,737
1999-2003..................................................................................     8,265         8,423
Thereafter.................................................................................     2,618         2,752
                                                                                             ---------     ---------
                                                                                              $29,902      $30,414
                                                                                             ---------     ---------
                                                                                             ---------     ---------

     The Corporation manages its exposure to market price and/or interest rate fluctuations on certain of its planned investment purchases or existing investments by entering into interest rate cap or swap agreements as well as exchange-traded financial futures and other contracts with major financial institutions. At December 31, 1993 and 1992, respectively, the notional amounts of investments under interest rate swap agreements were $4,120 and $4,200, interest rate cap agreements were $1,685 and $1,357 and futures and other contracts were $3,302 and $1,237. The fair value of these instruments, together with other similar financial instruments, at December 31, 1993 and 1992 approximates the recorded amounts. The estimated fair value is the present value of the cash flows that would result from the agreements being replaced at the year-end market rate for the remaining term of the agreements. These agreements mature at varying dates through 2003. Any credit risk is considered remote.

     In May 1993, the Financial Accounting Standards Board issued a new standard of accounting and reporting for certain investments in debt and equity securities (SFAS No. 115). The new standard must be implemented by the 1994 first quarter and requires, among other things, that securities be classified as held-to-maturity, available for sale or trading based on the Corporation's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholders Equity directly or is reflected in the Statement of Income.

     The Corporation is reviewing the standard which will primarily impact the investment portfolios in the Insurance and Finance segments. It is anticipated that generally, portfolios will be classified as available for sale and accordingly, most investments will be reflected at fair value with the corresponding impact included in Stockholders Equity. At December 31, 1993, the estimated impact of the standard is an increase to Stockholders Equity of approximately $250 after tax. Implementation under generally accepted accounting principles has not been finalized with respect to certain investments and accordingly, a charge, which is not expected to be significant, may be recorded through the income statement as a "Cumulative Effect of an Accounting Change" when the standard is adopted.

REINSURANCE

     The Corporation's insurance operations cede insurance to other insurers to limit its maximum loss. Such transfers do not relieve the originating insurers of their primary liabilities. These operations also assume insurance from other insurers. Failure of reinsurers to honor their obligation could result in losses to the Corporation. The Corporation evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The effect of reinsurance on property and casualty premiums written and earned is as follows:

                         FOR THE YEARS ENDED DECEMBER 31,                          1993       1992        1991
    --------------------------------------------------------------------------    ------     -------     -------
    Premiums Written:
      Direct..................................................................    $6,751     $ 6,370     $ 6,498
      Assumed.................................................................       683         618         906
      Ceded...................................................................      (986)     (1,014)     (1,247)
                                                                                  ------     -------     -------
      Net.....................................................................    $6,448     $ 5,974     $ 6,157
                                                                                  ------     -------     -------
                                                                                  ------     -------     -------
    Premiums Earned:
      Direct..................................................................    $6,597     $ 6,477     $ 6,439
      Assumed.................................................................       735         805         871
      Ceded...................................................................      (994)     (1,188)     (1,167)
                                                                                  ------     -------     -------
      Net.....................................................................    $6,338     $ 6,094     $ 6,143
                                                                                  ------     -------     -------
                                                                                  ------     -------     -------

     Reinsurance recoveries, which reduced loss and loss expenses incurred, were $1.2 billion, $1.2 billion and $1.7 billion for the years ended December 31, 1993, 1992 and 1991.

     Life insurance net retained premiums were comprised of the following:

                         FOR THE YEARS ENDED DECEMBER 31,                          1993       1992        1991
    --------------------------------------------------------------------------    ------     -------     -------
    Gross Premiums............................................................    $1,789     $ 1,263     $ 1,144
    Reinsurance Assumed.......................................................       225         162           5
    Reinsurance Ceded.........................................................      (202)        (86)        (73)
                                                                                  ------     -------     -------
      Net Retained Premiums...................................................    $1,812     $ 1,339     $ 1,076
                                                                                  ------     -------     -------
                                                                                  ------     -------     -------

     Life insurance recoveries, which reduced death and other benefits, approximated $19 for each of the years ended December 31, 1993, 1992 and 1991.

     During 1992, ITT Hartford entered into an agreement with Mutual Benefit Life Insurance Company in Rehabilitation ("Mutual Benefit") whereby it assumed a block of contract obligations of Mutual Benefit individual corporate owned life insurance (COLI) contracts. As part of this agreement, ITT Hartford received $5.6 billion in cash and invested assets, $5.3 billion of which were COLI policy loans. ITT Hartford coinsured approximately 84% of these contract obligations back to Mutual Benefit and two other insurers. At December 31, 1993, ITT Hartford has a reinsurance receivable from Mutual Benefit of $4.5 billion. The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that assets be kept in a security trust, with ITT Hartford as the sole beneficiary. ITT Hartford has no other significant reinsurance-related concentrations of credit risk.

POLICY LIABILITIES AND ACCRUALS

     Policy liabilities and accruals at December 31 were:

                                                                                             1993        1992
                                                                                            -------     -------
    Future policy benefits, unpaid claims and claim adjustment expenses...................  $19,983     $20,139
    Other policy claims and benefits payable..............................................   18,364      15,115
    Unearned premiums.....................................................................    2,537       2,451
                                                                                            -------     -------
                                                                                            $40,884     $37,705
                                                                                            -------     -------
                                                                                            -------     -------

     At December 31, 1993 and 1992, the estimated fair value of Other Policy Claims and Benefits Payable approximates the recorded amount and is based on the present value of estimated future cash flows using current market rates for similar arrangements.

INSURANCE OPERATING COSTS AND EXPENSES

     Insurance operating costs and expenses were:

                                                                                        1993       1992        1991
                                                                                       ------     -------     ------
Benefits, claims and claim adjustment expenses.......................................  $6,808     $ 7,946     $6,433
Amortization of deferred policy acquisition costs....................................   1,647       1,430      1,391
Interest expense.....................................................................      66          54         62
Other insurance expenses.............................................................   1,098         945        840
                                                                                       ------     -------     ------
                                                                                       $9,619     $10,375     $8,726
                                                                                       ------     -------     ------
                                                                                       ------     -------     ------

DISCONTINUED OPERATIONS

     In December 1993, the Corporation announced plans to spin-off ITT Rayonier, the Corporation's wholly-owned forest products subsidiary, to ITT shareholders. On February 28, 1994, all of the shares of common stock of ITT Rayonier (approximately 29.6 million shares) will be distributed to holders of ITT Common Stock and holders of ITT Cumulative Preferred Stock, $2.25 Convertible Series N, on the basis of one share of Rayonier Common Stock for every four shares of ITT Common Stock held and one share of Rayonier Common Stock for every 3.1595 shares of ITT Series N held.

     ITT Rayonier has been reflected as a "Discontinued Operation" in the accompanying financial statements. The net assets of Discontinued Operations are included in Other Assets. Summarized information is as follows:

                                                                                        1993       1992        1991
                                                                                       ------     -------     ------
Income Statement Data:
  Net Sales..........................................................................  $  962     $ 1,005     $  994
  Operating Income (Loss)............................................................  $  131     $   (72)    $  111
  Net Income (Loss)..................................................................  $   53     $   (72)    $   54
Balance Sheet Data:
  Total Assets.......................................................................  $1,470     $ 1,464
  Debt...............................................................................  $  498     $   403
  Equity.............................................................................  $  607     $   679

     ITT Rayonier's results of operations in 1992 include a charge of $180 pretax or $115 after tax recorded in connection with the closedown of its Grays Harbor pulp and paper complex.

LEASES AND RENTALS

     As of December 31, 1993, minimum rental commitments under operating leases were $237, $186, $149, $123 and $103 for 1994, 1995, 1996, 1997 and 1998. For
the remaining years, such commitments amounted to $742, aggregating total minimum lease payments of $1,540.

     Rental expenses for operating leases were $322, $341 and $328 for 1993, 1992 and 1991, respectively.

COMMITMENTS AND CONTINGENCIES

     The Corporation and its subsidiaries are involved in various legal matters including those related to antitrust issues, government contracts and environmental matters. Some of these actions include claims for substantial sums. Reserves have been established when the outcome is probable and can be reasonably estimated. While the ultimate result of claims and litigation cannot be determined, the Corporation does not expect that these matters will have a material adverse effect on its results of operations or its consolidated financial position.

SUPPLEMENTARY CONDENSED FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES (WITH INSURANCE AND FINANCE SUBSIDIARIES ON AN EQUITY BASIS)

     The following condensed balance sheets, statements of income and cash flows reflect the insurance and finance subsidiaries on an equity basis. This presentation does not affect consolidated income or stockholders equity.

CONDENSED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                                -------------------
                                                                                                 1993        1992
                                                                                                -------     -------
Current Assets
  Cash........................................................................................  $ 1,074     $   784
  Accounts and notes receivable...............................................................    2,120       2,016
  Inventories.................................................................................      963       1,108
  Other.......................................................................................      579         151
                                                                                                -------     -------
                                                                                                  4,736       4,059
                                                                                                -------     -------
Investments
  Insurance and Finance subsidiaries..........................................................    5,054       5,235
  Equity investments..........................................................................      193         203
                                                                                                -------     -------
                                                                                                  5,247       5,438
                                                                                                -------     -------
Plant, Property and Equipment, net............................................................    3,090       2,977
                                                                                                -------     -------
Other Assets..................................................................................    1,458       2,829
                                                                                                -------     -------
                                                                                                $14,531     $15,303
                                                                                                -------     -------
                                                                                                -------     -------
Current Liabilities
  Short-term debt (including current maturities)..............................................  $ 1,348     $ 1,398
  Payables and accruals.......................................................................    1,996       2,674
                                                                                                -------     -------
                                                                                                  3,344       4,072
                                                                                                -------     -------
Reserves and deferred liabilities.............................................................    1,371       1,537
Long-term debt................................................................................    1,563       1,807
ESOP debt.....................................................................................      603         640
                                                                                                -------     -------
                                                                                                  3,537       3,984
                                                                                                -------     -------
Stockholders Equity...........................................................................    7,650       7,247
                                                                                                -------     -------
                                                                                                $14,531     $15,303
                                                                                                -------     -------
                                                                                                -------     -------

ITT CORPORATION AND SUBSIDIARIES (WITH INSURANCE AND FINANCE SUBSIDIARIES ON AN EQUITY BASIS)

CONDENSED STATEMENTS OF INCOME

                                                                                                    YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                                                -------------------
                                                                                                 1993        1992
                                                                                                -------     -------
Sales and Revenues............................................................................  $10,791     $11,098
Costs and Expenses............................................................................   10,432      11,053
                                                                                                -------     -------
                                                                                                    359          45
Earnings (Losses) of Insurance & Finance subsidiaries.........................................    1,057      (1,314)
Equity in earnings of Alcatel N.V.............................................................       --          97
Gain on sale of Alcatel N.V...................................................................       --         942
                                                                                                -------     -------
                                                                                                  1,416        (230)
Interest expense (net of interest income).....................................................     (147)       (169)
Miscellaneous income (expense), net...........................................................       13          (3)
                                                                                                -------     -------
                                                                                                  1,282        (402)
Income tax (expense) benefit..................................................................     (345)        241
Minority equity...............................................................................      (27)        (27)
                                                                                                -------     -------
Income (Loss) from Continuing Operations......................................................      910        (188)
Discontinued Operations, net of tax (expense) benefit of ($30) and $46........................       53         (72)
Extraordinary Item, net of tax benefit of $25.................................................      (50)         --
Cumulative Effect of Accounting Changes, net of tax benefit of $322...........................       --        (625)
                                                                                                -------     -------
Net Income (Loss).............................................................................  $   913     $  (885)
                                                                                                -------     -------
                                                                                                -------     -------

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     YEARS ENDED
                                                                                                    DECEMBER 31,
                                                                                                  -----------------
                                                                                                   1993       1992
                                                                                                  ------     ------
OPERATING ACTIVITIES
  Income (Loss) from Continuing Operations......................................................  $  910     $ (188)
  Noncash items included in income (loss).......................................................     459        429
  Gain on divestments...........................................................................     (34)      (906)
  Undistributed losses (earnings)...............................................................     (41)       941
  Change in working capital.....................................................................       3         85
  Other, net....................................................................................    (338)       283
                                                                                                  ------     ------
    Cash from operating activities..............................................................     959        644
                                                                                                  ------     ------
INVESTING ACTIVITIES
  Additions to plant, property and equipment....................................................    (425)      (481)
  Proceeds from divestments.....................................................................     900      1,032
  Acquisitions..................................................................................    (180)       (26)
  Other, net....................................................................................    (280)      (399)
                                                                                                  ------     ------
    Cash from investing activities..............................................................      15        126
                                                                                                  ------     ------
FINANCING ACTIVITIES
  Debt (repaid) issued, net.....................................................................    (254)       214
  Repurchase and redemption of stock............................................................    (322)      (223)
  Dividends paid................................................................................    (277)      (270)
  Other, net....................................................................................      56          6
                                                                                                  ------     ------
    Cash used for financing activities..........................................................    (797)      (273)
                                                                                                  ------     ------
EXCHANGE RATE EFFECTS ON CASH...................................................................     (28)       (15)
                                                                                                  ------     ------
CASH FROM DISCONTINUED OPERATIONS...............................................................     141         27
                                                                                                  ------     ------
  Increase in cash..............................................................................     290        509
  Cash -- beginning of year.....................................................................     784        275
                                                                                                  ------     ------
CASH -- END OF YEAR.............................................................................  $1,074     $  784
                                                                                                  ------     ------
                                                                                                  ------     ------

                         BUSINESS SEGMENT INFORMATION*

                                                                               GROSS PLANT
                                               IDENTIFIABLE ASSETS              ADDITIONS              DEPRECIATION
                                          -----------------------------    --------------------    --------------------
                                           1993       1992       1991      1993    1992    1991    1993    1992    1991
                                          -------    -------    -------    ----    ----    ----    ----    ----    ----
                                                                          (IN MILLIONS)
FINANCIAL AND BUSINESS SERVICES
  Insurance.............................  $49,617    $45,559    $30,786    $ 61    $ 56    $ 66    $ 78    $ 69    $ 68
  Finance...............................   11,619     11,488      9,716      19       7       6      10      12      12
  Communications & Information
    Services............................      371        450        423      15      13      20      13      14      13
MANUFACTURED PRODUCTS
  Automotive............................    1,846      1,867      1,866     235     216     196     150     154     130
  Defense & Electronics.................      892        971      1,018      62      83      97      95      98     100
  Fluid Technology......................      613        640        697      34      41      46      36      38      38
HOTELS..................................    1,971      1,680      1,637      71      69     246      57      50      33
Alcatel N.V.............................       --         --      2,219
Dispositions and Other..................      414      2,108      3,587       5      15      18      16      40      25
                                          -------    -------    -------    ----    ----    ----    ----    ----    ----
Total Segments..........................   67,343     64,763     51,949     502     500     695     455     475     419
Other...................................    3,217      3,800      1,662       4       9       8       8       8       7
                                          -------    -------    -------    ----    ----    ----    ----    ----    ----
                                          $70,560    $68,563    $53,611    $506    $509    $703    $463    $483    $426
                                          -------    -------    -------    ----    ----    ----    ----    ----    ----
                                          -------    -------    -------    ----    ----    ----    ----    ----    ----

     FINANCIAL AND BUSINESS SERVICES. The Insurance segment writes a broad range of life and property and casualty insurance while Finance makes consumer and commercial loans and services mortgages. Communications & Information Services primarily publishes telephone directories and provides educational services.

     MANUFACTURED PRODUCTS. Automotive, Defense & Electronics and Fluid Technology units are engaged in the manufacture and sale of equipment for commercial, military and process industries. Products include automotive equipment, accessories and parts for the OEM and aftermarket, pumps, valves, electrical connectors, components, integrated circuits and other semiconductors. Defense activities include the development, manufacture, sale, installation, maintenance and operation of military electronic and communications equipment, primarily for the U.S. Government.

     HOTELS operates a worldwide network of hotels, resorts and casinos under the Sheraton name.

     "Dispositions and Other" include the operating results and the gain or loss from sale or closedown of units other than "Discontinued Operations," including the Domestic Unsecured Consumer Small Loan business, ITT Components Distribution and World Directories, U.K. and Turkey operations, along with sales and operating income of other non-core businesses.

     "Income (Loss)" consists of the gross profit on sales and revenues less operating expenses incurred. "Other" includes nonoperating income, corporate assets and expenses and minority equity. Intercompany sales, which are priced on an arm's-length basis and eliminated in consolidation, are not material.

                   GEOGRAPHICAL INFORMATION -- TOTAL SEGMENTS

                                SALES AND REVENUES                 INCOME (LOSS)                IDENTIFIABLE ASSETS
                           -----------------------------    ---------------------------    -----------------------------
                            1993       1992       1991       1993      1992       1991      1993       1992       1991
                           -------    -------    -------    ------    -------    ------    -------    -------    -------
                                                                   (IN MILLIONS)
U.S. ....................  $15,351    $15,094    $13,971    $1,141    $(1,422)   $  599    $60,025    $56,924    $41,943
Western Europe...........    5,545      6,170      5,752       352        201       303      6,109      6,526      5,779
Canada and Other.........    1,866      1,713      1,813       152        125       114      1,209      1,313      2,008
Alcatel N.V. ............                                       --         97       208         --         --      2,219
                           -------    -------    -------    ------    -------    ------    -------    -------    -------
Total Segments...........  $22,762    $22,977    $21,536    $1,645    $  (999)   $1,224    $67,343    $64,763    $51,949
                           -------    -------    -------    ------    -------    ------    -------    -------    -------
                           -------    -------    -------    ------    -------    ------    -------    -------    -------

- ---------------

* Refer to page 2 where Business Segment sales, revenues and income information are provided.

                               QUARTERLY RESULTS*
                         FOR 1993 AND 1992 (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                              --------------------------------------------
                                                              MAR. 31     JUNE 30     SEPT. 30     DEC. 31      YEAR
                                                              -------     -------     --------     -------     -------
                                                                           (IN MILLIONS EXCEPT PER SHARE)
1993
Sales and Revenues........................................    $5,393      $5,841       $5,546      $5,982      $22,762
Costs and Expenses........................................    $5,131      $5,461       $5,210      $5,639      $21,441
Income from Continuing Operations.........................    $  158      $  291       $  245      $  216      $   910
Net Income................................................    $  175      $  267       $  252      $  219      $   913
Earnings Per Share --
Income Per Share from Continuing Operations
  -- Primary..............................................    $ 1.23      $ 2.35       $ 1.97      $ 1.74      $  7.29
  -- Fully Diluted........................................    $ 1.17      $ 2.20       $ 1.85      $ 1.65      $  6.87
Net Income
  -- Primary..............................................    $ 1.37      $ 2.15       $ 2.03      $ 1.77      $  7.32
  -- Fully Diluted........................................    $ 1.30      $ 2.02       $ 1.91      $ 1.67      $  6.90
1992
Sales and Revenues........................................    $5,358      $5,708       $5,811      $6,100      $22,977
Costs and Expenses........................................    $5,190      $5,612       $6,590      $6,854      $24,246
Income (Loss) from Continuing Operations..................    $  124      $   98       $   98      $ (508 )    $  (188)
Net Income (Loss).........................................    $ (487 )    $  106       $  113      $ (617 )    $  (885)
Earnings Per Share --
Income (Loss) from Continuing Operations
  -- Primary..............................................    $  .96      $  .77       $  .81      $(4.39 )    $ (1.85)
  -- Fully Diluted**......................................    $  .90      $  .68       $  .69      $(3.91 )    $ (1.64)
Net Income (Loss)
  -- Primary..............................................    $(4.38 )    $  .84       $  .94      $(5.33 )    $ (7.93)
  -- Fully Diluted**......................................    $(3.71 )    $  .75       $  .80      $(4.74 )    $ (6.90)

- ---------------
  * As restated (see Notes to Financial Statements).
 ** The reported net loss in 1992 causes the calculation of the fully diluted loss per share in 1992 to be anti-dilutive. In such a case, generally accepted accounting principles suggest the fully diluted loss per share to be the same as the primary loss per share; however, the Corporation has presented the actual calculated amount in order that all calculations and comparisons with previously reported and future amounts be on a consistent basis.

                            EXPORT SALES (UNAUDITED)

     In serving its global markets, ITT generates significant export sales, which benefit local economies. Sales of products (including intercompany) manufactured in various countries for shipment to other countries consisted of the following:

                             MANUFACTURING                           SALES
                                LOCATION                          DESTINATION     1993     1992     1991
            ------------------------------------------------    ---------------  ------   ------   ------
                                                                                      (IN MILLIONS)
            United States...................................    Canada           $  177   $   55   $   88
                                                                Other               105      100      166
                                                                                 ------   ------   ------
                                                                                    282      155      254
                                                                                 ------   ------   ------
            Canada..........................................    United States       159       83       76
                                                                Other                 5       11       12
                                                                                 ------   ------   ------
                                                                                    164       94       88
                                                                                 ------   ------   ------
            Western Europe..................................    United States        63       55       49
                                                                Western Europe      664      750      697
                                                                Other               142      143      128
                                                                                 ------   ------   ------
                                                                                    869      948      874
                                                                                 ------   ------   ------
            Other...........................................                         11        5        3
                                                                                 ------   ------   ------
                                                                                 $1,326   $1,202   $1,219
                                                                                 ------   ------   ------
                                                                                 ------   ------   ------

                        ITT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (MILLIONS OF DOLLARS)

                                                                                 ADDITIONS (DEDUCTIONS)
                                                                        -----------------------------------------
                                                                         CHARGED
                                                                            TO                         WRITE-OFFS/
                                                           BALANCE      COSTS AND      TRANSLATION     PAYMENTS/       BALANCE
                      DESCRIPTION                         JANUARY 1      EXPENSES      ADJUSTMENT        OTHER       DECEMBER 31
- -------------------------------------------------------   ----------    ----------     -----------     ----------    ------------
YEAR ENDED DECEMBER 31, 1993
Finance Receivables--Reserve for credit losses.........    $  1,119       $  109          $  --         $ (1,006)(2)   $    222
Trade Receivables--Allowance for doubtful accounts.....         133           48             (4)             (50)           127
Accumulated depreciation of plant, property and
  equipment............................................       2,916          463           (107)            (218)(1)      3,054

YEAR ENDED DECEMBER 31, 1992
Finance Receivables--Reserve for credit losses.........    $    359       $1,219          $  --         $   (459)      $  1,119
Trade Receivables--Allowance for doubtful accounts.....         146           45             (6)             (52)           133
Accumulated depreciation of plant, property and
  equipment............................................       2,769          483           (119)            (217)(1)      2,916

YEAR ENDED DECEMBER 31, 1991
Finance Receivables--Reserve for credit losses.........    $    302       $  486          $  --         $   (429)      $    359
Trade Receivables--Allowance for doubtful accounts.....         134           52             --              (40)           146
Accumulated depreciation of plant, property and
  equipment............................................       2,539          425            (11)            (184)(1)      2,769

- ---------------

NOTE:

     (1) Principally retirements as well as companies sold during the year.

     (2) Principally related to the sale of receivables during the year.

                        ITT CORPORATION AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                             (MILLIONS OF DOLLARS)

                                                                              MAXIMUM            AVERAGE           WEIGHTED
                                                             WEIGHTED          AMOUNT             AMOUNT            AVERAGE
                                            BALANCE          AVERAGE         OUTSTAND.          OUTSTAND.          INT. RATE
                                          DECEMBER 31       INT. RATE       DUR. YEAR(1)       DUR. YEAR(1)      DUR. YEAR(1)
                                       ------------------ -------------- ------------------ ------------------ -----------------
YEAR ENDED DECEMBER 31, 1993
FINANCE     Bank Loans -- U.S..........      $    407             3.5%        $    607           $    497                3.3%
            Bank Loans -- Foreign......           242             5.8%             242                182                7.5%
            Commercial Paper -- U.S....         2,008             3.4%           4,332              3,269                3.4%
OTHER       Bank Loans -- U.S..........           112             3.4%             113                111                3.0%
            Bank Loans -- Foreign......           534             7.0%             603                529                8.4%
            Commercial Paper -- U.S....           402             4.7%           1,094                718                4.0%
            Commercial                           116              6.4%             122                 36                6.8%
            Paper -- Foreign...........
YEAR ENDED DECEMBER 31, 1992
FINANCE     Bank Loans -- U.S..........      $    389             3.3%        $    389           $    191                4.5%
            Bank Loans -- Foreign......           180             7.5%             184                166                8.6%
            Commercial Paper -- U.S....         3,873             3.6%           3,873              3,606                4.2%
OTHER       Bank Loans -- U.S..........           122             3.3%             183                133                3.8%
            Bank Loans -- Foreign......           527             9.4%             637                522                9.7%
            Commercial Paper -- U.S....           915             3.6%             915                603                4.1%
YEAR ENDED DECEMBER 31, 1991
FINANCE     Bank Loans -- U.S..........      $    240             5.4%        $    254           $    183                6.7%
            Bank Loans -- Foreign......           174             9.4%             174                141               11.2%
            Commercial Paper -- U.S....         3,740             5.7%           4,411              4,056                6.7%
OTHER       Bank Loans -- U.S..........           257             5.2%             476                346                6.2%
            Bank Loans -- Foreign......           457             8.7%             457                445               12.2%
            Commercial Paper -- U.S....           428             5.2%             725                425                6.4%

- ---------------

NOTE:

 (1) Finance calculations are based primarily on daily balances, and include commitment fees and the impact of interest rate exchange agreements. Other calculations are based primarily on month-end balances.

                          ITT CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                (MILLIONS OF DOLLARS)

                                                                                 CHARGED TO COSTS AND EXPENSES
                                                                                    YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                   ITEM                                        1993           1992           1991
- ---------------------------------------------------------------------------------------- -------------- --------------
Taxes, other than payroll and income taxes................................     $  364        $  365         $  356
                                                                               -----          -----          -----
                                                                               -----          -----          -----

- ---------------

NOTE:Items totalling less than 1% of sales and revenues, or shown elsewhere herein, have been omitted from this schedule.

                          ITT CORPORATION AND SUBSIDIARIES

                          SUMMARY OF INSURANCE INVESTMENTS

                                (MILLIONS OF DOLLARS)

                                                                                       DECEMBER 31, 1993
                                                                        -----------------------------------------------
                                                                                                       AMOUNT AT WHICH
                                                                                           MARKET       SHOWN IN THE
                          TYPE OF INVESTMENT                                COST          VALUE(1)      BALANCE SHEET
- ----------------------------------------------------------------------  ------------    ------------  -----------------
FIXED MATURITIES
  Asset-Backed Securities:
    U.S. Government and government agencies and authorities
      (guaranteed and sponsored)......................................    $  7,114        $  7,158        $   7,114
    All other corporate...............................................       3,067           3,153            3,067
  Bonds and Notes:
    States, municipalities and political subdivisions.................       1,346           1,384            1,346
    Foreign governments...............................................         868             928              868
    All other corporate...............................................       6,635           6,843            6,635
  Short-term investments..............................................       3,185           3,185            3,185
  Other fixed maturity investments....................................       4,655           4,685            4,655
                                                                        ------------    ------------       --------
        Total fixed maturities........................................      26,870          27,336           26,870

EQUITY SECURITIES.....................................................       1,183           1,302            1,302
                                                                        ------------    ------------       --------
            Total fixed maturities and equity securities..............      28,053          28,638           28,172

REAL ESTATE INVESTMENT PROPERTIES.....................................         504             504              504

OTHER INVESTMENTS.....................................................       1,906           1,971            1,906
                                                                        ------------    ------------       --------
            Total investments.........................................    $ 30,463        $ 31,113        $  30,582
                                                                        ------------    ------------       --------
                                                                        ------------    ------------       --------

- ---------------

Note:

(1) Market values for stocks and bonds approximate those quotations published by the applicable stock exchanges or are received from other reliable sources.

                        ITT CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             (MILLIONS OF DOLLARS)

                                     FUTURE
                                     POLICY
                                    BENEFITS,                     OTHER                                 AMORTIZATION
                     DEFERRED     UNPAID CLAIMS                   POLICY                                 OF DEFERRED
                      POLICY        AND CLAIM                   CLAIMS AND                    NET          POLICY
                   ACQUISITION     ADJUSTMENT     UNEARNED       BENEFITS    INSURANCE    INVESTMENT     ACQUISITION    PREMIUMS
                      COSTS        EXPENSES(2)    PREMIUMS(2)   PAYABLE(2)    REVENUE      INCOME(1)        COSTS        WRITTEN
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
YEAR ENDED
  DECEMBER 31,
  1993
  Property and
    Casualty.....     $  593         $17,284       $ 2,493       $     --      $6,338       $   990        $ 1,300       $ 6,448
  Life and
    Health.......      1,431           2,699            44         18,364       1,812         1,198            347            --
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
                      $2,024         $19,983       $ 2,537       $ 18,364      $8,150       $ 2,188        $ 1,647       $ 6,448
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
YEAR ENDED
  DECEMBER 31,
  1992
  Property and
    Casualty.....     $  572         $17,418       $ 2,409       $     --      $6,094       $ 1,351        $ 1,269       $ 5,974
  Life and
    Health.......        910           2,721            42         15,115       1,339         1,078            161            --
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
                      $1,482         $20,139       $ 2,451       $ 15,115      $7,433       $ 2,429        $ 1,430       $ 5,974
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
YEAR ENDED
  DECEMBER 31,
  1991
  Property and
    Casualty.....     $  560         $15,991       $$2,602       $     --      $6,143       $ 1,122        $ 1,214       $ 6,157
  Life and
    Health.......        717           2,339            41          8,141       1,076           901            177            --
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
                      $1,277         $18,330       $ 2,643       $  8,141      $7,219       $ 2,023        $ 1,391       $ 6,157
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------
                   ------------   -------------   ---------     ----------   ----------   -----------   -------------   ---------

- ---------------
(1) Net investment income is allocated based on property and casualty and life and health's share of investable funds.

(2) Restated 1992 and 1991 for the adoption of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".
                                ---------------

                SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND
                         CASUALTY INSURANCE OPERATIONS

                             (MILLIONS OF DOLLARS)

                                                                                             CLAIMS AND CLAIM
                                                                                            ADJUSTMENT EXPENSE            PAID
                                                                           DISCOUNT        INCURRED RELATED TO:         CLAIMS &
                                                                           DEDUCTED        ---------------------         CLAIM
                                                                             FROM          CURRENT        PRIOR        ADJUSTMENT
                       YEARS ENDED DECEMBER 31,                         LIABILITIES(1)      YEARS         YEARS         EXPENSES
- ----------------------------------------------------------------------  --------------     -------        ------       ----------
1993..................................................................       $362          $4,611         $  248         $4,662
1992..................................................................       $325          $4,822         $1,406         $4,806
1991..................................................................       $304          $4,679         $  328         $4,389

- ---------------
(1) Reserves for permanently disabled claimants have been discounted to present value at rates of interest ranging from 3.0% to 3.5% for the three years ended December 31, 1993. Reserves for terminated reinsurance treaties and certain reinsurance contracts that fund loss run-offs for unrelated parties have been discounted to present value at rates of interest ranging from 3% to 6% for 1993, 6% to 14% for 1992 and from 7% to 13% in 1991.

                        ITT CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                             (MILLIONS OF DOLLARS)

                                                                                 ASSUMED                       PERCENTAGE
                                                                 CEDED TO         FROM          EARNED         OF AMOUNT
                                                   GROSS           OTHER          OTHER           NET          ASSUMED TO
                                                   AMOUNT        COMPANIES      COMPANIES       AMOUNT            NET
                                                                                                              ------------
YEAR ENDED DECEMBER 31, 1993
  Life insurance in force...................     $ 182,784        $54,106        $13,934       $ 142,612            10%
                                                 ----------      ---------      ---------      ---------
                                                 ----------      ---------      ---------      ---------
  Premiums
    Life insurance..........................     $   1,146        $   147        $   102       $   1,101             9%
    Accident and health insurance...........           643             55            123             711            17%
    Property and casualty insurance.........         6,597            994            735           6,338            12%
                                                 ----------      ---------      ---------      ---------
        Total premiums......................     $   8,386        $ 1,196        $   960       $   8,150            12%
                                                 ----------      ---------      ---------      ---------
                                                 ----------      ---------      ---------      ---------
YEAR ENDED DECEMBER 31, 1992
  Life insurance in force...................     $ 126,447        $48,723        $45,142       $ 122,866            37%
                                                 ----------      ---------      ---------      ---------
                                                 ----------      ---------      ---------      ---------
  Premiums
    Life insurance..........................     $     690        $    61        $    26       $     655             4%
    Accident and health insurance...........           573             25            136             684            20%
    Property and casualty insurance.........         6,477          1,188            805           6,094            13%
                                                 ----------      ---------      ---------      ---------
        Total premiums......................     $   7,740        $ 1,274        $   967       $   7,433            13%
                                                 ----------      ---------      ---------      ---------
                                                 ----------      ---------      ---------      ---------
YEAR ENDED DECEMBER 31, 1991
  Life insurance in force...................     $ 112,205        $14,682        $ 1,402       $  98,925             1%
                                                 ----------      ---------      ---------      ---------
                                                 ----------      ---------      ---------      ---------
  Premiums
    Life insurance..........................     $     564        $    58        $     5       $     511             1%
    Accident and health insurance...........           580             15             --             565            --
    Property and casualty insurance.........         6,439          1,167            871           6,143            14%
                                                 ----------      ---------      ---------      ---------
        Total premiums......................     $   7,583        $ 1,240        $   876       $   7,219            12%
                                                 ----------      ---------      ---------      ---------
                                                 ----------      ---------      ---------      ---------

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                         ITT Corporation

                                         By           JON F. DANSKI
                                            -----------------------------------
                                                      JON F. DANSKI
                                            SENIOR VICE PRESIDENT AND CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

March 24, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                                        TITLE                                  DATE
- -------------------------                                                                     --------
       RAND V. ARASKOG               Chairman, President and Chief Executive and                3/8/94
- -------------------------              Director
       RAND V. ARASKOG
  (PRINCIPAL EXECUTIVE
         OFFICER)
     R. A. BOWMAN                    Executive Vice President and Chief Financial               3/8/94
- -------------------------              Officer
    ROBERT A. BOWMAN
  (PRINCIPAL FINANCIAL
        OFFICER)

      SIGNATURE             TITLE        DATE            SIGNATURE             TITLE        DATE
- ----------------------    ---------    --------    ----------------------    ---------    --------
   BETTE B. ANDERSON      Director      3/8/94       PAUL G. KIRK, JR.       Director      3/8/94
- ----------------------                             ----------------------
  BETTE B. ANDERSON                                  PAUL G. KIRK, JR.
  NOLAN D. ARCHIBALD      Director      3/8/94          E. C. MEYER          Director      3/8/94
- ----------------------                             ----------------------
  NOLAN D. ARCHIBALD                                  EDWARD C. MEYER
   ROBERT A. BURNETT      Director      3/8/94       BENJAMIN F. PAYTON      Director      3/8/94
- ----------------------                             ----------------------
  ROBERT A. BURNETT                                  BENJAMIN F. PAYTON
      M. DAVID-WEILL      Director      3/8/94        MARGITA E. WHITE       Director      3/8/94
- ----------------------                             ----------------------
  MICHEL DAVID-WEILL                                  MARGITA E. WHITE
   S. PARKER GILBERT      Director      3/8/94
- ----------------------
  S. PARKER GILBERT

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION                                  LOCATION
   3(i)  Restated Certificate of Incorporation..............  Incorporated by reference to
                                                                ITT's Form 10-Q for the quarterly
                                                                period ended June 30, 1993.
                                                                (File No. 1-5627).
   3(ii) By-laws............................................  Incorporated by reference to
                                                                ITT's Form SE dated March 22,
                                                                1993 (CIK No. 216228) relating
                                                                to ITT's Form 10-K for the
                                                                fiscal year ended December 31,
                                                                1992 (File No. 1-5627).
   4     Instruments defining the rights of security
           holders,
           including indentures.............................  Not required to be filed. The
                                                                Registrant hereby agrees to
                                                                file with the Commission a copy
                                                                of any instrument defining the
                                                                rights of holders of long-term
                                                                debt of the Registrant and its
                                                                consolidated subsidiaries upon
                                                                request of the Commission.
   9     Voting Trust Agreement.............................  None.
  10     Material contracts
         (a) Stock Option Incentive Plan (1977).............  Incorporated by reference to
                                                                ITT's Registration Statement on
                                                                Form S-8 (Registration No.
                                                                33-5412).
         (b) ITT Long-Term Performance Plan (as amended)....  Incorporated by reference to
                                                                ITT's Form SE dated March 25,
                                                                1992 (CIK No. 216228) relating
                                                                to ITT's Form 10-K for the
                                                                fiscal year ended December 31,
                                                                1991 (File No. 1-5627).
         (c) Incentive Bonus Plan...........................  Incorporated by reference to
                                                                ITT's Form SE dated March 29,
                                                                1989 (CIK No. 216228) relating
                                                                to ITT's Form 10-K for the
                                                                fiscal year ended December 31,
                                                                1988 (File No. 1-5627).
         (d) R. V. Araskog employment agreement.............  Incorporated by reference to
                                                                ITT's Form SE dated March 28,
                                                                1990 (CIK No. 216228) relating
                                                                to ITT's Form 10-K for the
                                                                fiscal year ended December 31,
                                                                1989 (File No. 1-5627).
         (e) Form of Pension Plan for non-employee members
             of the Board of Directors......................  Incorporated by reference to exhibits to ITT's Form 10-K for
                                                                the fiscal year ended December
                                                                31, 1980 (File No. 1-5627).
         (f) Form of group life insurance plan for
             nonemployee members of the Board of Directors..  Incorporated by reference to exhibits to ITT's Form 10-K for
                                                                the fiscal year ended December
                                                                31, 1983 (File No. 1-5627).
         (g) ITT Corporation 1986 Incentive Stock Plan......  Incorporated by reference to
                                                                ITT's Registration Statement on
                                                                Form S-8 (Registration No.
                                                                33-5412).

EXHIBIT
NUMBER                       DESCRIPTION                                  LOCATION
         (h) Form of indemnification agreement with
           directors........................................  Incorporated by reference to
                                                                ITT's Form SE dated March 28,
                                                                1988 (CIK No. 216228) relating
                                                                to ITT's Form 10-K for the
                                                                fiscal year ended December 31,
                                                                1987 (File No. 1-5627).
         (i) ITT Senior Executive Severance Pay Plan........  Incorporated by reference to
                                                                ITT's Form SE dated August 12,
                                                                1991 (CIK No. 216228) relating
                                                                to ITT's Form 10-Q for the
                                                                quarterly period ended June 30,
                                                                1991 (File No. 1-5627).
  11     Statement re computation of per share earnings.....  Filed herewith.
  12     Statement re computation of ratios.................  Filed herewith.
  13     Annual report to security holders, Form 10-Q or
           quarterly report to security holders.............  Not required to be filed.
  16     Letter re change in certifying accountant..........  None.
  18     Letter re change in accounting principles..........  None.
  21     Subsidiaries of the Registrant.....................  Filed herewith.
  22     Published report regarding matters submitted to
           vote of security holders.........................  Not required to be filed.
  23     Consents of experts and counsel
         Consent of Arthur Andersen & Co....................  Filed herewith.
  24     Power of attorney..................................  None.
  27     Financial data schedule............................  Not applicable for this filing.
  28P    Information from reports furnished to state
           insurance regulatory authorities.................  Incorporated by reference to
                                                              ITT's Form SE dated March 25,
                                                                1994 (CIK No. 216228) relating
                                                                to ITT's Form 10-K for the
                                                                fiscal year ended December 31,
                                                                1993 (File No. 1-5627).
  99     Additional exhibits................................  None.