Form 10-Q
period 1994-03-31
ITT CORP
filed 1994-05-12
CIK 216228

PAGE 1




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from..............to.............




                         COMMISSION FILE NUMBER 1-5627


                                ITT CORPORATION




Incorporated in the State of Delaware                       13-5158950
                                                         (I.R.S. Employer
                                                       Identification Number)



            1330 Avenue of the Americas, New York, N.Y.  10019-5490
                          (Principal Executive Office)

                        Telephone Number: (212) 258-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes  x    No

As of May 2, 1994, there were outstanding 117.3 million shares of common stock ($1 par value) of the registrant.

                                ITT CORPORATION
                               TABLE OF CONTENTS


                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION:

  ITEM 1.   Financial Statements:
            Consolidated Income - Three Months
            Ended March 31, 1994 and 1993. . . . . . . . . . . . . .     3

            Consolidated Balance Sheet -
            March 31, 1994 and December 31, 1993 . . . . . . . . . .     4

            Consolidated Cash Flow -
            Three Months Ended March 31, 1994 and 1993 . . . . . . .     5

            Notes to Financial Statements. . . . . . . . . . . . . .     6

            Business Segments. . . . . . . . . . . . . . . . . . . .     7


  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations:

            Three Months Ended March 31, 1994 and 1993 . . . . . . .     8


PART II.    OTHER INFORMATION:

  ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    11

  Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .    13

      PAGE 3
                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

    The following unaudited financial statements, in the opinion of ITT, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flow for the periods presented. For a description of accounting policies, see notes to financial statements in the 1993 annual report on Form 10-K.

                                    ITT CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED INCOME
                                     (In millions except per share)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                -------------------
                                                                                 1994        1993*
                                                                                ------       ------
SALES AND REVENUES
  Products and Services . . . . . . . . . . . . . . . . . . . . . . . . .       $2,567      $2,353
  Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,642       2,592
  Finance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          339         448
                                                                                 -----       -----
                                                                                 5,548       5,393
COSTS AND EXPENSES
  Products and Services (including selling and
    general expenses of $250 and $244). . . . . . . . . . . . . . . . . .        2,457       2,291
  Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,452       2,436
  Finance (including interest expense of $142 and $164) . . . . . . . . .          295         381
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17          23
                                                                                 -----       -----
                                                                                   327         262
Interest expense (net of interest income of $41 and $45). . . . . . . . .          (20)        (32)
Miscellaneous (expense) income, net . . . . . . . . . . . . . . . . . . .           (3)          1
                                                                                 -----       -----
                                                                                   304         231
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (101)        (69)
Minority equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2)         (4)
                                                                                 -----       -----
Income from Continuing Operations . . . . . . . . . . . . . . . . . . . .          201         158
Discontinued Operations, net of tax of $6 and $9. . . . . . . . . . . . .           12          17
Cumulative Effect of Accounting Changes, net of tax of $3 . . . . . . . .            6           -
                                                                                 -----       -----
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  219      $  175
                                                                                 -----       -----
- --------------------------------------------------------------------------------------------------
Earnings Per Share
Income from Continuing Operations
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1.63      $ 1.23
    Fully Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1.54      $ 1.17
Discontinued Operations
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  .10      $  .14
    Fully Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  .09      $  .13
Cumulative Effect of Accounting Changes
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  .04      $    -
    Fully Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  .04      $    -
Net Income per Share
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1.77      $ 1.37
    Fully Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1.67      $ 1.30
Cash Dividends declared per common share. . . . . . . . . . . . . . . . .       $  .495     $  .495

* Restated to reflect ITT Rayonier as a "Discontinued Operation" through February, 1994 and to include revenues of ITT Sheraton's managed properties.

      PAGE 4
                                   ITT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                    (In millions except for shares)

                                                                              March 31,   December 31,
                                                                                1994          1993
                                                                             -----------  ------------
ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    704     $  1,136
Finance Receivables, net . . . . . . . . . . . . . . . . . . . . . .            8,535        7,556
Other Receivables, net . . . . . . . . . . . . . . . . . . . . . . .            5,498        5,163
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              991          963
Insurance Investments -
  Fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . .           27,267       26,870
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,554        3,712
Finance Investments. . . . . . . . . . . . . . . . . . . . . . . . .            3,007        3,097
Reinsurance Recoverables . . . . . . . . . . . . . . . . . . . . . .           11,373       11,577
Deferred Policy Acquisition Costs. . . . . . . . . . . . . . . . . .            2,151        2,024
Plant, Property and Equipment, net . . . . . . . . . . . . . . . . .            3,702        3,416
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,112        5,046
                                                                              -------      -------
                                                                             $ 71,894     $ 70,560
                                                                              -------      -------

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities -
  Policy liabilities and accruals. . . . . . . . . . . . . . . . . .         $ 41,178     $ 40,884
  Finance debt . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,493        9,463
  Other debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,949        3,874
  ESOP debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              583          603
  Accounts payable and accrued liabilities . . . . . . . . . . . . .            4,602        4,293
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            4,240        3,793
                                                                              -------      -------
                                                                               65,045       62,910
                                                                              -------      -------

Stockholders Equity -
  Cumulative preferred stock . . . . . . . . . . . . . . . . . . . .              668          673
  Common stock: Authorized 200,000,000 shares, $1 par value
    Outstanding 117,491,559 and 117,560,877 . . . . . . . . . . . .               117          118
  Deferred compensation - ESOP . . . . . . . . . . . . . . . . . . .             (583)        (603)
  Cumulative translation adjustments . . . . . . . . . . . . . . . .             (188)        (206)
  Unrealized (loss) gain on securities, net of tax . . . . . . . . .             (270)          80
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .            7,105        7,588
                                                                              -------      -------
                                                                                6,849        7,650
                                                                              -------      -------
                                                                              $71,894     $ 70,560
                                                                              -------      -------


      PAGE 5
                                    ITT CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED CASH FLOW
                                             (In millions)

                                                                                      Three Months
                                                                                    Ended March 31,
                                                                                   ------------------
                                                                                   1994         1993*
                                                                                   ----         -----
OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   219       $  175
Discontinued Operations                                                             (12)         (17)
Cumulative Effect of Accounting Changes . . . . . . . . . . . . . . . . . .          (6)           -
                                                                                 ------        -----
  Income from Continuing Operations . . . . . . . . . . . . . . . . . . . .         201          158
Adjustments to Income from Continuing Operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .         153          132
  Provision for doubtful receivables. . . . . . . . . . . . . . . . . . . .          31           39
  Gain on sale of portfolio securities - pretax . . . . . . . . . . . . . .         (64)         (63)
  Change in receivables, inventories, payables and accrued liabilities. . .        (362)         (93)
  Accrued and deferred taxes. . . . . . . . . . . . . . . . . . . . . . . .         (26)          34
  Increase in liability for policy benefits and unpaid claims . . . . . . .         203          232
  Increase in deferred policy acquisition costs . . . . . . . . . . . . . .        (123)         (61)
  Decrease in reinsurance and other related assets. . . . . . . . . . . . .         178          156
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (73)        (178)
                                                                                 ------       ------
    Cash from operating activities. . . . . . . . . . . . . . . . . . . . .         118          356
                                                                                 ------       ------

INVESTING ACTIVITIES
Additions to plant, property and equipment. . . . . . . . . . . . . . . . .       (113)         (73)
Purchase of insurance and finance investments . . . . . . . . . . . . . . .    (10,166)      (8,939)
Sale and maturity of insurance and finance investments. . . . . . . . . . .      9,951        8,624
Finance receivables originated or purchased . . . . . . . . . . . . . . . .     (5,798)      (4,604)
Finance receivables repaid or sold. . . . . . . . . . . . . . . . . . . . .      4,832        4,365
Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (374)           -
Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         98          (50)
                                                                                 ------       ------
    Cash used for investing activities. . . . . . . . . . . . . . . . . . .     (1,570)        (677)
                                                                                 ------       ------

FINANCING ACTIVITIES
Short-term debt, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,164          297
Long-term debt issued . . . . . . . . . . . . . . . . . . . . . . . . . . .         416          489
Long-term debt repaid . . . . . . . . . . . . . . . . . . . . . . . . . . .        (535)        (601)
Investment life contracts, net. . . . . . . . . . . . . . . . . . . . . . .         146          124
Repurchase and redemption of stock. . . . . . . . . . . . . . . . . . . . .         (29)         (41)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (140)         (68)
Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1)          33
                                                                                 ------       ------
    Cash from financing activities. . . . . . . . . . . . . . . . . . . . .       1,021          233
                                                                                 ------       ------

EXCHANGE RATE EFFECT ON CASH. . . . . . . . . . . . . . . . . . . . . . . .          (1)          (9)
                                                                                 ------        -----
CASH FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . .           -            3
                                                                                 ------        -----
Decrease in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (432)         (94)
Cash - beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . .       1,136          882
                                                                                 ------       ------
Cash - end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   704      $   788
                                                                                 ------       ------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   238      $   273
                                                                                 ------       ------
  Income taxes (net of refunds) . . . . . . . . . . . . . . . . . . . . . .     $    25      $    52
                                                                                 ------       ------

*   Restated to reflect ITT Rayonier as a "Discontinued Operation".

Notes to Financial Statements
- -----------------------------

1)  Change in Accounting Principles:

    Statement of Financial Accounting Standards (SFAS) No. 115
    ----------------------------------------------------------

  During the 1994 first quarter, ITT adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available for sale" or "trading" based on the company's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholders Equity directly or is reflected in the Statement of Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholders Equity. Under SFAS No. 115, the Corporation's portfolios are generally classified as "available for sale" and accordingly, investments are reflected at fair value with the corresponding impact included as a component of Stockholders Equity designated "Unrealized gain (loss) on securities, net of tax". At March 31, 1994, the unrealized loss on securities, net of tax was $270 million including an unrealized gain pertaining to equity securities of $31 million after tax.
  In adopting SFAS No. 115, Emerging Issues Task Force (EITF) issue no. 93-18 prescribes specific accounting treatment with respect to mortgage-backed interest-only investments. EITF 93-18 reached the conclusion that the measure of impairment of these instruments should be changed from undiscounted cash flows to fair value. Accordingly, the amortized cost basis of such instruments that were determined to have other-than-temporary impairment losses at the time of the initial adoption of SFAS No. 115 have been written down to fair value and reflected as a cumulative effect of accounting change as of January 1, 1994. The writedown totalled $36 million after tax or $0.29 per fully diluted share.

    Change in the Discount Rate used to determine certain Workers Compensation
    --------------------------------------------------------------------------
 Liabilities
- ------------

  During the 1994 first quarter, the Corporation changed its method used to discount long-term tabular workers compensation liabilities from a statutory insurance rate to an appropriate market interest rate. The market rate, which approximates 7%, represents the rate of return the Corporation could receive on risk-free investments with maturities comparable to those of the liabilities being discounted. At December 31 1993, these liabilities were discounted at 3 to 3 1/2% in accordance with statutory insurance guidelines.
A $42 million after tax or $0.33 per fully diluted share benefit was recorded as a cumulative effect of accounting change in the accompanying Consolidated Statement of Income.

2)  Discontinued Operations:

  In February 1994, the Corporation spun-off ITT Rayonier, the Corporation's wholly-owned forest products subsidiary, to ITT shareholders through a distribution of ITT Rayonier shares. ITT Rayonier has been reflected as a "Discontinued Operation" in the accompanying financial statements. The Corporation's consolidated equity was reduced by approximately $600 million as a result of the spin-off. The Consolidated Statements of Income and Cash Flow for the three months ended March 31, 1993 have been restated to conform with the 1994 presentation.

                                           BUSINESS SEGMENTS

                                                         Sales and Revenues            Income
                                                         ------------------         -------------
                                                                Three Months Ended March 31,
                                                         ----------------------------------------
In millions                                                1994     1993*       1994     1993*
- -------------------------------------------------------------------------------------------------
Financial and Business Services
  Insurance . . . . . . . . . . . . . . . . . . . . . . .$2,642     $2,592     $ 190     $ 156
  Finance . . . . . . . . . . . . . . . . . . . . . . . .   339        327        44        71
  Communications & Information Services . . . . . . . . .    78         81         3         4
                                                          -----      -----      ----      ----
                                                          3,059      3,000       237       231
                                                          -----      -----      ----      ----
Manufactured Products
  Automotive. . . . . . . . . . . . . . . . . . . . . . .   986        888        60        32
  Defense & Electronics . . . . . . . . . . . . . . . . .   433        370        11         -
  Fluid Technology. . . . . . . . . . . . . . . . . . . .   249        225        17        13
                                                          -----      -----      ----      ----
                                                          1,668      1,483        88        45
                                                          -----      -----      ----      ----
Hotels. . . . . . . . . . . . . . . . . . . . . . . . . .   798        675        29        16
                                                          -----      -----      ----      ----
Ongoing Segments. . . . . . . . . . . . . . . . . . . . . 5,525      5,158       354       292

Dispositions and Other. . . . . . . . . . . . . . . . . .    23        235       (10)       (8)
Interest, net . . . . . . . . . . . . . . . . . . . . . .                        (20)      (32)
Other . . . . . . . . . . . . . . . . . . . . . . . . . .                        (22)      (25)
Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .                       (101)      (69)
                                                                                ----      ----
Income from Continuing Operations . . . . . . . . . . . .                        201       158
Discontinued Operations, net of tax of $6 and $9. . . . .                         12        17
Cumulative Effect of Accounting Changes,
    net of tax of $3. . . . . . . . . . . . . . . . . . .                          6         -
                                                          -----      -----      ----      ----
                                                         $5,548     $5,393     $ 219     $ 175
                                                          -----      -----      ----      ----

* Restated to reflect Forest Products as a "Discontinued Operation" and to include revenues of Hotel's managed properties.

      PAGE 8
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  Income from ongoing segments for the first quarter increased 21% over the prior year's quarter.

  Operating results in the Insurance segment, either before or after extraordinary catastrophe losses and capital gains, were significantly higher than the 1993 quarter, primarily due to improved domestic casualty underwriting results. Life insurance operations, before portfolio gains, also improved. The Insurance improvement in operating results was accomplished on a revenue increase of 2%. Despite the extraordinary catastrophes, the worldwide combined ratio, excluding operations in runoff, improved from 108.5% in the 1993 quarter to 104.7% in 1994 due largely to improved Domestic Property and Casualty underwriting experience.

  Insurance operating costs and expenses were as follows:


                                                        First Quarter
                                                       ---------------
                                                        1994    1993
                                                        ----    ----
  Benefits, claims and claim adjustment expenses . .  $1,693   $1,700
  Amortization of deferred policy acquisition costs.     394      385
  Other insurance expenses . . . . . . . . . . . . .     365      351
                                                       -----    -----
                                                      $2,452   $2,436
                                                       -----    -----

  First quarter operating income for the Finance segment declined 38% to $44 million reflecting the strategic shift to improve asset quality and enhance its risk profile through secured lending at lower yields. In addition, results reflected the adverse impact of the California earthquake on certain loans. Revenues increased 4% from the 1993 quarter, reflecting higher average receivables.

  First quarter sales and operating income at Communications and Information Services are historically the lowest of the year as most yellow page directories are published later in the year. Results approximated prior year levels.

  Sales for the Automotive segment increased by 11% over the 1993 quarter to $986 million, reflecting primarily higher car production in North America and higher installation rates of anti-lock brakes. Operating income grew from $32 million to $60 million in the 1994 quarter, largely the result of higher sales volume and continued cost improvement actions. On March 31, 1994, the Corporation completed the previously announced purchase of 80% of General Motors' Motors and Actuator Business Unit for $374 million. The acquisition, hereafter called ITT Electrical Systems, Inc., will add geographic balance to ITT Automotive's North American and European product mix. Annual sales are expected to approximate $900 million.

  ITT Defense & Electronics operating income increased $11 million due primarily to continuing improvement in operating margins at the Electronics units. Results at the Defense units approximated the 1993 first quarter. Sales increased 17% from the 1993 quarter. Order backlog was $2.1 billion at March 31, 1994 compared with $2.2 billion at March 31, 1993.

      PAGE 9
ITEM 2. (Continued)


  Operating income improved 31% at Fluid Technology from $13 million to $17 million on an 11% increase in sales reflecting volume increases and the benefits of cost reduction programs.

  The contribution of gaming operations was a major part of the improvement in ITT Sheraton's results as the Sheraton Desert Inn in Las Vegas exceeded expectations during its first full quarter under ITT Sheraton. In addition, hotel operations improved reflecting lower corporate overhead and increases in operating income at several ITT owned properties.

  Dispositions and Other reflects the sales and operating losses of companies previously divested as well as ITT Community Development. The 1993 quarter primarily included ITT Financial's domestic unsecured consumer loan business (divested in June, 1993) and ITT Components Distribution (divested in December, 1993).

  Net interest costs were lower than 1993 due principally to lower average debt levels. "Other" consists of corporate expenses and nonoperating income and approximated the 1993 quarter. Taxes increased in 1994 in line with the higher level of earnings. The effective tax rate, excluding the Cumulative Effect of Accounting Changes and Discontinued Operations, increased from 30% to 33% due primarily to increases in the U.S. and foreign tax rates.

  Net income for the first quarter of 1994 was $219 million or $1.67 per common equivalent share on a fully diluted basis ($1.77 per primary share), compared with $175 million or $1.30 per fully diluted share ($1.37 per primary share) in the 1993 first quarter. The 1994 quarter included two cumulative catch-up adjustments for accounting changes as discussed more fully in Notes to Consolidated Financial Statements; (1) a favorable adjustment of $42 million after tax or $0.33 per fully diluted share for a change in the discount rate used to determine certain workers compensation liabilities at the Insurance segment and, (2) a charge of $36 million after tax or $0.29 per fully diluted share for the adoption of SFAS No. 115 related to accounting for certain investments in debt and equity securities. The results of ITT Rayonier have been reflected on a one-line basis in "Discontinued Operations" through the spin-off date of February 28, 1994. Excluding the accounting changes and ITT Rayonier, income from continuing operations in the 1994 and 1993 quarters was $201 million or $1.54 per fully diluted share and $158 million or $1.17 per fully diluted share. The 32% improvement in fully diluted earnings per share from continuing operations was generated on sales of $5.55 billion, a 3% increase over the 1993 quarter. On a primary basis, earnings per share from continuing operations was $1.63 for the 1994 quarter compared to $1.23 per share in the year-ago period.

  Net income in the current quarter was unfavorably impacted by $40 million after tax or $0.31 per fully diluted share for catastrophe losses in excess of expectations at the Insurance segment related to the California earthquake and winter freezes. Winter Storm Josh and the bombing of the World Trade Center in New York adversely impacted earnings in the 1993 quarter by $41 million or $0.32 per fully diluted share. The comparison to 1993 also included a reduction in after tax capital gains at the Insurance and Finance segments. After tax capital gains in the current quarter totalled $35 million or $0.27 per fully diluted share compared to $42 million or $0.32 per fully diluted share in the 1993 quarter.

      PAGE 10
ITEM 2. (Continued)

Cash Flow

  During the 1994 first quarter, the Corporation generated $118 million of cash from operating activities, down from $356 million in last year's quarter, due primarily to quarterly timing of cash flows and higher working capital needed to fund growth. This cash, along with additional borrowings, was used to fund the acquisition of ITT Electrical Systems, Inc. and was reinvested in insurance investments, finance receivables and capital additions.
Additionally, cash was used to pay dividends to shareholders which totalled $140 million and $68 million for the first three months of 1994 and 1993, respectively. The 1994 amount included the payment of the 1993 fourth quarter and the 1994 first quarter. Both quarters also included repurchases and redemption of common stock of $29 million and $41 million, respectively.
There were no significant asset divestments during the quarter. Accumulated depreciation amounted to 46% of gross plant at March 31, 1994, compared with 47% at December 31, 1993.

  Cash expenditures for plant, property and equipment, including insurance and finance activities, were $113 million in the 1994 quarter and are projected to aggregate approximately $800 million for the full year compared with $505 million in 1993. Depreciation for the first three months of 1994 was $117 million compared with $108 million in the corresponding 1993 period.

Debt and Liquidity
  Excluding Insurance and Finance debt, outstanding debt at March 31, 1994 was $3.6 billion compared with the December 31, 1993 balance of $3.5 billion resulting in a debt to total capitalization ratio of 34% at March 31, 1994 compared with 33% at year-end 1993. Insurance and Finance debt increased from the December 31, 1993 level of approximately $10.4 billion to $11.5 billion reflecting the growth in secured lending at Finance. Debt was 68% of total capitalization including Insurance and Finance debt at March 31, 1994 compared with 64% at year-end 1993.

  Stockholders equity decreased $800 million, to $6.8 billion from December 31, 1993 due to the spin-off of ITT Rayonier, a change in the unrealized loss on securities, net of tax, dividends and share repurchases, partially offset by first quarter income. Under its share repurchase program, the Corporation repurchased approximately 227,000 common equivalent shares in the first three months of 1994 at an average price of $90.66 per share for a cash cost, including commissions, of $21 million. The Corporation was not actively repurchasing shares during the quarter. An additional 190,000 shares were purchased through April 30 at an average price of $87.23 per share for a cash cost, including commissions, of $17 million.

Subsequent Event
  On April 28, 1994, ITT Educational Services, Inc., a wholly-owned subsidiary of the Corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the public sale of 2,300,000 shares of its common stock. ITT Educational Services, Inc. is a leading proprietary provider of technical post-secondary degree programs in the United States through 48 ITT Technical Institutes in 24 states. Proceeds will be used for general corporate purposes, including the expansion of its operations through opening additional technical institutes and adding academic programs at existing technical institutes.

      PAGE 11
                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


    (a)    See the Exhibit Index for a list of exhibits filed herewith.

    (b) There were no Form 8-K Current Reports filed by ITT during the quarter for which this report is filed.

SIGNATURE


                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ITT Corporation
                                     (Registrant)





                                 By Jon F. DANSKI
                                    -------------
                                    Jon F. Danski
                        Senior Vice President and Controller
                            (Chief Accounting Officer)
May 12, 1994
    (Date)

                                 EXHIBIT INDEX

Exhibit
  No.                     Description                         Location
- -------                   -----------                         --------

(2)   Plan of acquisition, reorganization, arrangement,
      liquidation or succession                                  None

(4)   Instruments defining the rights of security holders,
        including indentures                                     None

(10)(j) Support agreement dated April 28, 1994 between
        ITT Corporation and ITT Financial Corporation         Filed Herewith

(11)  Statement re computation of per share earnings         Filed Herewith

(12)  Statements re computation of ratios                    Filed Herewith
        Calculation of ratio of earnings to
          total fixed charges
        Calculation of ratio of earnings to
          total fixed charges and preferred
          dividend requirements of ITT

(15)  Letter re unaudited interim financial information          None

(18)  Letter re change in accounting principles                  None

(19)  Previously unfiled documents                               None

(20)  Report furnished to security holders                       None

(23)  Published report regarding matters submitted to vote
        of security holders                                      None

(24)  Consents of experts and counsel                            None

(25)  Power of attorney                                          None

(28)  Additional exhibits                                        None