Form 10-Q
period 1994-06-30
ITT CORP
filed 1994-08-12
CIK 216228

PAGE 1




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1994

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



                          1330 Avenue of the Americas
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

As of August 9, 1994, there were outstanding 116.4 million shares of common stock ($1 par value) of the registrant.

                                ITT CORPORATION
                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION:

    ITEM 1.  Financial Statements:
             Consolidated Income - Second Quarter
             and Six Months Ended June 30, 1994 and 1993 . . . . . . . .   3

             Consolidated Balance Sheet -
             June 30, 1994 and December 31, 1993 . . . . . . . . . . . .   4

             Consolidated Cash Flow -
             Six Months Ended June 30, 1994 and 1993 . . . . . . . . . .   5

             Notes to Consolidated Financial Statements . . . . . . . . .  6

             Business Segments . . . . . . . . . . . . . . . . . . . . .   7

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations:

             Second Quarter and Six Months Ended
             June 30, 1994 and 1993. . . . . . . . . . . . . . . . . . .   8


PART II. OTHER INFORMATION:

    ITEM 4.  Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . . . . . . . .  12

    ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  13

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

    Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

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

                                ITT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME (In millions except per share)

                                                                                     Six Months
                                                          Second Quarter           Ended June 30,
                                                        -------------------     -------------------
                                                         1994         1993*      1994         1993*
                                                        ------       ------     ------       ------
SALES AND REVENUES
  Products and Services . . . . . . . . . . . . . . .   $3,276       $2,904      $5,843      $5,257
  Insurance . . . . . . . . . . . . . . . . . . . . .    2,725        2,515       5,367       5,107
  Finance . . . . . . . . . . . . . . . . . . . . . .      353          422         692         870
                                                        ------       ------      ------      ------
                                                         6,354        5,841      11,902      11,234
                                                        ------       ------      ------      ------
COSTS AND EXPENSES
  Products and Services (including selling and
    general expenses of $275, $267, $525 and $511). .    3,027        2,722       5,484       5,013
  Insurance . . . . . . . . . . . . . . . . . . . . .    2,545        2,328       4,997       4,764
  Finance (including interest expense of
    $154, $158, $296 and $322). . . . . . . . . . . .      303          352         598         733
  Other . . . . . . . . . . . . . . . . . . . . . . .       36           59          53          82
                                                        ------       ------      ------      ------
                                                           443          380         770         642
Interest expense (net of interest income
 of $36, $44, $77 and $89). . . . . . . . . . . . . .      (50)         (36)        (70)        (68)
Gain on sale of loan portfolio. . . . . . . . . . . .        -           95           -          95
Miscellaneous expense, net. . . . . . . . . . . . . .       (5)          (2)         (8)         (1)
                                                        ------       ------      ------      ------
                                                           388          437         692         668
Income taxes. . . . . . . . . . . . . . . . . . . . .     (122)        (136)       (223)       (205)
Minority equity . . . . . . . . . . . . . . . . . . .       (8)         (10)        (10)        (14)
                                                        ------       ------      ------      ------
Income from Continuing Operations . . . . . . . . . .      258          291         459         449
Discontinued Operations, net of tax of $-, $12, $6,
  and $21 . . . . . . . . . . . . . . . . . . . . . .        -           26          12          43
Extraordinary Item, net of tax benefit of $25 . . . .        -          (50)          -         (50)
Cumulative Effect of Accounting Changes,
  net of tax of $3. . . . . . . . . . . . . . . . . .        -            -           6           -
                                                        ------       ------      ------      ------
Net Income . . .  . . . . . . . . . . . . . . . . . .   $  258       $  267      $  477      $  442
                                                        ------       ------      ------      ------

- - ----------------------------------------------------------------------------------------------------
Earnings Per Share
Income from Continuing Operations
    Primary . . . . . . . . . . . . . . . . . . . . .   $ 2.11       $ 1.53      $ 3.74      $ 2.76
    Fully Diluted . . . . . . . . . . . . . . . . . .   $ 1.97       $ 1.44      $ 3.51      $ 2.61
Discontinued Operations
    Primary . . . . . . . . . . . . . . . . . . . . .   $    -       $  .21      $  .10      $  .35
    Fully Diluted . . . . . . . . . . . . . . . . . .   $    -       $  .20      $  .09      $  .33
Extraordinary Item
    Primary . . . . . . . . . . . . . . . . . . . . .   $    -       $  .41      $    -      $  .41
    Fully Diluted . . . . . . . . . . . . . . . . . .   $    -       $  .38      $    -      $  .38
Cumulative Effect of Accounting Changes
    Primary . . . . . . . . . . . . . . . . . . . . .   $    -       $    -      $  .04      $    -
    Fully Diluted . . . . . . . . . . . . . . . . . .   $    -       $    -      $  .04      $    -
Net Income Per Share
    Primary . . . . . . . . . . . . . . . . . . . . .   $ 2.11       $ 2.15      $ 3.88      $ 3.52
    Fully Diluted . . . . . . . . . . . . . . . . . .   $ 1.97       $ 2.02      $ 3.64      $ 3.32
Cash Dividends declared per common share. . . . . . .   $  .495      $  .495     $  .99      $  .99

* Restated to reflect ITT Rayonier as a "Discontinued Operation" through February, 1994 and to include revenues and expenses of ITT Sheraton's managed and partially owned properties.

      PAGE 4
                                   ITT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                    (In millions except for shares)

                                                                   June 30,  December 31,
                                                                     1994         1993
                                                                 ----------- ------------
ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    569     $  1,136
Finance Receivables, net . . . . . . . . . . . . . . . . .           7,315        7,556
Other Receivables, net . . . . . . . . . . . . . . . . . .           5,634        5,163
Inventories. . . . . . . . . . . . . . . . . . . . . . . .           1,018          963
Insurance Investments -
  Fixed maturities . . . . . . . . . . . . . . . . . . . .          26,701       26,870
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .           4,378        3,712
Finance Investments. . . . . . . . . . . . . . . . . . . .           4,529        3,097
Reinsurance Recoverables . . . . . . . . . . . . . . . . .          11,418       11,577
Deferred Policy Acquisition Costs. . . . . . . . . . . . .           2,240        2,024
Plant, Property and Equipment, net . . . . . . . . . . . .           4,123        3,416
Other Assets . . . . . . . . . . . . . . . . . . . . . . .           5,405        5,046
                                                                  --------     --------
                                                                  $ 73,330     $ 70,560
                                                                  --------     --------

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities -
  Policy liabilities and accruals. . . . . . . . . . . . .        $ 42,523     $ 40,884
  Finance debt . . . . . . . . . . . . . . . . . . . . . .          10,824        9,463
  Other debt . . . . . . . . . . . . . . . . . . . . . . .           4,745        3,874
  ESOP debt. . . . . . . . . . . . . . . . . . . . . . . .             583          603
  Accounts payable and accrued liabilities . . . . . . . .           4,296        4,293
  Other liabilities. . . . . . . . . . . . . . . . . . . .           3,852        3,793
                                                                  --------     --------
                                                                    66,823       62,910
                                                                  --------     --------

Stockholders Equity -
  Cumulative preferred stock . . . . . . . . . . . . . . .             660          673
  Common stock: Authorized 200,000,000 shares, $1 par
    value, Outstanding 117,056,489 and 117,560,877 . . . .             117          118
  Deferred compensation - ESOP . . . . . . . . . . . . . .            (583)        (603)
  Cumulative translation adjustments . . . . . . . . . . .            (130)        (206)
  Unrealized (loss) gain on securities, net of tax . . . .            (813)          80
  Retained earnings. . . . . . . . . . . . . . . . . . . .           7,256        7,588
                                                                  --------     --------
                                                                     6,507        7,650
                                                                  --------     --------
                                                                  $ 73,330     $ 70,560
                                                                  --------     --------

                                   ITT CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED CASH FLOW
                                             (In millions)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                                   -----------------
                                                                                   1994         1993*
                                                                                   ----         ----
OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   477      $   442
Extraordinary Item - Early Extinguishment of Debt . . . . . . . . . . . . .           -           50
Cumulative Effect of Accounting Changes . . . . . . . . . . . . . . . . . .          (6)           -
Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . .         (12)         (43)
                                                                                 ------       ------
  Income before Extraordinary Item and
    Cumulative Effect of Accounting Changes . . . . . . . . . . . . . . . .         459          449
Adjustments to Income before Extraordinary Item and
    Cumulative Effect of Accounting Changes:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .         304          279
  Provision for doubtful receivables. . . . . . . . . . . . . . . . . . . .          82           49
  Gain on divestments - pretax. . . . . . . . . . . . . . . . . . . . . . .           -          (99)
  Gain on sale of portfolio securities - pretax . . . . . . . . . . . . . .         (65)        (102)
  Change in receivables, inventories, payables and accrued liabilities. . .        (440)        (260)
  Accrued and deferred taxes. . . . . . . . . . . . . . . . . . . . . . . .        (100)          60
  Increase in liability for policy benefits and unpaid claims . . . . . . .         223          447
  Increase in deferred policy acquisition costs . . . . . . . . . . . . . .        (203)        (124)
  (Increase)/decrease in reinsurance and other related assets . . . . . . .         160          (14)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (124)        (180)
                                                                                 ------       ------
    Cash from operating activities. . . . . . . . . . . . . . . . . . . . .         296          505
                                                                                 ------       ------

INVESTING ACTIVITIES
Additions to plant, property and equipment. . . . . . . . . . . . . . . . .        (283)        (167)
Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (782)         (20)
Proceeds from divestments . . . . . . . . . . . . . . . . . . . . . . . . .           -        1,487
Purchase of insurance and finance investments . . . . . . . . . . . . . . .     (19,340)     (17,677)
Sale and maturity of insurance and finance investments. . . . . . . . . . .      16,380       16,768
Finance receivables originated or purchased . . . . . . . . . . . . . . . .     (11,430)      (9,366)
Finance receivables repaid or sold. . . . . . . . . . . . . . . . . . . . .      11,611        8,961
Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          82           50
                                                                                 ------       ------
    Cash (used for)/from investing activities . . . . . . . . . . . . . . .      (3,762)          36
                                                                                 ------       ------

FINANCING ACTIVITIES
Short-term debt, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,822       (1,185)
Long-term debt issued . . . . . . . . . . . . . . . . . . . . . . . . . . .         418        1,422
Long-term debt repaid . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,150)      (1,269)
Investment life contracts, net. . . . . . . . . . . . . . . . . . . . . . .       1,247          788
Repurchase and redemption of stock. . . . . . . . . . . . . . . . . . . . .         (89)         (95)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (210)        (139)
Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (153)          27
                                                                                 ------       ------
    Cash (used for)/from financing activities . . . . . . . . . . . . . . .       2,885         (451)
                                                                                 ------       ------
EXCHANGE RATE EFFECT ON CASH. . . . . . . . . . . . . . . . . . . . . . . .          14          (14)
                                                                                 ------       ------
Cash from discontinued operations . . . . . . . . . . . . . . . . . . . . .           -           22
                                                                                 ------       ------
Increase/(decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . .        (567)          98
Cash - beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . .       1,136          882
                                                                                 ------       ------
Cash - end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   569      $   980
                                                                                 ------       ------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   497      $   527
                                                                                 ------       ------
  Income taxes (net of refunds) . . . . . . . . . . . . . . . . . . . . . .     $   256      $   156
                                                                                 ------       ------

* Restated to reflect ITT Rayonier as a "Discontinued Operation".

Notes to Financial Statements
- - -----------------------------

1)  Change in Accounting Principles:

    Statement of Financial Accounting Standards (SFAS) No. 115
    ----------------------------------------------------------

  During the 1994 first quarter, ITT adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available for sale" or "trading" based on the company's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholders Equity directly or is reflected in the Statement of Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholders Equity. Under SFAS No. 115, the Corporation's portfolios are generally classified as "available for sale" and accordingly, investments are reflected at fair value with the corresponding impact included as a component of Stockholders Equity designated "Unrealized gain (loss) on securities, net of tax". At June 30, 1994, the unrealized loss on securities, net of tax was $813 million including an unrealized loss pertaining to equity securities of $8 million after tax.
  In adopting SFAS No. 115, Emerging Issues Task Force (EITF) issue no. 93-18 prescribes specific accounting treatment with respect to mortgage-backed interest-only investments. EITF 93-18 reached the conclusion that the measure of impairment of these instruments should be changed from undiscounted cash flows to fair value. Accordingly, the amortized cost basis of such instruments that were determined to have other-than-temporary impairment losses at the time of the initial adoption of SFAS No. 115 have been written down to fair value and reflected as a cumulative effect of accounting change as of January 1, 1994. The writedown totalled $36 million after tax or $0.29 per fully diluted share.

    Change in the Discount Rate used to determine certain Workers Compensation
    --------------------------------------------------------------------------
    Liabilities
    -----------

  During the 1994 first quarter, the Corporation changed its method used to discount long-term tabular workers compensation liabilities from a statutory insurance rate to an appropriate market interest rate. The market rate, which approximates 7%, represents the rate of return the Corporation could receive on risk-free investments with maturities comparable to those of the liabilities being discounted. At December 31, 1993, these liabilities were discounted at 3 to 3 1/2% in accordance with statutory insurance guidelines.
A $42 million after tax or $0.33 per fully diluted share benefit was recorded as a cumulative effect of accounting change in the accompanying Consolidated Statement of Income.

2)  Discontinued Operations:

  In February 1994, the Corporation spun-off ITT Rayonier, the Corporation's wholly-owned forest products subsidiary, to ITT shareholders through a distribution of ITT Rayonier shares. ITT Rayonier has been reflected as a "Discontinued Operation" in the accompanying financial statements. The Corporation's consolidated equity was reduced by approximately $600 million as a result of the spin-off. The Consolidated Statements of Income and Cash Flow for the six months ended June 30, 1993 have been restated to conform with the 1994 presentation.

                                                 BUSINESS SEGMENTS
                                                   (In millions)


         Sales and Revenues                                                              Income
 -----------------------------------                                        ----------------------------------
                        Six Months                                                                Six Months
 Second Quarter       Ended June 30,                                        Second Quarter      Ended June 30,
 --------------       --------------                                        --------------      --------------
  1994    1993*       1994     1993*                                        1994      1993*     1994      1993*
  ----    ----        ----     ----                                         ----      ----      ----      ----
                                        Financial and Business Services
 $2,725   $2,515     $5,367   $5,107         Insurance. . . . . . . . .    $180      $187       $370      $343
    353      350        692      677         Finance. . . . . . . . . .      49        75         93       146
    295      296        373      377         Comm. & Info. Services . .      62        65         65        69
  -----    -----      -----    -----                                        ---       ---        ---       ---
  3,373    3,161      6,432    6,161                                        291       327        528       558
  -----    -----      -----    -----                                        ---       ---        ---       ---

                                        Manufactured Products
  1,297      949      2,283    1,837         Automotive . . . . . . . .     104        54        164        86
    442      444        868      808         Defense & Electronics. . .      20        17         31        17
    270      259        519      484         Fluid Technology . . . . .      21        25         38        38
  -----    -----      -----   ------                                        ---       ---        ---       ---
  2,009    1,652      3,670    3,129                                        145        96        233       141
  -----    -----      -----   ------                                        ---       ---        ---       ---
    945      807      1,743    1,482    Hotels. . . . . . . . . . . . .      44        21         73        37
  -----    -----     ------   ------                                        ---       ---        ---       ---
  6,327    5,620     11,845   10,772    Ongoing Segments. . . . . . . .     480       444        834       736

     27      221         57      462    Dispositions and Other. . . . .      (1)       90        (11)       82
                                        Interest, net . . . . . . . . .     (50)      (36)       (70)      (68)
                                        Other . . . . . . . . . . . . .     (49)      (71)       (71)      (96)
                                        Taxes . . . . . . . . . . . . .    (122)     (136)      (223)     (205)
                                                                           ----      ----       ----      ----
                                        Income from Continuing Operations   258       291        459       449
                                        Discontinued Operations, net of
                                          tax of $-, $12, $6 and $21. .       -        26         12        43
                                        Extraordinary Item, net of
                                          tax benefit of $25. . . . . .       -       (50)         -       (50)
                                        Cumulative Effect of
                                          Accounting Changes,
                                          net of tax of $3. . . . . . .       -         -          6         -
 -----    -----     ------    ------                                        ---       ---        ---       ---
$6,354   $5,841    $11,902   $11,234                                       $258      $267       $477      $442
 -----    -----     ------    ------                                        ---       ---        ---       ---



* Restated to reflect Forest Products as a "Discontinued Operation" and to include revenues and expenses of Hotels'managed and partially owned properties.

      PAGE 8
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS


  Net income for the second quarter was $258 million or $1.97 per fully diluted share ($2.11 per primary share), compared with $267 million or $2.02 per fully diluted share ($2.15 per primary share) in the 1993 second quarter. There were no significant items in the 1994 second quarter which distort comparisons with other periods. The 1993 second quarter included after-tax portfolio gains of $25 million or $0.20 per fully diluted share. Results for the 1993 quarter also included; (1) an after-tax gain of $63 million or $0.48 per fully diluted share on the sale of the unsecured consumer small loan business at ITT Financial, (2) an extraordinary after-tax charge of $50 million, or $0.38 per share representing the loss on the early extinguishment of debt at ITT Financial, (3) $26 million, or $0.20 per share, from the company's discontinued forest products operation, ITT Rayonier, (which was spun off to shareholders in February 1994), and (4) a $13 million after-tax charge, or $0.10 per fully diluted share, for the first phase of restructuring of Headquarter's operations. Excluding these 1993 items, net income and earnings per share rose 19% and 22%, respectively, in the 1994 second quarter. Sales and revenues for the second quarter were $6.4 billion, a 9% increase over the $5.8 billion in the 1993 quarter.

  Net income for the 1994 six months was $477 million, or $3.64 per fully diluted share ($3.88 primary) compared with $442 million, or $3.32 per share ($3.52 primary) in 1993. The 1994 period included two cumulative catch-up adjustments for accounting changes as fully discussed in the Notes to Consolidated Financial Statements; (1) a favorable adjustment of $42 million after tax or $0.33 per fully diluted share for a change in the discount rate used to determine certain workers' compensation liabilities at the Insurance segment and (2) a charge of $36 million after tax or $0.29 per fully diluted share for the adoption SFAS No.115 related to accounting for certain investments in debt and equity securities, while the 1993 period included those items discussed previously. The results for six months of 1994 included after-tax portfolio gains of $35 million or $0.27 per fully diluted share compared with $67 million or $0.52 per fully diluted share in 1993. The 1994 period was unfavorably impacted by $40 million after tax or $0.31 fully diluted share for catastrophe losses in excess of expectations at the Insurance segment related to the California earthquake and winter freezes.
The 1993 period was adversely impacted by Winter Storm Josh and the bombing of the World Trade Center in New York in the first quarter by $41 million or $0.32 per fully diluted share. Excluding these items in both the 1994 and 1993 six month periods, comparable net income and earnings per share rose 24% and 27%, respectively. Sales and revenues for the first six months were $11.9 billion, compared with $11.2 billion in 1993, an increase of 6%.

  Income from ongoing segments for the second quarter and six months rose by $36 million (8%) and $98 million (13%) compared with the respective 1993 periods.

  In the Insurance segment, excluding portfolio gains which were $35 million higher in the 1993 quarter, both revenues and operating income rose over the 1993 second quarter reflecting improved underwriting results in several lines (particularly commercial) of the domestic property and casualty business as well as strong revenue growth in the Life operations.

      PAGE 9
ITEM 2. (Continued)


Excluding operations in runoff, the worldwide combined ratio improved to 103.5% compared with 104.8% in the 1993 quarter. For the six month period, revenues and operating income improved significantly compared with 1993 either before or after both portfolio gains and the effects of excessive catastrophe losses, again due to improved domestic underwriting results. The combined ratio for the six months, excluding operations in runoff, improved to 104.1% from 106.6% in 1993.

  Insurance operating costs and expenses were as follows:

                                                                                     Six Months
                                                              Second Quarter       Ended June 30,
                                                              --------------       --------------
                                                               1994     1993        1994     1993
                                                               ----     ----        ----     ----
  Benefits, claims and claim adjustment expenses. . . . . .  $1,753   $1,667      $3,446   $3,367
  Amortization of deferred policy acquisition costs . . . .     407      310         801      695
  Other insurance expenses. . . . . . . . . . . . . . . . .     385      351         750      702
                                                              -----    -----       -----    -----
                                                             $2,545   $2,328      $4,997   $4,764
                                                              -----    -----       -----    -----

  Operating income in the Finance segment declined $26 million and $53 million for the second quarter and six months reflecting the strategic shift to improve asset quality and enhance risk portfolio through secured lending at lower yields. In addition, results for the six months reflected the adverse impact of the California earthquake on certain loans. The California portfolio is being closely monitored as the economic climate in that state remains depressed. Revenues for the second quarter and six months were flat compared with 1993.

  Both sales and operating income at Communications and Information Services were slightly below 1993 for both the second quarter and six months due to lower volume at several ITT World Directories units partially offset by increased enrollments at ITT Educational Services.

  Operating income at the Automotive segment, which included the first full quarter of Electrical Systems, Inc., its newly acquired motors and actuators business, improved 93% and 91% for the second quarter and six months compared with the 1993 periods. Even excluding Electrical Systems, Inc., operating income rose dramatically as a result of increased sales volume in most product lines including domestic and European anti-lock brakes and the continuing benefits from cost reduction programs. Sales improved 37% for the second quarter and 24% for the six months compared with the 1993 periods.

  ITT Defense & Electronics operating income increased 18% and 82% for the second quarter and six months, compared with 1993, primarily due to continuing improvement in operating margins at the Electronics units which, as a group, has returned to profitability. Sales were flat for the quarter but increased over 7% for the six month period. Order backlog was $2.3 billion at June 30, 1994 compared with $2.2 million at June 30, 1993.

  Operating income at Fluid Technology was down slightly for the quarter and was flat for the six months, when compared with the prior year, mainly the result of favorable foreign exchange impacts in the 1993 period. Sales, however, improved 4% and 7% for the respective periods.

      PAGE 10
ITEM 2. (Continued)


  Significant improvements continued at Sheraton resulting in operating income increasing by more than 100% on a 17% increase in revenues compared with the 1993 second quarter. Strong results in the North American division coupled with a reduction in corporate overhead were the primary contributors to the improvement. A significant increase in occupancy levels and average rates in the 1994 second quarter compared with the 1993 quarter were indicative of the results. For the six months, the corresponding increases in operating income and revenues were 97% and 18%, respectively.

  Dispositions and Other reflects the sales and operating losses of companies previously divested as well as ITT Community Development. The 1993 second quarter and six months also included the results of ITT Financial's domestic unsecured consumer small loan business (divested in June, 1993), the related $95 million pretax gain on the sale of the business, and ITT Components Distribution (divested in December, 1993.)

  Net interest costs increased in the second quarter and six months, primarily the result of higher average net interest rates. "Other" consists of corporate expenses, minority equity and non-operating income, which decreased in the second quarter, primarily the result of the absence of a $20 million pretax ($13 million after-tax) charge to cover costs associated with the first phase of a restructuring program aimed at increasing the effectiveness and productivity of support staff at ITT World Headquarters and the headquarters of the company's businesses which was recorded in the second quarter of 1993.

  Income taxes decreased in the second quarter of 1994 versus 1993 due to a decrease in pretax income from continuing operations. Income taxes related to Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Changes are reflected within those captions separately on the income statement. For the six months, income taxes increased due to an increase in pretax income and higher U.S. and foreign income tax rates. The Corporation's effective tax rate was 32% in the 1994 six months versus 31% in the comparable 1993 period.

Cash Flow

  During the first six months of 1994, the Corporation generated $296 million of cash from operating activities, down from $505 million in the same period last year, due primarily to the timing of cash flows, higher income tax payments reflecting higher taxable income and higher working capital requirements needed to fund growth. This cash, along with additional borrowings, was used to fund the acquisition of ITT Electrical Systems, Inc., and various hotel properties in addition to reinvestment in insurance investments and capital additions. Additionally, cash was used to repurchase common shares as well as redeem preferred stock ($89 million in 1994 and $95 million in 1993) and to pay dividends to shareholders which totalled $210 million and $139 million for the first six months of 1994 and 1993, respectively. The 1994 amount included payment of the 1993 fourth quarter and the 1994 first and second quarters. There were no significant asset divestments during the 1994 period, however, 1993 included the divestment of the unsecured consumer small loan portfolio at ITT Financial Corporation.

      PAGE 11
ITEM 2. (Continued)


  Cash expenditures for plant, property and equipment, including insurance and finance activities, were $283 million in the first six months of 1994 and are projected to aggregate approximately $800 million for the full year compared with $505 million in 1993. Depreciation for the first six months of 1994 was $214 million compared with $190 million in the corresponding 1993 period. Accumulated depreciation amounted to 45% of gross plant at June 30, 1994, compared with the 47% at December 31, 1993.

Debt and Liquidity

  Excluding Insurance and Finance debt, outstanding debt at June 30, 1994 was $3.9 billion compared with the December 31, 1993 balance of $3.5 billion resulting in a debt to total capitalization ratio of 38% at June 30, 1994 compared with 33% at year-end 1993. Insurance and Finance debt increased from the December 1993 level of $10.4 billion to $12.2 billion, reflecting the growth in secured lending at Finance. Debt was 71% of the total capitalization when including Insurance and Finance debt at June 30, 1994, compared with 64% at year-end 1993. The debt to total capitalization ratios in 1994 have been impacted by the adoption of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, which requires investments to be reflected at market value with the corresponding impact reported as a separate component of Stockholders Equity. Excluding this impact, debt to total capitalization would be 35% without Insurance and Finance and 68% on a fully consolidated basis.

  Stockholders equity decreased $1.1 billion, to $6.5 billion from December 31, 1993 due primarily to the spin-off of ITT Rayonier and the effect of a market value adjustment to the carrying value of the insurance and finance investment portfolios as required under SFAS No.115. Dividends and share repurchases along with the six months net income also impacted stockholders equity. Under its share repurchases program, the Corporation repurchased approximately 896,000 common equivalent shares in the first six months of 1994 at an average price of $86.61 per share for a cash cost, including commissions, of $78 million. An additional 445,000 shares were repurchased through July 31 at an average price of $82.04 per share for a cash cost, including commissions, of $36 million.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           At ITT's annual meeting of shareholders held on May 17, 1994, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors, with relevant voting information for each person:
                                             Votes Cast            Broker
                                     ---------------------------
                Name                     For           Withheld    Nonvotes
           -----------------         -----------       ---------   --------
           Bette B. Anderson         110,681,051       1,420,564       0
           Rand V. Araskog           110,142,804       1,958,811       0
           Nolan D. Archibald        110,817,515       1,284,100       0
           Robert A. Burnett         110,747,562       1,354,053       0
           Michel David-Weill        110,684,105       1,417,510       0
           S. Parker Gilbert         110,814,353       1,287,262       0
           Paul G. Kirk, Jr.         110,698,417       1,403,198       0
           Edward C. Meyer           110,731,780       1,369,835       0
           Benjamin F. Payton        110,762,158       1,339,457       0
           Margita E. White          110,750,139       1,351,476       0

           In addition to the election of directors, the following matters were acted upon:

           (a) The reappointment of Arthur Andersen & Co. as independent auditors for 1994 was ratified by a vote of 110,491,043 shares in favor, 1,040,726 shares against, 569,846 shares abstained, and no broker nonvotes.

           (b) The proposed ITT Corporation 1994 Incentive Stock Plan was approved by a vote of 84,257,138 shares in favor, 25,356,012 shares against, 1,294,849 shares abstained, and 1,193,616 broker nonvotes.

           (c) The proposed ITT Corporation Annual Performance-Based Incentive Plan for Executive Officers was approved by a vote of 103,428,403 shares in favor, 6,416,310 shares against, 1,325,003 shares abstained, and 931,899 broker nonvotes.

           (d) A shareholder proposal calling for ITT to list in the proxy statement the executive officers earning more than $100,000 annually was not approved by a vote of 89,313,267 shares against, 10,985,499 shares in favor, 2,108,583 shares abstained, and 9,694,266 broker nonvotes.

           (e) A shareholder proposal requesting ITT to endorse the principles of corporate environmental accountability as developed by the Coalition for Environmentally Responsible Economies was not approved by a vote of 83,035,443 shares against, 8,974,107 shares in favor, 10,346,537 shares abstained, and 9,745,528 broker nonvotes.

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

                                                     ITT Corporation
                                                      (Registrant)




                                             By      J.F. Danski
                                                -------------------------
                                                     J.F. Danski
                                          Senior Vice President and Controller
                                               (Chief Accounting Officer)
August 11, 1994
    (Date)

                                 EXHIBIT INDEX

Exhibit
  No.                     Description                           Location
- - -------                   -----------                           --------

 (2)    Plan of acquisition, reorganization, arrangement,
        liquidation or succession                                   None

 (3)    Articles of Incorporation and by-laws                       None

 (4)    Instruments defining the rights of security holders,
        including indentures                                        None

(10)    Material Contracts                                          None

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

(15)    Letter re unaudited interim financial information           None

(18)    Letter re change in accounting principles                   None

(19)    Report furnished to security holders                        None

(22)    Published report regarding matters submitted
        to vote of security holders                                 None

(23)    Consents of experts and counsel                             None

(24)    Power of attorney                                           None

(27)    Financial Data Schedule                                     None

(99)    Additional exhibits                                         None

