Form 10-Q
period 1994-09-30
ITT CORP
filed 1994-10-31
CIK 216228

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994


/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from . . . . . . . . to . . . . . . . .




                         COMMISSION FILE NUMBER 1-5627




                                ITT CORPORATION



Incorporated in the State of Delaware                                         13-5158950
                                                                       (I.R.S. Employer
                                                                   Identification Number)


                          1330 Avenue of the Americas
                            New York, NY  10019-5490
                          (Principal Executive Office)


                       Telephone Number:  (212) 258-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----    -----

As of October 27, 1994, there were outstanding 106.7 million shares of common stock ($1 par value) of the registrant.

                                ITT CORPORATION
                               TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
 PART I           FINANCIAL INFORMATION:


         ITEM 1            Financial Statements:

                           Consolidated Income - Third Quarter and Nine Months Ended
                           September 30, 1994 and 1993                                         3


                           Consolidated Balance Sheet -
                           September 30, 1994 and December 31, 1993                            4


                           Consolidated Cash Flow -
                           Nine Months Ended September 30, 1994 and 1993                       5


                           Notes to Consolidated Financial Statements                          6


                           Business Segments                                                   8

         ITEM 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations:


                           Third Quarter and Nine Months Ended September 30,
                           1994 and 1993                                                       9

 PART II       OTHER INFORMATION:

         ITEM 1            Legal Proceedings                                                   13


         ITEM 6            Exhibits and Reports on Form 8-K                                    13


                           Signature                                                           14


                           Exhibit Index                                                       15

Page 3
                         PART I.  FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS
ITEM 1

The following unaudited financial statements, in the opinion of ITT, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flow for the periods presented. For a description of accounting policies, see notes to financial statements in the 1993 annual report on Form 10-K.

 ITT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED INCOME*
 (In millions except per share)
                                                                                        Nine Months
                                                             Third Quarter           Ended September 30
                                                          ------------------         ------------------
                                                          1994          1993         1994         1993
                                                          ----          ----         ----         ----
 SALES AND REVENUES
   Products and Services                               $  2,971      $  2,536     $  8,814     $  7,793
   Insurance                                              2,703         2,630        8,070        7,737
                                                      ---------     ---------    ---------    ---------
                                                          5,674         5,166       16,884       15,530
                                                      ---------     ---------    ---------    ---------

 COSTS AND EXPENSES
    Products and Services (including selling and
       general expenses of $265, $257, $790 and
       $768)                                              2,820         2,400        8,303        7,414
    Insurance                                             2,474         2,435        7,471        7,199
    Other                                                    30            66           81          145
                                                      ---------     ---------    ---------    ---------
                                                            350           265        1,029          772
 Interest expense (net of interest income
   of $26, $35, $103 and $124)                              (36)          (38)        (106)        (106)
 Miscellaneous expense, net                                  (4)           (8)         (12)          (8)
                                                      ---------     ---------    ---------    ---------
                                                            310           219          911          658
 Income taxes                                               (93)          (25)        (285)        (151)
 Minority equity                                             (6)           (8)         (16)         (22)
                                                      ---------     ---------    ---------    ---------
 Income from Continuing Operations                          211           186          610          485
 Discontinued Operations, net of tax of
   $17, $22, $55 and $121                                    46            66          118          259
 Extraordinary Item, net of tax benefit of $25                -             -            -          (50)
 Cumulative Effect of Accounting Changes,
   net of tax of $3                                           -             -            6            -
                                                      ---------     ---------    ---------    ---------
 Net Income                                            $    257      $    252     $    734     $    694
                                                      ---------     ---------    ---------    ---------

- - -------------------------------------------------------------------------------------------------------
 Earnings Per Share
 Income from Continuing Operations
        Primary                                          $ 1.75         $1.49        $4.98        $3.81
        Fully Diluted                                    $ 1.64         $1.41        $4.68        $3.62
 Discontinued Operations
        Primary                                          $  .39         $ .54        $1.00        $2.15
        Fully Diluted                                    $  .37         $ .50        $ .93        $1.99
 Extraordinary Item
        Primary                                          $    -         $   -        $   -        $(.41)
        Fully Diluted                                    $    -         $   -        $   -        $(.38)
 Cumulative Effect of Accounting Changes
        Primary                                          $    -         $   -        $ .04        $   -
        Fully Diluted                                    $    -         $   -        $ .04        $   -
 Net Income Per Share
        Primary                                          $ 2.14         $2.03        $6.02        $5.55
        Fully Diluted                                    $ 2.01         $1.91        $5.65        $5.23
 Cash Dividends Declared Per Common Share                $  .495        $ .495       $1.485       $1.485



 *All periods presented reflect results of the Finance and Forest Products segments on a one-line basis as "Discontinued Operations." The 1993 periods have been restated to include revenues and expenses of Hotels' managed and partially owned properties.

                        ITT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In millions except for shares)




                                                      September 30,     December 31,
                                                           1994             1993*
                                                     ---------------    -------------
 ASSETS
 Cash                                                     $ 1,176             $ 1,135
 Receivables, net                                           4,686               5,011
 Inventories                                                1,058                 963
 Insurance Investments -
   Fixed Maturities                                        27,184              26,870
   Other                                                    4,365               3,712
 Reinsurance Recoverables                                  11,632              11,577
 Deferred Policy Acquisition Costs                          2,407               2,024
 Plant, Property and Equipment, net                         4,193               3,370
 Other Assets                                               5,845               5,273
                                                      -----------        ------------
                                                          $62,546             $59,935
                                                      ===========        ============

 LIABILITIES AND STOCKHOLDERS EQUITY
 Liabilities -
   Policy liabilities and accruals                        $43,758             $40,884
   Accounts payable and accrued liabilities                 3,411               3,361
   Other debt                                               5,250               3,874
   ESOP debt                                                  562                 603
   Other liabilities                                        3,657               3,563
                                                       ----------          ----------
                                                           56,638              52,285
                                                       ----------          ----------
 Stockholders Equity -
   Cumulative preferred stock                                 657                 673
   Common stock:  Authorized 200,000,000 shares,
       $1 par value, Outstanding 108,840,714 and
       117,560,877                                            109                 118
   Deferred compensation - ESOP                              (562)               (603)
   Cumulative translation adjustments                         (92)               (206)
   Unrealized (loss) gain on securities, net of tax          (990)                 80
   Retained earnings                                        6,786               7,588
                                                      -----------        ------------
                                                            5,908               7,650
                                                      -----------        ------------
                                                          $62,546             $59,935
                                                      ===========        ============

*Restated to reflect the net assets of the Finance segment as "Discontinued Operations" included in Other Assets.

Page 5                 ITT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOW
                                 (In millions)

                                                                         Nine Months Ended
                                                                            September 30
                                                                      ------------------------
OPERATING ACTIVITIES                                                     1994            1993*
                                                                         ----            -----
Net Income                                                            $   734         $   694
Discontinued Operations                                                  (118)           (259)
Extraordinary Item                                                          -              50
Cumulative Effect of Accounting Changes                                    (6)              -
                                                                      -------       ---------
   Income from continuing operations                                      610             485
Adjustments to Income from Continuing Operations:
   Depreciation and amortization                                          425             373
   Provision for doubtful receivables                                      22               5
   Gain on sale of portfolio securities - pretax                          (78)           (144)
   Change in receivables, inventories, payables and accrued
     liabilities                                                         (604)           (104)
   Accrued and deferred taxes                                            (156)            (11)
   Increase in liability for policy benefits and unpaid claims            459             377
   Increase in deferred policy acquisition costs                         (364)           (258)
   Decrease in reinsurance and other related assets                       324             173
   Other, net                                                              38            (210)
                                                                      -------       ---------
     Cash from operating activities                                       676             686
                                                                      -------       ---------
INVESTING ACTIVITIES
Additions to plant, property and equipment                               (472)           (266)
Acquisitions                                                             (971)            (20)
Proceeds from divestments                                                 826             780
Purchase of insurance investments                                     (16,181)        (20,800)
Sale and maturity of insurance investments                             13,954          19,529
Other, net                                                                 (4)             21
                                                                    ---------       ---------
     Cash used for investing activities                                (2,848)           (756)
                                                                    ---------       ---------
FINANCING ACTIVITIES
Short-term debt, net                                                    1,566             (96)
Long-term debt issued                                                      17             332
Long-term debt repaid                                                    (359)           (325)
Investment life contracts, net                                          1,841           1,059
Repurchase of common stock                                               (655)           (236)
Redemption of subsidiary preferred stock                                 (178)              -
Dividends paid                                                           (211)           (210)
Other, net                                                                  -              55
                                                                    ---------       ---------
     Cash from financing activities                                     2,021             579
                                                                    ---------       ---------
EXCHANGE RATE EFFECT ON CASH                                               35             (10)
                                                                    ---------       ---------
Cash from discontinued operations                                         157             180
                                                                    ---------       ---------
Increase in cash                                                           41             679
Cash - beginning of year                                                1,135             876
                                                                    ---------       ---------
Cash - end of period                                                  $ 1,176          $1,555
                                                                    ---------       ---------

 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest                                                         $  287         $   275
                                                                    ---------       ---------
      Income taxes (net of refunds)                                    $  299         $   353
                                                                    ---------       ---------

*Restated to reflect the Forest Products and Finance segments as "Discontinued Operations."

Notes to Consolidated Financial Statements
- - ------------------------------------------

1)    Changes in Accounting Principles

      Statement of Financial Accounting Standards (SFAS) No. 115
      ----------------------------------------------------------

During the 1994 first quarter, ITT adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available for sale" or "trading" based on the company's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholders Equity directly or is reflected in the Statement of Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholders Equity. Under SFAS No. 115, the Corporation's portfolios are generally classified as "available for sale" and accordingly, investments are reflected at fair value with the corresponding impact included as a component of Stockholders Equity designated "Unrealized gain (loss) on securities, net of tax". At September 30, 1994, the unrealized loss on securities, net of tax was $ 990 million and is net of an unrealized gain pertaining to equity securities of $30 million after tax.

In adopting SFAS No. 115, Emerging Issues Tax Force (EITF) Issue No. 93-18 prescribes specific accounting treatment with respect to mortgage-backed interest-only investments. EITF 93-18 reached the conclusion that the measure of impairment of these instruments should be changed from undiscounted cash flows to fair value. Accordingly, the amortized cost basis of such instruments that were determined to have other-than-temporary impairment losses at the time of the initial adoption of SFAS No. 115 have been written down to fair value and reflected as a cumulative effect of accounting change as of January 1, 1994. The writedown totaled $36 million after tax or $0.29 per fully diluted share.


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

- - ------------------------------------------------------

2)    Discontinued Operations

      On September 16, 1994, the Corporation announced plans to seek offers for the purchase of its Finance business segment, comprised primarily of its ITT Financial Corporation subsidiary. Proceeds are expected to exceed the Corporation's investment in this segment. The net assets, results of operations and cash flows of the Finance segment have been reflected as "Discontinued Operations" in the accompanying financial statements. The Consolidated Balance Sheet at December 31, 1993 and the Statements of Income and Cash Flow for the nine months ended September 30, 1993 have been restated to conform with the 1994 presentation.

   Summarized financial information for the Finance segment is as follows:

                                   Nine Months Ended September 30,        Year Ended December 31,
                                   -------------------------------        -----------------------
                                         1994                1993                  1993
                                         ----                ----                  ----
 Revenues                              $ 1,063             $ 1,250               $ 1,632
 Operating Income                          158                 305*                  357*
 Income from Contiuing Operations          106                 209*                  248*


                                    September 30,        December 31,
                                         1994                1993
                                         ----                ----

 Total Assets                           $12,803            $11,924
 Shareholders Equity                      1,287              1,036

    *Includes gain on the sale of the unsecured domestic consumer small loan business of $95 million pretax or $63 million after tax.


     In February 1994, the Corporation spun-off ITT Rayonier, the Corporation's wholly-owned forest products subsidiary, to ITT shareholders through a distribution of ITT Rayonier shares. ITT Rayonier has been reflected as a "Discontinued Operation" in the accompanying financial statements. The Corporation's consolidated equity was reduced by approximately $600 million as a result of the spin-off. The Consolidated Statements of Income and Cash Flow for the nine months ended September 30, 1993 have been restated to conform with the 1994 presentation.

3)    Acquisitions

     On August 27, 1994, the Corporation, in a partnership with Cablevision Systems Corporation, entered into an agreement to purchase Madison Square
Garden Corp., which includes the MSG Network, the Knicks basketball club and the Rangers hockey club for $1.075 billion. The partnership will be managed on a 50/50 basis. It is expected at closing that the Corporation will own approximately 85% of the venture's equity and that during the first year, Cablevision will become an equal partner through the contribution of additional cash or other assets. Closing of the transaction is subject to various regulatory approvals and is expected to occur in early 1995.

     Through September 30, 1994, the Corporation acquired 35% of CIGA Hotels SpA, a luxury hotel chain for $256 million. This investment is included in "Other Assets" in the accompanying Consolidated Balance Sheet. In October, 1994, the Corporation successfully tendered for an additional 35% of the company resulting in a 70% equity interest at a total cost of approximately $515 million.

                               BUSINESS SEGMENTS
                                 (In millions)



        Sales and Revenues**                                                            Income*
 ------------------------------------                                     -----------------------------------
                       Nine Months                                                             Nine Months
  Third Quarter    Ended September 30                                     Third Quarter    Ended September 30
  -------------    ------------------                                     -------------    ------------------
  1994     1993      1994       1993                                      1994     1993     1994       1993
  ----     ----      ----       ----                                      ----     ----     ----       ----
                                       Financial and Business Services
 $2,703    $2,630   $8,070    $7,737       Insurance                        $229    $195      $599     $538
    195       177      568       554       Comm. & Info. Services             51      42       116      111
  -----    ------   ------   -------                                     -------   -----    ------  -------
  2,898     2,807    8,638     8,291                                         280     237       715      649
  -----    ------   ------   -------                                     -------   -----    ------  -------
                                       Manufactured Products
  1,144       770    3,427     2,607       Automotive                         62      27       226      113
    419       384    1,271     1,177       Defense & Electronics              14      22        46       41
    272       252      791       736       Fluid Technology                   25      23        63       61
  -----    ------   ------   -------                                     -------   -----    ------  -------
  1,835     1,406    5,489     4,520                                         101      72       335      215
  -----    ------   ------   -------                                     -------   -----    ------  -------

    913       764    2,656     2,246   Hotels                                 18      18        91       55
  -----    ------   ------   -------                                     -------   -----    ------  -------
  5,646     4,977   16,783    15,057   Ongoing Segments                      399     327     1,141      919

     28       189      101       473   Dispositions and Other                (19)      4       (31)      (2)
                                       Interest, net                         (36)    (38)     (106)    (106)
                                       Other                                 (40)    (82)     (109)    (175)
                                       Taxes                                 (93)    (25)     (285)    (151)
                                                                         -------   -----    ------  -------
                                       Income from Continuing Operations     211     186       610      485
                                       Discontinued Operations, net of
                                         tax of $17, $22, $55 and $121        46      66       118      259
                                       Extraordinary Item, net of
                                          tax benefit of $25                   -       -         -      (50)
                                       Cumulative Effect of
                                          Accounting Changes,
                                          net of tax of $3                     -       -         6        -
  -----    ------   ------   -------                                     -------   -----    ------  -------
 $5,674    $5,166  $16,884   $15,530                                        $257    $252      $734     $694
  -----    ------   ------   -------                                     -------   -----    ------  -------





*All periods presented reflect the Finance and Forest Products segments on a one-line basis as "Discontinued Operations."

**The 1993 periods have been restated to include revenues and expenses of Hotels' managed and partially owned properties.

ITEM 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations





     Net income for the third quarter of 1994 was $257 million or $2.01 per fully diluted share ($2.14 per primary share) compared with $252 million or $1.91 per fully diluted share ($2.03 per primary share) in the 1993 third quarter. After-tax portfolio gains in the 1994 third quarter totaled $13 million or $0.11 per fully diluted share compared with $23 million or $0.18 per fully diluted share in the 1993 quarter. Sales and revenues for the third quarter were $5.7 billion, a 10% increase over the $5.2 billion in the 1993 quarter (both periods exclude ITT Financial which has been treated as a Discontinued Operation).

     Net income for the 1994 nine months was $734 million or $5.65 per fully diluted share ($6.02 primary) compared with $694 million or $5.23 per fully diluted share ($5.55 primary) in 1993. The results for the nine months of 1994 included after-tax portfolio gains of $48 million or $0.38 per fully diluted share compared with $90 million or $0.70 per fully diluted share in 1993.
Sales and revenues for the first nine months were $16.9 billion, compared with $15.5 billion in 1993, an increase of 9%.

     The Corporation announced its intent in September 1994 to sell its Finance segment, comprised primarily of ITT Financial Corporation. By divesting this segment, the Corporation believes it will achieve a greater balance between financial services, manufacturing and hotel and entertainment businesses. Income from continuing operations contributed by the finance segment totaled $106 million and $209 million (including last year's gain on the sale of the unsecured domestic consumer small loan business) for the 1994 and 1993 nine month periods.

     Income from ongoing segments for the third quarter and nine months rose by $72 million (22%) and $222 million (24%) compared with the respective 1993 periods.

     In the Insurance segment, both revenues and operating income rose over the 1993 third quarter reflecting improved underwriting results in several lines (particularly commercial) of the domestic property and casualty business as well as strong revenue growth in the Life operations. Excluding operations in runoff, the worldwide combined ratio improved to 102.6% compared with 105.2% in the 1993 quarter.

     For the nine month period, revenues and operating income improved significantly compared with 1993 either before or after both portfolio gains and the effects of excessive catastrophe losses, again due to improved domestic underwriting results. The combined ratio for the nine months, excluding operations in runoff, improved to 103.6% from 106.2% in 1993.

Insurance operating costs and expenses were as follows:



                                                                                      Nine Months
                                                             Third Quarter         Ended September 30
                                                        -----------------------    ------------------
                                                           1994        1993         1994        1993
                                                           ----        ----         ----        ----
 Benefits, claims and claim adjustment expenses           $1,840      $1,738       $5,286       $5,105
 Amortization of deferred policy acquisition costs           368         467        1,169        1,262
 Other insurance expenses                                    266         230        1,016          832
                                                          ------      ------       ------       ------
                                                          $2,474      $2,435       $7,471       $7,199
                                                          ======      ======       ======       ======

       Operating income at Communication and Information Services for both the third quarter and nine months were ahead of 1993 due to increased enrollments at ITT Educational Services and lower operating costs at ITT World Directories. Sales and revenues at Communications and Information Services were above 1993 for both the third quarter and nine months due to increased enrollments at ITT Educational Services.

     ITT Automotive operating income more than doubled in the quarter and doubled in the nine month period reflecting in part the contribution of the Electrical Systems, Inc. acquisition earlier this year. Excluding this acquisition, operating income rose 89% in the quarter and 67% in the nine months reflecting higher sales volume in both North America and Europe, as well as the continuing benefits from cost reduction programs. Sales improved 49% for the third quarter and 31% for the nine months compared with the 1993 periods.

     Operating income at ITT Defense & Electronics declined in the third quarter due to the inclusion in 1993 of favorable margin adjustments on the close out of several contracts in the Defense units. For the nine month periods operating income increased by $5 million (12%) over the 1993 period due primarily to increased volume at certain Defense units. Sales at ITT Defense & Electronics increased over 9% for the quarter and increased 8% for the nine month period. Order backlog was $2.3 billion at both September 30, 1994 and 1993.

     Operating income at Fluid Technology was up 9% for the quarter and 3% for the nine months, when compared with the prior year, mainly the result of higher volume and lower operating costs. Sales also improved 8% and 7% for the respective periods, the result of higher volume.

     Hotels' operating income, excluding the gaming division, rose during the quarter as improved margins were reflected in several regions, including North America. Gaming losses in the quarter offset the improvement. In the nine month period, operating income improved 65%, on stronger margins in certain regions, particularly North America and lower corporate overhead. Sales and revenues increased 20% in the quarter and 18% in the nine month period.

     Dispositions and Other reflects the sales and operating losses of companies previously divested as well as ITT Community Development. The 1994 quarter and nine months includes a loss on the sale of several non-strategic Electronics businesses, while the 1993 periods also include ITT Components Distribution (divested in December, 1993).

     Interest expense, net of interest income, was essentially flat in the third quarter and nine months. "Other" consists of corporate expenses, minority equity and non-operating income, which decreased in the third quarter, primarily the result of lower corporate expenses and the inclusion in 1993, of a $30 million pretax ($20 million after tax) charge to cover costs associated with the restructuring program at ITT World Headquarters and the headquarters of the company's businesses.

     Income taxes increased in the third quarter of 1994 versus 1993 due to an increase in pretax income from continuing operations and the inclusion of the
one-time benefit of U.S. tax law changes in 1993.   The benefit ($22 million)
resulted from the remeasurement of the Corporation's net deferred tax assets at 35%. Income taxes related to Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Changes are reflected within those captions separately on the income statement. For the nine months, income taxes increased due to an increase in pretax income and higher foreign income tax rates and the absence of the benefit of U.S. tax law changes previously discussed. The Corporation's effective tax rate was 31% in the 1994 nine months versus 23% in the comparable 1993 period.

     Discontinued Operations related solely to the Finance segment in the 1994 quarter and to both Finance and Forest Products in all other periods. While reported third quarter results in the Finance segment were below those of the prior year, excluding its California commercial real estate portfolio, Finance's operating income increased more than 15 percent from the 1993 quarter. The 1993 nine months also included an after-tax gain of $63 million ($0.48 per fully diluted share) on the sale of ITT Financial's domestic unsecured consumer small loan portfolio. Assets, both funded and managed receivables, of its core lending operation at September 30, 1994 were 16% above the levels of one year ago. The Forest Product segment (ITT Rayonier) was spun-off to shareholders on February 28, 1994. Net income for the nine month period in 1994 included $12 million ($0.09 per fully diluted share) of earnings prior to the spin-off compared with $50 million ($0.39 per fully diluted share) in 1993.

     The comparison of net income with 1993 in both the quarter and the nine months is impacted by several unusual items. While both the 1994 and 1993 quarters included capital gains in the insurance portfolio, results for the 1993 quarter also included: (1) a one-time benefit of $22 million or $0.17 per fully diluted share representing the effect of 1993 changes in the U.S. tax law, (2) an after-tax charge of $20 million or $0.15 per fully diluted share for severance and other costs associated with the Headquarters restructuring program and (3) $7 million or $0.06 per fully diluted share from the company's discontinued forest products operations, ITT Rayonier (which was spun off to shareholders in February 1994). Excluding these items, net income and earnings per share rose 11% and 15%, respectively, in the 1994 third quarter compared with the 1993 third quarter.

     The 1994 nine month period included two cumulative catch-up adjustments for accounting changes as fully discussed in the Notes to Consolidated Financial Statements; (1) a favorable adjustment of $42 million after tax or $0.33 per fully diluted share for a change in the discount rate used to determine certain workers' compensation liabilities at the Insurance segment and (2) a charge of $36 million after tax or $0.29 per fully diluted share for the adoption of SFAS No. 115 related to accounting for certain investments in debt and equity securities. Results for the 1993 period included: (1) an after-tax gain of $63 million or $0.48 per fully diluted share on the sale of the unsecured domestic consumer small loan business at ITT Financial, (2) an extraordinary after- tax charge of $50 million, or $0.38 per fully diluted share representing the loss on the early extinguishment of debt at ITT Financial, and (3) a $33 million after-tax charge or $0.25 per fully diluted share, for severance and other costs associated with the Headquarters restructuring program.

     1994 also included $12 million or $0.09 per fully diluted share from ITT Rayonier compared with $50 million or $0.39 per fully diluted share in 1993. The 1994 period was unfavorably impacted by $40 million after tax or $0.31 per fully diluted share for catastrophe losses in excess of expectations at the Insurance segment related to the California earthquake and winter freezes. The 1993 period was adversely impacted by Winter Storm Josh and the bombing of the World Trade Center in New York in the first quarter by $41 million or $0.32 per fully diluted share. Excluding these items, comparable net income and earnings per share rose 19% and 23%, respectively, in the 1994 nine months compared with the 1993 nine months.

Cash Flow

     During the first nine months of 1994, the Corporation generated $676 million of cash from operating activities, down slightly from $686 million in the same period last year, due primarily to the timing of cash flows, higher income tax payments reflecting higher taxable income and higher working capital requirements needed to fund growth. This cash, along with additional borrowings and collection of the note from the Alcatel N.V. sale, was used to fund the acquisition of ITT Electrical Systems, Inc., and various hotel properties in addition to reinvestment in insurance investments and capital additions. In addition, cash was also used to repurchase common shares as well as redeem preferred stock of ITT Corporation and its Insurance subsidiary ($833 million in 1994 and $236 million in 1993) and to pay dividends to shareholders which totaled $211 million and $210 million for the first nine months of 1994 and 1993, respectively.

     Cash expenditures for plant, property and equipment, including insurance activities, were $472 million in the first nine months of 1994 and are projected to aggregate approximately $800 million for the full year compared with $486 million in 1993. Depreciation for the first nine months of 1994 was $373 million compared with $318 million in the corresponding 1993 period. Accumulated depreciation amounted to 45% of gross plant at September 30, 1994, compared with the 47% at December 31, 1993.

Debt and Liquidity

     Excluding Insurance debt, outstanding debt at September 30, 1994 was $4.4 billion compared with the December 31, 1993 balance of $3.5 billion resulting in a debt to total capitalization ratio of 42% at September 30, 1994 compared with 33% at year-end 1993. Insurance debt increased from the December 1993 level of $1.0 billion to $1.5 billion to redeem preferred stock and to fund growth at the Life operations. Debt was 49% of the total capitalization when including Insurance debt at September 30, 1994, compared with 38% at year-end 1993. The debt to total capitalization ratios in 1994 have been impacted by the adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires investments to be reflected at market value with the corresponding impact reported as a separate component of Stockholders
Equity.   Excluding this impact, debt to total capitalization would be 39%
without Insurance and 45% on a fully consolidated basis at September 30, 1994.


     Stockholders equity decreased $1.7 billion, to $5.9 billion from December 31, 1993 due primarily to share repurchases, the spin-off of ITT Rayonier and the effect of a market value adjustment to the carrying value of the insurance investment portfolios as required under SFAS No. 115. Dividends and the nine months net income also impacted stockholders equity. Under its share repurchase program, the Corporation repurchased approximately 9.1 million common shares in the first nine months of 1994 at an average price of $82.01 per share for a cash cost, including commissions, of $743 million. An additional 2.1 million shares were repurchased through October 27 at an average price of $83.08 per share for a cash cost, including commissions, of $174 million.

Page 13
                         PART II.    OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

     Reference is made to Item 3 of ITT"s Form 10-K Annual Report for the year ended December 31, 1993, in which ITT reported that Hartford Fire Insurance Company, a subsidiary of ITT, together with other companies, associations and organizations involved in the business of property and casualty insurance and reinsurance, was named as a defendant in a group of lawsuits filed by Attorneys General of 20 states and by various private parties in the United States District Court for the Northern District of California. All of the suits, which were filed in 1988, 1990 and 1991, were based upon allegations that the defendants violated federal and/or state antitrust laws by reason of their activities in connection with the development of new standard commercial general liability policy forms by the Insurance Services Office, an industry organization. In June 1991, the Ninth Circuit U.S. Court of Appeals reversed the United States District Court for the Northern District of California which had granted summary judgment in September 1989 in favor of all defendants, including ITT Hartford. In June 1993, the Supreme Court reversed the Ninth Circuit U.S. Court of Appeals, holding that the domestic insurers, including ITT Hartford, had not lost their McCarran-Ferguson Act exemption from the antitrust laws generally, as a result of activities alleged in the complaints, but remanded the case for further proceedings to determine if certain of those activities came within the "boycott" exception to the McCarran-Ferguson Act exemption. On October 3, 1994, ITT Hartford announced that it, along with the other 31 defendants, had settled this lawsuit. The settlement provides for a payment of $36 million, the majority of which funds will be used to create a public entity risk institute and national public risk database. It also calls for changes in control of Insurance Services, Inc., a nationwide organization which develops standardized policy language and compiles information insurers use to determine their own insurance rates. The settlement agreement is subject to approval by the U.S. District Court for the Northern District of California.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K



(a)  See the Exhibit Index for a list of exhibits filed herewith.



(b) ITT filed a Form 8-K Current Report dated September 27, 1994 reporting under Item 5, an agreement by a partnership between a subsidiary of ITT and a subsidiary of Cablevision Systems Corporation to acquire Madison Square Garden Corporation.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ITT Corporation
                                                     (Registrant)



By J.F. Danski
- - --------------
                                                     J.F. Danski
                                        Senior Vice President and Controller
                                             (Chief Accounting Officer)




October 28, 1994
(Date)

                                 EXHIBIT INDEX


  Exhibit
    No.                                   Description                                     Location
    ---                                   -----------                                     --------
     (2)   Plan of acquisition, reorganization, arrangement, liquidation or
           succession                                                                       None


     (3)   Articles of Incorporation and by-laws                                            None


     (4)   Instruments defining the rights of security holders, including
           indentures                                                                       None


    (10)   Material Contracts                                                               None


    (11)   Statement re:  computation of per share earnings                            Filed Herewith


    (12)   Statements re: computation of ratios                                        Filed Herewith
             Calculation of ratio of earnings to total fixed charges
             Calculation of ratio of earnings to total fixed charges and preferred dividend requirements of  ITT


    (15)   Letter re:  unaudited interim financial information                              None


    (18)   Letter re:  change in accounting principles                                      None


    (19)   Report furnished to security holders                                             None


    (22)   Published report regarding matters submitted to vote of security                 None
           holders


    (23)   Consents of experts and counsel                                                  None


    (24)   Power of attorney                                                                None


    (27)   Financial Data Schedule                                                     Filed Herewith


    (99)   Additional exhibits                                                              None