Form 10-K405
period 1994-12-31
ITT CORP
filed 1995-03-15
CIK 216228

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994
                                       OR
   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         For the Transition period from
                           ---------------------- to
                              -------------------
                           COMMISSION FILE NO. 1-5627
                               ------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common and Cumulative Preferred Stocks of the registrant held by non-affiliates of the registrant on January 31, 1995, was approximately $10.2 billion.

     As of February 28, 1995, there were outstanding 105,565,410 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 9, 1995, is incorporated by reference in
Part III of this Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

         ITEM                                                                            PAGE
         ----                                                                            ----
PART        1    Business of ITT......................................................     1
  I         2    Properties...........................................................    16
            3    Legal Proceedings....................................................    17
            4    Submission of Matters to a Vote of Security Holders..................    18
            *    Executive Officers of ITT............................................    18
PART        5    Market for ITT's Common Stock and Related Stockholder Matters........    19
 II         6    Selected Financial Data..............................................    20
            7    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................    20
            8    Financial Statements and Supplementary Data..........................    34
            9    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure...............................................    34
PART       10    Directors and Executive Officers of ITT..............................    34
 III       11    Executive Compensation...............................................    34
           12    Security Ownership of Certain Beneficial Owners and Management.......    34
           13    Certain Relationships and Related Transactions.......................    34
PART       14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    34
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

     ITT is a diversified global enterprise engaged, through its subsidiaries, in three major business areas: Insurance, Industries and Hospitality, Entertainment and Information Services. In addition, ITT owns approximately 6% of the outstanding capital shares of Alcatel Alsthom, a French company which owns, among other things, Alcatel N.V., the largest telecommunications equipment manufacturer in the world. ITT has approximately 110,000 employees.

BUSINESS SEGMENTS*

                                                           SALES AND REVENUES                    INCOME (LOSS)
                                                     -------------------------------     -----------------------------
                                                      1994        1993        1992        1994       1993        1992
                                                     -------     -------     -------     ------     -------     ------
                                                                               (IN MILLIONS)
INSURANCE..........................................  $11,102     $10,338     $ 9,862     $  811     $  719     $ (513)
INDUSTRIES
  Automotive.......................................    4,784       3,580       3,498        328        164        118
  Defense & Electronics............................    1,710       1,608       1,856         81         53        (73)
  Fluid Technology.................................    1,125       1,030       1,070         99         95         67
HOSPITALITY, ENTERTAINMENT & INFORMATION SERVICES
  Hospitality & Entertainment......................    3,927       3,184       3,109        161         78        (28)
  Communications & Information Services............      833         800         817        155        162        170
                                                     -------     -------     -------     ------     ------     ------
Ongoing Segments...................................   23,481      20,540      20,212      1,635      1,271       (259)
Alcatel N.V........................................                                          --         --         97
Dispositions and Other.............................      139         589         748        (16)        17        (56)
                                                     -------     -------     -------     ------     ------     ------
TOTAL SEGMENTS.....................................   23,620      21,129      20,960      1,619      1,288       (218)
Gain on sale of Alcatel N.V........................                                          --         --        942
Interest, net......................................                                        (208)      (147)      (169)
Other..............................................                                        (170)      (238)      (196)
Income taxes.......................................                                        (389)      (242)       (43)
                                                                                         ------     ------     ------
Income from Continuing Operations..................                                         852        661        316
Discontinued Operations (after tax)................                                         181        302       (576)
Extraordinary Item, net of tax benefit of $25......                                          --        (50)        --
Cumulative Effect of Accounting Changes, net of tax
  benefit of $8, $-- and $322......................                                         (11)        --       (625)
                                                     -------     -------     -------     ------     ------     ------
                                                     $23,620     $21,129     $20,960     $1,022     $  913     $ (885)
                                                     =======     =======     =======     ======     ======     ======

- ---------------
* Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business Segment Information, included in the Notes to Financial Statements, which include descriptions of Business Segments.

INSURANCE

     ITT companies write commercial property and casualty insurance, personal automobile and homeowners coverages and a variety of life insurance plans. The businesses in the Insurance segment may be generally categorized as (i) property and casualty insurance operations and (ii) life insurance operations and, in both instances, their related investment activities. ITT companies service the United States, Canada and Western Europe and participate in the worldwide reinsurance market. Companies include Hartford Fire Insurance Company and its subsidiaries (referred to collectively as "ITT Hartford"). ITT Hartford is one of the United States' oldest and largest international insurance organizations.

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

     Additional information with respect to ITT's property and casualty insurance operations is set forth below under "Property and Casualty Insurance Operations--Unpaid Claims and Claim Adjustment Expenses."

INDUSTRIES

     Automotive. With approximately 35,000 employees in 76 facilities located in eighteen countries, ITT supplies braking, electrical and structural systems and components to automotive original equipment manufacturers worldwide. This segment, one of the world's largest independent suppliers of such products, has expanded its customer base by introducing sophisticated, high-technology products such as anti-lock brakes, traction control systems, vehicle electrical components, fluid handling systems, precision die castings and aftermarket products. The acquisition in 1994 of 80% ownership of the former motors and actuators business of General Motors Corporation has expanded product offerings and increased North American sales to 50% of total annual sales of this segment.

     Defense & Electronics. ITT companies in the defense sector of this segment, with approximately 9,000 employees in 39 facilities located in 15 countries, design, produce and operate numerous types of tactical communications equipment for the military, navigation and air traffic control systems for civilian and military aircraft, air and battlefield surveillance radar and night vision equipment. Some of these subsidiaries also provide upgrading, maintenance and training services for the military and other customers. A substantial portion of the work in the defense sector is performed for the United States government under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the government.

     ITT companies in the electronics sector of this segment, with approximately 5,700 employees in 35 facilities located in 10 countries, operate in several European countries, Japan and North America and produce a wide variety of electronic connectors, switches, components and semiconductor devices which are used in industrial, professional and telecommunications equipment as well as in consumer appliances and automobiles. Night vision equipment is also produced for the commercial and consumer markets.

     Fluid Technology. This segment, having approximately 8,000 employees in 45 facilities located in 18 countries, manufactures fluid handling products, which include a wide range of pumps and heat exchangers; controls and instrumentation products, including high-technology instruments for control and monitoring of fluids and energy conservation; and a broad range of valves. ITT is one of the largest pump manufacturers in the world. Most of these operations are based in North America and Western Europe. Principal customers are commercial and industrial users, construction contractors, process industries, water and waste water utilities, and original equipment manufacturers. Sales are made directly and through independent distributors and representatives.

HOSPITALITY, ENTERTAINMENT AND INFORMATION SERVICES

     Hospitality & Entertainment. ITT Sheraton Corporation is a worldwide hospitality network of 425 owned, leased, managed and franchised properties in 64 countries, including hotels, casinos and inns owned and operated, or operated under lease or management agreements, by ITT subsidiaries, or operated by independent owners under license agreements with ITT subsidiaries. Approximately 58% of the rooms in the ITT Sheraton network are owned, leased or managed. ITT Sheraton entered the U.S. gaming industry during 1993 with the acquisition of the Desert Inn Properties in Las Vegas, Nevada, and in 1994 ITT Sheraton opened the Sheraton Casino in Tunica County, Mississippi. In December 1994, ITT Sheraton announced that a wholly owned subsidiary had been selected by the government of Nova Scotia as the exclusive developer and operator of casinos in Halifax and Sydney. (Reference is made to "Recent Developments" and to "Governmental Regulation and Related Matters" below.)

     Communications & Information Services. ITT subsidiaries are engaged in the publication of telephone directories, including classified directory services for telephone subscribers in numerous countries outside the United States, as well as in Puerto Rico and the U.S. Virgin Islands. ITT Educational Services, Inc., a subsidiary in the United States, operates technical colleges offering postsecondary career education. On December 27, 1994, ITT completed an underwritten public offering of approximately 17% of the common stock of ITT Educational Services, Inc.

ALCATEL N.V.

     In July 1992, ITT sold its 30% equity interest in Alcatel N.V., a Netherlands company which is the largest telecommunications equipment manufacturer in the world, to Alcatel Alsthom, a major French company which owned the other 70% of Alcatel N.V. At the closing of the sale ITT received $1 billion in cash and 9.1 million capital shares of Alcatel Alsthom, recorded at $806 million, which, at December 31, 1994, represented approximately 6% of the outstanding capital shares of Alcatel Alsthom. In addition, ITT received a cash payment of approximately $767 million in July 1993 and a cash payment of approximately $817 million in July 1994. ITT will retain its equity interest in Alcatel Alsthom until at least July 1997, unless Alcatel Alsthom and ITT agree otherwise. Mr. Rand V. Araskog, Chairman, President and

Chief Executive of ITT, is a member of the board of directors of Alcatel Alsthom. Alcatel N.V. was formed in 1986, when ITT and Alcatel Alsthom, then known as Compagnie Generale d'Electricite, transferred their respective telecommunications operations to the joint venture company.

DISCONTINUED OPERATIONS

     Effective on February 28, 1994, ITT completed the spin off of all the outstanding common shares of its former forest products subsidiary, Rayonier Inc. (formerly ITT Rayonier Incorporated) to the holders of record on February 24, 1994 of ITT common stock and ITT cumulative preferred stock, $2.25 convertible series N. The former ITT Rayonier has been reflected as a "Discontinued Operation." Reference is made to "Notes to Financial
Statements -- Discontinued Operations" herein.

     On September 16, 1994, ITT announced plans to seek offers for the purchase of ITT Financial Corporation ("ITT Financial"), one of the largest independent finance companies in the United States conducting commercial and consumer finance, related insurance and other financial services including a mortgage banking operation. On December 27, 1994, ITT announced the signing of agreements to sell the Island Finance and Commercial Finance portions of ITT Financial for approximately $3.7 billion and the acceptance of a bid for the sale of the Equipment Finance, Small Business Finance and Real Estate Services of ITT Financial for approximately $1.8 billion. It is anticipated that the remaining portions of ITT Financial also will be sold during 1995. Although there can be no assurances as to the amount ultimately received, ITT expects to realize in excess of the book value of the assets sold. Existing debt of ITT Financial will be assumed by ITT. ITT expects to repay an equivalent amount of debt with funds available after the sale of the ITT Financial assets. ITT Financial has been reflected as a "Discontinued Operation." Reference is made to "Notes to Financial Statements -- Discontinued Operations" herein.

RECENT DEVELOPMENTS

     In January 1995, a subsidiary of ITT acquired through a cash tender offer approximately 92.9% of the outstanding shares of Caesars World, Inc., a Florida corporation ("Caesars World"). Upon the merger of the ITT subsidiary into Caesars World, effective March 2, 1995, Caesars World became a direct wholly owned subsidiary of ITT. The cost of the transaction to ITT was approximately $1.7 billion. Caesars World owns and operates three hotel/casinos in Las Vegas and Stateline, Nevada and in Atlantic City, New Jersey and a number of non-gaming resorts in the Pocono Mountains of Pennsylvania. In conjunction with two other partners, Caesars World manages a casino owned by the Ontario government in Windsor, Canada. For the fiscal year ended July 31, 1994, Caesars World reported sales of $1.0 billion, net income of $78 million and operating income before depreciation and amortization of $200 million.

     In March 1995, ITT, in partnership with an indirect subsidiary of Cablevision Systems Corporation, acquired Madison Square Garden Corporation ("MSG") for approximately $1 billion. MSG owns Madison Square Garden Arena, Paramount Theater, the New York Knickerbockers Basketball Club, the New York Rangers Hockey Club, and Madison Square Garden Network. For the fiscal year ended December 31, 1994, MSG reported sales of $353 million and an operating loss of $5 million.

OPERATIONS OUTSIDE THE UNITED STATES

     In 1994, approximately one-third of the Corporation's consolidated sales and revenues were made outside the United States. Of these, Western Europe comprised 75%, the Asia Pacific region 10%, Canada 6%, and the balance made elsewhere.

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

     Insurance subsidiaries face strong competition in an industry where pricing and service are important considerations. Technological innovation, quality and reliability are primary factors in markets served by the Industries group. ITT's Hospitality operations compete mostly through advertising and pricing. Gaming faces strong competition and competes through advertising.

RESEARCH, DEVELOPMENT AND ENGINEERING, AND INTELLECTUAL PROPERTIES

     Research, development and engineering activities of ITT are conducted in laboratory and engineering facilities at most of its major manufacturing subsidiaries. ITT believes that continued leadership in technology is essential to its future, and most ITT funds dedicated to research and development are applied to areas of high technology, such as aerospace, automotive braking and electrical systems, semiconductors and electronic components.

     ITT's research, development and engineering expenditures amounted to $396 million in 1994, $460 million in 1993, and $502 million in 1992, of which approximately 50% was pursuant to customer contracts.

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

     Contracts are also in effect between ITT Manufacturing Enterprises, Inc. ("ITTME"), a wholly-owned indirect subsidiary of ITT, and certain subsidiaries and associate companies of ITT under which ITTME, as part of ITT World Headquarters, undertakes to cause to be furnished to such entities manufacturing, sales, accounting, technical, intellectual property and personnel advice and assistance; the results of research and development work, including rights under patents; information with regard to sales and business methods and technical, engineering and manufacturing matters; and other services. The companies served pay an amount calculated as a percentage of their sales (less intercompany purchases) for the manufacturing, sales, accounting, technical, intellectual property and personnel advice and for other services furnished, and/or as a pooling of funds for performing research and development. ITTME is reimbursed for the cost of any special services rendered. The companies served also agree to share certain patent rights and technical information.

GOVERNMENTAL REGULATION AND RELATED MATTERS

     General. Ownership of ITT shares by "aliens" (to the United States) is subject to limitation under the United States Communications Act of 1934, as more fully described under "Restrictions on Alien Ownership" below, due to the licenses of the United States Federal Communications Commission held by certain of ITT's subsidiaries. In addition, a number of ITT's businesses are subject to governmental regulation by law or through contractual arrangements. ITT companies in the defense segment perform work under contracts with the United States Department of Defense and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including regulations (requiring background investigations for high-level security clearances) applicable to ITT executive officers, and most of such contracts are subject to termination by the respective governmental parties on various grounds. Sheraton hotels in the United States are liquor retailers where permitted, licensed in each state where they do such business, and in certain states are subject to statutes which prohibit ITT Sheraton Corporation or its owner from being both a wholesaler and retailer of alcoholic beverages. The technical colleges offering postsecondary career education are extensively regulated by federal and state agencies. The numerous regulations to which ITT's insurance operations are subject include licensing requirements and, in certain states, requirements for governmental approval of changes of direct or indirect ownership of such operations or solicitations of proxies for a specified percentage of the voting power of such insurance operations or their controlling parent.

     Casino Gaming -- General. Historically, through ITT Sheraton Corporation ("Sheraton"), a wholly-owned subsidiary of ITT, ITT has owned and/or operated casinos outside the United States; these include locations such as Egypt, Australia, St. Maarten and Sweden. During 1993, ITT entered the casino gaming business in the United States with its acquisition of the Desert Inn Hotel and Casino in Las Vegas, Nevada. The Sheraton Desert Inn casino/hotel complex is owned and operated by Sheraton Desert Inn Corporation ("SDI"), which is a wholly-owned subsidiary of Sheraton Gaming Corporation ("SGC"), which is a wholly-owned subsidiary of Sheraton (Sheraton, SGC and SDI are hereinafter collectively referred to as the "Sheraton Desert Inn Companies"). In August, 1994, ITT expanded its domestic casino gaming operations with the opening of the Sheraton Casino in Robinsonville, Mississippi; that casino is owned and operated by Sheraton Tunica Corporation ("STC"), which is a wholly-owned subsidiary of SDI. In October, 1994, ITT expanded its foreign casino gaming operations with the opening of a casino in Lima, Peru at the Sheraton Lima Hotel & Towers, now renamed the Sheraton Lima Hotel & Casino. On December 16, 1994, the Government of the Province of Nova Scotia, Canada announced that Sheraton had been selected as the developer for and operator of, on behalf of the Provincial Government, the only two casinos to be permitted in the Province; these will be located in the City of Halifax, the Provincial capital, and the City of Sydney, located in the Cape Breton area of the Province.

     On December 19, 1994, ITT and ITT Florida Enterprises, Inc. ("ITTFEI"), a wholly-owned subsidiary of ITT, entered into an Agreement and Plan of Merger with Caesars World, Inc. ("CWI"), a publicly traded Florida corporation, whereby ITT would acquire CWI via a tender offer for all issued and outstanding shares of CWI at a price of $67.50 per share; the aggregate purchase price under the Agreement and Plan of Merger would be approximately $1.7 billion and the tender offer, which was in effect between December 23, 1994 and January 24, 1995, was successful, having received all initially required relevant gaming regulatory approvals on January 23, 1995. ITT acquired the remaining equity interests in CWI not acquired as part of the tender offer as a result of a merger between CWI and ITTFEI; effective March 2, 1995, CWI, as the surviving corporation in the merger, became a direct subsidiary of ITT. CWI currently owns and operates casino/hotel complexes in both Las Vegas and Stateline, Nevada, as well as in Atlantic City, New Jersey; CWI is also a one-third participant in the casino operation located in the City of Windsor, Ontario, Canada, directly across from Detroit, Michigan. CWI's casino gaming operations in Las Vegas, Nevada and Stateline, Nevada are conducted by Desert Palace, Inc. ("DPI"), which is a wholly-owned subsidiary of Caesars Palace Corporation ("CPC"), which is a wholly-owned subsidiary of CWI (CWI, CPC and DPI are hereinafter collectively referred to as the "Caesars Nevada Companies"); CWI's casino gaming operations in Atlantic City, New Jersey are conducted by Boardwalk Regency Corporation ("BRC"), which is a wholly-owned subsidiary of Caesars New Jersey, Inc. ("CNJ"), which is a wholly-owned subsidiary of CWI (as required by the context, CWI, CNJ and BRC are hereinafter collectively referred to as the "Caesars New Jersey Companies"). In addition, DPI owns all of the issued and outstanding capital stock of Tele/Info, Inc. ("Tele/Info"), which is a Nevada licensed disseminator of horse race simulcasts for the purpose of receiving and disseminating live telecasts of horse racing information. For purposes of the New Jersey gaming laws (see "New Jersey Casino Gaming Regulation" below), the CWI shares owned by ITT are being held under a trust arrangement pending the qualification of ITT by the New Jersey Casino Control Commission as a holding company of Caesars New Jersey Companies.

     Casino Gaming Regulation -- General. The ownership and/or operation of casino gaming facilities in the United States are subject to extensive federal, state and local regulations. On the federal level, in addition to all other relevant federal regulation, ITT's casino gaming operations are specifically subject to the compliance with the Gambling Devices Act of 1962, as amended, and the Bank Secrecy Act, as amended; these govern the ownership, possession, manufacture, distribution and transportation in interstate commerce of gaming devices and the recording and reporting of currency transactions, respectively. Due to its casino gaming operations in Nevada, ITT's Nevada casino gaming operations -- at the Sheraton Desert Inn in Las Vegas, Caesars Palace in Las Vegas, and Caesars Tahoe in Stateline -- are subject to the Nevada Gaming Control Act (the "Nevada Act") and the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming

Control Board (the "Nevada Control Board"), as well as various local, county and state regulatory agencies (hereinafter collectively referred to as the "Nevada Gaming Authorities"). Due to its casino gaming operations in New Jersey, ITT's New Jersey casino gaming operations -- at Caesars Atlantic City -- are subject to the New Jersey Casino Control Act (the "New Jersey Act") and the licensing and regulatory control of the New Jersey Casino Control Commission (the "New Jersey Commission") and the New Jersey Department of Law & Public Safety, Division of Gaming Enforcement (the "New Jersey DGE"), as well as various local, county and state regulatory agencies (hereinafter collectively referred to as the "New Jersey Gaming Authorities"). Due to its casino gaming operations in Mississippi, ITT's Mississippi casino gaming operations -- at the Sheraton Casino in Robinsonville, Mississippi -- are subject to the Mississippi Gaming Control Act (the "Mississippi Act") and the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission"), as well as various local, county and state regulatory agencies (hereinafter collectively referred to as the "Mississippi Gaming Authorities").

     The casino gaming laws, regulations and supervisory procedures of Nevada, New Jersey and Mississippi are extensive and reflect certain public policy considerations as to (i) the integrity of casino gaming operations and its participants, (ii) the need for strict governmental and regulatory control of casino gaming operations, (iii) the creation of economic development, taxes and employment, and (iv) foster and enhance the public confidence and trust in casino gaming regulation and control. Changes to such laws, regulations and supervisory procedures could have an adverse effect on ITT's casino gaming operations.

     Nevada Gaming Regulation. The ownership and/or operation of casino gaming facilities in Nevada are subject to state and local regulation; Nevada's casino gaming laws, regulations and supervisory procedures are extensive and reflect certain broad declarations of public policy. In general, Nevada's gaming laws, regulations and supervisory procedures seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping, and making periodic reports to the applicable casino gaming authority, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees.

     SDI, as the operator of the Sheraton Desert Inn, and DPI, as the operator of Caesars Palace and Caesars Tahoe, are required to be licensed by the Nevada Gaming Authorities. The casino gaming licenses are not transferable and must be renewed periodically by the payment of casino gaming license fees and taxes. The Nevada Commission requires that (i) SGC and Sheraton be registered as intermediary companies of SDI and (ii) CPC be registered as an intermediary company of DPI; the Nevada Commission also requires that ITT and CWI be registered as publicly traded corporations. No person may become a stockholder of, or receive any percentage of profits from, SDI or DPI without first obtaining certain required licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies in order to determine whether such individual is suitable or should be licensed as a business associate of either SDI or DPI. Officers, directors and key employees of each of SDI and DPI must be individually licensed by, and changes in corporate positions must be reported to, the Nevada Gaming Authorities; the Nevada Gaming Authorities may disapprove a change in corporate position. Certain officers, directors and key employees of ITT, Sheraton and SGC who are actively and directly involved in the gaming activities of SDI may be required to be licensed or found suitable by the Nevada Gaming Authorities; similarly, certain officers, directors and key employees of ITT, CWI and CPC who are actively and directly involved in the gaming activities of DPI may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or finding of suitability must pay all of the costs of the investigation.

     If the Nevada Gaming Authorities find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies, the companies involved would be required to sever all relationships with such person. In addition, the Nevada Gaming Authorities may require a registered company or licensee to terminate the employment of any person who refuses to file appropriate disclosures.

     ITT, the Sheraton Desert Inn Companies and the Caesars Nevada Companies are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all loans, leases, sales of securities and similar financing transactions by either SDI or DPI must be reported to or approved by the Nevada Commission. Nevada law prohibits a corporation registered by the Nevada Commission from making a public offering of its securities without the prior approval of the Nevada Commission if any part of the proceeds of the offering of the securities themselves are to be used either to (i) finance the construction, acquisition or operation of gaming facilities in Nevada, or (ii) retire or extend obligations incurred for one or more such purposes.

     If it is determined that Nevada gaming laws were violated by SDI or DPI, the gaming license each respectively holds could be limited, conditioned, suspended or revoked. In addition, at the discretion of the Nevada Commission, ITT, the Sheraton Desert Inn Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada gaming laws by the Sheraton Desert Inn; similarly, and also at the discretion of the Nevada Commission, ITT, the Caesars Nevada Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada gaming laws by either Caesars Palace or Caesars Tahoe. Further, a supervisor could be appointed by the Nevada Commission to operate either SDI's or DPI's respective gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of SDI's or DPI's respective gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of either SDI's or DPI's license would have a materially adverse effect on SDI or DPI, respectively.

     The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of ITT's voting securities at any time. Nevada law requires any person who acquires more than 5% of any class of ITT's voting securities to report the acquisition to the Nevada Commission and such person may be investigated and found suitable. Any person who becomes a beneficial owner of more than 10% of any class of ITT's voting securities must apply for a finding of suitability by the Nevada Commission within 30 days after the Nevada Control Board Chairman mails a written notice requiring such filing, and must pay the costs and fees incurred by the Nevada Control Board in connection with the investigation. Under certain circumstances, an "institutional investor," as such term is defined in the Nevada Act and regulations, which acquires more than 10% but not more than 15% of ITT's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements if such institutional investor holds the voting securities for investment purposes only; an institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of ITT, any change in ITT's corporate charter, bylaws, management, policies or operations of ITT or any of its casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding ITT's voting securities for investment purposes only. Notwithstanding the foregoing, activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders, (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations, and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial holders.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Control Board may be found unsuitable. Any holder of any equity or debt security found unsuitable and who holds, directly or indirectly, any beneficial ownership of ITT's debt or equity voting securities beyond such period or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. ITT could be subject to disciplinary action if, without the prior approval of the Nevada Commission and after ITT receives notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies, ITT, the Sheraton Desert Inn Companies, the Caesars Nevada Companies or any one of them either (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction, or (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

     Regulations of the Nevada Commission provide that control of a registered publicly traded corporation cannot be changed through merger, consolidation, acquisition of assets, management or consulting agreements, or any form of takeover without the prior approval of the Nevada Commission. Persons seeking approval to control a registered publicly traded corporation must satisfy the Nevada Commission as to a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered publicly traded corporation may constitute grounds for finding such person unsuitable.

     Regulations of the Nevada Commission also prohibit certain repurchases of securities by registered publicly traded corporations without the prior approval of the Nevada Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of more than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Nevada Commission also require prior approval for a "plan of recapitalization," as such term is defined in the Nevada regulations; generally, a plan of recapitalization is a plan proposed by the management of a registered publicly traded corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation which acquisition itself would require the prior approval of the Nevada Commission.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Control Board of the Licensees' participation in such foreign gaming; the revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted and (ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they or any one of them (i) knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, (ii) fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, (iii) engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or (iv) employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     New Jersey Casino Gaming Regulation. Casino gaming in New Jersey is subject to strict compliance with the New Jersey Act, the strict supervision of the New Jersey Commission and compliance with the regulations adopted by the New Jersey Commission. The New Jersey gaming laws and regulations primarily concern
(a) the financial stability and character of casino operators, their employees, their security holders and others financially interested in casino operations, and (b) the operating methods -- including the rules of the games and credit issuance procedures -- and the financial and accounting procedures used in connection with casino operations. The New Jersey gaming laws and regulations include detailed provisions concerning, among other things, (i) the type, manner and number of applications and licenses required to conduct casino gaming and ancillary activities, (ii) the licensing, regulation and curricula of gaming schools, (iii) the establishment of minimum standards of accounting and internal control, including the issuance and enforceability of casino credit, (iv) the manufacture, sale, distribution and possession of gaming equipment, (v) the rules of the games, (vi) the exclusion of undesirable persons, (vii) the use, regulation and reporting of junket activities, (viii) the possession, sale and distribution of alcoholic beverages,
(ix) the regulation and licensing of suppliers to licensed casino operators, (x) the conduct of entertainment within licensed casino facilities, (xi) equal employment opportunity for employees of licensed casino operators, contractors for casino facilities and the like, (xii) the payment of gross revenue taxes and similar fees and expenses, (xiii) the conduct of casino simulcasting, and (xiv) the imposition and discharge of casino reinvestment development obligations. A number of these regulations require practices which are different from those in many casinos elsewhere and some of them result in casino operating costs greater than those in comparable facilities elsewhere. As a prerequisite to being licensed, a New Jersey casino/hotel facility must meet certain facilities requirements concerning, among other things, the size and number of guest rooms.

     In order to operate Caesars Atlantic City, BRC must be licensed by the New Jersey Commission, which has broad discretion with regard to the issuance, renewal, revocation or suspension of licenses. A New Jersey casino license is not transferable and must be renewed at designated periods of up to four years; renewal is not automatic and involves an extensive review by the New Jersey DGE, a report by the New Jersey DGE to the New Jersey Commission, an independent intensive review by the New Jersey Commission, and the affirmative vote of at least four of the five sitting Commissioners of the New Jersey Commission sitting in a scheduled open public meeting. BRC's license to operate Caesars Atlantic City was renewed on October 5, 1994 and expires on November 30, 1996.

     Except for certain banking and lending institutions exempted under the New Jersey Act, all financial backers, investors, mortgagees, debt holders, landlords under leases relating to New Jersey casino/hotel facilities, all lenders to BRC, all officers and directors of BRC and all employees who work at Caesars Atlantic City have to be qualified, licensed, approved or registered by or with the New Jersey Commission. In addition, all contracts and leases entered into by BRC are subject to approval by the New Jersey Commission.

     As a prerequisite to BRC holding a license, ITT, CWI and CNJ have to be approved by the New Jersey Commission due to their corporate relationship to BRC. Thus, any debt or equity security holder of ITT, CWI or CNJ will have to be found qualified; the qualification requirement of any debt or equity security holder of ITT may be waived based on an express finding by the New Jersey Commission, with the consent of the Director of the New Jersey DGE, that the security holder either (a)(i) is not significantly involved in the activities of BRC, (ii) does not have the ability to control ITT, CWI, CNJ or BRC, and (iii) does not have the ability to elect one or more members of the respective boards of directors of ITT, CWI, CNJ or BRC, or (b) is an "institutional investor," as such term is defined in the New Jersey Act and regulations; for purposes of the former, the New Jersey Act presumes that any non-"institutional investor" security holder who owns or beneficially holds 5% or more of the equity securities of ITT has the ability to control ITT, CWI, CNJ or BRC, unless such presumption is rebutted by clear and convincing evidence.

     The New Jersey Act and regulations define an "institutional investor" as
(i) any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees, (ii) an investment company registered under the Investment Company Act of 1940, (iii) a collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency, (iv) a closed end investment trust, (v) a chartered or licensed life insurance company or property and casualty insurance company,
(vi) banking or other licensed or chartered lending institutions, (vii) an investment advisor registered under the Investment Advisors Act of 1940, or
(viii) such other persons as the New Jersey Commission may determine for reasons consistent with the policies of the New Jersey Act. In the absence of a prima facie showing by the Director of the DGE that there is any cause to believe that such institutional investor may be found unqualified, upon application and for good cause shown, an institutional investor holding either (a) less than 10% of the equity securities of ITT or (b) ITT debt securities constituting less than 20% of the outstanding debt of ITT and less than 50% of the issue involved may be granted a waiver of qualification as to such holdings if (i) such securities are those of a publicly traded corporation, (ii) the institutional investor's holdings of such securities were purchased for investment purposes only, and
(iii) upon request by the New Jersey Commission, the institutional investor files with the New Jersey Commission a certified statement to the effect that the institutional investor has no intention of influencing or affecting the affairs of ITT, CWI, CNJ or BRC; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of the outstanding security holders of ITT.

     If an institutional investor who has been granted a waiver subsequently determines to influence or affect the affairs of ITT, the institutional investor must provide to the New Jersey Commission not less than 30 days prior notice of such intent and the institutional investor must file with the New Jersey Commission an application for qualification before taking any action that may influence or affect the affairs of ITT; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of the outstanding security holders of ITT. If an institutional investor changes its investment intent, or if the New Jersey Commission finds reasonable cause to believe that the institutional investor may be found unqualified, no action other than divestiture shall be taken by such institutional investor with respect to its security holdings until there has been compliance with the interim casino authorization provisions of the New Jersey Act, including the execution of a trust agreement. ITT, CWI, CNJ and BRC are required to immediately notify the New Jersey Commission and the New Jersey DGE of any information about, or action of, an institutional investor holding its equity or debt securities where such information or action may impact on the eligibility of such institutional investor for a waiver. If the New Jersey Commission finds an institutional investor unqualified or if the New Jersey Commission finds that, by reason of the extent or nature of its holdings, an institutional investor is in the position to exercise a substantial impact on the controlling interests of BRC so that qualification of the institutional investor is necessary to protect the public interest, the New Jersey Act vests in the New Jersey Commission the power to take all necessary action to protect the public interest, including the power to require that the institutional investor submit to qualification and become qualified under the New Jersey Act.

     An equity or debt security holder -- including institutional investors -- of ITT, CWI, CNJ or BRC who is required to be found qualified by the New Jersey Commission must submit an application for qualification within 30 days after being ordered to do so or divest all security holdings within 120 days after the New Jersey Commission determines such qualification is required. The application for qualification must include a trust agreement by which the security holder places its interest in ITT in trust with a trustee qualified by the New Jersey Commission. If the security holder is ultimately found qualified, the trust agreement is terminated. If the security holder is not found qualified or withdraws its application for qualification prior to a determination on qualification being made, the trustee will be empowered with all rights of ownership pertaining to such security holder's ITT securities, including all voting rights and the power to sell the securities; in any event, the unqualified security holder will not be entitled to receive in exchange for its ITT securities an amount in excess of the lower of (i) the actual cost the security holder incurred in acquiring the securities or (ii) the value of such securities calculated as if the investment had been made on the date the trust became operative. By the same token, if the security holder is not found qualified, it is unlawful for the security holder to (i) receive any dividends or interest on such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities, or (iii) receive any remuneration in any form from ITT, CWI, CNJ or BRC for services rendered or otherwise.

     Each officer, director, lender and certain other persons of ITT, CWI and CNJ must be found qualified unless the New Jersey Commission, with the consent of the Director of the New Jersey DGE, finds that such officer, director, lender or other person of ITT, CWI or CNJ is not significantly involved in the affairs of BRC and is thus waived from qualification. New Jersey law requires that an officer or director of ITT, CWI or CNJ must apply for temporary qualification at least 30 days before assuming any duties; such temporary qualification, if granted by the New Jersey Commission, will be valid for a period not to exceed the earlier of (i) nine consecutive calendar months or (ii) the effective date of BRC's next casino license renewal.

     The New Jersey Act requires that each of ITT, CWI, CNJ and BRC maintain financial stability and capability. For purposes of these requirements, the New Jersey Commission has adopted regulations defining "financial stability" as the same applies to the licensed casino operation and has set forth certain standards for determining compliance with the financial stability regulations. Under the regulations of the New Jersey Commission, "financial stability" has been defined as (i) the ability to assure the financial integrity of casino operations by the maintenance of a casino bankroll or equivalent provisions adequate to pay winning wagers to casino patrons when due, (ii) the ability to meet ongoing operating expenses which are essential to the maintenance of continuous and stable casino operations, (iii) the ability to pay, as and when due, all local, state and federal taxes and any and all fees imposed by the New

Jersey Act, (iv) the ability to make necessary capital and maintenance expenditures in a timely manner which are adequate to insure maintenance of a superior first class facility of exceptional quality as required by the New Jersey Act, and (v) the ability to pay, exchange, refinance or extend debts, including long-term and short-term principal and interest and capital lease obligations, which will mature or otherwise come due and payable during either the license term or within 12 months after the end of the license term or to otherwise manage such debts and any default with respect to the debts. The New Jersey Commission regulations provide that the financial stability standards concerning casino bankroll, operating expenses and capital and maintenance expenditures are met if the following is shown by clear and convincing evidence:
(i) casino bankroll -- the maintenance, on a daily basis, of a casino bankroll at least equal to the average daily casino bankroll, calculated on a monthly basis, for the corresponding month in the previous year, (ii) operating expenses -- the demonstration of the ability to achieve positive gross operating profit measured on an annual basis, and (iii) capital and maintenance expenditures -- the demonstration that its capital and maintenance expenditures over the five year period which includes the previous 36 calendar months and the upcoming license period, average at least 5% of net revenue per annum. ITT believes that, at current operating levels, BRC will have no difficulty in complying with these requirements.

     The New Jersey Commission has the authority to restrict or prohibit the transfer of cash or the assumption of liabilities by BRC if such action will adversely impact the financial stability of BRC and the prior approval of the New Jersey Commission is required to incur indebtedness and guarantees of affiliated indebtedness by BRC involving amounts greater than $25 million.

     If it is determined that New Jersey gaming laws were violated by BRC, BRC could be subject to fines or its casino license could be limited, conditioned, suspended or revoked. In addition, if a security holder of ITT, CWI, CNJ or BRC is found disqualified but does not dispose of the securities, the New Jersey Commission is authorized to take any necessary action to protect the public interest, including the suspension or revocation of the casino license; however, the New Jersey Commission shall not take any action against ITT, CWI, CNJ or BRC with respect to the continued ownership of the security interest by the disqualified holder if the New Jersey Commission finds that (i) ITT has provided in its corporate charter that any ITT securities are held subject to the condition that, if a holder thereof is found to be disqualified by the New Jersey Commission pursuant to the provisions of the New Jersey Act, such holder shall dispose of his interest in ITT, (ii) ITT has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified holder, and (iii) such disqualified holder does not have the ability to control ITT, CWI, CNJ or BRC or to elect one or more members of the boards of directors of ITT, CWI, CNJ or BRC. If BRC's license is revoked, not renewed or suspended for a period in excess of 120 days, the New Jersey Commission is empowered to appoint a conservator to operate, and to dispose of, BRC's casino/hotel facilities. If a conservator operates the casino/hotel facilities, payments to shareholders would be limited to a "fair return" on their investment, with any excess going to the State of New Jersey. If a conservator is appointed, the conservator's charges and expenses become a lien against the property which is paramount to all prior and subsequent liens.

     Mississippi Casino Gaming Regulation. The ownership and/or operation of casino gaming facilities in Mississippi are similarly subject to extensive state and local regulation. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size either in navigable waters of counties bordering the Mississippi River or in the waters of the State of Mississippi which lie adjacent to the coastline of the three counties bordering the Gulf of Mexico. STC possesses a license for the ownership and operation of the Sheraton Casino in Robinsonville, Tunica County, Mississippi issued by the Mississippi Commission pursuant to the Mississippi Act.

     The Mississippi Act does not restrict the amount or percentage of space on a vessel that may be utilized for casino gaming; the Mississippi Act also does not limit the number of licenses that the Mississippi Commission can grant for a particular area.

     ITT and STC are required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by ITT or by STC must be reported to or approved by the Mississippi Commission. ITT and STC are also required to periodically submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require.

     Each of the directors, officers and certain key employees of ITT and STC who are actively and directly engaged in the administration or supervision of casino gaming in Mississippi, or who have any other significant involvement with the activities of STC, must be found suitable therefor and may be required to be licensed by the Mississippi Commission. A finding of suitability is comparable to licensing, and both require the submission of detailed personal financial information followed by a thorough investigation. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Commission. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has the authority to disapprove a change in corporate position. If the Mississippi Commission finds a director, officer or key employee of ITT or STC unsuitable for licensing or unsuitable to continue having a relationship with ITT or STC, ITT or STC, as the case may be, is required to suspend, dismiss and sever all relationships with such person. ITT and STC have similar obligations with regard to any person who fails or refuses to file appropriate applications. Each gaming employee must obtain a work permit; the Mississippi Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any other crime of moral turpitude or knowingly violated the Mississippi Act or the regulations of the Mississippi Commission, or (ii) for any other reasonable cause.

     Mississippi gaming licenses are not transferable and must be renewed periodically. The Mississippi Commission is empowered to deny, limit, condition, revoke and/or suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to the due process considerations of notice and an opportunity for a hearing. The Mississippi Commission may fine any licensee or other person who is subject to the Mississippi Act up to $100,000 for each violation of the Mississippi Act which is the subject of an initial complaint and up to $250,000 for each violation of the Mississippi Act which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of certain decisions of the Mississippi Commission; however, the filing for such judicial review does not automatically stay the action taken by the Mississippi Commission pending the court's review.

     License fees and taxes, computed in various ways depending on the type of casino gaming involved, are payable to the State of Mississippi and to the counties and cities in which the gaming operations are located. Depending on the particular fee or tax imposed, these fees and taxes are based on a percentage of the gross gaming revenues received by the casino operation, the number of slot machines operated by such casino, or the number of table games operated by such casino. Moreover, several local governments have been authorized to impose either additional gross fees on adjusted gross gaming revenues or, alternatively, per person boarding fees and annual license fees based on the number of gaming devices aboard the vessel. License fees paid to the State of Mississippi are allowed as a credit against Mississippi state income taxes.

     In all other material respects, casino gaming regulation in Mississippi is similar to the regulation of casino gaming in Nevada and New Jersey.

     Windsor, Ontario Casino Gaming Regulation. CWI's unconsolidated one-third owned Canadian corporation which operates the casino in Windsor, Ontario, Canada, is required to comply with licensing requirements similar to Nevada and New Jersey and is also subject to operational regulation by the Province of Ontario.

     Nova Scotia Casino Gaming Regulation. Sheraton's subsidiary, which will both (i) own and operate the proposed casino in the City of Halifax, Nova Scotia and (ii) operate the proposed casino in the City of Sydney, Nova Scotia, will be required to comply with licensing requirements similar to the Province of Ontario and will also be subject to operational regulation by the Province of Nova Scotia.

     Casino Gaming -- Related Provisions of the Certificate of
Incorporation. ITT's restated certificate of incorporation provides that (i) all securities of ITT are subject to redemption by ITT to the extent necessary to prevent the loss or to secure the reinstatement of any casino gaming license held by ITT or any of its subsidiaries in any jurisdiction within or without the United States of America, (ii) all securities of ITT are held subject to the condition that if a holder thereof is found by a gaming authority in any such jurisdiction to be disqualified or unsuitable pursuant to any gaming law, such holder will be required to dispose of all ITT securities held by such holder, and (iii) it will be unlawful for any such disqualified person to (a) receive payments of interest or dividends on any ITT securities,
(b) exercise, directly or indirectly, any rights conferred by any ITT securities, or (c) receive any remuneration in any form, for services rendered or otherwise, from the subsidiary that holds the gaming license in such jurisdiction.

PROPERTY AND CASUALTY INSURANCE
OPERATIONS--UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

     Liabilities for unpaid claims and claim adjustment expenses as of December 31, 1994 and 1993 were $17.4 billion and $17.3 billion.

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

     Claims asserting injuries from asbestos and asbestos-related products and damages from environmental and related clean-up costs continue to be received. With regard to these claims, deviations from past experience significantly impact the ability of insurance companies to estimate the ultimate reserves for unpaid losses and related settlement expenses. ITT finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. For asbestos and environmental claims, unlike any other type of contractual claim, there is almost no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers may be liable. Further uncertainty arises with environmental claims because claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain pollution exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. If future social, economic or legal developments continue to expand the original intent of policies and the scope of coverage, the need for additional reserves may arise, adversely affecting future results. Due to the uncertainties described above, a range of such reserve increases cannot be meaningfully quantified.

     Certain liabilities for unpaid claims, principally for permanently disabled claimants, terminated reinsurance treaties and certain contracts that fund loss run-offs for unrelated parties have been discounted to present value. The amount of discount was approximately $397 million and $362 million as of December 31, 1994 and 1993 and the amortization of the discount had no material effect on net income during 1994, 1993 and 1992.

     A reconciliation of liabilities for unpaid claims and claim adjustment expenses for the last three years and a table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses follow:

                                                                                          FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                   1994          1993          1992
                                                                                  -------       -------       -------
                                                                                             (IN MILLIONS)
Beginning Liabilities for Unpaid Claims and Claim Adjustment Expenses             $17,284       $17,418       $16,034
Less Reinsurance Recoverables                                                       5,339         5,633         5,476
                                                                                  -------       -------       -------
                                                                                   11,945        11,785        10,558
                                                                                  -------       -------       -------
Add Provision for Unpaid Claims and Claim Adjustment Expenses:
  Current year                                                                      4,841         4,611         4,822
  Prior years*                                                                         55           248         1,406
                                                                                  -------       -------       -------
            Total provision for unpaid claims and claim adjustment expenses         4,896         4,859         6,228
                                                                                  -------       -------       -------
Less Payments:
  Current year                                                                      1,891         1,856         1,927
  Prior years                                                                       2,832         2,806         2,879
                                                                                  -------       -------       -------
            Total Payments                                                          4,723         4,662         4,806
                                                                                  -------       -------       -------
Foreign Currency Translation                                                           65           (37)         (195)
Cumulative Effect of Accounting Change**                                              (65)           --            --
                                                                                  -------       -------       -------
Ending Liabilities for Unpaid Claims and Claim Adjustment Expenses Excluding
  Reinsurance Recoverables                                                         12,118        11,945        11,785
Add Reinsurance Recoverables                                                        5,317         5,339         5,633
                                                                                  -------       -------       -------
Ending Liabilities for Unpaid Claims and Claim Adjustment Expenses                $17,435       $17,284       $17,418
                                                                                  ========      ========      ========

Note: The liabilities for unpaid claims and claim adjustment expenses shown above are greater than those reported in the domestic insurance subsidiaries statutory filings by $1.8 billion for both 1994 and 1993, respectively. These amounts are related to non-U.S. subsidiaries.

 * Does not include the effects of foreign exchange adjustments which are included in the table on the following page.

** Reflects a change in the method of discounting to present value certain workers' compensation reserves, principally for permanently disabled claimants. Refer to Notes to Consolidated Financial Statements for further discussion of this accounting change.

                        PROPERTY AND CASUALTY CLAIMS AND
                CLAIM ADJUSTMENT EXPENSES LIABILITY DEVELOPMENT
                            (IN MILLIONS OF DOLLARS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------------
                          1984      1985      1986      1987      1988      1989      1990      1991      1992      1993      1994
                         ------    ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Liabilities for Unpaid
  Claims and Claim
  Adjustment Expenses
  (Note 1).............  4,287     4,868     5,903     7,262     8,168     8,666     9,366     9,796     11,103    11,441    11,623
Cumulative Paid Claims
  and Claim Expenses
  (Note 1):
  One year later.......  1,393     1,607     1,808     2,089     2,296     2,545     2,789     2,879      2,806     2,832        --
  Two years later......  2,283     2,632     2,916     3,323     3,618     4,013     4,428     4,465      4,415        --        --
  Three years later....  2,953     3,356     3,683     4,187     4,577     5,132     5,511     5,605         --        --        --
  Four years later.....  3,425     3,883     4,275     4,846     5,341     5,863     6,304        --         --        --        --
  Five years later.....  3,808     4,308     4,743     5,392     5,872     6,435        --        --         --        --        --
  Six years later......  4,136     4,633     5,168     5,787     6,320        --        --        --         --        --        --
  Seven years later....  4,346     4,980     5,481     6,155        --        --        --        --         --        --        --
  Eight years later....  4,628     5,248     5,803        --        --        --        --        --         --        --        --
  Nine years later.....  4,784     5,534        --        --        --        --        --        --         --        --        --
  Ten years later......  5,020        --        --        --        --        --        --        --         --        --        --
Liabilities Reestimated:
  One year later.......  4,469     5,324     6,293     7,437     8,342     8,879     9,636    11,053     11,311    11,484        --
  Two years later......  4,860     5,558     6,422     7,619     8,432     9,052    10,780    11,202     11,354        --        --
  Three years later....  5,002     5,656     6,718     7,719     8,482    10,200    10,905    11,315         --        --        --
  Four years later.....  5,074     6,100     6,885     7,827     9,645    10,342    11,151        --         --        --        --
  Five years later.....  5,484     6,291     7,021     9,117     9,829    10,578        --        --         --        --        --
  Six years later......  5,653     6,456     8,504     9,287    10,068        --        --        --         --        --        --
  Seven years later....  5,767     8,015     8,652     9,521        --        --        --        --         --        --        --
  Eight years later....  7,177     8,157     8,878        --        --        --        --        --         --        --        --
  Nine years later.....  7,280     8,363        --        --        --        --        --        --         --        --        --
  Ten years later......  7,500        --        --        --        --        --        --        --         --        --        --
Deficiency.............  3,213     3,495     2,975     2,259     1,900     1,912     1,785     1,519        251        43        --

NOTE:

(1) The above table excludes the liabilities and claim developments for reinsurance coverage written for unrelated parties that fund ultimate net aggregate loss run-offs since changes to those reserves do not illustrate the manner in which those reserve estimates changed. Liabilities for unpaid claims and claim adjustment expenses excluded were $629 million, $762 million, $682 million, $504 million and $495 million as of December 31, 1990, 1991, 1992, 1993 and 1994.

    The liability for unpaid claims and claim adjustment expenses is shown net of reinsurance recoverables on ceded reinsurance contracts. Presentation of the above table to reflect liabilities on ceded reinsurance contracts is not practicable.

    Liabilities on all lines of insurance are monitored regularly and corrective action is taken as required.

ITEM 2.                                PROPERTIES

     Reference is made to "Business of ITT."

ITEM 3.                        LEGAL PROCEEDINGS

     Hartford Fire Insurance Company, a subsidiary of ITT, together with other companies, associations and organizations involved in the business of property and casualty insurance and reinsurance, was named as a defendant in a group of lawsuits filed by Attorneys General of 20 states and by various private parties in the United States District Court for the Northern District of California. All of the suits, which were filed in 1988, 1990 and 1991, were based upon allegations that the defendants violated federal and/or state antitrust laws by reason of their activities in connection with the development of new standard commercial general liability policy forms by the Insurance Services Office, an industry organization. In June 1991, the Ninth Circuit U.S. Court of Appeals reversed the United States District Court for the Northern District of California which had granted summary judgment in September 1989 in favor of the defendants. On June 28, 1993, the Supreme Court reversed the Ninth Circuit U.S. Court of Appeals, holding that the domestic insurers, including ITT Hartford, had not lost their McCarran-Ferguson Act exemption from the antitrust laws generally, as a result of activities alleged in the complaints, but remanded the case for further proceedings to determine if certain of those activities came within the "boycott" exception to the McCarran-Ferguson Act exemption. On October 3, 1994, ITT Hartford announced that it, along with the other 31 defendants, had settled this lawsuit. The settlement provides for a payment of $36 million, the majority of which funds will be used to create a public entity risk institute and national public risk database. It also calls for changes in control of Insurance Services, Inc., a nationwide organization which develops standardized policy language and compiles information insurers use to determine their own insurance rates. The settlement agreement has been given preliminary approval by the U.S. District Court for the Northern District of California. Following notice of the settlement to all class members in the private actions a hearing on final approval of the settlement will be held on March 29, 1995.

     ITT and its former subsidiaries, Rayonier Inc. ("Rayonier") and Southern Wood Piedmont Company ("SWP"), are named defendants in a lawsuit filed in 1991 in the U.S. District Court for the Southern District of Georgia, Ernest L. Jordan, Sr. et al. v. Southern Wood Piedmont Company, et al., in which plaintiffs allege property damage and personal injury based on alleged exposure to toxic chemicals used by SWP in its former wood preserving operations, seek certification as a class action, and ask for compensatory and punitive damages in the amount of $700 million. Several other suits arising out of former wood preserving operations of SWP also include ITT among the named defendants. Under an agreement entered into by ITT and Rayonier in connection with the distribution of Rayonier stock to ITT stockholders in February 1994, ITT is entitled to be indemnified by Rayonier for any expenses or losses incurred by ITT in connection with the aforementioned suits as well as in any other legal proceedings arising out of Rayonier or SWP operations.

     In approximately 30 current "Superfund Site" proceedings instituted by the U.S. Environmental Protection Agency or similar state agencies a subsidiary or division of ITT has been named a "potentially responsible party." In approximately one-half of the proceedings the ITT company is considered a "de minimis contributor." Other matters in the environmental area in which ITT and its subsidiaries are involved (approximately another 70 items) relate to air, ground and/or water contamination issues which are the subject of ongoing or prospective remedial measures with any required approvals of federal or local authorities, or, in the case of several of such matters, in connection with which other private parties seek to impose upon an ITT company the financial responsibility for costs or damages which allegedly have been or may be incurred by such other parties. Asbestos-related and environmental claims received by ITT's property and casualty insurance operations are separately discussed above under "Business of ITT -- Property and Casualty Insurance Operations -- Unpaid Claims and Claim Adjustment Expenses."

     There are various other lawsuits pending against ITT and its subsidiaries, some of which involve claims for substantial amounts. However, the ultimate liability with respect to these lawsuits, including the legal proceedings specifically described under this Item 3, is not considered material in relation to the consolidated financial condition of ITT and its subsidiaries.

ITEM 4.
                        SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of ITT during the fourth quarter of the fiscal year covered by this report.

                           EXECUTIVE OFFICERS OF ITT

     The following information is provided as to the executive officers of ITT.

                                                                                                                  DATE OF
                                     AGE AT                                                     YEAR OF           ELECTION
                                   FEBRUARY 1,                                             INITIAL ELECTION      TO PRESENT
               NAME                   1995                       POSITION                    AS AN OFFICER        POSITION
               ----               ------------                   --------                  -----------------    ------------
Rand V. Araskog...................     63        Chairman, President and Chief Executive         1971               11/14/79
                                                   and Director
Robert A. Bowman..................     39        Executive Vice President and Chief              1992                9/15/92
                                                   Financial Officer
Juan C. Cappello..................     56        Senior Vice President, Director of              1981               12/11/84
                                                   Corporate Relations
Gerald C. Crotty..................     43        Senior Vice President                           1994               10/11/94
Jon F. Danski.....................     42        Senior Vice President and Controller            1993               10/18/93
D. Travis Engen...................     50        Executive Vice President                        1987                1/30/91
Louis J. Giuliano.................     48        Senior Vice President                           1988                6/11/91
Timothy D. Leuliette..............     45        Senior Vice President                           1991                9/21/91
Daniel F. Lundy...................     64        Senior Vice President, Director of Taxes        1976                9/ 7/82
Bertil T. Nilsson.................     62        Senior Vice President                           1987                9/ 1/92
Ralph W. Pausig...................     60        Senior Vice President                           1979                3/10/87
Ann N. Reese......................     41        Senior Vice President and Treasurer             1987                9/ 1/92
Frank J. Schultz..................     56        Senior Vice President                           1992                6/ 9/92
Richard S. Ward...................     54        Executive Vice President and General            1984                5/17/94
                                                   Counsel

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Bowman, prior to his election as Executive Vice President and Chief Financial Officer, was Executive Vice President and Chief Financial Officer of ITT Sheraton Corporation (1991) and Treasurer of the State of Michigan; (ii) Mr. Crotty, prior to his election as Senior Vice President, was the Chairman, President and Chief Operating Officer of ITT Consumer Financial Corporation
(1992), Vice President -- ITT and Executive Director -- Office of the Chairman
(1991), and Secretary to Governor Cuomo of the State of New York; (iii) Mr. Danski, prior to his election as Senior Vice President and Controller, was Vice President and General Auditor of RJR Nabisco; (iv) Mr. Engen, prior to his election as Executive Vice President, was Senior Vice President of ITT and the Chief Executive Officer of ITT Defense, Inc.; (v) Mr. Giuliano, prior to his election as Senior Vice President, was Vice President of ITT and Vice President and Director--Defense Operations of ITT Defense, Inc.; (vi) Mr. Leuliette, prior to his election as Senior Vice President, was President and Chief Executive of Siemens Automotive and Vice President of Siemens A.G.; (vii) Mr. Nilsson, prior to his election as Senior Vice President, was Vice President of ITT and President and Chief Operating Officer of ITT Fluid Technology Corporation (1991) and Managing Director of ITT Flygt AB; (viii) Mrs. Reese, prior to her election as Senior Vice President and Treasurer, was Vice President of ITT and Assistant Treasurer; (ix) Mr. Schultz, prior to his election as Senior Vice President, was Executive Vice President of Bank America Corp.; and (x) Mr. Ward, prior to his election as Executive Vice President and General Counsel, was Senior Vice President (1992) and Vice President and Associate General Counsel of ITT.

                                    PART II

ITEM 5. MARKET FOR ITT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ITT COMMON STOCK -- MARKET PRICES AND DIVIDENDS (UNAUDITED)

                                                             1994                       1993
                                                     --------------------       --------------------
                                                       HIGH         LOW           HIGH        LOW
                                                     --------     -------       --------    --------
                                                                      (IN DOLLARS)
                     Three Months Ended
                       March 31....................  $ 94.66      $80.25          $73.55      $62.65
                       June 30.....................    90.75       81.13           78.77       70.14
                       September 30................    87.13       78.63           86.03       76.04
                       December 31.................    90.38       77.00           86.15       78.77

     The above table reflects the range of market prices of ITT Common Stock subsequent to the spin-off of Rayonier Inc. in February 1994, as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded, under the trading symbol "ITT." Prices prior to the spin-off of Rayonier have been reduced to reflect the value of Rayonier.

     During the period from January 1, 1995 through February 28, 1995, the high and low reported market prices of ITT Common Stock were $99.63 and $86.63, respectively. The dividend declared in the first quarter of 1995 was $.495 per common share. The dividends declared in each of the four quarters of 1994 were $.495 per common share. The dividends declared in each of the four quarters of 1993 were also $.495 per common share. As noted above in Item 1 under "Discontinued Operations," ITT also paid a special dividend on its common stock and cumulative preferred stock, convertible series N, during the first quarter of 1994 in the form of a distribution of all the outstanding common shares of its former forest products subsidiary.

     There were approximately 56,000 holders of record of ITT Common Stock on February 28, 1995.

     ITT Common Stock is listed on the following exchanges: Amsterdam, Antwerp, Basel, Bern, Brussels, Frankfurt, Geneva, Lausanne, London, New York, Pacific, Paris, Vienna and Zurich.

RESTRICTIONS ON ALIEN OWNERSHIP

     Pursuant to the requirements of United States statutes, ITT limits stock ownership by aliens (as used herein, the term "alien" includes the following and their representatives: individuals who are not nationals of the United States, partnerships unless a majority of the partners are such nationals and share in a majority of its profits, foreign governments, entities created under the laws of foreign governments, and entities controlled directly or indirectly by one or more of such individuals, partnerships, governments or entities). The ITT By-Laws provide that under no circumstances shall the amount of ITT stock owned of record by aliens exceed 25% of the total outstanding. If and so long as the stock records of ITT shall at any time disclose 25% alien ownership (i) no transfers of shares of domestic record to aliens may be made and (ii) if it shall be found that stock of domestic record is in fact held by or for the account of an alien, the holder of such stock shall not be entitled to vote, to receive dividends, or to have any other rights except the right to transfer the stock to a citizen of the United States. At the close of business on January 31, 1995, approximately 6.3% of the outstanding stock of ITT was owned of record by aliens. Assuming that all of the shares of ITT Common Stock issuable upon conversion of securities initially issued to aliens, or issuable pursuant to other existing commitments to aliens, had been issued at that date to aliens, and that at that date all other securities then convertible into ITT stock were owned by nationals of the United States and had also been converted in accordance with their terms, such percentage would not have been significantly different.

ITEM 6.                     SELECTED FINANCIAL DATA

                                                               1994        1993        1992        1991        1990
                                                             --------     -------     -------     -------     -------
                                                                  (AS RESTATED AND IN MILLIONS EXCEPT PER SHARE)
RESULTS AND POSITION
Sales and Revenues.........................................  $ 23,620     $21,129     $20,960     $19,510     $19,774
Income from Continuing Operations..........................       852         661         316         618         848
Net Income (Loss)..........................................     1,022         913        (885)        749         923
Total Assets...............................................   100,854      87,198      77,364      60,577      53,213
Long-Term Debt.............................................     2,778       2,710       2,686       3,129       2,182
Stockholders Equity........................................     5,459       7,650       7,247       8,721       8,164
Total Capitalization(a)....................................    13,527      11,811      11,794      13,201      12,087
                                                             =========    ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE
Income from Continuing Operations
  Primary..................................................  $   7.10     $  5.22     $  2.45     $  4.77     $  6.40
  Fully Diluted............................................  $   6.66     $  4.95     $  2.19     $  4.50     $  6.01
Net Income (Loss)
  Primary..................................................  $   8.57     $  7.32     $ (7.93)    $  5.84     $  7.00
  Fully Diluted............................................  $   8.02     $  6.90     $ (6.90)    $  5.49     $  6.56
                                                             =========    ========    ========    ========    ========

DIVIDENDS DECLARED PER COMMON SHARE........................  $   1.98     $  1.98     $  1.84     $  1.72     $  1.63
                                                             =========    ========    ========    ========    ========

SIGNIFICANT RATIOS(A,B)
Return on Total Capital....................................      10.3%        9.4%        0.1%        7.5%        9.1%
Return on Stockholders Equity..............................      14.7%       12.3%       (3.4)%       8.9%       11.6%
Debt to Total Capitalization With Insurance on an equity
  basis....................................................      41.1%       33.2%       36.8%       32.1%       30.0%
  Fully Consolidated.......................................      47.4%       37.9%       41.5%       37.4%       35.9%
Book Value per Share.......................................   $  58.10     $ 58.94     $ 54.63     $ 65.52     $ 60.66
                                                             =========    ========    ========    ========    ========

- ---------------
(a) Excluding the effects of unrealized gains or losses required under SFAS No. 115 and Discontinued Operations.

(b) Before the cumulative effect of accounting changes in 1992.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

            (DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED)

     The year 1994 was a milestone year which culminated in record earnings for the Corporation as well as for its Insurance and Automotive businesses. At ITT Hartford, 1994 marked the second consecutive year of record revenues and record profits with improved results both in the life operations and the property and casualty businesses. The worldwide combined ratio pertaining to ongoing property and casualty operations improved to 102.8% in 1994 and to 100.7% in the fourth quarter, markedly better than industry averages. At ITT Automotive, sales of $4.8 billion and operating income of $328 had never previously been attained. Over 12 million shares of the Corporation's common stock, or approximately 10% of the shares outstanding at the beginning of the year, were repurchased in 1994 at an average price of $82.17 per share.

     Actions aimed at strategically transforming the Corporation into three industry-leading business groups continued in 1994 with the spin-off of Rayonier Inc. which was completed in February. In March, the acquisition of the motors and actuators business unit of General Motors for $374 added strong operating margins and geographic balance to the Corporation's Automotive business segment. Also in March, the Corporation announced plans to sell a portion of ITT Educational Services, its provider of postsecondary technical education, through an initial public offering. The sale was completed late in the year for approximately 17% of the Company. ITT Educational Services is traded on the New York Stock Exchange under the symbol "ESI."

     A number of geographically strategic acquisitions in the Hospitality & Entertainment segment were completed during the year which further enhance ITT Sheraton's position as a premier hospitality organization. In April, the acquisition of The Phoenician Golf and Tennis Resort in Scottsdale, Arizona and the nearby Crescent business hotel in Phoenix was completed. These properties add over 900 rooms to

Sheraton's North American division and provide Sheraton with a strong and high-profile presence in the American Southwest. Between June and October 1994, the Corporation purchased approximately 70% of the shares of the Italian luxury hotel chain, CIGA SpA for $523. CIGA, which owns or operates 33 properties throughout Europe, includes such landmarks as the Danieli in Venice, the Palace in Madrid, the Principe di Savoia in Milan and the Excelsior in Rome. In October, the Corporation acquired the Park Grand Hotel and adjacent Tattersalls Building in Sydney for $235, further strengthening Sheraton's presence in eastern Australia.

     Joint venture agreements in the Peoples Republic of China were signed by each of the Corporation's manufactured products business segments during the year that will allow the Corporation to share in one of the world's fastest growing economies with a modest capital investment. ITT Automotive will produce foundation brakes for the Chinese market in Shanghai while ITT Cannon, a unit of ITT Defense & Electronics, has begun manufacturing connectors in Zhenjiang province, also for the local market. ITT Flygt, a unit of Fluid Technology, will produce pumps in a facility in Shenyang.

     The Corporation, in a partnership with Cablevision Systems Corporation, agreed in August to purchase Madison Square Garden Corporation (MSG) for approximately $1 billion in cash. MSG includes the world renowned sports arena and adjacent theater, the New York Knickerbockers basketball franchise, the New York Rangers hockey franchise and the MSG cable television network. The acquisition of MSG affords the Corporation entry into the sports entertainment arena with instant brand recognition.

     The Corporation's gaming operations were significantly strengthened with the announcement in December of an offer to acquire Caesars World, Inc. for approximately $1.7 billion. A cash tender offer for all outstanding shares of Caesars was completed in January 1995. The preeminent name in gaming, Caesars owns casino resorts in Las Vegas and Stateline, Nevada and in Atlantic City, New Jersey as well as non-gaming resorts in Pennsylvania's Pocono Mountains. Caesars is also a partner in a gaming venture in Windsor, Ontario.

     Finally, the Corporation announced its intention in September to sell all of the operations comprising its Finance business segment, primarily ITT Financial Corporation. Agreements have been signed for sales of the assets of two of the largest units within the segment for $3.7 billion in cash and a preliminary agreement was signed for the sale of three additional units for $1.8 billion. Negotiations continue for sales of the remaining Finance businesses. ITT Financial has been reflected as a "Discontinued Operation" for all periods presented.

SALES, REVENUES AND INCOME

     Worldwide sales and revenues were $23.6 billion in 1994 compared with a restated $21.1 billion and $21.0 billion in 1993 and 1992, respectively. Sales and revenues exclude those of the Finance segment which has been reflected as a "Discontinued Operation" in all periods presented. The 12% increase in 1994 reflects improvements at each of the Corporation's ongoing business segments with the largest increases at Insurance, Automotive, and Hospitality & Entertainment. Sales and revenues were relatively flat in 1993 as the completion of several major programs in the Defense business were offset with growth at other segments, particularly Insurance.

     Net income for 1994 was $1.022 billion or $8.02 per fully diluted share compared with $913 or $6.90 per fully diluted share in 1993 and a net loss of $885 or $6.90 per fully diluted share in 1992. The net loss in 1992 was due primarily to several significant nonrecurring items and accounting changes in that year. Primary earnings (loss) per share were $8.57 in 1994, $7.32 in 1993 and $(7.93) in 1992.

     1994: Reported net income was adversely impacted by the net effect of three accounting changes whose cumulative effect totaled $11 after tax or $.09 per fully diluted share as of January 1, 1994. The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 115 and related pronouncements which required adjustments to the fair value of mortgage-backed interest-only securities through the statement of income. The cumulative effect of this accounting change was a $36 after tax charge or $.29 per fully diluted share. In an unrelated change, the basis for discounting certain workers compensation liabilities in the Insurance segment was changed from an insurance guideline-based method to the estimated risk-free rate of return to more appropriately reflect current market conditions. The cumulative effect of this accounting change was a benefit of $42 after tax or $.33 per fully diluted share. Finally, the Corporation changed the accounting for certain marketing and start-up costs at ITT Educational Services. Such costs, which were previously deferred and amortized, are now expensed as incurred. The cumulative effect of this accounting change was an after tax charge of $17 or $.13 per fully diluted share.

     Excess catastrophe losses at ITT Hartford totaling $40 after tax or $.31 per fully diluted share were due to the California earthquake and winter freezes in the 1994 first quarter. In addition, portfolio gains in the year totaled $52 after tax or $.42 per fully diluted share. Excluding the aforementioned items and the accounting changes, net income was $1.021 billion or $8.00 per fully diluted share.

     Net income in 1994 also included the results of the Corporation's discontinued Finance segment and, for the two months prior to spin-off, the discontinued Forest Products segment. Earnings from "Discontinued Operations" totaled $181 or $1.45 per fully diluted share.

     1993: A number of one-time items impacted net income in 1993 including a $33 after tax or $.25 per fully diluted share provision, consisting primarily of severance related expenses of a program which has increased the effectiveness and productivity at ITT Headquarters and the headquarters of the business segments. In addition, the year includes a $22 or $.17 per fully diluted share favorable impact of changes in the United States tax law. Income in future periods will be negatively impacted by the 1% increase in the U.S. Federal tax rate. Further, the year was impacted by $19 after tax or $.15 per fully diluted share for the accelerated write-off of capitalized development expenses at ITT Sheraton; $7 or $.06 per fully diluted share for an after tax gain at ITT Sheraton on the sale of its investment in Bally's Las Vegas; and, $10 after tax, or $.08 per fully diluted share for an after tax gain on the sale of ITT Components Distribution. The year also included prior period tax and associated interest charges related to separate decisions by Canadian and California state taxing authorities of $16 after tax or $.12 per fully diluted share and $10 or $.08 per fully diluted share. Record catastrophe losses at ITT Hartford early in the year negatively impacted earnings by $41 after tax or $.32 per fully diluted share. The catastrophes included the World Trade Center bombing in New York and excessive damage from storms in the Northeastern United States. Portfolio gains at ITT Hartford in 1993 totaled $101 after tax or $.78 per fully diluted share. Excluding the aforementioned items, net income was $892 or $6.73 per fully diluted share.

     Net income in 1993 also included $302 or $2.33 per fully diluted share from the Corporation's discontinued Finance and Forest Product operations. Included in the Finance operations was the favorable impact in 1993 of an after tax gain of $63 or $.48 per fully diluted share from the sale of ITT Financial's domestic unsecured consumer small loan portfolio. The year also included an extraordinary charge of $50 after tax or $.38 per fully diluted share for the retirement of related debt at ITT Financial.

     1992: The net loss in 1992 included the effects of the Corporation's adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which were recorded effective January 1, 1992 using the immediate recognition method. These accounting changes resulted in a cumulative catch-up adjustment of $625 after tax or $4.71 per fully diluted share. These standards required accrual of postretirement and postemployment health care and life insurance benefit costs during the years that an employee provides services to the Corporation rather than on the pay-as-you-go basis previously in effect. There was no cash flow impact of these accounting changes.

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

     -- A $34 after tax, or $.25 per fully diluted share provision to write down hotel investments at ITT Sheraton, and a $33 after tax or $.25 per fully diluted share charge for restructuring in the Components operations of ITT Defense & Electronics.

     Portfolio gains at ITT Hartford in 1992 totaled $292 after tax or $2.22 per fully diluted share. Excess catastrophe losses at ITT Hartford in 1992 negatively impacted earnings by $131 after tax or $.99 per fully diluted share. The catastrophes included Hurricanes Andrew and Iniki along with the Los Angeles riots and the Chicago flood. Excluding the aforementioned items, the Corporation's net loss was $217 or $1.88 per fully diluted share.

     In addition, net losses from the Corporation's discontinued Finance and Forest Products operations totaled $576 or $4.38 per fully diluted share due principally to a $612 after tax charge or $4.66 per fully diluted share at ITT Financial primarily to transform the consumer finance business by significantly reducing its domestic unsecured consumer small loan business. As mentioned previously, this business was sold in June 1993. "Discontinued Operations" also included provisions and reserves of $115 after tax or $.87 per fully diluted share to cover the loss on the disposal of assets and for closure expenses of ITT Rayonier's Grays Harbor pulp and paper complex.

CASH FLOW

     Operating income before depreciation and amortization was $2.1 billion in 1994, a 34% improvement over the $1.6 billion in 1993 and an 85% improvement over the $1.1 billion generated in 1992 (before the non-cash charge at the Cameron & Colby unit of ITT Hartford). A continuing focus on improving the operating margins of the Corporation's business units is the primary contributor to the results.

     The Corporation reported cash of $1.4 billion from continuing operating activities in 1994 (approximately 15% higher than in 1993 and 1992) and an additional $.2 billion from discontinued operations. Cash generated from discontinued operations was $.3 billion in 1993 and $.1 billion in 1992. Additional funds totaling $.9 billion were generated on the collection of cash from the sale of divested assets, most of which related to the final installment from the 1992 Alcatel N.V. sale. Previous payments from that sale totaled $.8 billion in 1993 and $1.0 billion in 1992. In addition, investment life contracts written at ITT Hartford provided $2.6 billion in 1994 compared with $1.7 billion in 1993 and $1.6 billion in 1992.

     These funds, along with the use of cash reserves and additional borrowings totaling $2.1 billion in 1994, were reinvested in securities at ITT Hartford ($3.3 billion) and used to fund strategic acquisitions and capital additions totaling $2.4 billion in the Corporation's other businesses, many of which were discussed previously. In addition, cash was used to fund the repurchase of the Corporation's common shares ($1.0 billion), the redemption of ITT Hartford preferred stock ($.2 billion) and the payment of common and preferred dividends ($.3 billion).

     Pursuant to the Corporation's current share repurchase program announced in May 1992, 12.3 million common shares were repurchased in 1994 at an average price of $82.17 per share for a total of $1.0 billion. In 1993, approximately
3.6 million common shares were repurchased at an average price of $86.52 per share for a total of $310. Since the Corporation's stock repurchase programs began in 1987, more than 52 million equivalent shares have been repurchased and redeemed through year-end 1994 for approximately $3.3 billion. Dividend payments were $280, $277 and $270 during 1994, 1993 and 1992, including $47 in 1994 and
$48 in both 1993 and 1992 related to the ESOP preferred stock.

     Cash expenditures for plant, property and equipment were $727 in 1994, $486 in 1993 and $536 in 1992 and are expected to approximate $700 in 1995. The increase in 1994 is largely the result of next generation anti-lock brake technology at ITT Automotive and strategic investment in selected properties at ITT Sheraton. Depreciation in 1994 was $519 compared with $444 in 1993 and $462 in 1992. Accumulated depreciation amounted to 39% of gross plant, property and equipment at year-end 1994 and 47% at year-end 1993. Acquisitions in 1994 totaled $1.7 billion, the most significant of which included the motors and actuators business of General Motors for $374, a 70 percent interest in the Italian luxury hotel chain CIGA SpA for $523, The Phoenician and Crescent Hotel in Arizona and the Park Grand Hotel and an adjacent office building in Sydney, Australia. In 1993, the Desert Inn Properties in Las Vegas were acquired for $160. In January 1995, the Corporation completed a cash tender offer for the outstanding shares of Caesars World, Inc. for $1.7 billion and in March 1995, the Corporation completed the acquisition of a 50% interest in MSG which required initial funding of $610. Short-term financing was arranged for both transactions which is expected to be repaid largely with proceeds from the sale of Finance segment assets in 1995. See "Debt and Liquidity" for additional discussion.

     Expenditures for research, development and engineering totaled $396 in 1994, $460 in 1993 and $502 in 1992, of which approximately 50% was pursuant to customer contracts. The reduction is directly attributable to reduced customer requirements in the Defense companies. Research, development and engineering expenditures have funded numerous product developments such as anti-lock brake and wiper systems, integrated circuits for multimedia applications and digital television, as well as electronic countermeasures and tactical radio communications technology.

BUSINESS SEGMENTS

     Following is a discussion of important factors affecting the sales, revenues and operating income of each Business Segment.

INSURANCE

                                                                                       1994        1993        1992
                                                                                      -------     -------     ------
Revenues............................................................................  $11,102     $10,338     $9,862
Operating Income (Loss).............................................................  $   811     $   719     $ (513)

     For the second consecutive year, revenues and operating income achieved record levels. Revenues increased 7 percent despite lower portfolio gains than in 1993. Portfolio gains included in revenues totaled $90, $155, and $443 in 1994, 1993 and 1992, respectively. Managing the returns on insurance investments totaling $32.5 billion at December 31, 1994 and separate account assets totaling $23.3 billion is an integral part of Insurance operations. Various strategies, including the utilization of derivatives, are used to manage the associated risks of these portfolios. The nature and extent of these strategies are discussed in "Insurance Investment Operations."

  Property and Casualty Insurance Operations

     North American property and casualty underwriting revenues grew $279, or 5 percent, in 1994, compared with 3 percent in the prior year, reflecting increased business volume in both personal and commercial lines of business. International property and casualty underwriting revenues were up 4 percent over 1993, reflecting premium growth in the United Kingdom. Worldwide underwriting results, which improved 32 percent over the prior year, represented the primary source of operating income growth in the insurance segment. The worldwide combined ratio was 104.0 in 1994 (102.8 when excluding Cameron & Colby), an improvement from 107.3 in 1993 and 133.7 in 1992, reflecting a combination of business growth, better market conditions in Europe, and effective cost containment. The 1992 results reflect $900 of reserve strengthening for expected loss developments in surplus lines and reinsurance at Cameron & Colby, $250 of legal defense costs associated with environmental-related claims, and record setting catastrophe losses. The improvements in 1994 were partially offset by a drop in investment income for the second consecutive year, the result of lower interest rates and declines in portfolio gains.

  Life and Health Operations

     Life operations continued to fuel the revenue growth at ITT Hartford, contributing 33 percent of the segment revenues in 1994 compared with 29 percent in 1993 and 24 percent in 1992. This increase, 20 percent in 1994, reflects the continued dramatic improvement in account charge revenues from corporate-owned life insurance (COLI) combined with sustained growth in individual life and annuity lines of business. Operating income in the life operations contributed 31 percent of the insurance segment's results and reflects an average annual growth rate of 22 percent since 1991. The assumption and reinsurance of both COLI and annuity policies from Fidelity Bankers in 1993 and Mutual Benefit in 1992 contributed to the improvements in both revenues and operating income. In 1993, ITT Hartford initiated a transfer of a majority of its group medical and dental benefits business to Massachusetts Mutual Life Insurance Company. The transfer, which was completed in 1994, reflects the strategy to move away from traditional medical health insurance.

     Worldwide life and health deposit premiums on investment type products, which are not reported as premiums or revenues, increased 24 percent compared with 1993, excluding the impact of the annuity businesses assumed from Fidelity Bankers during 1993. This growth reflects the continued expansion of ITT Hartford's variable annuity line of business.

     A continuation of improving operating performance is expected in 1995. Property and casualty underwriting results are expected to continue to be enhanced by business development and cost containment strategies, while it is anticipated that life operations will continue to grow, particularly in the area of individual annuities.

AUTOMOTIVE

                                                                                         1994       1993       1992
                                                                                        ------     ------     ------
Sales.................................................................................  $4,784     $3,580     $3,498
Operating Income......................................................................  $  328     $  164     $  118

     Both sales and operating income achieved record levels in 1994. Sales increased 34 percent, in part due to the acquisition of the motors and actuators business unit of General Motors Corp. Excluding the effects of this acquisition, sales improved 14 percent reflecting a higher market penetration of anti-lock brake systems (ABS) in North America and Europe as well as increased vehicle production. The acquisition of the motors and actuators business improved the geographic balance of ITT Automotive's North American and European sales mix, which is demonstrated by North American sales comprising 50 percent of the total in 1994 compared with 43 percent in 1993 and 32 percent in 1992.

     Operating income doubled in 1994 as a result of increased sales volume, the acquisition of the motors and actuators business and continued cost reductions, partially offset by lower sales prices and higher labor costs. Excluding the acquisition, operating income increased 60 percent, largely the result of higher volume. The benefits of cost reduction programs and the successful integration of the motors and actuators business enabled ITT Automotive to improve operating margins despite significant price concessions granted to customers. Increased operating income in 1993 was largely the result of cost reduction efforts and higher sales volume, partially offset by lower sales prices and higher labor costs.

     Operating income is expected to improve in 1995 from increased market penetration, a full year of operations of the motors and actuators business, as well as continued cost reduction efforts. ABS remains the largest product line offered by ITT Automotive, comprising 26 percent, 30 percent and 27 percent of total sales in 1994, 1993 and 1992, respectively.

DEFENSE & ELECTRONICS

                                                                                         1994       1993       1992
                                                                                        ------     ------     ------
Sales.................................................................................  $1,710     $1,608     $1,856
Operating Income (Loss)...............................................................  $   81     $   53     $  (73)

     During 1994, the Electronics companies achieved profitability for the first time since 1989 and the Defense companies achieved growth in the international defense market. Electronics' sales increased 10 percent in 1994 due to growth in the connector and switch product lines following a decrease of 4 percent in 1993. Defense sales increased 3 percent in 1994 primarily due to increased international defense radar and radio product sales. In 1993, Defense sales decreased 18 percent as the impact of the completion of several major programs and reduced government spending resulted in lower shipments and operations and maintenance contract revenues declined. Sales and operating income have been restated in all periods to reflect the divestiture of several small non-core operating units in 1994. The operating results of these units are reflected in "Dispositions and Other."

     In 1994, the Electronics units achieved profitability through significant operating margin improvements, particularly in the connector business. The 1993 operating income improvement reflected the impact of cost reductions and the absence of a 1992 restructuring provision of $53. At the Defense units, operating income declined in 1994 due to lower margin adjustments on mature military programs, partly offset by higher sales volumes and the benefits of cost reduction programs. Operating income improved in 1993 due to the continued benefits of cost reductions and margin adjustments on mature military programs.

     Order backlog was $2.2, $2.2 and $2.3 billion at December 31, 1994, 1993 and 1992, respectively. New product development and the benefits of ongoing restructuring actions should allow the company to continue profitable growth into 1995.

FLUID TECHNOLOGY

                                                    1994       1993       1992
                                                   ------     ------     ------
Sales............................................. $1,125     $1,030     $1,070
Operating Income.................................. $   99     $   95     $   67

     ITT Fluid Technology reported measured growth and solid operating results in 1994. Sales increased over 9% in 1994, the first significant increase since 1990, the result of new product initiatives, global market development activities, a strong North American heating season caused by severe winter weather and generally strengthening economic conditions worldwide. The acquisition of a German manufacturer of plastic-lined valves and pumps also contributed to the increase. ITT Flygt, through an increase in market share, was the primary contributor to ITT Fluid Technology's gains. The sales decrease in 1993 was due primarily to a stronger U.S. dollar versus many of the European currencies in which Fluid Technology operates.

     Operating income improved in 1994 despite intense competition and increases in raw material costs. The improvement was achieved through higher sales volume, price increases and benefits from cost reduction actions. In 1993, operating income also benefited from cost reduction actions, including the consolidation of facilities to reduce excess capacity. Customer-focused marketing and new product programs together with a reduced cost structure, are expected to allow Fluid Technology to continue its profitable growth during 1995.

HOSPITALITY & ENTERTAINMENT

                                                    1994       1993       1992
                                                   ------     ------     ------
Sales and Revenue................................. $3,927     $3,184     $3,109
Operating Income (Loss)........................... $  161     $   78     $  (28)

     In 1994, strategic acquisitions were coupled with global expansion in the Hospitality & Entertainment segment. Sales and revenues increased in 1994 due to full year results of the gaming operations, improved results in the North American and Asia Pacific regions and acquisitions, such as CIGA SpA in Europe, The Phoenician and Crescent hotels in Phoenix and the Park Grand in Sydney, Australia. The increase in 1993 over 1992 was attributable to the North American region and the impact of the Desert Inn acquired in November. ITT Sheraton has continued enhancing its image by upgrading standards, renovating properties and defranchising nonconforming properties. The ITT Sheraton system, excluding CIGA, generated 31.6 million room nights in 1994, a 1.4 million room night increase from 1993. In developing its gaming operations, the Corporation opened the Sheraton Casino in Tunica County, Mississippi in August and was selected by the government of Nova Scotia as the exclusive developer and operator (for 20 years) of casinos in Halifax and Sydney.

     Operating income in 1994 reflected the improvements in the North American region, a full year contribution from the Sheraton Desert Inn and benefits from cost reductions. Results include a $9 gain on the sale of a passive investment as well as the write-down of certain underperforming assets of a similar amount. In 1993, operating income reflected the accelerated write-off of capitalized development expenses totaling $29 partly offset with an $11 gain on the sale of an investment in Bally's Las Vegas operations.

     Room rates of owned, managed and leased properties averaged $111.24, $105.48, and $107.14 for 1994, 1993, and 1992, respectively, while occupancy rates were 71.1%, 68.5%, and 66.4%. The 1994 average room rate and occupancy rate increases reflect improvements in all regions, especially in North America and Asia Pacific. The 1993 room rate reduction reflects the then stronger U.S. dollar against numerous foreign currencies, particularly in Europe. Total properties numbered 425 in 1994 compared with 407 and 426 in 1993 and 1992, respectively, including franchised properties of 214, 230 and 252 in those years.

     Operating income is expected to continue to improve in 1995 both from existing hotels and from 1994 acquisitions. A primary focus of ITT Sheraton is the successful and efficient integration of these acquisitions. The CIGA SpA acquisition and new casino operations in Halifax and Sydney, Nova Scotia are expected to be significant incremental income sources.

COMMUNICATIONS & INFORMATION SERVICES

                                                        1994     1993     1992
                                                        ----     ----     ----
Sales and Revenues..................................... $833     $800     $817
Operating Income....................................... $155     $162     $170

     The Communications & Information Services (COINS) business segment is comprised of ITT World Directories, a leading publisher of "Yellow Pages" directories primarily in European markets and ITT Educational Services, a leading proprietary provider of technical postsecondary degree programs in the United States.

  ITT World Directories

     In 1994, ITT World Directories prepared to compete as an independent directory publisher in Belgium and began to compete in the Netherlands. Sales and revenues approximated 1993 results when excluding the impacts of foreign exchange. Operating income decreased due to the additional expenses of publishing in competitive environments and the Corporation's share of the costs for establishing a European directory in a joint venture with the Thomas Publishing Company. Excluding these costs, operating income increased 7 percent. When comparing 1993 with 1992 and excluding the effects of foreign exchange, sales and revenues and operating income both increased 5 percent, reflecting modest price increases coupled with reduced operating costs. ITT World Directories continues a program of product diversification and geographic expansion, as exemplified by the company's return to South Africa in 1994. The most significant factor impacting operating performance in 1995 will relate to competitive parameters in Belgium which are not yet fully known.

  ITT Educational Services (ESI)

     During 1994, the Corporation completed an initial public offering of approximately 17 percent of ESI. ESI opened six new schools during the year, raising the total number of ITT Technical Institutes to 54, and student census reached 20,700. Sales and revenues increased 11 percent in 1994 and 1993, reflecting, in both years, an increase in the number of schools and student enrollment. When excluding the current year impact of a change in accounting for marketing and start-up costs, operating income improved 33 percent in 1994, as a result of cost reduction programs and an on-going expansion program. The increase in operating income in 1993 of 14 percent was also the result of cost reduction efforts and expansion. Operating results are expected to improve in 1995 due to additional school openings and a continuing expansion of curricula and degree offerings.

ALCATEL N.V.

                                                         1994     1993     1992
                                                         ----     ----     ----
Equity in Earnings of Alcatel N.V....................... $ --     $ --     $ 97

     The Corporation sold its 30 percent interest in Alcatel N.V. to its joint venture partner, Alcatel Alsthom in July 1992. Proceeds from the sale included $1 billion in cash, two notes collected in July 1993 and 1994 totaling $1.6 billion (including interest) and 9.1 million shares in Alcatel Alsthom. The shares have both a net book value and a fair market value of $.8 billion at February 7, 1995. The Corporation recognized a pretax gain of $942 ($622 after tax) in 1992 on the transaction.

DISPOSITIONS AND OTHER

     Dispositions and Other includes the sales, operating results and the gain or loss from sale or closedown of units other than "Discontinued Operations," along with the sales and operating results of other non-core businesses, principally the Corporation's Community Development subsidiary. In 1994, Dispositions and Other included the operating losses and loss on the sale of the Corporation's

Instruments operations along with a gain on the sale of approximately 17% of ESI. In 1993, gains on the sale of ITT Components Distribution and ITT World Directories United Kingdom operations were the most significant components. 1992 included provisions for the closedown of World Directories' unit in Turkey ($41 pretax offset with tax benefits of a similar amount included in "Income Taxes") along with respective operating losses.

DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM

     In February 1994, the Corporation completed its spin-off of Rayonier Inc., the Corporation's Forest Products segment with net assets of $607 to its common and preferred shareholders. In September 1994, the Corporation announced its plan to seek offers for the purchase of its Finance business segment, principally ITT Financial Corporation. The Corporation believes it will realize proceeds on the sale of ITT Financial that are in excess of the recorded value of the net assets. The results of ITT Rayonier and ITT Financial Corporation are reported as "Discontinued Operations" on a one-line after tax basis.

     In 1994, the net income of the Finance segment totaled $169 or $1.36 per fully diluted share and ITT Rayonier net income totaled $12 or $.09 per fully diluted share for the two months prior to the spin-off. In 1993, Finance segment net income totaled $249 or $1.92 per fully diluted share including a gain on the sale of the domestic unsecured consumer small loan portfolio of $63 or $.48 per fully diluted share. In conjunction with that sale, the Corporation retired Finance segment debt at a premium resulting in an extraordinary loss of $50 after tax or $.38 per fully diluted share. ITT Rayonier net income totaled $53 or $.41 per fully diluted share in 1993.

     Discontinued operations in 1992 included an after tax charge of $612 at ITT Financial primarily to restructure its consumer finance business by reducing its domestic unsecured consumer small loan business, which was sold in June 1993. ITT Rayonier's 1992 results included an after tax provision of $115 for the loss on the disposal and the estimated closure costs of its Grays Harbor pulp and paper complex.

INTEREST, TAXES AND OTHER

     Net interest expense in 1994 increased due to higher average debt levels, the result of 1993 and 1994 acquisitions and share repurchases along with higher average borrowing rates. Net interest expense in 1993 decreased compared with 1992 due to lower average debt levels and higher average cash invested. Net interest expense is expected to increase materially in 1995 due to higher average borrowing and rates.

     Income taxes of $389 in 1994 were provided on pretax income of $1.3 billion representing a 31 percent effective tax rate. Tax exempt interest earned on invested assets at Insurance is the principal cause of a lower effective rate than the U.S. statutory rate. The increase in the Corporation's effective tax rate from 26 percent in 1993 is due primarily to the absence of several one-time benefits, the largest of which related to a change in the U.S. Federal tax rate. This benefit, $22 million, resulted from the remeasurement of the Corporation's net deferred tax assets at 35 percent. "Discontinued Operations," "Extraordinary Item" and "Cumulative Effect of Accounting Changes" are all presented on a net of tax basis and accordingly, the associated taxes are not included in the provision above. Income taxes paid in 1994, 1993 and 1992 were $646, $538 and $234, respectively.

     "Other" consists primarily of corporate expenses, minority equity and non-operating income and expenses. "Other" expenses decreased in 1994 primarily due to the absence of a 1993 provision of $50 pretax for estimated severance and other costs associated with a program aimed at increasing the effectiveness and productivity at the Corporation's headquarters locations. Similarly, this provision is the cause of the increase of "Other" expenses in 1993. In addition, ongoing headquarters administrative and general expenses were lower in 1994 compared with 1993 and in 1993 compared with 1992 partially reflecting the positive effects of the cost reduction program.

DEBT AND LIQUIDITY

     The Corporation's outstanding debt, with the Insurance segment reflected on an equity basis and excluding discontinued operations, was 41% of total capitalization at December 31, 1994 (before recognition of the unrealized loss on investment securities as required by SFAS No. 115 beginning in 1994) compared with 33% at December 31, 1993 on the same basis. The increase is reflected in borrowings which total $4.9 billion in 1994 compared with $3.5 billion in 1993. In addition, cash and cash equivalents of $.6 billion at year-end 1994 are $.5 billion lower than the $1.1 billion at year-end 1993. The Corporation anticipated higher leverage in 1994 as it made strategic acquisitions and accelerated its share repurchases in the third and fourth quarters when share prices were attractive. Insurance debt totaled $1.5 billion at December 31, 1994 and $1.0 billion at December 31, 1993. When fully consolidating the Insurance segment, debt was 47% of total capitalization at year-end 1994 compared with 38% at year-end 1993.

     Effective January 1, 1994, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires investments to be reflected at fair value with the corresponding impact reported as a separate component of Stockholders Equity in situations where those investments are "available for sale," as defined. The accounting standard does not allow for a corresponding fair value adjustment to the Corporation's liabilities. Stockholders Equity can vary significantly between reporting periods as market interest rates and other factors change. Accordingly, the Corporation does not include unrealized gains or losses in its assessment of debt to total capitalization.

     Future debt needs can be met as required by traditional and emerging channels. Certain subsidiaries are subject to restrictions on the transfer of funds to the Corporation, but the restrictions have not affected the Corporation's ability to meet its cash obligations, and no change in this condition is anticipated. Overall, the Corporation's financial position remains strong and flexible.

     The Corporation increased its short-term borrowings by approximately $2.3 billion in February and March of 1995 with the acquisitions of Caesars World, Inc. and 50% of Madison Square Garden Corporation. In addition, borrowings of the discontinued Finance segment totaled $11.6 billion at December 31, 1994. In January 1995, the holders of $3.4 billion of this Finance debt were asked to consent to conform certain ITT Financial indenture provisions with those of the Corporation which, after a proposed merger of ITT Financial into the Corporation, will result in the Corporation becoming the obligor on these debt issues. The solicitation was successfully completed on each of 31 separate security issues. Proceeds from the ITT Financial sale are expected to be used to repay a substantial portion of both the Finance debt and the Corporation's other short-term debt outstanding at December 31, 1994 and incurred with the first quarter 1995 acquisitions.

     In February 1995, the Corporation also entered into two new revolving credit agreements with terms ranging from one to five years with 68 domestic and foreign banks providing aggregate credit commitments of $11 billion. These commitments were made to the ITT parent company and certain of its subsidiaries and are used to assure working capital needs and to support commercial paper. Commercial paper borrowings totaled $2.4 billion at December 31, 1994, $.6 billion of which was issued by the insurance subsidiary. The Corporation's insurance subsidiaries, and its foreign units usually meet their funding requirements on a direct basis and, from time to time, are supplemented through Corporate-established financing vehicles.

     Stockholders equity decreased $.8 billion during 1994 excluding the SFAS No. 115 impact mainly as the result of dividends ($0.3 billion), share repurchases ($1.0 billion), and the spin-off of Rayonier Inc. ($0.6 billion) partly offset by 1994 net income.

     The Corporation operates in a multinational environment with minimal exposures in hyper-inflationary countries. Thus, inflation has not had a significant impact on the financial position of the Corporation or results of its operations in recent periods, nor is it expected to do so in the near future.

     The Corporation uses derivative financial instruments extensively in its life insurance operations as part of its risk management strategy as more fully discussed in "Insurance Investment Operations." Derivative financial instruments are also used to a much lesser degree in several other segments of the Corporation. Interest rate risk relative to the Corporation's debt portfolios is managed through interest rate swap agreements, primarily in the discontinued Finance segment. The multinational operations of the Corporation also create exposure to foreign currency fluctuation. Foreign currency risk relative to the Corporation's net investment in a foreign country, foreign denominated debt or a specific foreign denominated transaction is managed in part through currency swaps and forward exchange contracts. Foreign currency transaction gains or losses were not significant.

     The Corporation is an end-user of derivatives and does not utilize them for speculative purposes. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and therefore are not reflective of credit risk. Credit risk is limited to the amounts calculated to be due or owed by the Corporation on such contracts. The Corporation expects to continue to use interest rate swaps to reduce its cost of borrowing in the future, although the divestment of ITT Financial will result in reduced activity in the future.

INSURANCE INVESTMENT OPERATIONS

     Insurance operations represent the Corporation's largest business segment in terms of assets and revenues. At December 31, 1994, policy liabilities and accruals totaled $34.3 billion (net of ceded reinsurance) which are backed by $42.2 billion in total assets (including insurance investments of $32.5 billion). The insurance segment is managed in two distinct groups; property and casualty operations and life operations. The investment portfolios of both the property and casualty and the life operations are managed based on the underlying characteristics and nature of their respective policy liabilities. Investment management strategies differ significantly as do the nature of these two businesses.

  Property and Casualty Operations

     Property and casualty policy liabilities totaled $14.8 billion (net of ceded reinsurance) at December 31, 1994 which are backed by $20.2 billion in total assets (including insurance investments of $14.1 billion). Property and casualty investment strategies are developed based on a variety of factors including business needs, duration, regulatory requirements and tax considerations. The weighted average duration of the property and casualty investments approximates four and one-half years while the weighted average duration of the policy obligations approximates three years. There are generally no guaranteed interest requirements related to property and casualty policy liabilities. Investments are comprised primarily of intermediate fixed maturity bonds and notes, taxable and non-taxable and corporate bonds. The characteristics of these investments have generally not been altered through the use of derivative financial instruments.

  Life Operations -- Policy Liability Characteristics

     Policy liabilities in the life operations totaled $19.5 billion (net of ceded reinsurance) at December 31, 1994 which are backed by $22.0 billion in total assets (including insurance investments of $18.4 billion). Matching of the duration of life investments with respective policyholder obligations is an explicit objective of the life management strategy. Policy liabilities in the life operations, along with estimated duration periods can be summarized based on investment needs in the following 5 categories at December 31, 1994 (in billions):

                                                                                     ESTIMATED DURATION (YEARS)
                                                                BALANCE AT      -------------------------------------
                                                               DECEMBER 31,      LESS
                         DESCRIPTION                               1994         THAN 1      1-5      6-10     OVER 10
                         -----------                           ------------     ------     -----     ----     -------
Fixed rate asset accumulation vehicles.......................     $ 6.6          $1.3      $ 5.2     $ .1       $ --
Indexed asset accumulation vehicles..........................        .9            .5         .1       --         .3
Interest credited asset accumulation vehicles................       9.4            .2        5.0      3.2        1.0
Long-term payout liabilities.................................       1.8            --        1.1       .5         .2
Short-term payout liabilities................................        .8            .8         --       --         --
                                                                  -----          ----      -----     ----       ----
    Total....................................................     $19.5          $2.8      $11.4     $3.8       $1.5
                                                                  =====          ====      =====     ====       ====

     Fixed Rate Asset Accumulation Vehicles -- Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment, and the liabilities have protection against the early withdrawal of funds through surrender charges. The primary risk associated with these products is that the spread between investment return and credited rate is not sufficient to earn the required return. Product examples include fixed rate guaranteed investment contracts. Contract duration is reflected above and is dependent on the policyholder's choice of guarantee period. The weighted average credited policyholder rate for these policyholder liabilities is 7.5 percent.

     Indexed Asset Accumulation Vehicles -- Products in this category are similar to the fixed rate asset accumulation vehicles, but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk of changes in the index adversely affecting profitability. The weighted average credited rate for these contracts is 5.8 percent. Product examples include indexed guaranteed investment contracts with an estimated duration of up to 2 years.

     Interest Credited Asset Accumulation Vehicles -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value, but are subject to surrender charges for an initial period. The risks vary depending on the degree of insurance element contained in the product. Product examples include universal life contracts and fixed account of variable annuity contracts. Liability duration is short to intermediate term and is reflected in the table above. The average credited rate for these liabilities is 5.75 percent.

     Long-Term Pay Out Liabilities -- Products in this category are long term in nature and contain significant actuarial (mortality, morbidity) pricing risks. The cash flows are not interest sensitive, but do vary based on the timing and amount of benefit payments. The risks associated with these products are that the benefits will exceed expected actuarial pricing and/or the investment return is lower than assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities and long-term disability contracts. Contract duration is generally 6 to 10 years but, at times, exceeds 30 years. Policy liabilities under these contracts are not interest sensitive. Asset and liability durations are matched with the cash flow characteristics of the claims.

     Short-Term Pay Out Liabilities -- These liabilities are short-term in nature with a duration less than one year. Substantially all risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity. Liquidity is of greater concern than the long-term pay-out liabilities. Products include individual and group term contracts and short-term disability contracts.

     Separate Account Variable Products -- These represent products for which a separate investment and liability account is maintained on behalf of the policyholder who bears the investment risk subject, in certain cases, to minimum guaranteed rates or account values. Investment strategy varies by fund choice, as outlined in the prospectus or separate account plan of operations. Products include variable annuities and variable life contracts. Separate account assets and liabilities totaled $23.3 billion at December 31, 1994.

  Life Operations -- Invested Asset Characteristics and Derivative Strategies to Facilitate Asset-Liability Management

     Invested assets in the life operations totaled $18.4 billion at December 31, 1994 and are comprised of asset-backed securities ($6.2 billion), bonds and notes ($8.5 billion), inverse floating securities ($0.5 billion), and other investments, primarily policy loans ($3.2 billion). The estimated maturities of these fixed and variable rate investments, along with the respective yields at December 31, 1994, are reflected below (in millions). Asset-backed securities are distributed to maturity year based on the Corporation's estimate of the rate of future prepayments of principal over the remaining life of the securities. Expected maturities differ from contractual maturities reflecting borrower's rights to call or prepay their obligations.

                                            1995       1996       1997       1998       1999      THEREAFTER      TOTAL
                                           ------     ------     ------     ------     ------     ----------     -------
ASSET BACKED SECURITIES
VARIABLE RATE*
  Amortized Cost.........................  $   93     $  141     $  144     $  109     $   68       $  452       $ 1,007
  Market Value...........................  $   71     $  166     $  164     $  129     $   81       $  310       $   921
  Taxable Equivalent Yield...............    6.93%      7.27%      6.99%      7.37%      7.66%        7.80%         7.47%
FIXED RATE
  Amortized Cost.........................  $  768     $  960     $  548     $  464     $  816       $2,044       $ 5,600
  Market Value...........................  $  772     $  933     $  519     $  415     $  757       $1,858       $ 5,254
  Taxable Equivalent Yield...............    7.36%      6.89%      7.26%      7.12%      6.83%        7.20%         7.11%

BONDS AND NOTES
VARIABLE RATE*
  Amortized Cost.........................  $  260     $  130     $  141     $   25     $  146       $  373       $ 1,075
  Market Value...........................  $  257     $  126     $  131     $   25     $  131       $  320       $   990
  Taxable Equivalent Yield...............    6.79%      4.56%      5.40%      5.53%      6.41%        6.46%         6.15%
FIXED RATE
  Amortized Cost.........................  $1,272     $1,247     $1,143     $  710     $  903       $2,622       $ 7,897
  Market Value...........................  $1,256     $1,207     $1,093     $  661     $  820       $2,429       $ 7,466
  Taxable Equivalent Yield...............    6.21%      6.06%      6.21%      6.21%      6.93%        7.17%         6.58%

INVERSE FLOATING
  Amortized Cost.........................  $   14     $   38     $   56     $   35     $   40       $  551       $   734
  Market Value...........................  $   14     $   30     $   43     $   25     $   25       $  381       $   518
  Taxable Equivalent Yield...............   11.98%      7.73%      6.17%      8.32%      8.13%        7.50%         7.59%

TOTAL FIXED MATURITIES
  Amortized Cost.........................  $2,407     $2,516     $2,032     $1,343     $1,973       $6,042       $16,313
  Market Value...........................  $2,370     $2,462     $1,950     $1,255     $1,814       $5,298       $15,149
  Taxable Equivalent Yield...............    6.71%      6.40%      6.50%      6.67%      6.90%        7.22%         6.84%

- ---------------
* Variable rate securities are instruments for which the coupon rates move directly with an index rate. Included in the caption are the Company's holdings of residuals which represent less than 1% of the Life operations investment assets. Residuals, for which cost approximates market, have an average life of 4.8 years and earn an average yield of 12.2%. Interest-only securities, for which cost approximates market, have an average life of 7 years and earn an average yield of 10.7%.

     In addition, other investments comprised primarily of policy loans, totaled $3.2 billion at December 31, 1994. These loans, which carry a current weighted average interest rate of 10%, are secured by the cash value of the life policy. These loans do not mature in a conventional sense but expire in conjunction with the supporting actuarial assumptions and developments.

     Life investments are managed to conform with the various liability-driven objectives discussed above. Derivatives play an important role in facilitating the management of interest rate risk, in creating opportunities to develop asset packages which efficiently fund product obligations, in hedging against indexation risks which affect the value of certain liabilities, and in adjusting broad investment risk characteristics when dictated by significant changes in market risks. As an end user of derivatives, the Corporation uses a variety of derivative financial instruments, including swaps, caps, floors and exchange traded financial futures and options as a means of prudently hedging exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk. Credit risk is limited to the amounts calculated to be due to the Corporation on such contracts. Payment obligations between the Corporation and its counterparties are typically netted on a quarterly basis. The Corporation has strict policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement requirements to further limit its credit risk. Notional amounts pertaining to derivative financial instruments totaled $9.4 billion at December 31, 1994 ($7.7 billion related to life investments and $1.7 billion on the liabilities).

     The following strategies are used to manage the aforementioned risks associated with the Life obligations:

     Anticipatory Hedging -- For certain liability types, the Company commits to the price of the product in advance of the receipt of the associated premium or deposit. To hedge the Company's expected cash flows against adverse changes in market interest rates, the Company routinely executes anticipatory hedges which immunize the Company against asset price changes which would result from changes in market interest rates. Typically, these hedges involve taking a long position in an interest rate future or swap which has a duration equivalent to the anticipated investments, which in turn approximate the duration of the associated liabilities. The notional amount of derivatives used for anticipatory hedges totaled $1.1 billion at December 31, 1994.

     Liability Risk Adjustments -- Several products obligate the Company to credit a return to the contractholder which is indexed to a market rate. Derivatives, typically in the form of swaps, are extensively used to convert the specific liability indexation risk to a risk which is more common, such as a fixed rate or a floating rate of LIBOR. By swapping the liability risk into a more common asset risk, a broader array of assets may be effectively matched against these liabilities. This strategy permits the customization of liability indexation to meet customer objectives without the need to identify assets which directly match each index. The notional amount of derivatives used for liability risk adjustment totaled $1.7 billion at December 31, 1994.

     Asset Hedges/Synthetic Asset Investments -- The selection of investment risk characteristics is driven by the liability-specific needs of each obligation. Investment needs may range from very short duration to very long duration, from floating rate to fixed rate, from callable to non-callable. To meet the obligations of life policyholders, investment managers consider a range of available investment alternatives. In order to provide greater risk diversification, the Company often invests in securities for which most, but not all, of the desired investment characteristics are met. The Company may choose to create a synthetic asset by combining two or more instruments to achieve the desired investment characteristics. Many times, the unwanted risks can be effectively managed through the use of derivatives. As an example, currency-linked notes or inverse floating rate characteristics can be converted to alternative fixed or floating rate notes with any currency or unwanted interest risk eliminated or reduced. The choice of derivative instrument for hedging depends upon the investment risk to be offset, the cost efficiency and liquidity of the derivative instrument, as well as the ongoing need to review the overall balance of asset and liability characteristics in the life operations. The notional amount of derivatives used for hedges of physical or synthetic assets totaled $3.0 billion at December 31, 1994.

     Portfolio Duration Hedges -- The term "duration" refers to the degree of change in the value or return of an asset (or group of assets) which results from an external market change, such as a change in level of current interest rates. As market conditions change, these duration characteristics sometimes require adjustments in order to preserve the appropriate asset-liability balance. As an example, a precipitous drop in interest rates may accelerate mortgage prepayments and shorten the expected maturity of a portfolio of mortgage securities. Duration hedges compensate for this risk by adjusting average asset duration parameters. The notional amount of derivatives used for duration hedges totaled $3.6 billion as of December 31, 1994.

     The Corporation is committed to maintaining an effective risk management discipline. Approved derivatives usage must support at least one of the following objectives: to manage the risk to the operation arising from price, interest rate and foreign currency volatility, to manage liquidity, and control transaction costs. All investment activity in the Insurance operations is subject to regular review and approval by the Insurance operation's Finance Committee. Credit limits, diversification standards and review procedures for all credit risk whether borrower, issuer, or counterparty have been established. The life operations analyze the aggregate interest rate risk through the use of a proprietary, multi-scenario cash flow projection model which encompasses all liabilities and their associated investments, including derivatives.

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

     (b) On October 20, 1994, ITT filed a Form 8-K Current Report reporting under Item 5 that it would seek offers to purchase its ITT Financial Corporation subsidiary and would report the results for that company as "Discontinued Operations." On December 15, 1994, ITT filed a Form 8-K Current Report reporting under Item 5 certain clarifications and expanded descriptions concerning accounting matters, including insurance matters and derivative securities.

                         INDEX TO FINANCIAL STATEMENTS
                                 AND SCHEDULES

                                                                                     PAGE
                                                                                    -------
Report of Management..............................................................  F-2
Report of Independent Public Accountants..........................................  F-3
Consolidated Income for the three years ended December 31, 1994...................  F-4
Consolidated Balance Sheet as of December 31, 1994 and 1993.......................  F-5
Consolidated Cash Flow for the three years ended December 31, 1994................  F-6
Consolidated Retained Earnings for the three years ended December 31, 1994........  F-7
Consolidated Capital Stock and Surplus for the three years ended December 31, 1994  F-7
Cumulative Preferred Stock as of December 31, 1994 and 1993.......................  F-7
Notes to Financial Statements.....................................................  F-8-24
Business Segment Information......................................................  F-25
Geographical Information..........................................................  F-25
Quarterly Results for 1994 and 1993 (unaudited)...................................  F-26
Export Sales (unaudited)..........................................................  F-26
Valuation and Qualifying Accounts.................................................  S-1
Supplementary Insurance Information...............................................  S-2
Supplemental Information Concerning Property and Casualty Insurance Operations....  S-2
Reinsurance.......................................................................  S-3

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

     ITT's financial statements are audited by Arthur Andersen LLP, independent public accountants, elected by the shareholders. Management has made ITT's financial records and related data available to Arthur Andersen LLP, and believes that the representations made to the independent public accountants are valid and complete.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF ITT CORPORATION:

     We have audited the financial statements of ITT Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, as described in the accompanying Index to Financial Statements and Schedules. These financial statements and the schedules referred to below are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in the accompanying notes to financial statements, the Corporation adopted new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting, effective January 1, 1994, for certain investments in debt and equity securities and, effective January 1, 1992, for postretirement benefits other than pensions and postemployment benefits. The Corporation also changed effective January 1, 1994, its method used to discount certain workers compensation liabilities and its accounting method for certain marketing and start-up costs.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

New York, New York
February 2, 1995

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME

                          IN MILLIONS EXCEPT PER SHARE

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                      1994        1993        1992
                                                                                     -------     -------     -------
RESULTS FOR YEAR
Sales and Revenues
  Insurance........................................................................  $11,102     $10,338     $ 9,862
  Products.........................................................................    7,647       6,529       6,762
  Services.........................................................................    4,871       4,262       4,336
                                                                                     -------     -------     -------
                                                                                      23,620      21,129      20,960
Costs and Expenses
  Insurance........................................................................   10,291       9,619      10,375
  Products (including selling and general expenses of $606, $618 and $654).........    7,148       6,213       6,656
  Services (including selling and general expenses of $495, $444 and $481).........    4,556       4,027       4,252
  Other............................................................................      120         206         158
                                                                                     -------     -------     -------
                                                                                       1,505       1,064        (481)
Equity in earnings of Alcatel N.V..................................................       --          --          97
Gain on sale of Alcatel N.V........................................................       --          --         942
Interest expense (net of interest income of $129, $168 and $160)...................     (208)       (147)       (169)
Miscellaneous income (expense), net................................................      (38)         13          (3)
                                                                                     -------     -------     -------
                                                                                       1,259         930         386
Income taxes.......................................................................     (389)       (242)        (43)
Minority equity....................................................................      (18)        (27)        (27)
                                                                                     -------     -------     -------
Income from Continuing Operations..................................................      852         661         316
Discontinued Operations, net of tax (expense) benefit of $(86), $(133) and $330....      181         302        (576)
Extraordinary Item, net of tax benefit of $25......................................       --         (50)         --
Cumulative Effect of Accounting Changes, net of tax benefit of $8 and $322.........      (11)         --        (625)
                                                                                     -------     -------     -------
Net Income (Loss)..................................................................  $ 1,022     $   913     $  (885)
                                                                                     =======     =======     =======
EARNINGS (LOSS) PER SHARE
Income from Continuing Operations
  Primary..........................................................................  $  7.10     $  5.22     $  2.45
  Fully Diluted*...................................................................  $  6.66     $  4.95     $  2.19
Discontinued Operations
  Primary..........................................................................  $  1.57     $  2.51     $ (4.92)
  Fully Diluted*...................................................................  $  1.45     $  2.33     $ (4.38)
Extraordinary Item
  Primary..........................................................................  $    --     $  (.41)    $    --
  Fully Diluted....................................................................  $    --     $  (.38)    $    --
Cumulative Effect of Accounting Changes
  Primary..........................................................................  $  (.10)    $    --     $ (5.46)
  Fully Diluted*...................................................................  $  (.09)    $    --     $ (4.71)
Net Income (Loss)
  Primary..........................................................................  $  8.57     $  7.32     $ (7.93)
  Fully Diluted*...................................................................  $  8.02     $  6.90     $ (6.90)
                                                                                     =======     =======     =======
AVERAGE COMMON EQUIVALENT SHARES -- PRIMARY........................................      115         120         117
                                                                                     =======     =======     =======
AVERAGE COMMON EQUIVALENT SHARES -- FULLY DILUTED..................................      125         129         132
                                                                                     =======     =======     =======

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

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                  IN MILLIONS EXCEPT FOR SHARES AND PER SHARE

                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                                                                                               1994          1993
                                                                                             --------       -------
ASSETS
Cash and Cash Equivalents..................................................................  $    568       $ 1,135
Receivables, net...........................................................................     4,779         5,011
Inventories................................................................................     1,049           963
Insurance Investments......................................................................    32,453        30,582
Reinsurance Recoverables...................................................................    12,220        11,577
Deferred Policy Acquisition Costs..........................................................     2,525         2,024
Plant, Property and Equipment, net.........................................................     5,346         3,370
Other Assets...............................................................................     5,261         4,401
Assets of Discontinued Finance Operations..................................................    13,398        11,498
Insurance Separate Account Assets..........................................................    23,255        16,637
                                                                                             --------       -------
                                                                                             $100,854       $87,198
                                                                                             ========       =======
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities --
  Policy liabilities and accruals..........................................................  $ 45,620       $40,884
  Insurance debt...........................................................................     1,498           963
  Other debt (including ESOP of $562 and $603).............................................     4,909         3,514
  Accounts payable and accrued liabilities.................................................     3,523         3,361
  Other liabilities........................................................................     3,856         3,563
  Liabilities of Discontinued Finance Operations...........................................    12,734        10,626
  Insurance separate account liabilities...................................................    23,255        16,637
                                                                                             --------       -------
                                                                                               95,395        79,548
                                                                                             --------       -------
Stockholders Equity --
  Cumulative preferred stock (aggregate liquidation value of $695 as of December 31,
    1994)..................................................................................       655           673
  Common stock: Authorized 200,000,000 shares, $1 par value
                Outstanding 105,672,252 and 117,560,877....................................       106           118
  Deferred compensation -- ESOP............................................................      (562)         (603)
  Cumulative translation adjustments.......................................................      (113)         (206)
  Unrealized gain (loss) on securities, net of tax.........................................    (1,376)           80
  Retained earnings........................................................................     6,749         7,588
                                                                                             --------       -------
                                                                                                5,459         7,650
                                                                                             --------       -------
                                                                                             $100,854       $87,198
                                                                                             ========       =======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOW

                                  IN MILLIONS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                   1994         1993         1992
                                                                                 --------     --------     --------
OPERATING ACTIVITIES
Net Income (Loss)..............................................................  $  1,022     $    913     $   (885)
Discontinued Operations........................................................      (181)        (302)         576
Extraordinary Item.............................................................        --           50           --
Cumulative Effect of Accounting Changes........................................        11           --          625
                                                                                 --------     --------     --------
    Income from Continuing Operations..........................................       852          661          316
Adjustments to Income from Continuing Operations:
  Depreciation and amortization................................................       597          509          467
  Provision for doubtful receivables...........................................        66           48           45
  Gain on divestments -- pretax................................................        (9)         (34)        (916)
  Gain on sale of portfolio securities -- pretax...............................       (90)        (155)        (443)
  Change in receivables, inventories, payables and accrued liabilities.........      (139)         386          206
  Accrued and deferred taxes...................................................      (195)        (288)        (239)
  Increase in liability for policy benefits and unpaid claims..................       610          233        1,873
  Increase in deferred policy acquisition costs................................      (484)        (359)        (235)
  Decrease in reinsurance and other related assets.............................       241          244          107
  Other, net...................................................................       (69)         (40)           5
                                                                                 --------     --------     --------
Cash from continuing operations................................................     1,380        1,205        1,186
Cash from discontinued operations..............................................       157          344           98
                                                                                 --------     --------     --------
    Cash from operating activities.............................................     1,537        1,549        1,284
                                                                                 --------     --------     --------
INVESTING ACTIVITIES
Additions to plant, property and equipment.....................................      (727)        (486)        (536)
Acquisitions...................................................................    (1,667)        (180)         (26)
Proceeds from divestments......................................................       872          900        1,077
Purchase of insurance investments..............................................   (18,962)     (27,372)     (22,278)
Sale and maturity of insurance investments.....................................    15,702       25,050       19,900
Other, net.....................................................................         7            7          (92)
                                                                                 --------     --------     --------
    Cash used for investing activities.........................................    (4,775)      (2,081)      (1,955)
                                                                                 --------     --------     --------
FINANCING ACTIVITIES
Short-term debt, net...........................................................     1,823         (324)         448
Long-term debt issued..........................................................       273          341           48
Long-term debt repaid..........................................................      (547)        (351)        (394)
Investment life contracts, net.................................................     2,584        1,734        1,617
Repurchase of common stock.....................................................    (1,016)        (306)        (105)
Redemption of subsidiary preferred stock.......................................      (178)         (29)          --
Dividends paid.................................................................      (280)        (277)        (270)
Other, net.....................................................................       (12)          29         (125)
                                                                                 --------     --------     --------
    Cash from financing activities.............................................     2,647          817        1,219
                                                                                 --------     --------     --------
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS..............................        24          (26)         (27)
                                                                                 --------     --------     --------
Increase (decrease) in Cash and Cash Equivalents...............................      (567)         259          521
Cash and Cash Equivalents -- Beginning of Year.................................     1,135          876          355
                                                                                 --------     --------     --------
CASH AND CASH EQUIVALENTS -- END OF YEAR.......................................  $    568     $  1,135     $    876
                                                                                 ========     ========     ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest.....................................................................  $    386     $    339     $    393
                                                                                 ========     ========     ========
  Income taxes.................................................................  $    646     $    538     $    234
                                                                                 ========     ========     ========

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED RETAINED EARNINGS

                          IN MILLIONS EXCEPT PER SHARE

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                      1994         1993         1992
                                                                                     ------       ------       ------
Balance -- Beginning of Year.....................................................    $7,588       $7,058       $8,202
  Net Income (Loss)..............................................................     1,022          913         (885)
  Dividends declared -- Cumulative preferred stock, net of tax benefit...........       (36)         (36)         (43)
    Common stock -- $1.98, $1.98 and $1.84 per share.............................      (228)        (235)        (216)
    Common stock of ITT Rayonier.................................................      (621)          --           --
    Repurchases of Common Stock..................................................      (976)        (112)          --
                                                                                     ------       ------       ------
Balance -- End of Year...........................................................    $6,749       $7,588       $7,058
                                                                                     ======       ======       ======

                     CONSOLIDATED CAPITAL STOCK AND SURPLUS

                         IN MILLIONS EXCEPT FOR SHARES

                                                          CUMULATIVE
                                                        PREFERRED STOCK               COMMON STOCK
                                                     ---------------------       ----------------------       CAPITAL
                                                       SHARES       AMOUNT         SHARES        AMOUNT       SURPLUS
                                                     ----------     ------       -----------     ------       -------
Balance -- December 31, 1991.......................  14,714,099     $ 967        114,422,056      $114         $   8
  Redemption of ESOP Series preferred stock........    (111,859)       (8)                --        --            --
  Stock incentive plans............................          --        --            361,031        --            16
  Stock conversions................................  (3,647,710)     (174)         5,940,563         6           168
  Redemptions and repurchases......................  (1,059,777)      (98)        (1,664,518)       (1)         (116)
                                                     ----------     -----        -----------      ----         -----
Balance -- December 31, 1992.......................   9,894,753       687        119,059,132       119            76
  Redemption of ESOP Series preferred stock........    (175,964)      (14)                --        --            (2)
  Stock incentive plans............................          --        --          1,915,760         2           121
  Stock conversions................................    (137,460)       --            173,993        --            --
  Repurchases......................................          --        --         (3,588,008)       (3)         (195)
                                                     ----------     -----        -----------      ----         -----
Balance -- December 31, 1993.......................   9,581,329       673        117,560,877       118            --
  Redemption of ESOP Series preferred stock........    (179,555)      (13)                --        --            --
  Stock conversions................................     (99,345)       (5)           116,428        --             5
  Stock incentive plans............................          --        --            283,463        --            18
  Repurchases......................................          --        --        (12,288,516)      (12)          (23)
                                                     ----------     -----        -----------      ----         -----
Balance -- December 31, 1994.......................   9,302,429     $ 655        105,672,252      $106         $  --
                                                     ==========     =====        ===========      ====         =====

                           CUMULATIVE PREFERRED STOCK

                            STATED VALUE IN MILLIONS

                                            PER SHARE --
                                          DECEMBER 31, 1994                   1994                       1993
                                      -------------------------       --------------------       --------------------
                                      CONVERSION     REDEMPTION                     STATED                     STATED
                                         RATE          PRICE            SHARES      VALUE          SHARES      VALUE
                                      ----------     ----------       ----------    ------       ----------    ------
2.25 Series N.......................     1.2660        $85.00            545,546     $  2           581,535     $  2
5.221 ESOP Series...................     1.1191         77.20          8,756,883      653         8,999,794      671
                                                                       ---------     ----         ---------     ----
                                                                       9,302,429     $655         9,581,329     $673
                                                                       =========     ====         =========     ====

     The Corporation has authorized 50,000,000 shares of cumulative preferred stock, without par value, which are issuable in series. The ESOP Series shares are redeemable at $77.20 per share reduced annually through June 30, 1999 to $74.59 per share.

     Liquidation preference on shares outstanding is $34 per share for the Series N and $77.20 per share for the ESOP Series.

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

     The liability for property and casualty claims includes amounts determined by claim adjusters for reported losses and estimates for unreported claims based on past experience. The ultimate loss with respect to asbestos and environmental-related claims is particularly uncertain and cannot be estimated using conventional reserving techniques due to inconsistencies in past experience as discussed in "Commitments and Contingencies". Certain liabilities for unpaid claims are discounted at an interest rate of 8.1% at December 31, 1994. Such liabilities relate to permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts that fund loss runoffs for unrelated parties. The discount amounted to $432 and $362 as of December 31, 1994 and 1993. Unearned premiums are calculated principally by the application of monthly pro rata fractions for the unexpired terms of policies in force.

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

     The Consolidated Balance Sheet includes insurance separate account assets and liabilities at market value. Separate account assets and liabilities represent funds maintained in accounts of policyholders to meet specific investment objectives in exchange for a management fee. Policyholders bear the investment risk subject, in certain cases, to minimum guaranteed rates or account values and investment income (including investment gains and losses) accrues directly to policyholders. The assets of each account are segregated and are not subject to claims that arise out of any other business of the Corporation. Investment income (including investment gains and losses) on insurance separate account assets are not reflected in the Consolidated Income Statement. Separate account management fees, net of minimum guarantees, were $256, $189 and $92 in 1994, 1993 and 1992.

     The Corporation, primarily through its insurance operations, uses a variety of derivative financial instruments, including swaps, caps, floors and exchange traded financial futures and options as a means of hedging exposure to price, foreign currency and/or interest rate risks. The Corporation and its subsidiaries are end-users and do not utilize these instruments for speculative purposes. See "Insurance Investments and Derivative Financial Instruments" for relevant accounting policies and additional discussion.

     Hotel Operations: As of December 31, 1994 the Corporation operates 143 hotels under long-term management agreements. These agreements effectively convey to the Corporation the right to use the hotel properties in exchange for payments to the properties' owners which are based primarily on the hotels' profitability. Accordingly, the Corporation includes the operating results of hotel properties under long-term management agreements in its consolidated financial statements. Revenues related to these hotel properties were $2.6 billion, $2.4 billion and $2.3 billion for 1994, 1993 and 1992 and amounts provided for payments to the property owners for the use of the hotel properties were $.5 billion, $.4 billion and $.4 billion for 1994, 1993 and 1992.

     Cash and Cash Equivalents: The Corporation considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

     Plant, Property and Equipment: Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. The Corporation normally claims the maximum depreciation deduction allowable for tax purposes. In general, for financial reporting purposes, depreciation is provided on a straight-line basis over the useful economic lives of the assets involved. Accumulated depreciation was $3,490 and $2,974 at December 31, 1994 and 1993.

     Revenue Recognition: Product sales are recognized upon shipment and service revenue is recognized when the services have been rendered.

     Research and Development: Research and development costs are expensed as incurred. Such costs included in costs and expenses were $396, $460 and $502 in 1994, 1993 and 1992, respectively.

     Earnings Per Share: Fully diluted earnings per share is based on the weighted average of common stock equivalents and assumes conversion of convertible preferred stock, including the ESOP Series. Net income applicable to fully diluted earnings per share consists of reported net income or loss adjusted for the amount, net of tax, the Corporation would be required to contribute to the ESOP if the ESOP Series preferred shares were converted into common stock.

     Primary earnings per share is based, in 1994 and 1993, on the weighted average of common and common equivalent shares outstanding, which include Series N convertible preferred stock and stock options. In 1992, common equivalent shares, which include Series K and N convertible preferred stock and stock options, have not been considered since their effect is anti-dilutive. With respect to options, it is assumed that proceeds received upon exercise will be used to acquire common stock of the Corporation. In 1994 and 1993, net income applicable to primary earnings per share consists of the reported net income adjusted for dividend requirements on preferred stock not considered common stock equivalents, net of the related tax benefits. In 1992, net income applicable to primary earnings per share consists of reported net loss adjusted for dividend requirements on all preferred stock series, net of the related tax benefits.

     Reclassifications: Certain amounts in the prior years financial statements have been reclassified to conform with the current year presentation.

CHANGES IN ACCOUNTING PRINCIPLES

     Changes Adopted in 1994: During the 1994 first quarter, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available for sale" or "trading" based on the company's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholders Equity directly or is reflected in the Statement of Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholders Equity. Under SFAS No. 115, the Corporation's portfolios are classified as "available for sale" and accordingly, investments are reflected at fair value with the corresponding impact included as a component of Stockholders Equity designated "Unrealized gain (loss) on securities, net of tax". At December 31, 1994, the unrealized loss on securities, net of tax was $1.4 billion.

     In adopting SFAS No. 115, the Corporation followed the guidelines of the Emerging Issues Task Force (EITF) issue no. 93-18 which prescribes specific accounting treatment with respect to mortgage-backed interest-only investments. EITF 93-18 reached the conclusion that the measure of impairment of these instruments should be changed from undiscounted cash flows to fair value. Accordingly, the amortized cost basis of such instruments that were determined to have other-than-temporary impairment losses at the time of initial adoption of SFAS No. 115 have been written down to fair value and reflected as a cumulative effect of accounting change as of January 1, 1994. The writedown totaled $36 million after tax or $0.29 per fully diluted share.

     Also in the 1994 first quarter, the Corporation changed its method used to discount long-term tabular workers compensation liabilities from a statutory interest rate to an appropriate market interest rate. The market rate, which approximated 7%, represents the rate of return the Corporation could receive on risk-free investments with maturities comparable to those of the liabilities being discounted. At December 31, 1993, those liabilities were discounted at 3 to 3 1/2% in accordance with statutory insurance guidelines. A $42 million after tax or $0.33 per fully diluted share benefit was recorded as a cumulative effect of accounting change in the accompanying Consolidated Income Statement.

     During the 1994 fourth quarter, the Corporation changed its method of accounting for certain marketing and start-up costs to expense such costs as incurred effective January 1, 1994. Such costs related principally to student recruitment at ITT Educational Services and had previously been deferred and amortized. A charge of $17 million after tax or $0.13 per fully diluted share has been recorded as a "Cumulative Effect of Accounting Change" in the accompanying Consolidated Income Statement. The 1994 earnings impact of this change in accounting was $5 after tax or $0.04 per fully diluted share.

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

ALCATEL N.V.

     In July 1992, the Corporation sold its 30% equity interest in Alcatel N.V. (Alcatel) to its joint venture partner, Alcatel Alsthom, resulting in a pretax gain of $942 or $622 after tax ($4.71 per fully diluted share). The Corporation received cash at the closing of $1 billion, two notes payable in 1993 and 1994 valued at $1.4 billion and 9.1 million shares of Alcatel Alsthom stock recorded at $806. The Alcatel Alsthom stock, which is carried at cost, is included in "Other Assets" in the accompanying Balance Sheet and has a value of $.8 billion and $1.3 billion based on the quoted market prices at December 31, 1994 and 1993, respectively.

     Equity in earnings of Alcatel in 1992 represent the Corporation's 30% equity in after tax income of Alcatel, adjusted for amortization of the amount by which the Corporation's investment exceeded its equity in the joint venture, over periods not longer than 40 years.

RECEIVABLES

     Receivables were $4,779 and $5,011 at December 31, 1994 and 1993, net of allowances for doubtful accounts of $157 and $127 and included insurance premiums receivable and agents' balances of $2,064 and $1,842, trade receivables of $2,572 and $2,243 and other receivables of $300 and $1,053. Other receivables in 1993 included notes receivable from the sale of Alcatel totaling $785, which was collected during July 1994.

INCOME TAX

     Income tax data from continuing operations is as follows:

                                                                                          1994      1993      1992
                                                                                         ------     -----     -----
Pretax income
  U.S..................................................................................  $  839     $ 641     $ 196
  Foreign..............................................................................     420       289       190
                                                                                         ------     -----     -----
                                                                                         $1,259     $ 930     $ 386
                                                                                         ------     -----     -----
Provision for income tax
  Current
    U.S. Federal.......................................................................  $  369     $ 390     $ 186
    State and local....................................................................       9        15         8
    Foreign............................................................................     201       130        76
                                                                                         ------     -----     -----
                                                                                            579       535       270
                                                                                         ------     -----     -----
  Deferred
    U.S. Federal.......................................................................    (182)     (263)     (205)
    Foreign and other..................................................................      (8)      (30)      (22)
                                                                                         ------     -----     -----
                                                                                           (190)     (293)     (227)
                                                                                         ------     -----     -----
                                                                                         $  389     $ 242     $  43
                                                                                         ======     ======    ======

     No provision was made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $1.1 billion since these amounts are permanently reinvested.

     Deferred income taxes represent the tax effect related to recording revenues and expenses in different periods for financial reporting and tax purposes. The December 31, 1994 and 1993 Balance Sheets include net U.S. Federal deferred tax assets of $1,998 and $1,098, respectively (included in "Other Assets"), and net foreign and other deferred tax liabilities of $180 and $198, respectively (included in "Other Liabilities").

     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                                                                1994                    1993
                                                                         -------------------     -------------------
                                                                          U.S.       FOREIGN      U.S.       FOREIGN
                                                                         FEDERAL     & OTHER     FEDERAL     & OTHER
                                                                         -------     -------     -------     -------
Unrealized (gain) loss on insurance investments........................  $  645       $  11      $  (22)      $ (19)
Discounted insurance loss reserves.....................................     710          --         672          --
Other insurance related items..........................................     305         (72)        255         (60)
Employee benefits......................................................     300          28         267          24
Reserve for bad debts..................................................      41          --          32          --
Accelerated depreciation...............................................     (77)       (178)        (78)       (156)
Installment sales......................................................      --          --        (108)         --
Reserves and other.....................................................      74          31          80          13
                                                                         ------       -----      ------       -----
                                                                         $1,998       $(180)     $1,098       $(198)
                                                                         ======       =====      ======       =====

     A reconciliation of the tax provision at the U.S. statutory rate to the provision for income tax as reported is as follows:

                                                                                           1994      1993      1992
                                                                                           -----     -----     -----
Tax provision at U.S. statutory rate.....................................................  $ 441     $ 326     $ 131
Tax exempt interest......................................................................    (45)      (25)      (25)
Change in U.S. tax law...................................................................     --       (32)       --
Foreign tax rate differential............................................................      3       (23)      (39)
Other....................................................................................    (10)       (4)      (24)
                                                                                           -----     -----     -----
Provision for income tax.................................................................  $ 389     $ 242     $  43
                                                                                           =====     =====     =====

DEBT

     Borrowings, as of December 31, excluding those included in "Liabilities of Discontinued Finance Operations," consisted of:

                                                                                  INSURANCE               OTHER
                                                                               ----------------     -----------------
                                                                                1994      1993       1994       1993
                                                                               ------     -----     ------     ------
Commercial paper.............................................................  $  646      $250     $1,708     $  268
Bank loans and other short-term..............................................     230       110        483        536
Long-term....................................................................     622       603      2,156      2,107
ESOP debt....................................................................      --        --        562        603
                                                                               ------      ----     ------     ------
                                                                               $1,498      $963     $4,909     $3,514
                                                                               ======      ====     ======     ======

     The fair value of the Corporation's commercial paper and bank loans and other short-term loans approximates carrying value. The weighted average interest rate for commercial paper was 6.0% and 5.6% at December 31, 1994 and 1993, respectively for Insurance and 5.9% and 4.6% for Other. The weighted average interest rate of bank loans and other short-term borrowings was 6.1% and 3.3% at December 31, 1994 and 1993, respectively, for Insurance and 6.0% and 7.0% for Other. Bank loans and other short-term debt are drawn down under lines of credit, some of which extend for a fixed term of several years. As of December 31, 1994, the Corporation had unused credit lines of $3.5 billion, approximately 60% of which supports outstanding commercial paper. Separately, the Corporation had unused credit lines of $4.6 billion for Finance, substantially all of which supports outstanding commercial paper of the Finance segment included in "Liabilities of Discontinued Finance Operations."

     Long-term debt maturities and interest rate percentages at December 31 were:

                                                      BELOW     6.0-     7.0-      8.0-      9.0-     OVER
                                                        6       6.99     7.99      8.99      9.99      10      TOTAL
                                                      -----     ----     ----     ------     ----     ----     ------
1995................................................  $ 77      $ 27     $ --     $   --     $  3     $ 74     $  181
1996................................................   206        26      227        384        3       --        846
1997................................................    --        78       --         11       --      112        201
1998................................................    --        42       --        300       --       30        372
1999................................................    --        16       59         28       --       --        103
Thereafter..........................................    --       240      267        300      400       14      1,221
                                                      ----      ----     ----     ------     ----     ----     ------
Total -- 1994.......................................  $283      $429     $553     $1,023     $406     $230     $2,924
                                                      ====      ====     ====     ======     ====     ====     ======
Total -- 1993.......................................  $619      $170     $434     $  851     $577     $217     $2,868
                                                      ====      ====     ====     ======     ====     ====     ======

     The balances as of December 31, 1994 and 1993 exclude amortizable debt discounts of $146 and $158, respectively.

     The estimated fair value of long-term debt at December 31, 1994 and 1993 is $2,869 and $3,071, based on discounted cash flows using the Corporation's incremental borrowing rates for similar arrangements.

     ESOP debt of $562 and $603 as of December 31, 1994 and 1993, respectively, is included in the Consolidated Balance Sheet due to the Corporation's guarantee of its repayment by the ESOP and is offset by a reduction in Stockholders Equity as deferred compensation. The debt is at fixed rates ranging between 8.4% and 8.8% and matures in varying amounts through 2004. The fair value of ESOP debt at December 31, 1994 and 1993 is $566 and $686 based on discounted cash flows using incremental borrowing rates for similar arrangements. Interest and principal repayments are funded by dividends on the ESOP Series preferred stock and Plan contributions from the Corporation.

     The Corporation enters into interest rate swap agreements with major financial institutions to manage exposure from fluctuations in interest rates as described in "Insurance Investments and Derivative Financial Instruments".

CAPITAL STOCK

     During 1994, 12,288,516 common shares were repurchased for $1.0 billion. The excess over par value was charged to Capital Surplus to the extent available and then to Retained Earnings. In 1993, 3,588,008 common shares were repurchased for $310 and in 1992, 1,664,518 common shares were repurchased for $109. Also in 1992, the Corporation called for the redemption of all outstanding $4.00 Convertible Series K and $5.00 Convertible Series O Cumulative Preferred Stock at $100 per share plus accrued dividends. Redemptions totaled $106, which reduced common equivalent shares by an additional 1,562,559 shares with the balance converted to 5,822,118 shares of common stock.

     As of December 31, 1994, 21,144,994 shares of common stock were reserved in connection with convertible preferred stock and incentive stock plans. In addition, shares held in treasury totaled 39,475,756.

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

     Translation adjustments recorded in a separate component of Stockholders Equity were:

                                                                                          1994      1993      1992
                                                                                          -----     -----     -----
Balance -- Beginning of year............................................................  $(206)    $ (92)    $ 107
  Translation of foreign currency financial statements..................................    110      (125)     (226)
  Hedges of net foreign investments.....................................................    (17)       11        42
  Sale or liquidation of investments....................................................     --        --       (15)
                                                                                          -----     -----     -----
Balance -- End of year..................................................................  $(113)    $(206)    $ (92)
                                                                                          =====     =====     =====

LEASES AND RENTALS

     As of December 31, 1994, minimum rental commitments under operating leases were $216, $186, $154, $123 and $102 for 1995, 1996, 1997, 1998 and 1999. For
the remaining years, such commitments amounted to $695, aggregating total minimum lease payments of $1,476.

     Rental expenses for operating leases were $256, $268 and $287 for 1994, 1993 and 1992, respectively.

MISCELLANEOUS INCOME (EXPENSE)

     Miscellaneous income (expense) included the following:

                                                                                             1994     1993     1992
                                                                                             ----     ----     ----
Gain on sale of 17% of common stock of Educational Services, Inc...........................  $ 10     $ --     $--
Expenses of terminated gaming project......................................................   (16)      --      --
Gain (loss) on disposition of businesses...................................................   (16)      23      (1)
Other income (expense).....................................................................   (16)     (10)     (2)
                                                                                             ----     ----     ----
                                                                                             $(38)    $ 13     $(3)
                                                                                             ====     ====     ===

EMPLOYEE BENEFIT PLANS

     Pension Plans -- The Corporation and its subsidiaries sponsor numerous pension plans. The plans are funded with trustees, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments and real estate.

     Total pension expenses were:

                                                                                          1994      1993      1992
                                                                                          -----     -----     -----
Defined Benefit Plans
  Service cost..........................................................................  $ 146     $ 123     $ 128
  Interest cost.........................................................................    324       309       293
  Return on assets......................................................................    (49)     (574)     (182)
  Net amortization and deferral.........................................................   (228)      294       (68)
                                                                                          -----     -----     -----
  Net periodic pension cost.............................................................    193       152       171
Other Pension Cost
  Defined contribution (savings) plans..................................................     44        42        41
  Other.................................................................................      6         6         5
                                                                                          -----     -----     -----
    Total Pension Expense...............................................................  $ 243     $ 200     $ 217
                                                                                          =====     =====     =====

     U.S. pension expenses included in the net periodic pension costs in the table above were $115, $85 and $100 for 1994, 1993 and 1992.

     The following table sets forth the funded status of the pension plans, amounts recognized in the Corporation's Balance Sheet at December 31, 1994 and 1993, and the principal weighted average assumptions inherent in their determination:

                                                                       DECEMBER 31, 1994        DECEMBER 31, 1993
                                                                      --------------------     --------------------
                                                                      DOMESTIC     FOREIGN     DOMESTIC     FOREIGN
                                                                      --------     -------     --------     -------
Actuarial present value of benefit obligations --
  Vested benefit obligation.........................................   $2,693       $ 789       $2,862       $ 714
  Accumulated benefit obligation....................................   $2,871       $ 823       $2,972       $ 745
                                                                       ======       =====       ======       =====
Projected benefit obligation........................................   $3,248       $ 939       $3,518       $ 902
Plan assets at fair value...........................................    3,039         356        3,172         380
                                                                       ------       -----       ------       -----
Projected benefit obligation (in excess of) plan assets.............     (209)       (583)        (346)       (522)
Unrecognized net (gain) loss........................................      396         (41)         597          37
Unrecognized net obligation (asset).................................      (32)         35          (37)         34
                                                                       ------       -----       ------       -----
Pension asset (liability) recognized in the balance sheet...........   $  155       $(589)      $  214       $(451)
                                                                       ======       =====       ======       =====
Discount rate.......................................................     8.50%       8.27%        7.50%       7.71%
Rate of return on invested assets...................................     9.75%       8.54%        9.75%       8.27%
Salary increase assumption..........................................      4.9%        4.6%         5.5%        5.6%
                                                                       ======       =====       ======       =====

     For substantially all domestic plans, assets exceed accumulated benefits and, for substantially all foreign plans, accumulated benefits exceed the related assets.

     Investment and Savings Plan -- The ITT Investment and Savings Plan for Salaried Employees includes an Employee Stock Ownership Plan (ESOP) feature. In 1989, ITT sold to the ESOP 9,384,951 shares of a new series of Cumulative preferred stock at a price of $74.5875 per share, which was financed through borrowings by the ESOP guaranteed by ITT. Shares are allocated to participants as a percent of each covered employee's salary and respective contribution. At December 31, 1994, 2,544,514 shares were allocated to participants.

     Postretirement Health and Life -- The Corporation and its subsidiaries provide health care and life insurance benefits for certain eligible retired employees. Effective January 1, 1992, the Corporation adopted SFAS No. 106, using the immediate recognition method for all benefits accumulated to date.

     The Corporation has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense (excluding the cumulative catch-up adjustment in 1992) was comprised of the following:

                                                                                             1994     1993     1992
                                                                                             ----     ----     ----
Service cost...............................................................................  $ 16     $ 11     $ 21
Interest cost..............................................................................    52       50       62
Return on assets...........................................................................    (2)     (12)     (10)
Net amortization and deferral..............................................................   (42)     (27)     (16)
                                                                                             ----     ----     ----
    Net periodic expense...................................................................  $ 24     $ 22     $ 57
                                                                                             ====     ====     ====

     The following table sets forth the funded status of the postretirement benefit plans other than pensions, amounts recognized in the Corporation's Balance Sheet at December 31, 1994 and 1993 and the principal weighted average assumptions inherent in their determination:

                                                                                                   1994      1993
                                                                                                   -----     -----
Accumulated postretirement benefit obligation....................................................  $ 679     $ 688
Plan assets at fair value........................................................................    191       169
                                                                                                   -----     -----
Accumulated postretirement benefit obligation (in excess of) plan assets.........................   (488)     (519)
Unrecognized net (gain)/loss.....................................................................    (42)       40
Unrecognized past service liability..............................................................   (325)     (350)
                                                                                                   -----     -----
Liability recognized in the balance sheet........................................................  $(855)    $(829)
                                                                                                   =====     =====
Discount rate....................................................................................   8.50%     7.50%
Rate of return on invested assets................................................................   9.75%     9.75%
Ultimate health care trend rate..................................................................   6.00%     6.00%
                                                                                                   =====     =====

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 11.0% for 1994, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the accumulated postretirement benefit obligation by $53 and the annual expense by $5. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

STOCK INCENTIVE PLANS

     The Corporation's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods. Certain options become exercisable upon the attainment of specified market price appreciation of the Corporation's common shares or at nine years after the date of grant, while the remaining options become exercisable over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted.

     The following table summarizes the activity in common shares subject to options for the three years ended December 31, 1994:

                                                                                          OPTION PRICE       SHARES
                                                                                         ---------------     ------
January 1, 1992........................................................................  $23.00 - $61.13      4,077
  Granted..............................................................................  $59.25 - $70.75        110
  Exercised............................................................................  $23.00 - $60.63       (434)
  Cancelled or expired.................................................................  $44.38 - $51.00        (50)
                                                                                                             ------
December 31, 1992......................................................................  $31.00 - $70.75      3,703
  Granted..............................................................................  $72.63 - $93.50      1,764
  Exercised............................................................................  $31.00 - $66.75     (1,910)
  Cancelled or expired.................................................................  $44.38 - $55.25        (43)
                                                                                                             ------
December 31, 1993......................................................................  $32.38 - $93.50      3,514
  Adjustment for Rayonier spin-off.....................................................                         304
  Granted..............................................................................  $81.13 - $91.14      2,212
  Exercised............................................................................  $32.38 - $84.16       (260)
  Cancelled or expired.................................................................  $44.49 - $92.00       (182)
                                                                                                             ------
December 31, 1994......................................................................  $29.62 - $91.14      5,588
                                                                                                             ======

     In March of 1994, the number and exercise price of all options outstanding were adjusted to recognize the effect of the Rayonier spin-off. This adjustment increased the number of shares and reduced the exercise price to reflect the value of the Rayonier shares transferred to ITT's shareholders.

     As of December 31, 1994 and 1993, options for 1,914,000 and 1,684,000 shares, respectively, were exercisable under the Corporation's incentive plans and at year-end 1994, 212,000 shares were available for future grants. Effective January 1, 1995, option shares available for future grants increased to 2,390,000 as a result of the allotment formula established in the 1994 Incentive Stock Plan. The incentive stock plans also provide for the awarding of restricted stock to employees which is subject to a restriction period and cannot be sold, exchanged, pledged, or otherwise disposed of during that period. During 1994, 31,500 of such shares were awarded with restriction periods ranging from one to six years.

DISCONTINUED OPERATIONS

     In December 1993, the Corporation announced plans to spin off ITT Rayonier, the Corporation's wholly-owned Forest Products subsidiary, to ITT shareholders. On February 28, 1994, all of the shares of common stock of ITT Rayonier (approximately 29.6 million shares) were distributed to holders of ITT Common Stock and holders of ITT Cumulative Preferred Stock, $2.25 Convertible Series N, on the basis of one share of Rayonier Common Stock for every four shares of ITT Common Stock held and one share of Rayonier Common Stock for every 3.1595 shares of ITT Series N held. The net assets of ITT Rayonier, including total equity of $607 and debt of $498, are included in Other Assets at December 31, 1993. Sales totaled $147, $962, and $1,005 for the two months ended February 28, 1994 and the years ended December 31, 1993 and 1992, respectively. Income (loss) from Rayonier operations totaled $12, $53 and ($72) for the comparable periods.

     In September 1994, the Corporation announced plans to seek offers for the purchase of its Finance business segment, comprised primarily of its ITT Financial Corporation subsidiary. Proceeds of the sale are expected to exceed the carrying value of the net assets. Summarized financial information is as follows:

                                                                                   1994          1993          1992
                                                                                  -------       -------       ------
Income Statement Data:
  Revenues......................................................................  $ 1,452       $ 1,633       $2,017
  Operating Income (Loss).......................................................  $   254       $   357*      $ (781)*
  Income (Loss) from Finance Operations.........................................  $   169       $   249*      $ (504)*
Balance Sheet Data:
  Total Assets..................................................................  $13,398       $11,498
  Finance Debt..................................................................  $11,640       $ 9,463
  Equity........................................................................  $   664       $   872

- ---------------
* 1993 includes a $95 pretax gain ($63 after tax) on the sale of the domestic unsecured consumer small loan business. Proceeds from the sale were used to retire fixed-rate debt resulting in an extraordinary loss of $50 after tax. In 1992, a pretax charge of $928 ($612 after tax) was recorded primarily to strategically transform its consumer finance business.

     In December 1994, the Corporation announced the signing of agreements to sell two large units of ITT Financial for approximately $3.7 billion in cash. In February 1995, a preliminary agreement was signed for the sale of three additional businesses for $1.8 billion. Proceeds are expected to be used to repay Finance Debt. The fair value of Finance Debt approximated the book value at December 31, 1994 and was $9.8 billion at December 31, 1993.

     In January 1995, the holders of $3.4 billion in ITT Financial term debt consented to a merger of ITT Financial with the Corporation which will result in the Corporation becoming the obligor on these debt issues.

     In the Finance segment, interest rate swaps and other derivative instruments are generally used in conjunction with debt obligations to hedge the Corporation's exposure to interest rate changes. In all cases, counterparties under these agreements are major financial institutions with the risk of non-performance considered remote. The notional amount of dollar denominated interest rate swaps that are hedging various categories of debt liabilities is detailed in the following table:

                                                                                   CONVERT
                                                 PAY VARIABLE     PAY FIXED     VARIABLE INDEX      TOTAL
                                    CARRYING       RECEIVE         RECEIVE       TO DIFFERENT      NOTIONAL      LATEST
                                     VALUE          FIXED         VARIABLE      VARIABLE INDEX      AMOUNT      MATURITY
                                    --------     ------------     ---------     --------------     --------     --------
Commercial paper..................  $ 4,457         $   --           $260            $205           $  465        1998
Bank loans and short-term debt....    1,864             42             --             220              262        1999
Long-term debt....................    5,319          1,170             --             320            1,490        2011
                                    -------         ------           ----            ----           ------
Total finance debt................  $11,640         $1,212           $260            $745           $2,217
                                    =======         ======           ====            ====           ======

     The following table summarizes the maturities of interest rate swaps outstanding at December 31, 1994 and the related weighted average interest pay rate or receive rate. The rates in the following table represent spot rates (primarily 90-day LIBOR):

                                                                                                       2000-
              PAY FIXED/RECEIVE VARIABLE:                 1995     1996     1997     1998     1999     2011      TOTAL
- --------------------------------------------------------  ----     ----     ----     ----     ----     -----     -----
Notional value..........................................   --      260       --       --       --        --        260
Weighted average receive rate...........................   --      5.02%     --       --       --        --       5.02%
Weighted average pay rate...............................   --      6.08%     --       --       --        --       6.08%

              PAY VARIABLE/RECEIVE FIXED:
- --------------------------------------------------------
Notional value..........................................  225       75       52       20      235       605      1,212
Weighted average receive rate...........................  6.96%    4.56%    6.18%    6.89%    6.92%    7.57 %     7.07%
Weighted average pay rate...............................  4.96%    4.06%    5.17%    4.99%    4.94%    4.96 %     4.91%

 PAY A FLOATING RATE/RECEIVE A DIFFERENT FLOATING RATE:
- --------------------------------------------------------
Notional value..........................................  170       25      335       60      155        --        745
Weighted average receive rate...........................  3.66%    3.65%    5.01%    4.98%    5.97%      --       4.48%
Weighted average pay rate...............................  5.11%    4.50%    4.83%    4.51%    5.58%      --       5.04%
TOTAL NOTIONAL VALUE....................................  395      360      387       80      390       605      2,217
TOTAL WEIGHTED AVERAGE --
RECEIVE RATE............................................  5.54%    4.83%    5.17%    5.46%    6.54%    7.57 %     6.08%
PAY RATE................................................  5.03%    5.59%    4.88%    4.63%    5.20%    4.96 %     5.09%

     In addition, purchased interest rate caps with a notional principal amount of $1.2 billion were in effect as of December 31, 1994. The caps are used to mitigate the risk of rising interest rates on the Corporation's variable rate obligations.

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

                           FOR THE YEARS ENDED DECEMBER 31,                              1994       1993       1992
- --------------------------------------------------------------------------------------  ------     ------     ------
Premiums Written:
  Direct..............................................................................  $6,786     $6,751     $6,370
  Assumed.............................................................................     782        683        618
  Ceded...............................................................................    (829)      (986)    (1,014)
                                                                                        ------     ------     ------
  Net.................................................................................  $6,739     $6,448     $5,974
                                                                                        ======     ======     ======
Premiums Earned:
  Direct..............................................................................  $6,717     $6,597     $6,477
  Assumed.............................................................................     746        735        805
  Ceded...............................................................................    (883)      (994)    (1,188)
                                                                                        ------     ------     ------
  Net.................................................................................  $6,580     $6,338     $6,094
                                                                                        ======     ======     ======

     Reinsurance recoveries, which reduced loss and loss expenses incurred, were $1.0 billion, $1.2 billion and $1.2 billion for the years ended December 31, 1994, 1993 and 1992.
     Net retained premiums of the life operations were comprised of the following:

                           FOR THE YEARS ENDED DECEMBER 31,                              1994       1993       1992
- --------------------------------------------------------------------------------------  ------     ------     ------
Gross premiums........................................................................  $2,053     $1,789     $1,263
Reinsurance assumed...................................................................     336        225        162
Reinsurance ceded.....................................................................    (216)      (202)       (86)
                                                                                        ------     ------     ------
  Net retained premiums...............................................................  $2,173     $1,812     $1,339
                                                                                        ======     ======     ======

     Life insurance recoveries, which reduced death and other benefits, approximated $113, $114 and $38 for each of the years ended December 31, 1994, 1993 and 1992.

     During 1992, the Corporation entered into an agreement with Mutual Benefit Life Insurance Company in Rehabilitation ("Mutual Benefit") whereby it assumed a block of contract obligations of Mutual Benefit individual corporate owned life insurance (COLI) contracts. As part of this agreement, the Corporation received $5.6 billion in cash and invested assets, $5.3 billion of which were COLI policy loans. The Corporation coinsured approximately 84% of these contract obligations back to Mutual Benefit and two other insurers. At December 31, 1994, the Corporation has a reinsurance receivable from Mutual Benefit of $4.4 billion. The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that assets be kept in a security trust, with the Corporation as the sole beneficiary. The Corporation has no other significant reinsurance-related concentrations of credit risk.

     Also in 1992, as a result of adverse loss developments in certain surplus lines and reinsurance business, the Corporation's insurance operations recorded a $900 pretax charge to fund expected loss developments in surplus lines and reinsurance business and $250 pretax for expected legal defense costs associated with environmental-related claims. The effect of these two charges was $759 after tax or $5.75 per fully diluted share.

POLICY LIABILITIES AND ACCRUALS

     Policy liabilities and accruals at December 31 were:

                                                                                                 1994        1993
                                                                                                -------     -------
Future policy benefits, unpaid claims and claim adjustment expenses...........................  $20,587     $19,983
Other policy claims and benefits payable......................................................   22,308      18,364
Unearned premiums.............................................................................    2,725       2,537
                                                                                                -------     -------
                                                                                                $45,620     $40,884
                                                                                                =======     =======

     At December 31, 1994 and 1993, the estimated fair value of Other Policy Claims and Benefits Payable approximates the recorded amount and is based on the present value of estimated future cash flows using current market rates for similar arrangements.

     Refer to the table in Item 1 page 15 where a reconciliation of liabilities for unpaid claims and claim adjustment expenses is provided.

INSURANCE OPERATING COSTS AND EXPENSES

     Insurance operating costs and expenses were:

                                                                                       1994        1993       1992
                                                                                      -------     ------     -------
Benefits, claims and claim adjustment expenses......................................  $ 7,314     $6,808     $ 7,946
Amortization of deferred policy acquisition costs...................................    1,627      1,647       1,430
Interest expense....................................................................       76         66          54
Other insurance expenses............................................................    1,274      1,098         945
                                                                                      -------     ------     -------
                                                                                      $10,291     $9,619     $10,375
                                                                                      =======     ======     =======

INSURANCE INVESTMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Corporation's Insurance subsidiaries maintain active investment portfolios. Insurance investments are comprised primarily of fixed maturity bonds and notes (most of which are guaranteed by various government and government-sponsored agencies) and to a lesser extent, equity securities, policy loans and other investments. Excluding U.S. government and government agency investments, the Corporation is not exposed to any significant concentration risk. The Corporation is not a trader in these securities as defined and, accordingly, the investment portfolios are classified as available for sale in accordance with SFAS No. 115 and at December 31, 1994, are carried at fair value. Prior to the adoption of SFAS No. 115, insurance investments (except equity securities) were carried at amortized cost. Insurance investments consisted of the following at December 31, 1994 and 1993:

                                                                               GROSS          GROSS        ESTIMATED
                                                               AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                            1994                                 COST          GAINS          LOSSES         VALUE
                            ----                               ---------     ----------     ----------     ---------
Asset-backed securities, primarily U.S. government sponsored
  agencies (excluding inverse floaters)......................   $ 9,089         $157          $  (701)      $ 8,545
Bonds and notes
  Federal, state and other governments.......................     8,037           20             (522)        7,535
  Corporate..................................................     6,780           44             (500)        6,324
  Other......................................................     2,352            2             (179)        2,175
Short-term investments.......................................     2,278           --               --         2,278
Inverse floaters.............................................       818            5             (262)          561
                                                                -------         ----          -------       -------
  Fixed maturity investments.................................    29,354         $228          $(2,164)       27,418
                                                                                ====          =======
Policy loans.................................................     2,614                                       2,614
Equity securities............................................     1,335         $118          $  (103)        1,350
                                                                                ====          =======
Other investments............................................     1,071                                       1,071
                                                                -------                                     -------
    Total insurance investments..............................   $34,374                                     $32,453
                                                                =======                                     =======

                                                                               GROSS          GROSS        ESTIMATED
                                                               AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                            1993                                 COST          GAINS          LOSSES         VALUE
                            ----                               ---------     ----------     ----------     ---------
Asset-backed securities, primarily U.S. government sponsored
  agencies...................................................   $10,181         $439          $(309)        $10,311
Bonds and notes
  Federal, state and other governments.......................     5,610          149            (44)          5,715
  Corporate..................................................     6,635          268            (60)          6,843
  Other......................................................     1,259           33            (10)          1,282
Short-term investments.......................................     3,185           --             --           3,185
                                                                -------         ----          -----         -------
  Fixed maturity investments.................................    26,870         $889          $(423)         27,336
                                                                                ====          =====
Policy loans.................................................     1,402                                       1,402
Equity securities............................................     1,183         $173          $ (54)          1,302
                                                                                ====          =====
Other investments............................................     1,008                                       1,073
                                                                -------                                     -------
    Total insurance investments..............................   $30,463                                     $31,113
                                                                =======                                     =======

      Net investment income including realized gains is reflected in insurance revenues and totaled $2,349, $2,188 and $2,429 for 1994, 1993 and 1992, net of
investment expenses of $96, $102 and $97. Total realized investment gains (pretax) for 1994, 1993 and 1992 were $90, $155 and $443. Net pretax changes in unrealized gains (losses) for fixed maturity and equity securities were $(2,460) for 1994, $197 for 1993 and $(668) for 1992.

     The estimated market value of fixed maturity investments at December 31, 1994 by estimated maturity is shown below. Maturities are reflected by contract date except for asset-backed securities which are distributed to maturity year based on the Corporation's estimate of the rate of future prepayments of principal over the remaining life of the securities. Actual maturities will differ from contractual and estimated maturities reflecting borrowers' rights to call or prepay their obligations.

                                                                                                         ESTIMATED
                                                                                           AMORTIZED       FAIR
                                   ESTIMATED MATURITY                                        COST          VALUE
                                   ------------------                                      ---------     ---------
1995.....................................................................................   $ 4,292       $ 4,248
1996-1999................................................................................    12,414        11,835
2000-2004................................................................................     9,310         8,481
Thereafter...............................................................................     3,338         2,854
                                                                                            -------       -------
                                                                                            $29,354       $27,418
                                                                                            =======       =======

     The Corporation is an end-user of derivative financial instruments, including swaps, caps, floors and exchange traded financial futures and options as a means of prudently hedging exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk. Credit risk is limited to the amounts calculated to be due to the Corporation on such contracts. Payment obligations between the Corporation and its counterparties are typically netted on a quarterly basis. The Corporation has policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. A summary of insurance investments segregated by major category along with the types of derivatives and their respective notional amounts, are as follows as of December 31, 1994 (in millions):

                                                                             AMOUNT HEDGED
                                                                          (NOTIONAL AMOUNTS)
                                                -----------------------------------------------------------------------
                                                           PURCHASED
                                                ISSUED       CAPS,                   INTEREST     FOREIGN
                                                CAPS,       FLOORS,                    RATE       CURRENCY      TOTAL
                                   CARRYING     FLOORS      COLLARS      FUTURES      SWAPS        SWAPS       NOTIONAL
INVESTMENTS                         VALUE        (b)          (c)          (d)         (e)          (f)         AMOUNT
- -----------                        --------     ------     ---------     -------     --------     --------     --------
Asset backed securities
  (excluding inverse floaters)...  $ 8,545      $1,511       $2,746        $ 78       $  332        $ --       $4,667
Bonds and notes..................   16,034         --            83          98          349         222          752
Short-term investments...........    2,278         --            --          --           --          --           --
Policy loans.....................    2,614         --            --          --           --          --           --
Equity securities................    1,350         --            --          --           --          --           --
Other investments................    1,071         --             3          15           13          55           86
Inverse floaters(a)..............      561        277            63           3          786          --        1,129
Anticipatory.....................                  --           209         210          710          --        1,129
                                   -------      ------       ------        ----       ------        ----       ------
Total insurance investments......  $32,453      $1,788       $3,104        $404       $2,190        $277       $7,763
                                   =======      ======       ======        ====       ======        ====       ======
Derivative fair value(g).........               $  (41)      $   29        $ --       $ (124)       $(18)      $ (154)
                                                ======       ======        ====       ======        ====       ======

- ---------------
(a) Life operations own inverse floaters, which are variations of CMO's for which the coupon rates move inversely with an index rate (i.e., LIBOR). The risk to principal is considered negligible as the underlying collateral for the securities is guaranteed or sponsored by government agencies. To address the volatility risk created by the coupon variability, the Corporation uses a variety of derivative instruments, primarily interest rate swaps and issued floors.

(b) Comprised primarily of caps of $1,663 with a weighted average strike rate of 7.8% (ranging from 6.8% to 10.2%). Over 74% mature in 1997 and 1998. Issued floors total $125 with a weighted average strike rate of 8.3% (ranging from 6.6% to 10.9%), and mature in 2004.

(c) Comprised of purchased floors ($2,056), purchased options and collars of $644 and purchased caps of $404. The floors have a weighted average strike price of 5.7% (ranging from 4.8% to 6.6%) and over 86% mature in 1997 and 1998. The options and collars generally mature in 1995 and 2002. The caps have a weighted average strike price of 7.2% (ranging from 4.5% to 8.9%) and over 66% mature in 1997 through 1999.

(d) Over 95% of futures contracts expire before December 31, 1995.

(e) The following table summarizes the maturities of interest rate swaps outstanding at December 31, 1994 and the related weighted average interest pay rate or receive rate assuming current market conditions (in millions):

                                                                                  2000 AND                  LATEST
                                    1995     1996     1997     1998     1999     THEREAFTER     TOTAL      MATURITY
                                    ----     ----     ----     ----     ----     ----------     ------     --------
     PAY FIXED/RECEIVE VARIABLE
     Notional value...............    --     $ 15     $ 50      --      $446        $288        $  799       2004
     Weighted average pay rate....    --      5.0%     7.2%     --       8.2%        7.9%          7.9%
     Weighted average receive
       rate.......................    --      6.4%     5.7%     --       7.5%        6.0%          6.8%
     PAY VARIABLE/RECEIVE FIXED
     Notional value...............  $471     $ 70     $100     $25      $175        $125        $  966       2002
     Weighted average pay rate....   5.1%     5.3%     5.5%    5.3%      5.4%        6.1%          5.4%
     Weighted average receive
       rate.......................   8.0%     7.1%     7.5%    4.0%      4.5%        6.9%          7.0%
     PAY VARIABLE/
     RECEIVE DIFFERENT VARIABLE
     Notional value...............  $105     $ 50     $ 18     $15      $  5        $232        $  425       2005
     Weighted average pay rate....   4.3%     6.4%     6.8%    6.2%       --         6.0%          5.7%
     Weighted average receive
       rate.......................  10.2%     6.3%     9.5%    6.4%       --         6.3%          7.4%

     TOTAL INTEREST RATE SWAPS....  $576     $135     $168     $40      $626        $645        $2,190
     TOTAL WEIGHTED AVERAGE PAY
       RATE.......................   5.0%     5.7%     6.1%    5.6%      7.4%        6.9%          6.4%
     TOTAL WEIGHTED AVERAGE
       RECEIVE RATE...............   8.4%     6.7%     7.2%    4.9%      6.6%        6.3%          7.0%

(f) Includes 28 contracts in various currencies, expiring through 2002.

(g) The estimated fair value is the present value of the cash flows that would result from the agreements being replaced at the year-end market rate for the remaining term of the agreements. At December 31, 1993, fair value approximated recorded amounts.

     In addition to derivative financial instruments pertaining to the investment portfolio, interest rate sensitivity related to certain liabilities in the Life operations was altered primarily through interest rate swap agreements. The notional amount of these agreements in which the Company generally pays one variable rate in exchange for another, was $1.7 billion and $1.3 billion at December 31, 1994 and 1993, respectively. The weighted average pay rate is 6.2%, the weighted average receive rate is 6.6% at December 31, 1994, and these agreements mature at various times through 2004. An additional $269 notional amount of interest rate swaps have been entered into related to the insurance operation's variable rate debt.

     Other Derivative Activity -- While derivatives are most significantly used in Insurance operations, the Corporation also uses derivatives to a lesser extent, to manage exposure from fluctuations in interest rates and foreign currencies in its other business segments.

     Interest rate swap agreements are in effect with major financial institutions to manage exposure from fluctuations in interest rates on its variable rate debt. The Corporation has entered into agreements with a notional principal amount of $175 which require the Corporation to make fixed payments in exchange for variable payments. The weighted average pay rate on these agreements (which mature at various times through 1999) is 6.9% and the weighted average receive rate is 5.7%. The estimated fair value of these swaps was $1 at December 31, 1994 and was ($5) at December 31, 1993. Fair value represents the estimated amount the Corporation would receive (pay) to terminate the swap agreements based on current interest rates.

     The Corporation also entered into purchased interest rate caps (notional amount of $450) and interest rate collars (notional amount of $500) at December 31, 1994 to manage exposure on its variable rate obligations. These agreements expire in 1996 and 1997.

     The Corporation enters into foreign exchange contracts with major financial institutions (currency swaps and forward exchange contracts) to reduce its exposure to fluctuations in foreign currencies. These agreements are meant to either hedge exchange exposure on the Corporation's net investment in a foreign country or on the Corporation's foreign currency denominated debt and are therefore of a long-term duration or are meant to hedge a specified transaction.

     The contractual amounts of these foreign exchange contracts at December 31, 1994 and 1993 totaled $1,093 and $966, respectively, and mature at varying dates through 1997. Under these contracts, $724 relates to swaps (the Corporation is the seller under $675 and the buyer under $49) and $369 relates to forward exchange contracts (the Corporation is the seller under $36 and the buyer under $333). Approximately $321 hedges Deutsche marks against Belgium francs, $250 hedges dollars against French francs while the balance principally hedges dollars against other major European currencies. There is no significant unrealized gain or loss on these contracts. The estimated fair value at December 31, 1994 and 1993 approximates the recorded amounts. The estimated fair value is the present value of the change in cash flows that would result from the agreements being replaced at the year-end market rate for the remaining term of the agreements.

Accounting Policies for Derivative Financial Instruments

     The Corporation's minimum threshold for hedge designation is 80% correlation at inception of the asset-liability management strategy. The Corporation's policy requires that the 80% correlation threshold be maintained. If correlation falls below 80%, hedge accounting will be terminated. Gains or losses on futures purchased in anticipation of the future receipt of product cash flows are deferred and, at the time of the ultimate purchase, reflected as a basis adjustment to the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the basis of the hedged asset when the contract is closed. The basis adjustments are amortized into investment income over the remaining asset life.

     Open forward commitment contracts are marked to market through stockholders equity. Such contracts are recorded at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of the forward commitment contracts before the delivery of the securities are recognized immediately in the income statement as a component of investment income.

     The Corporation's accounting for interest rate swaps and purchased or written caps, floors, and options used to manage risk is in accordance with the concepts established in SFAS 80, "Accounting for Futures Contracts," the American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options" and various EITF pronouncements. Derivatives, used as part of a risk management strategy, must be designated at inception as a hedge, measured for effectiveness both at inception and on an ongoing basis. Derivatives used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Interest rate swaps and purchased or written caps, floors and options which fail to meet risk management criteria are accounted for at fair value with the impact reflected in the Statement of Income.

     Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to income. Should the swap be terminated, the gains or losses are adjusted into the basis of the asset or liability and amortized over the remaining life. The basis of the underlying asset or liability is adjusted to reflect changing market conditions such as prepayment experience. Should the asset be sold or liability terminated, the gains or losses on the terminated position are immediately recognized in earnings. Interest rate swaps purchased in anticipation of an asset purchase ("anticipatory transaction") are recognized consistent with the underlying asset components. That is, the settlement component is recognized in the Income Statement while the change in market value is recognized as an unrealized gain or loss.

     Premiums paid on purchased floor or cap agreements and the premium received on issued cap or floor agreements (used for risk management), as well as the net payments, are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life.

     Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of stockholders equity.

COMMITMENTS AND CONTINGENCIES

     As described in "Accounting Policies," the Corporation's insurance operations establishes insurance reserves which are estimates for both claims which have been reported and estimates for unreported claims based on past experience and also includes estimates of all expenses associated with processing and settling these claims. With regard to asbestos and environmental claims, deviations from past experience significantly impact the ability of insurance companies to estimate the ultimate reserves for unpaid losses and related settlement expenses. The Corporation finds that conventional reserving techniques cannot estimate the ultimate cost of these claims because of inadequate development patterns and inconsistent emerging legal doctrine. There is virtually no agreement or consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers may be liable. Further uncertainty arises with environmental claims because claims are often made under policies, the existence of which may be in dispute, the terms of which may have changed over many years, which may or may not provide for legal defense costs, and which may or may not contain pollution exclusion clauses that may be absolute or allow for fortuitous events. Courts in different jurisdictions have reached disparate conclusions on similar issues and in certain situations have broadened the interpretation of policy coverage and liability issues. If future social, economic or legal developments continue to expand the original intent of policies and the scope of coverage, the need for additional reserves may arise, adversely affecting future results. Due to the uncertainties described above, a range of such reserve increases cannot be meaningfully quantified. In light of the extensive claim settlement process with asbestos and environmental claims, involving comprehensive fact gathering, subject matter expertise and extensive litigation, the Corporation has established an environmental claims facility to aggressively defend itself against unwarranted claims. Reserves for reported and unreported asbestos and environmental claims were $1,191 and $1,179 for 1994 and 1993, respectively, net of reinsurance on reported losses of $1,016 in 1994 and $974 in 1993.

     Other than asbestos and environmental claims in the Insurance segment, the Corporation and its subsidiaries are involved in various other legal actions including those related to antitrust issues, government contracts and non-insurance related environmental matters. Some of these actions include claims for substantial sums. Reserves have been established when the outcome is probable and can be reasonably estimated. While the ultimate result of these legal actions and related claims cannot be determined, the Corporation does not expect that they will have a material adverse effect on its consolidated financial position.

SUBSEQUENT EVENT

     In January 1995, the Corporation completed a cash tender offer for the outstanding shares of Caesars World, Inc. for $1.7 billion.

                         BUSINESS SEGMENT INFORMATION*

                                                                               GROSS PLANT
                                              IDENTIFIABLE ASSETS               ADDITIONS              DEPRECIATION
                                         ------------------------------    --------------------    --------------------
                                           1994       1993       1992      1994    1993    1992    1994    1993    1992
                                         --------    -------    -------    ----    ----    ----    ----    ----    ----
                                                                         (IN MILLIONS)
INSURANCE..............................  $ 76,891    $66,254    $54,360    $ 76    $ 61    $ 56    $ 77    $ 78    $ 69
INDUSTRIES
  Automotive...........................     2,792      1,846      1,867     274     235     216     209     150     154
  Defense & Electronics................       995        856        933      94      61      82      91      93      96
  Fluid Technology.....................       728        613        640      43      34      41      38      36      38
HOSPITALITY, ENTERTAINMENT &
  INFORMATION SERVICES
  Hospitality & Entertainment..........     3,829      1,971      1,680     225      71      69      76      57      50
  Communications & Information
    Services...........................       378        371        450      14      15      13      15      14      14
Dispositions and Other.................       390        450        582       7       6      11       5       8      33
                                         --------    -------    -------    ----    ----    ----    ----    ----    ----
TOTAL SEGMENTS.........................    86,003     72,361     60,512     733     483     488     511     436     454
Other..................................    14,851     14,837     16,852       4       4       9       8       8       8
                                         --------    -------    -------    ----    ----    ----    ----    ----    ----
                                         $100,854    $87,198    $77,364    $737    $487    $497    $519    $444    $462
                                         ========    =======    =======    ====    ====    ====    ====    ====    ====

     INSURANCE. The Insurance segment writes a broad range of life and property and casualty insurance.

     INDUSTRIES. Automotive, Defense & Electronics and Fluid Technology units are engaged in the manufacture and sale of equipment for commercial, military and process industries. Products include automotive equipment, accessories and parts for the OEM and aftermarket, pumps, valves, electrical connectors, components, integrated circuits and other semiconductors. Defense activities include the development, manufacture, sale, installation, maintenance and operation of military electronic and communications equipment, primarily for the U.S. Government.

     HOSPITALITY, ENTERTAINMENT & INFORMATION SERVICES. Hospitality & Entertainment operates a worldwide network of hotels, resorts and casinos under the Sheraton name. Communications & Information Services primarily publishes telephone directories and provides educational services.

     "Dispositions and Other" include the operating results and the gain or loss from sale or closedown of units other than "Discontinued Operations," including the Corporation's Instruments operations, ITT Components Distribution and World Directories, U.K. and Turkey operations, along with sales and operating income of other non-core businesses.

     "Other" includes assets of Discontinued Finance Operations and corporate assets. Intercompany sales, which are priced on an arm's-length basis and eliminated in consolidation, are not material.

                   GEOGRAPHICAL INFORMATION -- TOTAL SEGMENTS

                                  SALES AND REVENUES                INCOME (LOSS)               IDENTIFIABLE ASSETS
                             -----------------------------    -------------------------    -----------------------------
                              1994       1993       1992       1994      1993     1992      1994       1993       1992
                             -------    -------    -------    ------    ------    -----    -------    -------    -------
                                                                    (IN MILLIONS)
U.S........................  $15,835    $13,773    $13,125    $  992    $  810    $(622)   $76,714    $65,091    $52,703
Western Europe.............    5,811      5,543      6,169       471       353      202      8,063      6,419      6,770
Canada and Other...........    1,974      1,813      1,666       156       125      105      1,226        851      1,039
Alcatel N.V................                                       --        --       97         --         --         --
                             -------    -------    -------    ------    ------    -----    -------    -------    -------
Total Segments.............  $23,620    $21,129    $20,960    $1,619    $1,288    $(218)   $86,003    $72,361    $60,512
                             =======    =======    =======    ======    ======    =====    =======    =======    =======

- ---------------

* Refer to page 2 where Business Segment sales, revenues and income information are provided.

  "Income (Loss)" consists of the gross profit on sales and revenues less operating expenses incurred.

                               QUARTERLY RESULTS
                         FOR 1994 AND 1993 (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                            ---------------------------------------------
                                                            MAR. 31*     JUNE 30     SEPT. 30     DEC. 31      YEAR
                                                            --------     -------     --------     -------     -------
                                                                         (IN MILLIONS EXCEPT PER SHARE)
1994
Sales and Revenues........................................   $5,209      $6,001       $5,674      $6,736      $23,620
Costs and Expenses........................................   $4,925      $5,606       $5,324      $6,260      $22,115
Income from Continuing Operations.........................   $  173      $  226       $  211      $  242      $   852
Net Income................................................   $  202      $  258       $  257      $  305      $ 1,022
Earnings Per Share --
Income Per Share from Continuing Operations
  -- Primary..............................................   $ 1.39      $ 1.84       $ 1.75      $ 2.12      $  7.10
  -- Fully Diluted........................................   $ 1.31      $ 1.73       $ 1.64      $ 1.98      $  6.66
Net Income
  -- Primary..............................................   $ 1.63      $ 2.11       $ 2.14      $ 2.69      $  8.57
  -- Fully Diluted........................................   $ 1.54      $ 1.97       $ 2.01      $ 2.50      $  8.02
1993
Sales and Revenues........................................   $4,945      $5,419       $5,166      $5,599      $21,129
Costs and Expenses........................................   $4,749      $5,107       $4,902      $5,307      $20,065
Income from Continuing Operations.........................   $  114      $  185       $  186      $  176      $   661
Net Income................................................   $  175      $  267       $  252      $  219      $   913
Earnings Per Share --
Income Per Share from Continuing Operations
  -- Primary..............................................   $  .86      $ 1.46       $ 1.49      $ 1.41      $  5.22
  -- Fully Diluted........................................   $  .83      $ 1.38       $ 1.41      $ 1.33      $  4.95
Net Income
  -- Primary..............................................   $ 1.37      $ 2.15       $ 2.03      $ 1.77      $  7.32
  -- Fully Diluted........................................   $ 1.30      $ 2.02       $ 1.91      $ 1.67      $  6.90

- ---------------
* March 31, 1994 quarter restated for an accounting change related to the accounting for certain marketing and start-up costs.

                            EXPORT SALES (UNAUDITED)

     In serving its global markets, ITT generates significant export sales, which benefit local economies. Sales of products (including intercompany) manufactured in various countries for shipment to other countries consisted of the following:

        MANUFACTURING                                         SALES
        LOCATION                                              DESTINATION         1994       1993       1992
        -------------                                         -----------        ------     ------     ------
                                                                                        (IN MILLIONS)
        United States.......................................  Canada             $  312     $  177     $   55
                                                              Other                 127        105        100
                                                                                 ------     ------     ------
                                                                                    439        282        155
                                                                                 ------     ------     ------
        Canada..............................................  United States         172        159         83
                                                              Other                  10          5         11
                                                                                 ------     ------     ------
                                                                                    182        164         94
                                                                                 ------     ------     ------
        Western Europe......................................  United States          98         63         55
                                                              Western Europe        838        664        750
                                                              Other                 178        142        143
                                                                                 ------     ------     ------
                                                                                  1,114        869        948
                                                                                 ------     ------     ------
        Other...............................................                         13         11          5
                                                                                 ------     ------     ------
                                                                                 $1,748     $1,326     $1,202
                                                                                 ======     ======     ======

                        ITT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (MILLIONS OF DOLLARS)

                                                                     ADDITIONS (DEDUCTIONS)
                                                           ------------------------------------------
                                                           CHARGED TO                     WRITE-OFFS/
                                              BALANCE      COSTS AND      TRANSLATION      PAYMENTS/        BALANCE
DESCRIPTION                                  JANUARY 1      EXPENSES      ADJUSTMENT         OTHER        DECEMBER 31
- -----------                                  ---------     ----------     -----------     -----------     -----------
YEAR ENDED DECEMBER 31, 1994
Trade Receivables -- Allowance for doubtful
  accounts.................................    $  127         $ 66           $   4           $ (40)          $  157
Accumulated depreciation of plant, property
  and equipment............................     2,974          519             150            (153)(1)        3,490

YEAR ENDED DECEMBER 31, 1993
Trade Receivables -- Allowance for doubtful
  accounts.................................    $  133         $ 48           $  (4)          $ (50)          $  127
Accumulated depreciation of plant, property
  and equipment............................     2,831          444            (107)           (194)(1)        2,974

YEAR ENDED DECEMBER 31, 1992
Trade Receivables -- Allowance for doubtful
  accounts.................................    $  146         $ 45           $  (6)          $ (52)          $  133
Accumulated depreciation of plant, property
  and equipment............................     2,686          462            (119)           (198)(1)        2,831

- ---------------
Note:
(1) Principally retirements as well as companies sold during the year.

                        ITT CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             (MILLIONS OF DOLLARS)

                                                FUTURE
                                                POLICY
                                              BENEFITS,                OTHER
                                                UNPAID                 POLICY                             AMORTIZATION
                                 DEFERRED     CLAIMS AND               CLAIMS                             OF DEFERRED
                                  POLICY        CLAIM                   AND                     NET          POLICY
                                ACQUISITION   ADJUSTMENT   UNEARNED   BENEFITS   INSURANCE   INVESTMENT   ACQUISITION    PREMIUMS
                                   COSTS       EXPENSES    PREMIUMS   PAYABLE     REVENUE    INCOME(1)       COSTS       WRITTEN
                                -----------   ----------   --------   --------   ---------   ----------   ------------   --------
YEAR ENDED DECEMBER 31, 1994
  Property and Casualty.......    $  608       $17,435      $2,680    $    --     $6,580      $  914        $1,353       $6,739
  Life and Health.............     1,917         3,152          45     22,308      2,173       1,435           274           --
                                  ------       -------      ------    -------     ------      ------        ------       ------
                                  $2,525       $20,587      $2,725    $22,308     $8,753      $2,349        $1,627       $6,739
                                  ======       =======      ======    =======     ======      ======        ======       ======
YEAR ENDED DECEMBER 31, 1993
  Property and Casualty.......    $  593       $17,284      $2,493    $    --     $6,338      $  990        $1,300       $6,448
  Life and Health.............     1,431         2,699          44     18,364      1,812       1,198           347           --
                                  ------       -------      ------    -------     ------      ------        ------       ------
                                  $2,024       $19,983      $2,537    $18,364     $8,150      $2,188        $1,647       $6,448
                                  ======       =======      ======    =======     ======      ======        ======       ======
YEAR ENDED DECEMBER 31, 1992
  Property and Casualty.......    $  572       $17,418      $2,409    $    --     $6,094      $1,351        $1,269       $5,974
  Life and Health.............       910         2,721          42     15,115      1,339       1,078           161           --
                                  ------       -------      ------    -------     ------      ------        ------       ------
                                  $1,482       $20,139      $2,451    $15,115     $7,433      $2,429        $1,430       $5,974
                                  ======       =======      ======    =======     ======      ======        ======       ======

- ---------------
(1) Net investment income is allocated based on property and casualty and life and health's share of investable funds.

                SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND
                         CASUALTY INSURANCE OPERATIONS

                             (MILLIONS OF DOLLARS)

                                                                                          CLAIMS AND CLAIM
                                                                                         ADJUSTMENT EXPENSE           PAID CLAIMS
                                                                    DISCOUNT            INCURRED RELATED TO:            & CLAIM
                                                                  DEDUCTED FROM     -----------------------------     ADJUSTMENT
YEARS ENDED DECEMBER 31,                                          LIABILITIES(1)    CURRENT YEARS     PRIOR YEARS      EXPENSES
- ------------------------                                          -------------     -------------     -----------     -----------
1994............................................................       $432             $4,841           $   55          $4,723
1993............................................................       $362             $4,611           $  248          $4,662
1992............................................................       $325             $4,822           $1,406          $4,806

- ---------------
(1) Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the rate of return the corporation could receive on risk-free investments of 8.1% for 1994, and using interest rates ranging from 3% to 6% and 3% to 14% for 1993 and 1992, respectively.

                        ITT CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                             (MILLIONS OF DOLLARS)

                                                                              ASSUMED                   PERCENTAGE
                                                                 CEDED         FROM         EARNED      OF AMOUNT
                                                   GROSS       TO OTHER        OTHER         NET         ASSUMED
                                                   AMOUNT      COMPANIES     COMPANIES      AMOUNT        TO NET
                                                  --------     ---------     ---------     --------     ----------
YEAR ENDED DECEMBER 31, 1994
  Life insurance in force.......................  $246,138      $66,709       $33,090      $212,519         16%
                                                  ========      =======       =======      ========
  Premiums
    Property and casualty insurance.............  $  6,717      $   883       $   746      $  6,580         11%
    Life insurance..............................     1,422          151           197         1,468         13%
    Accident and health insurance...............       631           65           139           705         20%
                                                  --------      -------      ---------     --------
      Total premiums............................  $  8,770      $ 1,099       $ 1,082      $  8,753         12%
                                                  ========      =======       =======      ========
YEAR ENDED DECEMBER 31, 1993
  Life insurance in force.......................  $182,784      $54,106       $13,934      $142,612         10%
                                                  ========      =======       =======      ========
  Premiums
    Property and casualty insurance.............  $  6,597      $   994       $   735      $  6,338         12%
    Life insurance..............................     1,146          147           102         1,101          9%
    Accident and health insurance...............       643           55           123           711         17%
                                                  --------      -------       -------      --------
      Total premiums............................  $  8,386      $ 1,196       $   960      $  8,150         12%
                                                  ========      =======       =======      ========
YEAR ENDED DECEMBER 31, 1992
  Life insurance in force.......................  $126,447      $48,723       $45,142      $122,866         37%
                                                  ========      =======       =======      ========
  Premiums
    Property and casualty insurance.............  $  6,477      $ 1,188       $   805      $  6,094         13%
    Life insurance..............................       690           61            26           655          4%
    Accident and health insurance...............       573           25           136           684         20%
                                                  --------     ---------     --------      --------
      Total premiums............................  $  7,740      $ 1,274       $   967      $  7,433         13%
                                                  ========      =======       =======      ========

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                         ITT Corporation

                                         By            JON F. DANSKI
                                           ------------------------------------
                                                      JON F. DANSKI
                                           SENIOR VICE PRESIDENT AND CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

March 15, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                                        TITLE                                  DATE
        ---------                                        -----                                  ----
      RAND V. ARASKOG                Chairman, President and Chief Executive and                3/7/95
- ----------------------------           Director
     RAND V. ARASKOG
  (PRINCIPAL EXECUTIVE
         OFFICER)

     ROBERT A. BOWMAN               Executive Vice President and Chief Financial               3/7/95
- ----------------------------           Officer
    ROBERT A. BOWMAN
  (PRINCIPAL FINANCIAL
         OFFICER)

      SIGNATURE             TITLE        DATE            SIGNATURE             TITLE        DATE
      ---------             -----        ----            ---------             -----        ----

  BETTE B. ANDERSON       Director      3/7/95          HENRY GLUCK          Director      3/7/95
- -----------------------                            ----------------------
  BETTE B. ANDERSON                                     HENRY GLUCK

  NOLAN D. ARCHIBALD      Director      3/7/95       PAUL G. KIRK, JR.       Director      3/7/95
- -----------------------                            ----------------------
  NOLAN D. ARCHIBALD                                 PAUL G. KIRK, JR.

  ROBERT A. BURNETT       Director      3/7/95        EDWARD C. MEYER        Director      3/7/95
- -----------------------                            ----------------------
  ROBERT A. BURNETT                                   EDWARD C. MEYER

  MICHEL DAVID-WEILL      Director      3/7/95       BENJAMIN F. PAYTON      Director      3/7/95
- -----------------------                            ----------------------
  MICHEL DAVID-WEILL                                 BENJAMIN F. PAYTON

  S. PARKER GILBERT       Director      3/7/95        MARGITA E. WHITE       Director      3/7/95
- -----------------------                            ----------------------
  S. PARKER GILBERT                                   MARGITA E. WHITE

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION                                  LOCATION
- -------                       -----------                                  --------
    3(i)   Restated Certificate of Incorporation.............  Incorporated by reference to
                                                                 ITT's Form 10-Q for the quarterly
                                                                 period ended June 30, 1993.
                                                                 (File No. 1-5627).
     (ii)  Certificate of Ownership and Merger, Merging ITT
             Lester Industries, Inc. into ITT................  Filed herewith.
     (iii) By-laws...........................................  Incorporated by reference to
                                                                 ITT's Form SE dated March 22,
                                                                 1993 (CIK No. 216228) relating
                                                                 to ITT's Form 10-K for the
                                                                 fiscal year ended December 31,
                                                                 1992 (File No. 1-5627).
    4      Instruments defining the rights of security
             holders, including indentures...................  Not required to be filed. The
                                                                 Registrant hereby agrees to file
                                                                 with the Commission a copy of
                                                                 any instrument defining the
                                                                 rights of holders of long-term
                                                                 debt of the Registrant and its
                                                                 consolidated subsidiaries upon
                                                                 request of the Commission.
    9      Voting Trust Agreement............................  None.
   10      Material contracts
             (a) Stock Option Incentive Plan (1977)..........  Incorporated by reference to
                                                                 ITT's Registration Statement on
                                                                 Form S-8 (Registration No.
                                                                 33-5412).
             (b) ITT Long-term Performance Plan
                 (as amended)................................  Incorporated by reference to
                                                                 ITT's Form SE dated March 25,
                                                                 1992 (CIK No. 216228) relating
                                                                 to ITT's Form 10-K for the
                                                                 fiscal year ended December 31,
                                                                 1991 (File No. 1-5627).
             (c) Incentive Bonus Plan........................  Incorporated by reference to
                                                                 ITT's Form SE dated March 29,
                                                                 1989 (CIK No. 216228) relating
                                                                 to ITT's Form 10-K for the
                                                                 fiscal year ended December 31,
                                                                 1988 (File No. 1-5627).
             (d) R. V. Araskog employment agreement..........  Incorporated by reference to
                                                                 ITT's Form SE dated March 28,
                                                                 1990 (CIK No. 216228) relating
                                                                 to ITT's Form 10-K for the
                                                                 fiscal year ended December 31,
                                                                 1989 (File No. 1-5627).
             (e) Form of Pension Plan for non-employee
                 members of the Board of Directors...........  Incorporated by reference to exhibits to ITT's Form 10-K for
                                                                 the fiscal year ended December
                                                                 31, 1980 (File No. 1-5627).
             (f) Form of group life insurance plan for non-
                 employee members of the Board of Directors..  Incorporated by reference to exhibits to ITT's Form 10-K for
                                                                 the fiscal year ended December
                                                                 31, 1983 (File No. 1-5627).
             (g) ITT Corporation 1986 Incentive Stock Plan...  Incorporated by reference to
                                                                 ITT's Registration Statement on
                                                                 Form S-8 (Registration No.
                                                                 33-5412).

EXHIBIT
NUMBER                        DESCRIPTION                                 LOCATION
- -------                       -----------                                 --------
             (h) Form of indemnification agreement with
                 directors..................................  Incorporated by reference to
                                                                ITT's Form SE dated March 28,
                                                                1988 (CIK No. 216228) relating
                                                                to ITT's Form 10-K for the
                                                                fiscal year ended December 31,
                                                                1987 (File No. 1-5627).
             (i) ITT Senior Executive Severance Pay Plan....  Incorporated by reference to
                                                                ITT's Form SE dated August 12,
                                                                1991 (CIK No. 216228) relating
                                                                to ITT's Form 10-Q for the
                                                                quarterly period ended June 30,
                                                                1991 (File No. 1-5627).
             (j) 1994 ITT Corporation Incentive Stock Plan..  Incorporated by reference to
                                                                ITT's Registration Statement on
                                                                Form S-8 (Registration No. 33-
                                                                53771).
             (k) Support Agreement dated April 28, 1994 with
                 ITT Financial Corporation..................  Incorporated by reference to
                                                                ITT's Form 10-Q for the quarterly
                                                                period ended March 31, 1994
                                                                (File No. 1-5627).
             (l) ITT Corporation Annual Performance-Based
                 Incentive Plan for Executive Officers......  Incorporated by reference to pages 18-21 of ITT's Proxy
                                                                Statement dated March 28, 1994.
   11      Statement re computation of per share earnings...  Filed herewith.
   12      Statement re computation of ratios...............  Filed herewith.
   13      Annual report to security holders, Form 10-Q or
             quarterly report to security holders...........  Not required to be filed.
   16      Letter re change in certifying accountant........  None.
   18      Letter re change in accounting principles........  None.
   21      Subsidiaries of the Registrant...................  Filed herewith.
   22      Published report regarding matters submitted to
             vote of security holders.......................  Not required to be filed.
   23      Consents of experts and counsel
             Consent of Arthur Andersen LLP.................  Filed herewith.
   24      Power of attorney................................  None.
   27      Financial data schedule..........................  Filed herewith.
   28P     Information from reports furnished to state
             insurance regulatory authorities...............  Incorporated by reference to
                                                                ITT's Form SE dated March 15,
                                                                1995 (CIK No. 216228) relating
                                                                to ITT's Form 10-K for the
                                                                fiscal year ended December 31,
                                                                1994 (File No. 1-5627).
   99      Additional exhibits..............................  None.