Form 10-Q
period 1995-03-31
ITT CORP
filed 1995-05-15
CIK 216228

Page 1


      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          Form 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from   .  .  .  . to  .  .  .  .



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

As of May 8, 1995, there were outstanding 105.7 million shares of common stock ($1 par value) of the registrant.




Page 2

                       ITT CORPORATION
                      TABLE OF CONTENTS


                                                     Page
                                                     ----
PART I           FINANCIAL INFORMATION:


        ITEM 1       Financial Statements:

                     Consolidated Income - Three
                     Months Ended
                     March 31, 1995 and 1994           3


                     Consolidated Balance Sheet -
                     March 31, 1995 and                4
                     December 31, 1994


                     Consolidated Cash Flow -
                     Three Months Ended March 31,      5
                     1995 and 1994

                     Notes to Consolidated             6
                     Financial Statements


                     Business Segments                 8

        ITEM 2      Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations:

                    Three Months Ended March 31,
                    1995 and 1994                      9


PART II       OTHER INFORMATION:

        ITEM 1       Legal Proceedings                13


        ITEM 6       Exhibits and Reports on          13
                     Form 8-K


  Signature                                           14
  Exhibit Index                                       15







Page 3
               PART I.  FINANCIAL INFORMATION
                    FINANCIAL STATEMENTS
ITEM 1

The following unaudited financial statements, in the opinion of ITT, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flow for the periods presented. For a description of accounting policies, see notes to financial statements in the 1994 annual report on Form 10-K.

              ITT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED INCOME

               (In millions except per share)

                                                Three Months
                                                   Ended
                                                 March 31,
                                              ---------------
                                              1995       1994*
                                              ----       ----
Sales and Revenues
  Insurance                                 $3,005     $2,642
  Products                                   2,226      1,668
  Services                                   1,307        899
                                            ------     ------
                                             6,538      5,209
Costs and Expenses
  Insurance                                  2,807      2,452
  Products (including selling and
   general expenses of $159 and $140)        2,096      1,589
  Services (including selling and
   general expenses of $175 and $110)        1,241        868
  Other                                         33         16
                                            ------     ------
                                               361        284

Interest expense (net of interest
 income of $43 and $41)                        (86)       (20)
Miscellaneous income (expense), net              5         (3)
                                            ------     ------
                                               280        261

Income taxes                                   (94)       (86)
Minority equity                                  5         (2)
                                            ------     ------
Income from Continuing Operations              191        173

Discontinued Operations,
 net of tax of $23 and $20                      37         40
Cumulative Effect of Accounting Changes,
  net of tax benefit of $8                       -        (11)
                                            ------     ------
Net Income                                  $  228     $  202
                                            ======     ======

Earnings (Loss) Per Share
Income from Continuing Operations
  Primary                                    $1.71      $1.39
  Fully Diluted                              $1.59      $1.31
Discontinued Operations
  Primary                                    $ .34      $ .34
  Fully Diluted                              $ .32      $ .32
Cumulative Effect of Accounting Changes
  Primary                                    $   -      $(.10)
  Fully Diluted                              $   -      $(.09)
Net Income
  Primary                                    $2.05      $1.63
  Fully Diluted                              $1.91      $1.54

Cash Dividends Declared Per Common Share    $ .495     $ .495
                                            ======     ======
*Restated to reflect the Finance segment as a "Discontinued
Operation".



Page 4


                ITT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

          In millions except for shares and per share

                                             March 31,  December 31,
                                               1995        1994
                                             ---------  ------------
Assets
Cash and Cash Equivalents                    $    743     $    568
Receivables, net                                5,125        4,779
Inventories                                     1,145        1,049
Insurance Investments                          34,728       32,453
Reinsurance Recoverables                       12,357       12,220
Deferred Policy Acquisition Costs               2,698        2,525
Plant, Property and Equipment, net              6,357        5,346
Other Assets                                    7,056        5,261
Assets of Discontinued Finance Operations      11,291       13,398
Insurance Separate Account Assets              26,183       23,255
                                             --------     --------
                                             $107,683     $100,854
                                             ========     ========
Liabilities and Stockholders Equity
Liabilities --
  Policy liabilities and accruals            $ 47,204     $ 45,620
  Insurance debt                                1,502        1,498
  Other debt (including ESOP of $541 and $562)  7,768        4,909
  Accounts payable and accrued liabilities      3,805        3,523
  Other liabilities                             4,339        3,856
  Liabilities of Discontinued Finance
   Operations                                  10,545       12,734
  Insurance separate account liabilities       26,183       23,255
                                             --------     --------
                                              101,346       95,395
                                             --------     --------
Stockholders Equity --
  Cumulative preferred stock                      652          655
  Common stock:  Authorized 200,000,000 shares,
   $1 par value
  Outstanding 105,706,553 and 105,672,252         106          106
  Deferred compensation -- ESOP                  (541)        (562)
  Cumulative translation adjustments              (49)        (113)
  Unrealized loss on securities, net of tax      (737)      (1,376)
  Retained earnings                             6,906        6,749
                                             --------     --------
                                                6,337        5,459
                                             --------     --------
                                             $107,683     $100,854
                                             ========     ========



Page 5                  ITT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CASH FLOW
                                (In millions)


                                             Three Months Ended
                                                  March 31,
                                              -----------------
                                              1995       1994*
                                              ----       -----
OPERATING ACTIVITIES

Net Income                                   $  228     $  202
Discontinued Operations                         (37)       (40)
Cumulative Effect of Accounting Changes           -         11
                                             ------     ------
    Income from continuing operations           191        173
    Adjustments to Income
     from Continuing Operations:
    Depreciation and amortization               186        140
    Provision for doubtful receivables           17          5
    Gain on sale of portfolio securities
     - pretax                                   (20)       (62)
    Change in receivables, inventories, payables
     and accrued liabilities                   (236)      (330)
    Accrued and deferred taxes                   21        (34)
    Increase in liability for policy benefits
     and unpaid claims                          165        203
    Increase in deferred policy acquisition
     costs                                     (157)      (123)
    Decrease in reinsurance and other
     related assets                             138        178
    Other, net                                   66        (48)
                                             ------     ------
Cash from continuing operations                 371        102
Cash from discontinued operations                 -        208
                                             ------     ------
    Cash from operating activities              371        310
                                             ------     ------
INVESTING ACTIVITIES
Additions to plant, property and equipment     (169)      (110)
Acquisitions, net of acquired cash of $145
   in 1995                                   (2,209)      (374)
Purchase of insurance investments            (3,188)    (7,387)
Sale and maturity of insurance investments    1,926      7,088
Other, net                                      (20)        25
                                             ------     ------
    Cash used for investing activities       (3,660)      (758)
                                             ------     ------
FINANCING ACTIVITIES
Short-term debt, net                          2,483        191
Long-term debt issued                            41          -
Long-term debt repaid                           (50)      (150)
Investment life contracts, net                1,007        146
Repurchase of common stock                      (34)       (28)
Dividends paid                                  (66)      (140)
Other, net                                       30         (2)
                                             ------     ------
    Cash from financing activities            3,411         17
                                             ------     ------

EXCHANGE RATE EFFECT ON CASH
 AND CASH EQUIVALENTS                            53         (1)
                                             ------     ------

Increase (decrease) in cash
  and cash equivalents                          175       (432)
Cash and cash equivalents - beginning of year   568      1,136
                                             ------     ------
Cash and cash equivalents - end of period    $  743     $  704
                                             ------     ------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                $  188     $   98
                                             ------     ------
     Income taxes (net of refunds)           $   12     $    3
                                             ------     ------
*Restated to reflect the Finance segment as a "Discontinued
Operation".

Notes to Consolidated Financial Statements
- ------------------------------------------
1)  Discontinued Operations
    -----------------------
     In September 1994, the Corporation announced plans to seek offers for the purchase of its Finance business segment, comprised primarily of its Financial Corporation subsidiary. Proceeds of the sale are expected to exceed the carrying value of the Corporation's investment in this segment. The net assets, results of operations and cash flows of the Finance segment have been reflected as "Discontinued Operations". The Statements of Income and Cash Flow for the three months ended March 31, 1994 have been restated to conform with the 1995 presentation.

Summarized financial information for the Finance segment is as follows (in millions):

                                            Three Months
                                                Ended
                                               March 31,
                                            --------------
                                            1995     1994
                                            ----     ----
Income Statement Data
- ---------------------
   Revenues                              $   383  $   339
   Operating Income                           63       44
   Income from Finance Operations             37       28

                                         March 31,December 31,
                                           1995      1994
                                         -------- ------------
Balance Sheet Data
- ------------------
   Total Assets                           $11,291    $13,398
   Finance Debt                             9,272     11,640
   Equity                                     746        664



   In January 1995, the holders of $3.4 billion in ITT
Financial term debt consented to a merger of ITT Financial with the Corporation. The merger was completed on May 1, 1995. ITT Corporation is the surviving corporation and is the obligor on the debt.

   In late March, the Corporation completed the sales of certain assets of ITT Financial for $4.1 billion. Proceeds were used to repay Financial debt. The remaining assets of ITT Financial are expected to be disposed of in the 1995 second quarter.


2) Acquisitions
   ------------
   A cash tender offer for all outstanding shares of Caesars World, Inc. for approximately $1.7 billion was completed in late January 1995. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The purchase price exceeded the fair value of the net assets acquired by approximately $1.1 billion. The Consolidated Income Statement includes the results of Caesars World from February 1, 1995, the date of acquisition.

- ------------------------------------------------------
The following pro forma summary presents information as if the acquisition of Caesars World had occurred at the beginning of the respective periods (in millions except per share):

                                             Three Months
                                                Ended
                                              March 31,
                                             ------------
                                             1995    1994
                                             ----    ----
   Sales and Revenues                      $6,620   $5,451
   Income from Continuing Operations          183      163
   Net Income                                 220      192
   Per Share:
   Income from Continuing Operations
     Primary                               $ 1.63    $1.30
     Fully Diluted                           1.52     1.23
   Net Income
     Primary                                 1.98     1.54
     Fully Diluted                           1.84     1.46



   The pro forma information is not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the respective periods.

   The Corporation, in a partnership with Cablevision
Systems Corporation, completed the acquisition of Madison
Square Garden Corporation (MSG) on March 10, 1995 for approximately $1 billion. The acquisition of the Corporation's 50% interest in MSG required initial funding of $610 million. The Corporation's share of the results of MSG are included in the Consolidated Income Statement from the date of acquisition.

                      BUSINESS SEGMENTS

                                  Sales and
                                   Revenues        Income
                                  ------------ -------------
                                  Three Months Ended March 31,
                                  ---------------------------
                                  1995   1994*  1995   1994*
                                  ----  ------ -----  ------
                                        (In millions)
Insurance                       $3,005  $2,642  $198    $190

Industries
   Automotive                    1,510     986    96      60
   Defense & Electronics           427     418    16      11
   Fluid Technology                289     249    18      17
                                ------  ------  ----    ----
                                 2,226   1,653   130      88
                                ------  ------  ----    ----
Hospitality, Entertainment
   & Information Services
   Sheraton                      1,022     798    37      29
   Caesars World                   171       -    21       -
   Communications &
    Information Services            92      78    10       3
                                ------  ------  ----    ----
                                 1,285     876    68      32
                                ------  ------  ----    ----
Ongoing Segments                 6,516   5,171   396     310
Dispositions and Other              22      38    (2)    (10)
                                ------  ------  ----    ----
Total Segments                   6,538   5,209   394     300

Interest, net                                    (86)   (20)
Other                                            (23)   (21)
Income Taxes                                     (94)   (86)
                                                ----   ----
Income from Continuing Operations                191    173

Discontinued Operations, net of tax of $23
 and $20                                          37     40

Cumulative Effect of Accounting Changes,
 net of tax benefit of $8                          -    (11)
                                 ------ ------  ----   ----
                                 $6,538 $5,209  $228   $202
                                 ====== ======  ====   ====

*Restated to reflect the Finance segment as a "Discontinued
Operation".


ITEM 2.     Management's Discussion and Analysis of
          Financial Condition and Results of Operations



     Net income for the first quarter of 1995 was $228 million or $1.91 per fully diluted share ($2.05 per primary share) compared with $202 million or $1.54 per fully diluted share ($1.63 per primary share) in the 1994 first quarter. After-tax portfolio gains in the 1995 first quarter totaled $13 million or $0.11 per fully diluted share compared with $33 million or $0.26 per fully diluted share in the 1994 quarter. Sales and revenues for the first quarter were $6.5 billion, a 26% increase over the $5.2 billion in the 1994 quarter (both periods exclude ITT Financial which has been treated as a Discontinued Operation).

     Income from ongoing segments for the first quarter rose by $86 million (28%) compared with the 1994 quarter.

     Operating results in the Insurance segment rose (4%) over the 1994 quarter reflecting reduced catastrophe losses. When excluding the effects of extraordinary catastrophe losses and capital gains, results were down 10% from 1994. The 1994 quarter benefited from unusually good results in the workers compensation line of business, due to legislative reform and managed care initiatives. Revenues in the segment rose by 14%. Excluding operations in runoff, the worldwide combined ratio improved to 102.0% compared with 104.7% in the 1994 quarter.

Insurance operating costs and expenses were as follows:

                                                    First Quarter
                                                    -------------
                                                    1995     1994
                                                    ----     ----
Benefits, claims and claim adjustment expenses     $1,833   $1,693
Amortization of deferred policy acquisition costs     414      394
Other insurance expenses                              560      365
                                                   ------   ------
                                                   $2,807   $2,452
                                                   ======   ======


     ITT Automotive operating income increased 60% in the quarter, reflecting in part the contribution of the Electrical Systems, Inc. acquisition which was completed in the 1994 second quarter. Excluding this acquisition, operating income rose in the quarter reflecting higher volume in several product lines and the continuing benefits from cost reduction programs. The improved results were registered despite pricing pressure and higher material and labor costs. Sales increased 53% compared with the 1994 quarter.

     Operating income at Defense & Electronics increased 45% in the quarter reflecting growth in Electronics and higher margins at a number of Defense units. Sales and revenues approximated the 1994 quarter. Order backlog was $2.4 billion at March 31, 1995 compared with $2.1 billion at March 31, 1994.

     Operating income at Fluid Technology was up 6% for the quarter when compared with the prior year, mainly the result of higher volume at ITT Flygt and lower operating costs. Sales improved 16% for the period, primarily the result of higher volume.

     At ITT Sheraton, operating income improved significantly from the 1994 quarter as a 58% improvement at the hotels was partly offset by a $3 million decline in the gaming division. Average rate at ITT Sheraton's owned and leased properties (excluding the newly acquired CIGA hotels) rose 16% to $124 compared with the 1994 first quarter accompanied by an occupancy improvement of three percentage points to 71.5%. ITT Sheraton generated operating cash flow (earnings before interest, taxes, depreciation and amortization) of $73 million in 1995 compared with $48 million in the 1994 first quarter.

     The results of Caesars World have been included in the 1995 quarter for the two months since the date of acquisition. Caesars World generated revenues of $171 million, operating cash flow of $35 million and operating income of $21 million in the months of February and March, 1995.

     Operating income and sales and revenues at Communication and Information Services for the first quarter were ahead of the 1994 quarter. The improvement in results was due to the acceleration of the publishing schedule in Holland and higher royalties in Japan at ITT World Directories and higher student enrollment and tuition price increases more than offsetting the operating costs of newly-opened schools at ITT Educational Services.

     Dispositions and Other reflects the sales and operating losses of companies previously divested as well as ITT Community Development. The 1994 quarter includes losses on the sale of several non-strategic Electronics businesses.

     Interest expense, net of interest income, increased from $20 million in 1994 to $86 million in 1995, the result of higher debt levels related to 1994 and 1995 acquisitions and share repurchases. "Other" consists of corporate expenses, minority equity and non-operating income and was essentially flat when compared with the 1994 quarter.

     Income taxes increased in the first quarter of 1995 versus 1994 due to an increase in pretax income from continuing operations. Income taxes related to Discontinued Operations and Cumulative Effect of Accounting Changes are reflected within those captions separately on the income statement. The Corporation's effective tax rate was 34% in the quarter compared with 33% in 1994.

     Discontinued Operations related solely to the Finance segment in the 1995 quarter and to both Finance and Forest Products in 1994. The first quarter results at ITT Financial were above those of the prior year. The Forest Products segment (ITT Rayonier) was spun-off to shareholders on February 28, 1994. Net income for the quarter in 1994 included $12 million ($0.09 per fully diluted share) of earnings prior to the spin-off.

     The comparison of net income with 1994 is impacted by certain unusual items. While both the 1995 and 1994 quarter included capital gains in the insurance portfolio, results for the 1995 quarter are adversely affected $18 million or $0.15 per fully diluted share for losses on the Corporation's 70% interest in CIGA, SpA as well as acquisition financing costs. This is the first full quarter in which CIGA operated under the Corporation's control and the losses are not expected to continue. Results for the 1994 quarter included three cumulative catch-up adjustments for accounting changes; (1) a favorable adjustment of $42 million after tax or $0.33 per fully diluted share for a change in the discount rate used to determine certain workers' compensation liabilities at the Insurance segment,(2) a charge of $36 million after tax or $0.29 per fully diluted share for the adoption of SFAS No. 115 related to accounting for certain investments in debt and equity securities, and (3) a charge of $17 million after tax or $0.13 per fully diluted share to expense certain marketing and start-up costs at ITT Educational Services which were previously deferred. The 1994 quarter was also unfavorably impacted by $40 million after tax or $0.31 per fully diluted share for catastrophe losses in excess of expectations at the Insurance segment related to the California earthquake and winter freezes. Excluding these items and discontinued operations, net income and earnings per share rose 9% and 20%, respectively, in the 1995 first quarter compared with the 1994 first quarter.


 Cash Flow

     The Corporation completed the acquisitions of Caesars World and 50% of Madison Square Garden in the first quarter for $2.3 billion. Temporary financing was provided through the Corporation's commercial paper program. In addition, the completion of the sales of certain businesses of ITT Financial in late March, April and early May generated gross proceeds of $10.2 billion, all of which was used to repay Financial debt.

     During the 1995 first quarter, the Corporation generated $371 million of cash from operating activities, up from $310 million in the 1994 quarter. The increase is due primarily to the timing of cash flows and lower working capital requirements. Cash was used for capital additions ($169 million) and to pay dividends to shareholders ($66 million and $140 million for the first three months of 1995 and 1994, respectively). The 1994 dividend payment included the payment of the 1993 fourth quarter and the 1994 first quarter. Both quarters also included repurchases of common stock of $34 million and $28 million, respectively.

     Cash expenditures for plant, property and equipment, including insurance activities, are projected to approximate last year's level of $727 million for the full year. Depreciation for the first quarter of 1995 was $138 million compared with $113 million in the corresponding 1994 quarter. Accumulated depreciation amounted to 36% of gross plant at March 31, 1995, compared with the 39% at December 31, 1994.

Debt and Liquidity

     The Corporation's outstanding debt, with the Insurance segment reflected on an equity basis and excluding discontinued operations, was 52% of total capitalization at March 31, 1995 (before recognition of the unrealized loss on investment securities as required by SFAS No. 115) compared with 41% at December 31, 1994. The increase is reflected in borrowings which total $7.8 billion at March 31, 1995 compared with $4.9 billion at year-end 1994. Borrowings increased primarily due to the acquisition of Caesars World and a 50% interest in Madison Square Garden Corporation. Proceeds from the sale of ITT Financial assets in the second quarter as well as cash generated from operations are expected to reduce debt as a percentage of total capitalization in subsequent quarters. Insurance debt at March 31, 1995 of $1.5 billion remained unchanged from the December 31, 1994 level. When fully consolidating the Insurance segment, debt was 56% of total capitalization at March 31, 1995 compared with 47% at December 31, 1994.

     Stockholders equity increased $.9 billion during the first quarter of 1995 due principally to a reduction in unrealized losses on securities of $.6 billion and net income of $.2 billion. Under its share repurchase program, the Corporation repurchased approximately 336,000 common shares in the first quarter of 1995 at an average price of $91.80 per share for a cash cost, including commissions, of $31 million.



Page 13
                PART II.    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Item 3 of ITT's Form 10-K Annual Report for the year ended December 31, 1994, in which ITT reported that Hartford Fire Insurance Company, a subsidiary of ITT, together with other companies, associations and organizations involved in the business of property and casualty insurance and reinsurance, was named as a defendant in a group of lawsuits filed by Attorneys General of 20 states and by various private parties in the United States District Court for the Northern District of California. All of the suits, which were filed in 1988, 1990 and 1991, were based upon allegations that the defendants violated federal and/or state antitrust laws by reason of their activities in connection with the development of new standard commercial general liability policy forms by the Insurance Services Office, an industry organization. In June 1991, the Ninth Circuit U.S. Court of Appeals reversed the United States District Court for the Northern District of California which had granted summary judgment in September 1989 in favor of all defendants, including ITT Hartford. On June 28, 1993, the Supreme Court reversed the Ninth Circuit U.S. Court of Appeals, holding that the domestic insurers, including ITT Hartford, had not lost their McCarran-Ferguson Act exemption from the antitrust laws generally, as a result of activities alleged in the complaints, but remanded the case for further proceedings to determine if certain of those activities came within the "boycott" exception to the McCarran-Ferguson Act exemption. On October 3, 1994, ITT Hartford announced that it, along with the other 31 defendants, had settled this lawsuit. The settlement provides for a payment of $36 million, the majority of which funds will be used to create a public entity risk institute and national public risk database. It also calls for changes in control of Insurance Services, Inc., a nationwide organization which develops standardized policy language and compiles information insurers use to determine their own insurance rates. The settlement agreement was given preliminary approval by the U.S. District Court for the Northern District of California. Following notice of the settlement to all class members in the private actions a hearing on final approval of the settlement was held on March 29, 1995 at which time the Court granted its approval.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index for a list of exhibits filed herewith.

(b) ITT filed a Form 8-K Current Report dated February 6, 1995 reporting under (i) Item 2 with respect to the acquisition of Caesars World, Inc. through a tender offer and (ii) Items 5 and 7 with respect to the receipt by ITT Financial Corporation of requisite consents to amend certain covenants of $3.4 billion principal amount of its public debt securities.

     ITT filed a Form 8-K/A Current Report dated March 31,
1995 reporting under Item 7 pro forma financial information with respect to the acquisition of Caesars World, Inc.




Page 14






                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ITT Corporation
                                   (Registrant)





                              By    J.F. Danski
                                --------------------
                                    J.F. Danski
                        Senior Vice President and Controller
                            (Chief Accounting Officer)




May 15, 1995
(Date)




Page 15

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


(3)   Articles of Incorporation and by-laws       None


(4)   Instruments defining the rights of
      security holders, including indentures      None


(10)  Material contracts                          None


(11)  Statement re: computation of per share
      earnings                                Filed Herewith


(12)  Statements re:  computation of ratios
       Calculation of ratio of earnings to
        total fixed charges
       Calculation of ratio of earnings to
        total fixed charges and preferred
        dividend requirements of ITT          Filed Herewith


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