Form 10-Q
period 1995-06-30
ITT CORP
filed 1995-08-14
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________________________to________________

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

                        Telephone Number: (212) 258-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of August 7, 1995, there were outstanding 115.8 million shares of common stock ($1 par value) of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ITT CORPORATION

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I           FINANCIAL INFORMATION:
         ITEM 1  Financial Statements:
                 Consolidated Income -- Second Quarter and Six Months Ended June 30,
                 1995 and 1994........................................................    3
                 Consolidated Balance Sheet -- June 30, 1995 and December 31, 1994....    4
                 Consolidated Cash Flow -- Six Months Ended June 30, 1995 and 1994....    5
                 Notes to Consolidated Financial Statements...........................    6
                 Business Segments....................................................    9
         ITEM 2  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations:
                 Second Quarter and Six Months Ended June 30, 1995 and 1994...........   10

PART II          OTHER INFORMATION:
         ITEM 4  Submission of Matters to a Vote of Security Holders..................   15
         ITEM 6  Exhibits and Reports on Form 8-K.....................................   15
                 Signature............................................................   16
                 Exhibit Index........................................................   17

                         PART I.  FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

ITEM 1.

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

              ITT CORPORATION AND SUBSIDIARIES CONSOLIDATED INCOME
                         (In millions except per share)

                                                                                SIX MONTHS ENDED
                                                           SECOND QUARTER           JUNE 30,
                                                          -----------------     -----------------
                                                           1995      1994*       1995      1994*
                                                          ------     ------     ------     ------
Net Sales...............................................  $2,337     $2,036     $4,585     $3,727
Cost of Sales...........................................   2,012      1,714      3,954      3,163
                                                          ------     ------     ------     ------
                                                             325        322        631        564
Selling, General and Administrative Expenses............     171        161        339        311
Service Charges from Affiliated Companies...............      22         19         44         35
Other Operating (Income) Expense........................      (7)        23          6         37
                                                          ------     ------     ------     ------
                                                             139        119        242        181
Interest Expense........................................     (47)       (40)       (80)       (63)
Interest Income.........................................      12         25         21         49
Miscellaneous Income (Expense), net.....................     (30)        --        (30)        --
                                                          ------     ------     ------     ------
                                                              74        104        153        167
Income Tax Expense......................................     (28)       (43)       (62)       (69)
                                                          ------     ------     ------     ------
Income from Continuing Operations.......................      46         61         91         98
Discontinued Operations:
  Operating Earnings, net of tax of $79, $79, $162 and
     $160...............................................     163        197        346        373
  Gain on Sale of Finance Operations, net of tax of
     $264...............................................     403         --        403         --
Cumulative Effect of Accounting Changes, net of tax
  benefit of $8.........................................      --         --         --        (11)
                                                          ------     ------     ------     ------
Net Income..............................................  $  612     $  258     $  840     $  460
                                                          ======     ======     ======     ======
EARNINGS (LOSS) PER SHARE
Income from Continuing Operations
  Primary...............................................  $  .35     $  .44     $  .69     $  .68
  Fully Diluted.........................................  $  .35     $  .44     $  .69     $  .69
Discontinued Operations
  Primary...............................................  $ 5.26     $ 1.67     $ 6.97     $ 3.16
  Fully Diluted.........................................  $ 4.82     $ 1.53     $ 6.39     $ 2.91
Cumulative Effect of Accounting Changes
  Primary...............................................  $   --     $   --     $   --     $ (.10)
  Fully Diluted.........................................  $   --     $   --     $   --     $ (.09)
Net Income
  Primary...............................................  $ 5.61     $ 2.11     $ 7.66     $ 3.74
  Fully Diluted.........................................  $ 5.17     $ 1.97     $ 7.08     $ 3.51
Cash Dividends declared per common share................  $ .495     $ .495     $  .99     $  .99

---------------

*Restated to reflect Insurance, Hospitality, Entertainment & Information
 Services as "Discontinued Operations".
The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                 (In millions except for shares and per share)

                                                                         JUNE
                                                                          30,       DECEMBER 31,
                                                                         1995          1994*
                                                                        -------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents.........................................    $   411       $    322
  Receivables, net..................................................      1,433          1,138
  Inventories.......................................................      1,028            990
  Other current assets..............................................        127             80
                                                                        -------     ------------
     Total current assets...........................................      2,999          2,530
Plant, Property and Equipment, net..................................      2,199          2,114
Deferred U.S. Income Taxes..........................................        145            161
Goodwill, net.......................................................        360            365
Other Assets........................................................        563            407
Net Assets of Discontinued Operations...............................      7,184          5,458
                                                                        -------     ------------
                                                                        $13,450       $ 11,035
                                                                        =======     ==========
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
  Accounts payable..................................................    $   772       $    774
  Accrued expenses..................................................      1,228            848
  Notes payable and current maturities of long-term debt (including
     ESOP of $541 and $--)..........................................      1,502            928
                                                                        -------     ------------
     Total current liabilities......................................      3,502          2,550
Non-U.S. Unfunded Pension...........................................        710            610
U.S. Unfunded Pension and Postretirement Costs......................        375            388
Long-term Debt (including ESOP of $-- and $562).....................        871          1,712
Deferred Income Taxes -- Foreign, State and Local...................         79             90
Other Liabilities...................................................        401            226
                                                                        -------     ------------
                                                                          5,938          5,576
                                                                        -------     ------------
Stockholders Equity --
  Cumulative preferred stock........................................        648            655
  Common stock: Authorized 200,000,000 shares, $1 par value,
     Outstanding 105,906,840 and 105,706,553........................        106            106
  Deferred compensation -- ESOP.....................................       (541)          (562)
  Cumulative translation adjustments................................        (14)          (113)
  Unrealized loss on securities, net of tax.........................       (149)        (1,376)
  Retained earnings.................................................      7,462          6,749
                                                                        -------     ------------
                                                                          7,512          5,459
                                                                        -------     ------------
                                                                        $13,450       $ 11,035
                                                                        =======     ==========

---------------

*Restated to reflect Insurance, Hospitality, Entertainment & Information
 Services as "Discontinued Operations".
The accompanying notes to financial statements are an integral part of the above statement.

                                ITT CORPORATION

                             CONSOLIDATED CASH FLOW
                                 (In millions)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           ------------------
                                                                             1995       1994*
                                                                           --------     -----
OPERATING ACTIVITIES
Net Income..............................................................   $    840     $ 460
Discontinued Operations:
  Operating Earnings....................................................       (346)     (373)
  Gain on Sale of Finance Operations....................................       (403)       --
Cumulative Effect of Accounting Changes.................................         --        11
                                                                           --------     -----
  Income from continuing operations.....................................         91        98
Adjustments to income from continuing operations:
  Depreciation and amortization.........................................        209       185
  Provision for doubtful receivables....................................          1         1
  Loss on divestments -- pretax.........................................         --         1
  Change in receivables, inventories, payables and accruals.............       (134)     (199)
  Accrued and deferred taxes............................................        246        53
  Other, net............................................................        (18)        6
                                                                           --------     -----
Cash from continuing operations.........................................        395       145
Cash (to)/from discontinued operations..................................       (254)      763
                                                                           --------     -----
  Cash from operating activities........................................        141       908
                                                                           --------     -----
INVESTING ACTIVITIES
Additions to plant, property and equipment..............................       (165)     (124)
Proceeds from divestments...............................................     11,655        14
Acquisitions............................................................        (15)     (374)
Other, net..............................................................         (2)       (7)
                                                                           --------     -----
  Cash from/(used for) investing activities.............................     11,473      (491)
                                                                           --------     -----
FINANCING ACTIVITIES
Short-term debt, net....................................................        (28)       (4)
Long-term debt repaid...................................................        (18)      (80)
Repayment of Finance obligations........................................    (11,382)       --
Repurchase of common stock..............................................        (38)      (74)
Dividends paid..........................................................       (130)     (210)
Other, net..............................................................         18        (6)
                                                                           --------     -----
  Cash used for financing activities....................................    (11,578)     (374)
                                                                           --------     -----
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS.......................         53         5
                                                                           --------     -----
Increase in cash and cash equivalents...................................         89        48
Cash and Cash Equivalents -- Beginning of period........................        322       240
                                                                           --------     -----
Cash and Cash Equivalents -- End of period..............................   $    411     $ 288
                                                                           ========     =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..............................................................   $     47     $  57
                                                                           ========     =====
  Income Taxes..........................................................   $      7     $  32
                                                                           ========     =====

---------------

*Restated to reflect Insurance, Hospitality, Entertainment & Information
 Services as "Discontinued Operations".

The accompanying notes to financial statements are an integral part of the above statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN MILLIONS UNLESS OTHERWISE STATED)

1)  PLAN OF DISTRIBUTION

     On June 12, 1995, the Board of Directors of ITT Corporation approved, subject to final terms and shareholder approval, the change in ITT Corporation's name to ITT Industries, Inc. ("ITT" or the "Corporation") and the distribution (the "Distribution") to holders of the Corporation's common stock (on a pro-rata basis) of all outstanding shares of common stock of ITT Destinations, Inc., a wholly-owned subsidiary holding the Corporation's interests in hospitality, entertainment and information services businesses ("New ITT") and ITT Hartford Group, Inc., a wholly-owned subsidiary holding the Corporation's interests in the insurance business segment ("ITT Hartford"). Under the proposed plan, New ITT and ITT Hartford will become publicly traded companies. These financial statements give effect to the proposed Distribution, reflecting the accounts of the businesses included in the Distribution as discontinued operations for all periods presented. For purposes of these financial statements, all references to New ITT and ITT Hartford include those companies, their subsidiaries, affiliated companies and other assets and liabilities that will be transferred to those companies prior to the Distribution.

2)  DISCONTINUED OPERATIONS

     Net income of the Corporation's Discontinued Operations, excluding the gain on the sale of ITT Financial is comprised of the following:

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                    -------------         -------------
                                                    1995     1994         1995     1994
                                                    ----     ----         ----     ----
        New ITT.................................    $ 46     $ 29         $ 53     $ 37
        ITT Hartford............................     105      157          245      292
        ITT Financial...........................      12       11           48       32
        ITT Rayonier............................      --       --           --       12
                                                    ----     ----         ----     ----
        Total Discontinued Operations...........    $163     $197         $346     $373
                                                    ====     ====         ====     ====

     In the accompanying financial statements for all periods presented, New ITT and ITT Hartford are reported as Discontinued Operations. The net assets of New ITT and ITT Hartford are included in Net Assets of Discontinued Operations in the accompanying balance sheet. See Exhibits 99(a) and 99(b) for additional financial information of New ITT and ITT Hartford.

     In September 1994, the Corporation announced plans to seek offers for the purchase of its Finance business segment, comprised primarily of its ITT Financial Corporation subsidiary. Summarized financial information is as follows:

                                                                         SIX MONTHS
                                                                            ENDED
                                                                          JUNE 30,
                                                                        -------------
                                                                        1995     1994
                                                                        ----     ----
        Income Statement Data:
          Revenues..................................................    $476     $692
          Operating Income..........................................      79       48
          Income from Finance Operations............................      48       32
          Gain on Sale, net of tax..................................     403       --

              (DOLLAR AMOUNTS IN MILLIONS UNLESS OTHERWISE STATED)

2)   DISCONTINUED OPERATIONS -- (CONTINUED)

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1995           1994
                                                                 --------     ------------
        Balance Sheet Data:
          Total Assets.......................................     $1,960        $ 13,398
          Finance Debt.......................................      1,456          11,640
          Equity.............................................         --             664

     ITT realized gross proceeds totaling $11.7 billion through June 30, 1995 and in July 1995, the Corporation completed additional sales of assets of ITT Financial Corporation for $.3 billion in cash. Proceeds from these transactions were used to repay ITT Financial debt. The Corporation recognized an after tax gain of $403 ($667 pretax) or $3.44 per fully diluted share in the second quarter including a provision for the remaining asset sales and closedown costs of ITT Financial Corporation.

     In January 1995, the holders of $3.4 billion in ITT Financial term debt consented to a merger of ITT Financial with the Corporation. The merger was completed on May 1, 1995. ITT Industries is the surviving corporation and is the obligor on the debt.

     In July 1995, the Corporation announced the successful completion of a tender offer for an aggregate of $4.1 billion of its debt securities, with an estimated $3.4 billion, or 82% of the aggregate principal amount having been tendered. The tender offer was financed with the proceeds of commercial paper borrowings of approximately $3.7 billion. The Corporation expects to refinance these commercial paper obligations through proceeds of new borrowings, the nature and terms of which have yet to be determined. The tender offer resulted in the Corporation paying a tender premium of approximately $300 after tax ($460 pretax), which will be recorded as an extraordinary loss on the early extinguishment of debt of approximately $300 after tax.

3)  ACQUISITIONS

     A cash tender offer for all outstanding shares of Caesars World, Inc. for approximately $1.7 billion was completed in late January 1995. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The purchase price exceeded the fair value of the net assets acquired by $1.1 billion. Caesars World, Inc., which is part of the Hospitality, Entertainment and Information Services segments, is reported as a Discontinued Operation, and is included in the Income Statement of ITT Destinations, Inc. (See Exhibit 99) from February 1, 1995, the date of acquisition.

     The Corporation, in a partnership with Cablevision Systems Corporation, completed the acquisition of Madison Square Garden Corporation (MSG) on March 10, 1995 for approximately $1 billion. The acquisition of the Corporation's 50% interest in MSG required initial funding of $610. The Corporation's share of the results of MSG are also included in the Consolidated Income Statement of ITT Destinations, Inc. from the date of acquisition.

              (DOLLAR AMOUNTS IN MILLIONS UNLESS OTHERWISE STATED)

4)  RECEIVABLES

     Receivables consist of the following:

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1995           1994
                                                                 --------     ------------
        Trade................................................     $1,447         $1,148
        Accrued for completed work...........................         23             26
        Less -- reserves.....................................        (37)           (36)
                                                                 --------     ------------
                                                                  $1,433         $1,138
                                                                  ======      ============

5)  INVENTORIES

     Inventories consist of the following:

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1995           1994
                                                                 --------     ------------
        Finished Goods.......................................     $  530         $  452
        Work in process......................................        491            480
        Raw materials and supplies...........................        323            355
        Less -- reserves.....................................        (99)           (97)
             -- progress payments............................       (217)          (200)
                                                                 --------     ------------
                                                                  $1,028         $  990
                                                                  ======      ============

6)  PLANT, PROPERTY AND EQUIPMENT

     Plant, property and equipment consists of the following:

                                                                JUNE 30,     DECEMBER 31,
                                                                  1995           1994
                                                                --------     ------------
        Land and improvements...............................    $    112       $    106
        Buildings and improvements..........................         815            788
        Machinery and equipment.............................       2,718          2,615
        Construction work in progress.......................         344            262
        Other...............................................       1,047            858
                                                                --------     ------------
                                                                   5,036          4,629
        Less -- accumulated depreciation and amortization...      (2,837)        (2,515)
                                                                --------     ------------
                                                                $  2,199       $  2,114
                                                                 =======     ============

7)  ESOP TERMINATION

     In July 1995, the Corporation terminated the ESOP portion of the ITT Investment and Savings Plan. The trustee of the ESOP then converted the preferred stock held by the trustee to ITT common stock and sold 5.3 million shares into the open market. These proceeds will be used to repay the debt associated with the ESOP during August 1995. At June 30, 1995, the ESOP debt totaled $541 and is classified as current maturity of long-term debt.

     If the conversion of the ESOP preferred stock had occurred on January 1, 1995, primary earnings per share for the three and six months ended June 30, 1995 would have been $5.21 and $7.16, respectively.

                          BUSINESS SEGMENT INFORMATION
                                 (In millions)

     Business segment information excluding "Discontinued Operations" is as follows:

                                                                            OPERATING INCOME/(LOSS)
             NET SALES                                                   ------------------------------
------------------------------------
                                                                            SECOND
 SECOND QUARTER        SIX MONTHS                                           QUARTER        SIX MONTHS
----------------    ----------------                                     -------------    -------------
 1995     1994*      1995     1994*                                      1995    1994*    1995    1994*
------    ------    ------    ------                                     ----    -----    ----    -----
$1,518    $1,297    $3,028    $2,283    Automotive.....................  $109    $104     $205    $164
   392       383       762       753    Defense & Electronics..........    27      23       45      37
   316       270       605       519    Fluid Technology...............    29      21       47      38
   111        86       190       172    Dispositions & Other...........    (1)     (4)      (6)    (17)
------    ------    ------    ------                                     ----    -----    ----    -----
 2,337     2,036     4,585     3,727    Total Segments.................   164     144      291     222
    --        --        --        --    Corporate Expenses and Other...   (25)    (25)     (49)    (41)
------    ------    ------    ------                                     ----    -----    ----    -----
$2,337    $2,036    $4,585    $3,727                                     $139    $119     $242    $181
======    ======    ======    ======                                     ====    ====     ====    ====

---------------

*Restated to exclude Insurance, Hospitality, Entertainment & Information
 Services which are now "Discontinued Operations".

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1994

     Net income from continuing operations of $46 million or $0.35 per fully diluted share declined 25% compared with the $61 million or $0.44 per fully diluted share reported in the 1994 period. The decline was caused by an after-tax provision of $29 million or $0.25 per fully diluted share for the expected loss on the disposal of ITT Semiconductors and a portion of ITT Community Development Corporation. Excluding this provision, net income from continuing operations was $75 million or $0.60 per fully diluted share, a 23% improvement due largely to higher volumes in a number of product lines and the favorable impact of continuing cost reduction programs. Income from discontinued operations totaled $566 million (including $403 million reflecting the gain on the sale of ITT Financial) and $197 million for the second quarter of 1995 and 1994, respectively, and represents the results of ITT Hartford, New ITT and ITT Financial. Net income was $612 million or $5.17 per fully diluted share, compared with $258 million or $1.97 per fully diluted share in the 1994 period.

     Net sales totaling $2.3 billion rose 15% with improvements at Automotive, Defense & Electronics and Fluid Technology. Gross margin approximated 14% in the 1995 period and 16% in the 1994 period due to higher material costs, while selling, general and administrative expenses decreased to 7.3% of sales from 7.9% in the 1994 period due to a continuing focus on cost reduction and efficiency programs. Service charges from affiliated companies represent fees for advice and assistance related to certain centralized general and administrative functions. Such services represent advice and assistance in connection with cash management, legal, accounting, tax and insurance services and charges totaled $22 million and $19 million in the 1995 and 1994 second three months, respectively. The fees for these services, which are based upon a general relations agreement, approximate 1% of sales. Other operating expenses, which include gains and losses from foreign exchange transactions and other charges, totaled $(7) million in the 1995 period, compared with $23 million in the 1994 period. Operating margins (excluding service charges from affiliated companies) rose to 6.9% in the period, up from 6.8% in the second quarter of 1994, a result of the factors discussed above.

     Interest expense, net, benefited in the 1994 period from interest income totaling $16 million on a note receivable from the sale of Alcatel N.V. in 1992. Excluding interest income in both periods, interest expense increased to $47 million compared with $40 million in 1994 reflecting higher borrowings primarily in connection with capital additions.

     Miscellaneous Income (Expense) includes the aforementioned provision for the expected loss on the disposal of ITT Semiconductors and a portion of ITT Community Development Corporation. The effective income tax rate was 38% in the 1995 period and 41% in 1994. The 1995 period benefited from the utilization of tax credits in Italy. Excluding these credits, the effective rate was 41%. Income tax expense decreased by $15 million, to $28 million in the 1995 period, due to the lower pretax earnings and the previously mentioned tax credits.

     Business Segments -- Sales and operating income before service charges from affiliated companies for each of the Corporation's three major continuing business segments were as follows for the quarter of 1995 and 1994 ($ in millions):

                                                                       OPERATING
      SALES                                                             INCOME
-----------------                                                    -------------
  THREE MONTHS                                                       THREE MONTHS
-----------------                                                    -------------
 1995       1994                                                     1995     1994
------     ------                                                    ----     ----
$1,518     $1,297   ................. Automotive  .................  $109     $104

     Automotive's 1995 three months results benefited from higher volumes and the continued impact of cost reduction programs. These benefits were partly offset by continued pricing pressure from original equipment manufacturers and higher material and labor costs.

                                                                        OPERATING
      SALES                                                              INCOME
-----------------                                                     -------------
  THREE MONTHS                                                        THREE MONTHS
-----------------                                                     -------------
 1995       1994                                                      1995     1994
------     ------                                                     ----     ----
$  392     $  383   ............ Defense & Electronics  ............  $ 27     $ 23

     At Defense & Electronics, 1995 three month operating income rose on slightly higher revenues due to improved margins at several units.

                                                                       OPERATING
      SALES                                                             INCOME
-----------------                                                    -------------
  THREE MONTHS                                                       THREE MONTHS
-----------------                                                    -------------
 1995       1994                                                     1995     1994
------     ------                                                    ----     ----
$  316     $  270   .............. Fluid Technology  ..............  $ 29     $ 21

     At Fluid Technology, 1995 three month sales and operating income increased at all units, most significantly at Flygt, due to higher volume and favorable foreign exchange.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

     Net income from continuing operations of $91 million or $0.69 per fully diluted share declined 7% compared with the $98 million or $0.69 per fully diluted share reported in the 1994 period. The decline was caused by an after-tax provision of $29 million or $0.25 per fully diluted share for the expected loss on the disposal of ITT Semiconductors and a portion of ITT Community Development Corporation. Excluding this provision, net income from continuing operations was $120 million or $0.94 per fully diluted share, a 22% improvement largely due to the contribution of Electrical Systems Inc. ("ESI"), the former General Motors' motors and actuators business acquired in March 1994. Excluding ESI, net income still exceeded the 1994 level due to higher volumes in a number of product lines and the favorable impact of continuing cost reduction programs. Income from discontinued operations totaled $749 million (including $403 million reflecting the gain on the sale of ITT Financial) and $373 million for the first six months of 1995 and 1994, respectively, and represents the results of ITT Hartford, New ITT, ITT Financial and, in 1994, Rayonier. Net income was $840 million or $7.08 per fully diluted share, compared with $460 million or $3.51 per fully diluted share in the 1994 period.

     Net sales totaling $4.6 billion rose 23% with improvements at Automotive, Defense & Electronics and Fluid Technology. Excluding the ESI contribution, net sales improved 16%. Gross margin approximated 14% in the 1995 period and 15% in the 1994 period due to higher material costs, while selling, general and administrative expenses decreased to 7.4% of sales from 8.3% in the 1994 period due to a continuing focus on cost reduction and efficiency programs. Service charges from affiliated companies represent fees for advice and assistance related to certain centralized general and administrative functions. Such services represent advice and assistance in connection with cash management, legal, accounting, tax and insurance services and charges totaled $44 million and $35 million in the 1995 and 1994 first six months, respectively. The fees for these services, which are based upon a general relations agreement, approximate 1% of sales. See "Plan of Distribution" Note to Consolidated Financial Statements herein. Other operating (income) expense, which includes gains and losses from foreign exchange transactions and other charges, totaled $6 million in the 1995 period, compared with $37 million in the 1994 period. Operating margins (excluding service charges from affiliated companies) rose to 6.2% in the six months, up from 5.8% in the first six months of 1994, a result of the factors discussed above.

     Interest expense, net, benefited in the 1994 period from interest income totaling $32 million on a note receivable from the sale of Alcatel N.V. in 1992. Excluding interest income in both periods, interest expense increased to $80 million compared with $63 million in 1994 reflecting higher borrowings in connection with the March 1994, ESI acquisition and capital additions.

     Miscellaneous Income (Expense) includes the aforementioned provision for the expected loss on the disposal of ITT Semiconductors and a portion of ITT Community Development Corporation. The effective income tax rate approximated 41% in the 1995 and 1994 periods. Income tax expense decreased by $7 million, to $62 million in the 1995 period, due to the lower pretax earnings.

     Business Segments -- Sales and operating income before service charges from affiliated companies for each of the Corporation's three major continuing business segments were as follows for the first six months of 1995 and 1994
($ in millions):

                                                                           OPERATING
          SALES                                                             INCOME
    ------------------                                                   -------------
        SIX MONTHS                                                        SIX MONTHS
    ------------------                                                   -------------
     1995       1994                                                     1995     1994
    ------     -------                                                   ----     ----
    $3,028     $2,283   ................. Automotive  .................  $205     $164

     Automotive's 1995 six months results benefited significantly from the ESI acquisition and from higher volumes and the continued impact of cost reduction programs. These benefits were partly offset by continued pricing pressure from original equipment manufacturers and higher material and labor costs.

                                                                            OPERATING
          SALES                                                              INCOME
    ------------------                                                    -------------
        SIX MONTHS                                                         SIX MONTHS
    ------------------                                                    -------------
     1995       1994                                                      1995     1994
    ------     -------                                                    ----     ----
    $  762     $753     ............ Defense & Electronics  ............  $ 45     $ 37

     At Defense & Electronics, 1995 six month operating income rose on slightly higher revenues due to improved margins at several units and a $3 million gain on the termination of a leasehold interest. Order backlog was $2.2 billion at both June 30, 1995 and 1994.

                                                                           OPERATING
          SALES                                                             INCOME
    ------------------                                                   -------------
        SIX MONTHS                                                        SIX MONTHS
    ------------------                                                   -------------
     1995       1994                                                     1995     1994
    ------     -------                                                   ----     ----
    $  605     $519     .............. Fluid Technology  ..............  $ 47     $ 38

     At Fluid Technology, 1995 six month sales and operating income increased at all units, most significantly at Flygt due to higher volume and favorable foreign exchange.

Discontinued Operations

     Net income of the Corporation's Discontinued Operations, excluding the aforementioned gain on the sale of ITT Financial, is comprised of the following ($ millions):

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                    -------------         -------------
                                                    1995     1994         1995     1994
                                                    ----     ----         ----     ----
        New ITT..................................   $ 46     $ 29         $ 53     $ 37
        ITT Hartford.............................    105      157          245      292
        ITT Financial............................     12       11           48       32
        ITT Rayonier.............................     --       --           --       12
                                                    ----     ----         ----     ----
                                                    $163     $197         $346     $373
                                                    ====     ====         ====     ====

     Results of operations at New ITT comprise those of the Corporation's Hospitality, Entertainment and Information Services business segments along with the equity earnings associated with Madison Square Garden Corporation. The net income improvement of 59% in the 1995 second quarter and 43% in the 1995 six months reflect, in part, the contribution of Caesars World which was acquired in late January, 1995. In addition, higher average room rates at ITT Sheraton, particularly in North America, further contributed to the improvement. The Information Services business segment, comprised of ITT World Directories and ITT Educational Services, also posted improved results in the periods on improved operating margins and favorable foreign exchange.

     At ITT Hartford, reported net income declined in the periods due primarily to excess catastrophe losses in the second quarter caused by windstorms, hailstorms and flooding in the Southwest United States and by a provision for the estimated settlement related to the Dow Corning breast implant insurance claims. These unusual items totaled $56 million after tax in the second quarter and six month periods. The prior year periods benefited from unusually good workers compensation results due to the impact of managed care initiatives and favorable legislative reform. Excluding operations in runoff, the worldwide property and casualty combined ratio was 105.9 for the first six months of 1995 compared with 104.1 for the first six months of 1994. The combined ratio includes the impact of excess catastrophe losses and a provision for the estimated settlement related to Dow Corning breast implant claims. Excluding these items, the combined ratio for the six months ended June 30, 1995, would have been 103.9. After tax portfolio gains totaled $18 million and $31 million in the 1995 second quarter and six months, respectively, compared with $33 million and $40 million in the comparable 1994 periods.

     Businesses comprising ITT Financial were sold at various times throughout the first and second quarters of 1995 with a substantial portion of the cash proceeds of these sales received through June 30, 1995. A provision for the remaining asset sales and associated closedown costs has been included in the after tax gain of $403 million or $3.44 per fully diluted share reflected in the second quarter. Operating results of these businesses prior to the sale date improved over the comparable 1994 periods on improved volume and lending spreads, principally in the commercial lending operations.

     ITT Rayonier was spun off to shareholders in February, 1994.

Liquidity and Capital Resources

     The Corporation generated EBITDA from continuing operations (defined as operating income before depreciation and amortization) of $451 million in the six months ended June 30, 1995, compared with $366 million in the comparable 1994 period, a 23% improvement. The improvement reflects earnings growth, primarily in the Automotive business segment, which benefited from the ESI acquisition in March 1994 as well as smaller improvements in the Defense & Electronics and Fluid Technology business segments. Cash from continuing operating activities as defined by Statement of Financial Accounting Standards ("SFAS") No. 95 increased to $395 million in the six months ended June 30, 1995, compared with $145 million in the comparable 1994 period. The SFAS definition of cash from continuing operating activities differs from EBITDA largely due to the inclusion of interest, taxes and changes in working capital. The improvement reflects the improved operating results discussed above as well as timing differences with respect to tax payments and receipts and working capital requirements.

     Cash to discontinued operations in the six months ended June 30, 1995 reflects the net cash activity associated with the discontinued insurance and hospitality, entertainment and information services business segments. The $254 million outflow in the 1995 period compared with the $763 million inflow in the 1994 period reflects the timing of income tax and other intercompany settlements between the Corporation and the discontinued business segments.

     In 1995, the Corporation realized $11.7 billion of proceeds through June 30 from the sale of assets at ITT Financial. From July 1, 1995 through July 31, 1995, the Corporation completed additional ITT Financial asset sales for $.3 billion in cash. Substantially all the proceeds from these transactions were used to repay ITT Financial indebtedness. In addition, cash from operating activities was used to fund capital expenditures, corporate dividends and stock repurchases. In the 1994 period, cash from operating activities was used to fund the acquisition of ESI ($374 million), to pay corporate dividends and to repurchase stock.

     Gross plant additions totaled $165 million in the first six months of 1995, with approximately 60% of that total incurred at Automotive, primarily in ABS and traction control technology. At June 30, 1995, contractual commitments have been made for additional capital expenditures totaling $264 million in 1995 and an additional $513 million in future years. Spending on capital expenditures for the 1994 six months was $124 million, two-thirds of which was at Automotive.

     External borrowings (excluding discontinued operations) were $2.4 billion at June 30, 1995 compared with $2.6 billion at December 31, 1994. Cash and cash equivalents, also excluding cash from discontinued operations, was $411 million at June 30, 1995 compared with $322 million at year-end 1994.

     Effective January 1, 1994, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investments to be reflected at fair value, with the corresponding impact reported as a separate component of Stockholders' Equity in situations where those investments are "available for sale", as defined in SFAS No. 115. The accounting standard does not allow for a corresponding fair value adjustment to liabilities. Stockholders' Equity can vary significantly between reporting periods as market interest rates and other factors change.

     Stockholders' equity increased by $826 million during the first six months of 1995, excluding the SFAS No. 115 impact, due to growth in retained earnings which included the ITT Financial gain on sale of $403 million after tax.

     ITT terminated the ESOP portion of the ITT Investment and Savings Plan in July 1995 and in July 1995 the trustee of the ESOP completed the sale of 5.3 million unallocated shares of ITT Common Stock in the ESOP. The sales proceeds will be used to repay the debt associated with the ESOP, which totaled $541 million at June 30, 1995. In addition, proceeds from the sale of ITT Financial assets as well as other non-strategic assets are expected to continue to be used to repay outstanding borrowings.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At ITT's annual meeting of shareholders held on May 9, 1995, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors, with relevant voting information for each person:

                                                          VOTES CAST
                                                    ----------------------      BROKER
                                                       FOR        WITHHELD     NONVOTES
                                                    ---------     --------     --------
        Bette B. Anderson.........................  99,006,495    1,215,729        0
        Rand V. Araskog...........................  98,976,401    1,245,823        0
        Nolan D. Archibald........................  99,118,811    1,103,413        0
        Robert A. Burnett.........................  99,008,049    1,214,175        0
        Michel David-Weill........................  99,011,269    1,210,955        0
        S. Parker Gilbert.........................  99,161,272    1,060,952        0
        Henry Gluck...............................  98,952,488    1,269,736        0
        Paul G. Kirk, Jr..........................  98,404,406    1,817,818        0
        Edward C. Meyer...........................  99,029,006    1,193,218        0
        Benjamin F. Payton........................  99,063,754    1,158,470        0
        Margita E. White..........................  99,047,612    1,174,612        0

     In addition to the election of directors, the following matters were acted upon:

          (a) The reappointment of Arthur Andersen LLP as independent auditors for 1995 was ratified by a vote of 97,939,874 shares in favor, 738,812 shares against, 1,543,538 shares abstained, and 0 broker nonvotes.

          (b) Amendments to the ITT Corporation Annual Performance-Based Incentive Plan for Executive Officers were approved by a vote of 90,234,311 shares in favor, 7,798,829 shares against, 2,189,084 shares abstained, and 0 broker nonvotes.

          (c) A shareholder proposal calling for ITT to list in the proxy statement the executive officers earning more than $100,000 annually was not approved by a vote of 76,637,612 shares against, 10,410,212 shares in favor, 3,217,277 shares abstained, and 9,957,123 broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) See the Exhibit Index for a list of exhibits filed herewith.

          (b) ITT filed a Form 8-KA2 Current Report dated June 8, 1995 filing as an exhibit under Item 7 thereto a copy of the Report of Independent Accountants with respect to certain financial statements of Caesars World, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ITT CORPORATION
                                          (Registrant)

                                          By:            J.F. DANSKI
                                              ---------------------------------
                                                         J.F. Danski
                                                  Senior Vice President and
                                                        Controller
                                                  (Chief Accounting Officer)

August 11, 1995
(Date)

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION                                 LOCATION
-----------   -------------------------------------------------------------------- ---------------
(2)           Plan of acquisition, reorganization, arrangement, liquidation or
              succession                                                                None
(3)           Articles of Incorporation and by-laws                                     None
(4)           Instruments defining the rights of security holders, including
              indentures                                                                None
(10)          Material contracts                                                        None
(11)          Statement re: computation of per share earnings                      Filed Herewith
(12)          Statements re: computation of ratios
              Calculation of ratio of earnings to total fixed charges
              Calculation of ratio of earnings to total fixed charges and
              preferred dividend requirements of ITT Corporation                   Filed Herewith
     (a)      ITT Corporation
     (b)      ITT Destinations, Inc.
     (c)      ITT Hartford Group, Inc. and Subsidiaries
(15)          Letter re: unaudited interim financial information                        None
(18)          Letter re: change in accounting principles                                None
(19)          Report furnished to security holders                                      None
(22)          Published report regarding matters submitted to vote of security
              holders                                                                   None
(23)          Consents of experts and counsel                                           None
(24)          Power of attorney                                                         None
(27)          Financial Data Schedule                                              Filed Herewith
(99)          Additional Exhibits                                                  Filed Herewith
     (a)      ITT Destinations, Inc. -- Combined Financial Statements
     (b)      ITT Hartford Group, Inc. -- Consolidated Financial Statements