Form 10-Q
period 1995-09-30
ITT CORP
filed 1995-11-01
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

    / /      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from            to

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

     As of October 31, 1995, there were outstanding 116.7 million shares of common stock ($1 par value) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ITT CORPORATION

                               TABLE OF CONTENTS

       ITEM                                                                               PAGE
       ----                                                                               ----
PART                                FINANCIAL INFORMATION:
  I      1    Financial Statements:
              Consolidated Income -- Third Quarter and Nine Months Ended September 30,
                1995 and 1994...........................................................    3
              Consolidated Balance Sheet -- September 30, 1995 and December 31, 1994....    4
              Consolidated Cash Flow -- Nine Months Ended September 30, 1995 and 1994...    5
              Notes to Consolidated Financial Statements................................    6
              Business Segments.........................................................    9
         2    Management's Discussion and Analysis of Financial Condition and Results of
                Operations:
              Third Quarter and Nine Months Ended September 30, 1995 and 1994...........   10
PART          OTHER INFORMATION:
 II      4    Submission of Matters to a Vote of Security Holders.......................   16
         6    Exhibits and Reports on Form 8-K..........................................   16
              Signature.................................................................   17
              Exhibit Index.............................................................   18

                                    PART I.

                             FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

ITEM 1.

     The following unaudited financial statements, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flow for the periods presented. For a description of accounting policies, see notes to financial statements in the 1994 annual report on Form 10-K.

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME
                         (IN MILLIONS EXCEPT PER SHARE)

                                                                                                  NINE MONTHS ENDED
                                                                      THIRD QUARTER                 SEPTEMBER 30,
                                                                  ---------------------         ---------------------
                                                                   1995          1994*           1995          1994*
                                                                  ------         ------         ------         ------
Net Sales.......................................................  $2,048         $1,863         $6,633         $5,590
Cost of Sales...................................................   1,776          1,609          5,730          4,772
                                                                  ------         ------         ------         ------
                                                                     272            254            903            818
Selling, General and Administrative Expenses....................     166            152            505            463
Service Charges from Affiliated Companies.......................      19             18             63             53
Other Operating (Income) Expenses...............................      (8)             3             (2)            40
                                                                  ------         ------         ------         ------
                                                                      95             81            337            262
Interest Expense................................................     (44)           (22)          (124)           (85)
Interest Income.................................................      11              9             32             58
Miscellaneous Expense, net......................................    (133)           (17)          (163)           (17)
                                                                  ------         ------         ------         ------
                                                                     (71)            51             82            218
Income Tax Benefit (Expense)....................................      17            (31)           (45)          (100)
                                                                  ------         ------         ------         ------
Income (Loss) from Continuing Operations........................     (54)            20             37            118
Discontinued Operations:
  Operating Earnings, net of tax of $46, $80, $208 and $240.....     187            237            533            610
  Gain on Sale of Finance Operations, net of tax of $264........      --             --            403             --
Extraordinary Item -- Early Extinguishment of Debt, net of tax
  benefit of $165...............................................    (307)            --           (307)            --
Cumulative Effect of Accounting Changes, net of tax benefit of
  $8............................................................      --             --             --            (11)
                                                                  ------         ------         ------         ------
Net Income (Loss)...............................................  $ (174)        $  257         $  666         $  717
                                                                  ======         ======         ======         ======
EARNINGS (LOSS) PER SHARE*
Income (Loss) from Continuing Operations
  Primary.......................................................  $ (.62)        $  .11         $  .07         $  .79
  Fully Diluted.................................................  $ (.46)        $  .13         $  .23         $  .82
Discontinued Operations
  Primary.......................................................  $ 1.62         $ 2.03         $ 8.59         $ 5.19
  Fully Diluted.................................................  $ 1.58         $ 1.88         $ 7.97         $ 4.79
Extraordinary Item
  Primary.......................................................  $(2.78)        $   --         $(2.78)        $   --
  Fully Diluted.................................................  $(2.61)        $   --         $(2.61)        $   --
Cumulative Effect of Accounting Changes
  Primary.......................................................  $   --         $   --         $   --         $ (.10)
  Fully Diluted.................................................  $   --         $   --         $   --         $ (.09)
Net Income (Loss)
  Primary.......................................................  $(1.78)        $ 2.14         $ 5.88         $ 5.88
  Fully Diluted.................................................  $(1.49)        $ 2.01         $ 5.59         $ 5.52
Cash Dividends declared per common share........................  $   --         $ .495         $  .99         $1.485

---------------
* Restated to reflect Insurance, Hospitality, Entertainment & Information Services as "Discontinued Operations".

The accompanying notes to consolidated financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                 (IN MILLIONS EXCEPT FOR SHARES AND PER SHARE)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1995             1994*
                                                                                   -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents....................................................       $   183          $    322
  Receivables, net.............................................................         1,344             1,138
  Inventories..................................................................           960               990
  Other current assets.........................................................           137                80
                                                                                      -------           -------
    Total current assets.......................................................         2,624             2,530
Plant, Property and Equipment, net.............................................         2,175             2,114
Deferred U.S. Income Taxes.....................................................           262               161
Goodwill, net..................................................................           357               365
Other Assets...................................................................           502               407
Net Assets of Discontinued Operations..........................................         7,657             5,458
                                                                                      -------           -------
                                                                                      $13,577          $ 11,035
                                                                                      =======           =======
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
  Accounts payable.............................................................       $   650          $    774
  Accrued expenses.............................................................         1,137               848
  Notes payable and current maturities of long-term debt.......................         1,474               928
                                                                                      -------           -------
    Total current liabilities..................................................         3,261             2,550
Non-U.S. Unfunded Pension......................................................           699               610
U.S. Unfunded Pension and Postretirement Costs.................................           362               388
Long-term Debt (including ESOP of $- and $562).................................           801             1,712
Deferred Income Taxes- Foreign, State and Local................................            71                90
Other Liabilities..............................................................           433               226
                                                                                      -------           -------
                                                                                        5,627             5,576
                                                                                      -------           -------
Stockholders Equity:
  Cumulative preferred stock...................................................            --               655
  Common stock: Authorized 200,000,000 shares, $1 par value
    Outstanding 116,481,589 and 105,672,252....................................           116               106
  Capital surplus..............................................................           685                --
  Deferred compensation -- ESOP................................................            --              (562)
  Cumulative translation adjustments...........................................           (36)             (113)
  Unrealized loss on securities, net of tax....................................          (111)           (1,376)
  Retained earnings............................................................         7,296             6,749
                                                                                      -------           -------
                                                                                        7,950             5,459
                                                                                      -------           -------
                                                                                      $13,577          $ 11,035
                                                                                      =======           =======

---------------
* Restated to reflect Insurance, Hospitality, Entertainment & Information Services as "Discontinued Operations".

The accompanying notes to consolidated financial statements are an integral part of the above statement.

                                ITT CORPORATION

                             CONSOLIDATED CASH FLOW

                                 (IN MILLIONS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1995         1994*
                                                                                              --------       -----
OPERATING ACTIVITIES
Net Income..................................................................................  $    666       $ 717
Discontinued Operations:
  Operating Earnings........................................................................      (533)       (610)
  Gain on Sale of Finance Operations........................................................      (403)         --
Extraordinary Item -- Early Extinguishment of Debt..........................................       307          --
Cumulative Effect of Accounting Changes.....................................................        --          11
                                                                                              --------       -----
    Income from continuing operations.......................................................        37         118
Adjustments to income from continuing operations:
  Depreciation and amortization.............................................................       322         285
  Provision for doubtful receivables........................................................         1           2
  Provision for loss on divestments -- pretax...............................................       172           1
  Change in receivables, inventories, payables and accruals.................................      (173)       (259)
  Accrued and deferred taxes................................................................       (68)         66
  Other, net................................................................................       (75)         40
                                                                                              --------       -----
Cash from continuing operations.............................................................       216         253
Cash (to) from discontinued operations......................................................      (519)        463
                                                                                              --------       -----
  Cash from operating activities............................................................      (303)        716
                                                                                              --------       -----
INVESTING ACTIVITIES
Additions to plant, property and equipment..................................................      (276)       (232)
Proceeds from divestments...................................................................    12,474         833
Acquisitions................................................................................       (15)       (418)
Other, net..................................................................................        (4)         (6)
                                                                                              --------       -----
  Cash from investing activities............................................................    12,179         177
                                                                                              --------       -----
FINANCING ACTIVITIES
Short-term debt, net........................................................................      (182)         96
Long-term debt repaid.......................................................................       (25)       (111)
Repayment of Finance obligations............................................................   (11,640)         --
Repurchase of common stock..................................................................       (38)       (655)
Dividends paid..............................................................................      (193)       (211)
Other, net..................................................................................        40          (2)
                                                                                              --------       -----
  Cash used for financing activities........................................................   (12,038)       (883)
                                                                                              --------       -----
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS...........................................        23          35
                                                                                              --------       -----
(Decrease)/increase in cash and cash equivalents............................................      (139)         45
Cash and Cash Equivalents -- Beginning of period............................................       322         240
                                                                                              --------       -----
Cash and Cash Equivalents -- End of period..................................................  $    183       $ 285
                                                                                              ========       =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................................................  $     92       $  97
                                                                                              ========       =====
  Income Taxes..............................................................................  $    121       $  57
                                                                                              ========       =====

---------------
* Restated to reflect Insurance, Hospitality, Entertainment & Information Services as "Discontinued Operations".

The accompanying notes to consolidated financial statements are an integral part of the above statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN MILLIONS UNLESS OTHERWISE STATED)

1) PLAN OF DISTRIBUTION

     On September 21, 1995, the shareholders of ITT Corporation approved all seven proposals outlined in the August 30, 1995 Proxy Statement. The proposals, which are subject to final terms and conditions, authorize, among other things, the change in ITT Corporation's name to ITT Industries, Inc. ("ITT" or the "Corporation") and the distribution (the "Distribution") to holders of the Corporation's common stock (on a pro-rata basis) of all outstanding shares of common stock of ITT Destinations, Inc., a wholly-owned subsidiary which will hold the Corporation's interests in hospitality, entertainment and information services businesses ("New ITT") and ITT Hartford Group, Inc., a wholly-owned subsidiary holding the Corporation's interests in the insurance business segment ("ITT Hartford"). Under the proposed plan, New ITT and ITT Hartford will become publicly traded companies. These financial statements give effect to the proposed Distribution, reflecting the accounts of the businesses included in the Distribution as discontinued operations for all periods presented. For purposes of these financial statements, all references to New ITT and ITT Hartford include those companies, their subsidiaries, affiliated companies and other assets and liabilities that will be transferred to those companies prior to the Distribution.

2) DISCONTINUED OPERATIONS

     Net income of the Corporation's Discontinued Operations, excluding the gain of $403 on the sale of ITT Financial is comprised of the following:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------             ---------------------
                                                         1995             1994             1995             1994
                                                         ----             ----             ----             ----
    New ITT...........................................   $ 50             $ 22             $103             $ 59
    ITT Hartford......................................    173              182              418              474
    ITT Financial, ITT Rayonier & Other...............    (36)              33               12               77
                                                         ----             ----             ----             ----
    Total Discontinued Operations.....................   $187             $237             $533             $610
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

     In September 1994, the Corporation announced plans to seek offers for the purchase of its Finance business segment, comprised primarily of its ITT Financial Corporation subsidiary. Summarized financial information for such business segment is as follows:

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         -----------------------
                                                                                         1995              1994
                                                                                         ----             ------
    Income Statement Data:
      Revenues........................................................................   $476             $1,063
      Operating Income................................................................     79                 92
      Income from Finance Operations..................................................     48                 65
      Gain on Sale, net of tax........................................................    403                 --

                 (DOLLARS IN MILLIONS UNLESS OTHERWISE STATED)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1995              1994
                                                                                -------------     ------------
    Balance Sheet Data:
      Total Assets...........................................................       $ 697           $ 13,398
      Total Liabilities......................................................         595             12,734

     ITT realized gross proceeds totaling $12.4 billion through September 30, 1995 from the sale of the businesses comprising ITT Financial. Proceeds from these transactions were used to repay ITT Financial debt. The Corporation recognized an after tax gain of $403 million ($667 million pre-tax) or $3.44 per fully diluted share in the second quarter including a provision for the remaining asset sales and closedown costs of ITT Financial Corporation.

     In January 1995, the holders of $3.4 billion in ITT Financial term debt consented to a merger of ITT Financial with the Corporation. The merger was completed on May 1, 1995. ITT is the surviving corporation and is the obligor on such debt.

3) EARLY EXTINGUISHMENT OF DEBT

     In July 1995, the Corporation announced the successful completion of a tender offer for an aggregate of $4.1 billion of its debt securities, with $3.4 billion, or 82% of the aggregate principal amount, having been tendered. The tender offer was financed with the proceeds of commercial paper borrowings of approximately $3.7 billion. The tender offer resulted in the Corporation paying a tender premium of $307 after tax ($472 pre-tax) or $2.61 per fully diluted share in the third quarter of 1995 which has been recorded as an extraordinary loss on the early extinguishment of debt.

4) ACQUISITIONS

     A cash tender offer for all outstanding shares of Caesars World, Inc. for approximately $1.7 billion was completed in late January 1995. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The purchase price exceeded the fair value of the net assets acquired by $1.1 billion. Caesars World, Inc., which is part of the Hospitality, Entertainment and Information Services segments, is reported as a Discontinued Operation, and is included in the Income Statement of ITT Destinations, Inc. (See Exhibit 99(a)) from February 1, 1995, the date of acquisition.

     The Corporation, in a partnership with Cablevision Systems Corporation, completed the acquisition of Madison Square Garden L.P. (MSG) on March 10, 1995 for approximately $1 billion. The acquisition of the Corporation's 50% interest in MSG required an initial funding of $610 million. The Corporation's share of the results of MSG are also included in the Consolidated Income Statement of ITT Destinations, Inc. from the date of acquisition.

5) RECEIVABLES

     Receivables consist of the following:

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   1995              1994
                                                                               -------------     ------------
    Trade....................................................................     $ 1,352           $1,148
    Accrued for completed work...............................................          31               26
    Less -- reserves.........................................................         (39)             (36)
                                                                                   ------           ------
                                                                                  $ 1,344           $1,138
                                                                                   ======           ======

                 (DOLLARS IN MILLIONS UNLESS OTHERWISE STATED)

6) INVENTORIES

     Inventories consist of the following:

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   1995              1994
                                                                               -------------     ------------
    Finished goods...........................................................      $ 419            $  452
    Work in process..........................................................        470               480
    Raw materials and supplies...............................................        362               355
    Less -- reserves.........................................................        (92)              (97)
         -- progress payments................................................       (199)             (200)
                                                                                   -----             -----
                                                                                   $ 960            $  990
                                                                                   =====             =====

7) PLANT, PROPERTY AND EQUIPMENT

     Plant, property and equipment consists of the following:

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   1995              1994
                                                                               -------------     ------------
    Land and improvements....................................................     $   112          $    106
    Buildings and improvements...............................................         798               788
    Machinery and equipment..................................................       2,763             2,615
    Construction work in progress............................................         338               262
    Other....................................................................       1,012               858
                                                                                  -------           -------
                                                                                    5,023             4,629
    Less -- accumulated depreciation and amortization........................      (2,848)           (2,515)
                                                                                  -------           -------
                                                                                  $ 2,175          $  2,114
                                                                                  =======           =======

8) ESOP TERMINATION

     In July 1995, the Corporation terminated the ESOP portion of the ITT Investment and Savings Plan. The trustee of the ESOP then converted the preferred stock held by the trustee to ITT common stock and sold 5.3 million shares into the open market. These proceeds were used to repay the debt associated with the ESOP during August 1995. If the conversion of the ESOP preferred stock had occurred on January 1, 1995, primary earnings per share for the nine months ended September 30, 1995 would have been $5.66.

                          BUSINESS SEGMENT INFORMATION

                                 (IN MILLIONS)

     Business segment information excluding "Discontinued Operations" is as follows:

                NET SALES                                                                   OPERATING INCOME/(LOSS)
   ------------------------------------                                                 -------------------------------
    THIRD QUARTER        NINE MONTHS                                                    THIRD QUARTER      NINE MONTHS
   ----------------    ----------------                                                 -------------     -------------
    1995      1994      1995      1994                                                  1995     1994     1995     1994
   ------    ------    ------    ------                                                 ----     ----     ----     ----
   $1,255    $1,144    $4,283    $3,427   Automotive..................................  $ 71     $ 62     $276     $226
      395       367     1,157     1,120   Defense & Electronics.......................    23       22       68       59
      305       272       910       791   Fluid Technology............................    28       25       75       63
       93        80       283       252   Dispositions & Other........................    (2)     (13)      (8)     (30)
   ------    ------    ------    ------                                                 -----    -----    -----    -----
    2,048     1,863     6,633     5,590   Total Segments..............................   120       96      411      318
       --        --        --        --   Other.......................................   (25)     (15)     (74)     (56)
   ------    ------    ------    ------                                                 -----    -----    -----    -----
   $2,048    $1,863    $6,633    $5,590                                                 $ 95     $ 81     $337     $262
   ======    ======    ======    ======                                                 =====    =====    =====    =====

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Three months ended September 30, 1995 compared with three months ended September 30, 1994

     Net loss from continuing operations was $54 million or $0.46 per fully diluted share compared with net income of $20 million or $0.13 per fully diluted share reported in the 1994 period. The decline was caused by an after-tax provision of $82 million or $0.70 per fully diluted share for the expected loss on the disposal of non-core assets (primarily ITT Community Development Corporation). Excluding this provision, net income from continuing operations was $28 million or $0.24 per fully diluted share, a 40% improvement due largely to higher volumes in a number of product lines and the favorable impact of continuing cost reduction programs. Income from discontinued operations totaled $187 million and $237 million for the 1995 and 1994 third quarters, respectively, and represents the results of ITT Hartford, New ITT and ITT Financial. The Corporation recorded an extraordinary loss of $307 million after tax or $2.61 per fully diluted share on the early extinguishment of debt related to the successful completion of a debt tender offer as part of the Corporation's recapitalization plan. Net loss was $174 million or $1.49 per fully diluted share, compared with net income of $257 million or $2.01 per fully diluted share in the 1994 period.

     Net sales totaling $2.0 billion rose 10% with improvements at Automotive, Defense & Electronics and Fluid Technology. Gross margin approximated 13% in the 1995 period and 14% in the 1994 period due to higher material costs, while selling, general and administrative expenses slightly decreased to 8.1% of sales from 8.2% in the 1994 period. Service charges from affiliated companies represent fees for advice and assistance related to certain centralized general and administrative functions. Such services represent advice and assistance in connection with cash management, legal, accounting, tax and insurance services and charges totaled $19 million and $18 million in the 1995 and 1994 third quarters, respectively. The fees for these services, which are based upon a general relations agreement, approximate 1% of sales. Other operating income (expenses), which includes gains and losses from foreign exchange transactions and other charges, totaled $8 million in the 1995 period, compared with ($3) million in the 1994 period. Operating margins (excluding service charges from affiliated companies) increased slightly to 5.6% in the current three months, up from 5.3% in the third quarter of 1994. Interest expense increased to $44 million compared with $22 million in 1994 reflecting higher average borrowings in the period primarily in connection with the funding of capital needs of both continuing and discontinued operations.

     Miscellaneous Expense, net includes the aforementioned provisions for the expected loss on the disposal of ITT Community Development Corporation. The effective income tax rate was 24% in the 1995 period compared with 61% in 1994. Excluding the tax benefit on the disposal of ITT Community Development Corporation, which is recorded at 35%, the Corporation's 1995 effective income tax rate is 47% due to the mix of earnings between foreign and domestic sources. The 1994 period was impacted by the sale of certain assets for which no tax benefit was realized.

     Business Segments -- Sales and operating income before service charges from affiliated companies for each of the Corporation's three major continuing business segments were as follows for the third quarter of 1995 and 1994 ($ in millions):

         SALES                                                                     OPERATING INCOME
-----------------------                                                           -------------------
     THREE MONTHS                                                                    THREE MONTHS
-----------------------                                                           -------------------
 1995             1994                                                            1995           1994
------           ------                                                           ----           ----
$1,255           $1,144  ..................... Automotive  .....................  $71            $62

     Automotive's 1995 three month results benefited from higher volumes and the continued impact of cost reduction programs. These benefits were partly offset by continued pricing pressure from original equipment manufacturers and higher material and labor costs.

         SALES                                                                        OPERATING INCOME
-----------------------                                                              -------------------
     THREE MONTHS                                                                       THREE MONTHS
-----------------------                                                              -------------------
 1995             1994                                                               1995           1994
------           ------                                                              ----           ----
$  395           $  367  ................. Defense & Electronics  .................  $23            $22

     At Defense & Electronics, 1995 three month operating income rose slightly on higher revenues at several units.

         SALES                                                                       OPERATING INCOME
-----------------------                                                             -------------------
     THREE MONTHS                                                                      THREE MONTHS
-----------------------                                                             -------------------
 1995             1994                                                              1995           1994
------           ------                                                             ----           ----
$  305           $  272  ................... Fluid Technology  ...................  $28            $25

     At Fluid Technology, 1995 three month sales and operating income increased at all units, most significantly at Flygt, primarily due to higher volumes.

  Nine months ended September 30, 1995 compared with nine months ended September 30, 1994

     Net income from continuing operations of $37 million or $0.23 per fully diluted share declined 69% compared with the $118 million or $0.82 per fully diluted share reported in the 1994 period. The decline was caused by after-tax provisions of $104 million or $0.88 per fully diluted share for the expected losses on the disposals of ITT Semiconductors and ITT Community Development Corporation. Excluding these provisions, the Company would have reported net income from continuing operations of $141 million or $1.11 per fully diluted share, a 19% improvement largely due to the contribution of Electrical Systems Inc. ("ESI"), the former General Motors' motors and actuators business acquired in March 1994. Excluding ESI, net income still exceeded the 1994 level by 9% due to higher volumes in a number of product lines and the favorable impact of continuing cost reduction programs. Income from discontinued operations totaled $936 million (including $403 million reflecting the gain on the sale of ITT Financial) and $610 million for the first nine months of 1995 and 1994, respectively, and represents the results of ITT Hartford, New ITT, ITT Financial and, in 1994, Rayonier. The Corporation recorded an extraordinary loss of $307 million after tax on the early extinguishment of debt for premium costs related to the successful completion of a debt tender offer. Net income was $666 million or $5.59 per fully diluted share, compared with $717 million or $5.52 per fully diluted share in the 1994 period.

     Net sales totaling $6.6 billion rose 19% with improvements at Automotive, Defense & Electronics and Fluid Technology. Excluding the ESI contribution, net sales improved 14%. Gross margin approximated 14% in the 1995 period and 15% in the 1994 period due to higher material costs, while selling, general and administrative expenses decreased to 7.6% of sales from 8.3% in the 1994 period due to a continuing focus on cost reduction and efficiency programs. Service charges from affiliated companies represent fees for advice and assistance related to certain centralized general and administrative functions. Such services represent advice and assistance in connection with cash management, legal, accounting, tax and insurance services and charges totaled $63 million and $53 million in the 1995 and 1994 nine months, respectively. The fees for these services, which are based upon a general relations agreement, approximate 1% of sales. See "Plan of Distribution" Note to Consolidated Financial Statements herein. Other operating (income) expenses, which includes gains and losses from foreign exchange transactions and other charges, totaled ($2) million in the 1995 period, compared with $40 million in the 1994 period which includes the loss on the disposal of certain non-core businesses. Operating margins (excluding service charges from affiliated companies) rose to 6.0% in the current nine months, up from 5.6% in the nine months of 1994, a result of the factors discussed above.

     Interest expense increased to $124 million compared with $85 million in 1994 reflecting higher borrowings in connection with the acquisition of ESI and the funding of capital needs of both continuing and discontinued operations. Interest income in the 1994 period benefited from interest income totaling
$32 million on a note receivable from the sale of Alcatel N.V. in 1992. Miscellaneous Expense includes the aforementioned provisions for the expected losses on the disposal of ITT Semiconductors and ITT Community Development Corporation. The effective income tax rate approximated 55% and 46% in the 1995 and 1994 periods. Both periods were impacted by the sale of certain assets for which no tax benefit was realized. Excluding these sales, the 1995 and 1994 effective tax rates approximated 42% and 43%, respectively. Income tax expense decreased by $55 million, to $45 million in the 1995 period, due to lower pretax earnings.

     Business Segments -- Sale and operating income before service charges from affiliated companies for each of the Corporation's three major continuing business segments were as follows for the first nine months of 1995 and 1994 ($ in millions):

         SALES                                                                     OPERATING INCOME
-----------------------                                                           -------------------
      NINE MONTHS                                                                     NINE MONTHS
-----------------------                                                           -------------------
 1995             1994                                                            1995           1994
------           ------                                                           ----           ----
$4,283           $3,427  ..................... Automotive  .....................  $276           $226

     Automotive's 1995 nine months results benefited significantly from the ESI acquisition and from higher volumes and the continued impact of cost reduction programs. These benefits were partly offset by continued pricing pressure from original equipment manufacturers and higher material and labor costs.

         SALES                                                                        OPERATING INCOME
-----------------------                                                              -------------------
      NINE MONTHS                                                                        NINE MONTHS
-----------------------                                                              -------------------
 1995             1994                                                               1995           1994
------           ------                                                              ----           ----
$1,157           $1,120  ................. Defense & Electronics  .................  $68            $59

     At Defense & Electronics, 1995 nine month operating income rose on slightly higher revenues due to improved margins at several units and a $3 million gain on the termination of a leasehold interest. Order backlog was $2.1 and $2.2 billion at September 30, 1995 and 1994, respectively.

         SALES                                                                       OPERATING INCOME
-----------------------                                                             -------------------
      NINE MONTHS                                                                       NINE MONTHS
-----------------------                                                             -------------------
 1995             1994                                                              1995           1994
------           ------                                                             ----           ----
$  910           $  791  ................... Fluid Technology  ...................  $75            $63

     At Fluid Technology, 1995 nine month sales and operating income increased at all units, most significantly at Flygt, primarily due to higher volumes and favorable foreign exchange.

Discontinued Operations

     Net income of the Corporation's Discontinued Operations, excluding the aforementioned gain on the sale of ITT Financial, is comprised of the following ($ millions):

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ---------------------           ---------------------
                                                          1995            1994            1995            1994
                                                          -----           -----           -----           -----
      New ITT...........................................  $  50           $  22           $ 103           $  59
      ITT Hartford......................................    173             182             418             474
      ITT Financial, ITT Rayonier & Other...............    (36)             33              12              77
                                                          -----           -----           -----           -----
                                                          $ 187           $ 237           $ 533           $ 610
                                                          ======          ======          ======          ======

     Results of operations at New ITT comprise those of the Corporation's Hospitality, Entertainment and Information Services business segments along with the equity earnings associated with Madison Square Garden, L.P. The 1995 third quarter results include one-time charges totaling $47 million after tax related to planned disposals of certain non core assets as well as severance and other costs related to the restructuring of its businesses. Excluding these charges, net income more than doubled, reflecting, in part, the contribution of Caesars World which was acquired in late January, 1995. In addition, higher average room rates at ITT Sheraton, particularly in North America, along with the contribution of the Ciga hotel properties acquired in the second half of 1994, further contributed to the improvement. The Information Services business segment also showed improvement due to the continuing benefits of cost control programs.

     At ITT Hartford, reported net income in the third quarter 1995 was modestly lower reflecting competitive conditions in the commercial lines segment of property and casualty and lower income from servicing businesses. These factors, as well as the excess catastrophe losses in the second quarter caused by windstorms, hailstorms and flooding in the Southwest United States and a provision for the estimated settlement related to the Dow Corning breast implant insurance claims caused a decline in net income for the 1995 nine months of $56 million. The prior year periods benefited from unusually good workers compensation results due to the impact of managed care initiatives and favorable legislative reform. Excluding operations in runoff, the worldwide property and casualty combined ratio was 105.0 for the first nine months of 1995 compared with 103.6 for the first nine months of 1994. The combined ratio includes the impact of excess catastrophe losses and a provision for the estimated settlement related to Dow Corning breast implant claims. Excluding these items, the combined ratio for the nine months ended September 30, 1995, would have been 103.6, equivalent to last year. After tax portfolio gains totaled $6 million and $37 million in the 1995 third quarter and nine months, respectively, compared with $10 million and $51 million in the comparable 1994 periods.

     Businesses comprising ITT Financial were sold at various times throughout the first and second quarters of 1995 and the substantial portion of these proceeds have been received by September 30, 1995. A provision for the remaining asset sales and associated closedown costs has been included in the after tax gain of $403 million or $3.44 per fully diluted share reflected in the second quarter. Operating results of these businesses prior to the sale date improved over the comparable 1994 periods on improved volume and lending spreads, principally in the commercial lending operations. ITT Rayonier was spun off to shareholders in February, 1994. Included in Other in the three months ended September 30, 1995 is $36 million after tax of severance and other costs related to the rationalization of the Corporation's headquarters operations in connection with the impending Distribution.

Liquidity and Capital Resources

     The Corporation generated EBITDA from continuing operations (defined as operating income before depreciation and amortization) of $659 million in the nine months ended September 30, 1995, compared with $547 million in the comparable 1994 period, a 20% improvement. The improvement reflects earnings growth, primarily in the Automotive business segment, which benefited from the ESI acquisition in

March 1994 as well as smaller improvements in the Defense & Electronics and Fluid Technology business segments. Cash from continuing operating activities as defined by Statement of Financial Accounting Standards ("SFAS") No. 95 decreased to $216 million in the nine months ended September 30, 1995, compared with $253 million in the comparable 1994 period due primarily to higher net interest expense. The SFAS definition of cash from continuing operating activities differs from EBITDA largely due to the inclusion of interest, taxes and changes in working capital.

     Cash to discontinued operations in the nine months ended September 30, 1995 reflects the net cash activity associated with the discontinued finance, insurance and hospitality, entertainment and information services business segments. The $(519) million outflow in the 1995 period compared with the $463 million inflow in the 1994 period reflects the timing of income tax and other intercompany settlements between the Corporation and the discontinued business segments.

     In 1995, the Corporation realized $12.4 billion of proceeds through September 30 from the sale of assets at ITT Financial. Substantially all the proceeds from these transactions were used to repay ITT Financial indebtedness. In addition, cash from operating activities was used to fund capital expenditures, corporate dividends and stock repurchases. In the 1994 period, cash from operating activities was used to fund the acquisition of ESI ($374 million), to pay corporate dividends and to repurchase stock.

     Gross plant additions totaled $276 million in the first nine months of 1995, with approximately 61% of that total incurred at Automotive, primarily in ABS and traction control technology. At September 30, 1995, contractual commitments have been made for additional capital expenditures totaling $169 million in 1995 and an additional $513 million in future years. Spending on capital expenditures for the 1994 nine months was $232 million, 62% of which was at Automotive.

     External borrowings (excluding discontinued operations) were $2.3 billion at September 30, 1995 compared with $2.6 billion at December 31, 1994. Cash and cash equivalents, also excluding cash from discontinued operations, was $183 million at September 30, 1995 compared with $322 million at year-end 1994.

     Effective January 1, 1994, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investments to be reflected at fair value, with the corresponding impact reported as a separate component of Stockholders Equity in situations where those investments are "available for sale", as defined in SFAS No. 115. The accounting standard does not allow for a corresponding fair value adjustment to liabilities. Stockholders Equity can vary significantly between reporting periods as market interest rates and other factors change. Accordingly, the Corporation does not include unrealized gains or losses in its assessment of debt to total capitalization.

     Stockholders equity increased by $1.2 billion during the first nine months of 1995, excluding the SFAS 115 impact, due to growth in retained earnings which included the ITT Financial gain on sale of $403 million after tax and the elimination of the deferred compensation on the ESOP, as a result of the ESOP termination in July, 1995. The trustee of the ESOP then converted the preferred stock held by the trustee to ITT common stock and sold 5.3 million shares into the open market. The sales proceeds were used to repay the debt associated with the ESOP during August 1995, which totaled $541 million.

     In July, 1995, as part of a recapitalization plan for its soon to be three independent businesses, the Corporation completed a tender offer for $3.4 billion of its debt securities. The tender offer was financed with the proceeds of commercial paper borrowings by ITT and resulted in the Corporation paying a tender premium of $307 million after tax ($472 million pretax). Such amount has been recorded as an extraordinary loss on the early extinguishment of debt in the 1995 third quarter.

                                    PART II.

                               OTHER INFORMATION

ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special meeting of the shareholders of ITT Corporation ("ITT") held on September 21, 1995 in New York, New York, the following matters more fully described in the Proxy Statement dated August 30, 1995 relating to such meeting (the "Proxy Statement") were voted upon with the votes relating to each such matter as indicated:

     1) The distribution by ITT of all the outstanding shares of common stock of ITT Destinations, Inc., a wholly owned subsidiary of ITT and a Nevada corporation ("ITT Destinations" or "New ITT"), and of all the outstanding shares of common stock of ITT Hartford Group, Inc., a wholly owned subsidiary of ITT and a Delaware corporation ("ITT Hartford"), on the basis described in the Proxy Statement, was approved by a vote of 87,554,820 shares in favor, 306,423 shares against and 276,729 shares abstaining.

     2) The Agreement and Plan of Merger between ITT and ITT Indiana, Inc. ("ITT Indiana"), a newly formed Indiana corporation and a wholly owned subsidiary of ITT, providing for the reincorporation of ITT in Indiana pursuant to a statutory merger of ITT into ITT Indiana, was approved and adopted by a vote of 77,440,234 shares in favor, 10,016,250 shares against and 681,488 shares abstaining.

     3) The amendments to the ITT 1977 Stock Option Incentive Plan and ITT 1986 Incentive Stock Plan were approved by a vote of 84,794,673 shares in favor, 2,726,522 shares against and 616,777 shares abstaining.

     4) The adoption by New ITT of the New ITT 1995 Incentive Stock Plan was approved by a vote of 70,652,057 shares in favor, 16,757,836 shares against and 728,080 shares abstaining.

     5) The adoption by ITT Hartford of the ITT Hartford 1995 Incentive Stock Plan was approved by a vote of 70,594,633 shares in favor, 16,799,733 shares against and 743,606 shares abstaining.

     6) The adoption by ITT of the ITT 1996 Restricted Stock Plan for Non-Employee Directors was approved by a vote of 83,473,629 shares in favor, 3,497,317 shares against and 1,167,026 shares abstaining.

     7) The amendments of the Restated Certificate of Incorporation of ITT to change the name of ITT to ITT Industries, Inc. and remove the article of the Restated Certificate of Incorporation in respect of ITT's gaming licenses were approved by a vote of 87,077,902 shares in favor, 506,762 shares against and 553,307 shares abstaining.

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) There were no reports on Form 8-K filed by ITT during the quarter for which this report is filed.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ITT Corporation
                                          (Registrant)

                                          By             J.F. Danski

                                            ------------------------------------
                                                        J.F. Danski
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

November 1, 1995
(Date)

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                              DESCRIPTION                                 LOCATION
  -------      -------------------------------------------------------  --------------------------
     (2)       Plan of acquisition, reorganization, arrangement,
               liquidation or succession..............................             None
     (3)       Articles of Incorporation and by-laws..................             None
     (4)       Instruments defining the rights of security holders,
               including indentures...................................             None
    (10)       Material contracts.....................................             None
    (11)       Statement re: computation of per share earnings........        Filed Herewith
    (12)       Statements re: computation of ratios...................
               Calculation of ratio of earnings to total fixed
               charges................................................
               Calculation of ratio of earnings to total fixed charges
               and preferred dividend requirements of ITT
               Corporation............................................
        (a)    ITT Corporation........................................        Filed Herewith
        (b)    ITT Destinations, Inc. ................................        Filed Herewith
        (c)    ITT Hartford Group, Inc. and Subsidiaries..............        Filed Herewith
    (15)       Letter re: unaudited interim financial information.....             None
    (18)       Letter re: change in accounting principles.............             None
    (19)       Report furnished to security holders...................             None
    (22)       Published report regarding matters submitted to vote of
               security holders.......................................             None
    (23)       Consents of experts and counsel........................             None
    (24)       Power of attorney......................................             None
    (27)       Financial Data Schedule................................        Filed Herewith
    (99)       Additional Exhibits
        (a)    ITT Destinations, Inc. -- Combined Financial
               Statements.............................................        Filed Herewith
        (b)    ITT Hartford Group, Inc. -- Consolidated Financial
               Statements.............................................        Filed Herewith
        (c)    Proxy Statement of ITT Dated August 30, 1995 relating
               to the Special Meeting of Shareholders held
               September 21, 1995.....................................  Incorporated by reference to ITT's Proxy Statement
                                                                        dated August 30, 1995
                                                                        filed with the Commission
                                                                        on August 28, 1995