Form 10-K405
period 1995-12-31
ITT INDUSTRIES INC
filed 1996-03-25
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
                                       OR
   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the Transition period from............ to..............


                           COMMISSION FILE NO. 1-5627
                               ------------------

                             ITT INDUSTRIES, INC.
                     INCORPORATED IN THE STATE OF INDIANA
                                  13-5158950
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 4 WEST RED OAK LANE, WHITE PLAINS, NY 10604
                         (PRINCIPAL EXECUTIVE OFFICE)

                       TELEPHONE NUMBER: (914) 641-2000
                               ------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT, ALL OF WHICH ARE REGISTERED ON THE NEW YORK STOCK EXCHANGE, INC.:
         COMMON STOCK, $1 PAR VALUE (ALSO REGISTERED ON PACIFIC STOCK EXCHANGE) SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE RIGHTS (ALSO REGISTERED ON PACIFIC STOCK EXCHANGE)
         8 7/8% SENIOR DEBENTURES DUE JUNE 2003

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on January 31, 1996, was approximately
$2.9 billion.

     As of February 29, 1996, there were outstanding 117,618,486 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 21, 1996, is incorporated by reference in
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

         ITEM                                                                            PAGE
PART        1    Business of ITT Industries...........................................     1
  I         2    Properties...........................................................    10
            3    Legal Proceedings....................................................    10
            4    Submission of Matters to a Vote of Security Holders..................    11
            *    Executive Officers of ITT Industries.................................    11
PART        5    Market for Common Stock and Related Stockholder Matters..............    12
 II         6    Selected Financial Data..............................................    13
            7    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................    14
            8    Financial Statements and Supplementary Data..........................    21
            9    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure...............................................    21
PART       10    Directors and Executive Officers of ITT Industries...................    21
 III       11    Executive Compensation...............................................    21
           12    Security Ownership of Certain Beneficial Owners and Management.......    21
           13    Certain Relationships and Related Transactions.......................    21
PART       14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    21
 IV
          Signatures..................................................................   II-1
          Exhibit Index...............................................................   II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I
ITEM 1.                    BUSINESS OF ITT INDUSTRIES

     ITT Industries, Inc. ("ITT Industries"), an Indiana corporation incorporated on September 5, 1995 as, and originally named, ITT Indiana, Inc., is the successor pursuant to a statutory merger of ITT Corporation, a Delaware corporation ("ITT Delaware"), into ITT Industries effective December 20, 1995. ITT Delaware, originally incorporated in Maryland in 1920 as International Telephone and Telegraph Corporation, was reincorporated in Delaware in 1968 and changed its name to ITT Corporation in 1983. On December 19, 1995, ITT Delaware made a distribution (the "Distribution") to its stockholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation ("ITT Destinations"), and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation ("ITT Hartford"), both of which were wholly-owned subsidiaries of ITT Delaware. Immediately prior to the Distribution, ITT Destinations changed its name to ITT Corporation ("ITT Corporation"). Reference is made to "-- CERTAIN RELATIONSHIPS AMONG ITT INDUSTRIES, ITT CORPORATION and ITT HARTFORD AFTER THE DISTRIBUTION."

     ITT Industries has its World Headquarters at 4 West Red Oak Lane, White Plains, NY 10604 and has approximately 59,000 employees based in over 40 countries. Unless the context otherwise indicates, references herein to ITT Industries include its subsidiaries. The telephone number for ITT Industries is 914-641-2000.

     ITT Industries, with 1995 sales of approximately $8.9 billion, is a worldwide enterprise engaged directly and through its subsidiaries in the design and manufacture of a wide range of high technology products, focused on the three principal business segments of ITT Automotive, ITT Defense & Electronics and ITT Fluid Technology. In addition, certain other subsidiaries of ITT Industries have been, or are in the process of being, discontinued or sold as described under "-- DISCONTINUED OPERATIONS". See "Business Segment Information" in the Notes to the Consolidated Financial Statements for information concerning ITT Community Development Corporation, ITT Semiconductors, other non-core businesses, and businesses which have been sold.

     The table below shows in percentage terms ITT Industries' consolidated net sales and operating income attributable to each of its ongoing lines of business for the last three years:

                                                                                            YEAR ENDED DECEMBER
                                                                                                    31,
                                                                                            -------------------
                                                                                            1995    1994    1993
                                                                                            ---     ---     ---
    NET SALES
      ITT Automotive......................................................................   66%     64%     59%
      ITT Defense & Electronics...........................................................   19      21      24
      ITT Fluid Technology................................................................   15      15      17
                                                                                            ---     ---     ---
                                                                                            100%    100%    100%
                                                                                            ====    ====    ====
    OPERATING INCOME
      ITT Automotive......................................................................   62%     63%     49%
      ITT Defense & Electronics...........................................................   18      18      23
      ITT Fluid Technology................................................................   20      19      28
                                                                                            ---     ---     ---
                                                                                            100%    100%    100%
                                                                                            ====    ====    ====

BUSINESS AND PRODUCTS

  ITT Automotive

     ITT Automotive, one of the largest independent suppliers of systems and components to vehicle manufacturers worldwide, and also supplying related products to the aftermarket, had 1995 sales of approximately $5.6 billion. Through operations located in Europe, North America and South America and joint ventures and licensees in Asia and South Africa, ITT Automotive designs, engineers and manufactures a broad range of automotive systems and components under two major worldwide product groupings -- Brake and Chassis Systems and Body and Electrical Systems.

     The Brake and Chassis Systems group, which had 1995 sales of in excess of $3 billion, produces anti-lock brake ("ABS") and traction control systems ("TCS"), chassis systems, foundation brake components, fluid handling products and shock absorbers. Sales of four-wheel ABS and TCS exceeded $1.0 billion in 1995 for the third consecutive year. ABS remains the largest product line of ITT Automotive with 24%, 27% and 31% of total sales in 1995, 1994 and 1993, respectively.

     The Body and Electrical Systems group, which had 1995 sales of in excess of $2.0 billion, produces automotive products, such as door and window assemblies, wiper module assemblies, seat systems, air management systems, switches and fractional horsepower DC motors. In 1994, ITT Automotive strengthened its previously established position as a leading producer of electric motors and wiper systems, through the acquisition from General Motors of its motors and actuators business unit, now renamed ITT Automotive Electrical Systems, Inc. ("ESI"). ESI accounted for 18% of ITT Automotive's sales in 1995.

     The following table illustrates the percentage sales by group for the periods specified.

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                          1995      1994      1993
                                                                                          ----      ----      ----
    Brake & Chassis Systems.............................................................   61 %      64 %      76 %
    Body & Electrical Systems...........................................................   39        36        24
                                                                                          ----      ----      ----
                                                                                          100 %     100 %     100 %
                                                                                          ====      ====      ====

     ITT Automotive is beginning to introduce front and rear corner modules (which contain brake components, suspension components, bearings and other smaller items) and is developing new product lines such as complete axle assemblies and vehicle stability management systems (i.e., integrated chassis systems, including, for example, functions such as traction control, anti-lock braking, electronic brake-force distribution and control of engine torque to improve vehicle stability), although there can be no assurance ITT Automotive will ultimately have a significant presence in such product areas. In February 1996, ITT Automotive and Tenneco Automotive announced plans for a joint venture to develop modular chassis systems for passenger cars and light trucks worldwide.

     ITT Automotive also has various recognizable brand names in the automotive industry, including ITT Teves and Ate (brake components and systems), ITT SWF (wiper systems, electric motors and switches) and ITT Koni (shock absorbers).

     The principal customers for products of ITT Automotive are the top vehicle manufacturers worldwide. Of these manufacturers, ITT Automotive's largest customers are General Motors (27% of 1995 ITT

Automotive net sales) and Ford (15% of 1995 ITT Automotive net sales). In addition, approximately 7% of ITT Automotive's 1995 net sales were to customers in the aftermarket. ITT Automotive sells a variety of products in this market, including brake parts, shocks and struts and windshield wiper components.

     ITT Automotive companies have approximately 35,400 employees in 76 facilities located in 18 countries.

  ITT Defense & Electronics

     ITT Defense & Electronics, with 1995 sales of approximately $1.6 billion, develops, manufactures and supports high technology electronic systems and components for defense and commercial markets on a worldwide basis with operations in North America, Europe and Asia. Defense market products include tactical communications equipment, electronic warfare systems, night vision devices, radar, space payloads, and operations and maintenance services. Commercial products include interconnect products (such as connectors, switches and cable assemblies), night vision devices, and space launch services.

     ITT Defense & Electronics continues to concentrate its efforts in those market segments where it can be a market leader, with increasing expansion into international defense markets. It is a leading supplier of products that management believes will be critical to the armed forces in the 21st century, particularly products designated to facilitate communications in the forward area battlefield, night vision devices that enable soldiers to conduct night combat operations and electronic systems that protect allied forces from enemy radar controlled missiles. In addition, through its international field engineering business, management believes that ITT Defense & Electronics may benefit from trends to commercialize and outsource military support operations.

     In the interconnect products market (which includes products such as connectors, switches and cable assemblies used with workstations, local area networks and personal computers and other applications), ITT Cannon maintains a position as one of the world's largest connector companies based on revenue and is a leading supplier to the military/aerospace and industrial sectors. Management believes that progress continues to be made in redirecting business expansion into the growing communication and information systems sectors of the interconnect market.

     In tactical communications, ITT Defense & Electronics manufactures products that facilitate communications in the forward area battlefield. A team led by ITT Aerospace/Communications Division ("A/CD") won a United States Army contract to produce the Near Term Digital Radio ("NTDR"). A/CD won the major share of the U.S. Army's Single Channel Ground and Airborne Radio System ("SINCGARS") contract competition in 1994 and, in the view of ITT Industries' management, maintains its position as the world's largest producer of combat radios. In remote sensing/navigation space payloads, ITT A/CD produces extremely sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency to track hurricanes, tornadoes and other weather patterns.

     In operations and maintenance services, ITT Federal Services Corporation ("FSC") provides military base operations support, equipment and facility maintenance, and training services for government sites around the world. In 1994, ITT FSC was awarded a major contract by the U.S. Army to provide combat support services in Kuwait and, in 1995, was awarded a renewal of competitive contracts for continued support at two major United States military bases in Germany.

     The ITT Night Vision Division provides United States and Allied soldiers with the capability to conduct night combat operations (as demonstrated in the Persian Gulf War) with the production of advanced goggles for airborne and ground applications. In February 1996, ITT Industries announced that its Night Vision Division received a contract to provide 100% of the United States Army's next procurement of image intensification devices.

     Radar, produced by ITT Gilfillan, includes ship and air defense radar and air traffic control systems. In airborne electronic warfare, ITT Avionics was selected by the U.S. Army to develop the next-generation fully integrated airborne electronic warfare system, called Advanced Threat Radar Jammer ("ATRJ"). In 1995, ITT Avionics, teamed with Lockheed Martin Sanders, was awarded the development contract for the United States Integrated Defensive Countermeasures ("IDECM") program for its F/A-18 fighter fleet. In addition, ITT Avionics' Airborne Self-Protection Jammer ("ASPJ") was selected by both Finland and Switzerland to protect their new F-18 fighter aircraft.

     The following table illustrates the percentage sales by product line for the periods specified.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                        1995       1994       1993
                                                                                        ----       ----       ----
    Interconnect......................................................................   33 %       30 %       30 %
    Tactical Communications...........................................................   28         28         29
    Government Services...............................................................   18         16         16
    Night Vision/Radar................................................................   10         16         14
    Electronic Defense................................................................    9          7          8
    Other.............................................................................    2          3          3
                                                                                        ---        ---        ---
                                                                                        100 %      100 %      100 %
                                                                                        ===        ===        ===

     ITT Defense & Electronics sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 65% of 1995 net sales of ITT Defense & Electronics was to governmental entities, of which approximately 90% was to the United States Government (principally in defense programs).

     A substantial portion of the work of ITT Defense & Electronics is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, no other governmental or commercial customer accounted for more than 3% of 1995 net sales for ITT Defense & Electronics.

     Sales to non-governmental entities have remained at approximately one-third of sales from 1993 through 1995. Certain of the products sold by ITT Defense & Electronics have particular commercial application, including night vision products and those products already sold to the commercial sector, such as connectors and switches. In addition, ITT Defense & Electronics has entered into a partnership with California Commercial Spaceport, Inc. to form Spaceport Systems International ("SSI"). It is currently expected that SSI will build and operate the first commercial satellite launch facility in the United States at Vandenberg Air Force Base in California to launch commercial satellite payloads into low earth polar orbits. The new facility is expected to be ready for operation in 1997, at which time SSI expects to be able to provide full launch and support services to commercial and government customers worldwide.

     ITT Defense & Electronics companies have approximately 14,700 employees in 74 facilities in 15 countries.

  ITT Fluid Technology

     ITT Fluid Technology, with 1995 sales of approximately $1.2 billion, is a worldwide enterprise engaged in the design, development, production and sale of products, systems and services used to move, handle, transfer, control and contain fluids of all kinds. With sales to more than 100 countries, ITT Fluid Technology is a leading supplier of pumps, valves, heat exchangers, mixers, instruments and controls for the management of fluids.

     The majority of ITT Fluid Technology sales are in North America and Western Europe. Principal markets are water and wastewater treatment, industrial and process, and construction. Industrial and process market activity includes strong market niche positions in the chemical processing, pharmaceutical and biotechnology sectors, and in selected segments of the oil and gas and mining markets. Construction market activity includes leading market positions in certain heating, ventilation and air conditioning ("HVAC") segments of the residential and non-residential construction market and in construction dewatering. ITT Fluid Technology also has significant niche positions in the leisure boating, commercial marine and aerospace markets and in markets for fire protection and whirlpool bath pumps.

     Sales are made directly and through independent distributors and representatives. ITT Fluid Technology is structured in three divisions, each of which is briefly described below. No single customer accounted for more than 2% of 1995 net sales for ITT Fluid Technology.

     ITT Flygt, headquartered in Sweden, is a pioneer in submersible technology and is the world leader in submersible pumping and mixing products. About half of Flygt's worldwide sales come from wastewater treatment products for the municipal sector.

     ITT Fluid Transfer produces a wide range of commercial and industrial pumps, heat exchangers and related components. The division holds market leadership positions in a number of product/market sectors under long established brand names such as A-C Pump, Bell & Gossett, McDonnell & Miller, Jabsco, Marlow, Standard and others. Major markets are the construction building trades including residential heating, pool and spa, commercial HVAC, and fire protection; industrial and process, encompassing chemical, paper, mining, power and general industry; municipal water and wastewater; and leisure boating and commercial marine.

     ITT Controls & Instruments primarily produces measuring instruments and valves. This division also holds market leadership positions in a number of product/market niches under long established brand names such as Barton(R), Dia-Flo(R), Cam-Tite(R) and others. Markets include chemical, industrial and process, oil and gas, power generation and aerospace.

     The following table illustrates the percentage sales by division for the periods specified.

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                        -----------------------
                                                                                        1995      1994      1993
                                                                                        ---       ---       ---
    Flygt (Submersible Products)......................................................   48%       46%       46%
    Fluid Transfer....................................................................   32        34        34
    Controls & Instruments............................................................   20        20        20
                                                                                        ---       ---       ---
                                                                                        100%      100%      100%
                                                                                        ===       ===       ===

     In 1995, ITT Fluid Technology acquired Mintec GmbH, a sales and distribution company for Jabsco products in Germany; acquired a rotary pump product line in Canada to broaden product offerings in the wastewater market; acquired a sales company for Flygt pumps in New Zealand; established a joint venture company in Chile for the sale of Flygt pumps; began a joint venture sales company for Flygt products in Greece; and increased the percentage ownership in joint venture companies in China, Portugal and Turkey. In 1994, ITT Fluid Technology acquired Richter Chemie-Technik GmbH ("Richter") of Kempen, Germany. Richter, with annual sales of approximately $25 million, is a leading European producer of specialized pumps and valves designed to handle the flow of corrosive liquid at high temperatures and pressures. Also, during 1994, ITT Fluid Technology announced the formation of manufacturing and sales joint ventures with local partners in China and in Brazil.

     Management of ITT Industries believes that ITT Fluid Technology has a solid technology base and proven expertise in applying its products to meet customer needs. Management of ITT Industries also believes its continuing development of new products enables ITT Fluid Technology to maintain and build market leadership positions in served markets.

     ITT Fluid Technology companies have approximately 8,300 employees in 40 facilities located in 18 countries, with sales in over 100 countries.

GEOGRAPHIC MARKETS

     Approximately one-half of ITT Industries' sales are to customers outside the United States. The geographic sales mix of ITT Industries is illustrated (in percentage terms) by the following table for the periods specified.

                                                                                        1995       1994       1993
                                                                                        ----       ----       ----
    United States.................................................................       48 %       50 %       46 %
    Canada and Mexico.............................................................        6          6          5
                                                                                        ---        ---        ---
        Total North America.......................................................       54         56         51
    Europe........................................................................       40         39         44
    Asia/Pacific and Other........................................................        6          5          5
                                                                                        ---        ---        ---
                                                                                        100 %      100 %      100 %
                                                                                        ===        ===        ===

     The geographic sales base of ITT Automotive is predominantly in Europe and North America. In 1995, approximately 48% of sales of ITT Automotive were to customers in the United States and Canada and 49% of sales were to customers in Western Europe.

     The economic performance of ITT Automotive is reasonably dependent upon economic growth in all major international markets, including that of the United States. The geographic sales mix differs between products and is greatly influenced, from year to year, by vehicle production levels in the relevant countries. Management of ITT Industries sees growth opportunities in Latin America, Mexico and Asia, particularly China. Recently, ITT Automotive formed two joint ventures in China, one with Shanghai Automotive Industry Corporation, Ltd. to manufacture brake systems and another with Shanghai SIIC Transportation Electric Company Ltd. to manufacture electrical systems and other components for the automotive market. Also, ITT Automotive established a joint venture in Korea with Kia Motors and Kia Precision Works to produce advanced braking systems. In 1994, ITT Automotive established a manufacturing facility in Hungary. The plant currently is producing switches and door checks and plans call for it also to produce sensors and electric motors. A manufacturing facility is presently under construction in the Czech Republic to produce brake boosters and master cylinders. ITT Automotive is involved in joint venture arrangements and licensing arrangements throughout the world as a means of serving its international customer base.

     The economic performance of ITT Defense & Electronics is particularly dependent upon sales in the United States, which accounted for over 78% of 1995 sales. Management of ITT Defense & Electronics is attempting to increase its international defense business and sees growth opportunities in the Asia/Pacific region and Middle East. For example, a subsidiary of ITT Defense & Electronics was awarded a $44 million contract in 1994 from the Republic of Korea for air traffic, precision approach and control radar systems. In addition, ITT Cannon has formed a joint venture, as a majority owner, in China with Zhenjiang Connector Factory to supply connectors and switches for, in large part, consumer electronics products in that growing market. This new Far East production capability is in addition to ITT Cannon's wholly owned subsidiary in Japan.

     The geographic sales mix of ITT Fluid Technology is broad based. In 1995, slightly under one-half of the sales of ITT Fluid Technology was derived from the United States while 40% was derived from Western Europe. The economic performance of ITT Fluid Technology is dependent upon continued economic growth in major international markets, particularly that of the United States and Europe. The geographic sales mix differs among products and among divisions of ITT Fluid Technology. Management of ITT Industries sees growth opportunities in Eastern Europe and Russia, Africa/Middle East, Latin America and the Asia/Pacific region. Recently, ITT Fluid Technology established a manufacturing and distribution joint venture arrangement, as a majority owner, with First Auto Jinbei Automobile Co., Ltd. of Shenyang, China to produce and sell submersible pumps in China for the sewage handling and mining markets. ITT Fluid Technology has also established joint venture sales and manufacturing operations and other operations in Eastern Europe, Latin America and other locations in the Asia/Pacific region.

COMPETITION

     Substantially all of ITT Industries' operations are in highly competitive businesses, although the nature of the competition varies among the business segments. A number of large companies engaged in the manufacture and sale of similar lines or products and the provision of similar services are included in the competition, as are many small enterprises with only a few products or services. Technological innovation, price, quality and reliability are primary factors in markets served by the various segments of ITT Industries' businesses.

  ITT Automotive

     In the global automotive industry, competition is intense. This competitive environment has resulted in increased pressure to reduce costs. Since purchased items represent a major portion of the total costs of vehicle manufacturers, vehicle manufacturers are expected to continue to pressure suppliers such as ITT Automotive to provide cost reductions through a variety of means. Suppliers such as ITT Automotive are also likely to continue to experience competitive and pricing pressures as vehicle manufacturers adopt manufacturing strategies such as the use of worldwide common platforms for the manufacture of automobiles.

  ITT Defense & Electronics

     Competition in the businesses of ITT Defense & Electronics continues to increase. Reductions in government defense budgets, particularly in the United States, have produced overcapacity in various market segments, including markets in which ITT Defense & Electronics participates. This overcapacity has had various adverse consequences, including aggressive price competition in most markets served by ITT Defense & Electronics.

     In most of the markets served by ITT Defense & Electronics competition is based primarily upon price, quality, technological expertise, cycle time and service.

  ITT Fluid Technology

     The ITT Fluid Technology business is affected by strong competition and changing economic conditions, significant industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. Management of ITT Fluid Technology responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs.

EXPOSURE TO CURRENCY FLUCTUATIONS

     ITT Industries' companies conduct operations worldwide. ITT Industries is therefore exposed to the effects of fluctuations in relative currency values. Although ITT Industries' companies engage where appropriate in various hedging strategies in respect of their foreign currency exposure, it is not possible to hedge all such exposure. Accordingly, the operating results of ITT Industries will be impacted by fluctuations in relative currency values.

CYCLICALITY

     Many of the markets in which ITT Industries' businesses operate are cyclical and can be affected by general economic conditions in those markets. For example, a large percentage of the ITT Industries' 1995 net sales was derived from sales to automobile manufacturers. The automobile industry is highly cyclical, although cycles in the major markets of North America and Europe are not necessarily concurrent. A decline in the demand for new automobiles and industry production levels could have an adverse effect on ITT Industries. ITT Industries also manufactures and sells products used in other historically cyclical industries, such as the construction, mining and minerals and aerospace industries, and thus could be adversely affected by negative cycles affecting those and other industries.

GOVERNMENTAL REGULATION AND RELATED MATTERS

     A number of ITT Industries' businesses are subject to governmental regulation by law or through contractual arrangements. ITT Industries' businesses in the defense segment perform work under contracts with the United States Department of Defense and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including regulations requiring background investigations for high-level security clearances for ITT Industries' executive officers, and most of such contracts are subject to termination by the respective governmental parties on various grounds, although such terminations generally do not occur with significant regularity.

ENVIRONMENTAL MATTERS

     ITT Industries is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act ("RCRA") and the

Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Environmental requirements are significant factors affecting all operations. Management believes that ITT Industries' companies closely monitor all their respective environmental responsibilities, together with trends in environmental laws. ITT Industries has established an internal program to assess compliance with applicable environmental requirements for all its facilities, both domestic and overseas. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past 15 years, usually with the assistance of independent consultants, ITT Industries has conducted regular, thorough audits of its major operating facilities. As a result, management of ITT Industries believes that ITT Industries' companies are in substantial compliance with current environmental requirements. Management does not believe, based on current circumstances, that it will incur compliance costs pursuant to such requirements that will have a material adverse effect on ITT Industries' financial position, results of operations or cash flows.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ENVIRONMENTAL MATTERS" and "LEGAL PROCEEDINGS".

RAW MATERIALS

     All the businesses of ITT Industries require various raw materials (e.g., metals, plastics and packaging), the availability and prices of which may fluctuate. Although some of these costs may be reflected through increased prices to customers, the operating results of ITT Industries are exposed to fluctuations. ITT Industries' companies attempt to control such costs through various purchasing programs and otherwise. In recent years, the businesses of ITT Industries have not experienced any significant difficulties in obtaining an adequate supply of raw materials necessary for manufacturing and related activities.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The businesses of ITT Industries require substantial commitment of resources to research, development and engineering activities. Research, development and engineering activities of ITT Industries are conducted in laboratory and engineering facilities at most of its major manufacturing subsidiaries. Because ITT Industries believes that continued leadership in technology is essential to its future, most ITT Industries' funds dedicated to research and development are applied to areas of high technology, such as aerospace, automotive braking and electrical systems, and applications involving electronic components.

     For a further discussion of the research, development and engineering expenditures of ITT Industries, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES".

INTELLECTUAL PROPERTY

     While ITT Industries owns and controls a number of patents, trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to its business, management of ITT Industries believes that its business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. ITT Industries is licensed to use certain patents, technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by ITT Industries.

     Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. The expiration or termination of such patents, patent applications and license agreements is not expected by the management of ITT Industries to have a material adverse effect on ITT Industries' financial position, results of operations or cash flows.

     ITT Industries has obtained the exclusive right and license from ITT Corporation to use the "ITT" name, mark and logo in the operation of the businesses ITT Industries operated on the date of Distribution and in the operation of any businesses closely related thereto, as well as the non-exclusive right to use the "ITT" name, mark and logo in the operation of any new business it operates so long as such new business is not included in ITT Corporation's or ITT Hartford's businesses on the date of Distribution or businesses closely related thereto. These rights and licenses are perpetual, subject to the maintenance of certain quality standards and other terms of the operative license agreement and are considered by ITT Industries' management to be of material importance to ITT Industries.

EMPLOYEES

     As of December 31, 1995, ITT Industries, through its subsidiaries, employed an aggregate of approximately 59,000 people. Of this number, approximately 26,000 are employees in the United States, of whom approximately 35% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

DISCONTINUED OPERATIONS

     Effective December 19, 1995, ITT Delaware made a distribution to its shareholders of its former subsidiary ITT Destinations which conducted its hospitality, entertainment and information services businesses and its former subsidiary ITT Hartford which conducted its insurance businesses. Both ITT Destinations renamed ITT Corporation and ITT Hartford have been reflected as "Discontinued Operations".

     In 1994, ITT Delaware announced plans to seek offers for the purchase of its former subsidiary (ITT Financial Corporation, "ITT Financial") which conducted its commercial and consumer finance, related insurance and other financial services businesses, including a mortgage banking operation. ITT Financial merged into ITT Delaware effective May 1, 1995, and indebtedness of ITT Financial was assumed by ITT Delaware and subsequently by ITT Industries. ITT Financial has been reflected as a "Discontinued Operation" in the financial statements of ITT Industries.

     In 1994, ITT Delaware completed the distribution to its shareholders of all the outstanding common shares of its former forest products subsidiary (formerly ITT Rayonier Incorporated, "Rayonier"). The former subsidiary has been reflected as a "Discontinued Operation" in the Consolidated Income Statements. See Notes to the Consolidated Financial Statements contained herein.

CERTAIN RELATIONSHIPS AMONG ITT INDUSTRIES, ITT CORPORATION AND ITT HARTFORD AFTER THE DISTRIBUTION

     ITT Delaware, ITT Corporation and ITT Hartford entered into a Distribution Agreement (the "Distribution Agreement") providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among ITT Industries, ITT Corporation and ITT Hartford subsequent to the Distribution.

     The Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities designed to allocate generally the financial responsibility for the liabilities arising out of or in connection with (i) the automotive, defense & electronics, and fluid technology businesses to ITT Industries and its subsidiaries, (ii) the hospitality, entertainment and information services businesses to ITT Corporation and its subsidiaries and
(iii) the insurance businesses to ITT Hartford and its subsidiaries. The Distribution Agreement also provides for the allocation generally of the financial responsibility for the liabilities arising out of or in connection with former and present businesses not described in the immediately preceding sentence to or among ITT Industries, ITT Corporation and ITT Hartford.

     The Distribution Agreement provides that neither ITT Industries, ITT Corporation or ITT Hartford will take any action that would jeopardize the intended tax consequences of the Distribution. Specifically, each of ITT Industries, ITT Corporation and ITT Hartford agrees to maintain its status as a company engaged in the active conduct of a trade or business, as defined in
Section 355(b) of the Internal Revenue Code, until the first anniversary of the Distribution. ITT Industries does not expect that this limitation will inhibit its financing or other activities or its ability to respond to unanticipated developments. However, compliance with these provisions of the Distribution Agreement may make the acquisition of control of ITT Industries prior to the first anniversary more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions. The Distribution Agreement also provides for the payment of expenses related to the Distribution.

     ITT Industries, ITT Corporation and ITT Hartford have also entered into agreements in connection with the Distribution relating to intellectual property (see "-- INTELLECTUAL PROPERTY"), tax and employee benefit matters.

     A number of members of the Board of Directors of ITT Industries also serve on the Board of Directors of ITT Corporation and/or ITT Hartford.

ITEM 2.                            PROPERTIES

     ITT Industries, whose principal executive offices are in leased premises located in White Plains, NY, considers the many offices, plants, warehouses and other properties that it owns or leases to be in good condition. These properties are located in several states in the United States as well as in numerous countries throughout the world. ITT Industries believes the properties to be adequate for the needs of its businesses.

ITEM 3.                        LEGAL PROCEEDINGS

     ITT Industries or its subsidiaries are responsible or are alleged to be responsible for environmental investigation and remediation at approximately 80 sites in North America and Europe. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at approximately 60 sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. In many of these proceedings, ITT Industries' liability is considered de minimis. In addition, at approximately 20 of the sites, formerly operated by subsidiaries of the Company, ITT Industries' incurred costs related to liability and/or defense are to be divided equally among ITT Industries, ITT Corporation and ITT Hartford pursuant to the Distribution Agreement. The remaining cases are generally actions either brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

     ITT Industries is involved in an EPA administrative proceeding in California relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who is alleged by the EPA to have contributed to the contamination of the aquifer. Currently, ITT Industries is involved in an allocation among the PRPs to fund the clean up required by the EPA. ITT Industries has filed a suit against its insurers in the California Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. for recovery of costs it has incurred in connection with this and other environmental matters.

     ITT Delaware and its former subsidiaries, Rayonier and Southern Wood Piedmont Company ("SWP"), are named defendants in a lawsuit filed in 1991 in the U.S. District Court for the Southern District of Georgia, Ernest L. Jordan, Sr. et. al. v. Southern Wood Piedmont Company, et al., in which plaintiffs allege property damage and personal injury based on alleged exposure to toxic chemicals used by SWP in its former wood preserving operations, sought certification as a class action and ask for compensatory and punitive damages in the amount of $700 million. The Court disposed of plaintiffs' claim of class action, and plaintiffs amended their complaint by adding over 100 individual residents. Several other suits arising out of former wood preserving operations of SWP also include ITT Delaware among the named defendants. Under an agreement entered into by ITT Delaware and Rayonier in connection with the distribution of Rayonier stock to ITT Delaware's shareholders in February 1994, ITT Delaware is entitled to be indemnified by Rayonier for any expenses or losses incurred by the ITT Delaware in connection with the aforementioned suits as well as in any other legal proceedings arising out of Rayonier or SWP operations. ITT Industries continues to have the benefit of such agreement after the Distribution. In connection with the Distribution, ITT Industries, ITT Corporation and ITT Hartford agreed that certain liabilities, including those related to Rayonier, would be shared equally among the three companies.

     While there can be no assurance as to the ultimate outcome of any litigation involving ITT Industries, management does not believe any pending legal proceeding will result in a judgment or settlement that will have, after taking into account ITT Industries' existing provisions for such liabilities, a material adverse effect on ITT Industries' financial position, results of operations or cash flows.

     Reference is made to "-- CERTAIN RELATIONSHIPS AMONG ITT INDUSTRIES, ITT CORPORATION AND ITT HARTFORD AFTER THE DISTRIBUTION" for information concerning the allocation of certain liabilities.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     Other than organizational matters voted upon by ITT Delaware when it was the sole shareholder of ITT Indiana, Inc. prior to changing its name to ITT Industries, Inc., no matter was submitted to a vote of shareholders of the Company or ITT Industries during the fourth quarter of the fiscal year covered by this report. Members of the Board of Directors of ITT Delaware prior to the Distribution who continued as members of the Board of Directors of ITT Industries are: Rand V. Araskog, Robert A. Burnett, Michel David-Weill, S. Parker Gilbert and Edward C. Meyer.

                      EXECUTIVE OFFICERS OF ITT INDUSTRIES

     The following information is provided as to the executive officers of ITT Industries.

                                                                                                               DATE OF
                                    AGE AT                                                   YEAR OF           ELECTION
                                  FEBRUARY 1,                                            INITIAL ELECTION     TO PRESENT
               NAME                  1996                      POSITION                   AS AN OFFICER        POSITION
---------------------------------------------   ---------------------------------------  ----------------     ----------
Ralph D. Allen....................      54      Vice President, Director of                    1981            12/19/95
                                                  Investor Relations
Travis Engen......................      51      Chairman, President and Chief Executive        1987            12/19/95
                                                  and Director
Louis J. Giuliano.................      49      Senior Vice President                          1988            12/19/95
Richard J.M. Hamilton.............      46      Senior Vice President and Controller           1992            12/19/95
Martin Kamber.....................      47      Senior Vice President, Director of             1995            12/19/95
                                                  Corporate Development
Heidi Kunz........................      41      Senior Vice President and Chief                1995            12/19/95
                                                Financial Officer
Richard J. Labrecque..............      57      Senior Vice President                          1985              3/1/96
Timothy D. Leuliette..............      46      Senior Vice President                          1991            12/19/95
Vincent A. Maffeo.................      45      Senior Vice President and General              1995            12/19/95
                                                Counsel
Richard W. Powers.................      54      Vice President, Director of Taxes              1991            12/19/95
James P. Smith, Jr................      53      Senior Vice President, Director of             1995            12/19/95
                                                  Human Resources

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors. Mr. Engen has an employment agreement with ITT Industries providing, among other things, for his employment as Chairman and Chief Executive through December 31, 1999.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries or with its predecessor, ITT Delaware, bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Engen, prior to his election as Chairman, President and Chief Executive, was Executive Vice President of ITT Delaware
(1991) and Senior Vice President of ITT Delaware; (ii) Mr. Giuliano, prior to his election as Senior Vice President, was Senior Vice President of ITT Delaware
(1991), and, prior to that, was Vice President of ITT Delaware; (iii) Mr. Hamilton, prior to his election as Senior Vice President and Controller, was Vice President of ITT Delaware (1992) and Assistant Controller and General Auditor of ITT Delaware (1991) and, prior to that, held various financial positions with ITT Delaware and its subsidiaries; (iv) Mr. Kamber, prior to his election as Senior Vice President, Director of Corporate Development, was Vice President, Corporate Development, of ITT Automotive, Inc. (1993) and Executive Assistant to the President, Chief Operating Officer and Executive Vice President of ITT Delaware; (v) Ms. Kunz, prior to her election as Senior Vice President and Chief Financial Officer, was Vice President (1994) and Treasurer (1993) of General Motors Corporation and, prior to that, Assistant Treasurer of General Motors Corporation; (vi) Mr. Labrecque, prior to his election as Senior Vice President, was Vice President of ITT Delaware; (vii) Mr. Leuliette, prior to his election as Senior Vice President, was Senior Vice President of ITT Delaware
(1991) and, prior to that, was President and Chief Executive of Siemens Automotive, L.P.; (viii) Mr. Maffeo, prior to his election as Senior Vice President and General Counsel, was Vice President and General Counsel of ITT Automotive, Inc. (1992) and Vice President and General Counsel of ITT Defense, Inc.; (ix) Mr. Powers, prior to his election as Vice President, Director of Taxes, was Vice President of ITT Delaware; and (x) Mr. Smith, prior to his election as Senior Vice President, was Executive Vice President of ITT Sheraton Corporation (1993) and Senior Vice President of ITT Sheraton Corporation.

                                    PART II

ITEM 5.                     MARKET FOR COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK -- MARKET PRICES AND DIVIDENDS PRIOR TO THE DISTRIBUTION

                                                                           1995                   1994
                                                                    -------------------     -----------------
                                                                     HIGH         LOW        HIGH       LOW
                                                                    -------     -------     ------     ------
                                                                                   IN DOLLARS
        Three Months Ended
          March 31................................................  $104.00     $ 86.63     $94.66     $80.25
          June 30.................................................   119.50       99.63      90.75      81.13
          September 30............................................   128.50      112.00      87.13      78.63
          December 31*............................................   127.50      117.00      90.38      77.00

---------------
* Through December 19 in the case of 1995.

     On December 19, 1995, ITT Delaware made the Distribution to its shareholders consisting of all outstanding shares of its subsidiaries ITT Destinations (renamed ITT Corporation, a Nevada corporation) and ITT Hartford. The above table reflects the range of market prices of Common Stock of ITT Delaware as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security was traded (under the trading symbol "ITT") prior to the Distribution. Following the Distribution, from December 20 through December 31, 1995, the high and low market prices for ITT Industries Common Stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "IIN"), were $24.00 and $21.25, respectively. During the period from January 1, 1996 through February 29, 1996, the high and low reported market prices of ITT Industries Common Stock were $27.75 and $22.25, respectively.

     ITT Delaware declared dividends of $.495 per common share in each of the four quarters of 1994 and the first and second quarters of 1995. No cash dividends were declared in the third and fourth quarters of 1995. ITT Delaware also paid a special dividend on its common stock and Cumulative Preferred Stock, Convertible Series N, during the first quarter of 1994 in the form of a distribution of all the outstanding common shares of ITT Rayonier Incorporated, its former forest products subsidiary.

     An initial quarterly dividend of $.15 per share was declared by ITT Industries in the first quarter of 1996. The payment and level of future cash dividends by ITT Industries will be subject to the discretion of the Board of Directors of ITT Industries, and dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of ITT Industries. Although management of ITT Industries presently contemplates that for the foreseeable future dividends will be paid at the initial dividend rate, there can be no assurance that such dividends will be paid.

     There were 52,218 holders of record of ITT Industries Common Stock on February 29, 1996.

     ITT Industries Common Stock is listed on the following exchanges: Basel, Bern, Frankfurt, Geneva, Lausanne, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA
                         IN MILLIONS, EXCEPT PER SHARE

                                                                    1995      1994       1993       1992       1991
                                                                   ------    -------    -------    -------    -------
RESULTS AND POSITION
Net sales........................................................  $8,884    $ 7,758    $ 6,621    $ 6,845    $ 6,430
Operating income.................................................     446        418        229         19        158
Income from continuing operations(a).............................      21        202        135        655        231
Income from continuing operations, as adjusted(b)................     185        202        135         33        231
Net income (loss)................................................     708      1,022        913       (885)       749
Expenditures on plant additions..................................     450        407        337        351        348
Depreciation and amortization....................................     423        373        323        315        295
Total assets.....................................................   5,879     11,035     12,981     12,560     13,283
Total assets, excluding discontinued operations..................   5,879      5,577      5,063      5,746      4,589
Long-term debt...................................................     961      1,712      1,994      2,272      2,323
Total debt.......................................................   1,607      2,640      2,971      2,792      2,717
Cash dividends declared per common share.........................     .99       1.98       1.98       1.84       1.72
EARNINGS (LOSS) PER SHARE(c)
Income from continuing operations
  Primary........................................................  $  .03    $  1.46    $   .83    $  5.34    $  1.58
  Fully diluted..................................................  $  .09    $  1.46    $   .88    $  4.77    $  1.58
Net income (loss)
  Primary........................................................  $ 6.16    $  8.57    $  7.32    $ (7.93)   $  5.84
  Fully diluted..................................................  $ 5.93    $  8.02    $  6.90    $ (6.90)   $  5.49
SIGNIFICANT RATIOS FOR 1995(d)
Ratios prior to 1995 are not considered relevant to ITT
  Industries.
Return on total capital..........................................    12.3%
Return on shareholders' equity...................................    31.1%
Debt to total capitalization.....................................    71.9%
Book value per share.............................................  $ 5.35

---------------
(a) The 1995 income from continuing operations included a charge of $164, after tax, for losses from the planned disposal of certain non-core operations. Included in 1992 income was a gain of $622, after tax, from the sale of an equity interest in Alcatel N.V.

(b)  Income from continuing operations excluding the items in note (a) above.

(c) The reported net loss in 1992 causes the calculation of the fully diluted loss per share in 1992 to be anti-dilutive. In such a case, Generally Accepted Accounting Principles suggest the fully diluted loss per share to be the same as the primary loss per share; however, the Company has presented the actual calculated amount in order that all calculations and comparisons with previously reported and future amounts be on a consistent basis. In 1993 and 1995, a similar situation exists in regard to the impact of the ESOP on income from continuing operations per share.

(d) Excluding the 1995 item in note (a) above, together with discontinued operations, extraordinary items, and the effect of the ESOP on debt and equity.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     On December 19, 1995, ITT Corporation, a Delaware corporation, ("ITT Delaware"), made a distribution (the "Distribution") to its shareholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation which held ITT Delaware's interests in the hospitality, entertainment, and information services businesses and all the shares of common stock of ITT Hartford Group, Inc., a wholly-owned subsidiary which held ITT Delaware's interests in the insurance businesses ("ITT Hartford"). Effective December 20, 1995, pursuant to a statutory merger, ITT Delaware merged into ITT Industries, Inc., an Indiana corporation ("ITT Industries"), with ITT Industries as the surviving corporation (the "Company"). ITT Destinations changed its name to ITT Corporation.

     In this discussion and analysis of the financial condition and results of operations, ITT Corporation and ITT Hartford, their respective subsidiaries, affiliated companies and other assets and liabilities that were transferred to those companies, shall be collectively referred to as "Discontinued Operations".

BACKGROUND AND BUSINESS CONDITIONS

     ITT Industries is engaged, directly and through its subsidiaries, in the design and manufacture of a wide range of high technology products, focused on the principal business segments of automotive, defense and electronics, and fluid technology.

     ITT Automotive is one of the largest independent suppliers of systems and components to vehicle manufacturers worldwide with 1995 sales of $5.6 billion. In 1995, ITT Automotive maintained its position as a leading global supplier of four-wheel anti-lock braking systems ("ABS") and traction-control systems ("TCS"), sales of which exceeded $1 billion for the third consecutive year. During 1994, ITT Automotive substantially increased its previously established position as a leading producer of electric motors and wiper systems, through the acquisition from General Motors of its motors and actuators business unit, now renamed ITT Automotive Electrical Systems, Inc. ("ESI"). Future operating income is expected to be affected by an anticipated increase in market penetration, continued cost reductions to offset declining prices, and by worldwide vehicle production levels.

     ITT Defense & Electronics companies, with 1995 sales of $1.6 billion, develop, manufacture, and support high technology electronic systems and components for defense and commercial markets on a worldwide basis. ITT Defense & Electronics enjoys a leadership position in certain products that are expected to be critical to the armed forces in the 21st century, particularly products that facilitate communications in the forward area battlefield, night vision devices, and electronic systems that protect allied forces from enemy radar controlled missiles. Key development orders captured in 1995 provide the possible foundation for significant future production orders. Export sales increased by 45.0% in 1995 and export orders now account for 17.0% of Defense order input. In the Electronics sector, restructuring and repositioning of the product range is resulting in improved operating margins.

     ITT Fluid Technology, with 1995 sales of $1.2 billion, is a worldwide leader in the design, development, production and sale of products, systems and services used to move, handle, transfer, control, and contain fluids of all kinds. Customer focused marketing, new products, and geographic expansion are expected to contribute to growth in sales and profits.

RESULTS OF OPERATIONS

 Year ended December 31, 1995 compared with the year ended December 31, 1994

     Income from continuing operations of ITT Industries, adjusted to eliminate charges associated with the planned disposal of certain non-core units, was $185 million or $1.57 per fully diluted share, compared with a similarly adjusted amount in 1994 of $220 million or $1.76 per fully diluted share. Operating income was $446 million, an increase of 6.7% over the $418 million reported in the prior year. Operating income improved in each of ITT Industries' three principal business segments reflecting successful cost control efforts, the smooth integration of acquisitions and strong product sales; however, this improvement was offset by substantially higher net interest expense in 1995. After deducting one-time charges for costs and losses associated with the planned disposal of certain operations, reported income from continuing operations in 1995 was $21 million, or $.09 per fully diluted share, compared with $202 million, or $1.46 per fully diluted share, in 1994. These charges, which after tax amounted to $164 million in 1995, are principally related to ITT Community Development Corporation (a business unit that develops real estate), ITT Semiconductors (a business unit that manufactures and produces semiconductor devices), and certain minor automotive product lines. After tax income from Discontinued Operations totaled $994 million (including $403 million reflecting the gain on the sale of ITT Financial) and $831 million for 1995 and 1994, respectively, and represents the results of ITT Hartford, ITT Corporation, ITT Financial and, in 1994, Rayonier, partly offset by charges related to the Distribution. These charges, net of tax, included $39 million related to the restructuring of the Company's headquarters (including ITT Sheraton and Caesars World headquarters), and $109 million related to the Distribution (including legal and advisory fees, taxes, and other costs). Net income, which also reflects an extraordinary charge of $307 million for the early retirement of debt prior to the Distribution, was $708 million or $5.93 per fully diluted share, compared with $1.0 billion or $8.02 per fully diluted share in 1994.

     Net sales totaling $8.9 billion rose 14.5% compared with 1994, with improvements at Automotive, Defense & Electronics, and Fluid Technology. Gross margin approximated 13.7% in 1995 and 14.8% in 1994 due to lower sales prices for ABS systems and higher material costs in all businesses. Selling, general and administrative expenses, excluding service charges from affiliated companies, decreased to 7.7% of sales from 8.3% in 1994 due to a continuing focus on cost reduction and efficiency programs. Service charges from affiliated companies represent fees for advice and assistance in connection with cash management, legal, accounting, tax, and insurance services provided by the centralized general and administrative functions of the Company before the Distribution. These charges totaled $80 million and $73 million in 1995 and 1994, respectively. Fees for such services, which were based upon a general relations agreement, were approximately 1% of sales. Reduction of expenses for such services will be a focus of ITT Industries as these services are developed internally or purchased from other sources. Other operating expenses, which include gains and losses from foreign exchange transactions, restructuring and other charges, totaled $2 million in 1995, compared with $17 million in 1994.

     Operating margins were 5.0% in 1995, compared with 5.4% in 1994, a result of the factors discussed above.

     Interest expense, net of interest income, increased to $135 million in 1995 from $48 million in 1994, reflecting the absence of $32 million of interest income on a note receivable related to the sale of Alcatel N.V. which was collected in 1994, higher borrowings in connection with the March 1994 ESI acquisition, and allocations of total corporate interest expense in connection with the Distribution.

     Miscellaneous income (expense), net, includes a provision for the expected loss on the disposal of ITT Semiconductors, portions of ITT Community Development Corporation, and certain other non-core business units of ITT Industries.

     The effective income tax rate was 70.4% in 1995, compared with 42.1% in 1994, largely the result of lower than normal tax benefits on certain loss provisions. Income tax expense decreased by $97 million, to $50 million in 1995, due to the lower pretax earnings.

     Business Segments -- Sales and operating income before corporate expenses (principally the service charges from affiliated companies) for each of ITT Industries' three major business segments were as follows ($ in millions):

                                                                             OPERATING
                                                       SALES                  INCOME
                                                -------------------       ---------------
                                                 1995         1994        1995       1994
                                                ------       ------       ----       ----
    AUTOMOTIVE................................  $5,575       $4,668       $344       $336

     Automotive's sales increased 19.4%, reflecting, in part, the full year impact of the March, 1994 acquisition of ESI. Excluding this acquisition, sales improved 14.7% driven by increasing dollar content of ITT Industries product per vehicle manufactured, foreign exchange translation, and a slight increase in European vehicle production. Growth in Body & Electrical sales also reflected new wiper systems business on light trucks and higher installation rates of power seat options. Sales to two customers accounted for approximately 42% and 44% of 1995 and 1994 sales, respectively.

     Operating income improved 2.4% in 1995 as a result of increased sales volume and continued cost reductions, while margins declined due to lower sales prices, the costs associated with the launch of a new ABS MK 20 line of products, and increases in engineering expense due to major forward programs.

     Sales and operating income for 1994 have been restated to reflect non-core business operations that will be closed or divested in 1996.

                                                                                OPERATING
                                                          SALES                   INCOME
                                                  ---------------------       --------------
                                                   1995          1994         1995       1994
                                                  -------       -------       ---        ---
    DEFENSE AND ELECTRONICS....................   $ 1,559       $ 1,498       $97        $96

     Defense & Electronics' sales increased 4.1% over 1994 due principally to improved sales of ITT Cannon connector products in mobile communications and information systems. However, Defense & Electronics' operating income in 1995 was up marginally over 1994 because strong improvements in profitability of connectors was largely offset by the absence in 1995 of one-time favorable adjustments on completed contracts in 1994. Defense & Electronics' order backlog was $2.0 billion at December 31, 1995 compared with $2.1 billion at year end 1994. Export sales increased by 45.0% over the prior year and export orders now account for 17.0% of Defense segment order input. Approximately 65% and 66% of 1995 and 1994 sales, respectively, were to governmental entities, of which approximately 90% were to the U.S. government in both years.

     Sales and operating income for 1994 have been restated to reflect the previously disposed Electron Technology and ITT Semiconductors, which is planned for divestiture in 1996.

                                                                                OPERATING
                                                          SALES                   INCOME
                                                  ---------------------       --------------
                                                   1995          1994         1995       1994
                                                  -------       -------       ----       ---
    FLUID TECHNOLOGY...........................   $ 1,248       $ 1,125       $113       $99

     Fluid Technology's 1995 sales and operating income increased at all units, most significantly at ITT Flygt due to higher volume and favorable foreign exchange. New product initiatives, global business development activities, and improvements in the mining, pharmaceutical, pulp and paper, and chemical industries contributed to Fluid Technology's strong performance. Operating income for 1995 increased by 14.1% over the prior year. Operating margins outpaced sales growth due to re-engineering and cost improvement programs, volume leverage, and operating improvement at certain underperforming operations.

  Year ended December 31, 1994 compared with the year ended December 31, 1993

     The Company's net income in 1994 was $1.0 billion or $8.02 per fully diluted share, compared with $913 million or $6.90 per fully diluted share in 1993, including income from Discontinued Operations totaling $831 million and $828 million, respectively.

     Such net income was adversely impacted by the net effect of three accounting changes, the cumulative effect of which totaled $11 million after tax or $.09 per fully diluted share as of January 1, 1994. The Company adopted Statement of Financial Accounting Standards ("SFAS") 115 and related pronouncements which required adjustments to the fair value of mortgage-backed interest-only securities held by its discontinued businesses. The cumulative effect of this accounting change was a $36 million after tax charge or $.29 per fully diluted share. In an unrelated change, the basis for discounting certain workers' compensation liabilities at ITT Hartford was changed from an insurance guideline-based method to an estimated risk-free rate of return to reflect more appropriately current market conditions. The cumulative effect of this accounting change was a benefit of $42 million after tax or $.33 per fully diluted share. Finally, the Company changed its method of accounting to expense certain marketing and start-up costs at ITT Educational Services, Inc., now a unit of ITT Corporation, which had been previously deferred and amortized. The cumulative effect of this accounting change was an after tax charge of $17 million or $.13 per fully diluted share. The Company's 1993 net income was adversely impacted by an extraordi-nary loss of $50 million after tax, or $.38 per fully diluted share resulting from the retirement of fixed rate debt.

     Income from continuing operations of $202 million rose by $67 million (49.6%) from the 1993 level of $135 million. Over 46.3% of the net income growth was contributed by ESI, which was acquired by the Automotive segment in March 1994. Net income in 1994 included a $15 million after tax loss from the divestment of ITT Instruments, a non-strategic business previously reported within the Defense & Electronics business segment. Net income in 1993 included an after tax gain of $10 million for the divestment of ITT Components Distribution, also previously within the ITT Defense & Electronics segment. Higher volumes at Automotive and Fluid Technology combined with the favorable impact of ongoing cost reduction programs in all businesses contributed to the favorable net income comparison.

     The Company's net sales in 1994 rose to $7.8 billion, an increase of 17.2% from $6.6 billion in 1993. Without ESI, net sales from existing businesses rose 6.6%, principally from higher ITT Automotive volumes.

     The Company's gross margins remained steady at approximately 15% in both periods. Selling, general, and administrative expenses declined by $12 million or 1.8%, in response to ongoing efforts to reduce costs and increase efficiency. Service charges from affiliated companies, which were based on a percentage of sales, rose by $14 million to $73 million. Other operating expenses declined from $31 million to $17 million due chiefly to the absence of significant restructuring provisions recorded by ITT Automotive in the fourth quarter of 1993 for the downsizing and consolidation of its European operations. Operating margins increased to 5.4%, compared with 3.5% in 1993.

     Interest expense, net, benefited from income on notes receivable related to the 1992 Alcatel N.V. sale totaling $32 million in 1994 and $90 million in 1993. Excluding interest income, interest expense decreased to $114 million compared with $153 million in 1993, due principally to the collection of Alcatel notes in July and the use of those proceeds to reduce debt. Share repurchases in excess of $1.0 billion resulted in higher debt levels at year end.

     Miscellaneous expense in 1994 totaled $21 million due primarily to the loss on the sale of the ITT Instruments subsidiary. Results in 1993 included the gain on the fourth quarter sale of ITT Components Distribution, partially offset by losses on the disposition of certain ITT Automotive operations.

     Income taxes of $147 million were provided on pretax income of $349 million representing a 42.1% effective income tax rate. In 1993, the effective income tax rate was 32.5%. This rate was unusually low and reflected the one-time remeasurement of deferred tax liabilities pursuant to changes in the German statutory tax rates as well as the realization of tax benefits on the disposition of certain subsidiaries.

     Business Segments -- Sales and operating income before the service charges from affiliated companies, which are described above, for each of ITT Industries' three major business segments were as follows ($ in millions):

                                                                             OPERATING
                                                       SALES                  INCOME
                                                -------------------       ---------------
                                                 1994         1993        1994       1993
                                                ------       ------       ----       ----
    AUTOMOTIVE................................  $4,668       $3,457       $336       $164

     Sales in 1994 for Automotive increased 35.0% from 1993 levels to $4.7 billion. Approximately 57.8% of the increase was due to the March 1994 ESI acquisition, with the balance reflecting higher market penetration of ABS in North America and Europe as well as increased vehicle production. The ESI acquisition improved the geographic balance of Automotive's North American and European sales mix. In 1994, North American sales comprised 50.8% of the total, compared with 41.2% in 1993. Sales to two customers accounted for approximately 44% of 1994 sales and sales to three customers accounted for 46% of 1993 sales.

     The Automotive segment's operating income doubled in the year on increased sales volumes (including the ESI acquisition) and continued cost reductions. Lower sales prices and higher labor costs partially offset the growth in sales. Excluding ESI, higher sales volume resulted in an operating improvement of 64.0% compared with 1993. The benefits of cost reduction programs and the successful integration of ESI enabled Automotive to improve operating margins despite significant price concessions granted to customers. Operating margins (excluding service charges from affiliated companies) increased to 7.2% from 4.7% in 1993.

     Sales and operating income for 1994 and 1993 have been restated to reflect non-core business operations, that will be closed or divested in 1996.

                                                       SALES              OPERATING INCOME
                                                -------------------       -----------------
                                                 1994         1993        1994         1993
                                                ------       ------       ----         ----
    DEFENSE & ELECTRONICS.....................  $1,498       $1,426       $96          $77

     Sales for Defense & Electronics rose 5.0% compared with 1993, due primarily to increased international defense radar and radio product sales as well as higher connector volumes. Operating income increased 24.7% to $96 million due principally to the return to profitability of the connectors business, which benefited from restructuring actions in prior years. Operating income in other defense businesses declined in 1994 due to lower margin adjustments on mature military programs, partially offset by higher sales volumes and the benefits of cost reduction programs. Order backlog at the end of 1994 remained even with the $2.1 billion backlog at the end of 1993. Approximately 66% and 68% of 1994 and 1993 sales, respectively, were to governmental entities, of which approximately 90% and 94%, respectively, were to the U.S. government.

     Sales and operating income for 1994 and 1993 have been restated to reflect the previously disposed Electron Technology and ITT Semiconductors, which is planned for divestiture in 1996.

                                                       SALES              OPERATING INCOME
                                                -------------------       -----------------
                                                 1994         1993        1994         1993
                                                ------       ------       ----         ----
    FLUID TECHNOLOGY..........................  $1,125       $1,030       $99          $95

     ITT Fluid Technology reported a 9.2% growth in sales in 1994. The improvement was the result of new product initiatives, global market development activities, a strong North American heating season caused by severe winter weather, and generally strengthening economic conditions worldwide. The acquisition of Richter Chemie-Technik, a German manufacturer of plastic-lined valves and pumps, also contributed to the increase. ITT Flygt, through an increase in market share, was the primary contributor to the improvements at Fluid Technology. Operating income improved in 1994 despite intense competition, increased raw material costs, and the absence of favorable 1993 foreign exchange transactions. The improvement was achieved through higher sales volume, price increases, and benefits from cost reduction efforts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated EBITDA (defined as operating earnings before interest, taxes, depreciation, and amortization) of $869 million in 1995, compared with $791 million in the full year 1994, a 9.9% improvement. EBITDA in 1993 was $552 million. The improvements are a result of ITT Industries' earnings growth, primarily in the Automotive business segment which benefited from the ESI acquisition in 1994. Cash from continuing operating activities, as defined by SFAS 95, was $619 million in 1995 compared with $637 million in 1994. This change reflects timing differences with respect to tax payments and receipts and working capital requirements. The SFAS definition of cash from continuing operating activities differs from EBITDA largely due to the inclusion of interest, taxes, and changes in working capital.

     In 1995, the Company realized $12.7 billion of proceeds from the sale of assets at ITT Financial. Proceeds were used mainly to repay indebtedness, which amounted to $11.6 billion at December 31, 1994. Funds of $853 million were generated in 1994 from the sale of divested assets, due primarily to the receipt of $817 million as the final installment from the 1992 sale of Alcatel N.V. Previous payments from that sale totaled $767 million in 1993. The cash generated was used to fund strategic acquisitions and capital additions along with repurchases of common stock in 1994.

     Many of ITT Industries' businesses require substantial investment in plant and tooling in order to produce competitively superior products. Historically, ITT Industries' businesses have generated sufficient operating cash flow to fund such investments. Spending on plant additions totaled $450 million in

1995, compared with $407 million in 1994 and $337 million in 1993. Approximately 61% of the 1995 total was incurred at Automotive, as expenditures for anti-lock braking systems, including the latest variation of low cost ABS technology, was and continues to be important to overall strategy. Investments in foundation brakes and brake actuation technology, electrical systems and motors, and facilities in developing countries, including the Far East, the Czech Republic, and Hungary, were also integral to ITT Industries' investment strategy. At December 31, 1995, contractual commitments have been made for capital expenditures totaling $128 million. Total spending on plant additions in future periods is expected to approximate 1995 levels, in order to support known customer demands. In addition, certain facilities and equipment are utilized by ITT Industries' businesses through operating leases. Rental expenses for operating leases in 1995 were $87 million. As of December 31, 1995, minimum rental commitments under operating leases total $91 million in 1996, $84 million in 1997, and a total of $154 million from 1998 through 2000. The commitments discussed are expected to be funded through the operating cash flows of ITT Industries.

     The Company's acquisition spending in 1995 totaled $15 million for a small acquisition at Automotive, and $418 million in 1994, consisting of Automotive's purchase of ESI for $374 million in March 1994 and Fluid Technology's acquisition of Richter Chemie-Technik.

     The Company's expenditures for research, development, and engineering totaled $422 million in 1995, $396 million in 1994, and $460 million in 1993, approximately 50% of which was pursuant to customer contracts. ITT Industries' research and development expenditure levels, excluding those pursuant to customer contracts, are expected to remain at approximately 3% of sales for the foreseeable future, although there can be no assurance that such results will occur. Research, development, and engineering expenditures have funded numerous product developments such as anti-lock brake and wiper systems, electronic countermeasures, and tactical radio communications technology.

     ITT Industries' cash flows after gross plant additions are expected to be sufficient to cover working capital needs, interest, taxes, and dividends to shareholders. Cash flows in 1996 are also expected to cover approximately $200 million of tax and certain other liabilities related to the Distribution and the Discontinued Operations prior to the Distribution. Efficiencies in the use of working capital resulted in a minimal increase in cash requirements in 1995 and 1994 despite substantial sales growth. ITT Industries declared a dividend of $.15 per share payable on April 1, 1996.

     External borrowings at ITT Industries were $1.6 billion at December 31, 1995 compared with $2.6 billion at December 31, 1994, and $3.0 billion at December 31, 1993. The 1994 and 1993 amounts include approximately $600 million of ESOP debt, which was repaid in 1995, and also reflect allocations of corporate debt between ITT Industries and Discontinued Operations. Cash and cash equivalents totaled $94 million at December 31, 1995 compared with $322 million at year-end 1994 and $240 million at year-end 1993.

     Effective January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investments to be reflected at fair value, with the corresponding impact reported as a separate component of shareholders' equity in situations where those investments are "available for sale", as defined in SFAS 115. The accounting standard does not allow for a corresponding fair value adjustment to liabilities. Shareholders' equity can vary significantly between reporting periods as market interest rates and other factors change. Following the Distribution, the impact of this accounting standard to ITT Industries' shareholders' equity will not be material.

     Excluding the dividend of ITT Hartford and ITT Corporation, shareholders' equity increased $626 million in 1995, due to growth in retained earnings. Excluding the SFAS 115 impact, shareholders' equity decreased $735 million in 1994 mainly as the result of share repurchases ($1.0 billion), dividends ($264 million), and the spin-off of Rayonier ($621 million), which were partially offset by 1994 net income.

     In 1995, the Company terminated the ESOP portion of the ITT Investment and Savings Plan for Salaried Employees and the trustee of the ESOP completed the sale of 5.3 million unallocated shares of ITT common stock in the ESOP. The sales proceeds were used to repay the debt associated with the ESOP, which totaled $541 million. In addition, proceeds from the sale of ITT Financial assets were used to repay outstanding borrowings.

     In 1995, the Company completed a tender offer for an aggregate $4.1 billion of its debt securities, with $3.4 billion of the aggregate principal amount of the securities having been tendered. The premium paid for securities tendered resulted in an after tax loss of $307 million ($472 million pretax).

     The Company used derivative financial instruments extensively in ITT Hartford as part of its risk management strategy. Derivative financial instruments are also used to a much lesser degree in other segments of the Company. Interest rate risk relative to the Company's debt portfolio is managed through interest rate swap agreements, primarily in the now discontinued Finance segment. The multinational operations of ITT Industries also create exposure to foreign currency fluctuation. Foreign currency risk relative to ITT Industries' net investment in a foreign country, foreign denominated debt or a specific foreign denominated transaction is managed in part through currency swaps and forward exchange contracts. Foreign currency transaction gains or losses were not significant in the periods discussed above.

     ITT Industries is an end-user of derivatives and does not utilize them for speculative purposes. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are to be calculated and therefore are not reflective of credit risk. Credit risk is limited to the amounts calculated to be due or owed by ITT Industries on such contracts. ITT Industries expects to continue to use interest rate swaps to reduce its cost of borrowing in the future, although the divestment of the Discontinued Operations will result in substantially reduced activity in the future.

INCOME TAXES

     As a global company, ITT Industries provides and pays taxes in numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for these taxes is generally available against U.S. taxation when earnings are remitted, or deemed to be remitted. In all years presented, credits for income taxes paid in foreign jurisdictions were fully utilizable in the United States in the consolidated tax return of the Company, including Discontinued Operations. As a result of the Distribution, the Discontinued Operations will not be included in the consolidated Federal income tax return of ITT Industries after December 19, 1995. After the Distribution, this full utilization of credits may not be achievable in the future by ITT Industries, and, to the extent foreign tax credits cannot be used to reduce the U.S. tax obligation, a higher effective income tax rate will be incurred.

     Tax burdens and benefits that relate to periods on or before the Distribution are shared in accordance with a tax allocation agreement between the Company, ITT Hartford, and ITT Corporation.

     No valuation allowances have been provided for deferred tax assets, as these assets are expected to be realized in future years.

ENVIRONMENTAL MATTERS

     ITT Industries is subject to stringent environmental laws and regulations that affect its operating facilities and impose liability for the clean-up of past discharges of hazardous substances. In the United States, these laws include the Federal Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. The management of ITT Industries believes that ITT Industries is in substantial compliance with these and all other applicable environmental requirements. Environmental compliance costs are accounted for primarily as normal operating expenses. The management of ITT Industries does not believe that such environmental compliance costs will have a material adverse effect on ITT Industries' financial position, results of operations, or cash flows.

     In estimating the costs of environmental investigation and remediation, ITT Industries considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and ITT Industries' share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, ITT Industries establishes reserves in accordance with Generally Accepted Accounting Princi-ples. While the outcome of ITT Industries' various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on ITT Industries' financial position, results of operations, or cash flows.

EFFECT OF INFLATION

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or operating results of ITT Industries during the three most recent fiscal years.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedules elsewhere herein.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF ITT INDUSTRIES

     The information called for by Item 10 with respect to directors is incorporated herein by reference to the definitive proxy statement involving the election of directors filed or to be filed by ITT Industries with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

     The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption "Executive Officers of ITT Industries."

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

          2. See Exhibit Index appearing on pages II-2, II-3 and II-4 for a list of the exhibits filed or incorporated herein as a part of this report.

     (b) On November 7, 1995, ITT Delaware filed a Current Report on Form 8-K reporting under Item 5 certain changes in projections and forecasted data and information previously reported in its Proxy Statement dated August 30, 1995. On November 16, 1995, ITT Delaware filed a Current Report on Form 8-K reporting under Item 7 information with respect to its recently issued 7.40% Debentures due November 15, 2025. On December 21, 1995, ITT Industries filed a Current Report on Form 8-K reporting under Items 5 and 7 with respect to the Distribution to ITT Delaware's shareholders of all outstanding shares of its wholly-owned subsidiaries, ITT Destinations (renamed ITT Corporation, a Nevada corporation) and ITT Hartford and the merger of ITT Delaware with and into ITT Industries.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                                       PAGE
                                                                                       ----
Report of Management.................................................................. F-2
Report of Independent Public Accountants.............................................. F-3
Consolidated Income Statements for the three years ended December 31, 1995............ F-4
Consolidated Balance Sheets as of December 31, 1995 and 1994.......................... F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 1995..... F-6
Consolidated Statements of Retained Earnings for the three years ended December 31,
  1995................................................................................ F-7
Consolidated Statements of Common Stock and Capital Surplus for the three years ended
  December 31, 1995................................................................... F-7
Notes to Consolidated Financial Statements............................................ F-8
Business Segment Information.......................................................... F-20
Geographical Information.............................................................. F-21
Quarterly Results for 1995 and 1994................................................... F-22
Export Sales.......................................................................... F-22
Valuation and Qualifying Accounts..................................................... S-1

                              REPORT OF MANAGEMENT

     The management of ITT Industries, Inc. is responsible for the preparation and integrity of the information contained in the consolidated financial statements and other sections of the Annual Report. The consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the consolidated financial statements.

     ITT Industries' consolidated financial statements are audited by Arthur Andersen LLP, independent public accountants, whose appointment is ratified by the shareholders. Management has made ITT Industries' financial records and related data available to Arthur Andersen LLP, and believes that the representations made to the independent public accountants are valid and complete.

     ITT Industries' system of internal controls is a major element in management's responsibility to assure that the consolidated financial statements present fairly the Company's financial condition. The system includes both accounting controls and the internal auditing program, which are designed to provide reasonable assurance that the Company's assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization, and that fraudulent financial reporting is prevented or detected.

     ITT Industries' internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies and procedures that are communicated to ITT Industries' employees. Management continually monitors the system of internal controls for compliance. ITT Industries' internal auditors independently assess the effectiveness of internal controls and make recommendations for improvement on a regular basis. The independent public accountants also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on ITT Industries' consolidated financial statements. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

     The Audit Committee of the Board of Directors, composed of nonemployee directors, meets periodically with management and with the independent public accountants and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to assure the independent and free access of the independent accountants and internal auditors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ITT Industries, Inc.:

     We have audited the consolidated financial statements of ITT Industries, Inc. (an Indiana corporation; formerly named ITT Corporation and incorporated in Delaware) and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, as described in the accompanying Index to Consolidated Financial Statements and Schedule. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in the accompanying notes to consolidated financial statements, effective January 1, 1994, the Company changed its methods of accounting for certain investments in debt and equity securities, workers' compensation liabilities and marketing and start-up costs.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 30, 1996

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                         IN MILLIONS, EXCEPT PER SHARE

                                                                   YEARS ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                  1995       1994       1993
                                                                 ------     ------     ------
Net sales......................................................  $8,884     $7,758     $6,621
Cost of sales..................................................   7,669      6,607      5,647
                                                                 ------     ------     ------
Gross margin...................................................   1,215      1,151        974
Selling, general, and administrative expenses..................     687        643        655
Service charges from affiliated companies......................      80         73         59
Other operating expenses.......................................       2         17         31
                                                                 ------     ------     ------
Operating income...............................................     446        418        229
Interest expense...............................................    (175)      (114)      (153)
Interest income................................................      40         66        121
Miscellaneous income (expense), net............................    (240)       (21)         3
                                                                 ------     ------     ------
Income from continuing operations before income tax expense....      71        349        200
Income tax expense.............................................     (50)      (147)       (65)
                                                                 ------     ------     ------
Income from continuing operations..............................      21        202        135
Discontinued operations:
  Operating income, net of tax of $297, $328, and $310.........     591        831        828
  Gain on sale of Financial operations, net of tax of $264.....     403         --         --
Extraordinary items, net of tax benefit of $165 and $25........    (307)        --        (50)
Cumulative effect of accounting changes, net of tax benefit of
  $8...........................................................      --        (11)        --
                                                                 ------     ------     ------
Net income.....................................................  $  708     $1,022     $  913
                                                                 ======     ======     ======
EARNINGS (LOSS) PER SHARE:
Income from continuing operations
  Primary......................................................  $  .03     $ 1.46     $  .83
  Fully diluted................................................  $  .09     $ 1.46     $  .88
Discontinued operations
  Primary......................................................    8.87       7.21       6.90
  Fully diluted................................................    8.45       6.65       6.40
Extraordinary items
  Primary......................................................   (2.74)        --       (.41)
  Fully diluted................................................   (2.61)        --       (.38)
Cumulative effect of accounting changes
  Primary......................................................      --       (.10)        --
  Fully diluted................................................      --       (.09)        --
Net income
  Primary......................................................  $ 6.16     $ 8.57     $ 7.32
  Fully diluted................................................  $ 5.93     $ 8.02     $ 6.90
AVERAGE COMMON EQUIVALENT SHARES -- PRIMARY....................     112        115        120
AVERAGE COMMON EQUIVALENT SHARES -- FULLY DILUTED..............     118        125        129

          The accompanying notes to consolidated financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                           1995          1994
                                                                          -------      --------
ASSETS
Current Assets:
  Cash and cash equivalents............................................   $    94      $    322
  Receivables, net.....................................................     1,257         1,138
  Inventories..........................................................       908           990
  Other current assets.................................................       243            80
                                                                           ------       -------
          Total current assets.........................................     2,502         2,530
Plant, property, and equipment, net....................................     2,235         2,114
Deferred U.S. income taxes.............................................       218           161
Goodwill, net..........................................................       363           365
Other assets...........................................................       561           407
Net assets of discontinued operations..................................        --         5,458
                                                                           ------       -------
                                                                          $ 5,879      $ 11,035
                                                                           ======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................................   $   781      $    774
  Accrued expenses.....................................................     1,072           753
  Accrued taxes........................................................       162            95
  Notes payable and current maturities of long-term debt...............       646           928
                                                                           ------       -------
          Total current liabilities....................................     2,661         2,550
Pension and postretirement costs.......................................     1,101           998
Long-term debt (including ESOP of $0 and $562).........................       961         1,712
Deferred foreign, state and local income taxes.........................       121            90
Other liabilities......................................................       408           226
                                                                           ------       -------
                                                                            5,252         5,576
Shareholders' Equity:
  Cumulative preferred stock...........................................        --           655
  Common stock: Authorized 200,000,000 shares, $1 par value per share
     Outstanding 117,068,833 shares and 105,672,252 shares.............       117           106
  Capital surplus......................................................       399            --
  Deferred compensation -- ESOP........................................        --          (562)
  Cumulative translation adjustments...................................       111          (113)
  Unrealized loss on securities, net of tax............................        --        (1,376)
  Retained earnings....................................................        --         6,749
                                                                           ------       -------
                                                                              627         5,459
                                                                           ------       -------
                                                                          $ 5,879      $ 11,035
                                                                           ======       =======

          The accompanying notes to consolidated financial statements are an integral part of the above balance sheets.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN MILLIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1995        1994       1993
                                                              --------     -------     -----
OPERATING ACTIVITIES
Net income..................................................  $    708     $ 1,022     $ 913
Discontinued operations:
  Operating income..........................................      (591)       (831)     (828)
  Gain on sale of Financial operations......................      (403)         --        --
Extraordinary items.........................................       307          --        50
Cumulative effect of accounting changes.....................        --          11        --
                                                              --------     -------     -----
  Income from continuing operations.........................        21         202       135
Adjustments to income from continuing operations:
  Depreciation..............................................       390         343       287
  Amortization..............................................        33          30        36
  Provision for doubtful receivables........................         2           4         6
  (Gain) loss on divestments -- pretax......................       245           2       (13)
  Change in receivables, inventories, accounts payable, and
     accrued expenses.......................................        (6)        (18)       83
  Change in accrued and deferred taxes......................        30          87        83
  Other, net................................................       (96)        (13)       11
                                                              --------     -------     -----
Cash from continuing operations.............................       619         637       628
Cash from (used for) discontinued operations................      (411)      1,152      (496)
                                                              --------     -------     -----
          Cash from operating activities....................       208       1,789       132
                                                              --------     -------     -----
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................      (450)       (407)     (337)
Acquisitions................................................       (15)       (418)       --
Proceeds from divestments...................................    12,675         853       862
Other, net..................................................        (2)        (15)        3
                                                              --------     -------     -----
          Cash from investing activities....................    12,208          13       528
                                                              --------     -------     -----
FINANCING ACTIVITIES
Short-term debt, net........................................      (803)        (66)      166
Long-term debt issued.......................................       250          --        11
Long-term debt repaid.......................................      (342)       (381)     (237)
Repayment of Financial obligations..........................   (11,640)         --        --
Repurchase of common stock..................................       (35)     (1,016)     (306)
Dividends paid..............................................      (193)       (280)     (277)
Other, net..................................................        96          (5)       82
                                                              --------     -------     -----
          Cash used for financing activities................   (12,667)     (1,748)     (561)
                                                              --------     -------     -----
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........        23          28        (8)
                                                              --------     -------     -----
Increase (decrease) in cash and cash equivalents............      (228)         82        91
Cash and cash equivalents -- beginning of year..............       322         240       149
                                                              --------     -------     -----
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $     94     $   322     $ 240
                                                              ========     =======     =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $    147     $   112     $ 110
                                                                   ===         ===       ===

  Income taxes..............................................  $    314     $   243     $ 162
                                                                   ===         ===       ===

          The accompanying notes to consolidated financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                         IN MILLIONS, EXCEPT PER SHARE

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1995        1994       1993
                                                                -------     ------     ------
Balance -- Beginning of Year..................................  $ 6,749     $7,588     $7,058
  Net income..................................................      708      1,022        913
  Dividends declared --
     Cumulative preferred stock, net of tax benefit...........      (15)       (36)       (36)
     Common stock -- $.99, $1.98 and $1.98 per share..........     (104)      (228)      (235)
     Common stock of ITT Hartford and ITT Corporation(a)......   (7,338)        --         --
     Common stock of ITT Rayonier.............................       --       (621)        --
  Repurchases of common stock.................................       --       (976)      (112)
                                                                -------     ------     ------
Balance -- End of Year........................................  $    --     $6,749     $7,588
                                                                =======     ======     ======

(a) Dividend of ITT Hartford and ITT Corporation was applied against retained earnings to the extent available and then against capital surplus.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMMON STOCK AND CAPITAL SURPLUS
                         IN MILLIONS, EXCEPT FOR SHARES

                                                         CUMULATIVE
                                                       PREFERRED STOCK         COMMON STOCK
                                                     -------------------   --------------------   CAPITAL
                                                       SHARES     AMOUNT     SHARES      AMOUNT   SURPLUS
                                                     ----------   ------   -----------   ------   --------
Balance -- December 31, 1992.......................   9,894,753   $ 687    119,059,132    $119     $   76
  Redemption of ESOP Series preferred stock........    (175,964)    (14 )           --      --         (2)
  Stock incentive plans............................          --      --      1,915,760       2        121
  Stock conversions................................    (137,460)     --        173,993      --         --
  Repurchases......................................          --      --     (3,588,008)     (3)      (195)
                                                     ----------   -----    -----------    ----      -----
Balance -- December 31, 1993.......................   9,581,329     673    117,560,877     118         --
  Redemption of ESOP Series preferred stock........    (179,555)    (13 )           --      --         --
  Stock conversions................................     (99,345)     (5 )      116,428      --          5
  Stock incentive plans............................          --      --        283,463      --         18
  Repurchases......................................          --      --    (12,288,516)    (12)       (23)
                                                     ----------   -----    -----------    ----      -----
Balance -- December 31, 1994.......................   9,302,429     655    105,672,252     106         --
  Redemption of ESOP Series preferred stock........    (120,652)     (9 )           --      --        (10)
  Conversion of ESOP Series preferred stock........  (8,636,231)   (644 )    9,660,766      10        634
  Stock conversions................................    (522,647)     (2 )      661,671      --          2
  Stock redemption.................................     (22,899)     --             --      --         (2)
  Stock incentive plans............................          --      --      1,451,346       1        124
  Repurchases......................................          --      --       (377,202)     --        (35)
  Distribution of ITT Hartford and ITT
    Corporation(a).................................          --      --             --      --       (314)
                                                     ----------   -----    -----------    ----      -----
Balance -- December 31, 1995.......................          --   $  --    117,068,833    $117     $  399
                                                     ==========   =====    ===========    ====      =====

(a) Dividend of ITT Hartford and ITT Corporation was applied against retained earnings to the extent available and then against capital surplus.

          The accompanying notes to consolidated financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     On December 19, 1995, ITT Corporation, a Delaware Corporation ("ITT Delaware") made a distribution ("the Distribution") to its shareholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation which held ITT Delaware's interests in the hospitality, entertainment, and information services businesses and all the shares of common stock of ITT Hartford Group, Inc., a wholly-owned subsidiary which held ITT Delaware's interests in the insurance businesses ("ITT Hartford"). Effective December 20, 1995, pursuant to a statutory merger, ITT Delaware merged into ITT Industries, Inc. an Indiana Corporation ("ITT Industries"), with ITT Industries as the surviving corporation (the "Company"). ITT Destinations changed its name to ITT Corporation. For purposes of these consolidated financial statements, all references to ITT Corporation and ITT Hartford include those companies, their subsidiaries, affiliated companies and other assets and liabilities that were transferred to those companies.

     In the accompanying consolidated financial statements for all periods presented, ITT Corporation, ITT Hartford and other previously discontinued operations of the Company are reported as Discontinued Operations.

1. ACCOUNTING POLICIES

     Consolidation Principles: The consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principals and include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     Revenue Recognition: The Company recognizes sales as products are shipped to customers. Sales from long-term contracts are recognized on the percentage of completion method, generally based on the ratio of units delivered to total units. Expected losses on long-term contracts are recognized currently.

     Research and Development: Significant costs are incurred each year in connection with research, development, and engineering programs that are expected to contribute profits to future operations. Such costs are charged to income as incurred except to the extent recoverable under existing contracts. Total expenditures were $422, $396, and $460 in 1995, 1994, and 1993, respectively, of which approximately 50% was expended pursuant to customer contracts.

     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories: Inventories are generally valued at the lower of cost (first-in, first-out) or market. A full absorption procedure is employed using standard cost techniques. The standards are customarily reviewed and adjusted annually. Potential losses from obsolete and slow-moving inventories are provided for in the current period.

     Plant, Property, and Equipment: Plant, property, and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. The Company normally claims the maximum depreciation deduction allowable for tax purposes. In general, for financial reporting purposes, depreciation is provided on a straight-line basis over the useful economic lives of the assets involved as follows: buildings and improvements -- 5 to 40 years, machinery and equipment -- 2 to 10 years and other -- 5 to 40 years. Gains or losses on sale or retirement of assets are included in income.

     Goodwill: The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $32 and $29 at December 31, 1995 and 1994, respectively. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Based upon the Company's review, no impairment has occurred as of December 31, 1995.

     Foreign Currency Translation: Balance sheet accounts are translated at the exchange rate in effect at each year-end and income accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the foreign companies are generally the functional currencies. Gains

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

(losses) from foreign currency transactions are reported currently in other operating expenses and were $(4), $4, and $8 in 1995, 1994, and 1993, respectively.

     Derivative Financial Instruments: The Company uses a variety of derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps as a means of hedging exposure to interest rate and foreign currency risks. The Company and its subsidiaries are end-users and do not utilize these instruments for speculative purposes. The Company has strict policies regarding financial stability and credit standing of its major counterparties.

     Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to income. Should the swap be terminated, unrealized gains or losses are deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument.

     Forward exchange contracts and foreign currency swaps are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of shareholders' equity.

     Earnings Per Share: Fully diluted earnings per share is based on the weighted average of common stock and common stock equivalents which include stock options, the proceeds received upon exercise of which, will be used to acquire common stock of the Company. Fully diluted earnings per share also reflect the conversion of convertible preferred stock, including the ESOP Series. Net income applicable to fully diluted earnings per share consists of reported net income or loss adjusted for the amount, net of tax, that the Company would have to pay, in excess of common stock dividends, to extinguish the related ESOP debt.

     Primary earnings per share is based on the weighted average of common stock and common stock equivalents. Net income applicable to primary earnings per share consists of reported net income adjusted for dividend requirements on preferred stock not considered common stock equivalents, net of the related tax benefits. The ESOP was terminated in 1995 and all ESOP series preferred stock was converted to shares of the Company's common stock (see "Employee Benefit Plans"). If the conversion had occurred on January 1, 1995, primary earnings per share for the year ended December 31, 1995 would have been $6.01.

     Use of Estimates: The preparation of these consolidated financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, sales, and expenses.

     Reclassifications: Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. CHANGES IN ACCOUNTING PRINCIPLES

     In 1994, the Company made several accounting changes, all of which were included in cumulative effect of accounting changes and related solely to Discontinued Operations. During the first quarter of 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, the Company's portfolios were classified as "available for sale" and accordingly, investments were reflected at fair value with the corresponding impact included as a component of shareholders' equity designated "unrealized loss on securities, net of tax". At December 31, 1994, the unrealized loss on securities, net of tax was $1.4 billion.

     The amortized cost basis of mortgage-backed interest-only investments that were determined to have other-than-temporary impairment losses at the time of initial adoption of SFAS 115 was written down to fair value. The writedown totaled $36 after tax or $.29 per fully diluted share.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     Also, in the first quarter of 1994, the Company changed its method used to discount long-term tabular workers compensation liabilities, at its discontinued insurance segment, from a statutory interest rate to an appropriate market interest rate. A benefit of $42 after tax or $.33 per fully diluted share was recorded.

     During the fourth quarter of 1994, the Company changed its method of accounting to expense certain marketing and start-up costs at ITT Educational Services, now a unit of ITT Corporation, which had previously been deferred and amortized. A charge of $17 after tax or $.13 per fully diluted share was recorded.

     The Company's cash flows were not impacted by these changes in accounting principles.

3. ALCATEL N.V.

     In 1992, the Company sold its 30% equity interest in Alcatel N.V. (Alcatel) to its joint venture partner, Alcatel Alsthom, resulting in a pretax gain of $942 or $622 after tax ($4.71 per fully diluted share). The Company received cash at the closing of $1.0 billion, two notes payable in 1993 and 1994 valued at $1.4 billion and 9.1 million shares of Alcatel Alsthom stock recorded at $806. The Alcatel Alsthom stock, which was contributed to ITT Corporation prior to the Distribution, was included as of December 31, 1994, in "net assets of discontinued operations" in the accompanying balance sheet.

4. RECEIVABLES

     Receivables consist of the following:

                                                                     DECEMBER 31,
                                                                   -----------------
                                                                    1995       1994
                                                                   ------     ------
        Trade....................................................  $1,254     $1,148
        Accrued for completed work...............................      41         26
        Less -- reserves.........................................     (38)       (36)
                                                                   ------     ------
                                                                   $1,257     $1,138
                                                                   ======     ======

5. INVENTORIES

     Inventories consist of the following:

                                                                     DECEMBER 31,
                                                                   -----------------
                                                                    1995       1994
                                                                   ------     ------
        Finished goods...........................................  $  417     $  452
        Work in process..........................................     421        480
        Raw materials and supplies...............................     333        355
        Less -- reserves.........................................     (85)       (97)
              -- progress payments...............................    (178)      (200)
                                                                   ------     ------
                                                                   $  908     $  990
                                                                   ======     ======

6. OTHER CURRENT ASSETS

     At December 31, 1995, other current assets consist primarily of tax refund claims, advance payments on contracts, and other prepaid expenses. At December 31, 1994, other current assets consist mainly of prepaid expenses.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

7.  PLANT, PROPERTY, AND EQUIPMENT

     Plant, property, and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                 -------------------
                                                                  1995        1994
                                                                 -------     -------
        Land and improvements..................................  $   115     $   106
        Buildings and improvements.............................      888         788
        Machinery and equipment................................    3,425       3,224
        Construction work in progress..........................      297         262
        Other..................................................      330         249
                                                                   -----       -----
                                                                   5,055       4,629
        Less -- accumulated depreciation and amortization......   (2,820)     (2,515)
                                                                   -----       -----
                                                                 $ 2,235     $ 2,114
                                                                   =====       =====

8.  OTHER ASSETS

     At December 31, 1995, other assets consist primarily of prepaid pension and employee benefit plan costs, tax refund claims, and expected recoveries from third parties in relation to environmental and other claims. At December 31, 1994, other assets consist mainly of prepaid pension and employee benefit plan costs and tax refund claims.

9.  INCOME TAX

     Income tax data from continuing operations is as follows:

                                                             1995     1994     1993
                                                             ----     ----     -----
        Pretax income
          U.S..............................................  $(81)    $187     $ 104
          Foreign..........................................   152      162        96
                                                             ----     ----      ----
                                                             $ 71     $349     $ 200
                                                             ====     ====      ====
        Provision for income tax
          Current
             U.S. Federal..................................  $  9     $171     $ 160
             State and local...............................     8        3         8
             Foreign.......................................    38       83        32
                                                             ----     ----      ----
                                                               55      257       200
          Deferred
             U.S. Federal..................................   (28)     (98)     (122)
             Foreign and other.............................    23      (12)      (13)
                                                             ----     ----      ----
                                                               (5)    (110)     (135)
                                                             ----     ----      ----
                                                             $ 50     $147     $  65
                                                             ====     ====      ====

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of approximately $456 since these amounts are permanently reinvested.

     Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes. The December 31, 1995 and 1994 balance sheets include net U.S. Federal deferred tax assets of $218 and $161, respectively, and net foreign and other deferred tax liabilities of $121 and $90, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                                                  DECEMBER 31,
                                                 -----------------------------------------------
                                                         1995                      1994
                                                 ---------------------     ---------------------
                                                  U.S.        FOREIGN       U.S.        FOREIGN
                                                 FEDERAL     AND OTHER     FEDERAL     AND OTHER
                                                 -------     ---------     -------     ---------
    Employee benefits..........................   $ 119        $  30        $ 111        $  32
    Accelerated depreciation...................     (42)        (172)         (28)        (165)
    Reserves...................................     120           40           83           16
    Other......................................      21          (19)          (5)          27
                                                   ----         ----         ----         ----
                                                  $ 218        $(121)       $ 161        $ (90)
                                                   ====         ====         ====         ====

     A reconciliation of the tax provision at the U.S. statutory rate to the income tax expense as reported is as follows:

                                                                1995     1994     1993
                                                                ----     ----     ----
        Tax provision at U.S. statutory rate..................  $ 25     $122     $ 70
        Foreign tax rate differential.........................     2       14       (9)
        Taxes on repatriation of foreign earnings.............    19        9       13
        Tax basis differential on dispositions................    --       --      (20)
        State income taxes, net of Federal benefit............     5        1        5
        Other.................................................    (1)       1        6
                                                                 ---      ---      ---
        Income tax expense....................................  $ 50     $147     $ 65
                                                                 ===      ===      ===

10.  DEBT

     Debt consists of the following:

                                                                     DECEMBER 31,
                                                                   -----------------
                                                                    1995       1994
                                                                   ------     ------
        Commercial paper.........................................  $  295     $  323
        Bank loans and other short-term..........................     172        455
        Long-term................................................   1,140      1,300
        ESOP debt................................................      --        562
                                                                     ----       ----
                                                                    1,607      2,640
        Less -- current maturities...............................    (646)      (928)
                                                                     ----       ----
                                                                   $  961     $1,712
                                                                     ====       ====

     The fair value of the Company's commercial paper and bank loans and other short-term loans approximates carrying value. The weighted average interest rate for commercial paper was 5.76% and 5.41% at December 31, 1995 and 1994, respectively. The weighted average interest rate for bank loans and other short-term borrowings was 5.39% and 5.88% at December 31, 1995 and 1994, respectively. The estimated fair value of long-term debt at December 31, 1995 and 1994 was $1.2 billion and $1.4 billion, respectively, based on discounted cash flows using the Company's incremental borrowing rates for similar arrangements. Bank loans and other short-term debt are drawn down under lines of credit, some of which extend for a fixed term of several years. In November 1995, the Company entered into two new revolving credit agreements with terms ranging from one to five years with 61 domestic and foreign banks providing aggregate commitments of $3.0 billion. These commitments, which were unused at December 31, 1995, were made to ITT Industries and certain of its subsidiaries and are intended to assure their working capital needs and to support their commercial paper. The interest rate for

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

borrowings under these agreements is generally based on the London Interbank Offered Rate (LIBOR), plus a spread dependent on the Company's debt rating. The provisions of these agreements require the Company to maintain certain financial ratios and restrict indebtedness. Commitment fees on these revolving credit agreements range from .045% to .150% of the total commitment, based on the Company's debt ratings from the previous quarter.

     Long-term debt maturities and interest rate percentages as of December 31, 1995 were:

                                               BELOW   6.0-   7.0-   8.0-   9.0-   OVER
                                                6.0    6.99   7.99   8.99   9.99   10.0   TOTAL
                                               -----   ----   ----   ----   ----   ----   ------
1996.........................................  $ 54    $  1   $ 29   $ 80   $  1   $ 14   $  179
1997.........................................     7       1    160     --     27    112      307
1998.........................................     1      10     --     37     --     --       48
1999.........................................     1      --     --     28     --     31       60
2000.........................................     1      63     --     --     --     --       64
Thereafter...................................     1     134    287     76     54     --      552
                                               -----   ----   ----   ----   ----   ----   ------
Total -- 1995................................  $ 65    $209   $476   $221   $ 82   $157   $1,210
                                               =====   ====   ====   ====   ====   ====   ======
Total -- 1994................................  $283    $171   $275   $279   $249   $189   $1,446
                                               =====   ====   ====   ====   ====   ====   ======

     The above balances as of December 31, 1995 and 1994 include amortizable debt discounts of $70 and $146, respectively. Assets pledged to secure indebtedness (including mortgage loans) amounted to approximately $15 as of December 31, 1995.

     ESOP debt of $562 as of December 31, 1994, was included in the balance sheet due to the Company's guarantee of its repayment by the ESOP and was offset by a reduction in shareholders' equity as deferred compensation and was at fixed rates ranging between 8.4% and 8.8% and was repaid in 1995 with the proceeds from the sale of common shares held by the ESOP trustee (see "Employee Benefit Plans").

11. EARLY EXTINGUISHMENT OF DEBT

     In July 1995, the Company announced the successful completion of a tender offer for an aggregate of $4.1 billion of its debt securities, with $3.4 billion, or 82% of the aggregate principal amount, having been tendered. The tender offer was financed with the proceeds of commercial paper borrowings of approximately $3.7 billion. The tender offer resulted in the Company paying a tender premium of $307 after tax ($472 pretax) or $2.61 per fully diluted share in the third quarter of 1995 which has been recorded as an extraordinary loss on the early extinguishment of debt. In 1993, fixed rate debt was retired, resulting in an extraordinary loss of $50 after tax, or $.38 per fully diluted share.

12. CAPITAL STOCK

     ITT Industries has authority to issue an aggregate of 250,000,000 shares of capital stock, of which 200,000,000 have been designated as "Common Stock" having a par value of $1 per share and 50,000,000 have been designated as "Preferred Stock" not having any par or stated value. Of the shares of Preferred Stock, 300,000 shares have initially been designated as "Series A Participating Cumulative Preferred Stock". Such Series A Preferred Stock will be issuable pursuant to the provisions of a Rights Agreement dated as of November 1, 1995 between ITT Industries and The Bank of New York, as Rights Agent.

     In 1995, the Company repurchased 377,202 common shares for $35. During 1994, the Company repurchased 12,288,516 common shares for $1.0 billion. The excess over par value was charged to capital surplus to the extent available and then to retained earnings. In 1993, a total of 3,588,008 common shares were repurchased for $310.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     At December 31, 1994, there were 8,756,883 shares of ESOP series preferred stock outstanding with a stated value of $653. In 1995, the Company terminated the ESOP portion of the Company's Investment and Savings Plan and the trustee of the ESOP converted the preferred stock held by the trustee to 9,660,766 shares of the Company's common stock.

     At December 31, 1994, there were 545,546 Series N preferred shares outstanding with a stated value of $2. These shares were redeemed on August 29, 1995.

     As of December 31, 1995, there were 7,627,461 shares of common stock reserved in connection with incentive stock plans. In addition, shares held in treasury totaled 28,079,175.

13. FOREIGN CURRENCY

     Translation adjustments recorded in a separate component of shareholders' equity were:

                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                   1995      1994      1993
                                                                   -----     -----     -----
Balance -- Beginning of year.....................................  $(113)    $(206)    $ (92)
  Translation of foreign currency financial statements...........     31       110      (125)
  Hedges of net foreign investments..............................     (1)      (17)       11
  Distribution of ITT Corporation and ITT Hartford...............    194        --        --
                                                                   ------    ------    ------
Balance -- End of year...........................................  $ 111     $(113)    $(206)
                                                                   ======    ======    ======

14. LEASES AND RENTALS

     As of December 31, 1995, minimum rental commitments under operating leases were $91, $84, $67, $49, and $38 for 1996, 1997, 1998, 1999, and 2000,
respectively. For the remaining years, such commitments amounted to $68, aggregating total minimum lease payments of $397.

     Rental expenses for operating leases were $87, $74, and $69 for 1995, 1994, and 1993, respectively.

15. MISCELLANEOUS INCOME (EXPENSE)

     Miscellaneous income (expense) includes the following:

                                                                       1995      1994     1993
                                                                       -----     ----     ---
Provision for gain (loss) on disposition of businesses.............    $(235)    $(18)    $ 3
Other expense......................................................       (5)      (3)     --
                                                                       ------    -----    ---
                                                                       $(240)    $(21)    $ 3
                                                                       ======    =====    ===

16. EMPLOYEE BENEFIT PLANS

     PENSION PLANS -- The Company and its subsidiaries sponsor numerous pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments, and real estate.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     Total pension expense for 1995, 1994, and 1993 was:

                                                                       1995    1994    1993
                                                                       -----   -----   -----
Defined Benefit Plans
  Service cost.......................................................  $  68   $  78   $  71
  Interest cost......................................................    240     218     214
  Return on assets...................................................   (426)    (44)   (414)
  Net amortization and deferral......................................    228    (130)    234
                                                                       ------  ------  ------
  Net periodic pension cost..........................................    110     122     105
Other Pension Cost
  Defined contribution (savings) plans...............................     15      14      13
  Other..............................................................      4       4       4
                                                                       ------  ------  ------
Total Pension Expense................................................  $ 129   $ 140   $ 122
                                                                       ======  ======  ======

     U.S. pension expense included in the net periodic pension cost in the table above were $43, $60, and $49 for 1995, 1994, and 1993, respectively. Discontinued Operations accounted for $10, $18, and $20, for 1995, 1994, and 1993, respectively, of the U.S. pension expense.

     The following table sets forth the funded status of the Company's pension plans, amounts recognized in the Company's balance sheets, and the principal weighted average assumptions inherent in their determination:

                                                       DECEMBER 31, 1995        DECEMBER 31, 1994
                                                      --------------------     --------------------
                                                      DOMESTIC     FOREIGN     DOMESTIC     FOREIGN
                                                      --------     -------     --------     -------
Actuarial present value of benefit obligations:
  Vested benefit obligation.........................   $2,153       $ 829       $1,820       $ 691
                                                       ======      ======       ======      ======
  Accumulated benefit obligation....................   $2,266       $ 859       $1,909       $ 720
                                                       ======      ======       ======      ======
Projected benefit obligation........................   $2,424       $ 936       $2,064       $ 785
Plan assets at fair value...........................    2,243         193        1,902         221
                                                       ------      ------       ------      ------
Projected benefit obligation in excess of plan
  assets............................................     (181)       (743)        (162)       (564)
Unrecognized net (gain)/loss........................      321          (9)         225         (55)
Unrecognized net (asset)/obligation.................      (26)         31          (35)         32
                                                       ------      ------       ------      ------
Pension asset (liability) recognized in the balance
  sheet.............................................   $  114       $(721)      $   28       $(587)
                                                       ======      ======       ======      ======
Discount rate.......................................     7.50%       7.66%        8.50%       8.31%
Rate of return on invested assets...................     9.75%       9.22%        9.75%       8.78%
Salary increase assumption..........................     5.00%       4.23%        4.94%       4.34%

     For substantially all domestic plans, assets exceed accumulated benefits, and for substantially all foreign plans, accumulated benefits exceed the related assets.

     INVESTMENT AND SAVINGS PLAN -- The ITT Investment and Savings Plan for Salaried Employees included an Employee Stock Ownership Plan (ESOP) feature. In 1989, the Company sold to the ESOP 9,384,951 shares of a new series of cumulative preferred stock at a price of $74.5875 per share, which was financed through borrowings by the ESOP guaranteed by the Company. Shares were allocated to participants as a percent of each covered employee's salary and respective contribution.

     In connection with the Distribution, the Company terminated the ESOP portion of the ITT Investment and Savings Plan for Salaried Employees. As a result of the termination, in 1995, the trustee of the ESOP converted the preferred stock held by the trustee to Company common stock. The trustee then completed the sale of 5.3 million shares into the open market. The sales proceeds were used to repay the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

debt associated with the ESOP and the remainder was allocated pro rata to participants in the Plan. The Company changed the name of the Plan to the ITT Industries Investment and Savings Plan for Salaried Employees and will transfer the balances related to employees of ITT Corporation and ITT Hartford to plans created by those companies.

     POSTRETIREMENT HEALTH AND LIFE -- The Company and its subsidiaries provide health care and life insurance benefits for certain eligible retired employees.

     The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense was comprised of the following in 1995, 1994, and 1993:

                                                                  1995     1994     1993
                                                                  ----     ----     ----
    Service cost................................................  $  8     $  8     $  5
    Interest cost...............................................    32       29       28
    Return on assets............................................   (30)       3      (14)
    Net amortization and deferral...............................    12      (18)       1
                                                                  ----     ----     ----
      Net periodic expense......................................  $ 22     $ 22     $ 20
                                                                  ====     ====     ====

     Net periodic expense includes expenses related to Discontinued Operations of $1 for each of the three years ended December 31, 1995.

     The following table sets forth the funded status of the postretirement benefit plans other than pensions, amounts recognized in the Company's balance sheet and the principal weighted average assumptions inherent in their determination:

                                                                         DECEMBER 31,
                                                                        ---------------
                                                                        1995      1994
                                                                        -----     -----
    Accumulated postretirement benefit obligation.....................  $ 440     $ 392
    Plan assets at fair value.........................................    150       121
                                                                        -----     -----
    Accumulated postretirement benefit obligation in excess of plan
      assets..........................................................   (290)     (271)
    Unrecognized net gain.............................................     (1)      (27)
    Unrecognized past service liability...............................    (36)      (41)
                                                                        -----     -----
    Liability recognized in the balance sheet.........................  $(327)    $(339)
                                                                        =====     =====
    Discount rate.....................................................   7.50%     8.50%
    Rate of return on invested assets.................................   9.75%     9.75%
    Ultimate health care trend rate...................................   6.00%     6.00%

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 10.1% for 1995, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the accumulated postretirement benefit obligation by $47 and the annual expense by $4. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

17.  STOCK INCENTIVE PLANS

     The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods. Certain options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at nine years after the date of grant, while the remaining options become exercisable over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     The following table summarizes the activity in common shares subject to options for the three years ended December 31, 1995 (shares in thousands):

                                                                OPTION PRICE       SHARES
                                                              ----------------     ------
    January 1, 1993.........................................  $31.00 - $ 70.75      3,703
      Granted...............................................   72.63 -   93.50      1,764
      Exercised.............................................   31.00 -   66.75     (1,910)
      Canceled or expired...................................   44.38 -   55.25        (43)
                                                                                   ------
    December 31, 1993.......................................   32.38 -   93.50      3,514
      Rayonier spin-off adjustment..........................                          304
      Granted...............................................   81.13 -   91.14      2,212
      Exercised.............................................   32.38 -   84.16       (260)
      Canceled or expired...................................   44.49 -   92.00       (182)
                                                                                   ------
    December 31, 1994.......................................   29.62 -   91.14      5,588
      Granted...............................................   89.88 -  120.00      2,148
      Exercised.............................................   29.62 -  108.75     (1,478)
      Canceled or expired...................................   29.62 -  109.25     (4,087)
      ITT Corporation and ITT Hartford spin-off
         adjustment.........................................                        9,448
                                                                                   ------
    December 31, 1995.......................................  $ 7.91 - $ 22.42     11,619
                                                                                   ======

     In December 1995, in conjunction with the Distribution, those individuals who became employees of ITT Hartford and ITT Corporation were offered substitute awards in the respective stock of their new employer, and any stock awards or options held by them in respect of ITT Industries are reflected as canceled in the table above. For the remaining holders of unexercised options, including employees of ITT Industries, retirees and certain other former employees of the Company, the number of shares subject to options was increased and the option exercise price was decreased immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the Distribution.

     In March 1994, the number and exercise price of all options then outstanding were similarly adjusted to recognize the effect of the Rayonier spin-off.

     As of December 31, 1995 and 1994, options for 6,942,000 and 1,914,000 shares, respectively, were exercisable under the Company's incentive plans and at year-end 1995, 2,811,000 shares were available for future grants. Effective January 1, 1996, option shares available for future grants increased to 4,988,000 as a result of the allotment formula established in the 1994 Incentive Stock Plan. The incentive stock plans also provide for the awarding of restricted stock to employees which is subject to a restriction period and cannot be sold, exchanged, pledged, or otherwise disposed of during that period. As of December 31, 1995, there were no such shares outstanding.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

18.  DISCONTINUED OPERATIONS

     Summarized financial information for ITT Corporation and ITT Hartford is as follows (income statement data for 1995 reflects earnings through December 19, 1995, and for 1994 and 1993, reflects earnings for the full year):

ITT CORPORATION

                                                     1995       1994         1993
                                                    ------     ------ ------------------
        Income Statement Data:
          Revenues................................  $6,155     $4,760       $4,169
          Operating income........................     602        292          142
          Income before cumulative effect of
             accounting changes...................     155         74           39

                                                                      DECEMBER 31, 1994
                                                                      ------------------
        Balance Sheet Data:
          Total assets...............................................       $5,012
          Debt.......................................................          631
          Investments and advances from ITT Industries...............        3,353

ITT HARTFORD

                                                   1995        1994          1993
                                                  -------     ------- ------------------
        Income Statement Data:
          Revenues..............................  $11,727     $11,102      $ 10,338
          Operating income......................      693         852           687
          Income before cumulative effect of
             accounting changes.................      535         632           537

                                                                      DECEMBER 31, 1994
                                                                      ------------------
        Balance Sheet Data:
          Total assets...............................................      $ 76,765
          Debt.......................................................         1,498
          Equity.....................................................         3,184

     Company interest expense is allocated to Discontinued Operations based upon the amount of debt to be repaid with the proceeds from those operations or refinanced by those operations. In addition, results of Discontinued Operations include $109 of legal and advisory fees, taxes, and other costs related to the Distribution and $39 after tax of severance and other costs related to the restructuring of the Company's headquarters operations in connection with the Distribution.

     As a result of the Distribution, the Discontinued Operations will not be included in the consolidated Federal income tax return of ITT Industries after December 19, 1995. The allocation of the tax burdens and benefits, which occurred on or prior to December 19, 1995, will be determined in accordance with a tax allocation agreement between the Company, ITT Hartford, and ITT Corporation.

     In September 1994, the Company announced plans to seek offers for the purchase of its Financial business segment. Gross proceeds totaling $12.7 billion were realized in 1995 from the sale of the businesses comprising ITT Financial. Proceeds from these transactions were used primarily to repay ITT Financial debt. The Company recognized an after tax gain of $403 ($667 pretax) or $3.44 per fully diluted share in the second quarter of 1995, including a provision for the remaining asset sales and closedown costs of ITT Financial. In 1993, an after tax gain of $63 was realized on the sale of ITT Financial's domestic unsecured consumer small loan portfolio.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     Summarized financial information is as follows:

                                                          1995       1994       1993
                                                         ------     ------     ------
        Income Statement Data:
          Revenues.....................................  $  476     $1,452     $1,633
          Operating income.............................      79        163        181
          Income before cumulative effect of accounting
             changes...................................      49        113        136
          Gain on sale, net of tax.....................     403         --         63

                                                                     DECEMBER 31, 1994
                                                                     ------------------
        Balance Sheet Data:
          Total assets...............................................      $ 13,398
          Financial debt.............................................        11,640
          Equity.....................................................           664

     In January 1995, the holders of ITT Financial term debt consented to a merger of ITT Financial with the Company, which was completed on May 1, 1995.

     In December 1993, the Company announced plans to spin off ITT Rayonier, the Company's wholly-owned Forest Products subsidiary, to the Company's shareholders. On February 28, 1994, all of the shares of common stock of ITT Rayonier (approximately 29.6 million shares) were distributed to holders of Company common stock and holders of Company cumulative preferred stock, $2.25 Convertible Series N, on the basis of one share of Rayonier common stock for every four shares of Company common stock held and one share of Rayonier common stock for every 3.1595 shares of Company Series N held. Sales totaled $147, and $962 for the two months ended February 28, 1994 and the year ended December 31, 1993, respectively. Income from Rayonier operations totaled $12, and $53, respectively, for the comparable periods.

19. DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate swap agreements are in effect with major financial institutions to manage exposure from fluctuations in interest rates on the Company's variable rate debt. The Company has entered into agreements with a notional principal amount of $389 which require the Company to make fixed payments in exchange for variable payments. The weighted average pay rate on these agreements (which mature at various times through 2000) is 6.9% and the weighted average receive rate is 4.6%. The estimated fair value of these swaps was $15 at December 31, 1995 and $1 at December 31, 1994. Fair value represents the incremental benefit (cost) over the recorded amount that the Company would receive (pay) to terminate the swap agreements based on current interest rates.

     The Company enters into foreign exchange contracts with major financial institutions (currency swaps and forward exchange contracts) to hedge exchange exposure on the net investment in a foreign country or on foreign currency denominated debt. These contracts are therefore of a long-term duration or are meant to hedge a specified transaction.

     The contractual amounts of these foreign exchange contracts at December 31, 1995 and 1994 totaled $1.1 billion and $843, respectively, and mature at varying dates through 1998. Under these contracts, $505 relates to swaps in which the Company is the seller and $552 relates to exchange contracts (the Company is the seller under $31 and the buyer under $521). Approximately $401 hedges Deutsche marks against Belgian francs, while the balance principally hedges dollars against other major European currencies. There is no significant unrealized gain or loss on these contracts. The estimated fair value at December 31, 1995 and 1994 approximates the recorded amounts. The estimated fair value is the present value of the changed cash flows that would result from the agreements being replaced at the year-end market rate for the remaining term of the agreements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

20. COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are involved in various other legal actions including those related to government contracts and environmental matters. Some of these actions include claims for substantial sums. Reserves have been established where the outcome is probable and can be reasonably estimated. While the ultimate result of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
--------------------------------------------------------------------------------

                          BUSINESS SEGMENT INFORMATION
                                  IN MILLIONS

                                                         NET SALES            OPERATING INCOME
                                                  ------------------------   ------------------
                                                   1995     1994     1993    1995   1994   1993
                                                  ------   ------   ------   ----   ----   ----
Automotive(a)...................................  $5,575   $4,668   $3,457   $344   $336   $164
Defense & Electronics(a)........................   1,559    1,498    1,426     97     96     77
Fluid Technology................................   1,248    1,125    1,030    113     99     95
Dispositions and other(a).......................     502      467      708     (9)   (34)   (35)
                                                  ------   ------   ------   ----   ----   ----
     Total segments.............................   8,884    7,758    6,621    545    497    301
Other...........................................      --       --       --    (99)   (79)   (72)
                                                  ------   ------   ------   ----   ----   ----
                                                  $8,884   $7,758   $6,621   $446   $418   $229
                                                  ======   ======   ======   ====   ====   ====

                                                            GROSS PLANT
                               IDENTIFIABLE ASSETS           ADDITIONS           DEPRECIATION
                            --------------------------   ------------------   ------------------
                             1995     1994      1993     1995   1994   1993   1995   1994   1993
                            ------   -------   -------   ----   ----   ----   ----   ----   ----
Automotive(a).............  $2,902   $ 2,733   $ 1,795   $276   $272   $232   $237   $205   $146
Defense &
  Electronics(a)..........     818       783       678     69     55     43     62     58     61
Fluid Technology..........     807       728       613     47     43     34     40     38     36
Dispositions and
  other(a)................     600       677       674     59     48     27     50     42     44
                            ------   -------   -------   ----   ----   ----   ----   ----   ----
  Total segments..........   5,127     4,921     3,760    451    418    336    389    343    287
Net assets of Discontinued
  Operations..............      --     5,458     7,918     --     --     --     --     --     --
Other.....................     752       656     1,303      3     --     --      1     --     --
                            ------   -------   -------   ----   ----   ----   ----   ----   ----
                            $5,879   $11,035   $12,981   $454   $418   $336   $390   $343   $287
                            ======   =======   =======   ====   ====   ====   ====   ====   ====

---------------

(a) 1994 and 1993 were restated to reflect non-core business operations within the Automotive segment and ITT Semiconductors and Electron Technology within the Defense & Electronics business segment, that were divested in 1995 or will be closed or divested in 1996, in "Dispositions and other".

     AUTOMOTIVE: ITT Automotive is one of the largest independent suppliers of systems and components to vehicle manufacturers worldwide and also supplies related products to the aftermarket. Through operations located in Europe, North America and South America, and joint ventures and licensees in Asia, ITT Automotive designs, engineers, and manufactures a broad range of automotive systems and components under two major worldwide product groupings.

     The Brake and Chassis Systems group produces anti-lock brake systems ("ABS") and traction control systems ("TCS"), chassis systems, foundation brake components, fluid handling products, and Koni(R) shock absorbers.

     The Body and Electrical Systems group produces automotive products, such as door and window assemblies, wiper module assemblies, seat systems, air management systems, switches, and fractional horsepower DC motors.

     Sales to two customers accounted for approximately 42% and 44% of 1995 and 1994 sales, respectively. Sales to three customers accounted for approximately 46% of 1993 sales.

     DEFENSE & ELECTRONICS: ITT Defense & Electronics companies develop, manufacture, and support high technology electronic systems and components for defense and commercial markets on a worldwide basis, with operations in North America, Europe, and Asia. Defense market products include tactical communications equipment, electronic warfare systems, night vision devices, radar, space payloads, and operations and maintenance services. Commercial products include interconnect products (such as connectors, switches, and cable assemblies) and night vision devices.

     Companies in the electronics sector of this segment operate in several European countries, Japan, and North America and produce a wide variety of electronic connectors, switches, and components which are used in industrial, professional, and telecommunications equipment as well as in consumer appliances and automobiles. Approximately 65%, 66%, and 68% of 1995, 1994, and 1993 sales, respectively, were to governmental entities, of which approximately 90%, 90%, and 94%, respectively, were to the U.S. government.

     FLUID TECHNOLOGY: ITT Fluid Technology is a worldwide enterprise engaged in the design, development, production, and sale of products, systems and services used to move, handle, transfer, control, and contain fluids of all kinds. ITT Fluid Technology is a leading supplier of pumps, valves, heat exchangers, mixers, instruments, and controls for the management of fluids, with sales in more than 100 countries.

     The majority of ITT Fluid Technology sales are in North America and Western Europe. Principal markets are water and wastewater treatment, industrial and process, and construction.

     "Dispositions and other" include the operating results of units other than "Discontinued Operations," including ITT Community Development Corporation, ITT Semiconductors, other non-core businesses, and businesses which have been sold.

     "Other" in the Operating Income table primarily includes service charges from affiliated companies and other corporate charges. "Other" in the Identifiable Assets table consists primarily of corporate assets. Intercompany sales, which are priced on an arm's-length basis and eliminated in consolidation, are not material.

       GEOGRAPHICAL INFORMATION (BY COUNTRY OF ORIGIN) -- TOTAL SEGMENTS
                                  IN MILLIONS

                                                     NET SALES            OPERATING INCOME        IDENTIFIABLE ASSETS
                                              ------------------------   ------------------     ------------------------
                                               1995     1994     1993    1995   1994   1993      1995     1994     1993
                                              ------   ------   ------   ----   ----   ----     ------   ------   ------
U.S.........................................  $4,497   $4,063   $3,133   $255   $224   $130     $2,457   $2,462   $1,737
Western Europe..............................   3,832    3,205    3,033    261    223    116      2,355    2,168    1,798
Canada and Other............................     555      490      455     29     50     55        315      291      225
                                              ------   ------   ------   ----   ----   ----     ------   ------   ------
Total Segments..............................  $8,884   $7,758   $6,621   $545   $497   $301     $5,127   $4,921   $3,760
                                              ======   ======   ======   ====   ====   ====     ======   ======   ======

                      QUARTERLY RESULTS FOR 1995 AND 1994

                   IN MILLIONS, EXCEPT PER SHARE; (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                   --------------------------------------------
                                                   MAR. 31     JUNE 30     SEPT. 30     DEC. 31      YEAR
                                                   -------     -------     --------     -------     ------
1995
Net sales........................................  $2,248      $2,337       $2,048      $2,251      $8,884
Costs and expenses...............................   2,145       2,198        1,953       2,142       8,438
Income (loss) from continuing operations.........      45          46          (54)        (16 )        21
Net income (loss)................................     228         612         (174)         42         708
Earnings per share --
  Income (loss) from continuing operations
    -- Primary(a)................................  $  .34      $  .35       $ (.47)     $ (.14 )    $  .03
    -- Fully diluted.............................  $  .34      $  .35       $ (.46)     $ (.14 )    $  .09
  Net income (loss)
    -- Primary(a)................................  $ 2.05      $ 5.61       $(1.52)     $  .34      $ 6.16
    -- Fully diluted.............................  $ 1.91      $ 5.17       $(1.49)     $  .34      $ 5.93
1994
Net sales........................................  $1,691      $2,036       $1,863      $2,168      $7,758
Costs and expenses...............................   1,629       1,917        1,782       2,012       7,340
Income from continuing operations................      37          61           20          84         202
Net income.......................................     202         258          257         305       1,022
Earnings per share --
  Income from continuing operations
    -- Primary...................................  $  .24      $  .44       $  .11      $  .67      $ 1.46
    -- Fully diluted.............................  $  .25      $  .44       $  .13      $  .64      $ 1.46
  Net income
    -- Primary...................................  $ 1.63      $ 2.11       $ 2.14      $ 2.69      $ 8.57
    -- Fully diluted.............................  $ 1.54      $ 1.97       $ 2.01      $ 2.50      $ 8.02

---------------
(a) Quarterly and full year earnings per share amounts were calculated independently based on the average common equivalent shares applicable to each period. Because of the conversion of ESOP Series preferred stock to common stock in 1995, the sum of the four quarters of 1995 does not equal the calculation for the full year.

                                  EXPORT SALES
                                  IN MILLIONS

     In serving its global markets, ITT Industries generates significant export sales, which benefit local economies. Sales of products (including intercompany) manufactured in various countries for shipment to other countries consisted of the following:

          MANUFACTURING                           SALES
            LOCATION                           DESTINATION              1995     1994     1993
---------------------------------   ---------------------------------  ------   ------   ------
United States                       Canada                             $  346   $  312   $  177
                                    Western Europe                         65       45       39
                                    Other                                 123       82       66
                                                                       ------   ------   ------
                                                                          534      439      282
                                                                       ------   ------   ------
Canada                              United States                         192      172      159
                                    Other                                  10       10        5
                                                                       ------   ------   ------
                                                                          202      182      164
                                                                       ------   ------   ------
Western Europe                      United States                         121       98       63
                                    Western Europe                      1,051      838      664
                                    Other                                 248      178      142
                                                                       ------   ------   ------
                                                                        1,420    1,114      869
                                                                       ------   ------   ------
Other                                                                      24       13       11
                                                                       ------   ------   ------
                                                                       $2,180   $1,748   $1,326
                                                                       ======   ======   ======

                       VALUATION AND QUALIFYING ACCOUNTS
                                  IN MILLIONS

                                                             ADDITIONS (DEDUCTIONS)
                                       ------------------------------------------------------------------
                                                   CHARGED TO                 WRITE-OFFS/
                                        BALANCE    COSTS AND    TRANSLATION    PAYMENTS         BALANCE
                                       JANUARY 1    EXPENSES    ADJUSTMENT       OTHER        DECEMBER 31
                                       ---------   ----------   -----------   -----------     -----------
YEAR ENDED DECEMBER 31, 1995
Trade Receivables -- Allowance for
  doubtful accounts..................   $    36       $  2         $   2         $  (2)         $    38
Accumulated depreciation of plant,
  property, and equipment............     2,515        390            79          (164)(a)        2,820
YEAR ENDED DECEMBER 31, 1994
Trade Receivables -- Allowance for
  doubtful accounts..................   $    33       $  4         $   1         $  (2)         $    36
Accumulated depreciation of plant,
  property, and equipment............     2,186        343           144          (158)(a)        2,515
YEAR ENDED DECEMBER 31, 1993
Trade Receivables -- Allowance for
  doubtful accounts..................   $    40       $  6         $  (1)        $ (12)         $    33
Accumulated depreciation of plant,
  property, and equipment............     2,111        287           (95)         (117)(a)        2,186

---------------

(a) Principally retirements as well as companies sold during the year.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                         ITT INDUSTRIES, INC.

                                         By        RICHARD J.M. HAMILTON
                                         ---------------------------------------
                                                   RICHARD J.M. HAMILTON
                                            SENIOR VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

March 25, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                                       TITLE                                 DATE
-------------------------                                                                ---------------
     TRAVIS ENGEN                       Chairman, President and Chief                     March 25, 1996
-------------------------                 Executive and Director
      TRAVIS ENGEN
  (PRINCIPAL EXECUTIVE
        OFFICER)
      HEIDI KUNZ                        Senior Vice President and Chief                   March 25, 1996
--------------------------               Financial Officer
       HEIDI KUNZ
  (PRINCIPAL FINANCIAL
        OFFICER)

      SIGNATURE                TITLE               DATE                SIGNATURE                TITLE               DATE
----------------------    ----------------    ---------------    ----------------------    ----------------    ---------------
     RAND V. ARASKOG          Director        March 25, 1996       S. PARKER GILBERT           Director        March 25, 1996
----------------------                                           ----------------------
   RAND V. ARASKOG                                                 S. PARKER GILBERT
   ROBERT A. BURNETT          Director        March 25, 1996        EDWARD C. MEYER            Director        March 25, 1996
----------------------                                           ----------------------
  ROBERT A. BURNETT                                                 EDWARD C. MEYER
  CURTIS J. CRAWFORD          Director        March 25, 1996
----------------------
  CURTIS J. CRAWFORD

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
   3
          (a) ITT Industries, Inc.'s Articles of
                Incorporation........................  Incorporated by reference to Exhibit
                                                       3.1 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (b) Agreement and Plan of Merger dated
                November 1, 1995.....................  Incorporated by reference to Exhibit A to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (c) Form of Rights Agreement between ITT
                Indiana, Inc. and The Bank of New
                York, as Rights Agent................  Incorporated by reference to Exhibit 1 to ITT Industries' Form 8-A dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (d) Articles of Amendment Setting Forth the
                Designations, Voting Powers, Prefer-
                ences and Relative, Participating,
                Optional and Other Special Rights and
                Qualifications, Limitations or
                Restrictions of Series A
                Participating Cumulative Preferred
                Stock................................  Incorporated by reference to Exhibit
                                                       4.5 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (e) ITT Industries, Inc.'s By-laws.........  Incorporated by reference to Exhibit
                                                       3.2 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
   4     Instruments defining the rights of security
           holders, including indentures.............  Not required to be filed. The
                                                       Registrant hereby agrees to file with
                                                         the Commission a copy of any
                                                         instrument defining the rights of
                                                         holders of long-term debt of the
                                                         Registrant and its consolidated
                                                         subsidiaries upon request of the
                                                         Commission.
   9     Voting Trust Agreement......................  None.
  10     Material contracts
          (a) Stock Option Incentive Plan (1977).....  Incorporated by reference to ITT
                                                         Delaware's Registration Statement on
                                                         Form S-8 (Registration No. 2-77677).
          (b) ITT Industries Long-Term Performance
                Plan (as amended)....................  Incorporated by reference to ITT
                                                         Delaware's Form SE dated March 25,
                                                         1992 relating to ITT Delaware's Form
                                                         10-K for the fiscal year ended
                                                         December 31, 1991 (CIK No. 216228,
                                                         File No. 1-5627).
          (c) Incentive Bonus Plan...................  Incorporated by reference to ITT
                                                         Delaware's Form SE dated March 29,
                                                         1989 relating to ITT Delaware's Form
                                                         10-K for the fiscal year ended
                                                         December 31, 1988 (CIK No. 216228,
                                                         File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
          (d) Form of D. Travis Engen employment
                agreement............................  Incorporated by reference to Exhibit
                                                       10.16 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (e) Form of group life insurance plan for
                non-employee members of the Board of
                Directors............................  Incorporated by reference to exhibits to ITT Delaware's Form 10-K for the
                                                         fiscal year ended December 31, 1983
                                                         (CIK No. 216228, File No. 1-5627).
          (f) ITT Industries, Inc. 1986 Incentive
                Stock
                Plan.................................  Incorporated by reference to ITT
                                                         Delaware's Registration Statement on
                                                         Form S-8 (Registration No. 33-5412)
                                                         (CIK No. 216228, File No. 1-5627).
          (g) Form of indemnification agreement with
                directors............................  Incorporated by reference to ITT
                                                         Delaware's Form SE dated March 28,
                                                         1988 relating to ITT's Form 10-K for
                                                         the fiscal year ended December 31,
                                                         1987 (CIK No. 216228, File No.
                                                         1-5627).
          (h) ITT Industries, Inc. Senior Executive
                Severance Pay Plan...................  Incorporated by reference to Exhibit
                                                       10.15 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (i) 1994 ITT Industries, Inc. Incentive
                Stock Plan...........................  Incorporated by reference to Appendix A to ITT Delaware's Proxy Statement
                                                         dated March 28, 1994 (CIK No. 216228,
                                                         File No. 1-5627).
          (j) ITT Industries 1996 Restricted Stock
                Plan for Non-Employee Directors......  Incorporated by reference to Annex G to
                                                         ITT Delaware's Proxy Statement dated
                                                         August 30, 1995 (CIK No. 216228, File
                                                         No. 1-5627).
          (k) Distribution Agreement among ITT
                Corporation, ITT Destinations, Inc.
                and ITT Hartford Group, Inc..........  Incorporated by reference to Exhibit
                                                       10.1 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (l) Intellectual Property License Agreement
                between and among ITT Corporation,
                ITT Destinations, Inc. and ITT
                Hartford Group, Inc..................  Incorporated by reference to Exhibit
                                                       10.2 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (m) Tax Allocation Agreement among ITT
                Corporation, ITT Destinations, Inc.
                and ITT Hartford Group, Inc..........  Incorporated by reference to Exhibit
                                                       10.3 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
          (n) Employee Benefit Services and Liability
                Agreement among ITT Corporation, ITT
                Destinations, Inc. and ITT Hartford
                Group, Inc...........................  Incorporated by reference to Exhibit
                                                       10.7 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (o) 364-Day Competitive Advance and
                Revolving Credit Facility Agreement
                dated as of November 10, 1995........  Incorporated by reference to Exhibit
                                                       10.8 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (p) Five-year Competitive Advance and
                Revolving Credit Facility Agreement
                dated as of November 10, 1995........  Incorporated by reference to Exhibit
                                                       10.9 to ITT Industries' Form 8-B dated
                                                         December 20, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
          (q) ITT Industries, Inc. Annual
                Performance-Based Incentive Plan for
                Executive Officers...................  Incorporated by reference to pages
                                                       18-21 of ITT Delaware's Proxy Statement
                                                         dated March 28, 1994 and pages 7 and
                                                         8 of ITT Delaware's Proxy Statement
                                                         dated March 21, 1995 (CIK No. 216228,
                                                         File No. 1-5627).
  11     Statement re computation of per share
           earnings..................................  Filed herewith.
  12     Statement re computation of ratios..........  Filed herewith.
  13     Annual report to security holders, Form 10-Q
           or quarterly report to security holders...  Not required to be filed.
  16     Letter re change in certifying accountant...  None.
  18     Letter re change in accounting principles...  None.
  21     Subsidiaries of the Registrant..............  Filed herewith.
  22     Published report regarding matters submitted
           to vote of security holders...............  Not required to be filed.
  23     Consents of Arthur Andersen LLP.............  Filed herewith.
  24     Power of attorney...........................  None.
  27     Financial data schedule.....................  Filed herewith.
  99     Additional exhibits.........................  None.