Form 10-Q
period 1996-03-31
ITT INDUSTRIES INC
filed 1996-04-30
CIK 216228

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
        /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended March 31, 1996

        / /    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from __________ to __________

                          COMMISSION FILE NUMBER 1-5627

                              ITT INDUSTRIES, INC.

INCORPORATED IN THE STATE OF INDIANA                        13-5158950
                                                           (I.R.S. EMPLOYER
                                                          IDENTIFICATION NUMBER)

                   4 West Red Oak Lane, White Plains, NY 10604
                          (Principal Executive Office)

                        TELEPHONE NUMBER: (914) 641-2000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

             As of April 23, 1996, there were outstanding 117,826,867 shares of common stock ($1 par value per share) of the registrant.

================================================================================

                              ITT INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                  PAGE

       Part           FINANCIAL INFORMATION:
          I           Financial Statements:
                      Consolidated Income Statements -- Three Months Ended March 31, 1996
                          and 1995..............................................................    2
                      Consolidated Balance Sheets -- March 31, 1996 and December 31, 1995.......    3
                      Consolidated Statements of Cash Flows -- Three Months Ended
                          March 31, 1996 and 1995...............................................    4
                      Notes to Consolidated Financial Statements ...............................    5
                      Business Segments.........................................................    7
                      Management's Discussion and Analysis of Financial Condition and Results
                          of Operations:
                      Three months ended March 31, 1996 and 1995................................    7

       Part           OTHER INFORMATION:
        II            Exhibits and Reports on Form 8-K..........................................   10
                               Signature........................................................   10
                               Exhibit Index....................................................   11

                                     PART I.

                              FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

       The following unaudited consolidated financial statements, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                         (IN MILLIONS, EXCEPT PER SHARE)

                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                 1996          1995
                                                                -------      -------
Net sales .................................................     $ 2,201      $ 2,248
Cost of sales .............................................       1,908        1,942
                                                                -------      -------
Gross margin ..............................................         293          306
Selling, general, and administrative expenses .............         190          190
Other operating (income) expenses .........................          (2)          13
                                                                -------      -------
Operating income ..........................................         105          103
Interest expense ..........................................         (44)         (33)
Interest income ...........................................           9            9
Miscellaneous expense, net ................................          (1)        --
                                                                -------      -------
Income from continuing operations before income tax expense          69           79
Income tax expense ........................................         (29)         (34)
                                                                -------      -------
Income from continuing operations .........................          40           45
Discontinued operations:
  Operating income, net of tax of $83 .....................        --            183
                                                                -------      -------
Net income ................................................     $    40      $   228
                                                                =======      =======

EARNINGS PER SHARE:
Income from continuing operations
  Primary .................................................     $   .33      $   .34
  Fully diluted ...........................................     $   .33      $   .34
Discontinued operations
  Primary .................................................        --           1.71
  Fully diluted ...........................................        --           1.57
Net income
  Primary .................................................     $   .33      $  2.05
  Fully diluted ...........................................     $   .33      $  1.91
Cash dividends declared per common share ..................     $   .15      $  .495

- --------
The accompanying notes to consolidated financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                              MARCH 31,      DECEMBER 31,
                                                                1996            1995
                                                              ---------      ------------
                                                             (UNAUDITED)

ASSETS
Current Assets:
  Cash and cash equivalents ..............................     $   17           $   94
  Receivables, net .......................................      1,337            1,257
  Inventories ............................................        913              908
  Other current assets ...................................        246              243
                                                               ------           ------
     Total current assets ................................      2,513            2,502
Plant, property, and equipment, net ......................      2,172            2,235
Deferred U.S. income taxes ...............................        215              218
Goodwill, net ............................................        359              363
Other assets .............................................        543              561
                                                               ------           ------
                                                               $5,802           $5,879
                                                               ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .......................................     $  658           $  781
  Accrued expenses .......................................      1,070            1,072
  Accrued taxes ..........................................        149              162
  Notes payable and current maturities of long-term debt .        929              646
                                                               ------           ------
     Total current liabilities ...........................      2,806            2,661
Pension and postretirement costs .........................      1,094            1,101
Long-term debt ...........................................        728              961
Deferred foreign, state and local income taxes ...........        111              121
Other liabilities ........................................        413              408
                                                               ------           ------
                                                                5,152            5,252

Shareholders' Equity:
Common stock:
     Authorized 200,000,000 shares, $1 par value per share
     Outstanding 117,784,803 shares and 117,068,833 shares        118              117
  Capital surplus ........................................        408              399
  Cumulative translation adjustments .....................        102              111
  Retained earnings ......................................         22             --
                                                               ------           ------
                                                                  650              627
                                                               ------           ------
                                                               $5,802           $5,879
                                                               ======           ======

- ----------
The accompanying notes to consolidated financial statements are an integral part of the above balance sheets.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                1996        1995
                                                                -----      -----
OPERATING ACTIVITIES
Net income ................................................     $  40      $ 228
Discontinued operations ...................................      --         (183)
                                                                -----      -----
    Income from continuing operations .....................        40         45
Adjustments to income from continuing operations:
  Depreciation ............................................       103        101
Amortization ..............................................         9          9
  Change in receivables, inventories, accounts payable, and
      accrued expenses ....................................      (202)      (169)
  Change in accrued and deferred taxes ....................        44         37
  Other, net ..............................................         8        (21)
                                                                -----      -----
Cash from continuing operations ...........................         2          2
Cash used for discontinued operations .....................      (101)      (351)
                                                                -----      -----
    Cash used for operating activities ....................       (99)      (349)
                                                                -----      -----

INVESTING ACTIVITIES
Additions to plant, property, and equipment ...............       (87)       (81)
Proceeds from sale of assets ..............................        47          4
Acquisitions ..............................................      --          (15)
Other, net ................................................      --           12
                                                                -----      -----
    Cash used for investing activities ....................       (40)       (80)
                                                                -----      -----

FINANCING ACTIVITIES
Short-term debt, net ......................................       148        595
Long-term debt repaid .....................................       (93)       (37)
Repurchase of common stock ................................      --          (34)
Dividends paid ............................................      --          (66)
Other, net ................................................        10         14
                                                                -----      -----
    Cash from financing activities ........................        65        472
                                                                -----      -----


EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS ........        (3)        36
                                                                -----      -----

Increase (decrease) in cash and cash equivalents ..........       (77)        79
Cash and cash equivalents -- beginning of period ..........        94        322
                                                                -----      -----
Cash and cash equivalents -- end of period ................     $  17      $ 401
                                                                =====      =====


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
  Interest ................................................     $  40      $  30
                                                                =====      =====
  Income taxes ............................................     $  (7)     $   5
                                                                =====      =====

- ----------
The accompanying notes to consolidated financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (IN MILLIONS)

1) RECEIVABLES

    Receivables consist of the following:

                                                  MARCH 31,        DECEMBER 31,
                                                    1996              1995
                                                  ---------        ------------
           Trade ........................          $ 1,348           $ 1,254
           Accrued for completed work ...               24                41
           Less -- reserves .............              (35)              (38)
                                                   -------           -------
                                                   $ 1,337           $ 1,257
                                                   =======           =======


2) INVENTORIES

    Inventories consist of the following:

                                                 MARCH 31,      DECEMBER 31,
                                                   1996            1995
                                                 ---------      ------------
           Finished goods ....................    $ 451           $ 417
           Work in process ...................      444             421
           Raw materials and supplies ........      306             333
           Less -- reserves ..................      (83)            (85)
                    -- progress payments .....     (205)           (178)
                                                  -----           -----
                                                  $ 913           $ 908
                                                  =====           =====


3)  PLANT, PROPERTY, AND EQUIPMENT

    Plant, property, and equipment consist of the following:

                                                        MARCH 31,        DECEMBER 31,
                                                          1996               1995
                                                        ---------        ------------
           Land and improvements ..................      $   106           $   115
           Buildings and improvements .............          864               888
           Machinery and equipment ................        3,422             3,425
           Construction work in progress ..........          286               297
           Other ..................................          358               330
                                                         -------           -------
                                                           5,036             5,055
           Less -- accumulated depreciation and
               amortization .......................       (2,864)           (2,820)
                                                         -------           -------
                                                         $ 2,172           $ 2,235
                                                         =======           =======

                                  (IN MILLIONS)

4)  DISCONTINUED OPERATIONS

    The accompanying financial statements for the three months ended March 31, 1995, reflect the results of ITT Corporation, a Delaware corporation ("ITT Delaware"). Discontinued Operations include the results of ITT Delaware's interests in the insurance business segment ("ITT Hartford"), ITT Delaware's interests in the hospitality and entertainment, and information services businesses ("ITT Corporation"), and a wholly-owned Finance business segment ("ITT Financial"). ITT Hartford and ITT Corporation were distributed to ITT Delaware's shareholders on December 19, 1995 (the "Distribution") and ITT Delaware was merged into ITT Industries, Inc. (the "Company"). In 1995, ITT Delaware recorded a provision for the final asset sales and closedown costs of ITT Financial.

    Net income of the Company's Discontinued Operations was comprised of the following:

                                             THREE MONTHS ENDED
                                               MARCH 31, 1995
                                             ------------------

           ITT Corporation ..............          $  7
           ITT Hartford .................           140
           ITT Financial ................            36
                                                   ----
                                                   $183
                                                   ====

                          BUSINESS SEGMENT INFORMATION

                                  (IN MILLIONS)
                                   (UNAUDITED)

Business segment information excluding "Discontinued Operations" is as follows:

                  NET SALES                                                          OPERATING INCOME/(LOSS)
                                                                               -------------------------------------
- ----------------------------------------
              THREE MONTHS ENDED                                                       THREE MONTHS ENDED
                  MARCH 31,                                                                 MARCH 31,
- ----------------------------------------                                       -------------------------------------

           1996           1995                                                      1996                     1995
           ----           -----                                                     -----                    ----
         $  1,420        $  1,477       .............Automotive............        $    75                 $    99
              354             359       .............Defense & Electronics.             20                      18
              306             289       ............Fluid Technology.......             22                      18
              121             123       ............Dispositions & other...              3                      (8)
         --------        --------                                                  -------                 -------
            2,201           2,248       ..............Total Segments.......            120                     127
              --               --       ..Corporate expenses & other.......            (15)                    (24)
         --------         --------                                                  -------                 -------
         $  2,201        $  2,248                                                  $   105                 $   103
         ========        ========                                                  =======                 =======



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

      Net income of $40 million or $.33 per fully diluted share was below the $45 million or $.34 per fully diluted share of net income from continuing operations reported in the 1995 first quarter. The decrease in net income from continuing operations in the current quarter was attributable primarily to a 17 day strike by the United Auto Workers against General Motors ("GM"), the Company's largest single customer. The GM strike had an adverse impact on the Company's 1996 first quarter earnings of approximately $12 million or $.10 per fully diluted share. Without the GM strike, these results would have been approximately $52 million or $.43 per fully diluted share. In the 1995 first quarter, net income, including $183 million of net income from Discontinued Operations, was $228 million or $1.91 per fully diluted share (see note 4).

      Net sales for the first quarter of 1996 were below the first quarter of 1995, due mainly to the adverse impact of the GM strike of about $50 million. Operating income for the first quarter of 1996 of $105 million was slightly higher than the $103 million in the first quarter of 1995, despite the effect of the GM strike which resulted in approximately a $20 million reduction in operating income. The effect of the GM strike was offset by higher earnings at Defense & Electronics and Fluid Technology, along with significantly lower corporate expenses at ITT Industries' new headquarters. Other operating income/expenses, which include gains and losses from foreign exchange transactions and other charges, was income of $2 million in the current quarter, compared with an expense of $13 million in the 1995 first quarter. Operating margins were 4.8% in the quarter compared to 4.6% in the first quarter of 1995, a result of the factors discussed above.

       Interest expense increased to $44 million compared with $33 million in the 1995 first quarter. Interest expense in the 1996 quarter reflects actual interest expenses incurred on debt assumed by ITT Industries on, or subsequent to, the Distribution, while interest expense in the 1995 quarter reflected an allocation of total ITT Delaware's interest between the continuing and Discontinued Operations, based on debt outstanding at that time. Interest income was $9 million in both periods.

    The effective income tax rate approximated 42% in the 1996 first quarter and 43% in the 1995 first quarter. Income tax expense decreased by $5 million, to $29 million in the 1996 first quarter, due to the lower pretax earnings.

      Business Segments -- Sales and operating income for each of the Company's three major continuing business segments were as follows for the three months ended March 31, 1996, and 1995 ($ in millions):

                   SALES                                                           OPERATING INCOME
          ------------------------                                            -------------------------
                THREE MONTHS                                                         THREE MONTHS
          ------------------------                                            -------------------------
           1996               1995                                             1996                1995
          -----              -----                                            -----               -----
        $  1,420           $  1,477    .........Automotive..........        $    75              $    99


ITT Automotive's first quarter revenue was reduced approximately $50 million by the GM strike, as discussed above. Not including the effect of the GM strike, ITT Automotive's sales were only slightly below the 1995 sales level despite 12.4% lower North American and 4.5% lower European light vehicle production and original equipment manufacturers (O.E.M.) pricing pressure. Operating income was reduced approximately $20 million by the GM strike. Apart from the strike, operating income was adversely affected by lower prices and, to a lesser extent, by ongoing restructuring expenses at European operations. These impacts were principally offset by cost reduction actions, including lower headcount and the sale of assets.

                   SALES                                                           OPERATING INCOME
          ------------------------                                            -------------------------
                THREE MONTHS                                                         THREE MONTHS
          ------------------------                                            -------------------------
           1996               1995                                             1996                1995
          -----              -----                                            -----               -----
         $  354             $  359     .......Defense & Electronics.......   $   20              $   18


ITT Defense & Electronics revenue was down slightly (1.4%), from the prior year first quarter, due to lower sales volume in certain defense programs. However, operating income was 11% higher in the 1996 period due to improved margins at ITT Cannon's interconnect lines and sustained margins in defense lines.

                   SALES                                                           OPERATING INCOME
          ------------------------                                            -------------------------
                THREE MONTHS                                                         THREE MONTHS
          ------------------------                                            -------------------------
          1996                1995                                             1996                1995
          ----                ----                                            -----               -----
         $ 306               $ 289     .......Fluid Technology.............   $  22               $  18


ITT Fluid Technology's 1996 first quarter sales increased 5.9% over the comparable 1995 period due to higher sales volume in each of its three major business lines. Operating income for the first quarter of 1996 increased 22% over the 1995 first quarter. This improvement in operating margin was the result of strong performances from Bell & Gossett, Aerospace Controls, and Pure-Flo biotech products, as well as continued growth in developing markets, cost control actions, and favorable exchange rates.

Liquidity and Capital Resources

      The Company generated EBITDA (defined as operating earnings before interest, taxes, depreciation, and amortization) of $217 million in the three months ended March 31, 1996, compared with $213 million in the comparable 1995 period.

      Many of the Company's businesses require substantial investment in plant and tooling in order to produce competitively superior products. Gross plant additions totaled $87 million in the 1996 first quarter, with approximately two-thirds of that total incurred at Automotive, primarily in ABS and traction control technology. First quarter 1995 spending was $81 million, two-thirds of which was also at Automotive. Cash expenditures for plant, property, and equipment are projected to approximate last year's level of $450 million for the full year.

      Cash inflows in the first quarter of 1996 included $47 million from the sale of land and other assets, including a portion of ITT Community Development Corporation.

      The increase in working capital (receivables, inventory, payables, and accrued liabilities) required a cash outflow of approximately $200 million. This was due largely to a seasonal increase in receivables and a reduction of accounts payable at Automotive.

      External borrowings were $1,657 million at March 31, 1996, compared with $1,607 million at December 31, 1995. Cash and cash equivalents were $17 million at March 31, 1996, compared to $94 million at year-end 1995. The higher debt level at March 31, 1996, reflects funding for working capital needs, capital additions, and payments of $101 million related to Discontinued Operations, principally prior year's tax payments and expenses related to the Distribution.

      Shareholders' equity increased $23 million during the first quarter of 1996, due primarily to growth in retained earnings. On April 1, 1996, the Company paid its first quarterly dividend of $.15 per share. A second quarterly dividend of the same amount will be paid on July 1, 1996.

                                    PART II.

                                OTHER INFORMATION

                        EXHIBITS AND REPORTS ON FORM 8-K

      (a)    See the Exhibit Index for a list of exhibits filed herewith.

      (b) There were no Form 8-K Current Reports filed by the Registrant during the quarter for which this report is filed.



                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ITT INDUSTRIES, INC.

                                       (Registrant)

                                                   Richard J.M. Hamilton
                                       By _____________________________________
                                                   Richard J.M. Hamilton
                                            Senior Vice President and Controller
                                               (Principal accounting officer)

April 30,1996
(Date)

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

        (3)    Articles of Incorporation and by-laws                                                None

        (4)    Instruments defining the rights of security holders, including
               indentures                                                                           None

        (10)   Material contracts                                                                   None

        (11)   Statement re:  computation of per share earnings                                Filed Herewith

        (12)   Statements re:  computation of ratios
                     Calculation of ratio of earnings to total fixed charges                   Filed Herewith

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