Form 10-Q
period 1996-06-30
ITT INDUSTRIES INC
filed 1996-07-31
CIK 216228

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

         As of July 23, 1996, there were outstanding 118,071,518 shares of common stock ($1 par value per share) of the registrant.

                              ITT INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
Part   FINANCIAL INFORMATION:
   I   Financial Statements:
       Consolidated Income Statements -- Three Months and Six Months Ended
            June 30, 1996 and 1995............................................................2
       Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995.....................3
       Consolidated Statements of Cash Flows -- Six Months Ended
           June 30, 1996 and 1995.............................................................4
       Notes to Consolidated Financial Statements ............................................5
       Business Segment Information...........................................................7
       Management's Discussion and Analysis of Financial Condition and Results
           of Operations:
       Three Months and Six Months Ended June 30, 1996 and 1995...............................7

Part   OTHER INFORMATION:
 II    Submission of Matters to a Vote of Security Holders...................................11
       Exhibits and Reports on Form 8-K......................................................11
                Signature....................................................................12
                Exhibit Index................................................................13

                                     PART I.

                              FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and subsequent quarterly filing.


                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                         (IN MILLIONS, EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   --------------------      --------------------
                                                                    1996         1995         1996         1995
                                                                   -------      -------      -------      -------
Net sales ....................................................     $ 2,241      $ 2,337      $ 4,442      $ 4,585
Cost of sales ................................................       1,908        2,012        3,816        3,954
                                                                   -------      -------      -------      -------
Gross margin .................................................         333          325          626          631

Selling, general, and administrative expenses ................         175          193          365          383
Other operating (income) expenses ............................           6           (7)           4            6
                                                                   -------      -------      -------      -------
Operating income .............................................         152          139          257          242

Interest expense .............................................         (39)         (47)         (83)         (80)
Interest income ..............................................           1           12           10           21

Miscellaneous expense, net ...................................          --          (30)          (1)         (30)
                                                                   -------      -------      -------      -------
Income from continuing operations before income tax expense ..         114           74          183          153
Income tax expense ...........................................         (46)         (28)         (75)         (62)
                                                                   -------      -------      -------      -------
Income from continuing operations ............................          68           46          108           91
Discontinued operations:
  Operating income, net of tax of $79 and $162 ...............          --          163           --          346
  Gain on sale of Financial operations, net of tax of $264 and
$264 .........................................................          --          403           --          403
                                                                   -------      -------      -------      -------
Net income ...................................................     $    68      $   612      $   108      $   840
                                                                   =======      =======      =======      =======
EARNINGS PER SHARE:
Income from continuing operations
  Primary ....................................................     $   .56      $   .35      $   .89      $   .69
  Fully diluted ..............................................     $   .56      $   .35      $   .89      $   .69
Discontinued operations
  Primary ....................................................          --         5.26           --         6.97
  Fully diluted ..............................................          --         4.82           --         6.39
Net income
  Primary ....................................................     $   .56      $  5.61      $   .89      $  7.66
  Fully diluted ..............................................     $   .56      $  5.17      $   .89      $  7.08

Cash dividends declared per common share .....................     $   .15      $  .495      $   .30      $   .99

- ---------

The accompanying notes to consolidated financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                                       JUNE 30,        DECEMBER 31,
                                                                         1996              1995
                                                                         ----              ----
                                                                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents ........................................        $    8        $   94
  Receivables, net .................................................         1,343         1,257
  Inventories ......................................................           879           908
  Other current assets .............................................           247           243
                                                                            ------        ------
     Total current assets ..........................................         2,477         2,502

Plant, property, and equipment, net ................................         2,113         2,235
Deferred U.S. income taxes .........................................           207           218
Goodwill, net ......................................................           355           363
Other assets .......................................................           542           561
                                                                            ------        ------
                                                                            $5,694        $5,879
                                                                            ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .................................................        $  665        $  781
  Accrued expenses .................................................           941         1,072
  Accrued taxes ....................................................           144           162
  Notes payable and current maturities of long-term debt ...........         1,016           646
                                                                            ------        ------
     Total current liabilities .....................................         2,766         2,661

Pension and postretirement costs ...................................         1,079         1,101
Long-term debt .....................................................           637           961
Deferred foreign, state and local income taxes .....................           119           121
Other liabilities ..................................................           399           408
                                                                            ------        ------
                                                                             5,000         5,252

Shareholders' Equity:
Common stock:
     Authorized 200,000,000 shares, $1 par value per share
     Outstanding 118,066,518 shares and 117,068,833 shares .........           118           117
  Capital surplus ..................................................           413           399
  Cumulative translation adjustments ...............................            91           111
  Retained earnings ................................................            72            --
                                                                            ------        ------
                                                                               694           627
                                                                            ------        ------
                                                                            $5,694        $5,879
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

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   -------------------------
                                                                     1996             1995
                                                                   --------         --------
OPERATING ACTIVITIES
Net income ................................................        $    108         $    840
Discontinued operations:
   Operating income .......................................              --             (346)

   Gain on sale of Financial operations ...................              --             (403)
                                                                   --------         --------
       Income from continuing operations ..................             108               91
Adjustments to income from continuing operations:
  Depreciation ............................................             203              200
  Amortization ............................................              21               18
  Change in receivables, inventories, accounts payable, and
      accrued expenses ....................................            (276)            (134)
  Change in accrued and deferred taxes ....................              67              246
  Other, net ..............................................             (18)             (26)
                                                                   --------         --------
Cash from continuing operations ...........................             105              395
Cash used for discontinued operations .....................            (174)            (254)
                                                                   --------         --------
    Cash from (used for) operating activities .............             (69)             141
                                                                   --------         --------

INVESTING ACTIVITIES
Additions to plant, property, and equipment ...............            (172)            (165)
Proceeds from sale of assets ..............................             110           11,655
Acquisitions ..............................................              --              (15)
Other, net ................................................              --               (2)
                                                                   --------         --------
    Cash from (used for) investing activities .............             (62)          11,473
                                                                   --------         --------

FINANCING ACTIVITIES
Short-term debt, net ......................................             210              (28)
Long-term debt repaid .....................................            (159)             (18)
Repayment of Financial obligations ........................              --          (11,382)
Repurchase of common stock ................................              --              (38)
Dividends paid ............................................             (18)            (130)

Other, net ................................................              15               18
                                                                   --------         --------
    Cash from (used for) financing activities .............              48          (11,578)
                                                                   --------         --------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS ........              (3)              53
                                                                   --------         --------
Increase (decrease) in cash and cash equivalents ..........             (86)              89
Cash and cash equivalents -- beginning of period ..........              94              322
                                                                   --------         --------
Cash and cash equivalents -- end of period ................        $      8         $    411
                                                                   ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ................................................        $     94         $     47
                                                                   ========         ========
  Income taxes ............................................        $      8         $      7
                                                                   ========         ========

- ----------

The accompanying notes to consolidated financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)


1) RECEIVABLES

   Receivables consist of the following:

                                                                       JUNE 30,         DECEMBER 31,
                                                                         1996              1995
                                                                         ----              ----
                  Trade.........................................       $ 1,356            $ 1,254
                  Accrued for completed work....................            23                 41

                  Less -- reserves..............................           (36)               (38)
                                                                       -------            -------
                                                                       $ 1,343            $ 1,257
                                                                       =======            =======


2) INVENTORIES

  Inventories consist of the following:

                                                                       JUNE 30,         DECEMBER 31,
                                                                         1996              1995
                                                                         ----              ----
                  Finished goods................................       $  396             $  417
                  Work in process...............................          455                421
                  Raw materials and supplies....................          310                333
                  Less -- reserves..............................          (80)               (85)

                       -- progress payments.....................         (202)              (178)
                                                                        -----             ------
                                                                       $  879             $  908
                                                                       ======             ======

3) PLANT, PROPERTY, AND EQUIPMENT

   Plant, property, and equipment consist of the following:

                                                                       JUNE 30,         DECEMBER 31,
                                                                         1996              1995
                                                                         ----              ----
                  Land and improvements.........................       $   103           $   115
                  Buildings and improvements....................           848               888
                  Machinery and equipment.......................         3,410             3,425
                  Construction work in progress.................           298               297
                  Other.........................................           318               330
                                                                       -------           -------
                                                                         4,977             5,055
                  Less -- accumulated depreciation and
                      amortization..............................        (2,864)           (2,820)
                                                                       -------           -------
                                                                       $ 2,113           $ 2,235
                                                                       =======           =======

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)


4) DISCONTINUED OPERATIONS

     The accompanying financial statements for the three months and six months ended June 30, 1995, reflect the results of ITT Corporation, a Delaware corporation ("ITT Delaware"). Discontinued Operations include the results of ITT Delaware's interests in the insurance business segment ("ITT Hartford"), ITT Delaware's interests in the hospitality and entertainment, and information services businesses ("ITT Corporation"), and a wholly-owned Finance business segment ("ITT Financial"). ITT Hartford and ITT Corporation were distributed to ITT Delaware's shareholders on December 19, 1995 (the "Distribution") and ITT Delaware was merged into ITT Industries, Inc. (the "Company"). ITT Delaware realized gross proceeds totaling $11.7 billion through June 30, 1995 from the sale of the businesses comprising ITT Financial. Proceeds from these transactions were used primarily to repay ITT Financial debt. ITT Delaware recognized an after tax gain of $403 ($667 pretax) or $3.44 per fully diluted share in the second quarter of 1995, including a provision for the final asset sales and close down costs of ITT Financial.

     Net income of the Company's Discontinued Operations was comprised of the following:

                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                         JUNE 30,              JUNE 30,
                                                                           1995                  1995
                                                                    ------------------     -----------------
         ITT Corporation...................................               $  46                 $  53
         ITT Hartford......................................                 105                   245
         ITT Financial.....................................                  12                    48
                                                                          -----                 -----
                                                                          $ 163                 $ 346
                                                                          =====                 =====

                          BUSINESS SEGMENT INFORMATION
                                  (IN MILLIONS)
                                   (UNAUDITED)

Business segment information excluding "Discontinued Operations" is as follows:

                  NET SALES                                                             OPERATING INCOME/(LOSS)
- ----------------------------------------------                                --------------------------------------------
 THREE MONTHS ENDED         SIX MONTHS ENDED                                   THREE MONTHS ENDED         SIX MONTHS ENDED
      JUNE 30,                   JUNE 30,                                           JUNE 30,                  JUNE 30,
- ----------------------------------------------                                --------------------------------------------
 1996          1995          1996         1995                                    1996         1995         1996       1995
 ----          ----          ----         ----                                    ----         ----         ----       ----
$1,448       $1,485         $2,868      $2,962 ..........Automotive..........    $  102       $  108       $  177     $  207
   378          403            732         762 .....Defense & Electronics....        30           27           50         45
   321          316            627         605 .......Fluid Technology.......        30           29           52         47
    94          133            215         256 .....Dispositions & other.....         2           --            5         (8)
- ------       ------         ------      ------                                   ------       ------       ------     ------

 2,241        2,337          4,442       4,585 ........Total Segments........       164          164          284        291
    --           --             --          -- ..Corporate expenses & other..       (12)         (25)         (27)       (49)
- ------       ------         ------      ------                                   ------       ------       ------     ------
$2,241       $2,337         $4,442      $4,585                                   $  152       $  139       $  257     $  242
======       ======         ======      ======                                   ======       ======       ======     ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

     Net income of $68 million or $.56 per fully diluted share significantly exceeded the $46 million or $.35 per fully diluted share, of net income from continuing operations, reported in the 1995 second quarter. The increase in net income from continuing operations, in the current quarter, was attributable primarily to lower headquarters expenses and the absence of charges associated with the disposition of ITT Semiconductors and ITT Community Development Corporation recorded in the 1995 second quarter. In the 1995 second quarter, net income, including $163 million of net income from Discontinued Operations and a $403 million extraordinary gain on the sale of ITT Financial (see note 4) was $612 million or $5.17 per fully diluted share.

     Net sales, for the second quarter of 1996, were slightly below the second quarter of 1995, due mainly to slow growth in some of the major markets the Company serves and unfavorable foreign exchange translation. Operating income for the second quarter of 1996 of $152 million, after a $10 million pretax charge for restructuring at ITT Automotive, was slightly higher than the $139 million in the second quarter of 1995. The increase in operating income was attributable to slightly higher earnings at Defense & Electronics and Fluid Technology, along with significantly lower headquarters expenses, a result of reflecting expenses of ITT Industries as an independent entity in 1996 compared with an apportionment of ITT Delaware's expenses in 1995. Other operating income/expenses, which include gains and losses from foreign exchange transactions and other charges, was expense of $6 million in the current quarter, including the $10 million ITT Automotive restructuring charge, compared with income of $7 million in the 1995 second quarter. Operating margins were 6.8% in the second quarter of 1996 compared to 5.9% in the second quarter of 1995, a result of the factors discussed above.

     Net interest expense increased to $38 million compared with $35 million in the 1995 second quarter. Interest expense in the 1996 quarter reflects actual interest expenses incurred on debt assumed by ITT Industries on, or subsequent to, the Distribution, while interest expense in the 1995 quarter reflected an allocation of total ITT Delaware's interest between the continuing and Discontinued Operations, based on debt outstanding at that time. Interest income decreased from $12 million in the second quarter of 1995 to $1 million in the second quarter of 1996. This decrease is a result of maintaining lower cash balances by using available cash to reduce long-term debt.

     The effective income tax rate approximated 40% in the 1996 second quarter and 38% in the 1995 second quarter. The 1995 period benefited from the utilization of tax credits in Italy. Excluding these credits, the effective income tax rate for the second quarter of 1995 would have been 41%. Income tax expense increased by $18 million, to $46 million in the 1996 second quarter, due to the higher pretax earnings and the higher effective tax rate as discussed above.


     Business Segments -- Sales and operating income for each of the Company's three major continuing business segments were as follows for the three months ended June 30, 1996, and 1995 ($ in millions):

                 SALES                                                       OPERATING INCOME
          -------------------                                               -------------------
             THREE MONTHS                                                       THREE MONTHS
          -------------------                                               -------------------
           1996         1995                                                 1996         1995
          ------       ------                                               ------       ------
          $1,448       $1,485     ............Automotive..............      $  102       $  108

ITT Automotive's second quarter sales were slightly below the 1995 sales level, primarily due to the phase-in of the lower priced Mark 20 ABS braking system and the negative impact of foreign exchange. In the current quarter, operating income was adversely affected by a $10 million pretax restructuring charge primarily to relocate some production facilities to lower cost locations. Operating income, before the $10 million pretax restructuring charge, was $112 million in the second quarter of 1996 compared with $108 million in the second quarter of 1995. The increase in operating income, before the restructuring charge, was primarily attributable to cost reduction actions in excess of price reductions.

                 SALES                                                       OPERATING INCOME
          -------------------                                               -------------------
             THREE MONTHS                                                       THREE MONTHS
          -------------------                                               -------------------
           1996         1995                                                 1996         1995
          ------       ------                                               ------       ------
          $  378       $  403    ........Defense & Electronics.......       $   30       $   27


ITT Defense & Electronics revenue was down 6.2%, from the prior year second quarter, due to lower sales volume in certain defense programs and unfavorable foreign exchange translation in the electronics segment. However, operating income was 11% higher in the 1996 period due to operating efficiencies which enabled the defense business to see improved margins on contracts and the electronics business to record continued margin improvements.

                 SALES                                                       OPERATING INCOME
          -------------------                                               -------------------
             THREE MONTHS                                                       THREE MONTHS
          -------------------                                               -------------------
           1996         1995                                                 1996         1995
          ------       ------                                               ------       ------
          $  321       $  316     .............Fluid Technology.......      $   30       $   29


ITT Fluid Technology's 1996 second quarter sales increased slightly over the comparable 1995 period due to higher sales volume in several segments particularly in the Asia-Pacific and Eastern European markets. However, sales for 1996 were negatively impacted by the sale of ITT General Controls product line, early in the quarter, and weak market conditions in France and Germany. Operating income for the second quarter of 1996 also had a slight increase over the 1995 second quarter. This improvement in operating income was the result of strong performances from emerging markets and cost control actions.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Net income of $108 million or $.89 per fully diluted share increased 18.7% compared with the $91 million or $.69 per fully diluted share, of income from continuing operations, reported in the 1995 period. The increase was primarily caused by an after-tax provision, recorded in the second quarter of 1995, of $29 million or $.25 per fully diluted share for the expected loss on the disposal of ITT Semiconductors and a portion of ITT Community Development Corporation. Excluding this provision and its related impact on the effective tax rate, 1995 net income from continuing operations would have been $109 million or $.93 per fully diluted share. Net income, for the first six months of 1995, was $840 million or $7.08 per fully diluted share including income from Discontinued Operations of $749 million (including $403 million reflecting the gain on the sale of ITT Financial).

Net sales totaling $4.4 billion, for the first six months of 1996, were slightly below the $4.6 billion for the 1995 period. This decrease included the effects of the GM strike in the first quarter of 1996 and unfavorable foreign exchange translation, partially offset by an increase in ITT Fluid Technology's sales. Operating income for the first half of 1996 was $257 million, which included the impacts of the GM strike and of the restructuring charge at ITT Automotive in the first and second quarters of 1996, compared with $242 million reported in the 1995 period. The increase in operating income was attributable to higher earnings at Defense & Electronics and Fluid Technology, along with significantly lower headquarters expenses. The decrease in headquarters expenses is a result of reflecting expenses of ITT Industries as an independent entity in 1996 compared with an apportionment of ITT Delaware's expenses in 1995. Other operating expenses, which includes gains and losses from foreign exchange transactions and other charges, totaled $4 million in the 1996 period, compared with $6 million in the 1995 period. Operating margins rose to 5.8% in the first six months of 1996, up from 5.3% in the comparable period of 1995, a result of the factors discussed above.

Net interest expense increased to $73 million compared with $59 million in 1995. Interest expense for 1996 reflects actual interest expense incurred on debt assumed by ITT Industries on, or subsequent to, the Distribution, while interest expense in 1995 reflected an allocation of total ITT Delaware's interest between the continuing and Discontinued Operations, based on debt outstanding at that time. Interest income for the first six months of 1996 decreased to $10 million from $21 million in the first six months of 1995. This decrease is a result of maintaining lower cash balances by using available cash to reduce long-term debt.

Miscellaneous expense, for the first six months of 1995, includes the aforementioned provision for the expected loss on the disposal of ITT Semiconductors and a portion of ITT Community Development Corporation. The effective income tax rate approximated 41% in the 1996 and 1995 periods. Income tax expense increased by $13 million, to $75 million in the 1996 period, due to the higher pretax earnings.

     Business Segments -- Sales and operating income for each of the Company's three major continuing business segments were as follows for the six months ended June 30, 1996, and 1995 ($ in millions):

                 SALES                                                       OPERATING INCOME
          -------------------                                               -------------------
              SIX MONTHS                                                        SIX MONTHS
          -------------------                                               -------------------
           1996         1995                                                 1996         1995
          ------       ------                                               ------       ------
          $2,868       $2,962     ............Automotive..............      $  177       $  207


ITT Automotive's revenues, for the first six months of 1996, were lower than the 1995 six month period, due primarily to the GM strike in the first quarter of 1996 and a reduction in the second quarter of 1996 of approximately $50 million in sales related to foreign exchange translation. Operating income was reduced by the GM strike and a restructuring charge in the first half of 1996. This decrease was partially offset by cost reduction actions in excess of price reductions.

                 SALES                                                       OPERATING INCOME
          -------------------                                               -------------------
              SIX MONTHS                                                        SIX MONTHS
          -------------------                                               -------------------
           1996         1995                                                 1996         1995
          ------       ------                                               ------       ------
          $  732       $  762     ........Defense & Electronics.......      $   50       $   45


ITT Defense & Electronics revenue was down from the prior year six month period, due to lower sales volume in certain defense programs and unfavorable foreign exchange translation in the electronics segment. Despite lower sales, operating income was 11% higher due to operating efficiencies which enabled improved margins in both the defense and electronics businesses.

                 SALES                                                       OPERATING INCOME
          -------------------                                               -------------------
              SIX MONTHS                                                        SIX MONTHS
          -------------------                                               -------------------
           1996         1995                                                 1996         1995
          ------       ------                                               ------       ------
          $  627      $   605     .............Fluid Technology.......      $   52       $   47

ITT Fluid Technology's 1996 six month sales were 3.6% higher than the comparable 1995 period due to higher sales volume, despite the weak market conditions in France and Germany and the sale of ITT General Controls product line. Operating income increased 10.6% over the first half of 1995. This improvement was attributable to strong performances from several business lines, as well as continued growth in emerging markets and cost control actions.

LIQUIDITY AND CAPITAL RESOURCES

     Operating cash flow from continuing operations was $105 million in the first six months, offset by payments of $174 million related to Discontinued Operations, principally prior year's tax payments and expenses related to the Distribution. Operating cash flow, including Discontinued Operations, in the first six months of 1995 was $141 million.

     Many of the Company's businesses require substantial investment in plant and tooling in order to produce competitively superior products. Expenditures for plant additions totaled $172 million in the first six months of 1996, with approximately 70% of that total incurred at Automotive, primarily in ABS, traction control technology, and brake and wiper systems. Spending for the first six months of 1995 was $165 million, 60% of which was also at Automotive. Cash expenditures for plant, property, and equipment are projected to approximate last year's level of $450 million for the full year.

     Cash inflows in the first half of 1996 included $110 million from the sale of land and other assets, including a portion of ITT Community Development Corporation and ITT General Controls product line.

     The increase in working capital (receivables, inventory, payables, and accrued liabilities) required a cash outflow of approximately $276 million. This was due largely to a first quarter seasonal increase in receivables and a reduction of accounts payable at Automotive and Defense & Electronics.

     External borrowings were $1,653 million at June 30, 1996, compared with $1,607 million at December 31, 1995. Cash and cash equivalents were $8 million at June 30, 1996, compared to $94 million at year end 1995. The higher debt level at June 30, 1996, reflects the cash flows discussed above.

     Shareholders' equity increased $67 million during the first half of 1996, due primarily to growth in retained earnings. The Company paid dividends of $.15 per share for the first and second quarter of 1996 on April 1, 1996 and July 1, 1996, respectively. A third quarter dividend of the same amount will be paid on October 1, 1996.

                                    PART II.

                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT Industries' annual meeting of shareholders held on May 21, 1996, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors, with relevant voting information for each person:

                                                                                   Votes Cast
                                                                  ---------------------------------------------      Broker
                                                                          For                     Withheld          Nonvotes
                                                                  --------------------        -----------------    ----------
Rand V. Araskog.................................................    102,086,778                     965,128             0
Robert A. Burnett...............................................    102,480,985                     570,921             0
Curtis J. Crawford..............................................    102,566,248                     485,658             0
Michel David-Weill..............................................     91,067,954                  11,983,952             0
D. Travis Engen.................................................    102,558,082                     493,824             0
S. Parker Gilbert...............................................    102,614,916                     436,990             0
Edward C. Meyer.................................................    102,597,405                     454,501             0

In addition to the election of directors, the following matters were acted upon:

     (a) The reappointment of Arthur Andersen LLP as independent auditors for 1996 was ratified by a vote of 101,815,322 shares in favor, 957,375 shares against, 279,209 shares abstained, and 0 broker nonvotes.

     (b) A shareholder proposal calling for ITT Industries to list in the proxy statement the executive officers earning more than $100,000 annually was not approved by a vote of 80,445,484 shares against, 7,487,090 shares in favor, 5,199,466 shares abstained, and 9,919,866 broker nonvotes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) ITT Industries did not file any Form 8-K Current Reports during the quarter for which this Report is filed.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ITT INDUSTRIES, INC.
                                       (Registrant)




                                       By         Richard J.M. Hamilton
                                          -------------------------------------
                                                  Richard J.M. Hamilton
                                           Senior Vice President and Controller
                                              (Principal accounting officer)

July 31, 1996
(Date)

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