Form 10-Q
period 1996-09-30
ITT INDUSTRIES INC
filed 1996-10-28
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended September 30, 1996

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


   As of October 23, 1996, there were outstanding 118,160,196 shares of common stock ($1 par value per share) of the registrant.

                              ITT INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                     Page
   Part    FINANCIAL INFORMATION:
      I    Financial Statements:
           Consolidated Income Statements  Three Months
             and Nine Months Ended September 30, 1996 and 1995        2
           Consolidated Balance Sheets
             September 30, 1996 and December 31, 1995                 3
           Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1996
             and 1995                                                 4
           Notes to Consolidated Financial Statements                 5
           Business Segment Information                               7
           Management's Discussion and Analysis of Financial
             Condition and Results of Operations:
           Three Months and Nine Months Ended September 30,
             1996 and 1995                                            7

   Part    OTHER INFORMATION:
   II      Exhibits and Reports on Form 8-K                          11
                Signature                                            11
                Exhibit Index                                        12


                                     PART I.

                              FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

   The following unaudited consolidated financial statements, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and subsequent quarterly filings.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                         (In millions, except per share)
                                   (unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                     1996      1995        1996      1995

Net sales                           $ 2,045   $ 2,048   $ 6,487    $ 6,633
Cost of sales                         1,755     1,776     5,571      5,730
Gross margin                            290       272       916        903

Selling, general, and administrative
   expenses                             179       185       544        568
Other operating (income) expenses         1        (8)        5         (2)
Operating income                        110        95       367        337
Interest expense                        (40)      (44)     (123)      (124)
Interest income                           5        11        15         32
Miscellaneous expense, net               (4)     (133)       (5)      (163)
Income (loss) from continuing
   operations before income taxes        71       (71)      254         82
Income tax (expense) benefit            (28)       17      (103)       (45)
Income (loss) from continuing
   operations                            43       (54)      151         37
Discontinued operations:
  Operating income, net of tax
   of $46 and $208                        -       187         -        533
  Gain on sale of Financial
   operations, net of tax of $264         -         -         -        403
Extraordinary item, net of tax
   benefit of $165 and $165               -      (307)        -       (307)
Net income (loss)                    $   43   $  (174)   $  151     $  666

Earnings (Loss) Per Share:
Income (loss) from continuing
  operations
  Primary                            $  .36   $  (.47)   $ 1.26     $  .18
  Fully diluted                      $  .36   $  (.46)   $ 1.26     $  .23
Discontinued operations
  Primary                                 -      1.62         -       8.48
  Fully diluted                           -      1.58         -       7.97
Extraordinary item
  Primary                                 -     (2.67)        -      (2.78)
  Fully diluted                           -     (2.61)        -      (2.61)
Net income (loss)
  Primary                            $  .36   $ (1.52)   $ 1.26     $ 5.88
  Fully diluted                      $  .36   $ (1.49)   $ 1.26     $ 5.59

Cash dividends declared per
  common share                       $  .15   $     -    $  .45     $  .99
__________
The accompanying notes to consolidated financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In millions, except for shares and per share)

                                  September 30,  December 31,
                                      1996           1995
                                   (unaudited)
Assets
Current Assets:
  Cash and cash equivalents         $  103         $    94
  Receivables, net                   1,411           1,257
  Inventories                          862             908
  Other current assets                 232             243
     Total current assets            2,608           2,502

Plant, property, and
  equipment, net                     2,095           2,235
Deferred U.S. income
  taxes                                201             218
Goodwill, net                          352             363
Other assets                           496             561
                                   $ 5,752         $ 5,879

Liabilities and
Shareholders' Equity
Current Liabilities:
  Accounts payable                 $   629         $   781
  Accrued expenses                     919           1,072
  Accrued taxes                        125             162
  Notes payable and current
    maturities of long-term
    debt                             1,152             646
     Total current
      liabilities                    2,825           2,661

Pension and postretirement
  costs                              1,059           1,101
Long-term debt                         628             961
Deferred foreign, state and
  local income taxes                   121             121
Other liabilities                      398             408
                                     5,031           5,252

Shareholders' Equity:
  Common stock:
     Authorized 200,000,000
     shares, $1 par value
     per share Outstanding
     118,113,324 shares and
     117,068,833 shares                118             117
  Capital surplus                      413             399
  Cumulative translation
    adjustments                         92             111
  Retained earnings                     98               -
                                       721             627
                                   $ 5,752         $ 5,879

__________
The accompanying notes to consolidated financial statements are an integral part of the above balance sheets.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (unaudited)

                                                Nine Months Ended
                                                 September 30,
                                               1996         1995
Operating Activities
Net income                                     $  151   $   666
Discontinued operations:
   Operating income                                 -      (533)
   Gain on sale of Financial
   operations                                       -      (403)
Extraordinary item                                  -       307
       Income from continuing
       operations                                 151        37
Adjustments to income from
   continuing operations:
  Depreciation                                    301       296
  Amortization                                     25        26
  Reserves for divestments
  -pretax                                           -       172
  Change in receivables,
  inventories,accounts payable,
  and accrued expenses                           (395)     (173)
  Change in accrued and
  deferred taxes                                   65       (68)
  Other, net                                       (8)      (74)
Cash from continuing operations                   139       216
Cash used for discontinued
  operations                                     (142)     (519)
    Cash used for operating
    activities                                     (3)     (303)

Investing Activities
Additions to plant, property,
  and equipment                                  (265)     (276)
Proceeds from sale of assets                      124    12,474
Acquisitions                                        -       (15)
Other, net                                          -        (4)
    Cash from (used for)
    investing activities                         (141)   12,179

Financing Activities
Short-term debt, net                              342     (182)
Long-term debt repaid                            (161)     (25)
Repayment of Financial
  obligations                                       -  (11,640)
Repurchase of common stock                          -      (38)
Dividends paid                                    (36)    (193)
Other, net                                         16       40
    Cash from (used for)
    financing activities                          161  (12,038)

Exchange Rate Effects on
  Cash and Cash Equivalents                        (8)      23

Increase (decrease) in cash
  and cash equivalents                              9     (139)
Cash and cash equivalents
  beginning of period                              94      322
Cash and cash equivalents
  end of period                                $  103  $   183

Supplemental Disclosures of
  Cash Flow Information:
Cash paid during the period
  for:
  Interest                                     $  105  $    92
  Income taxes                                 $   31  $   121

__________
The accompanying notes to consolidated financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (In millions, except per share, unless otherwise stated)

 1) Receivables

   Receivables consist of the following:


                                September 30,  December 31,
                                     1996          1995
Trade                            $   1,422     $   1,254
Accrued for completed work              25            41
Less  reserves                         (36)          (38)
                                 $   1,411     $   1,257

 2) Inventories

   Inventories consist of the following:


                               September 30,  December 31,
                                     1996         1995
Finished goods                 $       391    $       417
Work in process                        461            421
Raw materials and supplies             308            333
Less  reserves                         (79)           (85)
      progress payments               (219)          (178)
                               $       862    $       908

 3) Plant, Property, and Equipment

   Plant, property, and equipment consist of the following:



                               September 30,  December 31,
                                    1996          1995
Land and improvements           $     100    $     115
Buildings and improvements            845          888
Machinery and equipment             3,430        3,425
Construction work in progress         312          297
Other                                 310          330
                                    4,997        5,055
Less  accumulated
   depreciation and
   amortization                    (2,902)      (2,820)
                                 $  2,095    $   2,235


            (In millions, except per share, unless otherwise stated)

  [CAPTION]
  4)Discontinued Operations

    The accompanying financial statements for the three months and nine months ended September 30, 1995, reflect the results of ITT Corporation, a Delaware corporation ("ITT Delaware"). Discontinued Operations include the results of ITT Delaware's interests in the insurance business segment ("ITT Hartford"), ITT Delaware's interests in the hospitality and entertainment, and information services businesses ("ITT Corporation"), and a wholly-owned Finance business segment ("ITT Financial"). ITT Hartford and ITT Corporation were distributed to ITT Delaware's shareholders on December 19, 1995 (the "Distribution") and ITT Delaware was merged into ITT Industries, Inc. (the "Company"). ITT Delaware realized gross proceeds totaling $12.4 billion through September 30, 1995 from the sale of the businesses comprising ITT Financial. Proceeds from these transactions were used primarily to repay ITT Financial debt. ITT Delaware recognized an after tax gain of $403 ($667 pretax) or $3.44 per fully diluted share in the second quarter of 1995, including a provision for the final asset sales and close down costs of ITT Financial. Included in Other in the three months ended September 30, 1995 was $36 million after-tax of severance and other costs related to the rationalization of headquarters operations in connection with the Distribution.

     Net income (loss) of the Company's Discontinued Operations, excluding the gain of $403 on the sale of ITT Financial, was comprised of the following:

                                  Three Months Ended   Nine Months Ended
                                  September 30, 1995   September 30, 1995
  ITT Corporation                       $    50            $   103
  ITT Hartford                              173                418
  ITT Financial and Other                   (36)                12
                                        $   187            $   533

 [CAPTION]

   5)   Early Extinguishment of Debt

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

                          BUSINESS SEGMENT INFORMATION
                                  (In millions)
                                   (unaudited)

Business segment information excluding "Discontinued Operations" is as follows:

        Net Sales                                Operating Income/(Loss)
Three months    Nine months                   Three months    Nine months
    ended         ended                          ended          ended
 September 30,  September 30,                 September 30,  September 30,
  1996  1995    1996  1995                   1996  1995       1996   1995
$1,269 $1,231 $4,137 $4,193  Automotive       $ 74  $  72      $ 251  $ 279

                             Defense &
   375    395  1,107  1,157  Electronics        25     23         75     68

   327    305    954    910  Fluid Technology   26     28         78     75

                             Dispositions
    74    117    289    373  & other            (1)    (3)         4    (11)

 2,045  2,048  6,487  6,633  Total Segments    124    120        408    411

                             Corporate expenses
     -      -      -      -  & other           (14)   (25)       (41)   (74)

$2,045 $2,048 $6,487 $6,633                  $ 110  $  95     $  367 $  337


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  Three months ended September 30, 1996 compared with three months ended September 30, 1995

  The Company reported net income of $43 million or $.36 per fully diluted share compared to a net loss from continuing operations of $54 million or $.46 per fully diluted share, reported in the 1995 third quarter. The 1995 third quarter results include an after-tax charge of $86 million associated with the disposition of non-strategic assets. Excluding these charges, the 1995 third quarter earnings would have been $32 million or $.27 per share. The increase in net income from continuing operations, in the current quarter, was attributable primarily to lower headquarters expenses and the absence of charges related to ITT Semiconductors and ITT Community Development Corporation recorded in the prior year. In the 1995 third quarter, a net loss of $174 million or $1.49 per fully diluted share was reported, including $187 million of net income from Discontinued Operations and a $307 million extraordinary loss on the early retirement of debt.

  Net sales, excluding Dispositions & Other, for the third quarter of 1996, exceeded the third quarter of 1995, due to increases in sales at Automotive and Fluid Technology offset by a slight decline in sales at Defense and Electronics. Operating income for the third quarter of 1996 of $110 million was slightly higher than the $95 million in the third quarter of 1995. The increase in operating income was attributable to slightly higher earnings at Automotive and Defense & Electronics along with significantly lower headquarters expenses. The decrease in headquarters expenses reflects the lower expenses of ITT Industries as an independent entity in 1996 compared to its apportioned share of headquarters expenses off ITT Delaware in 1995. Other operating income/expenses, which include gains and losses from foreign exchange translations and other charges, was expense of $1 million in the current quarter compared with income of $8 million in the 1995 third quarter. Operating margins were 5.4% in the third quarter of 1996 compared to 4.6% in the third quarter of 1995, a result of the factors discussed above.

  Net interest expense was $35 million for the third quarter of 1996 and $33 million in 1995. Interest expense in the 1996 quarter reflects actual interest expenses incurred on debt assumed by ITT Industries on, or subsequent to, the Distribution, while interest expense in the 1995 quarter reflected an allocation of total ITT Delaware's interest between the continuing operations and Discontinued Operations, based on debt outstanding at that time. Interest income decreased from $11 million in the third quarter of 1995 to $5 million in the third quarter of 1996. This decrease is a result of maintaining lower cash balances by using available cash to reduce debt.

    The effective income tax rate, excluding the charges in 1995 for disposition of non-strategic assets and the related tax, approximated 39% in the 1996 third quarter and 48% in the 1995 third quarter. The 1995 period was impacted by certain domestic losses for which no tax benefit was realized. Income tax expense, excluding $46 million of tax benefit on charges related to the disposition of non-strategic assets, decreased by $1 million, to $28 million in the 1996 third quarter, due to the lower effective tax rate as discussed above offset by higher pretax earnings.

 Business Segments--Sales and operating income for each of the Company's three major continuing business segments were as follows for the three months ended September 30, 1996, and 1995 ($ in millions):

             Sales                      Operating Income
          Three months                    Three months
        1996       1995                 1996        1995
      $1,269     $1,231   Automotive   $  74        $ 72


ITT Automotive's third quarter sales were higher than the 1995 sales level, primarily due to increased market penetration and vehicle production volumes, partially offset by the strength of the U.S. dollar, production mix and lower selling prices. The $2 million increase in operating income was primarily attributable to cost reduction actions in excess of price reductions.

              Sales                   Operating Income
           Three months                 Three months
        1996        1995                1996        1995
      $  375      $  395   Defense &   $  25        $  23
                           Electronics

ITT Defense & Electronics revenue was down 5.0%, from the prior year third quarter, due to the timing of shipments at the defense segment and unfavorable foreign exchange translation in the electronics segment. However, operating income was 4.6% higher in the 1996 period due to operating improvements at the interconnect business.

              Sales                   Operating Income
           Three months                 Three months
        1996        1995                1996        1995
      $  327      $  305   Fluid       $  26        $ 28
                           Technology

ITT Fluid Technology's 1996 third quarter sales increased over the comparable 1995 period as a result of growth in emerging markets and strong order input from the industrial, commercial, and aerospace sectors. Operating income for the third quarter of 1996 had a slight decrease from the 1995 third quarter. This decrease in operating income was due primarily to unfavorable foreign exchange and the absence of income from a unit divested earlier this year.

Nine months ended September 30, 1996 compared with nine months ended September 30, 1995

Net income of $151 million or $1.26 per fully diluted share exceeded the $37 million or $.23 per fully diluted share, of income from continuing operations, reported in the 1995 period. The increase was caused by an after-tax provision, recorded in the nine months of 1995, of $115 million or $1.06 per fully diluted share for the expected loss on the disposal of ITT Semiconductors, a portion of ITT Community Development Corporation, and certain other non-strategic assets. Excluding this provision and its related impact on the effective tax rate, 1995 net income from continuing operations would have been $152 million or $1.29 per fully diluted share. Net income, for the first nine months of 1995, was $666 million or $5.59 per fully diluted share including income from Discontinued Operations of $936 million (including $403 million reflecting the gain on the sale of ITT Financial) and a $307 million extraordinary loss for the early retirement of debt.

Net sales totaling $6.5 billion, for the first nine months of 1996, were slightly below the $6.6 billion for the 1995 period. This decrease is attributable to price reductions at Automotive and unfavorable foreign exchange translation and the timing of shipments at Defense & Electronics, partially offset by an increase in ITT Fluid Technology's sales. Operating income for the first nine months of 1996 was $367 million, which included the impacts of the GM strike and the restructuring charge at ITT Automotive in the first and second quarters of 1996, compared with $337 million reported in the 1995 period. The increase in operating income was attributable to higher earnings at Defense & Electronics and Fluid Technology, along with significantly lower headquarters expenses. The decrease in headquarters expenses reflects the lower expenses of ITT Industries as an independent entity in 1996 compared to its apportioned share of headquarters expenses of ITT Delaware in 1995. Other operating income/expenses, which includes gains and losses from foreign exchange translations and other charges, was expense of $5 million in the 1996 period, compared with income of $2 million in the 1995 period. Operating margins rose to 5.7% in the first nine months of 1996, up from 5.1% in the comparable period of 1995, a result of the factors discussed above.

Net interest expense increased to $108 million compared with $92 million in 1995. Interest expense for 1996 reflects actual interest expense incurred on debt assumed by ITT Industries on, or subsequent to, the Distribution, while interest expense in 1995 reflected an allocation of ITT Delaware's total interest expense between the continuing operations and Discontinued Operations, based on debt outstanding in 1995. Interest income for the first nine months of 1996 decreased to $15 million from $32 million in the first nine months of 1995, as a result of maintaining lower cash balances by using available cash to reduce debt.

Miscellaneous expense, for the first nine months of 1995, includes the aforementioned provision for the expected loss on the disposal of ITT Semiconductors, a portion of ITT Community Development Corporation and certain other non-strategic assets. The effective income tax rate, excluding the charges in 1995 for disposition of non-strategic assets and the related tax, approximated 40% in 1996 and 38% in 1995. Income tax expense, excluding $48 million of tax benefit on charges related to the disposition of non-strategic assets, increased by $10 million, to $103 million in the 1996 period, due to the higher pretax earnings and higher effective tax rate.

 Business Segments -- Sales and operating income for each of the Company's three major continuing business segments were as follows for the nine months ended September 30, 1996, and 1995 ($ in millions):

                Sales                    Operating Income
           Nine months                    Nine months
          1996       1995                  1996    1995
       $ 4,137    $ 4,193  Automotive    $  251  $  279

ITT Automotive's revenues, for the first nine months of 1996, were lower than the 1995 nine month period, due primarily to price reductions and unfavorable foreign exchange translation partially offset by increased market penetration and vehicle production volumes. Operating income was reduced in the first nine months of 1996 by the GM strike and a restructuring charge in the first half of 1996. This decrease was partially offset by net cost reduction actions in excess of price reductions.

              Sales                    Operating Income
           Nine months                    Nine months
          1996       1995                  1996    1995
       $ 1,107    $ 1,157  Defense &      $  75   $  68
                           Electronics

ITT Defense & Electronics revenue was down from the prior year nine month period, due to the timing of shipments at the defense segment and unfavorable foreign exchange translation in the electronics segment. Despite lower sales, operating income was 9.8% higher due to operating efficiencies which enabled improved margins in both the defense and electronics businesses.
[CAPTION]

              Sales                    Operating Income
           Nine months                    Nine months
          1996       1995                  1996    1995
       $   954    $   910  Fluid          $  78   $  75
                           Technology

ITT Fluid Technology's 1996 nine month sales were 4.8% higher than the comparable 1995 period due to higher sales volume, despite weak market conditions in France and Germany and the sale of ITT General Controls product line. Operating income increased slightly over the first nine months of 1995. This improvement was attributable to strong performances from several business lines, as well as continued growth in emerging markets and cost control actions, partially offset by the loss of operating income due to the sale of ITT General Controls product line.
[CAPTION]
Liquidity and Capital Resources

  Operating cash flow from continuing operations was $139 million in the first nine months, offset by payments of $142 million related to Discontinued Operations, principally prior year's tax payments and expenses related to the Distribution. Operating cash flow, including Discontinued Operations, in the first nine months of 1995 was an outflow of $303 million.

     Many of the Company's businesses require substantial investment in plant and tooling in order to produce competitively superior products. Expenditures for plant additions totaled $265 million in the first nine months of 1996, with approximately 69% of that total incurred at Automotive, primarily in ABS, electric motors, and brake and wiper systems. Spending for the first nine months of 1995 was $276 million, 61% of which was also at Automotive. Cash expenditures for plant, property, and equipment are projected to approximate last year's level of $450 million for the full year.

  Cash inflows in the first nine months of 1996 included $124 million from the sale of land and other assets, including a portion of ITT Community Development Corporation and ITT General Controls product line.

  The increase in working capital (receivables, inventory, payables, and accrued liabilities) required a cash outflow of approximately $395 million. This was due largely to an increase in receivables due to seasonality and the timing of a payment to Automotive from a major customer and a reduction of accounts payable at Automotive and Defense & Electronics.

  External borrowings were $1,780 million at September 30, 1996, compared with $1,607 million at December 31, 1995. Cash and cash equivalents were $103 million at September 30, 1996, compared to $94 million at year end 1995. The higher debt level at September 30, 1996, reflects the cash flows discussed above.

  Shareholders' equity increased $94 million during the first nine months of 1996, due primarily to growth in retained earnings. The Company paid dividends of $.15 per share for each of the first three quarters of 1996. A fourth quarter dividend of the same amount will be paid on January 1, 1997.

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


                            ITT INDUSTRIES, INC.
                            (Registrant)



                            By   /s/               Heidi Kunz
                                                   Heidi Kunz

                                            Senior Vice President and
                                             Chief Financial Officer
                                          (Principal financial officer)

October 25, 1996
(Date)

                                  EXHIBIT INDEX

Exhibit
No.             Description                  Location
(2) Plan of acquisition, reorganization,
    arrangement, liquidation or succession     None

(3) Articles of Incorporation and by-laws      None

(4) Instruments defining the rights of
    security holders,including indentures      None

(10) Material contracts                        None

(11) Statement re:  computation of per
     share earnings                       Filed Herewith

(12) Statements re:computation of ratios
       Calculation of ratio of earnings
       to total fixed charges             Filed Herewith
(15) Letter re:  unaudited interim
     financial information                     None

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

(22) Published report regarding matters
     submitted to vote of security
     holders                                   None

(23) Consents of experts and counsel           None

(24) Power of attorney                         None

(27) Financial Data Schedule              Filed Herewith

(99) Additional Exhibits                       None

                                                               EXHIBIT 11

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CALCULATION OF EARNINGS (LOSS) PER SHARE

                         (In millions, except per share)

                                           Three Months      Nine Months
                                              Ended             Ended
                                           September 30,    September 30,
                                           1996     1995    1996    1995
PRIMARY BASIS
    Net income (loss)                    $  43   $ (174)    $ 151    $ 666
    ESOP preferred dividends
       net of tax                            -        -         -      (17)
    Net income (loss) applicable
       to primary earnings per share     $  43   $ (174)    $ 151    $ 649
    Average common shares outstanding      118      113       118      109
    Common shares issuable in respect
       to common stock equivalents           2        2         2        1
    Average common equivalent shares       120      115       120      110

Earnings (Loss) Per Share
    Continuing operations                $ .36   $( .47)    $1.26    $ .18
    Discontinued operations                  -     1.62         -     8.48
    Extraordinary item                       -    (2.67)        -    (2.78)
    Net income (loss)                    $ .36   $(1.52)    $1.26    $5.88

FULLY DILUTED BASIS
    Net income (loss) applicable to
       primary earnings per share        $  43   $ (174)    $ 151    $ 649
    ESOP preferred dividends
       net of tax                            -        -         -       17
    If converted ESOP expense
       adjustment net of tax benefit         -        -         -      (10)
    Net income (loss) applicable to
       fully diluted earnings per share  $  43   $ (174)    $ 151    $ 656

    Average common equivalent shares       120      115       120      110
    Additional common shares issuable
       assuming full dilution                -        3         -        8
    Average common equivalent shares
       assuming full dilution              120      118       120      118

Earnings (Loss) Per Share
    Continuing operations                $ .36   $ (.46)    $1.26    $ .23
    Discontinued operations                  -     1.58         -     7.97
    Extraordinary item                       -    (2.61)        -    (2.61)
    Net income (loss)                    $ .36   $(1.49)    $1.26    $5.59

   In 1995, the Series N convertible preferred stock was considered a common stock equivalent. With respect to options, it is assumed that the proceeds to be received upon exercise are used to acquire common stock of the Company. The calculation impact of dilutive securities is determined quarterly based on the forecast of annual earnings.

                                                                  EXHIBIT 12

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

            CALCULATION OF RATIOS OF EARNINGS TO TOTAL FIXED CHARGES
             AND CALCULATION OF EARNINGS TO TOTAL FIXED CHARGES AND
                         PREFERRED DIVIDEND REQUIREMENTS
                              (Dollars in millions)

                         Nine Months Ended
                         September 30,          Years Ended December 31,

                         1996    1995        1995  1994  1993   1992  1991
Earnings:
Income from continuing
operations              $151     $ 37       $ 21   $202 $ 135    $655  $231
Add(deduct):
 Adjustment for
 distributions in
 excess of (less
 than)undistributed
 equity earnings
 and losses a)             2        1         1       -    (2)    (31) (146)
   Income taxes          103       45        50     147    65     311    84
   Amortization of
   interest capitalized    -        -         2       1     4       3     2
                         256       83        74     350   202     938   171

Fixed Charges:
   Interest and other
   financial charges     123      124       175     114   153     180   125
   Interest factor
   attributable
   to rentals  b)         22       17        29      22    24      25    25

                         145      141       204     136   177     205   150

Earnings, as adjusted,
from continuing
operations              $401     $224      $278    $486  $379  $1,143  $321


Fixed Charges:
   Fixed charges above  $145     $141      $204    $136  $177  $  205  $150
   Interest capitalized    1        2         3       7     8      12    11
      Total fixed
      charges            146      143       207     143   185     217   161
Dividends on preferred
stock (pre-income tax
basis)  c)                 -       24        24      48    50      63    78
      Total fixed
      charges and
      preferred
      dividend
      requirements      $146     $167      $231    $191  $235    $280  $239

Ratios:
   Earnings, as
   adjusted, from
   continuing
   operations
   to total
   fixed charges         2.75    1.57      1.34    3.40  2.05    5.27  1.99

   Earnings, as
   adjusted, from
   continuing
   operations
   to total
   fixed charges and
   preferred
   dividend
   requirements          2.75    1.34      1.20    2.54  1.61   4.08   1.34

_________
    Notes:
    a) The adjustment for distributions in excess of (less than) undistributed equity earnings and losses represents the adjustment to income for distributions in excess of (less than) undistributed earnings and losses of companies in which at least 20% but less than 50% equity is owned.

    b) The interest factor attributable to rentals was computed by calculating the estimated present value of all long-term rental commitments and applying the approximate weighted average interest rate inherent in the lease obligations and adding thereto the interest element assumed in short-term cancelable and contingent rentals excluded from the commitment data but included in rental expense.

    c) The dividends on preferred stock have been determined by adding to the total preferred dividends an allowance for income taxes, calculated on the effective income tax rate.