Form 10-K405
period 1996-12-31
ITT INDUSTRIES INC
filed 1997-03-26
CIK 216228

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X..  No....


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on January 31, 1997, was approximately $2.9 billion.

     As of February 28, 1997, there were outstanding 118,436,579 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 15, 1997, is incorporated by reference in
Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

         ITEM                                                                            PAGE
PART        1    Business of ITT Industries...........................................     1
  I         2    Properties...........................................................    10
            3    Legal Proceedings....................................................    10
            4    Submission of Matters to a Vote of Security Holders..................    11
            *    Executive Officers of ITT Industries.................................    11
PART        5    Market for Common Stock and Related Stockholder Matters..............    12
 II         6    Selected Financial Data..............................................    13
            7    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................    14
            8    Financial Statements and Supplementary Data..........................    19
            9    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure...............................................    19
PART       10    Directors and Executive Officers of ITT Industries...................    19
 III       11    Executive Compensation...............................................    19
           12    Security Ownership of Certain Beneficial Owners and Management.......    19
           13    Certain Relationships and Related Transactions.......................    19
PART       14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    19
 IV
          Signatures..................................................................   II-1
          Exhibit Index...............................................................   II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I
ITEM 1.                    BUSINESS OF ITT INDUSTRIES

     ITT Industries, Inc. ("ITT Industries"), an Indiana corporation incorporated on September 5, 1995 as, and originally named, ITT Indiana, Inc., is the successor pursuant to a statutory merger of ITT Corporation, a Delaware corporation ("ITT Delaware"), into ITT Industries effective December 20, 1995. ITT Delaware, originally incorporated in Maryland in 1920 as International Telephone and Telegraph Corporation, was reincorporated in Delaware in 1968 and changed its name to ITT Corporation in 1983. On December 19, 1995, ITT Delaware made a distribution (the "Distribution") to its stockholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation ("ITT Destinations"), and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation ("ITT Hartford"), both of which were wholly-owned subsidiaries of ITT Delaware. In connection with the Distribution, ITT Destinations changed its name to ITT Corporation ("ITT Corporation"). Reference is made to "-- CERTAIN RELATIONSHIPS AMONG ITT INDUSTRIES, ITT CORPORATION and ITT HARTFORD AFTER THE DISTRIBUTION."

     ITT Industries has its World Headquarters at 4 West Red Oak Lane, White Plains, NY 10604 and has approximately 59,000 employees based in over 40 countries. Unless the context otherwise indicates, references herein to ITT Industries include its subsidiaries. The telephone number for ITT Industries is 914-641-2000.

     ITT Industries, with 1996 sales of approximately $8.7 billion, is a worldwide enterprise engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products, focused on the three principal business segments of ITT Automotive, ITT Defense & Electronics and ITT Fluid Technology. See "BUSINESS SEGMENT INFORMATION" in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for information concerning ITT Community Development Corporation, ITT Semiconductors, other non-core businesses, and businesses which have been sold.

     The table below shows in percentage terms ITT Industries' consolidated net sales and operating income attributable to each of its ongoing lines of business for the last three years:

                                                                                          YEAR ENDED DECEMBER
                                                                                                  31,
                                                                                         ----------------------
                                                                                         1996     1995     1994
                                                                                         ----     ----     ----
    NET SALES
      ITT Automotive...................................................................    66%      66%      64%
      ITT Defense & Electronics........................................................    19       19       21
      ITT Fluid Technology.............................................................    15       15       15
                                                                                         ----     ----     ----
                                                                                          100%     100%     100%
                                                                                         =====    =====    =====
    OPERATING INCOME
      ITT Automotive...................................................................    60%      62%      63%
      ITT Defense & Electronics........................................................    20       18       18
      ITT Fluid Technology.............................................................    20       20       19
                                                                                         ----     ----     ----
                                                                                          100%     100%     100%
                                                                                         =====    =====    =====

BUSINESS AND PRODUCTS

  ITT Automotive

     ITT Automotive, with 1996 sales of approximately $5.5 billion, is one of the largest independent suppliers of components, systems and modules to vehicle manufacturers worldwide and also is a supplier of related products to the aftermarket. Through operations located in Europe, North America and South America, and joint ventures and licensees throughout the world, ITT Automotive designs, engineers and manufactures a broad range of automotive components and systems, and is now introducing modules, under two major worldwide product groupings -- Brake and Chassis Systems and Body and Electrical Systems.

     The Brake and Chassis Systems group, which had 1996 sales of approximately $3.3 billion, produces anti-lock brake systems ("ABS") and traction control systems ("TCS"), chassis systems, foundation brake components, fluid handling products and shock absorbers. Sales of four-wheel ABS and TCS exceeded $1.0 billion in 1996 for the fourth consecutive year. ABS remains the largest product line of ITT Automotive with 22%, 24% and 27% of total sales in 1996, 1995 and 1994, respectively.

     The Body and Electrical Systems group, which had 1996 sales of approximately $2.2 billion, produces automotive products, such as door and window assemblies, wiper module assemblies, seat systems, air management systems, switches and fractional horsepower direct current motors. In 1994, ITT Automotive strengthened its previously established position as a leading producer of electric motors and wiper systems through the acquisition from General Motors of its motors and actuators business unit, now renamed ITT Automotive Electrical Systems, Inc. ("ESI"). ESI accounted for 19% of ITT Automotive's sales in 1996.

     The following table illustrates the percentage sales by group for the periods specified:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                          1996      1995      1994
                                                                                          ----      ----      ----
    Brake and Chassis Systems...........................................................   61%       61%       64%
    Body and Electrical Systems.........................................................   39        39        36
                                                                                          ----      ----      ----
                                                                                          100%      100%      100%
                                                                                          ====      ====      ====

     ITT Automotive markets products using various recognizable brand names in the automotive industry, including Teves(R) and Ate(R) (brake components and systems), SWF(R) (wiper systems, electric motors and switches) and Koni(R) (shock absorbers).

     ITT Automotive provides modules which are pre-assembled components and units installed in a particular location of a vehicle. Presently, ITT Automotive provides corner modules, which contain brake components, knuckles, bearings and other smaller items, and windshield wiper modules, which contain wiper arms, blades, linkages, motors, a washer fluid reservoir and a pump motor. ITT Automotive is also developing new product lines such as complete axle assemblies and automotive stability management systems ("ASMS"). ASMS provides functions such as traction control, anti-lock braking, electronic brake-force distribution and control of engine torque, and is designed to provide assistance in braking, starting, steering and achieving control of the vehicle under various driving conditions. There can be no assurance as to how extensive ITT Automotive's presence in such product areas will be.

     The principal customers for products of ITT Automotive are the top vehicle manufacturers worldwide. Of these manufacturers, ITT Automotive's largest customers are General Motors, Ford, Volkswagen, Chrysler, Mercedes and BMW, contributing 25.3%, 14.4%, 9.1%, 8.6%, 6.2% and 5.8%, respectively, of ITT Automotive's 1996 sales. In addition, approximately 7% of ITT Automotive's 1996 net sales, which included brake parts, shocks and struts and windshield wiper components, were to customers in the aftermarket.

     The level of activity of ITT Automotive is generally dependent upon the condition of major economies throughout the world. Of particular importance are light vehicle production levels in markets served by ITT Automotive and the amount of ITT Automotive products included in the vehicles being produced. See "-- COMPETITION."

     ITT Automotive companies have approximately 33,800 employees in 72 facilities located in 18 countries.

  ITT Defense & Electronics

     ITT Defense & Electronics, with 1996 sales of approximately $1.6 billion, develops, manufactures and supports high technology electronic systems and components for worldwide defense and commercial markets with operations in North America, Europe and Asia. Defense market products include tactical communications equipment, airborne electronic warfare systems, night vision devices, radar, space payloads, and operations and maintenance services. Commercial products and services include interconnect products (such as connectors, switches and cable assemblies), night vision devices, and space launch services.

     ITT Defense & Electronics concentrates its efforts in those market segments where management believes it can be a market leader. It is a leading supplier of products that management believes will be critical to the armed forces in the 21st century, particularly products designated to facilitate communications in the forward area battlefield, night vision devices that enable soldiers to conduct night combat operations and airborne electronic warfare systems that protect aircraft from enemy missiles. In addition, through its global technical services business, management believes that ITT Defense & Electronics may benefit from trends to commercialize and outsource military support services.

     In the interconnect market ITT Cannon maintains a position as one of the world's largest connector companies based on revenue and is a leading supplier to the military/aerospace and industrial sectors. Its products include electronic connectors, switches, test accessories and cable assemblies for information systems, industrial, military/aerospace, and transportation applications.

     In tactical communications ITT Defense & Electronics manufactures products, including voice and data systems, that facilitate communications in the forward area battlefield. ITT Aerospace/Communications Division produces the Single Channel Ground and Airborne Radio System ("SINCGARS") and has a contract to produce the Near Term Digital Radio ("NTDR"), which will have data transmission capacity twenty times greater than SINCGARS. In addition, ITT Defense & Electronics produces sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency in remote sensing/navigation space payloads to track hurricanes, tornadoes and other weather patterns.

     In operations and maintenance services ITT Federal Services Corporation provides military base operations support, equipment and facility maintenance, and training services for government sites around the world.

     ITT Night Vision provides United States and allied soldiers with the capability to conduct night combat operations with the production of advanced goggles for airborne and ground applications. ITT Night Vision was awarded 100% of the United States Army's Generation III night vision production needs through 1998. ITT Night Vision also produces a commercial line of night vision products for law enforcement and marine applications. Radar, produced by ITT Gilfillan, includes ship and air defense radar and air traffic control systems.

     ITT Avionics produces airborne electronic warfare systems such as the Airborne Self-Protection Jammer ("ASPJ") to help protect aircraft from radar-guided self-propelled weapons. ITT Avionics was selected by the U.S. Army to develop the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). ITT Avionics, teamed with Lockheed Martin Sanders, was also awarded the development contract for the United States Integrated Defensive Countermeasures ("IDECM") program for fixed wing aircraft such as the F/A-18 E/F fighter fleet.

     The following table illustrates the percentage sales by product line for the periods specified:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                        1996       1995       1994
                                                                                        ----       ----       ----
    Interconnect......................................................................   33%        33%        30%
    Tactical Communications/Space Payloads............................................   27         28         28
    Operations and Maintenance Services...............................................   19         18         16
    Night Vision/Radar................................................................   12         10         16
    Airborne Electronic Warfare.......................................................    6          9          7
    Other.............................................................................    3          2          3
                                                                                        ---        ---        ---
                                                                                        100%       100%       100%
                                                                                        ===        ===        ===

     ITT Defense & Electronics sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 64% of 1996 net sales of ITT Defense & Electronics was to governmental entities, of which approximately 86% was to the United States Government (principally in defense programs).

     A substantial portion of the work of ITT Defense & Electronics is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, no other governmental or commercial customer accounted for more than 3% of 1996 net sales for ITT Defense & Electronics.

     Sales to non-governmental entities have remained at approximately one-third of total sales from 1994 through 1996. Certain products sold by ITT Defense & Electronics have particular commercial application, including night vision products and those products already sold to the commercial sector, such as connectors and switches. In addition, ITT Defense & Electronics has entered into a partnership with California Commercial Spaceport, Inc. to form Spaceport Systems International ("SSI"). It is currently planned that SSI will build and operate a commercial satellite launch facility at Vandenberg Air Force Base in California to launch commercial and government satellite payloads into low polar earth orbits.

     Order backlog for ITT Defense & Electronics in 1996 reached $2.3 billion, compared with $2.0 billion for 1995 and $2.1 billion for 1994.

     The level of activity in ITT Defense & Electronics is affected by different factors in its two major businesses. At Defense, significant factors are overall defense budgets and the portion of those defense budgets devoted to products and services of the type provided by ITT Defense & Electronics. At Electronics, a significant factor is the overall condition of the economies in the markets served. See "-- COMPETITION."

     ITT Defense & Electronics companies have approximately 14,300 employees in 71 facilities in 14 countries.

  ITT Fluid Technology

     ITT Fluid Technology, with 1996 sales of approximately $1.3 billion, is a worldwide enterprise engaged in the design, development, production and sale of products, systems and services used to move, handle, transfer, control and contain fluids. With sales to more than 120 countries, ITT

Fluid Technology is a leading supplier of pumps, valves, heat exchangers, mixers, instruments and controls for the management of fluids.

     The majority of ITT Fluid Technology's sales are in North America and Western Europe. Principal markets are water and wastewater treatment, industrial and process, and construction. Industrial and process market activity includes strong market positions in chemical processing and in selected segments of the oil and gas and mining markets. Construction market activity includes heating, ventilation and air conditioning ("HVAC") segments of the residential and non-residential construction market and in construction dewatering. ITT Fluid Technology also has significant niche positions in leisure marine, aerospace, and pharmaceutical and biotechnology markets and in markets for fire protection and whirlpool bath pumps.

     Sales are made directly and through independent distributors and representatives. ITT Fluid Technology is structured in five divisions, each of which is briefly described below. No single customer accounted for more than 2% of 1996 net sales for ITT Fluid Technology.

     ITT Flygt, with 1996 sales of approximately $626 million, is a pioneer in submersible technology and is the world leader in submersible pumping and mixing products. About half of Flygt's worldwide sales come from municipal wastewater treatment markets. Other sales are to construction, mining, and industrial markets.

     Fluid Handling, with 1996 sales of approximately $250 million, offers a range of dry-mount pumps and heat exchangers, and a wide variety of control and accessory products for liquid based heating and cooling systems. The division holds market leadership positions in a number of product/market sectors under long established brand names such as Bell & Gossett,(R) McDonnell & Miller,(R) and ITT Standard(R).

     Industrial Products, with 1996 sales of approximately $218 million, offers a broad line of pumps and valves for industrial, process and heavy duty commercial application world-wide. Brand names include A-C(R) Pump, Marlow(R), Richter(TM), Fabri-Valve(R), Pure-Flo(R), and others.

     Controls & Instruments, with 1996 sales of approximately $133 million, offers flow measurement instruments and systems, specialty valves, temperature and pressure switches, and other control products to niche markets including aerospace, and certain segments of the energy sector. Brand names include Barton(R), Neo-Dyn(R) and Conoflow(R).

     Marine & Specialty Products, with 1996 sales of approximately $73 million, is a leading market participant, with pumps and associated products for the leisure marine and pool and whirlpool bath markets, and has a growing presence in certain industrial niches with a wide range of specialty pumps and accessories. Brand names include Jabsco(R) and Marlow(R).

     The following table illustrates the percentage sales by division for the periods specified:

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                        -----------------------
                                                                                        1996      1995      1994
                                                                                        ---       ---       ---
    Flygt.............................................................................   48%       48%       46%
    Fluid Handling....................................................................   19        18          *
    Industrial Products...............................................................   17        16          *
    Controls & Instruments............................................................   10        12          *
    Marine & Specialty Products.......................................................    6         6          *
                                                                                        ---       ---       ---
                                                                                        100%      100%      100%
                                                                                        ===       ===       ===

---------------

  * Breakdown not available. Prior to 1996 these units were organized in two divisions.

     Management of ITT Industries believes that ITT Fluid Technology has a solid technology base and proven expertise in applying its products to meet customer needs and that the continuing development of new products will enable ITT Fluid Technology to maintain and build market leadership positions in served markets.

     The level of activity in ITT Fluid Technology is dependent upon the condition of the economies in the markets served and, in the case of municipal markets, the ability of municipalities to fund projects for products and services of the type provided by ITT Fluid Technology. See "-- COMPETITION."

     ITT Fluid Technology companies have approximately 8,100 employees in 40 facilities located in 18 countries, with sales in over 120 countries.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "BUSINESS SEGMENT INFORMATION" in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details with respect to business segments.

GEOGRAPHIC MARKETS

     Approximately one-half of ITT Industries' sales are to customers outside the United States. The geographic sales mix of ITT Industries is illustrated (in percentage terms) by the following table for the periods specified:

                                                                                        1996       1995       1994
                                                                                        ----       ----       ----
    United States.................................................................       47%        48%        50%
    Canada and Mexico.............................................................        6          6          6
                                                                                        ---        ---        ---
        Total North America.......................................................       53         54         56
    Europe........................................................................       41         40         39
    Asia/Pacific and Other........................................................        6          6          5
                                                                                        ---        ---        ---
                                                                                        100%       100%       100%
                                                                                        ===        ===        ===

     The geographic sales base of ITT Automotive is predominantly in Europe and North America. In 1996, approximately 47% of sales of ITT Automotive were to customers in the United States and Canada and 48% of sales were to customers in Western Europe. Management of ITT Industries sees growth opportunities in South America, Mexico and Asia, particularly in China. In addition to its wholly-owned facilities, ITT Automotive also is involved in other joint venture and licensing arrangements throughout the world as a means of serving its international customer base.

     The geographic sales base of ITT Defense & Electronics is predominantly the United States, which accounted for approximately 72% of 1996 sales. Management of ITT Defense & Electronics is attempting to increase its international business and sees growth opportunities in the Asia/Pacific region, Europe and the Middle East. ITT Cannon has a 90% joint venture in China and a wholly-owned subsidiary in Japan to supply connectors and switches for, in large part, consumer electronics products in those markets.

     The geographic sales base of ITT Fluid Technology is broad. In 1996, under one-half of the sales of ITT Fluid Technology was derived from the United States while 34% was derived from Western Europe. The geographic sales mix differs among products and among divisions of ITT Fluid Technology. Management of ITT Industries sees growth opportunities in Eastern Europe and Central Asia, Africa/Middle East, Latin America and the Asia/Pacific region. In China, ITT Fluid Technology has manufacturing and distribution facilities to produce and sell submersible pumps for the sewage handling and mining markets. It also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East and other locations in the Asia/Pacific region.

     See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further geographical information and information with respect to export sales.

COMPETITION

     Substantially all of ITT Industries' operations are in highly competitive businesses, although the nature of the competition varies across all business segments. A number of large companies engaged in the manufacture and sale of similar lines of products and the provision of similar services are included in the competition, as are many small enterprises with only a few products or services. Technological innovation, price, quality and reliability are primary factors in markets served by the various segments of ITT Industries' businesses.

  ITT Automotive

     Competition is intense in the global automotive industry. This competitive environment has resulted in increased pressure to reduce prices and, therefore, costs. Since purchased items represent a major portion of the total costs of vehicle manufacturers, vehicle manufacturers are expected to continue to pressure suppliers such as ITT Automotive to provide cost reductions through a variety of means. Suppliers such as ITT Automotive are also likely to continue to experience competitive pricing pressures as vehicle manufacturers adopt manufacturing strategies such as the use of worldwide common platforms for the manufacture of automobiles.

  ITT Defense & Electronics

     ITT Defense & Electronics competes in two business sectors. In Defense, government defense budgets, particularly in the United States, generally have leveled off after years of significant declines. Business consolidations continue to change the competitive environment. ITT Defense & Electronics has adjusted to these changes by focusing on the defense electronics and services markets, by making process improvements and through capacity rationalization. In Electronics, primarily interconnects, competitive pressures continue on a global basis. In most of the markets served by ITT Defense & Electronics competition is based primarily upon price, quality, technological expertise, cycle time and service.

  ITT Fluid Technology

     The ITT Fluid Technology business is affected by strong competition, changing economic conditions, significant industry overcapacity that leads to intense pricing pressures, public bidding in some markets and weather conditions as they affect construction activity. Management of ITT Fluid Technology responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs.

EXPOSURE TO CURRENCY FLUCTUATIONS

     ITT Industries' companies conduct operations worldwide. ITT Industries is, therefore, exposed to the effects of fluctuations in relative currency values. Although ITT Industries' companies engage where appropriate in various hedging strategies with respect to their foreign currency exposure, it is not possible to hedge all such exposure. Accordingly, the operating results of ITT Industries may be impacted by fluctuations in relative currency values.

CYCLICALITY

     Many of the markets in which ITT Industries' businesses operate are cyclical and can be affected by general economic conditions in those markets. For example, a large percentage of the ITT Industries' 1996 net sales was derived from sales to automobile manufacturers. The automobile industry is highly cyclical, although cycles in the major markets of North America and Europe are not necessarily concurrent. A decline in the demand for new automobiles and industry production levels could have an adverse effect on ITT Industries. ITT Industries also manufactures and sells products used in other historically cyclical industries, such as the construction, mining and minerals and aerospace industries, and thus could be adversely affected by negative cycles affecting those and other industries.

GOVERNMENTAL REGULATION AND RELATED MATTERS

     A number of ITT Industries' businesses are subject to governmental regulation by law or through contractual arrangements. ITT Industries' businesses in the defense segment perform work under contracts with the United States Department of Defense and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including regulations requiring background investigations for high-level security clearances for ITT Industries' executive officers. Most of such contracts are subject to termination by the respective governmental parties on various grounds, although such terminations rarely occur.

ENVIRONMENTAL MATTERS

     ITT Industries is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean

Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Environmental requirements are significant factors affecting all operations. Management believes that ITT Industries' companies closely monitor all of their respective environmental responsibilities, together with trends in environmental laws. ITT Industries has established an internal program to assess compliance with applicable environmental requirements for all of its facilities, both domestic and overseas. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past 15 years ITT Industries has conducted regular, thorough audits of its major operating facilities. As a result, management of ITT Industries believes that ITT Industries' companies are in substantial compliance with current environmental requirements. Management does not believe, based on current circumstances, that it will incur compliance costs pursuant to such requirements that will have a material adverse effect on ITT Industries' financial position, results of operations or cash flows.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ENVIRONMENTAL MATTERS" and "LEGAL PROCEEDINGS".

RAW MATERIALS

     All the businesses of ITT Industries require various raw materials (e.g., metals and plastics), the availability and prices of which may fluctuate. Although some of these costs may be recovered through increased prices to customers, the operating results of ITT Industries are exposed to fluctuations. ITT Industries' companies attempt to control such costs through various purchasing programs and otherwise. In recent years, the businesses of ITT Industries have not experienced any significant difficulties in obtaining an adequate supply of raw materials necessary for the manufacturing process.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The businesses of ITT Industries require substantial commitment of resources to research, development and engineering activities which are conducted in laboratory and engineering facilities at most of its major manufacturing subsidiaries. Because ITT Industries believes that continued leadership in technology is essential to its future, most ITT Industries' funds dedicated to research and development are applied to areas of high technology, such as aerospace, automotive braking and electrical systems, and applications involving electronic components.

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

     ITT Industries has obtained the exclusive right and license from ITT Corporation to use the "ITT" name, mark and logo with respect to the businesses that ITT Industries operated on the date of Distribution and in the operation of any businesses closely related thereto, as well as the non-exclusive right to use the "ITT" name, mark and logo in the operation of any new business it operates so long as such new business is not included in ITT Corporation's or ITT Hartford's businesses on the date of Distribution or businesses closely related thereto. These rights and licenses are perpetual, subject to the maintenance of certain quality standards and other terms of the operative license agreement and are considered by ITT Industries' management to be of material importance to ITT Industries.

EMPLOYEES

     As of December 31, 1996, ITT Industries and its subsidiaries employed an aggregate of approximately 59,000 people. Of this number, approximately 26,000 are employees in the United States, of whom approximately 40% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

DISCONTINUED OPERATIONS

     Effective December 19, 1995, ITT Delaware made a distribution to its shareholders of its former subsidiary ITT Destinations which conducted its hospitality, entertainment and information services businesses and its former subsidiary ITT Hartford which conducted its insurance businesses. Both ITT Destinations, renamed ITT Corporation, and ITT Hartford have been reflected as "Discontinued Operations".

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

     In 1994, ITT Delaware completed the distribution to its shareholders of all the outstanding common shares of its former forest products subsidiary (formerly ITT Rayonier Incorporated, "Rayonier"). The former subsidiary has been reflected as a "Discontinued Operation" in the "CONSOLIDATED INCOME STATEMENTS." See "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS" contained herein.

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

     ITT Industries, ITT Corporation and ITT Hartford have also entered into agreements in connection with the Distribution relating to intellectual property, tax and employee benefit matters.

     A number of members of the Board of Directors of ITT Industries also serve on the Board of Directors of ITT Corporation and ITT Hartford.

ITEM 2.                            PROPERTIES

     ITT Industries, whose principal executive offices are in leased premises located in White Plains, NY, considers the many offices, plants, warehouses and other properties that it owns or leases to be in good condition. These properties are located in several states in the United States, as well as in numerous countries throughout the world. ITT Industries believes the properties to be adequate for the needs of its businesses.

ITEM 3.                        LEGAL PROCEEDINGS

     ITT Industries and its subsidiaries are responsible, in whole or in part, or are alleged so to be responsible for environmental investigation and remediation at approximately 70 sites in North America and Europe. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at approximately 60 sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. In many of these proceedings, ITT Industries' liability is considered de minimis. At approximately 20 of these sites, formerly operated by subsidiaries of the Company, liability and/or defense costs are to be divided equally among ITT Industries, ITT Corporation and ITT Hartford pursuant to the Distribution Agreement. The remaining cases are generally actions either brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

     ITT Industries is involved in an environmental proceeding in California relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. ITT Industries and other allegedly responsible parties have completed an allocation among the PRPs to fund the clean-up required by the EPA. However, confirmation of the allocation award was challenged by Lockheed Martin Corporation, and the parties are awaiting a final ruling. Lockheed Martin filed a cost recovery suit regarding this matter in the Federal District Court for the Southern District of California naming ITT Industries and two other entities. Lockheed Martin's suit was dismissed on technical grounds with leave to refile. ITT Industries has filed a suit against its insurers in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. for recovery of costs it has incurred in connection with this and other environmental matters. ITT Industries already has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

     ITT Delaware and its former subsidiaries, Rayonier and Southern Wood Piedmont Company ("SWP"), are named defendants in a lawsuit filed in 1991 in the U.S. District Court for the Southern District of Georgia, Ernest L. Jordan, Sr. et. al. v. Southern Wood Piedmont Company, et al., in which plaintiffs allege property damage and personal injury based on alleged exposure to toxic chemicals used by SWP in its former wood preserving operations, sought certification as a class action and asked for compensatory and punitive damages in the amount of $700 million. The Court disposed of plaintiffs' claim of class action, and plaintiffs amended their complaint by adding over 100 individual residents. Plaintiffs subsequently amended their complaint to eliminate any reference to specific monetary damages. Three other suits arising out of former wood preserving operations of SWP also included ITT Delaware among the named defendants. One of these cases has been dismissed. In another of such cases a directed verdict in favor of defendants was affirmed. Motions for summary judgment are being submitted in the remaining cases. Under an agreement entered into by ITT Delaware and Rayonier in connection with the distribution of Rayonier stock to ITT Delaware's shareholders in February 1994, ITT Delaware is entitled to be indemnified by Rayonier for any expenses or losses incurred by ITT Delaware in connection with the aforementioned suits, as well as in any other legal proceedings arising out of Rayonier or SWP operations. ITT Industries continues to have the benefit of such agreement after the Distribution. In connection with the Distribution, ITT Industries, ITT Corporation and ITT Hartford agreed that certain liabilities, including those related to Rayonier, would be shared equally among the three companies. Management does not believe that any of the remaining matters discussed in this paragraph will result in a material adverse effect on ITT Industries' financial position, results of operations or cash flows.

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

     Reference is made to "BUSINESS OF ITT INDUSTRIES -- CERTAIN RELATIONSHIPS AMONG ITT INDUSTRIES, ITT CORPORATION AND ITT HARTFORD AFTER THE DISTRIBUTION" for information concerning the allocation of certain liabilities.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders of ITT Industries during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF ITT INDUSTRIES

     The following information is provided as to the executive officers of ITT
Industries:

                                                                                                               DATE OF
                                    AGE AT                                                   YEAR OF           ELECTION
                                  FEBRUARY 1,                                            INITIAL ELECTION     TO PRESENT
               NAME                  1997                      POSITION                   AS AN OFFICER        POSITION
---------------------------------------------   ---------------------------------------  ----------------     ----------
Ralph D. Allen....................      55      Vice President, Director of                    1981            12/19/95
                                                  Investor Relations
Travis Engen......................      52      Chairman, President and Chief Executive        1987            12/19/95
                                                  and Director
Donald E. Foley...................      45      Vice President and Treasurer                   1996             5/21/96
Louis J. Giuliano.................      50      Senior Vice President                          1988            12/19/95
Martin Kamber.....................      48      Senior Vice President, Director of             1995            12/19/95
                                                  Corporate Development
Heidi Kunz........................      42      Senior Vice President and Chief                1995            12/19/95
                                                Financial Officer
Richard J. Labrecque..............      58      Senior Vice President                          1985              3/1/96
Vincent A. Maffeo.................      46      Senior Vice President and General              1995            12/19/95
                                                Counsel
Thomas R. Martin..................      43      Vice President, Director of Corporate          1996             9/10/96
                                                  Relations
Richard W. Powers.................      55      Vice President, Director of Taxes              1991            12/19/95
James P. Smith, Jr................      54      Senior Vice President, Director of             1995            12/19/95
                                                  Human Resources
Richard J. Townsend...............      46      Vice President and Controller                  1997             3/11/97

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors. Mr. Engen has an employment agreement with ITT Industries providing, among other things, for his employment as Chairman and Chief Executive through December 31, 1999.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries or with its predecessor, ITT Delaware, bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Engen, prior to his election as Chairman, President and Chief Executive, was Executive Vice President of ITT Delaware
(1991); (ii) Mr. Foley, prior to his election as Vice President and Treasurer, was Assistant Treasurer of International Paper Company; (iii) Mr. Kamber, prior to his election as Senior Vice President, Director of Corporate Development, was Vice President, Corporate Development, of ITT Automotive, Inc. (1993) and Executive Assistant to the President, Chief Operating Officer and Executive Vice President of ITT Delaware; (iv) Ms. Kunz, prior to her election as Senior Vice President and Chief Financial Officer, was Vice President (1994) and Treasurer
(1993) of General Motors Corporation and, prior to that, Assistant Treasurer of General Motors Corporation; (v) Mr. Labrecque, prior to his election as Senior Vice President, was Vice President of ITT Delaware; (vi) Mr. Maffeo, prior to his election as Senior Vice President and General Counsel, was Vice President and General Counsel of ITT Automotive, Inc. (1992) and, prior to that, was Vice President and General Counsel of ITT Defense, Inc.; (vii) Mr. Martin, prior to his election as Vice President, Director of Corporate Relations, was Vice President of Corporate Communications of Federal Express Corp. (1995) and, prior to that, was Managing Director of Public Relations of Federal Express Corp.
(viii) Mr. Powers, prior to his election as Vice President, Director of Taxes, was Vice President of ITT Delaware; (ix) Mr. Smith, prior to his election as Senior Vice President, was Executive Vice President of ITT

Sheraton Corporation (1993) and Senior Vice President of ITT Sheraton Corporation; and (x) Mr. Townsend, prior to his election as Vice President and Controller, was Assistant Corporate Controller of IBM Corporation (1995) and, prior to that, held various other management positions in the IBM organization.

                                    PART II

ITEM 5.                     MARKET FOR COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                         1996                    1995
                                                                   -----------------     --------------------
                                                                    HIGH       LOW        HIGH          LOW
                                                                   ------     ------     -------      -------
                                                                                   IN DOLLARS
        Three Months Ended
          March 31...............................................  $27.75     $22.25     $104.00*     $ 86.63*
          June 30................................................   28.63      24.75      119.50*       99.63*
          September 30...........................................   26.00      21.50      128.50*      112.00*
          December 31............................................   25.75      22.75      127.50**     117.00**
                                                                                           24.00***     21.25***

---------------
  * ITT Delaware.

 ** ITT Delaware through December 19.

*** ITT Industries from December 20.

     On December 19, 1995, ITT Delaware made the Distribution to its shareholders consisting of all outstanding shares of its subsidiaries ITT Destinations (renamed ITT Corporation, a Nevada corporation) and ITT Hartford. The above table reflects the range of market prices of Common Stock of (i) ITT Delaware as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security was traded (under the trading symbol "ITT") prior to the Distribution on December 19, 1995, and (ii) ITT Industries as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "IIN"), from December 20, 1995 through December 31, 1996. During the period from January 1, 1997 through February 28, 1997, the high and low reported market prices of ITT Industries Common Stock were $26.38 and $23.88, respectively.

     ITT Delaware declared dividends of $.495 per common share in each of the first and second quarters of 1995. No cash dividends were declared in the third and fourth quarters of 1995. ITT Industries declared dividends of $.15 per common share in each of the four quarters of 1996 and in the first quarter of 1997.

     The payment and level of future cash dividends by ITT Industries will be subject to the discretion of the Board of Directors of ITT Industries, and dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of ITT Industries. Although management of ITT Industries presently contemplates that for the foreseeable future dividends will be paid at the present dividend rate, there can be no assurance that such dividends will be paid.

     There were 56,958 holders of record of ITT Industries Common Stock on February 28, 1997.

     ITT Industries Common Stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA
                         IN MILLIONS, EXCEPT PER SHARE

                                                       1996       1995       1994        1993        1992        1991
                                                     --------   --------   ---------   ---------   ---------   ---------
RESULTS AND POSITION
Net sales..........................................  $8,718.1   $8,884.2   $ 7,757.7   $ 6,621.2   $ 6,845.0   $ 6,429.7
Operating income...................................     508.4      446.2       417.7       229.5        19.0       157.8
Income from continuing operations(a)...............     222.6       20.7       201.6       134.8       655.0       231.0
Income from continuing operations, as
  adjusted(b)......................................     222.6      185.0       201.6       134.8        33.0       231.0
Net income (loss)..................................     222.6      707.9     1,021.8       912.8      (884.8)      748.6
Expenditures on plant additions....................     406.3      449.6       407.0       336.7       350.5       348.0
Depreciation and amortization......................     433.0      423.2       373.0       323.0       315.0       295.2
Total assets.......................................   5,491.2    5,879.2    11,035.2    12,980.9    12,559.7    13,283.1
Total assets, excluding discontinued operations
  .................................................   5,491.2    5,879.2     5,577.0     5,063.0     5,746.0     4,589.0
Long-term debt.....................................     583.2      961.2     1,712.5     1,993.9     2,272.0     2,323.4
Total debt.........................................   1,418.8    1,606.7     2,640.6     2,970.5     2,792.2     2,717.6
Cash dividends declared per common share...........       .60        .99        1.98        1.98        1.84        1.72

EARNINGS (LOSS) PER SHARE(c)
Income from continuing operations
  Primary..........................................  $   1.85   $    .03   $    1.46   $     .83   $    5.34   $    1.58
  Fully diluted....................................  $   1.85   $    .09   $    1.46   $     .88   $    4.77   $    1.58
Net income (loss)
  Primary..........................................  $   1.85   $   6.16   $    8.57   $    7.32   $   (7.93)  $    5.84
  Fully diluted....................................  $   1.85   $   5.93   $    8.02   $    6.90   $   (6.90)  $    5.49

SIGNIFICANT RATIOS FOR 1996 AND 1995(d)
Ratios prior to 1995 are not considered relevant
  to ITT Industries.
Return on total capital............................      14.6%      12.3%
Return on shareholders' equity.....................      31.2%      31.1%
Debt to total capitalization.......................      64.0%      71.9%
Book value per share...............................  $   6.75   $   5.35

---------------
(a) The 1995 income from continuing operations included a charge of $164.3, after tax, for losses from the planned disposal of certain non-core operations. Included in 1992 income was a gain of $622.0, after tax, from the sale of an equity interest in Alcatel N.V.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     On December 19, 1995, ITT Corporation, a Delaware corporation ("ITT Delaware"), made a distribution (the "Distribution") to its shareholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation which held ITT Delaware's interests in hospitality, entertainment, and information services businesses ("ITT Destinations") and all the shares of common stock of ITT Hartford Group, Inc., which held ITT Delaware's interests in insurance businesses ("ITT Hartford"). Effective December 20, 1995, pursuant to a statutory merger, ITT Delaware merged into ITT Industries, Inc., an Indiana corporation ("ITT Industries"), with ITT Industries as the surviving corporation (the "Company") and, ITT Destinations then changed its name to ITT Corporation.

     In this discussion and analysis of the financial condition and results of operations of ITT Industries, ITT Corporation and ITT Hartford, their respective subsidiaries, affiliated companies and other assets and liabilities that were transferred to those companies, shall be collectively referred to as "Discontinued Operations."

RESULTS OF OPERATIONS

     In 1996, net sales were $8.7 billion, which was 1.9% less than the $8.9 billion of 1995, due mainly to lower sales from companies held for disposition. Among the three principal business segments, Automotive sales decreased 1.5%, Defense & Electronics increased .8%, and Fluid Technology increased 4.3%. Sales in 1995 were up 14.5% over 1994, with increases of 19.4% at Automotive, 4.0% at Defense & Electronics, and 11.0% at Fluid Technology.

     Costs, expenses, and earnings as a percentage of net sales were as follows:

                                                                                      1996      1995      1994
                                                                                      -----     -----     -----
    Cost of sales...................................................................  79.7%     80.5%     79.8%
    Research, development, and engineering expenses.................................   6.1%      5.8%      5.4%
    Selling, general, and administrative expenses...................................   8.5%      8.6%      9.2%
    Operating income................................................................   5.8%      5.0%      5.4%
    Income from continuing operations, as adjusted..................................   2.6%      2.1%      2.8%

     Cost of sales as a percentage of net sales in 1996 was 79.7% compared to 80.5% in 1995. This decrease in cost of sales reflects cost reductions at Automotive for ABS systems and lower costs, due to manufacturing improvements and improved cost structure, at Defense & Electronics. Cost of sales as a percentage of sales increased to 80.5% in 1995 from 79.8% in 1994, due to higher material costs in the Fluid Technology and Defense and Electronics businesses.

     The Company's expenditures for research, development, and engineering totaled $535.2 million in 1996, $513.9 million in 1995, and $417.4 million in 1994, approximately 50% of which was pursuant to customer contracts in each year. ITT Industries' research and development expenditure levels, excluding those pursuant to customer contracts, are expected to remain at approximately 3% of sales for the foreseeable future, although there can be no assurance that such level of expenditures will occur. Research, development, and engineering expenditures have funded numerous product developments, such as anti-lock brake and wiper systems, electronic countermeasures, and tactical radio communications technology, which have resulted in increased market share and significant contract awards.

     In 1996, gross margin increased 3.3% at the three principal business segments and decreased 53.1% at the companies held for disposition, for a total company increase of 1.6% over 1995. Within the three principal business segments, Automotive increased 3.2%, Defense & Electronics increased 4.3% and Fluid Technology increased 2.5%. Gross margin in 1995 of 13.7% had declined from the 1994 level of 14.8%.

     Selling expenses were $430.0 million in 1996, compared to $427.5 million in 1995, an increase of .6%. However, within this total, increases of 5.3% at Automotive and 6.1% at Fluid Technology were offset by decreases of 2.7% at Defense & Electronics and 33.0% at the companies held for disposition. Selling expenses in total were 4.9% of sales in 1996 and 4.8% in 1995. Selling expenses as a percentage of net sales were .4% lower in 1995 from the 5.2% reported in 1994.

     Administrative and general expenses as a percentage of sales were 3.6% in 1996, a decrease of .2% from the 3.8% in 1995. This decrease is due to the lower headquarters expenses of ITT Industries as an independent entity in 1996 compared to its apportioned share of headquarters expenses of ITT Delaware in 1995. Administrative and general expenses decreased to 3.8% in 1995 from 4.0% in 1994 due to overall cost control efforts.

     Other operating income (expenses) includes gains and losses from foreign exchange transactions, restructuring and other charges. In 1996, other operating income of $13.3 million consisted of $5.8 million from foreign exchange gains and $7.5 million from gains on sales of assets partially offset by restructuring costs, compared with a loss of $1.5 million in 1995 and a loss of $16.6 million in 1994.

     Income from continuing operations of ITT Industries in 1996 was $222.6 million or $1.85 per fully diluted share compared with $185.0 million or $1.57 per fully diluted share in 1995 (adjusted to eliminate charges associated with the planned disposal of certain non-core units). Income from continuing operations similarly adjusted in 1994 amounted to $219.3 million or $1.76 per fully diluted share. After deducting one-time charges for costs and losses associated with the planned disposal of certain operations, reported income from continuing operations in 1995 was $20.7 million, or $.09 per fully diluted share, compared with $201.6 million, or $1.46 per fully diluted share, in 1994. These charges, which after tax amounted to $164.3 million in 1995, are principally related to ITT Community Development Corporation (a business unit that develops real estate), ITT Semiconductors (a business unit that manufactures semiconductor devices), and certain minor Automotive product lines. Operating income in 1996 was $508.4 million, an increase of 13.9% over the $446.2 million reported in the prior year. Operating income from ITT Industries' three principal business segments was $560.5 million in 1996, up slightly over the $553.0 million reported in 1995. The increase in operating income is attributable to improvements in Defense & Electronics and Fluid Technology offset by a slight decrease in the Automotive segment. Operating income in 1995 improved 6.8% over the $417.7 million reported in 1994, due to successful cost control efforts, the smooth integration of acquisitions and strong product sales. After tax income from Discontinued Operations totaled $994.2 million (including $403.4 million reflecting the gain on the sale of ITT Financial) and $831.4 million for 1995 and 1994, respectively, and represents the results of ITT Hartford, ITT Corporation, ITT Financial and, in 1994, ITT Rayonier, partially offset by charges, in 1995, related to the Distribution. These charges, net of tax, included $39.0 million related to the restructuring of the Company's headquarters (including ITT Sheraton and Caesars World headquarters), and $109.2 million related to the Distribution (including legal and advisory fees, taxes, and other costs). Net income was $222.6 million in 1996 compared to $707.9 million or $5.93 per fully diluted share in 1995 (which also reflects an extraordinary charge of $307.0 million for the early retirement of debt prior to the Distribution) and $1.0 billion or $8.02 per fully diluted share in 1994.

     Interest expense decreased to $169.0 million in 1996 from $175.2 million in 1995, partially reflecting a reduction in debt levels, and a restructuring of the debt portfolio. Interest income decreased to $32.7 million in 1996, from $40.0 million in 1995, generally as a result of maintaining lower cash balances by using available cash to reduce debt. Interest expense, net of interest income, increased to $135.2 million in 1995 from $47.7 million in 1994, reflecting the absence of $32.0 million of interest income on a note receivable related to the sale of Alcatel N.V. which was collected in 1994, higher borrowings in connection with the acquisition of Electrical Systems, Inc. ("ESI") in March 1994, and allocations of total corporate interest expense in connection with the Distribution.

     Miscellaneous expense, net, of $1.1 million in 1996, was due primarily to the losses from equity investments. In 1995 and 1994, miscellaneous expense, net, includes a provision for the expected loss on the disposal of ITT Semiconductors, portions of ITT Community Development Corporation, and certain other non-core business units of ITT Industries.

     The effective income tax rate was 40.0% in 1996, compared with 39.6% in 1995, excluding the charges and the related tax benefit for the disposition of non-strategic assets (including these charges and the related tax benefit, the effective income tax rate for 1995 was 70.8%). Income tax expense, excluding $71.2 million of tax benefit on charges related to the disposition of non-strategic assets, increased by $27.0 million, to $148.4 million in 1996, due to the higher pretax earnings. The effective income tax rate in 1994 was 42.3%.

     Business Segments -- Sales and operating income before corporate expenses (principally the service charges from affiliated companies) for each of ITT Industries' three major business segments were as follows ($ in millions):

                                                                                           AUTOMOTIVE
                                                                               ----------------------------------
                                                                                 1996         1995         1994
                                                                               --------     --------     --------
    Sales..................................................................    $5,492.6     $5,574.8     $4,667.5
    Operating income.......................................................    $  337.1     $  343.6     $  336.5

     Automotive's sales decreased 1.5% in 1996, primarily due to original equipment manufacturer ("OEM") pricing pressures and unfavorable foreign exchange translation, partially offset by a slight increase in Western European vehicle production. Sales increased 19.4% in 1995, reflecting in part, the full year impact of the March 1994 acquisition of ESI. Excluding this acquisition, sales improved 14.7% driven by increasing dollar content of ITT Industries product per vehicle manufactured, foreign exchange translation, and a slight increase in European vehicle production. Sales to two customers (General Motors Corporation and Ford Motor Corporation) accounted for approximately 40%, 42%, and 44% of 1996, 1995, and 1994 sales, respectively.

     Operating income declined 1.9% in 1996 as a result of lower sales prices, the costs associated with the launch of the ABS MK 20 line of products, the effects of the General Motors Corporation strikes, restructuring costs (primarily to relocate some production facilities to lower cost locations), and an increase in selling, general, and administrative expenses. Operating income improved 2.1% in 1995 as a result of increased sales volume and continued cost reductions, while margins declined due to lower sales prices, the costs associated with the launch of a new ABS MK 20 line of products, and increases in engineering expense due to systems and module product development.

                                                                                     DEFENSE & ELECTRONICS
                                                                               ----------------------------------
                                                                                 1996         1995         1994
                                                                               --------     --------     --------
    Sales..................................................................    $1,571.6     $1,559.3     $1,498.9
    Operating income.......................................................    $  110.2     $   96.6     $   95.8

     Defense & Electronics' sales increased less than one percent over 1995, but order input was at a ten-year high in the Defense business. Defense & Electronics' operating income in 1996 was up 14.1% over 1995 because of strong improvements in profitability at both the Defense and Electronics businesses. The profitability improvement at the Defense operations is due to continued manufacturing improvements, while the Electronics business benefited from the consolidation of production facilities, improved cost structure, and the launch of new commercial products. Sales increased 4.0% in 1995 over 1994 due principally to improved sales of ITT Cannon connector products in mobile communications and information systems. However, Defense & Electronics' operating income in 1995 was up marginally over 1994 because strong improvements in profitability of connectors were largely offset by the absence in 1995 of one-time favorable adjustments on completed contracts in 1994. Defense & Electronics' order backlog was $2.3 billion at December 31, 1996 compared with $2.0 billion at year-end 1995 and $2.1 billion at year-end 1994. Export sales in the Defense business increased by 15.0% over 1995 and now account for 14.7% of Defense segment sales. In 1995, export sales increased by 45% over 1994. Approximately 64%, 65%, and 66% of 1996, 1995, and 1994 sales, respectively, were to governmental entities, of which approximately 86%, 90%, and 90%, respectively, were to the U.S. government.

                                                                                        FLUID TECHNOLOGY
                                                                               ----------------------------------
                                                                                 1996         1995         1994
                                                                               --------     --------     --------
    Sales..................................................................    $1,301.3     $1,248.0     $1,124.5
    Operating income.......................................................    $  113.2     $  112.8     $   99.2

     Fluid Technology's 1996 sales increase of 4.3% over 1995 was driven by global business development activities. Sales outside the U.S., Canada, and Western Europe grew at a rate of 27.7% over the previous year and now account for 14.2% of Fluid Technology's sales. Fluid Technology also continued to focus on several growth segments in its industry including pharmaceutical & biotechnology and aerospace controls. Weak market conditions in France and Germany and the sale of the ITT General Controls product line partially offset higher sales volume at the other units. Operating income in 1996 was relatively flat due to growth in emerging markets and cost control actions partially offset by the loss of operating income due to the sale of the ITT General Controls product line, and an increase in selling, general, and administrative expenses. In 1995, sales and operating income increased at all units, most significantly at ITT Flygt due to higher volume and favorable foreign exchange. New product initiatives, global business development activities, and improvements in the mining, pharmaceutical, pulp and paper, and chemical industries contributed to the strong performance in 1995. Operating income for 1995 increased by 13.7% over the prior year. Operating margins outpaced sales growth due to reengineering and cost improvement programs, volume leverage, and operating improvement at certain underperforming operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from continuing operating activities was $596.7 million in 1996 compared with $619.0 million in 1995. This change reflects timing differences with respect to tax payments and receipts and working capital requirements.

     In 1996, cash of $200.4 million was generated from the sale of land and other assets, including a portion of ITT Community Development Corporation and the ITT General Controls product line. In 1995, the Company realized $12.7 billion of proceeds from the sale of assets at ITT Financial. Proceeds were used mainly to repay $11.6 billion of indebtedness.

     Many of ITT Industries' businesses require substantial investment in plant and tooling in order to produce their products. Historically, ITT Industries' businesses have generated sufficient operating cash flow to fund such investments. Spending on plant additions totaled $406.3 million in 1996, compared with $449.6 million in 1995 and $407.0 million in 1994. Approximately 63% of the 1996 total was incurred at Automotive for anti-lock braking systems, including the latest variation of low cost ABS technology, foundation brakes and brake actuation technology, electrical systems and motors, and facilities in developing countries, including the Czech Republic and Hungary. At December 31, 1996, contractual commitments have been made for capital expenditures totalling $199.0 million. Total spending on plant additions in future periods is expected to approximate 1996 levels. In addition, certain facilities and equipment are utilized by ITT Industries' businesses through operating leases. Rental expenses for operating leases in 1996 were $92.8 million. As of December 31, 1996, minimum rental commitments under operating leases were $108.8 million for 1997, $95.5 million for 1998, and a total of $209.3 million from 1999 through 2001 and are expected to be funded through the operating cash flows of ITT Industries.

     ITT Industries increased investments in joint ventures in China by $16.7 million in 1996. The Company's acquisition spending in 1995 totaled $15.5 million for a small acquisition at Automotive, and $418.0 million in 1994, consisting of Automotive's purchase of ESI from General Motors Corporation and Fluid Technology's acquisition of Richter Chemie-Technik.

     ITT Industries' 1997 cash flows after gross plant additions are expected to be sufficient to cover working capital needs, interest, taxes, and dividends to shareholders. In 1996, working capital cash requirements increased due primarily to the reduction of unusually high accounts payable from the prior year and the build-up of reserve inventory in anticipation of a possible strike (that did not occur) at one of the Automotive production facilities. Efficiencies in the use of working capital resulted in a minimal increase in cash requirements in 1995 and 1994 despite substantial sales growth.

     External borrowings by ITT Industries were $1.4 billion at December 31, 1996 compared with $1.6 billion at December 31, 1995, and $2.6 billion at December 31, 1994. The 1994 amount includes $562.1 million of ESOP debt, which was repaid in 1995, and also reflects allocations of corporate debt between ITT Industries and Discontinued Operations. Cash and cash equivalents totaled $121.9 million at December 31, 1996 compared with $94.2 million at year-end 1995 and $322.1 million at year-end 1994.

     Shareholders' equity increased $172.5 million in 1996, due primarily to growth in retained earnings. Excluding the dividend of the Discontinued Operations, shareholders' equity increased $625.6 million in 1995, due to growth in retained earnings.

     In 1995, the Company terminated the ESOP portion of the ITT Investment and Savings Plan for Salaried Employees and the trustee of the ESOP completed the sale of 5.3 million unallocated shares of ITT common stock in the ESOP. The sales proceeds were used to repay the debt associated with the

ESOP, which totaled $541.0 million. In addition, proceeds from the sale of ITT Financial assets were used to repay outstanding borrowings.

     In 1995, the Company completed a tender offer for an aggregate $4.1 billion of its debt securities, with $3.4 billion of the aggregate principal amount of the securities having been tendered. The premium paid for the securities tendered resulted in an after tax loss of $307.0 million ($472.3 million pretax).

     The Company uses derivative financial instruments selectively as part of its financing and risk management strategies. Interest rate risk relative to the Company's debt portfolio is managed through interest rate swap agreements. The multinational operations of ITT Industries also create exposure to foreign currency fluctuation. Foreign currency risk relative to ITT Industries' net investment in a foreign country, foreign denominated debt, or a specific foreign denominated transaction, is managed in part through currency swaps and forward exchange contracts. Foreign currency transaction gains or losses were not significant in the periods discussed above.

     The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are to be calculated and therefore are not reflective of credit risk. Credit risk is limited to the amounts calculated to be due or owed by ITT Industries on such contracts. ITT Industries expects to continue to use interest rate and currency swaps to reduce its costs of borrowing in the future. Forward contracts are also used to protect revenues and inventories against adverse currency fluctuations.

INCOME TAXES

     As a global company, ITT Industries provides and pays taxes in numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for non-U.S. income taxes paid are generally available against U.S. taxation when earnings are remitted, or deemed to be remitted. In all years other than 1996, credits for income taxes paid in foreign jurisdictions were fully utilizable in the United States in the consolidated tax return of the Company, including Discontinued Operations. After the Distribution, the full utilization of foreign tax credits was not achievable, and, to the extent foreign tax credits were not used to reduce the Company's U.S. tax obligation, a higher effective income tax rate was incurred.

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

     In estimating the costs of environmental investigation and remediation, ITT Industries considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and ITT Industries' share, if any, of liability for such problems, the selection of alternative remedies, and changes in clean-up standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, ITT Industries establishes reserves in accordance with generally accepted accounting principles. Insurance recoveries are recorded as a reduction of environmental charges when fixed and determinable and are included in the "Other assets" caption on the balance sheet. Although the outcome of ITT Industries' various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on ITT Industries' financial position, results of operations, or cash flows.

EFFECT OF INFLATION

     The rate of inflation has not had a material effect on the revenues or operating results of ITT Industries during the three most recent fiscal years.

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

                                    PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

          1. See Index to Consolidated Financial Statements and Schedule appearing on page F-1 for a list of the financial statements and schedule filed as a part of this report.

          2. See Exhibit Index appearing on pages II-2, II-3 and II-4 for a list of the exhibits filed or incorporated herein as a part of this report.

     (b) There were no reports on Form 8-K filed by ITT Industries during the last quarter of the period covered by this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                                       PAGE
                                                                                       ----
Report of Management.................................................................. F-2
Report of Independent Public Accountants.............................................. F-3
Consolidated Income Statements for the three years ended December 31, 1996............ F-4
Consolidated Balance Sheets as of December 31, 1996 and 1995.......................... F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 1996..... F-6
Consolidated Statements of Retained Earnings, Capital Stock, and Capital Surplus for
  the three years ended December 31, 1996............................................. F-7
Notes to Consolidated Financial Statements............................................ F-8
Business Segment Information.......................................................... F-22
Geographical Information.............................................................. F-23
Quarterly Results for 1996 and 1995................................................... F-23
Export Sales.......................................................................... F-24
Valuation and Qualifying Accounts..................................................... S-1

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

     ITT Industries' internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies, and procedures that are communicated to ITT Industries' employees. Management continually monitors the system of internal controls for compliance. In addition, based upon management's assessment of risk, operational, financial, and special reviews are performed by contracted auditors to periodically test the effectiveness of selected controls. The independent public accountants also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on ITT Industries' consolidated financial statements. They also make recommendations for improving internal controls, policies, and practices. Management takes appropriate action in response to each recommendation.

     The Audit Committee of the Board of Directors, composed of non-employee directors, meets periodically with management and with the independent public accountants and contracted auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ITT Industries, Inc.:

     We have audited the consolidated financial statements of ITT Industries, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, as described in the accompanying Index to Consolidated Financial Statements and Schedule. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in the accompanying notes to consolidated financial statements, effective January 1, 1994, the Company changed its methods of accounting for certain investments in debt and equity securities, workers' compensation liabilities, and marketing and start-up costs.

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

                                          ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 28, 1997

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                         IN MILLIONS, EXCEPT PER SHARE

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------
                                                                                     1996         1995         1994
                                                                                   --------     --------     --------
Net sales........................................................................  $8,718.1     $8,884.2     $7,757.7
Cost of sales....................................................................   6,948.4      7,155.0      6,189.7
Research, development, and engineering expenses..................................     535.2        513.9        417.4
                                                                                   --------     --------     --------
Gross margin.....................................................................   1,234.5      1,215.3      1,150.6

Selling, general, and administrative expenses....................................     739.4        767.6        716.3
Other operating (income) expenses................................................     (13.3)         1.5         16.6
                                                                                   --------     --------     --------
Operating income.................................................................     508.4        446.2        417.7

Interest expense.................................................................    (169.0)      (175.2)      (115.2)
Interest income..................................................................      32.7         40.0         67.5
Miscellaneous expense, net.......................................................      (1.1)      (240.1)       (20.9)
                                                                                   --------     --------     --------
Income from continuing operations before income tax expense......................     371.0         70.9        349.1
Income tax expense...............................................................    (148.4)       (50.2)      (147.5)
                                                                                   --------     --------     --------
Income from continuing operations................................................     222.6         20.7        201.6
Discontinued operations:
  Operating income, net of tax of $297.2 and $328.0..............................        --        590.8        831.4
  Gain on sale of ITT Financial operations, net of tax of $263.9.................        --        403.4           --
Extraordinary items, net of tax benefit of $165.3................................        --       (307.0)          --
Cumulative effect of accounting changes, net of tax benefit of $8.0..............        --           --        (11.2)
                                                                                   --------     --------     --------
Net income.......................................................................  $  222.6     $  707.9     $1,021.8
                                                                                   ========     ========     ========
EARNINGS (LOSS) PER SHARE
Income from continuing operations
  Primary........................................................................  $   1.85     $    .03     $   1.46
  Fully diluted..................................................................  $   1.85     $    .09     $   1.46
Discontinued operations
  Primary........................................................................        --         8.87         7.21
  Fully diluted..................................................................        --         8.45         6.65
Extraordinary items
  Primary........................................................................        --        (2.74)          --
  Fully diluted..................................................................        --        (2.61)          --
Cumulative effect of accounting changes
  Primary........................................................................        --           --         (.10)
  Fully diluted..................................................................        --           --         (.09)
Net income
  Primary........................................................................  $   1.85     $   6.16     $   8.57
  Fully diluted..................................................................  $   1.85     $   5.93     $   8.02

AVERAGE COMMON EQUIVALENT SHARES -- PRIMARY......................................     120.4        112.1        115.2
AVERAGE COMMON EQUIVALENT SHARES -- FULLY DILUTED................................     120.4        117.7        124.9

          The accompanying notes to consolidated financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE

                                                                                                   DECEMBER 31,
                                                                                               ---------------------
                                                                                                 1996         1995
                                                                                               --------     --------
                                                       ASSETS
Current Assets:
  Cash and cash equivalents..................................................................  $  121.9     $   94.2
  Receivables, net...........................................................................   1,189.8      1,256.7
  Inventories, net...........................................................................     856.9        908.4
  Other current assets.......................................................................     120.5        242.8
                                                                                               --------     --------
    Total current assets.....................................................................   2,289.1      2,502.1

Plant, property, and equipment, net..........................................................   2,166.7      2,235.8
Deferred U.S. income taxes...................................................................     205.1        217.7
Goodwill, net................................................................................     349.8        362.9
Other assets.................................................................................     480.5        560.7
                                                                                               --------     --------
                                                                                               $5,491.2     $5,879.2
                                                                                               ========     ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................................  $  731.8     $  781.0
  Accrued expenses...........................................................................     874.2      1,072.5
  Accrued taxes..............................................................................      96.8        161.9
  Notes payable and current maturities of long-term debt.....................................     835.6        645.5
                                                                                               --------     --------
    Total current liabilities................................................................   2,538.4      2,660.9

Pension liability............................................................................     780.3        806.1
Postretirement health and life...............................................................     346.4        327.6
Long-term debt...............................................................................     583.2        961.2
Deferred foreign, state and local income taxes...............................................     109.5        121.1
Other liabilities............................................................................     334.2        375.6
                                                                                               --------     --------
                                                                                                4,692.0      5,252.5

Shareholders' Equity:
  Cumulative preferred stock: Authorized 50,000,000 shares, no par value, none issued........        --           --
  Common stock: Authorized 200,000,000 shares, $1 par value per share
    Outstanding 118,436,579 shares and 117,068,833 shares....................................     118.4        117.1
  Capital surplus............................................................................     418.2        398.5
  Cumulative translation adjustments.........................................................     111.2        111.1
  Retained earnings..........................................................................     151.4           --
                                                                                               --------     --------
                                                                                                  799.2        626.7
                                                                                               --------     --------
                                                                                               $5,491.2     $5,879.2
                                                                                               ========     ========

          The accompanying notes to consolidated financial statements are an integral part of the above balance sheets.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN MILLIONS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                   1996         1995          1994
                                                                                  -------     ---------     --------
OPERATING ACTIVITIES
Net income......................................................................  $ 222.6     $   707.9     $1,021.8
Discontinued operations:
  Operating income..............................................................       --        (590.8)      (831.4)
  Gain on sale of ITT Financial operations......................................       --        (403.4)          --
Extraordinary items.............................................................       --         307.0           --
Cumulative effect of accounting changes.........................................       --            --         11.2
                                                                                  -------     ---------     ---------
  Income from continuing operations.............................................    222.6          20.7        201.6
Adjustments to income from continuing operations:
  Depreciation..................................................................    399.4         390.3        343.5
  Amortization..................................................................     33.6          32.9         29.5
  Reserves for divestments -- pretax............................................       --         244.9           --
  Change in receivables, inventories, accounts payable, and accrued expenses....   (136.5)         (6.0)       (18.0)
  Change in accrued and deferred taxes..........................................     78.1          30.6         87.0
  Other, net....................................................................      (.5)        (94.4)        (6.6)
                                                                                  -------     ---------     ---------
Cash from continuing operations.................................................    596.7         619.0        637.0
Cash from (used for) discontinued operations....................................   (123.8)       (411.0)     1,152.0
                                                                                  -------     ---------     ---------
  Cash from operating activities................................................    472.9         208.0      1,789.0
                                                                                  -------     ---------     ---------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.....................................   (406.3)       (449.6)      (407.0)
Acquisitions....................................................................       --         (15.5)      (418.0)
Proceeds from sale of assets....................................................    200.4      12,675.5        853.0
Other, net......................................................................    (16.7)         (2.3)       (15.0)
                                                                                  -------     ---------     ---------
  Cash from (used for) investing activities.....................................   (222.6)     12,208.1         13.0
                                                                                  -------     ---------     ---------
FINANCING ACTIVITIES
Short-term debt, net............................................................   (111.4)       (803.0)       (66.0)
Long-term debt issued...........................................................      1.1         250.0           --
Long-term debt repaid...........................................................    (66.5)       (342.0)      (381.0)
Repayment of ITT Financial obligations..........................................       --     (11,640.0)          --
Repurchase of common stock......................................................    (11.4)        (35.2)    (1,016.0)
Dividends paid..................................................................    (53.4)       (193.3)      (280.4)
Other, net......................................................................     31.1          96.8         (3.9)
                                                                                  -------     ---------     ---------
  Cash used for financing activities............................................   (210.5)    (12,666.7)    (1,747.3)
                                                                                  -------     ---------     ---------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..............................    (12.1)         22.7         28.0
                                                                                  -------     ---------     ---------
Increase (decrease) in cash and cash equivalents................................     27.7        (227.9)        82.7
Cash and cash equivalents -- beginning of year..................................     94.2         322.1        239.4
                                                                                  -------     ---------     ---------
CASH AND CASH EQUIVALENTS -- END OF YEAR........................................  $ 121.9     $    94.2     $  322.1
                                                                                  =======     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest......................................................................  $ 158.7     $   147.0     $  112.0
                                                                                  =======     =========     =========
  Income taxes..................................................................  $  37.1     $   314.0     $  243.0
                                                                                  =======     =========     =========

          The accompanying notes to consolidated financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS,
                       CAPITAL STOCK, AND CAPITAL SURPLUS
                  IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE

                                                                                          RETAINED EARNINGS
                                                                                       YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                   1996        1995          1994
                                                                                  ------     ---------     ---------
Balance -- Beginning of Year....................................................  $   --     $ 6,749.3     $ 7,588.0
  Net income....................................................................   222.6         707.9       1,021.8
  Dividends declared --
    Cumulative preferred stock, net of tax benefit..............................      --         (14.6)        (35.5)
    Common stock -- $.60, $.99, and $1.98 per share.............................   (71.2)       (104.6)       (227.6)
    Common stock of ITT Hartford and ITT Corporation(a).........................      --      (7,338.0)           --
    Common stock of ITT Rayonier................................................      --            --        (621.0)
  Repurchases of common stock...................................................      --            --        (976.4)
                                                                                  ------     ---------     ---------
Balance -- End of Year..........................................................  $151.4     $      --     $ 6,749.3
                                                                                  ======     =========     =========

                                                            CUMULATIVE
                                                         PREFERRED STOCK               COMMON STOCK
                                                      ----------------------     ------------------------     CAPITAL
                                                        SHARES       AMOUNT         SHARES        AMOUNT      SURPLUS
                                                      ----------     -------     ------------     -------     -------
Balance -- December 31, 1993........................   9,581,329     $ 673.2      117,560,877     $ 117.6     $    --
  Redemption of ESOP Series preferred stock.........    (179,555)      (13.4)              --          --          --
  Stock conversions.................................     (99,345)       (4.8)         116,428          .1         4.7
  Stock incentive plans.............................          --          --          283,463          .3        18.0
  Repurchases.......................................          --          --      (12,288,516)      (12.3)      (22.7)
                                                       ---------     -------      -----------     -------     -------
Balance -- December 31, 1994........................   9,302,429       655.0      105,672,252       105.7          --
  Redemption of ESOP Series preferred stock.........    (120,652)       (9.0)              --          --       (10.2)
  Conversion of ESOP Series preferred stock.........  (8,636,231)     (644.2)       9,660,766         9.7       634.5
  Stock conversions.................................    (522,647)       (1.8)         661,671          .7         1.1
  Stock redemption..................................     (22,899)         --               --          --        (1.9)
  Stock incentive plans.............................          --          --        1,451,346         1.4       123.9
  Repurchases.......................................          --          --         (377,202)        (.4)      (34.8)
  Distribution of ITT Hartford and ITT
    Corporation(a)..................................          --          --               --          --      (314.1)
                                                       ---------     -------      -----------     -------     -------
Balance -- December 31, 1995........................          --          --      117,068,833       117.1       398.5
  Stock incentive plans.............................          --          --        1,889,878         1.8        31.7
  Repurchases.......................................          --          --         (522,132)        (.5)      (12.0)
                                                       ---------     -------      -----------     -------     -------
Balance -- December 31, 1996........................          --     $    --      118,436,579     $ 118.4     $ 418.2
                                                       =========     =======      ===========     =======     =======


---------------

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

1.  DISTRIBUTION OF ITT CORPORATION AND ITT HARTFORD

     On December 19, 1995, ITT Corporation, a Delaware corporation ("ITT Delaware") made a distribution (the "Distribution") to its shareholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation which held ITT Delaware's interests in the hospitality, entertainment, and information services businesses ("ITT Destinations") and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation and a wholly-owned subsidiary which held ITT Delaware's interests in the insurance businesses ("ITT Hartford"). Effective December 20, 1995, pursuant to a statutory merger, ITT Delaware merged into ITT Industries, Inc. an Indiana Corporation ("ITT Industries"), with ITT Industries as the surviving corporation (the "Company"), and ITT Destinations then changed its name to ITT Corporation. For purposes of these consolidated financial statements, all references to ITT Corporation and ITT Hartford include those companies, their subsidiaries, affiliated companies and other assets and liabilities that were transferred to those companies.

     In the accompanying consolidated financial statements for all periods presented, ITT Corporation, ITT Hartford, and other previously discontinued operations of the Company are reported as Discontinued Operations.

2.  ACCOUNTING POLICIES

     Consolidation Principles: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     Revenue Recognition: The Company recognizes sales as products are shipped to customers. Sales from long-term contracts are recognized on the percentage of completion method, generally based on the ratio of units delivered to total units. Expected losses on long-term contracts are recognized currently.

     Research and Development: Significant costs are incurred each year in connection with research, development, and engineering programs that are expected to contribute to future earnings. Such costs are charged to income as incurred except to the extent recoverable under existing contracts. Approximately 50% was expended pursuant to customer contracts for each of the three years ended December 31, 1996.

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

     Plant, Property, and Equipment: Plant, property, and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. The Company normally claims the maximum depreciation deduction allowable for tax purposes. In general, for financial reporting purposes, depreciation is provided on a straight-line basis over the useful economic lives of the assets involved as follows: buildings and improvements -- 5 to 40 years, machinery and equipment -- 2 to 10 years and other -- 5 to 40 years. Gains or losses on sale or retirement of assets are included in income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed using undiscounted cash flows. Based upon the Company's review, no impairment has occurred as of December 31, 1996.

     Goodwill: The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $43.2 and $32.0 at December 31, 1996 and 1995, respectively. The Company continually reviews goodwill to assess recoverability from future

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

operations using undiscounted cash flows. Based upon the Company's review, no impairment has occurred as of December 31, 1996.

     Foreign Currency Translation: Balance sheet accounts are translated at the exchange rate in effect at each year-end and income accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the foreign companies are generally the functional currencies. Gains (losses) from foreign currency transactions are reported currently in other operating expenses and were $5.8, $(4.5), and $3.7 in 1996, 1995, and 1994, respectively.

     Derivative Financial Instruments: The Company uses a variety of derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps as a means of hedging exposure to interest rate and foreign currency risks. The Company and its subsidiaries do not utilize these instruments for speculative purposes.

     Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are generally recognized as an adjustment to income. Should the swap be terminated, unrealized gains or losses are generally deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument.

     Foreign exchange contracts and foreign currency swaps are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm foreign currency commitments. Other such foreign exchange contracts and swaps are marked to market on a current basis.

     Environmental Remediation Costs: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are generally included in the balance sheet as "Other liabilities" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries are recorded as "Other assets" when it is probable that a claim will be realized.

     Earnings Per Share: Fully diluted earnings per share is based on the weighted average of common stock and common stock equivalents which include stock options. The proceeds received upon exercise of the options will be used to acquire common stock of the Company. Fully diluted earnings per share, in 1995 and 1994, also reflects the conversion of convertible preferred stock, including the ESOP Series. Net income applicable to fully diluted earnings per share consists of reported net income or loss adjusted, in 1995 and 1994, for the amount, net of tax, that the Company would have to pay, in excess of common stock dividends, to extinguish the related ESOP debt.

     Primary earnings per share is based on the weighted average of common stock and common stock equivalents. Net income applicable to primary earnings per share consists of reported net income adjusted, in 1995 and 1994, for dividend requirements on preferred stock not considered common stock equivalents, net of the related tax benefits. The ESOP was terminated in 1995 and all ESOP series preferred stock was converted to shares of the Company's common stock (see "EMPLOYEE BENEFIT PLANS").

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     Reclassifications: Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

3.  CHANGES IN ACCOUNTING PRINCIPLES

     In 1994, the Company made several accounting changes, all of which were included in cumulative effect of accounting changes and related solely to Discontinued Operations. During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, the Company's portfolios were classified as "available for sale" and accordingly, investments were reflected at fair value with the corresponding impact included as a component of shareholders' equity.

     The amortized cost basis of mortgage-backed interest-only investments that were determined to have other-than-temporary impairment losses at the time of initial adoption of SFAS 115 was written down to fair value. The writedown totaled $36.5 after tax or $.29 per fully diluted share.

     Also in the first quarter of 1994, the Company changed its method used to discount long-term tabular workers' compensation liabilities from a statutory interest rate to an appropriate market interest rate. A benefit of $42.2 after tax or $.33 per fully diluted share was recorded.

     During the fourth quarter of 1994, the Company changed its method of accounting to expense certain marketing and start-up costs at ITT Educational Services, which had previously been deferred and amortized. A charge of $16.9 after tax or $.13 per fully diluted share was recorded.

     The Company's cash flows were not impacted by these changes in accounting principles.

4.  RECEIVABLES

     Receivables consist of the following:

                                                                                               DECEMBER 31,
                                                                                           ---------------------
                                                                                             1996         1995
                                                                                           --------     --------
    Trade................................................................................  $1,194.3     $1,254.0
    Accrued for completed work...........................................................      32.5         42.0
    Less -- reserves.....................................................................     (37.0)       (39.3)
                                                                                           --------     --------
                                                                                           $1,189.8     $1,256.7
                                                                                           ========     ========

5.  INVENTORIES

     Inventories consist of the following:

                                                                                               DECEMBER 31,
                                                                                           ---------------------
                                                                                             1996         1995
                                                                                           --------     --------
    Finished goods.......................................................................  $  401.6     $  417.1
    Work in process......................................................................     434.7        421.1
    Raw materials........................................................................     301.2        333.4
    Less -- reserves.....................................................................     (81.6)       (85.3)
        -- progress payments.............................................................    (199.0)      (177.9)
                                                                                           --------     --------
                                                                                           $  856.9     $  908.4
                                                                                           ========     ========

6.  OTHER CURRENT ASSETS

     At December 31, 1996, other current assets consist primarily of advance payments on contracts and prepaid expenses. At December 31, 1995, other current assets consist mainly of tax refund claims, advance payments on contracts, and other prepaid expenses.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

7.  PLANT, PROPERTY, AND EQUIPMENT

     Plant, property, and equipment consist of the following:

                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                           1996          1995
                                                                                         ---------     ---------
    Land and improvements..............................................................  $   101.7     $   116.2
    Buildings and improvements.........................................................      807.7         887.3
    Machinery and equipment............................................................    3,448.7       3,423.7
    Construction work in progress......................................................      264.5         296.8
    Other..............................................................................      469.2         331.4
                                                                                         ----------    ----------
                                                                                           5,091.8       5,055.4
    Less -- accumulated depreciation and amortization..................................   (2,925.1)     (2,819.6)
                                                                                         ----------    ----------
                                                                                         $ 2,166.7     $ 2,235.8
                                                                                         ==========    ==========

8.  OTHER ASSETS

     At December 31, 1996, other assets consist primarily of prepaid pension and employee benefit plan costs, equity investments, and expected recoveries from third parties in relation to environmental and other claims. At December 31, 1995, other assets consist mainly of prepaid pension and employee benefit plan costs, equity investments, tax refund claims, and expected recoveries from third parties in relation to environmental and other claims.

9.  INCOME TAX

     Income tax data from continuing operations is as follows:

                                                                                    1996       1995       1994
                                                                                   ------     ------     -------
    Pretax income
      U.S........................................................................  $141.2     $(81.5)    $ 186.2
      Foreign....................................................................   229.8      152.4       162.9
                                                                                   ------     ------     -------
                                                                                   $371.0     $ 70.9     $ 349.1
                                                                                   ======     ======     =======
    Provision (benefit) for income tax
    Current
      U.S. Federal...............................................................  $ 55.8     $  9.3     $ 170.4
      State and local............................................................     5.4        7.9         2.9
      Foreign....................................................................    88.9       37.5        83.7
                                                                                   ------     ------     -------
                                                                                    150.1       54.7       257.0
                                                                                   ------     ------     -------
    Deferred
      U.S. Federal...............................................................    (2.1)     (28.0)      (98.0)
      State and local............................................................     (.3)        .1         (.7)
      Foreign and other..........................................................      .7       23.4       (10.8)
                                                                                   ------     ------     -------
                                                                                     (1.7)      (4.5)     (109.5)
                                                                                   ------     ------     -------
    Total income tax expense.....................................................  $148.4     $ 50.2     $ 147.5
                                                                                   ======     ======     =======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

                                                                                         1996     1995     1994
                                                                                         ----     ----     ----
    Tax provision at U.S. statutory rate...............................................  35.0%    35.0%    35.0%
    Foreign tax rate differential......................................................  2.5      3.5      4.0
    Taxes on repatriation of foreign earnings..........................................  3.1      26.5     2.7
    State income taxes, net of Federal benefit.........................................   .9      7.3       .4
    Other..............................................................................  (1.5)    (1.5)     .2
                                                                                         ----     ----     ----
    Effective income tax expense rate..................................................  40.0%    70.8%    42.3%
                                                                                         ====     ====     ====

     Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes. The December 31, 1996 and 1995 balance sheets include net U.S. Federal deferred tax assets of $205.1 and $217.7, respectively, and net foreign and other deferred tax liabilities of $(109.5) and $(121.1), respectively.

     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                                                                    DECEMBER 31,
                                                                     -------------------------------------------
                                                                            1996                    1995
                                                                     -------------------     -------------------
                                                                      U.S.       FOREIGN      U.S.       FOREIGN
                                                                     FEDERAL     & OTHER     FEDERAL     & OTHER
                                                                     -------     -------     -------     -------
    Employee benefits..............................................  $120.9      $ 31.4      $119.4      $ 29.9
    Accelerated depreciation.......................................   (41.7)     (153.7)      (42.2)     (172.1)
    Reserves.......................................................    87.0        16.3       120.4        40.2
    Long-term contracts............................................    14.9          --        11.1          --
    Uniform capitalization.........................................    12.6          --        15.5          --
    Other..........................................................    11.4        (3.5)       (6.5)      (19.1)
                                                                     ------      -------     ------      -------
                                                                     $205.1      $(109.5)    $217.7      $(121.1)
                                                                     ======      =======     ======      =======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of approximately $549.4 since these amounts are permanently reinvested.

     As of December 31, 1996, the company has approximately $7.2 of foreign tax credit carryforwards available to reduce future tax liabilities. These credits will expire December 31, 2001.

     Shareholders' equity at December 31, 1996 and 1995 reflects tax benefits related to the exercise of stock options of approximately $5.7 and $22.5, respectively.

10.  DEBT

     Debt consists of the following:

                                                                                               DECEMBER 31,
                                                                                           ---------------------
                                                                                             1996         1995
                                                                                           --------     --------
    Commercial paper.....................................................................  $     --     $  295.0
    Bank loans and other short-term......................................................     488.1        171.9
    Long-term............................................................................     930.7      1,139.8
                                                                                           --------     --------
                                                                                            1,418.8      1,606.7
    Less -- current maturities...........................................................    (835.6)      (645.5)
                                                                                           --------     --------
                                                                                           $  583.2     $  961.2
                                                                                           ========     ========

     The weighted average interest rate for bank loans and other short-term borrowings was 3.69% and 5.39% at December 31, 1996 and 1995, respectively. The weighted average interest rate for commercial paper was 5.76% at December 31, 1995. The fair value of the Company's commercial paper and bank

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

loans and other short-term loans approximates carrying value. The estimated fair value of long-term debt at December 31, 1996 and 1995 was $989.9 and $1.2 billion, respectively, based on discounted cash flows using the Company's incremental borrowing rates for similar arrangements. The Company maintains a revolving credit agreement which expires in November, 2000, with sixty-one domestic and foreign banks providing aggregate commitments of $1.5 billion. These commitments, which were unused at December 31, 1996, were made to ITT Industries and certain of its subsidiaries and are intended to assure their working capital needs and for general corporate purposes. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (LIBOR), plus a spread dependent on the Company's debt rating. The provisions of these agreements require the Company to maintain certain financial ratios and restrict indebtedness. Commitment fees on these revolving credit agreements range from .060% to .150% of the total commitment, based on the Company's current debt ratings.

     Long-term debt maturities and interest rate percentages as of December 31, 1996 were:

                                           BELOW      6.0-       7.0-       8.0-      9.0-       OVER
                                            6.0       6.99       7.99       8.99      9.99       10.0       TOTAL
                                           -----     ------     ------     ------     -----     ------     --------
    1997.................................  $6.5      $ 16.5     $157.1     $ 28.1     $26.1     $109.4     $  343.7
    1998.................................   1.4        26.4         .2       36.0        --         --         64.0
    1999.................................   1.2        15.8         --         .1        --       29.9         47.0
    2000.................................    .7          --         --         .1        --         --           .8
    2001.................................    .1        58.6         --       13.4      18.5         --         90.6
    Thereafter...........................    .7        75.6      286.5       41.3      31.9         --        436.0
                                           -----     ------     ------     ------     -----     ------     --------
    Total -- 1996........................  $10.6     $192.9     $443.8     $119.0     $76.5     $139.3     $  982.1
                                           =====     ======     ======     ======     =====     ======     ========
    Total -- 1995........................  $64.9     $209.5     $476.6     $220.8     $81.8     $156.8     $1,210.4
                                           =====     ======     ======     ======     =====     ======     ========

     The above balances as of December 31, 1996 and 1995 include amortizable debt discounts of $51.4 and $70.6, respectively. Assets pledged to secure indebtedness (including mortgage loans) amount to approximately $15.7 as of December 31, 1996.

11.  EARLY EXTINGUISHMENT OF DEBT

     In 1995, the Company announced the completion of a tender offer for an aggregate of $4.1 billion of its debt securities, with $3.4 billion, or 82% of the aggregate principal amount, having been tendered. The tender offer was financed with the proceeds of commercial paper borrowings of approximately $3.7 billion. The tender offer resulted in the Company paying a tender premium of $307.0 after tax ($472.3 pretax) or $2.61 per fully diluted share in the third quarter of 1995. This charge was recorded as an extraordinary loss on the early extinguishment of debt.

12.  CAPITAL STOCK

     ITT Industries has authority to issue an aggregate of 250,000,000 shares of capital stock, of which 200,000,000 have been designated as "Common Stock" having a par value of $1 per share and 50,000,000 have been designated as "Preferred Stock" not having any par or stated value. Of the shares of Preferred Stock, 300,000 shares have initially been designated as "Series A Participating Cumulative Preferred Stock" (the "Series A Stock"). Such Series A Stock is issuable pursuant to the provisions of a Rights Agreement dated as of November 1, 1995 between ITT Industries and The Bank of New York, as Rights Agent (the "Rights Agreement"). Capitalized terms herein not otherwise defined are as defined in the Rights Agreement.

     The rights issued pursuant to the Rights Agreement (the "Rights") are currently attached to, and trade with, the Common Stock. The Rights Agreement provides, among other things, that if any person acquires more than 15% of the outstanding Common Stock, the Rights will entitle the holders other than the Acquiring Person (or its Affiliates or Associates) to purchase Series A Stock at a significant discount

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

to its market value. Rights beneficially owned by the Acquiring Person, including one of its Affiliates or Associates, become null and void and nontransferable. Rights generally are exercisable at any time after the Distribution Date and at or prior to the earlier of the 10th anniversary of the date of the Rights Agreement or the Redemption Date. The Company may, subject to certain exceptions, redeem the Rights as provided for in the Rights Agreement. Each 1/1,000th of a share of Series A Stock would be entitled to vote and participate in dividends and certain other distributions on an equivalent basis with one share of Common Stock.

     During 1996, an independent agent purchased 522,132 shares of Common Stock at then market prices to satisfy stock option exercises. In 1995, the Company repurchased 377,202 common shares for $35.2. During 1994, the Company repurchased 12,288,516 common shares for $1.0 billion. The excess over par value was charged to capital surplus to the extent available and then to retained earnings. The 1995 and 1994 common shares were repurchased under a systematic stock repurchase program implemented in 1994.

     At December 31, 1994, there were 8,756,883 shares of ESOP series preferred stock outstanding with a stated value of $653.2. In 1995, the Company terminated the ESOP portion of the Company's Investment and Savings Plan and the trustee of the ESOP converted the preferred stock held by the trustee to 9,660,766 shares of the Company's common stock.

     At December 31, 1994, there were 545,546 Series N preferred shares outstanding which were redeemed in 1995.

     As of December 31, 1996, 26,711,429 shares of Common Stock were held in treasury.

13.  FOREIGN CURRENCY

     Translation adjustments recorded as a separate component of shareholders' equity were:

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                   1996       1995        1994
                                                                                  ------     -------     -------
    Balance -- Beginning of year................................................  $111.1     $(112.7)    $(205.9)
      Translation of foreign currency financial statements......................   (11.7)       30.8       110.1
      Hedges of net foreign investments.........................................    11.8        (1.0)      (16.9)
      Distribution of ITT Corporation and ITT Hartford..........................      --       194.0          --
                                                                                  ------     -------     -------
    Balance -- End of year......................................................  $111.2     $ 111.1     $(112.7)
                                                                                  ======     =======     =======

14.  LEASES AND RENTALS

     As of December 31, 1996, minimum rental commitments under operating leases were $108.8, $95.5, $82.5, $67.1, and $59.7 for 1997 through 2001, respectively.
For the remaining years, such commitments amounted to $94.7, aggregating total minimum lease payments of $508.3.

     Rental expenses under operating leases were $92.8, $86.9, and $73.8 for 1996, 1995, and 1994, respectively.

15.  MISCELLANEOUS EXPENSE

     Miscellaneous expense includes the following:

                                                                                   1996       1995        1994
                                                                                  ------     -------     -------
    Provision for loss on disposition of businesses.............................  $   --     $(235.5)    $ (17.7)
    Other expense...............................................................    (1.1)       (4.6)       (3.2)
                                                                                  ------     -------     -------
                                                                                  $ (1.1)    $(240.1)    $ (20.9)
                                                                                  ======     =======     =======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

16.  EMPLOYEE BENEFIT PLANS

     Pension Plans: The Company and its subsidiaries sponsor numerous pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments, and real estate.

     Total pension expense for 1996, 1995, and 1994 was:

                                                                                  1996        1995        1994
                                                                                 -------     -------     -------
    Defined Benefit Plans
      Service cost.............................................................  $  68.4     $  68.0     $  78.2
      Interest cost............................................................    239.1       239.7       218.4
      Return on assets
        Actual.................................................................   (387.2)     (425.7)      (44.2)
        Deferred...............................................................    176.8       222.9      (150.9)
      Net amortization.........................................................     27.3         5.4        20.5
                                                                                  ------     -------     -------
      Net periodic pension cost................................................    124.4       110.3       122.0
      Other....................................................................      3.9         4.0         3.8
                                                                                  ------     -------     -------
    Total pension expense......................................................  $ 128.3     $ 114.3     $ 125.8
                                                                                  ======     =======     =======

     U.S. pension expense included in the net periodic pension cost in the table above was $58.4, $42.7, and $60.0 for 1996, 1995, and 1994, respectively.

     The following table sets forth the funded status of the Company's pension plans, amounts recognized in the Company's balance sheets, and the principal weighted average assumptions inherent in their determination:

                                                                   DECEMBER 31, 1996        DECEMBER 31, 1995
                                                                  --------------------     --------------------
                                                                  DOMESTIC     FOREIGN     DOMESTIC     FOREIGN
                                                                  --------     -------     --------     -------
    Actuarial present value of benefit obligations:
      Vested benefit obligation.................................  $2,190.7     $ 799.8     $2,152.7     $ 829.0
                                                                  ========     =======     ========     =======
      Accumulated benefit obligation............................  $2,303.1     $ 826.8     $2,265.6     $ 858.8
                                                                  ========     =======     ========     =======
    Projected benefit obligation................................  $2,462.7     $ 851.0     $2,424.4     $ 936.5
    Plan assets at fair value...................................  2,441.8        183.3     2,242.9        193.2
                                                                  --------     -------     --------     -------
    Projected benefit obligation in excess
      of plan assets............................................    (20.9)      (667.7)     (181.5)      (743.3)
    Unrecognized net (gain)/loss................................    132.9        (58.7)      321.1         (8.6)
    Unrecognized net (asset)/obligation.........................    (17.2)        24.6       (26.1)        31.2
                                                                  --------     -------     --------     -------
    Pension asset (liability) recognized in the balance sheet
      (net).....................................................  $  94.8      $(701.8)    $ 113.5      $(720.7)
                                                                  ========     =======     ========     =======
    Discount rate...............................................    7.75%        7.29%       7.50%        7.66%
    Rate of return on invested assets...........................    9.75%        9.33%       9.75%        9.22%
    Salary increase assumption..................................    5.00%        2.91%       5.00%        4.23%

     For substantially all domestic plans, assets exceed accumulated benefits, and for the larger foreign plans, accumulated benefits exceed the related assets.

     Savings Plans: The Company sponsors numerous savings plans which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $16.7, $14.7, and $14.0 for the years ended 1996, 1995, and 1994, respectively.

     The ITT Investment and Savings Plan for Salaried Employees (the "Plan") included an Employee Stock Ownership Plan ("ESOP") feature. In connection with the Distribution, the Company terminated

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

the ESOP portion of the Plan. As a result of the termination, in 1995, the trustee of the ESOP converted the preferred stock held by the trustee to Company common stock. The trustee then completed the sale of 5.3 million shares into the open market. The sales proceeds were used to repay the debt associated with the ESOP and the remainder was allocated pro rata to participants in the Plan. The Company changed the name of the Plan to the ITT Industries Investment and Savings Plan for Salaried Employees and transferred the balances related to employees of ITT Corporation and ITT Hartford to plans created by those companies.

     Postretirement Health and Life: The Company and its subsidiaries provide health care and life insurance benefits for certain eligible retired employees.

     The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The plan's assets are comprised of a broad range of domestic and foreign securities, fixed income investments, and real estate. Postretirement health care and life insurance benefits expense was comprised of the following in 1996, 1995, and 1994:

                                                                                     1996       1995       1994
                                                                                    ------     ------     ------
    Service cost..................................................................  $ 10.4     $  8.3     $  8.5
    Interest cost.................................................................    34.9       31.9       29.5
    Return on assets
      Actual......................................................................   (19.8)     (29.7)       2.7
      Deferred....................................................................     5.7       17.9      (13.7)
    Net amortization..............................................................    (4.7)      (6.1)      (4.3)
                                                                                     -----      -----      -----
      Net postretirement benefit expense..........................................    26.5       22.3       22.7
    Gains from curtailments.......................................................    (5.3)        --         --
                                                                                     -----      -----      -----
    Net expense...................................................................  $ 21.2     $ 22.3     $ 22.7
                                                                                     =====      =====      =====

     The following table sets forth the funded status of the postretirement benefit plans other than pensions, amounts recognized in the Company's balance sheet, and the principal weighted average assumptions inherent in their determination:

                                                                                               DECEMBER 31,
                                                                                            -------------------
                                                                                             1996        1995
                                                                                            -------     -------
    Accumulated postretirement benefit obligation.........................................  $ 480.7     $ 440.3
    Plan assets at fair value.............................................................    163.0       150.2
                                                                                            -------     -------
    Accumulated postretirement benefit obligation in excess of plan assets................   (317.7)     (290.1)
    Unrecognized net (gain)/loss..........................................................      5.8        (1.0)
    Unrecognized past service liability...................................................    (34.5)      (36.5)
                                                                                            -------     -------
    Liability recognized in the balance sheet.............................................  $(346.4)    $(327.6)
                                                                                            =======     =======
    Discount rate.........................................................................     7.75%       7.50%
    Rate of return on invested assets.....................................................     9.75%       9.75%
    Ultimate health care trend rate.......................................................     6.00%       6.00%

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 9.3% for 1996, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the accumulated postretirement benefit obligation by $46.6 and the annual expense by $5.5. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

17.  DISCONTINUED OPERATIONS

     Summarized income statement data for ITT Corporation and ITT Hartford is as follows (data for 1995 reflects earnings through December 19, 1995, and for 1994, reflects earnings for the full year):

    ITT CORPORATION

                                                                                           1995          1994
                                                                                         ---------     ---------
    Revenues...........................................................................  $ 6,154.7     $ 4,760.3
    Operating income...................................................................      602.0         292.6
    Income before cumulative effect of accounting changes..............................      154.8          74.1

    ITT HARTFORD

                                                                                           1995          1994
                                                                                         ---------     ---------
    Revenues...........................................................................  $11,726.7     $11,102.2
    Operating income...................................................................      692.7         852.3
    Income before cumulative effect of accounting changes..............................      535.2         632.0

     Company interest expense was allocated to Discontinued Operations based upon the amount of debt to be repaid with the proceeds from those operations or refinanced by those operations. In addition, results of Discontinued Operations included $109.2 of legal and advisory fees, taxes, and other costs related to the Distribution and $39.0 after tax of severance and other costs related to the restructuring of the Company's headquarters operations in connection with the Distribution.

     As a result of the Distribution, the Discontinued Operations were not included in the consolidated Federal income tax return of ITT Industries after December 19, 1995. The allocation of the tax burdens and benefits, which occurred on or prior to December 19, 1995, were determined in accordance with a tax allocation agreement between the Company, ITT Hartford, and ITT Corporation.

     In 1995, gross proceeds totalling $12.7 billion were realized from the sale of the businesses comprising ITT Financial. Proceeds from these transactions were used primarily to repay ITT Financial debt. The Company recognized an after tax gain of $403.4 ($667.3 pretax) or $3.44 per fully diluted share in the second quarter of 1995, including a provision for the remaining asset sales and closedown costs of ITT Financial.

     Summarized income statement data is as follows:

                                                                                             1995        1994
                                                                                            ------     --------
    Revenues..............................................................................  $476.3     $1,451.8
    Operating income......................................................................    79.8        162.5
    Income before cumulative effect of accounting changes.................................    49.0        113.6
    Gain on sale, net of tax..............................................................   403.4           --

     On February 28, 1994, all of the shares of common stock of ITT Rayonier, ITT Delaware's wholly-owned Forest Products subsidiary (approximately 29.6 million shares) were distributed to holders of Company common stock and holders of Company cumulative preferred stock, $2.25 Convertible Series N, on the basis of one share of Rayonier common stock for every four shares of Company common stock held and one share of Rayonier common stock for every 3.1595 shares of Company Series N held. Sales and income from Rayonier operations totaled $147.0 and $11.7, respectively, for the two months ended February 28, 1994.

18.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses a variety of derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps as a means of hedging exposure to interest rate and foreign currency risks.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     The Company's credit risk associated with these interest rate and foreign exchange contracts is generally limited to the unrealized gain on those contracts with a positive fair value, reduced by the effects of master netting agreements, should any counterparty fail to perform as contracted. The counterparties to the Company's derivative contracts consist of a number of major international financial institutions. The Company continually monitors its positions with, and the credit quality of, these financial institutions and does not expect non-performance by any counterparty.

     Financing Strategies and Interest Rate Risk Management: ITT Industries maintains a global debt portfolio to fund its operations. The Company and its subsidiaries use interest rate swaps and cross currency interest rate swaps in order to effectively manage the Company's debt portfolio and related financing costs.

     At December 31, 1996, the Company held interest rate swaps with notional principal values totaling 410 million Deutsche marks. These swaps, with original maturities ranging from 1998 to 2000, require the Company to pay fixed rates averaging approximately 6.8% and receive floating rates based on German LIBOR, which averaged approximately 3.2% and 4.1% at December 31, 1996 and 1995, respectively. Certain of these swaps, with notional principal values totaling 260 million Deutsche marks, have been recorded at fair value as they are no longer effective as hedges. These swaps will be terminated in 1997.

     The cross currency interest rate swaps, with notional values totalling approximately $506 and maturities ranging from one year to twenty-five years, effectively convert specific long-term U.S. dollar denominated fixed rate borrowings with an average interest rate of approximately 8.9% to equivalent Deutsche mark denominated variable rate debt (based on German LIBOR) with an average interest rate of approximately 6.2% on December 31, 1996.

     Foreign Currency Risk Management: ITT Industries has significant foreign operations and conducts business in various foreign currencies. ITT Industries and its subsidiaries may periodically hedge net investments in currencies other than their own functional currency, and contractual non-functional currency cash flows and obligations, including intercompany financings. ITT Industries regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

     At December 31, 1996, ITT Industries held foreign currency forward and swap contracts with notional amounts totalling approximately $1.2 billion to hedge foreign currency exposures. Approximately $.9 billion of these contracts represent cross currency contracts to sell one foreign currency for another foreign currency. The Company's most significant foreign currency exposures are in Belgian francs and German marks. These contracts all have maturities prior to July 31, 1998, with the majority of the contracts maturing within one year.

     Fair Value of Derivative Financial Instruments: The fair values of the Company's derivative financial instruments are as follows:

                                                                                    (PAYABLE)/RECEIVABLE
                                                                         -------------------------------------------
                                                                            DEC. 31, 1996           DEC. 31, 1995
                                                                         -------------------     -------------------
                                                                         CARRYING      FAIR      CARRYING      FAIR
                                                                          AMOUNT      VALUE       AMOUNT      VALUE
                                                                         --------     ------     --------     ------
    Interest rate swaps................................................   $(13.3)     $(22.4)     $   --      $(22.3)
    Cross currency interest rate swaps.................................   $ 11.0      $ 13.5      $   --      $   --
    Currency swaps/forwards............................................   $(12.0)     $(15.2)     $(30.8)     $(41.3)
                                                                          ======      ======      ======      ======

     The following method and assumptions were used to estimate the fair value of these derivative financial instruments:

     Currency and Interest Rate Swap Agreements: The fair value of currency and interest rate swap agreements is estimated based on quotes from the market makers of these instruments and represents

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

the estimated amounts that the Company would expect to receive or pay to terminate the agreements at the reporting date.

     Foreign Exchange Contracts: The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

19.  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are involved in various legal actions including those related to government contracts and environmental matters. Some of these actions include claims for substantial amounts. Reserves have been established where the outcome is probable and can be reasonably estimated. While the ultimate result of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

     In the ordinary course of business, and similar to other industrial companies, ITT Industries is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. As of December 31, 1996, ITT Industries or its subsidiaries are responsible, or are alleged to be responsible for environmental investigation and remediation at sites in North America and Europe. ITT Industries has received notice that it is considered a potentially responsible party ("PRP") at a number of those sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"or "Superfund") or its state equivalent. In many of these proceedings, ITT Industries' liability is considered de minimis. In Glendale, California, ITT Industries is involved in an EPA administrative proceeding relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRP's who is alleged by the EPA to have contributed to the contamination of the aquifer. Currently, ITT Industries is involved in an allocation among the PRP's to fund the clean-up required by the EPA. ITT Industries has filed a suit against its insurers for recovery of the costs it has incurred in connection with this and other environmental matters.

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in the "Accounting Policies". In management's opinion, the total amounts accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and ITT Industries' share, if any, of liability for such problems, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

20.  STOCK INCENTIVE PLANS

     The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods. Certain options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or over a three-year period commencing with the date of grant. The remaining options become exercisable over a three-year period commencing with the date of the grant. The exercise price per share is the fair market value on the date each option is granted. During 1996, the Company made shares available for the exercise of stock options from shares held by the Company in treasury and from purchasing shares in the open market. Management's current intention is to make shares available for the exercise of stock options by purchasing shares in the open market.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     A summary of the status of the Company's stock option incentive plans as of December 31, 1996, 1995, and 1994, and changes during the years then ended is presented below (shares in thousands):

                                            1996                       1995                       1994
                                  -------------------------  -------------------------  -------------------------
                                           WEIGHTED-AVERAGE           WEIGHTED-AVERAGE           WEIGHTED-AVERAGE
                                  SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                                  -------  ----------------  -------  ----------------  -------  ----------------
Outstanding at beginning of
  year...........................  11,619       $15.76         5,588      $  73.60        3,514       $71.60
Granted..........................   2,114        25.32         2,148        108.07        2,212        84.14
Exercised........................  (1,879)       15.08        (1,478)        66.47         (260)       49.66
Canceled or expired..............     (90)       24.11        (4,087)        88.59         (182)       68.25
ITT Corporation and ITT Hartford
  spin-off adjustment............      --           --         9,448            --           --           --
Rayonier spin-off adjustment.....      --           --            --            --          304           --
                                  -------       ------       -------       -------      -------       ------
Outstanding at end of year.......  11,764       $17.53        11,619      $  15.76        5,588       $73.60
                                  =======       ======       =======       =======      =======       ======
Options exercisable at
  year-end.......................   7,817       $15.14         6,942      $  13.85        1,914       $54.14
                                  =======       ======       =======       =======      =======       ======
Weighted-average fair value of
  options granted during the
  year........................... $  6.87                    $ 30.01                    $ 25.13
                                  =======                    =======                    =======

     The Company accounts for these plans pursuant to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                               1996       1995
                                                                                              ------     ------
    Net income
      As reported...........................................................................  $222.6     $707.9
      Pro forma.............................................................................   214.8      705.1
    Primary earnings per share
      As reported...........................................................................  $ 1.85     $ 6.16
      Pro forma.............................................................................    1.78       6.14
    Fully diluted earnings per share
      As reported...........................................................................  $ 1.85     $ 5.93
      Pro forma.............................................................................    1.78       5.91

     Because the method of accounting prescribed by SFAS 123 is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma effect may not be representative of that expected in future years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 1996, 1995, and 1994: dividend yield of 2.40%; expected volatility of 23%; expected life of six years; and risk-free interest rate of 6.15%, 6.46%, and 7.40%, respectively.

     In December 1995, in conjunction with the Distribution, those individuals who became employees of ITT Hartford and ITT Corporation were offered substitute awards in the respective stock of their new employer, and any stock awards or options held by them in respect of ITT Industries are reflected as canceled in the table above. For the remaining holders of unexercised options, including employees of ITT Industries, retirees, and certain other former employees of the Company, the number of shares subject to options was increased and the option exercise price was decreased immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to Distribution.

     In March 1994, the number and exercise price of all options then outstanding were similarly adjusted to recognize the effect of the Rayonier spin-off.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

         DOLLARS IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED

     The following table summarizes information about the Company's stock options at December 31, 1996 (shares in thousands):

                                  OPTIONS OUTSTANDING
                    ------------------------------------------------         OPTIONS EXERCISABLE
                               WEIGHTED-AVERAGE                          ---------------------------
   RANGE OF                       REMAINING         WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
EXERCISE PRICES     NUMBER     CONTRACTUAL LIFE      EXERCISE PRICE      NUMBER      EXERCISE PRICE
---------------     ------     ----------------     ----------------     ------     ----------------
 $   7.91- 9.89      1,716     4.2 years....             $ 8.76          1,716           $ 8.76
    12.80-17.91      5,042     7.3 years....              15.71          4,473            15.70
    20.32-28.38      5,006     8.7 years....              22.36          1,628            20.32
                    ---------
                        --
                                                                         ------
                    11,764     .............                             7,817
                    ===========                                          ======

     As of December 31, 1996, 2,964,000 shares were available for future grants. Effective January 1, 1997, option shares available for future grants increased to 5,142,000 as a result of the allotment formula established in the 1994 Incentive Stock Plan. The incentive stock plans also provide for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged, or pledged. During 1996, pursuant to the ITT Industries, Inc. 1996 Restricted Stock Plan for Non-Employee Directors, the Company awarded 10,396 restricted shares with five-year restriction periods, in lieu of the annual retainer for such directors.

                          BUSINESS SEGMENT INFORMATION
                                  IN MILLIONS

                                                       NET SALES                           OPERATING INCOME
                                           ----------------------------------     ----------------------------------
                                             1996         1995         1994         1996         1995         1994
                                           --------     --------     --------     --------     --------     --------
    Automotive.........................    $5,492.6     $5,574.8     $4,667.5     $  337.1     $  343.6     $  336.5
    Defense & Electronics..............     1,571.6      1,559.3      1,498.9        110.2         96.6         95.8
    Fluid Technology...................     1,301.3      1,248.0      1,124.5        113.2        112.8         99.2
    Dispositions and other.............       352.6        502.1        466.8          1.5         (9.3)       (34.4)
                                           --------     --------     --------     --------     --------     --------
      Total segments...................     8,718.1      8,884.2      7,757.7        562.0        543.7        497.1
    Other..............................          --           --           --        (53.6)       (97.5)       (79.4)
                                           --------     --------     --------     --------     --------     --------
                                           $8,718.1     $8,884.2     $7,757.7     $  508.4     $  446.2     $  417.7
                                           ========     ========     ========     ========     ========     ========

                                       IDENTIFIABLE ASSETS          GROSS PLANT ADDITIONS           DEPRECIATION
                                 -------------------------------   ------------------------   ------------------------
                                   1996       1995       1994       1996     1995     1994     1996     1995     1994
                                 --------   --------   ---------   ------   ------   ------   ------   ------   ------
    Automotive.................  $2,857.7   $2,901.9   $ 2,732.5   $256.7   $275.9   $272.1   $240.8   $237.2   $204.6
    Defense & Electronics......     797.1      817.7       783.5     60.1     69.3     54.5     64.9     62.4     56.9
    Fluid Technology...........     779.9      807.0       727.8     45.1     46.9     43.4     40.7     40.0     37.9
    Dispositions and other ....     512.7      600.4       678.4     44.1     58.5     48.7     50.9     49.6     43.8
                                 --------   --------   ---------   ------   ------   ------   ------   ------   ------
      Total segments...........   4,947.4    5,127.0     4,922.2    406.0    450.6    418.7    397.3    389.2    343.2
    Net Assets of Discontinued
      Operations...............        --         --     5,458.0       --       --       --       --       --       --
    Other......................     543.8      752.2       655.0      3.4      3.1       .2      2.1      1.1       .3
                                 --------   --------   ---------   ------   ------   ------   ------   ------   ------
                                 $5,491.2   $5,879.2   $11,035.2   $409.4   $453.7   $418.9   $399.4   $390.3   $343.5
                                 ========   ========   =========   ======   ======   ======   ======   ======   ======

     Automotive: ITT Automotive is one of the largest independent suppliers of systems and components to vehicle manufacturers worldwide and also supplies related products to the aftermarket. Through operations located in Europe, North America, and South America, and joint ventures and licensees in Asia, ITT Automotive designs, engineers, and manufactures a broad range of automotive systems and components under two major worldwide product groupings.

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

     Sales to two customers (General Motors Corporation and Ford Motor Corporation) accounted for approximately 40%, 42%, and 44% of 1996, 1995, and 1994 sales, respectively.

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

     Companies in the electronics sector of this segment operate in several European countries, Japan, and North America and produce a wide variety of electronic connectors, switches, and components which are used in industrial, professional, and telecommunications equipment as well as in consumer appliances and automobiles. Approximately 64%, 65%, and 66% of 1996, 1995, and 1994 sales, respectively, were to governmental entities, of which approximately 86%, 90%, and 90%, respectively, were to the U.S. government.

     Fluid Technology: ITT Fluid Technology is a worldwide enterprise engaged in the design, development, production, and sale of products, systems and services used to move, handle, transfer, control, and contain fluids of all kinds. ITT Fluid Technology is a leading supplier of pumps, valves, heat exchangers, mixers, instruments, and controls for management of fluids, with sales in more than 100 countries.

     The majority of ITT Fluid Technology's sales are in North America and Western Europe. Principal markets are water and wastewater treatment, industrial and process, and construction.

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

       GEOGRAPHICAL INFORMATION (BY COUNTRY OF ORIGIN) -- TOTAL SEGMENTS
                                  IN MILLIONS

                                           NET SALES                  OPERATING INCOME            IDENTIFIABLE ASSETS
                                 ------------------------------   ------------------------   ------------------------------
                                   1996       1995       1994      1996     1995     1994      1996       1995       1994
                                 --------   --------   --------   ------   ------   ------   --------   --------   --------
U.S............................. $4,388.7   $4,497.4   $4,064.6   $270.6   $254.6   $223.9   $2,401.3   $2,457.3   $2,463.1
Western Europe..................  3,818.0    3,832.1    3,204.6    234.1    260.6    223.7    2,207.1    2,354.9    2,167.9
Canada and Other................    511.4      554.7      488.5     57.3     28.5     49.5      339.0      314.8      291.2
                                 --------   --------   --------   ------   ------   ------   --------   --------   --------
Total Segments.................. $8,718.1   $8,884.2   $7,757.7   $562.0   $543.7   $497.1   $4,947.4   $5,127.0   $4,922.2
                                 ========   ========   ========   ======   ======   ======   ========   ========   ========

                      QUARTERLY RESULTS FOR 1996 AND 1995
                   IN MILLIONS, EXCEPT PER SHARE; (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                           -----------------------------------------------
                                                           MAR. 31      JUNE 30      SEPT. 30     DEC. 31        YEAR
                                                           --------     --------     --------     --------     --------
1996
Net sales................................................  $2,200.9     $2,241.2     $2,044.8     $2,231.2     $8,718.1
Cost of sales(a).........................................   1,907.8      1,907.9     1,755.2       1,912.7      7,483.6
Net income...............................................      40.0         67.7        43.7          71.2        222.6
Net income per share --
  -- Primary(b)..........................................  $    .33     $    .56     $   .36      $    .59     $   1.85
  -- Fully diluted(b)....................................  $    .33     $    .56     $   .36      $    .59     $   1.85
1995
Net sales................................................  $2,247.7     $2,337.3     $2,047.9     $2,251.3     $8,884.2
Cost of sales(a).........................................   1,942.3      2,012.2     1,775.9       1,938.5      7,668.9
Income (loss) from continuing operations.................      44.8         46.3       (54.2)        (16.2)        20.7
Net income (loss)........................................     228.4        611.6      (174.5)         42.4        707.9
Earnings per share --
  Income (loss) from continuing operations
    -- Primary(b)........................................  $    .34     $    .35     $  (.47)     $   (.14)    $    .03
    -- Fully diluted.....................................  $    .34     $    .35     $  (.46)     $   (.14)    $    .09
  Net income (loss)
    -- Primary(b)........................................  $   2.05     $   5.61     $ (1.52)     $    .34     $   6.16
    -- Fully diluted.....................................  $   1.91     $   5.17     $ (1.49)     $    .34     $   5.93

---------------
(a) Includes research, development, and engineering expenses.

(b) Quarterly and full year earnings per share amounts were calculated independently based on the average common equivalent shares applicable to each period. Because of the issuance of common stock upon the exercise of stock options in 1996, and the conversion of ESOP Series preferred stock to common stock in 1995, the sum of the four quarters does not equal the calculation for the full year for either 1996 or 1995.

                                  EXPORT SALES
                                  IN MILLIONS

     In serving its global markets, ITT Industries generates significant export sales, which benefit local economies. Sales of products (including intercompany) manufactured in various countries for shipment to other countries consisted of the following:

               MANUFACTURING                            SALES
                 LOCATION                            DESTINATION                  1996         1995         1994
    -----------------------------------  -----------------------------------    --------     --------     --------
    United States                        Canada                                 $  265.6     $  345.7     $  312.3
                                         Western Europe                             64.0         65.1         44.9
                                         Other                                     169.0        123.0         82.3
                                                                                --------     --------     --------
                                                                                   498.6        533.8        439.5
                                                                                --------     --------     --------
    Canada                               United States                              93.2        192.2        171.8
                                         Other                                      10.8          9.3         10.1
                                                                                --------     --------     --------
                                                                                   104.0        201.5        181.9
                                                                                --------     --------     --------
    Western Europe                       United States                              94.1        120.7         97.6
                                         Western Europe                          1,105.5      1,051.1        837.9
                                         Other                                     269.5        248.7        178.5
                                                                                --------     --------     --------
                                                                                 1,469.1      1,420.5      1,114.0
                                                                                --------     --------     --------
    Other                                                                           43.3         24.6         13.0
                                                                                --------     --------     --------
                                                                                $2,115.0     $2,180.4     $1,748.4
                                                                                ========     ========     ========

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                         ADDITIONS (DEDUCTIONS)
                                                    -----------------------------------------------------------------
                                                                CHARGED TO                  WRITE-OFFS/
                                                     BALANCE     COSTS AND    TRANSLATION    PAYMENTS       BALANCE
                                                    JANUARY 1    EXPENSES     ADJUSTMENT       OTHER      DECEMBER 31
                                                    ---------   -----------   -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 1996
Trade Receivables -- Allowance for doubtful
  accounts......................................... $   39.3      $   3.7       $   (.8)      $  (5.2)     $    37.0
Accumulated depreciation of plant, property, and
  equipment........................................  2,819.6        399.4         (99.4)       (194.5)(a)    2,925.1
YEAR ENDED DECEMBER 31, 1995
Trade Receivables -- Allowance for doubtful
  accounts......................................... $   36.8      $   2.2       $   2.3       $  (2.0)     $    39.3
Accumulated depreciation of plant, property, and
  equipment........................................  2,515.7        390.3          78.5        (164.9)(a)    2,819.6
YEAR ENDED DECEMBER 31, 1994
Trade Receivables -- Allowance for doubtful
  accounts......................................... $   33.0      $   4.3       $   1.0       $  (1.5)     $    36.8
Accumulated depreciation of plant, property, and
  equipment........................................  2,186.0        343.5         144.0        (157.8)(a)    2,515.7

---------------
(a) Principally retirements as well as companies sold during the year.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                         ITT INDUSTRIES, INC.

                                         By         RICHARD J. TOWNSEND

                                         ---------------------------------------
                                                    RICHARD J. TOWNSEND
                                               VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

March 26, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                                       TITLE                                 DATE
-------------------------                                                                ---------------
                                        Chairman, President and Chief                     March 26, 1997
      TRAVIS ENGEN                          Executive and Director
-------------------------
      TRAVIS ENGEN
  (PRINCIPAL EXECUTIVE
        OFFICER)

                                        Senior Vice President and Chief                   March 26, 1997
       HEIDI KUNZ                            Financial Officer
-------------------------
       HEIDI KUNZ
  (PRINCIPAL FINANCIAL
        OFFICER)

      SIGNATURE                TITLE               DATE                SIGNATURE                TITLE               DATE
----------------------    ----------------    ---------------    ----------------------    ----------------    ---------------

     RAND V. ARASKOG          Director        March 26, 1997       S. PARKER GILBERT           Director        March 26, 1997
----------------------                                           ----------------------
   RAND V. ARASKOG                                                 S. PARKER GILBERT

   ROBERT A. BURNETT          Director        March 26, 1997        EDWARD C. MEYER            Director        March 26, 1997
----------------------                                           ----------------------
  ROBERT A. BURNETT                                                 EDWARD C. MEYER

  CURTIS J. CRAWFORD          Director        March 26, 1997         SIDNEY TAUREL             Director        March 26, 1997
----------------------                                           ----------------------
  CURTIS J. CRAWFORD                                                 SIDNEY TAUREL

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION
   3
         (a)  ITT Industries, Inc.'s Articles of
                Incorporation.......................    Incorporated by reference to Exhibit
                                                        3.1 to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
         (b)  Agreement and Plan of Merger dated
                November 1, 1995....................    Incorporated by reference to Exhibit A
                                                        to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
         (c)  Form of Rights Agreement between ITT
                Indiana, Inc. and The Bank of New
                York, as Rights Agent...............    Incorporated by reference to Exhibit 1
                                                        to ITT Industries' Form 8-A dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
         (d)  Articles of Amendment Setting Forth
                the Designations, Voting Powers,
                Preferences and Relative,
                Participating, Optional and Other
                Special Rights and Qualifications,
                Limitations or Restrictions of
                Series A Participating Cumulative
                Preferred Stock.....................    Incorporated by reference to Exhibit
                                                        4.5 to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
         (e)  ITT Industries, Inc.'s By-laws........    Incorporated by reference to Exhibit
                                                        3.2 to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
   4    Instruments defining the rights of security
        holders, including indentures...............    Not required to be filed. The
                                                        Registrant hereby agrees to file with
                                                          the Commission a copy of any
                                                          instrument defining the rights of
                                                          holders of long-term debt of the
                                                          Registrant and its consolidated
                                                          subsidiaries upon request of the
                                                          Commission.
   9    Voting Trust Agreement......................    None.
  10    Material contracts
         (a)  ITT Industries 1997 Long-Term
                Incentive Plan......................    Incorporated by reference to Appendix
                                                        II to ITT Industries' Proxy Statement
                                                          dated March 26, 1997 (CIK No.
                                                          216228, File No. 1-5627).
         (b)  ITT Industries 1997 Annual Incentive
                Plan for Executive Officers.........    Incorporated by reference to Appendix
                                                        I to ITT Industries' Proxy Statement
                                                          dated March 26, 1997 (CIK No.
                                                          216228, File No. 1-5627).
         (c)  Incentive Bonus Plan..................    Incorporated by reference to ITT
                                                          Delaware's Form SE dated March 29,
                                                          1989 relating to ITT Delaware's Form
                                                          10-K for the fiscal year ended
                                                          December 31, 1988 (CIK No. 216228,
                                                          File No. 1-5627).

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION
         (d)  Form of Travis Engen's employment
                agreement...........................    Incorporated by reference to Exhibit
                                                          10.16 to ITT Industries' Form 8-B
                                                          dated December 20, 1995 (CIK No.
                                                          216228, File No. 1-5627).
         (e)  First Amendment to Employment
                Agreement between ITT Industries and
                Travis Engen........................    Filed herewith.
         (f)  Form of group life insurance plan for
                non-employee members of the Board of
                Directors...........................    Incorporated by reference to exhibits
                                                        to ITT Delaware's Form 10-K for the
                                                          fiscal year ended December 31, 1983
                                                          (CIK No. 216228, File No. 1-5627).
         (g)  ITT Industries, Inc. 1986 Incentive
                Stock
                Plan................................    Incorporated by reference to ITT
                                                          Delaware's Registration Statement on
                                                          Form S-8 (Registration No. 33-5412)
                                                          (CIK No. 216228, File No. 1-5627).
         (h)  Form of indemnification agreement with
                directors...........................    Filed herewith.
         (i)  ITT Industries, Inc. Senior Executive
                Severance Pay Plan..................    Incorporated by reference to Exhibit
                                                          10.15 to ITT Industries' Form 8-B
                                                          dated December 20, 1995 (CIK No.
                                                          216228, File No. 1-5627).
         (j)  ITT Industries Special Senior
                Executive Severance Pay Plan........    Filed herewith.
         (k)  1994 ITT Industries, Inc. Incentive
                Stock Plan..........................    Incorporated by reference to Appendix
                                                        A to ITT Delaware's Proxy Statement
                                                          dated March 28, 1994 (CIK No.
                                                          216228, File No. 1-5627).
         (l)  ITT Industries, Inc. 1996 Restricted
                Stock Plan for Non-Employee
                Directors, as amended...............    Filed herewith.
         (m)  Distribution Agreement among ITT
                Corporation, ITT Destinations, Inc.
                and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                        10.1 to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
         (n)  Intellectual Property License
                Agreement between and among ITT
                Corporation, ITT Destinations, Inc.
                and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                        10.2 to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
         (o)  Tax Allocation Agreement among ITT
                Corporation, ITT Destinations, Inc.
                and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                        10.3 to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION
         (p)  Employee Benefit Services and
                Liability Agreement among ITT
                Corporation, ITT Destinations, Inc.
                and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                        10.7 to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
         (q)  Five-year Competitive Advance and
                Revolving Credit Facility Agreement
                dated as of November 10, 1995.......    Incorporated by reference to Exhibit
                                                        10.9 to ITT Industries' Form 8-B dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5627).
  11    Statement re computation of per share
          earnings..................................    Filed herewith.
  12    Statement re computation of ratios..........    Filed herewith.
  13    Annual report to security holders, Form 10-Q
          or quarterly report to security holders...    Not required to be filed.
  16    Letter re change in certifying accountant...    None.
  18    Letter re change in accounting principles...    None.
  21    Subsidiaries of the Registrant..............    Filed herewith.
  22    Published report regarding matters submitted
          to vote of security holders...............    Not required to be filed.
  23    Consent of Arthur Andersen LLP..............    Filed herewith.
  24    Power of attorney...........................    None.
  27    Financial data schedule.....................    Filed herewith.
  99    Additional exhibits.........................    None.