Form 10-Q
period 1997-03-31
ITT INDUSTRIES INC
filed 1997-04-30
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


                               FORM 10-Q

(Mark One)
     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

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


      As of April 24, 1997, there were outstanding 118,436,579 shares of common stock ($1 par value per share) of the registrant.


                         ITT INDUSTRIES, INC.

                           TABLE OF CONTENTS

                                                                           Page
   Part    FINANCIAL INFORMATION:
    I      Financial Statements:
           Consolidated Condensed Income Statements  Three Months Ended
                March 31, 1997 and 1996                                     2
           Consolidated Condensed  Balance Sheets  March 31, 1997 and
                December 31, 1996                                           3
           Consolidated Condensed Statements of Cash Flows  Three Months
                Ended March 31, 1997 and 1996                               4
           Notes to Consolidated Condensed Financial Statements             5
           Business Segment Information                                     6
           Management's Discussion and Analysis of Financial Condition
                and Results of Operations:
           Three Months Ended March 31, 1997 and 1996                       7

   Part    OTHER INFORMATION:
    II     Exhibits and Reports on Form 8-K                                 9
                Signature                                                   9
                Exhibit Index                                              10


















                                      1

                                PART I.

                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS

    The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform with the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.



                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (In millions, except per share)
                              (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                          1997         1996
 Net sales                                              $ 2,166.6  $ 2,200.9
 Cost of sales                                            1,742.7    1,777.3
 Research, development, and engineering
 expenses                                                   126.0      130.5
 Gross margin                                               297.9      293.1

 Selling, general, and administrative
 expenses                                                   186.4      190.3
 Other operating (income) expenses                            8.2       (2.3)
 Operating income                                           103.3      105.1

 Interest expense                                           (33.3)     (43.3)
 Interest income                                              3.4        8.6
 Miscellaneous expense, net                                   (.8)      (1.2)
 Income before income taxes                                  72.6       69.2
 Income tax expense                                         (28.3)     (29.2)
 Net income                                              $   44.3    $  40.0

 Earnings Per Share:

 Net income
   Primary                                               $    .37    $   .33
   Fully diluted                                         $    .37    $   .33

 Cash dividends declared per
 common share                                            $    .15    $   .15

__________
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS
            (In millions, except for shares and per share)

                                           March 31,   December 31,
                                              1997         1996
                                          (unaudited)
       Assets
       Current Assets:
         Cash and cash equivalents       $     61.5     $   121.9
         Receivables, net                   1,311.5       1,189.8
         Inventories, net                     789.0         856.9
         Other current assets                 118.7         120.5
            Total current assets            2,280.7       2,289.1

       Plant, property, and equipment, net  2,074.7       2,166.7
       Deferred U.S. income taxes             195.4         205.1
       Goodwill, net                          346.1         349.8
       Other assets                           462.6         480.5
                                          $ 5,359.5     $ 5,491.2

       Liabilities and Shareholders'
       Equity
       Current Liabilities:
         Accounts payable                $    664.7     $   731.8
         Accrued expenses                     865.1         874.2
         Accrued taxes                        127.5          96.8
         Notes payable and current
         maturities of long-term debt         783.7         835.6
            Total current liabilities       2,441.0       2,538.4

       Pension and postretirement costs     1,048.1       1,126.7
       Long-term debt                         561.4         583.2
       Deferred foreign, state and local
       income taxes                           107.6         109.5
       Other liabilities                      362.4         334.2
                                            4,520.5       4,692.0

       Shareholders' Equity:
         Cumulative Preferred Stock:
          Authorized 50,000,000 shares,
          no par value, none issued              -             -
         Common stock:
          Authorized 200,000,000 shares,
          $1 par value per share
          Outstanding 118,436,579 shares
          and 118,436,579 shares              118.4         118.4
         Capital surplus                      413.9         418.2
         Cumulative translation adjustments   128.7         111.2
         Retained earnings                    178.0         151.4
                                              839.0         799.2
                                          $ 5,359.5    $  5,491.2



      __________
      The accompanying notes to consolidated condensed
      financial statements are an integral part of the above balance sheets.

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In millions)
                              (unaudited)

                                         Three Months Ended
                                             March 31,

                                           1997        1996
    Operating Activities
    Net income                          $  44.3      $  40.0
    Adjustments to net income:
      Depreciation                         99.1        102.7
      Amortization                         10.9          9.0
      Change in receivables,inventories,
      accounts payable, and accrued
      expenses                           (170.7)      (202.8)
      Change in accrued and deferred
      taxes                                43.2         43.7
      Other, net                           26.4          8.1
    Cash from continuing operations        53.2           .7
    Cash used for discontinued
    operations                              -         (100.5)
        Cash from (used for) operating
        activities                         53.2        (99.8)

    Investing Activities
    Additions to plant, property, and
    equipment                             (75.7)       (86.8)
    Proceeds from sale of assets            2.3         47.3
    Acquisitions                           (7.6)         -
    Other, net                             (2.4)         -
        Cash used for investing
        activities                        (83.4)       (39.5)

    Financing Activities
    Short-term debt, net                  111.3        148.9
    Long-term debt repaid                (121.1)       (93.2)
    Repurchase of common stock            (14.7)         -
    Dividends paid                        (17.8)         -
    Other, net                              8.9          9.0
        Cash from (used for) financing
        activities                        (33.4)        64.7

    Exchange Rate Effects on Cash and
    Cash Equivalents                        3.2         (3.0)

    Decrease in cash and cash
    equivalents                           (60.4)       (77.6)
    Cash and cash equivalents-
    beginning of period                   121.9         94.2
    Cash and cash equivalents-
    end of period                      $   61.5    $    16.6

    Supplemental Disclosures of Cash
    Flow Information:
    Cash paid (received) during the
    period for:
      Interest                         $   27.0    $    40.2
      Income taxes                     $   (6.5)   $    (6.8)








   __________
   The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       (In millions, except per share, unless otherwise stated)

 1) Receivables

   Receivables consist of the following:

                                             March 31,   December 31,
                                               1997         1996

         Trade                              $  1,322.1   $  1,194.3
         Accrued for completed work               25.2         32.5
         Less-reserves                           (35.8)       (37.0)
                                            $  1,311.5   $  1,189.8

 2) Inventories

   Inventories consist of the following:

                                             March 31,   December 31,
                                               1997         1996

         Finished goods                    $     353.7   $    401.6
         Work in process                         420.7        434.7
         Raw materials                           322.7        301.2
         Less-  reserves                         (82.2)       (81.6)
             -  progress payments               (225.9)      (199.0)
                                           $     789.0   $    856.9


 3) Plant, Property, and Equipment

   Plant, property, and equipment consist of the following:

                                              March 31,    December 31,
                                                1997          1996

         Land and improvements             $      101.6  $    101.7
         Buildings and improvements               783.6       807.7
         Machinery and equipment                3,368.1     3,469.1
         Construction work in progress            239.6       244.1
         Other                                    453.0       469.2
                                                4,945.9     5,091.8
         Less- accumulated depreciation
         and amortization                      (2,871.2)   (2,925.1)
                                           $    2,074.7  $  2,166.7


[CAPTION]
4) New Accounting Pronouncement

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128 "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The pro forma basic and diluted earnings per share under SFAS 128 would have been $.37 and $.37, respectively, for the three months ended March 31, 1997, and $.34 and $.33, respectively, for the three months ended March 31, 1996.
[CAPTION]
5) Subsequent Event

   On April 21, 1997, ITT Industries, Inc. announced that it had entered into a definitive agreement to acquire Goulds Pumps, Incorporated ("Goulds") for $37 a share or approximately $815 million in cash, plus assumption of $119 million of Goulds' debt. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, a wholly-owned subsidiary of ITT Industries, Inc. will commence a cash tender offer for all of the outstanding shares of Goulds. The tender offer will be subject to the valid tender of Goulds' shares representing a majority of the voting power of Goulds, the expiration of waiting periods under applicable antitrust and competition laws, and other customary closing conditions. The offer is not subject to financing. Goulds is a supplier of industrial, residential and commercial pumps, parts and accessories. The acquisition will be accounted for as a purchase and will be included in the Fluid Technology business segment.




                     BUSINESS SEGMENT INFORMATION
                             (In millions)
                              (unaudited)

       Net Sales                                       Operating Income/(Loss)
  Three months ended                                      Three months ended
       March 31,                                              March 31,
    1997      1996                                         1997       1996
  $1,393.0   $1,420.2     .......Automotive..........   $  74.0  $   75.3
     409.3      353.7     ...Defense & Electronics...      25.1      20.1
     307.5      306.6     ......Fluid Technology.....      23.9      21.9
      56.8      120.4     ....Dispositions & other...      (4.7)      3.4
   2,166.6    2,200.9     ......Total Segments.......     118.3     120.7
      -          -        .Corporate expenses & other     (15.0)    (15.6)
  $2,166.6   $2,200.9                                   $ 103.3  $  105.1


                                 6

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  Three months ended March 31, 1997 compared with three months ended March 31, 1996

 Net income of $44.3 million or $.37 per fully diluted share represents a 10.9% increase over the $40.0 million or $.33 per fully diluted share of net income reported in the 1996 first quarter. The increase in net income was attributable to a decrease in interest expense and positive results at Defense & Electronics and Fluid Technology partially offset by a small profit decline at Automotive.

  Net sales for the first quarter of 1997 were below the first quarter of 1996, due mainly to lower sales at non-core operations held for disposition and unfavorable foreign exchange translation. Operating income for the first quarter of 1997 of $103.3 million was slightly below the $105.1 million in the first quarter of 1996, driven mainly by a decline in earnings of companies held for disposition, partially offset by higher earnings at Defense & Electronics and Fluid Technology. Other operating income/expenses, which include gains and losses from foreign exchange transactions and other charges, was expense of $8.2 million in the current quarter, compared with income of $2.3 million in the 1996 first quarter. Operating margins were 4.8% in both quarters, a result of the earnings remaining fairly constant despite the sales decline.

  Interest expense for the first quarter of 1997 decreased to $33.3 million compared with $43.3 million in the 1996 first quarter. The reduction in interest expense is attributable to lower interest rates resulting from the continuation of the debt restructuring implemented in 1996. Interest income was $3.4 million in the current quarter compared to $8.6 million in the prior quarter, a result of maintaining lower cash balances.

  The effective income tax rate was reduced to 39% in the 1997 first quarter from 42.2% in the 1996 first quarter, a result of tax reduction initiatives implemented in 1996 and a shift in earnings from jurisdictions with higher tax rates to jurisdictions with lower tax rates. Income tax expense decreased slightly to $28.3 million in the 1997 first quarter, due to the lower effective tax rate offset by higher pretax earnings.


  Business Segments- Sales and operating income for each of the Company's three major continuing business segments were as follows for the three months ended March 31, 1997, and 1996 ($ in millions):


        Sales                              Operating Income
     Three months                            Three months

     1997     1996                          1997     1996
  $1,393.0  $1,420.2     Automotive       $ 74.0     $75.3


Although ITT Automotive's volume was up as a result of a 5% increase, over the prior year, in worldwide automobile production for the first quarter, Automotive's revenue was down approximately $27.2 million due to unfavorable foreign exchange and continued pricing pressures from original equipment manufacturers. Operating income was adversely affected by lower prices, the ramp-up of the new MK-20, and the continued strength of the dollar, partially offset by the increase in volume and the absence of costs associated with the General Motors strike reported in the prior year.



     Sales                                     Operating Income
   Three months                                  Three months

   1997      1996                                1997     1996
 $ 409.3    $ 353.7   Defense & Electronics    $  25.1  $  20.1

ITT Defense & Electronics' revenue was up 15.7% from the prior year first quarter due to strong defense order input received in 1996 and improving interconnect market conditions. Operating income was 25.2% higher in the 1997 period due to improved volume and margins at ITT Cannon's interconnect lines and volume gains in defense lines.


       Sales                                 Operating Income
    Three months                              Three months

    1997      1996                             1997     1996
  $ 307.5   $ 306.6    Fluid Technology       $ 23.9   $ 21.9

ITT Fluid Technology's 1997 first quarter sales were flat compared to the 1996 period. Sales were adversely impacted by foreign exchange translation and the absence of $4.7 million in sales from the General Controls product line, which was sold in the second quarter of 1996. The improvement in operating margin was the result of cost control actions in Europe and operating improvements at several North American units.

Liquidity and Capital Resources

   Cash from operating activities was $53.2 million for the first quarter of 1997 compared to $(99.8) million in the prior year, primarily the result of lower working capital requirements and absence of payments related to discontinued operations.

 The increase in working capital (receivables, inventory, payables, and accrued liabilities) required a cash outflow of approximately $170.7 million, due largely to a seasonal increase in receivables. Working capital required a cash outflow of $202.8 million in the first quarter of 1996 due to a seasonal increase in receivables and a reduction in accounts payable at Automotive.

  Many of the Company's businesses require substantial investment in plant and tooling in order to produce their products. Gross plant additions totaled $75.7 million in the 1997 first quarter, with approximately 71% of that total incurred at Automotive. First quarter 1996 spending was $86.8 million, two-thirds of which was also at Automotive.

  Cash inflows in the first quarter of 1996 included $47.3 million from the sale of land and other assets, including a portion of ITT Community Development Corporation.

  External borrowings were $1,345.1 million at March 31, 1997, compared with $1,418.8 million at December 31, 1996. Cash and cash equivalents were $61.5 million at March 31, 1997, compared to $121.9 million at year-end 1996. The lower debt level at March 31, 1997, reflects foreign exchange gains, which more than offset funding for working capital needs and capital additions.

    Shareholders' equity increased $39.8 million during the first quarter of 1997, due to growth in retained earnings and cumulative translation adjustments. On April 1, 1997, the Company paid a quarterly dividend of $.15 per share. A second quarterly dividend of the same amount will be paid on July 1, 1997.

                               Part II.

                           OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

   Reference is made to the response to Item 3 Legal Proceedings in the ITT Industries, Inc. Form 10-K for the fiscal year ended December 31, 1996 describing the environmental proceeding in California relating to the contamination of the San Fernando Valley aquifer and the arbitration award that was challenged by Lockheed Martin Corporation. On March 31, 1997 the California Superior Court confirmed the allocation award and denied Lockheed Martin's motion to vacate the arbitration award. Lockheed Martin has filed a Notice of Appeal of the Superior Court's Order.


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


                            ITT INDUSTRIES, INC.
                            (Registrant)



                            By   /s/            Richard J. Townsend
                                                Richard J. Townsend
                                            Vice President and Controller
                                            (Principal accounting officer)

April 30, 1997
(Date)
                                          __________________________________

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

 (99)  Additional Exhibits                             None

                                                             EXHIBIT 11

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

               CALCULATION OF EARNINGS (LOSS) PER SHARE

                    (In millions, except per share)

                                                Three Months Ended
                                                    March 31,

                                               1997        1996
  PRIMARY BASIS

      Net income                             $  44.3      $  40.0


      Average common shares outstanding        118.4        117.5
      Common shares issuable in respect to
      common stock equivalents                   2.2          2.7
      Average common equivalent shares         120.6        120.2


  Earnings Per Share
      Net income                             $   .37      $   .33



  FULLY DILUTED BASIS

      Net income                             $  44.3      $  40.0


      Average common equivalent shares         120.6        120.2
      Additional common shares issuable
      assuming full dilution                     -            -
      Average common equivalent shares
      assuming full dilution                   120.6        120.2


  Earnings Per Share
      Net income                             $   .37      $   .33


  With respect to options, it is assumed that the proceeds to be received upon exercise are used to acquire common stock of the Company. The dilutive nature of securities is determined quarterly based on the forecast of annual earnings.
                                 11

                                                             EXHIBIT 12

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

       CALCULATION OF RATIOS OF EARNINGS TO TOTAL FIXED CHARGES
        AND CALCULATION OF EARNINGS TO TOTAL FIXED CHARGES AND
                    PREFERRED DIVIDEND REQUIREMENTS
                         (Dollars in millions)

                            Three Months Ended
                                 March 31,        Years Ended December 31,

                            1997    1996   1996    1995     1994    1993   1992
Earnings:
Income from continuing
 operations              $  44.3 $  40.0 $ 222.6 $  20.7 $  201.6 $ 134.8 $ 655.0
Add(deduct):
   Adjustment for
    distributions in
    excess of (less than)
    undistributed equity
    earnings and loses a)     .5      .6     1.9      .6     -       (2.6)  (30.8)
   Income taxes             28.3    29.2   148.4    50.2    147.5    65.1   311.3
   Amortization of
    interest capitalized      .2      .2      .9     2.5       .7     3.9     2.7
                            73.3    70.0   373.8    74.0    349.8   201.2   938.2

Fixed Charges:
   Interest and other
    financial charges      33.3     43.3   169.0   175.2    115.2   154.0   180.0
   Interest factor
    attributable to
    rentals b)              7.7      7.2    30.9    29.0     22.0    24.2    24.8
                           41.0     50.5   199.9   204.2    137.2   178.2   204.8
Earnings, as adjusted,
 from continuing
 operations             $ 114.3  $ 120.5 $ 573.7 $ 278.2  $ 487.0 $ 379.4$1,143.0

Fixed Charges:
   Fixed charges above  $  41.0  $  50.5 $ 199.9 $ 204.2  $ 137.2 $ 178.2 $ 204.8
   Interest capitalized     -        -       1.1     2.9      6.8     8.0    11.6
    Total fixed charges    41.0     50.5   201.0   207.1    144.0   186.2   216.4
Dividends on preferred
 stock (pre-income tax
 basis) c)                  -        -       -      23.4     47.5    50.0    63.0
    Total fixed charges
     and preferred
     dividend
     requirements      $   41.0  $  50.5 $ 201.0 $ 230.5  $ 191.5 $ 236.2 $ 279.4

Ratios:
   Earnings, as adjusted,
    from continuing
    operations to total
    fixed charges          2.79     2.39    2.85    1.34     3.38    2.04    5.28

   Earnings, as adjusted,
    from continuing
    operations to total
    fixed charges and
    preferred dividend
    requirements           2.79     2.39    2.85    1.21     2.54    1.61    4.09

    _________
    Notes:
    a) The adjustment for distributions in excess of (less than) undistributed equity earnings and losses represents the adjustment to income for distributions in excess of (less than) undistributed earnings and losses of companies in which at least 20% but less than 50% equity is owned.

    b) One-third of rental expense is deemed to be representative of interest factor in rental expense.

    c) The dividend requirements on preferred stock have been determined by adding to the total preferred dividends an allowance for income taxes, calculated at the effective income tax rate.