Form 10-Q
period 1997-06-30
ITT INDUSTRIES INC
filed 1997-08-14
CIK 216228

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                         COMMISSION FILE NUMBER 1-5627

                              ITT INDUSTRIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                            ------------------------

                   INDIANA                                      13-5158950
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
              OF INCORPORATION)                            IDENTIFICATION NO.)

                  4 WEST RED OAK LANE, WHITE PLAINS, NY 10604
                          (PRINCIPAL EXECUTIVE OFFICE)

                        TELEPHONE NUMBER: (914) 641-2000

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1997, there were outstanding 118,445,259 shares of common stock ($1 par value per share) of the registrant.

================================================================================

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
FINANCIAL INFORMATION:
Financial Statements:
Consolidated Condensed Income Statements -- Three Months and Six Months Ended June 30,
  1997 and 1996........................................................................    2
Consolidated Condensed Balance Sheets June 30, 1997 and December 31, 1996..............    3
Consolidated Condensed Statements of Cash Flows Six Months Ended June 30, 1997 and
  1996.................................................................................    4
Notes to Consolidated Condensed Financial Statements...................................    5
Business Segment Information...........................................................    7
Management's Discussion and Analysis of Financial Condition and Results of Operations:
Three Months and Six Months Ended June 30, 1997 and 1996...............................    8

PART II
OTHER INFORMATION:
Submission of Matters to a Vote of Security Holders....................................   12
Exhibits and Reports on Form 8-K.......................................................   13
  Signature............................................................................   13
  Exhibit Index........................................................................   14

                                    PART I.

                             FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform with the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K and subsequent quarterly filing.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                ---------------------     ---------------------
                                                  1997         1996         1997         1996
                                                --------     --------     --------     --------
Net sales.....................................  $2,250.9     $2,241.2     $4,417.5     $4,442.1
Cost of sales.................................   1,769.6      1,779.1      3,512.3      3,556.4
Research, development, and engineering
  expenses....................................     126.7        128.8        252.7        259.3
                                                --------     --------     --------     --------
Gross margin..................................     354.6        333.3        652.5        626.4
Selling, general, and administrative
  expenses....................................     193.5        174.9        379.9        365.2
Other operating expenses......................       3.9          6.3         12.1          4.0
                                                --------     --------     --------     --------
Operating income..............................     157.2        152.1        260.5        257.2
Interest expense..............................     (31.0)       (39.9)       (64.3)       (83.2)
Interest income...............................       4.1          1.3          7.5          9.9
Miscellaneous income (expense), net...........       5.1          (.2)         4.3         (1.4)
                                                --------     --------     --------     --------
Income before income taxes....................     135.4        113.3        208.0        182.5
Income tax expense............................     (52.8)       (45.6)       (81.1)       (74.8)
                                                --------     --------     --------     --------
Net income....................................  $   82.6     $   67.7     $  126.9     $  107.7
                                                ========     ========     ========     ========
EARNINGS PER SHARE:
Net income
  Primary.....................................  $    .68     $    .56     $   1.05     $    .89
  Fully diluted...............................  $    .68     $    .56     $   1.05     $    .89

Cash dividends declared per common share......  $    .15     $    .15     $    .30     $    .30

---------------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                                     JUNE 30,        DECEMBER 31,
                                                                       1997             1996
                                                                    -----------      ------------
                                                                    (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.......................................   $   102.8        $  121.9
  Receivables, net................................................     1,524.2         1,189.8
  Inventories, net................................................       859.6           856.9
  Other current assets............................................       127.5           120.5
                                                                      --------        --------
     Total current assets.........................................     2,614.1         2,289.1
Plant, property, and equipment, net...............................     2,233.3         2,166.7
Deferred U.S. income taxes........................................       206.5           205.1
Goodwill, net.....................................................     1,025.3           349.8
Other assets......................................................       485.2           480.5
                                                                      --------        --------
                                                                     $ 6,564.4        $5,491.2
                                                                      ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................   $   744.6        $  731.8
  Accrued expenses................................................       938.1           874.2
  Accrued taxes...................................................       137.1            96.8
  Notes payable and current maturities of long-term debt..........     1,685.4           835.6
                                                                      --------        --------
     Total current liabilities....................................     3,505.2         2,538.4
Pension and postretirement costs..................................     1,024.6         1,126.7
Long-term debt....................................................       575.0           583.2
Deferred foreign, state and local income taxes....................       102.9           109.5
Other liabilities.................................................       427.0           334.2
                                                                      --------        --------
                                                                       5,634.7         4,692.0
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares, no par
     value, none issued...........................................          --              --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
     Outstanding 118,445,259 shares and 118,436,579 shares........       118.4           118.4
  Capital surplus.................................................       412.1           418.2
  Cumulative translation adjustments..............................       156.4           111.2
  Retained earnings...............................................       242.8           151.4
                                                                      --------        --------
                                                                         929.7           799.2
                                                                      --------        --------
                                                                     $ 6,564.4        $5,491.2
                                                                      ========        ========

---------------
The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         --------------------
                                                                           1997        1996
                                                                         --------     -------
OPERATING ACTIVITIES
Net income.............................................................  $  126.9     $ 107.7
Adjustments to net income:
  Depreciation.........................................................     199.0       203.4
  Amortization.........................................................      21.3        21.5
  Change in receivables, inventories, accounts payable, and accrued
     expenses (net of effects from purchase of Goulds).................    (232.4)     (277.7)
  Change in accrued and deferred taxes.................................      51.0        66.0
  Other, net...........................................................      42.5       (17.3)
                                                                         ---------    -------
Cash from continuing operations........................................     208.3       103.6
Cash used for discontinued operations..................................        --      (174.0)
                                                                         ---------    -------
  Cash from (used for) operating activities............................     208.3       (70.4)
                                                                         ---------    -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment............................    (189.7)     (173.3)
Proceeds from sale of assets...........................................     100.9       110.7
Acquisitions...........................................................    (103.4)         --
Payment for purchase of Goulds, net of cash acquired...................    (782.6)         --
Other, net.............................................................      (9.5)         --
                                                                         ---------    -------
  Cash used for investing activities...................................    (984.3)      (62.6)
                                                                         ---------    -------
FINANCING ACTIVITIES
Short-term debt, net...................................................   1,051.9       210.2
Long-term debt repaid..................................................    (233.8)     (158.2)
Long-term debt issued..................................................        .4          --
Repurchase of common stock.............................................     (22.5)         --
Dividends paid.........................................................     (35.5)      (18.0)
Other, net.............................................................      11.3        15.2
                                                                         ---------    -------
  Cash from financing activities.......................................     771.8        49.2
                                                                         ---------    -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS.....................     (14.9)       (2.6)
                                                                         ---------    -------
Decrease in cash and cash equivalents..................................     (19.1)      (86.4)
Cash and cash equivalents -- beginning of period.......................     121.9        94.2
                                                                         ---------    -------
Cash and cash equivalents -- end of period.............................  $  102.8     $   7.8
                                                                         =========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................  $   58.2     $  93.5
                                                                         =========    =======
  Income taxes.........................................................  $   26.0     $   8.2
                                                                         =========    =======

---------------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1)  RECEIVABLES

     Receivables consist of the following:

                                                             JUNE 30,     DECEMBER 31,
                                                               1997           1996
                                                             --------     ------------
        Trade..............................................  $1,537.5       $1,194.3
        Accrued for completed work.........................      24.3           32.5
        Less -- reserves...................................     (37.6)         (37.0)
                                                             --------       --------
                                                             $1,524.2       $1,189.8
                                                             ========       ========

2)  INVENTORIES

     Inventories consist of the following:

                                                              JUNE 30,     DECEMBER 31,
                                                                1997           1996
                                                              --------     ------------
        Finished goods......................................  $  352.4       $  401.6
        Work in process.....................................     470.2          434.7
        Raw materials.......................................     393.4          301.2
        Less -- reserves....................................    (119.3)         (81.6)
              -- progress payments..........................    (237.1)        (199.0)
                                                               -------        -------
                                                              $  859.6       $  856.9
                                                               =======        =======

3)  PLANT, PROPERTY, AND EQUIPMENT

     Plant, property, and equipment consist of the following:

                                                            JUNE 30,      DECEMBER 31,
                                                              1997            1996
                                                            ---------     ------------
        Land and improvements.............................  $   106.8      $    101.7
        Buildings and improvements........................      819.7           807.7
        Machinery and equipment...........................    3,641.4         3,469.1
        Construction work in progress.....................      304.0           244.1
        Other.............................................      455.6           469.2
                                                            ---------       ---------
                                                              5,327.5         5,091.8
        Less -- accumulated depreciation and
          amortization....................................   (3,094.2)       (2,925.1)
                                                            ---------       ---------
                                                            $ 2,233.3      $  2,166.7
                                                            =========       =========

4)  NEW ACCOUNTING ISSUES

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128 "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The pro forma basic and diluted earnings per share under SFAS 128 would have been $.70 and $.69, respectively, for the three months ended June 30, 1997, $.57 and $.56, respectively, for the three months ended June 30, 1996, $1.07 and $1.05,

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (In millions, except per share, unless otherwise stated)

respectively, for the six months ended June 30, 1997, and $.91 and $.89, respectively, for the six months ended June 30, 1996.

     In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of June 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

5)  ACQUISITION

     On May 23, 1997 (the "date of acquisition"), the Company acquired Goulds Pumps, Incorporated ("Goulds") for a purchase price of approximately $870 (the "acquisition"). The acquisition was funded with short-term borrowings and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The purchase price allocations have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. The purchase price, plus assumed liabilities of $342, exceeded the fair value of the assets acquired by approximately $675 and has been recorded as goodwill, which is being amortized over a period of 40 years. The operating results of Goulds have been included in the consolidated condensed income statements from the date of acquisition. The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                  JUNE 30,
                                            ---------------------     ---------------------
                                              1997         1996         1997         1996
                                            --------     --------     --------     --------
    Net sales.............................  $2,374.4     $2,438.8     $4,719.7     $4,823.3
    Net income............................      76.8         64.5        115.9         98.5
    Earnings per share -- Primary.........       .64          .53          .96          .82
    Earnings per share -- Fully diluted...       .64          .53          .96          .82

     These pro forma results have been prepared for comparative purposes only, and include certain adjustments such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill arising from the purchase, and increased interest expense on acquisition debt. The pro forma results are not necessarily indicative of the results of operations which actually would have resulted had the purchase been in effect at the beginning of the respective periods or of future results.

                          BUSINESS SEGMENT INFORMATION
                                 (IN MILLIONS)
                                  (UNAUDITED)

                NET SALES
-----------------------------------------                                        OPERATING INCOME/(LOSS)
                                                                            ---------------------------------
   THREE MONTHS
       ENDED              SIX MONTHS                                         THREE MONTHS       SIX MONTHS
     JUNE 30,                ENDED                                               ENDED             ENDED
-------------------        JUNE 30,                                            JUNE 30,          JUNE 30,
                      -------------------                                   ---------------   ---------------
  1997       1996       1997       1996                                      1997     1996     1997     1996
--------   --------   --------   --------                                   ------   ------   ------   ------
$1,385.9   $1,448.2   $2,778.9   $2,868.4             Automotive            $100.8   $101.9   $174.8   $177.2
   409.5      378.2      818.8      731.9        Defense & Electronics        33.9     30.1     59.0     50.2
   397.2      320.8      704.7      627.4          Fluid Technology           37.2     29.7     61.1     51.6
    58.3       94.0      115.1      214.4        Dispositions & other         (1.6)     1.8     (6.3)     5.2
--------   --------   --------   --------                                   ------   ------   ------   ------

 2,250.9    2,241.2    4,417.5    4,442.1           Total Segments           170.3    163.5    288.6    284.2
      --         --         --         --         Corporate expenses         (13.1)   (11.4)   (28.1)   (27.0)
--------   --------   --------   --------                                   ------   ------   ------   ------
$2,250.9   $2,241.2   $4,417.5   $4,442.1                                   $157.2   $152.1   $260.5   $257.2
========   ========   ========   ========                                   ======   ======   ======   ======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Three months ended June 30, 1997 compared with three months ended June 30,
1996

     Net income of $82.6 million or $.68 per fully diluted share, increased 22.0% over the $67.7 million or $.56 per fully diluted share reported in the 1996 second quarter. The increase in net income was attributable to a reduction in interest expense, operating income gains at Defense & Electronics, and a gain from the sale of the Company's North American aftermarket operations and industrial lighting and plastic components business.

     Net sales for the second quarter of 1997 were slightly higher than the second quarter of 1996, due mainly to the inclusion of sales from Goulds since the date of acquisition. Excluding sales from Goulds, sales were $2,183.9 million, down $57.3 million or 2.6% from the 1996 second quarter due to unfavorable foreign exchange translation and lower sales at non-core operations held for disposition. Operating income for the second quarter of 1997 of $157.2 million exceeded the $152.1 million in the prior year due mainly to the inclusion of Goulds' operations since the date of acquisition. Excluding Goulds' operations, operating income decreased $1.9 million to $150.2 million because of a decline in earnings of companies held for disposition and slightly higher headquarters expenses, partially offset by higher earnings at Defense & Electronics. Other operating income/expenses, which include gains and losses from foreign exchange transactions and other charges, were $3.9 million in the current quarter, compared to $6.3 million of expense in the 1996 second quarter. Operating margins were 7.0% in the second quarter of 1997 compared to 6.8% in the second quarter of 1996.

     Interest expense for the second quarter of 1997 decreased to $31.0 million compared to $39.9 million in the 1996 second quarter. The reduction in interest expense is attributable to lower interest rates resulting from the continuation of the debt restructuring implemented in the fourth quarter of 1996, partially offset by additional interest expense on debt related to the acquisition of Goulds. Interest income was $4.1 million in the current quarter compared to $1.3 million in the prior year second quarter, a result of higher cash balances.

     The effective income tax rate was 39.0% in the 1997 second quarter compared to 40.2% in the 1996 second quarter. Income tax expense increased by $7.2 million to $52.8 million in the 1997 second quarter due to higher pretax earnings.

     Business Segments -- Sales and operating income for the three months ended June 30, 1997, and 1996 ($ in millions) for each of the Company's three major continuing business segments were as follows:

                                                                           OPERATING
       SALES                                                                INCOME
-------------------                                                     ---------------
   THREE MONTHS                                                          THREE MONTHS
-------------------                                                     ---------------
  1997       1996                                                        1997     1996
--------   --------                                                     ------   ------
$1,385.9   $1,448.2   .................. Automotive ..................  $100.8   $101.9

     Automotive's revenue was down approximately $62.3 million or 4.3% due primarily to unfavorable foreign exchange and continued pricing pressures from original equipment manufacturers. The reduction in sales due to the disposal of the North American aftermarket operations during the quarter and the ongoing strikes at Chrysler Corporation and General Motors Corporation were more than offset by an increase in worldwide vehicle production and favorable installation/mix. Operating income for the second quarter of 1997 was slightly lower than the second quarter of 1996 because of lower prices, the ramp-up of the new MK-20, and the ongoing strikes discussed above, which were partially offset by an increase in volume.

                                                                            OPERATING
     SALES                                                                   INCOME
---------------                                                           -------------
 THREE MONTHS                                                             THREE MONTHS
---------------                                                           -------------
 1997     1996                                                            1997    1996
------   ------                                                           -----   -----
$409.5   $378.2  ................ Defense & Electronics ................  $33.9   $30.1

     ITT Defense & Electronics' revenue for the quarter was up 8.3% from the prior year due to sales growth in both the defense and interconnect segments of the business. Sales growth in the international sector of the defense segment was strong due to the award of the SINCGARS (Single Channel Ground and Airborne Radio Systems) contract from the U.S. Army and major orders for Night Vision equipment from Australia. Operating income increased 12.7% over the 1996 second quarter, driven by a strong operating performance at Cannon, the result of prior years' restructuring efforts.

                                                                            OPERATING
     SALES                                                                   INCOME
---------------                                                           -------------
 THREE MONTHS                                                             THREE MONTHS
---------------                                                           -------------
 1997     1996                                                            1997    1996
------   ------                                                           -----   -----
$397.2   $320.8   .................. Fluid Technology ..................  $37.2   $29.7

     ITT Fluid Technology's 1997 second quarter sales were 23.8% higher than the 1996 second quarter due to the inclusion of Goulds' sales since the date of acquisition. Excluding sales from Goulds, ITT Fluid Technology's sales were up 2.9% from the prior year period. Sales growth in the United States and United Kingdom were partially offset by foreign exchange translation and a continued decline in municipal spending in Western Europe. The improvement in operating income was primarily attributable to the inclusion of Goulds' operations since the date of acquisition. Excluding Goulds, ITT Fluid Technology's operating income was flat due largely to unfavorable foreign exchange translation.

  Six months ended June 30, 1997 compared with six months ended June 30, 1996

     Net income of $126.9 million or $1.05 per fully diluted share increased 17.9% over the $107.7 million or $.89 per fully diluted share reported in the first six months of 1996. The increase in net income was attributable to a reduction in interest expense, operating income gains at Defense & Electronics, and a gain from the sale of the Company's North American aftermarket operations and industrial lighting and plastic components business, partially offset by a profit decline at companies held for disposition.

     Excluding sales from Goulds, the Company's sales were $4,350.5 million, down 2.1% from the 1996 first six months due to unfavorable foreign exchange translation and lower sales at non-core operations held for disposition. Operating income for the first six months of 1997 of $260.5 million exceeded the $257.2 million in the prior year due to the inclusion of Goulds' operations since the date of acquisition. Excluding Goulds' operations, operating income was slightly below the prior year six month period because of a decline in earnings of companies held for disposition, partially offset by higher earnings at Defense & Electronics. Other operating income/expenses, which include gains and losses from foreign exchange transactions and other charges, was expense of $12.1 million for the first six months of 1997, compared to $4.0 million of expense for the 1996 first six months. Operating margins were 5.9% in the first six months of 1997 compared to 5.8% in the first six months of 1996.

     Interest expense decreased from $83.2 million for the 1996 first six months to $64.3 million for the first six months of 1997. The reduction in interest expense is attributable to lower interest rates resulting from the continuation of the debt restructuring implemented in the fourth quarter of 1996, partially offset by interest expense on debt related to the acquisition of Goulds. Interest income was $7.5 million for the current six month period compared to $9.9 million for the prior year six month period, a result of lower cash balances.

     The effective income tax rate was 39.0% for the 1997 first six months compared to 41.0% in the first six months of 1996. Income tax expense increased by $6.3 million to $81.1 million in the 1997 period due to higher pretax earnings.

     Business Segments -- Sales and operating income for the six months ended June 30, 1997, and 1996 ($ in millions)for each of the Company's three major continuing business segments were as follows:

                                                                           OPERATING
       SALES                                                                INCOME
-------------------                                                     ---------------
    SIX MONTHS                                                            SIX MONTHS
-------------------                                                     ---------------
  1997       1996                                                        1997     1996
--------   --------                                                     ------   ------
$2,778.9   $2,868.4     ................ Automotive ................    $174.8   $177.2

     Automotive's revenue was down approximately $89.5 million or 3.1% due primarily to unfavorable foreign exchange and continued pricing pressures from original equipment manufacturers. Operating income for the first six months of 1997 was lower by $2.4 million as a result of lower prices, unfavorable foreign exchange, and the ramp-up of the new MK-20, partially offset by an increase in volume.

                                                                           OPERATING
       SALES                                                                INCOME
-------------------                                                     ---------------
    SIX MONTHS                                                            SIX MONTHS
-------------------                                                     ---------------
  1997       1996                                                        1997     1996
--------   --------                                                     ------   ------
$  818.8   $  731.9    ............ Defense & Electronics ............  $ 59.0   $ 50.2

     Sales growth in both the defense and interconnect segments of the business resulted in a 11.9% increase in ITT Defense & Electronics revenue from the prior year first six months. The increase in the defense segment sales is due to strong order input received in 1996 and strong growth in the international sector. The interconnect segment sales increase is due to improving market conditions. Operating income was 17.7% higher in the 1997 period, driven by a strong operating performance at Cannon and volume gains in defense lines.

                                                                           OPERATING
       SALES                                                                INCOME
-------------------                                                     ---------------
    SIX MONTHS                                                            SIX MONTHS
-------------------                                                     ---------------
  1997       1996                                                        1997     1996
--------   --------                                                     ------   ------
$  704.7   $  627.4    .............. Fluid Technology ..............   $ 61.1   $ 51.6

     ITT Fluid Technology's 1997 first six months sales were 12.3% higher than the 1996 six month period due primarily to the inclusion of Goulds' sales since the date of acquisition. Excluding sales from Goulds, ITT Fluid Technology's sales were up marginally because of growth in the United States and the United Kingdom, significantly offset by unfavorable foreign exchange translation, a continued decline in municipal spending in Western Europe, and the absence of sales from the General Controls product line which was sold in the second quarter of 1996. The improvement in operating income was primarily attributable to the inclusion of Goulds' operations since the date of acquisition. Excluding Goulds, ITT Fluid Technology's operating income was up 4.9%, as a result of cost control actions in Europe and operating improvements at several North American units in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operating activities was $208.3 million for the first six months of 1997 compared to $(70.4) million in the prior year, primarily the result of lower working capital requirements and the absence of payments related to discontinued operations.

     The increase in working capital (receivables, inventory, payables, and accrued liabilities) required a cash outflow of $232.4 million, due largely to a seasonal increase in receivables and the timing of a payment from a major customer at Automotive. Working capital required a cash outflow of $277.7 million in the first six months of 1996 due to a seasonal increase in receivables and a reduction in accounts payable at Automotive and Defense & Electronics.

     Many of the Company's businesses require substantial investment in plant and tooling in order to produce their products. Gross plant additions totaled $189.7 million for the first six months of 1997, with approximately 73% of that total incurred at Automotive. Spending for the first six months of 1996 was $173.3 million, of which approximately 70% was also at Automotive.

     Cash from investing activities for the first six months of 1997 included proceeds from the sale of the North American aftermarket operations and the industrial lighting and plastic components business. Cash outflows included the purchase of Goulds and the remaining 20% interest in Electrical Systems, Inc.
(ESI) from General Motors Corporation. Cash inflows in the first six months of 1996 included $110.7 million from the sale of land and other assets, including a portion of ITT Community Development Corporation and the ITT General Controls product line.

     External borrowings were $2,260.4 million at June 30, 1997, compared with $1,418.8 million at December 31, 1996. Cash and cash equivalents were $102.8 million at June 30, 1997, compared to $121.9 million at year-end 1996. The higher debt level at June 30, 1997 reflects borrowings to fund the acquisitions partially offset by proceeds from asset sales as discussed above.

     Shareholders' equity increased $130.5 million during the first six months of 1997, due to growth in retained earnings and cumulative translation adjustments. On both April 1, 1997 and July 1, 1997, the Company paid a quarterly dividend of $.15 per share. A quarterly dividend of the same amount will be paid on October 1, 1997.

                                    PART II.

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT Industries' annual meeting of shareholders held on May 15, 1997, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors, with relevant voting information for each person:

                                                          VOTES CAST
                                                  ---------------------------      BROKER
                                                      FOR           WITHHELD      NONVOTES
                                                  -----------       ---------     --------
    Rand V. Araskog.............................  105,092,247       2,142,302         0
    Robert A. Burnett...........................  105,872,895       1,361,654         0
    Curtis J. Crawford..........................  106,119,010       1,115,539         0
    Michel David-Weill..........................  106,173,052       1,061,497         0
    D. Travis Engen.............................  106,044,168       1,190,381         0
    S. Parker Gilbert...........................  106,189,920       1,044,629         0
    Edward C. Meyer.............................  106,106,767       1,127,782         0
    Sidney Taurel...............................  106,060,161       1,174,388         0

In addition to the election of directors, the following matters were acted upon:

     (a) The vote on the approval of the ITT Industries 1997 Annual Incentive Plan for Executive Officers was passed by a vote of 102,032,635 shares in favor, 4,179,203 shares against, 1,022,711 shares abstained, and 0 broker nonvotes.

     (b) The vote on the approval of the ITT Industries 1997 Long-Term Incentive Plan was passed by a vote of 101,050,186 shares in favor, 5,218,994 shares against, 965,369 shares abstained and 0 broker nonvotes.

     (c) The reappointment of Arthur Andersen LLP as independent auditors for 1997 was ratified by a vote of 106,436,027 shares in favor, 297,485 shares against, 501,037 shares abstained, and 0 broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) ITT Industries filed Form 8-K Current Reports dated April 22, 1997 and June 5, 1997, both relating to the acquisition of Goulds Pumps, Incorporated.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ITT INDUSTRIES, INC.
                                          (Registrant)

                                          By   /s/ RICHARD J. TOWNSEND

                                          --------------------------------------
                                                   Richard J. Townsend
                                              Vice President and Controller
                                              (Principal accounting officer)

August 13, 1997

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION                                   LOCATION
-------   ----------------------------------------------------------------------  --------------
   (2)    Plan of acquisition, reorganization, arrangement, liquidation or             None
          succession
   (3)    (i) Restated Articles of Incorporation                                  Filed Herewith
          (ii) By-Laws                                                                 None
   (4)    Instruments defining the rights of security holders, including               None
          indentures
  (10)    Material contracts                                                           None
  (11)    Statement re computation of per share earnings                          Filed Herewith
  (12)    Statements re computation of ratios
          Calculation of ratio of earnings to total fixed charges                 Filed Herewith
  (15)    Letter re unaudited interim financial information                            None
  (18)    Letter re change in accounting principles                                    None
  (19)    Report furnished to security holders                                         None
  (22)    Published report regarding matters submitted to vote of security             None
          holders
  (23)    Consents of experts and counsel                                              None
  (24)    Power of attorney                                                            None
  (27)    Financial Data Schedule                                                 Filed Herewith
  (99)    Additional Exhibits                                                          None