Form 10-Q
period 1997-09-30
ITT INDUSTRIES INC
filed 1997-11-14
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


                               FORM 10-Q

(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended  September 30, 1997
                                        OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from __________ to
__________


                     Commission File Number 1-5627


                         ITT INDUSTRIES, INC.
          (Exact name of registrant as specified in charter.)

Indiana                                           13-5158950
(State or other Jurisdiction                      (I.R.S. Employer
of Incorporation)                                 Identification Number)


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


      As of October 31, 1997, there were outstanding 118,445,259 shares of common stock ($1 par value per share) of the registrant.


                         ITT INDUSTRIES, INC.

                          TABLE OF CONTENTS

                                                                          Page
Part   FINANCIAL INFORMATION:
   I   Financial Statements:
       Consolidated Condensed Income Statements  Three Months and Nine
         Months Ended September 30, 1997 and 1996                            2
       Consolidated Condensed Balance Sheets-September 30, 1997 and
         December 31, 1996                                                   3
       Consolidated Condensed Statements of Cash Flows Nine Months
         Ended September 30, 1997 and 1996                                   4
       Notes to Consolidated Condensed Financial Statements                  5
       Business Segment Information                                          7
       Management's Discussion and Analysis of Financial Condition and
         Results of Operations:
       Three Months and Nine Months Ended September 30, 1997 and 1996        8

Part   OTHER INFORMATION:
  II   Exhibits and Reports on Form 8-K                                     12
                Signature                                                   12
                Exhibit Index                                               13
















                                PART I.

                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS

   The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform with the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K and subsequent quarterly filings.


                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (In millions, except per share)
                              (Unaudited)

                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                 1997       1996     1997       1996
 Net sales                     $2,060.4  $2,044.8   $6,478.0  $6,486.9
 Cost of sales                  1,618.9   1,633.3    5,131.4   5,189.7
 Research, development,
 and engineering expenses         121.2     121.9      373.8     381.2
 Gross margin                     320.3     289.6      972.8     916.0

 Selling, general, and
 administrative expenses          201.2     179.3      581.1     544.5
 Other operating expenses           4.0       0.9       16.1       4.9
 Special charges                  239.0        -       239.0        -
 Operating (loss) income         (123.9)    109.4      136.6     366.6

 Interest expense                 (37.1)    (40.2)    (101.4)   (123.4)
 Interest income                    4.5       5.7       12.0      15.6
 Miscellaneous income
 (expense), net                     7.1      (3.3)      11.4      (4.7)
 Income (loss) before income
 taxes                           (149.4)     71.6       58.6     254.1
 Income tax benefit (expense)      58.3     (27.9)     (22.8)   (102.7)
 Net (loss) income              $ (91.1)   $ 43.7     $ 35.8   $ 151.4

 Earnings (Loss) Per Share:

 Net (loss) income
   Primary                      $  (.75)   $  .36     $ .30     $ 1.26
   Fully diluted                $  (.75)   $  .36     $ .29     $ 1.26

 Cash dividends declared per
 common share                   $   .15    $  .15     $ .45     $  .45
__________
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.


                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS
            (In millions, except for shares and per share)

                                      September 30,  December 31,
                                           1997        1996
                                       (Unaudited)
       Assets
       Current Assets:
         Cash and cash equivalents      $  208.4    $  121.9
         Receivables, net                1,447.7     1,189.8
         Inventories, net                  805.9       856.9
         Other current assets              129.5       120.5
            Total current assets         2,591.5     2,289.1

       Plant, property, and equipment,
       net                               2,080.0     2,166.7
       Deferred U.S. income taxes          213.0       205.1
       Goodwill, net                     1,002.5       349.8
       Other assets                        493.2       480.5
                                        $6,380.2    $5,491.2

       Liabilities and Shareholders'
       Equity
       Current Liabilities:
         Accounts payable               $  689.5    $  731.8
         Accrued expenses                1,023.4       874.2
         Accrued taxes                      64.0        96.8
         Notes payable and current
          maturities of long-term debt   1,781.3       835.6
            Total current liabilities    3,558.2     2,538.4

       Pension and postretirement costs    976.5     1,126.7
       Long-term debt                      561.1       583.2
       Deferred foreign, state and local
        income taxes                        72.8       109.5
       Other liabilities                   428.4       334.2
                                         5,597.0     4,692.0

       Shareholders' Equity:
         Cumulative Preferred Stock:
           Authorized 50,000,000 shares,
           no par value, none issued         -           -
         Common stock:
           Authorized 200,000,000 shares,
           $1 par value per share
           Outstanding 118,445,259 shares
           and 118,436,579 shares          118.4       118.4
         Capital surplus                   401.8       418.2
         Cumulative translation
           adjustments                     129.1       111.2
         Retained earnings                 133.9       151.4
                                           783.2       799.2
                                        $6,380.2    $5,491.2



       __________
       The accompanying notes to consolidated condensed
       financial statements are an integral part of the above balance sheets.

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In millions)
                              (Unaudited)

                                          Nine Months Ended
                                            September 30,
                                           1997     1996
    Operating Activities
    Net income                          $   35.8   $ 151.4
    Adjustments to net income:
      Special charges                      239.0       -
      Depreciation                         293.0     301.2
      Amortization                          29.6      25.2
      Change in receivables,
        inventories, accounts payable,
        and accrued expenses (net of
        effects from purchase of Goulds)  (180.8)   (395.1)
      Change in accrued and deferred
        taxes                              (86.3)     64.8
      Other, net                             9.1      (8.2)
    Cash from continuing operations        339.4     139.3
    Cash used for discontinued
      operations                             -      (142.1)
        Cash from (used for) operating
          activities                       339.4      (2.8)

    Investing Activities
    Additions to plant, property, and
      equipment                           (298.2)   (265.6)
    Proceeds from sale of assets           140.8     123.9
    Acquisitions                          (103.5)      -
    Payment for purchase of Goulds, net
      of cash acquired                    (812.2)      -
    Other, net                              (2.6)      -
        Cash used for investing
          activities                    (1,075.7)   (141.7)

    Financing Activities
    Short-term debt, net                 1,177.6     341.7
    Long-term debt repaid                 (247.3)   (161.3)
    Long-term debt issued                    1.4       -
    Repurchase of common stock             (53.0)      -
    Dividends paid                         (53.3)    (35.7)
    Other, net                              24.5      15.8
        Cash from financing activities     849.9     160.5

    Exchange Rate Effects on Cash and
      Cash Equivalents                     (27.1)     (7.7)

    Increase in cash and cash
      equivalents                           86.5       8.3
    Cash and cash equivalents-
      beginning of period                  121.9      94.2
    Cash and cash equivalents-
      end of period                     $  208.4   $ 102.5

    Supplemental Disclosures of Cash
      Flow Information:
    Cash paid during the period for:
      Interest                          $  101.2   $ 105.1
      Income taxes                      $   75.3   $  31.0


   __________
   The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                                    4

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       (In millions, except per share, unless otherwise stated)




 1) Receivables

   Receivables consist of the following:

                                   September 30,  December 31,
                                       1997          1996
         Trade                     $  1,460.1    $  1,194.3
         Accrued for completed work      23.8          32.5
         Less  reserves                 (36.2)        (37.0)
                                   $  1,447.7       1,189.8

 2) Inventories

   Inventories consist of the following:

                                   September 30,  December 31,
                                       1997          1996

         Finished goods            $    264.6         401.6
         Work in process                541.4         434.7
         Raw materials                  407.7         301.2
         Less- reserves                (171.3)        (81.6)
             - progress payments       (236.5)       (199.0)
                                   $    805.9     $   856.9


3) Plant, Property, and Equipment

   Plant, property, and equipment consist of the following:

                                    September 30,  December 31,
                                       1997          1996
         Land and improvements     $    103.8    $    101.7
         Buildings and improvements     751.7         807.7
         Machinery and equipment      3,356.3       3,469.1
         Construction work in
           progress                     305.9         244.1
         Other                          426.7         469.2
                                      4,944.4       5,091.8
         Less- accumulated
           depreciation and
           amortization              (2,864.4)     (2,925.1)
                                   $  2,080.0     $ 2,166.7

[CAPTION]
4) New Accounting Issues

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128 "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The pro forma basic earnings (loss) per share under SFAS 128 would have been $(.77 ) and $.37 for the three months ended September
30, 1997 and September 30, 1996, respectively and $.30 and $1.29 for the nine months ended September 30, 1997, and September 30, 1996, respectively. The pro forma diluted earnings per share under SFAS 128 would have been $(.77) and $.36 for the three months ended September 30, 1997 and September 30, 1996, respectively and $.30 and $1.26 for the nine months ended September 30, 1997 and September 30, 1996, respectively.

   In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of September 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

[CAPTION]
5) Acquisition

     On May 23, 1997 (the "date of acquisition") the Company acquired Goulds Pumps, Incorporated ("Goulds") for a purchase price of approximately $870 (the "acquisition"). The acquisition was funded with short-term borrowings and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The purchase price allocations have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. The purchase price, plus assumed liabilities of $342, exceeded the fair value of the assets acquired by approximately $675 and has been recorded as goodwill, which is being amortized over a period of 40 years. The operating results of Goulds have been included in the consolidated condensed income statements from the date of acquisition. The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                               Three months ended     Nine months ended
                                  September 30,         September 30,
                                1997      1996        1997     1996
      Net sales             $ 2,060.4  $ 2,250.3   $ 6,780.2  $ 7,073.6
      Net income                (91.1)      41.3        27.3      139.7
      Earnings per share
             -Primary           (0.75)       .34         .23       1.16
      Earnings per share
             -Fully diluted     (0.75)       .34         .22       1.16

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

[CAPTION]
6) Special Charges

     During the third quarter of 1997, the Corporation took several actions to strengthen the operating performance of the Company and improve operating efficiencies. As a result, ITT Industries has recognized a $239.0 pre-tax charge to operating income. A restructuring charge of $114.4 was recognized at the ITT
Automotive and ITT Fluid Technologies units. These restructuring charges relate primarily to the write-down of assets and to severance costs associated with the closure and consolidation of facilities and related workforce reductions. An additional charge of $91.1 was recognized by the Corporation for estimated losses on the planned sales of certain non-core businesses including the sale of the ITT Semiconductors business which was consumated in October 1997. Other special charges of $31.5 have been recognized for conforming the accounting policies of the recently acquired Goulds Pumps, Inc. with ITT Industries' accounting policies and to increase environmental reserves.



                             BUSINESS SEGMENT INFORMATION
                                   (In millions)
                                    (Unaudited)


                                Net Sales
                 Three months ended    Nine months ended
                   September 30,         September 30,

                   1997     1996        1997      1996
Automotive       $1,114.4 $1,268.9    $3,893.3  $4,137.3
Defense &
  Electronics       404.8    375.2     1,223.6   1,107.1
Fluid Technology    504.5    326.5     1,209.2     953.9
Dispositions &
  other              36.7     74.2       151.9     288.6
                 $2,060.4 $2,044.8    $6,478.0  $6,486.9



                                      Operating Income/(Loss)
                        Three months ended               Nine months ended
                           September 30,                   September 30,
                          1997                           1997
                  Before          After          Before            After
                 Special Special Special        Special  Special  Special
                 Charges Charges Charges  1996  Charges  Charges  Charges   1996
Automotive     $   61.6 $(113.0) $(51.4)$ 73.6  $ 236.3  $(113.0) $ 123.3 $ 250.8
Defense &
  Electronics      28.4     -      28.4   24.9     87.4      -       87.4    75.1
Fluid Technology   42.9   (68.8)  (25.9)  26.0    104.0    (68.8)    35.2    77.6
Dispositions &
  other            (1.6)  (42.2)  (43.8)  (0.7)    (7.8)   (42.2)   (50.0)    4.5
Total Segments $  131.3  (224.0)  (92.7) 123.8    419.9   (224.0)   195.9   408.0
Corporate
  expenses        (16.2)  (15.0)  (31.2) (14.4)   (44.3)   (15.0)   (59.3)  (41.4)
               $  115.1 $(239.0)$(123.9)$109.4  $ 375.6  $(239.0) $ 136.6 $ 366.6


                                   7

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended September 30, 1997 compared with three months ended September 30, 1996

 A net loss of $91.1 million or a $.75 loss per fully diluted share was reported in the third quarter 1997 compared to net income of $43.7 million or $.36 per fully diluted share reported in the 1996 third quarter. The decline was caused by after-tax special charges of $145.8 million ($239.0 million pre-tax), or $1.20 per share taken in the third quarter to implement a profit improvement plan. Excluding these special charges, net income was $54.7 million or $.45 per fully diluted share, a 25.0% improvement over the prior year. This improvement is attributable to increased profitability at Defense & Electronics and Fluid Technology, a decline in interest expense, and a gain on the sale of the North American seats operations, partially offset by a decline in profitability at Automotive.

 Net sales for the third quarter of 1997 were slightly higher than the third quarter of 1996, due mainly to the inclusion of sales from Goulds. Offsetting the favorable impact of the inclusion of sales from Goulds, were unfavorable foreign exchange translation and lower sales at Automotive reflecting the disposal of two product lines in the current year. An operating loss for the third quarter of 1997 of $123.9 million included special charges of $239.0 million as discussed above. Excluding the special charges, operating income was $115.1 million, an improvement of 5.2% over the $109.4 million reported in 1996. Operating income increased because of the inclusion of Goulds' operations and profit improvement at Defense & Electronics, partially offset by a decline in Automotive's operations and slightly higher headquarters expenses. Other operating expenses, which include gains and losses from foreign exchange transactions and other charges, were $4.0 million in the current quarter, compared to $.9 million in the 1996 third quarter. Operating margins, excluding special charges, were 5.6% in the third quarter of 1997 compared to 5.4% in the third quarter of 1996.

 Interest expense for the third quarter of 1997 decreased to $37.1 million compared to $40.2 million in the 1996 third quarter. The reduction in interest expense is attributable to lower interest rates resulting from the debt restructuring implemented in the fourth quarter of 1996, partially offset by additional interest expense on debt related to the acquisition of Goulds. Interest income was $4.5 million in the current quarter compared to $5.7 million in the prior year third quarter, a result of lower cash balances.

 The effective income tax rate was 39.0% in the third quarter for both years. Excluding the tax benefit on the special charges, of $93.2 million, income tax expense increased by $7.0 million to $34.9 million in the 1997 third quarter due to higher pretax earnings.

Business Segments- Sales and operating income for the three months ended September 30, 1997, and 1996 ($ in millions) for each of the Company's three major continuing business segments were as follows:

        Sales                             Operating Income
     Three months                           Three months
    1997      1996                          1997     1996
  $1,114.4  $1,268.9      Automotive      $(51.4)  $ 73.6


Automotive's sales were down approximately $154.5 million or 12.2% due primarily to unfavorable foreign exchange and the absence of sales from the two product lines sold in the current year. The special charges of $113.0 million taken in the third quarter resulted in an operating loss at Automotive of $51.4 million. Excluding special charges, operating income for the 1997 third quarter of $61.6 million was $12.0 million lower than the third quarter of 1996 because of unfavorable foreign exchange and continued sales price declines, partially offset by volume/mix gains and cost reductions.

        Sales                             Operating Income
     Three months                           Three months
      1997   1996                           1997     1996
                       Defense &
   $ 404.8   $ 375.2      Electronics     $ 28.4   $ 24.9

ITT Defense & Electronics' revenue for the quarter was up 7.9% from the prior year due to sales growth in both the defense and electronics segments of the business. Strong backlog and new contracts for SINCGARS (Single Channel Ground and Airborne Radio Systems) and National Polar Orbiting Environmental Satellite System were the drivers of the sales growth in the defense segment. Electronics sales growth was primarily in the infocom and aerospace markets. Operating income increased 14.0% over the 1996 third quarter, driven by the continued strong operating performance at Cannon.

        Sales                             Operating Income
     Three months                           Three months
      1997   1996                           1997     1996
   $ 504.5   $ 326.5   Fluid Technology   $(25.9)  $ 26.0


ITT Fluid Technology's 1997 third quarter sales were 54.5% higher than the 1996 third quarter primarily due to the inclusion of sales from Goulds. Sales growth in the United States and United Kingdom were partially offset by foreign exchange translation and a continued decline in municipal spending in Western Europe. The operating loss of $25.9 million was the result of $68.8 million of special charges taken in the third quarter of 1997. Excluding the special charges, operating income of $42.9 million was $16.9 million higher than the third quarter of 1996 largely due to the inclusion of Goulds' operations. Fluid Technology also had improvement in their margins because of higher margins at their Flygt operations and the realization of the benefits from the 1996 restructuring in Germany.

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996

  Net income of $35.8 million or $.29 per fully diluted share was reported in the first nine months of 1997 compared to the $151.4 million or $1.26 per fully diluted share reported in the first nine months of 1996. The current year net income included after-tax special charges including restructuring and losses related to the disposal of non-core businesses of $145.8 million, or $1.20 per share. Excluding the special charges, net income was $181.6 million or $1.49 per fully diluted share, a 19.9% increase over the prior year. The increase in net income was attributable to a reduction in interest expense, operating income gains at Defense & Electronics, and gains from the sale of the Company's North American aftermarket and seats operations as well as industrial lighting and plastic components business, partially offset by a profit decline at Automotive.

 The Company's sales were $6,478.0 million, or flat compared to the 1996 first nine months. The additional sales from Goulds were offset by unfavorable foreign exchange translation and lower sales at non-core operations held for disposition. Operating income for the first nine months of 1997 of $136.6 million included special charges of $239.0 million as previously discussed. Excluding the special charges, current year operating income of $375.6 million exceeded the $366.6 million in the prior year due to the inclusion of Goulds' operations since the date of acquisition and higher earnings at Defense & Electronics, partially offset by a decline in earnings at Automotive and companies held for disposition. Other operating expenses, which include gains and losses from foreign exchange transactions and other charges, was $16.1 million for the first nine months of 1997, compared to $4.9 million for the 1996 first nine months. Operating margins, excluding special charges, were 5.8% in the first nine months of 1997 compared to 5.7% in the first nine months of 1996.

 Interest expense for the first nine months of 1997 was $101.4 million, a decrease of $22.0 million from the $123.4 million in the first nine months of 1996. The reduction in interest expense is attributable to lower interest rates resulting from the debt restructuring implemented in the fourth quarter of 1996, partially offset by interest expense on debt related to the acquisition of Goulds. Interest income was $12.0 million for the current nine month period compared to $15.6 million for the prior year nine month period, a result of lower cash balances.

 The effective income tax rate was 39.0% for the 1997 first nine months compared to 40.4% in the first nine months of 1996. Excluding the tax benefit on the special charges, of $93.2 million, income tax expense increased by $13.3 million to $116.0 million in the 1997 period due to higher pretax earnings.


 Business Segments- Sales and operating income for the nine months ended September 30, 1997, and 1996 ($ in millions) for each of the Company's three major continuing business segments were as follows:

          Sales                                Operating Income
        Nine months                               Nine months
      1997      1996                            1997      1996
   $ 3,893.3  $ 4,137.3      Automotive       $ 123.3   $ 250.8



Automotive's revenue was down $244.0 million or 5.9% due primarily to unfavorable foreign exchange and the absence of sales from two product lines sold in the current year. Operating income, excluding the special charges of $113.0 million, for the first nine months of 1997 of $236.3 million was $14.5 million lower than the first nine months of 1996, a result of lower prices, unfavorable foreign exchange, and the ramp-up of the new MK-20, partially offset by an increase in volume, and cost reductions.

          Sales                                Operating Income
        Nine months                               Nine months
      1997      1996                            1997     1996
                         Defense &
   $1,223.6   $1,107.1      Electronics        $ 87.4   $ 75.1


Sales growth in both the defense and interconnect segments of the business resulted in a 10.5% increase in ITT Defense & Electronics revenue from the prior year first nine months. The increase in the defense segment sales is due to order input received in 1996 and strong growth in the international sector. The interconnect segment sales increase is due to improving market conditions. Operating income was 16.5% higher in the 1997 period, driven by a strong operating performance at Cannon and volume gains in defense lines.

          Sales                                Operating Income
        Nine months                               Nine months
      1997      1996                           1997      1996
   $1,209.2  $ 953.9    Fluid Technology      $ 35.2    $ 77.6



ITT Fluid Technology's 1997 first nine months sales were 26.8% higher than the 1996 nine month period due to the inclusion of Goulds' sales since the date of acquisition. The sales increase related to the Goulds acquisition was partially offset by unfavorable foreign exchange translation, a continued decline in municipal spending in Western Europe, and the absence of sales from the General Controls product line which was sold in the second quarter of 1996. Operating income, excluding the special charges of $68.8 million, for the first nine months of 1997 of $104.0 million was $26.4 million higher than the prior year. The improvement in operating income was primarily attributable to the inclusion of Goulds' operations since the date of acquisition. In addition, operating income was up as a result of cost control actions in Europe and operating improvements at several North American units in the first quarter of 1997.

Special Charges

     During the third quarter of 1997, the Corporation took several actions to strengthen the operating performance of the Company and improve operating efficiencies. As a result, ITT Industries has recognized a $239.0 million pre-tax charge to operating income ($145.8 million after taxes or $1.20 per share). A restructuring charge of $114.4 million was recognized at the ITT Automotive and ITT Fluid Technologies units. These restructuring charges relate primarily to the write-down of assets and to severance costs associated with the closure and consolidation of facilities and related workforce reductions. An additional charge of $91.1 million was recognized by the Corporation for estimated losses on the planned sales of certain non-core businesses including the sale of the ITT Semiconductors business which consummated in October 1997. Other special charges of $31.5 million have been recognized for conforming the accounting policies of the recently acquired Goulds Pumps, Inc. with ITT Industries' accounting policies and to increase environmental reserves. On a pre-tax basis these charges have approximately a $73 million cash impact, the majority to be incurred in 1998. Upon full implementation in 1999, the charge related to the ITT Automotive restructuring will result in annual pre-tax savings of approximately $115 million and cash savings of approximately $104 million, respectively.

Liquidity and Capital Resources

  Cash from operating activities was $339.4 million for the first nine months of 1997 compared to an outflow of $2.8 million in the prior year, primarily the result of lower working capital requirements and the absence of payments related to discontinued operations.

 The increase in working capital (receivables, inventory, payables, and accrued liabilities) required a cash outflow of $180.8 million, due largely to a seasonal increase in receivables and the timing of a payment from a major customer at Automotive. Working capital required a cash outflow of $395.1 million in the first nine months of 1996 due to a seasonal increase in receivables and a reduction in accounts payable at Automotive and Defense & Electronics.

 Many of the Company's businesses require substantial investment in plant and tooling in order to produce their products. Gross plant additions totaled $298.2 million for the first nine months of 1997, with approximately 71% of that total incurred at Automotive. Spending for the first nine months of 1996 was $265.6 million, of which approximately 69% was at Automotive.

 Cash from investing activities for the first nine months of 1997 included proceeds from the sale of the North American aftermarket and seats operations and the industrial lighting and plastic components business. Cash outflows included the purchase of Goulds and the remaining 20% interest in Electrical Systems, Inc. (ESI) from General Motors Corporation. Cash inflows in the first nine months of 1996 included $123.9 million from the sale of land and other assets, including a portion of ITT Community Development Corporation and the ITT General Controls product line.

 External borrowings were $2,342.4 million at September 30, 1997, compared with $1,418.8 million at December 31, 1996. Cash and cash equivalents were $208.4 million at September 30, 1997, compared to $121.9 million at year-end 1996. The higher debt level at September 30, 1997 reflects borrowings to fund the acquisitions partially offset by proceeds from asset sales as discussed above.

   Shareholders' equity decreased $16.0 million during the first nine months of 1997, primarily due to growth in retained earnings offset by $145.8 million of special charges taken in the third quarter. Dividend payments of $.45 per share were made in the first nine months of 1997. A quarterly dividend of $.15 per share will be paid on January 1, 1998.

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


November 13, 1997

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

 (99)  Additional Exhibits                             None

                                                             EXHIBIT 11

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

               CALCULATION OF EARNINGS (LOSS) PER SHARE

                    (In millions, except per share)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                         1997     1996        1997     1996

  PRIMARY BASIS
      Net (loss) income                $ (91.1)   $ 43.7     $ 35.8   $ 151.4


      Average common shares outstanding  118.4     118.1      118.4     117.8
      Common shares issuable in respect
        to common stock equivalents        2.9       2.3        2.4       2.6
      Average common equivalent shares   121.3     120.4      120.9     120.4


  Earnings (loss) Per Share
      Net (loss) income                $ (.75)     $ .36      $ .30    $ 1.26


  FULLY DILUTED BASIS

      Net (loss) income                $(91.1)    $ 43.7     $ 35.8    $151.4


      Average common equivalent shares  121.3      120.4      120.9     120.4
      Additional common shares issuable
        assuming full dilution             .6        -          1.1       -
      Average common equivalent shares
        assuming full dilution          121.9      120.4      122.0     120.4


  Earnings (loss) Per Share
      Net (loss) income                $ (.75)     $ .36      $ .29    $ 1.26


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

                                                             EXHIBIT 12

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

       CALCULATION OF RATIOS OF EARNINGS TO TOTAL FIXED CHARGES
        AND CALCULATION OF EARNINGS TO TOTAL FIXED CHARGES AND
                    PREFERRED DIVIDEND REQUIREMENTS
                         (Dollars in millions)

                       Nine Months Ended
                         September 30,      Years Ended December 31,
                         1997   1996      1996    1995    1994   1993     1992
Earnings:
Income from continuing
  operations           $ 35.8  $ 151.4   $ 222.6 $ 20.7  $201.6  $134.8  $ 655.0
Add(deduct):
   Adjustment for
    distributions in
    excess of (less
    than)undistributed
    equity earnings and
    losses a)              1.2     1.9       1.9     .6     -      (2.6)   (30.8)
   Income taxes           22.9   102.7     148.4   50.2   147.5    65.1    311.3
   Amortization of
    interest capitalized    .7      .7        .9    2.5      .7     3.9      2.7
                          60.6   256.7     373.8   74.0   349.8   201.2    938.2

Fixed Charges:
   Interest and other
    financial charges    101.4   123.4     169.0  175.2   115.2   154.0    180.0
   Interest factor
    attributable to
    rentals b)            23.2    23.2      30.9   29.0    22.0    24.2     24.8
                         124.6   146.6     199.9  204.2   137.2   178.2    204.8
Earnings, as adjusted,
 from continuing
 Operations            $ 185.2 $ 403.3   $ 573.7 $278.2  $487.0  $379.4 $1,143.0

Fixed Charges:
   Fixed charges above $ 124.6 $ 146.6   $ 199.9 $204.2  $137.2  $178.2 $  204.8
   Interest capitalized    -        .6       1.1    2.9     6.8     8.0     11.6
      Total fixed
       charges           124.6   147.2     201.0  207.1   144.0   186.2    216.4
Dividends on preferred
 stock (pre-income tax
 basis) c)                 -       -         -     23.4    47.5    50.0     63.0

      Total fixed
       charges and
       preferred
       dividend
       requirements    $ 124.6 $ 147.2   $ 201.0 $230.5  $191.5  $236.2 $  279.4

Ratios:
   Earnings, as
    adjusted, from
    continuing
    operations to
    total fixed charges   1.49    2.74      2.85   1.34   3.38     2.04      5.28

   Earnings, as
    adjusted, from
    continuing
    operations to
    total fixed charges
    and preferred
    dividend
    requirements          1.49    2.74      2.85   1.21   2.54     1.61      4.09

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