Form 10-K405
period 1997-12-31
ITT INDUSTRIES INC
filed 1998-03-27
CIK 216228

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No....


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on January 31, 1998, was approximately $3.5 billion.

     As of February 28, 1998, there were outstanding 118,445,827 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 14, 1998, is incorporated by reference in
Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART      1      Business of ITT Industries..................................     1
 I        2      Properties..................................................    10
          3      Legal Proceedings...........................................    10
          4      Submission of Matters to a Vote of Security Holders.........    11
          *      Executive Officers of ITT Industries........................    11
PART      5      Market for Common Stock and Related Stockholder Matters.....    12
 II       6      Selected Financial Data.....................................    13
          7      Management's Discussion and Analysis of Financial Condition
                   and
                   Results of Operations.....................................    14
          7A     Quantitative and Qualitative Disclosures About Market
                   Risk......................................................    20
          8      Financial Statements and Supplementary Data.................    20
          9      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................    20
PART     10      Directors and Executive Officers of ITT Industries..........    20
III      11      Executive Compensation......................................    20
         12      Security Ownership of Certain Beneficial Owners and
                   Management................................................    20
         13      Certain Relationships and Related Transactions..............    21
PART     14      Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.......................................................    21
 IV
         Signatures..........................................................  II-1
         Exhibit Index.......................................................  II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I
ITEM 1.                    BUSINESS OF ITT INDUSTRIES

     ITT Industries, Inc. ("ITT Industries" or the "Company"), an Indiana corporation incorporated on September 5, 1995 as, and originally named, ITT Indiana, Inc., is the successor pursuant to a statutory merger of ITT Corporation, a Delaware corporation ("ITT Delaware"), into ITT Industries effective December 20, 1995. ITT Delaware, originally incorporated in Maryland in 1920 as International Telephone and Telegraph Corporation, was reincorporated in Delaware in 1968 and changed its name to ITT Corporation in 1983. On December 19, 1995, ITT Delaware made a distribution (the "Distribution") to its stockholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation ("ITT Destinations"), and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation (now known as Hartford Financial Services Group, Inc. or "The Hartford"), both of which were wholly-owned subsidiaries of ITT Delaware. In connection with the Distribution, ITT Destinations changed its name to ITT Corporation ("ITT Corporation"). Reference is made to "-- CERTAIN RELATIONSHIPS AMONG ITT INDUSTRIES, ITT CORPORATION and THE HARTFORD AFTER THE DISTRIBUTION."

     ITT Industries has its World Headquarters at 4 West Red Oak Lane, White Plains, NY 10604 and has approximately 58,500 employees based in over 40 countries. Unless the context otherwise indicates, references herein to ITT Industries include its subsidiaries. The telephone number for ITT Industries is 914-641-2000.

     ITT Industries, with 1997 sales of approximately $8.8 billion, is a worldwide enterprise engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products, focused on the three principal business segments of ITT Automotive, ITT Defense & Electronics and ITT Fluid Technology. See "-- RESTRUCTURING" for information concerning the ongoing evaluation process with respect to ITT Industries' businesses and "BUSINESS SEGMENT INFORMATION" in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for information concerning ITT Community Development Corporation, other non-core businesses, and businesses which have been sold.

     The table below shows in percentage terms ITT Industries' consolidated net sales and operating income attributable to each of its ongoing lines of business for the last three years:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1997    1996    1995
                                                              ----    ----    ----
NET SALES
  ITT Automotive............................................   60%     66%     66%
  ITT Defense & Electronics.................................   19      19      19
  ITT Fluid Technology......................................   21      15      15
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===
OPERATING INCOME
  ITT Automotive............................................   52%     60%     62%
  ITT Defense & Electronics.................................   21      20      18
  ITT Fluid Technology......................................   27      20      20
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

BUSINESS AND PRODUCTS

  ITT Automotive

     ITT Automotive, with 1997 sales of approximately $5.2 billion, is one of the largest independent suppliers of components, systems and modules to vehicle manufacturers worldwide and also is a supplier of related products to the aftermarket. Through operations located in Europe, North America and South America, and joint ventures and licensees throughout the world, ITT Automotive designs, engineers and manufactures a broad range of automotive components, systems and modules under three major worldwide product groupings -- Brake and Chassis Systems, Electrical Systems and Automotive Components.

     The Brake and Chassis Systems group, which had 1997 sales of approximately $2.2 billion, produces anti-lock brake systems ("ABS"), traction control systems ("TCS"), the electronic stability program ("ESP"), chassis systems and foundation brake components. ESP provides functions such as traction control, anti-lock braking, electronic brake-force distribution and control of engine torque and is designed to provide assistance in braking, starting, steering and achieving control of the vehicle under various driving conditions. ABS remains the largest product line of ITT Automotive with 21%, 22% and 24% of total sales in 1997, 1996 and 1995, respectively.

     The Electrical Systems group, which had 1997 sales of approximately $1.9 billion, produces automotive products, such as wiper module assemblies, air management systems, switches and fractional horsepower direct current motors. The wiper business unit accounted for 15% of ITT Automotive's sales in 1997.

     The Automotive Components group, which had 1997 sales of approximately $1.1 billion, produces fluid handling systems, friction material and Koni(R) shock absorbers. The fluid handling business unit accounted for 7% of ITT Automotive's sales in 1997.

     The following table illustrates the percentage sales by group for the periods specified:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1997     1996     1995
                                                              ----     ----     ----
Brake and Chassis Systems...................................   43%      44%      44%
Electrical Systems..........................................   37       33       33
Automotive Components.......................................   20       23       23
                                                              ---      ---      ---
                                                              100%     100%     100%
                                                              ===      ===      ===

     ITT Automotive markets products using various recognizable brand names in the automotive industry, including Teves(R) and Ate(R) (brake components and systems), SWF(R) (wiper systems, electric motors and switches) and Koni(R) (shock absorbers).

     ITT Automotive provides modules which are pre-assembled components and units installed in a particular location of a vehicle. At present, ITT Automotive provides corner modules, which contain brake components, knuckles, bearings and other smaller items, and windshield wiper modules, which contain wiper arms, blades, linkages, motors, a washer fluid reservoir and a pump motor. ITT Automotive is also developing new product lines such as complete axle assemblies.

     The principal customers for products of ITT Automotive are the top vehicle manufacturers worldwide. Of these manufacturers, ITT Automotive's largest customers are General Motors, Ford, Volkswagen, Chrysler, Mercedes and BMW, contributing 21% 13%, 9%, 8%, 7% and 6%, respectively, to ITT Automotive's 1997 sales. In addition, approximately 6% of ITT Automotive's 1997 net sales, which included brake parts, shocks and struts and windshield wiper components, were to customers in the aftermarket.

     The level of activity of ITT Automotive is generally dependent upon the condition of major economies throughout the world. Of particular importance are light vehicle production levels in markets served by ITT Automotive and the amount of ITT Automotive products included in the vehicles being produced. See "-- COMPETITION."

     During 1997, the North America aftermarket, the seats and the body systems businesses of ITT Automotive were sold in an effort to focus more on the core business of ITT Automotive.

     ITT Automotive companies have approximately 30,000 employees in 63 facilities located in 18 countries.

  ITT Defense & Electronics

     ITT Defense & Electronics, with 1997 sales of approximately $1.7 billion, develops, manufactures and supports high technology electronic systems and components for worldwide defense and commercial markets with operations in North America, Europe and Asia. Defense market products include tactical communications equipment, airborne electronic warfare systems, night vision devices, radar, space payloads, and operations, maintenance and technical services. Commercial products and services include interconnect products (such as connectors, switches and cable assemblies), night vision devices and space launch services.

     ITT Defense & Electronics concentrates its efforts in those market segments where management believes it can be a market leader. It is a leading supplier of products that management believes will be critical to the armed forces in the 21st century, particularly products designated to facilitate communications in the forward area battlefield, night vision devices that enable soldiers to conduct night combat operations and airborne electronic warfare systems that protect aircraft from enemy missiles. In addition, through its global operations, maintenance and technical services business, management believes that ITT Defense & Electronics may benefit from trends to commercialize and outsource military support services.

     In the interconnect market, ITT Cannon maintains a position as one of the world's largest connector companies based on revenue and is a leading supplier to the industrial and military/aerospace sectors. Its products include electronic connectors, switches, test accessories and cable assemblies for information systems, industrial, military/aerospace and transportation applications.

     In tactical communications the ITT Aerospace/Communications Division manufactures products, including voice and data systems, that facilitate communications in the forward area battlefield. ITT Aerospace/Communications Division produces the Single Channel Ground and Airborne Radio System ("SINCGARS") and has a contract to produce the Near Term Digital Radio ("NTDR"), which will have data transmission capacity twenty times greater than SINCGARS. In addition, the ITT Aerospace/Communications Division produces sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency in remote sensing/navigation space payloads to track hurricanes, tornadoes and other weather patterns.

     In operations, maintenance and technical services, ITT Federal Services Corporation provides military base operations support, equipment and facility maintenance, and training services for government sites around the world.

     At the end of 1997, ITT Industries acquired Kaman Sciences Corporation (now renamed ITT Systems & Sciences Corporation), a supplier of information technology services and systems to the government.

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

     ITT Gilfillan produces ship and air defense radar and air traffic control systems.

     ITT Avionics produces airborne electronic warfare systems, such as the Airborne Self-Protection Jammer ("ASPJ"), to help protect aircraft from radar-guided weapons. ITT Avionics was selected by the United States Army to develop the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). ITT Avionics, teamed with Lockheed Martin Sanders, was also awarded the development contract for the United States Integrated Defensive Countermeasures ("IDECM") program for fixed wing aircraft such as the F/A-18 E/F fighter fleet.

     The following table illustrates the percentage sales by product line for the periods specified:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                              1997      1996      1995
                                                              ----      ----      ----
Interconnect................................................   34%       33%       33%
Tactical Communications/Space Payloads......................   28        27        28
Operations, Maintenance and Technical Services..............   18        19        18
Night Vision/Radar..........................................   12        12        10
Airborne Electronic Warfare.................................    6         6         9
Other.......................................................    2         3         2
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

     ITT Defense & Electronics sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 66% of 1997 net sales of ITT Defense & Electronics was to governmental entities, of which approximately 85% was to the United States Government (principally in defense programs). In 1997 ITT Defense & Electronics, along with Racal Electronics and Siemens Plessey Systems, announced a joint venture to develop the Bowman Program, a $3.2 billion tactical communications system for the British Armed Forces.

     A substantial portion of the work of ITT Defense & Electronics is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, no other governmental or commercial customer accounted for more than 3% of 1997 net sales for ITT Defense & Electronics.

     Sales to non-governmental entities have remained at approximately one-third of total sales from 1994 through 1997. Certain products sold by ITT Defense & Electronics have particular commercial application, including night vision products and those products already sold to the commercial sector, such as connectors and switches. In addition, ITT Defense & Electronics has entered into a partnership with California Commercial Spaceport, Inc. to form Spaceport Systems International ("SSI"). It is currently planned that SSI will build and operate a commercial satellite launch facility at Vandenberg Air Force Base in California to launch commercial and government satellite payloads into low polar earth orbits.

     Order backlog for ITT Defense & Electronics in 1997 was $2.2 billion, compared with $2.3 billion for 1996 and $2.0 billion for 1995.

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

     During 1997, the lighting business of ITT Defense & Electronics was sold.

     ITT Defense & Electronics companies have approximately 15,000 employees in 85 facilities in 16 countries.

  ITT Fluid Technology

     ITT Fluid Technology, with 1997 sales of approximately $1.8 billion, is a worldwide enterprise engaged in the design, development, production and sale of products, systems and services used to move, handle, transfer, control and contain fluids. With sales to more than 135 countries, ITT Fluid Technology is a leading supplier of pumps, valves, heat exchangers, mixers and controls for the management of fluids.

     The majority of ITT Fluid Technology's sales are in North America and Western Europe. Principal markets are water supply and wastewater treatment, industrial and process, and construction. Industrial and process market activity includes strong market positions in chemical processing, pulp and paper, and in selected segments of the hydrocarbon processing industry, power, mining and general industrial markets. Construction market activity includes residential, commercial and municipal water well pumps and systems, heating, ventilation and air conditioning ("HVAC") segments of the residential and non-residential construction market and in construction dewatering. ITT Fluid Technology also has significant niche positions in leisure marine, fire protection, whirlpool bath pumps and in aerospace valves.

     Sales are made directly and through independent distributors and representatives. ITT Fluid Technology is structured in three worldwide product groups and one international sales group, each of which is briefly described below. No single customer accounted for more than 2% of 1997 net sales for ITT Fluid Technology.

     ITT Flygt, with 1997 sales of approximately $610 million, is a pioneer in submersible technology and is the world leader in submersible pumping and mixing products. About half of ITT Flygt's worldwide sales come from wastewater treatment markets. Other sales are to construction, mining and industrial markets.

     Commercial & Specialty Products, with 1997 sales of approximately $800 million, offers a range of products, including dry-mount pumps and heat exchangers, control and accessory products for liquid based heating and cooling systems, residential water well pumps, pumps for light industrial, original equipment manufacturers and irrigation markets, and specialty valves, pumps and associated products for the leisure marine, pool and whirlpool bath markets. Brand names include Bell & Gossett(R), Dia-Flo(R), Fabri-Valve(R), Goulds(R), ITT Standard(R), Jabsco(R), Lowara(R), Marlow(R), McDonnell & Miller(R), Neo-Dyn(R) and Pure-Flo(R).

     Industrial Pumps, with 1997 sales of approximately $400 million, offers a broad line of pumps and valves for industrial, process and heavy duty commercial application world-wide. Brand names include A-C(R) Pump, Goulds(R), Marlow(R), Richter(R), Vogel(R) and others.

     ITT Fluid Technology International is the international selling arm of ITT Fluid Technology. ITT Fluid Technology International sells and distributes various products manufactured by ITT Fluid Technology companies worldwide and provides aftermarket support and services to customers in Europe, the Middle East and Africa and in the Asia Pacific region, Central Asia and Latin America.

     During 1997, ITT Industries acquired Goulds Pumps, Incorporated ("Goulds Pumps"), a leading supplier of industrial, residential and commercial pumps, parts and accessories.

     The following table illustrates the percentage sales by division for the periods specified:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                              1997      1996      1995
                                                              ----      ----      ----
Flygt.......................................................   34%       48%       48%
Commercial & Specialty Products*............................   44        41        41
Industrial Pumps*...........................................   22        11        11
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

---------------

     * Amounts for 1997 include sales from Goulds Pumps for seven months.

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

     ITT Fluid Technology companies have approximately 13,500 employees in 115 facilities and sales in over 135 countries.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "BUSINESS SEGMENT INFORMATION" in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details with respect to business segments.

RESTRUCTURING

     Since its inception in December of 1995 after the spin-off of ITT Corporation and The Hartford, ITT Industries has been continually evaluating its businesses and operations. This evaluation process, which has led to a shift in the mix of ITT Industries' businesses, continues with the goal of improving ITT Industries' businesses and operations thereby providing efficiencies and opportunities to create value for ITT Industries' shareholders. In 1996, divestitures were made in both core and non-core segments of ITT Industries' businesses, and small acquisitions were also made.

     In 1997, ITT Industries divested its semiconductor operations and began an extensive, overall evaluation of its automotive business and operations. To date, that evaluation has led to the divestiture of its North American aftermarket, seat subsystems, European body systems and magnet production operations and the initiation of a significant cost reduction program.

     The evaluation process, which continues, is focusing in particular on the businesses involved in engineering, manufacturing and marketing automotive brakes, chassis modules and electrical systems and will encompass an examination of all strategic alternatives, including the possible sale of one or more of these major businesses. This does not include the remaining lines of business comprising the automotive segment which account for approximately twenty percent of overall automotive sales constituting the components group which produces fluid handling, friction and shock absorber products, and the automotive switch business. ITT Industries has engaged investment bankers to assist in this evaluation.

     The Company also made significant acquisitions in 1997 with Goulds Pumps and Kaman Sciences being added.

GEOGRAPHIC MARKETS

     Approximately one-half of ITT Industries' sales are to customers outside the United States. The geographic sales mix of ITT Industries is illustrated (in percentage terms) by the following table for the periods specified:

                                                                  1997      1996      1995
                                                                  ----      ----      ----
United States...............................................       48%       47%       48%
Canada and Mexico...........................................        6         6         6
                                                                  ---       ---       ---
    Total North America.....................................       54        53        54
Europe......................................................       39        41        40
Asia/Pacific and Other......................................        7         6         6
                                                                  ---       ---       ---
                                                                  100%      100%      100%
                                                                  ===       ===       ===

     The geographic sales base of ITT Automotive is predominantly in Europe and North America. In 1997, approximately 48% of sales of ITT Automotive were to customers in the United States and Canada and approximately 46% of sales were to customers in Western Europe. Management of ITT Industries sees growth opportunities in South America, Mexico and Asia, particularly in China. In addition to its wholly-owned facilities, ITT Automotive also is involved in other joint venture and licensing arrangements throughout the world as a means of serving its international customer base.

     The geographic sales base of ITT Defense & Electronics is predominantly the United States, which accounted for approximately 74% of 1997 sales. Management of ITT Defense & Electronics is attempting to increase its international defense business and sees growth opportunities in the Asia/Pacific region, Europe and the Middle East. ITT Cannon has a 90% joint venture in China and a wholly-owned subsidiary in Japan to supply connectors and switches for, in large part, consumer electronics products in those markets.

     The geographic sales base of ITT Fluid Technology is broad. In 1997, approximately 53% of the sales of ITT Fluid Technology was derived from the United States and Canada while approximately 31% was derived from Western Europe. The geographic sales mix differs among products and among divisions of ITT Fluid Technology. Management of ITT Industries sees growth opportunities in Eastern Europe and Central Asia, Africa/Middle East, Latin America and the Asia/Pacific region. In China, ITT Fluid Technology has manufacturing and distribution facilities to produce and sell submersible pumps for the sewage handling and mining markets and a joint venture which produces vertical turbine pumps and includes a foundry operation. It also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East and other locations in the Asia/Pacific region.

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

  ITT Automotive

     Competition is intense in the global automotive industry. This competitive environment has resulted in increased pressure to reduce prices and, therefore, costs. Since purchased items represent a major portion of the total costs of vehicle manufacturers, vehicle manufacturers are expected to continue to pressure suppliers such as ITT Automotive to provide cost reductions through a variety of means. Suppliers such as ITT Automotive are also likely to continue to experience competitive pricing pressures, as vehicle manufacturers adopt manufacturing strategies such as the use of worldwide common platforms for the manufacture of automobiles.

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

  ITT Fluid Technology

     The ITT Fluid Technology business is affected by strong competition, changing economic conditions, industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. Management of ITT Fluid Technology responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs.

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

CYCLICALITY

     Many of the markets in which ITT Industries' businesses operate are cyclical and can be affected by general economic conditions in those markets. For example, a large percentage of the ITT Industries' 1997 net sales was derived from sales to automobile manufacturers. The automobile industry is highly cyclical, although cycles in the major markets of North America and Europe are not necessarily concurrent. A decline in the demand for new automobiles and industry production levels could have an adverse effect on ITT Industries. ITT Industries also manufactures and sells products used in other historically cyclical industries, such as the construction, mining and minerals and aerospace industries, and thus could be adversely affected by negative cycles affecting those and other industries.

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

ENVIRONMENTAL MATTERS

     ITT Industries is subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Environmental requirements are significant factors affecting all operations. Management believes that ITT Industries' companies closely monitor all of their respective environmental responsibilities, together with trends in environmental laws. ITT Industries has established an internal program to assess compliance with applicable environmental requirements for all of its facilities, both domestic and overseas. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past 15 years ITT Industries has conducted regular, thorough audits of its major operating facilities. As a result, management of ITT Industries believes that ITT Industries' companies are in substantial compliance with current environmental regulations. Management does not believe, based on current circumstances, that it will incur compliance costs pursuant to such regulations that will have a material adverse effect on ITT Industries' financial position, results of operations or cash flows.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISKS AND UNCERTAINTIES -- ENVIRONMENTAL MATTERS" and "LEGAL PROCEEDINGS".

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

RESEARCH, DEVELOPMENT AND ENGINEERING

     The businesses of ITT Industries require substantial commitment of resources to research, development and engineering activities which are conducted in laboratory and engineering facilities at most of its major manufacturing subsidiaries. Because ITT Industries believes that continued leadership in technology is essential to its future, most ITT Industries' funds dedicated to research and development are applied to areas of high technology, such as aerospace, automotive braking and electrical systems, and applications involving electronic components. Expenditures by ITT Industries for research, development, and engineering totaled $496.9 million in 1997, $535.2 million in 1996 and $513.9 million in 1995. Of those amounts 71.5% in 1997, 65.6% in 1996 and 58.7% in 1995 was expended pursuant to customer contracts.

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

     ITT Industries has obtained the exclusive right and license from ITT Corporation to use the "ITT" name, mark and logo with respect to the businesses that ITT Industries operated on the date of Distribution and in the operation of any businesses closely related thereto. ITT Industries also has the non-exclusive right to use the "ITT" name, mark and logo in the operation of any new business it operates so long as such new business is not included in ITT Corporation's or The Hartford's businesses on the date of Distribution or businesses closely related thereto. These rights and licenses are perpetual, subject to the maintenance of certain quality standards and other terms of the operative license agreement and are considered by ITT Industries' management to be of material importance to ITT Industries.

EMPLOYEES

     As of December 31, 1997, ITT Industries and its subsidiaries employed an aggregate of approximately 58,500 people. Of this number, approximately 26,000 are employees in the United States, of whom approximately 40% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

DISCONTINUED OPERATIONS

     Effective December 19, 1995, ITT Delaware made a distribution to its shareholders of its former subsidiary, ITT Destinations, which conducted its hospitality, entertainment and information services businesses and its former subsidiary, The Hartford, which conducted its insurance businesses. Both ITT Destinations, renamed ITT Corporation, and The Hartford have been reflected as "Discontinued Operations".

     In 1995, ITT Financial Corporation, a former subsidiary of ITT Delaware, merged into ITT Delaware and its indebtedness was assumed by ITT Delaware and subsequently by ITT Industries. ITT Financial has been reflected as "Discontinued Operations" in the financial statements of ITT Industries.

     See "Dispositions and Discontinued Operations" in the "Notes to Consolidated Financial Statements" herein.

CERTAIN RELATIONSHIPS AMONG ITT INDUSTRIES, ITT CORPORATION AND THE HARTFORD AFTER THE DISTRIBUTION

     ITT Delaware, ITT Corporation and The Hartford entered into a Distribution Agreement (the "Distribution Agreement") providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among ITT Industries, ITT Corporation and The Hartford subsequent to the Distribution.

     The Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities designed to allocate generally the financial responsibility for the liabilities arising out of or in connection with (i) the automotive, defense & electronics, and fluid technology businesses to ITT Industries and its subsidiaries, (ii) the hospitality, entertainment and information services businesses to ITT Corporation and its subsidiaries and
(iii) the insurance businesses to The Hartford and its subsidiaries. The Distribution Agreement also provides for the allocation generally of the financial responsibility for the liabilities arising out of or in connection with former and present businesses not described in the immediately preceding sentence to or among ITT Industries, ITT Corporation and The Hartford. The Distribution Agreement provides that neither ITT Industries, ITT Corporation nor The Hartford will take any action that would jeopardize the intended tax consequences of the Distribution.

     ITT Industries, ITT Corporation and The Hartford have also entered into agreements in connection with the Distribution relating to intellectual property, tax and employee benefit matters.

     Two members of the Board of Directors of ITT Industries also serve on the Board of Directors of The Hartford.

     On February 23, 1998, ITT Corporation was acquired by Starwood Hotels & Resorts Worldwide, Inc. It cannot be determined at this time what effect, if any, the acquisition of ITT Corporation may have with respect to ongoing obligations under the Distribution Agreement and related matters.

                            ------------------------

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS" for information regarding forward-looking statements and cautionary statements relating thereto.

                            ------------------------

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

ITEM 3.                        LEGAL PROCEEDINGS

     ITT Industries and its subsidiaries are responsible, in whole or in part, or are alleged to be responsible for environmental investigation and remediation at approximately 110 sites in North America and Europe. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at approximately 47 sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. In many of these proceedings, ITT Industries' liability is considered de minimis. At 21 of these sites, formerly operated by subsidiaries of the Company, liability and/or defense costs are to be divided equally among ITT Industries, ITT Corporation and The Hartford pursuant to the Distribution Agreement. The remaining cases are generally actions either brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

     ITT Industries is involved in an environmental proceeding in California relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. ITT Industries and other allegedly responsible parties have completed an arbitration to allocate among the PRPs responsibility to fund the clean-up required by the EPA. Lockheed Martin Corporation challenged the allocation in the Superior Court, Los Angeles County. The lower court ruled in ITT Industries' favor; however, Lockheed Martin has appealed. Oral argument is expected in the second quarter of 1998. The parties, including Lockheed Martin, negotiated an interim funding arrangement, pending the appeal, which will permit the EPA ordered clean-up to proceed. ITT Industries has filed a suit against its insurers in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. for recovery of costs it has incurred in connection with this and other environmental matters. ITT Industries already has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

     Reference is made to "BUSINESS OF ITT INDUSTRIES -- CERTAIN RELATIONSHIPS AMONG ITT INDUSTRIES, ITT CORPORATION AND THE HARTFORD AFTER THE DISTRIBUTION" for information concerning the allocation of certain liabilities.

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

                      EXECUTIVE OFFICERS OF ITT INDUSTRIES

     The following information is provided as to the executive officers of ITT
Industries:

                                                                                                               DATE OF
                                     AGE AT                                                   YEAR OF          ELECTION
                                   FEBRUARY 1,                                            INITIAL ELECTION    TO PRESENT
               NAME                   1998                      POSITION                   AS AN OFFICER       POSITION
               ----                   ----                      --------                   -------------       --------
Ralph D. Allen....................      56       Vice President, Director of                    1981           12/19/95
                                                   Investor Relations
Travis Engen......................      53       Chairman, President and Chief Executive        1987           12/19/95
                                                   and Director
Donald E. Foley...................      46       Vice President and Treasurer                   1996            5/21/96
Louis J. Giuliano.................      51       Senior Vice President                          1988           12/19/95
Martin Kamber.....................      49       Senior Vice President, Director of             1995           12/19/95
                                                   Corporate Development
Heidi Kunz........................      43       Senior Vice President and Chief                1995           12/19/95
                                                 Financial Officer
Richard J. Labrecque..............      59       Senior Vice President                          1985             3/1/96
Frank E. Macher...................      56       Senior Vice President                          1997            6/19/97
Vincent A. Maffeo.................      47       Senior Vice President and General              1995           12/19/95
                                                 Counsel
Thomas R. Martin..................      44       Vice President, Director of Corporate          1996            9/10/96
                                                   Relations
Richard W. Powers.................      56       Vice President, Director of Taxes              1991           12/19/95
James P. Smith, Jr................      55       Senior Vice President, Director of             1995           12/19/95
                                                   Human Resources
Richard J. Townsend...............      47       Vice President, Controller and                 1997            1/20/98
                                                 Director, Strategy

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors. Mr. Engen has an employment agreement with ITT Industries providing, among other things, for his employment as Chairman and Chief Executive through December 31, 1999.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries or with its predecessor, ITT Delaware, bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Engen, prior to his election as Chairman,

President and Chief Executive, was Executive Vice President of ITT Delaware
(1991); (ii) Mr. Foley, prior to his election as Vice President and Treasurer, was Assistant Treasurer of International Paper Company; (iii) Mr. Kamber, prior to his election as Senior Vice President, Director of Corporate Development, was Vice President, Corporate Development, of ITT Automotive, Inc. (1993) and Executive Assistant to the President, Chief Operating Officer and to the Executive Vice President of ITT Delaware; (iv) Ms. Kunz, prior to her election as Senior Vice President and Chief Financial Officer, was Vice President (1994) and Treasurer (1993) of General Motors Corporation and, prior to that, Assistant Treasurer of General Motors Corporation; (v) Mr. Labrecque, prior to his election as Senior Vice President, was Vice President of ITT Delaware; (vi) Mr. Macher, prior to his election as Senior Vice President, held a number of management positions with Ford Motor Company, including Vice President & General Manager, Automotive Components Division; (vii) Mr. Maffeo, prior to his election as Senior Vice President and General Counsel, was Vice President and General Counsel of ITT Automotive, Inc. (1992); (viii) Mr. Martin, prior to his election as Vice President, Director of Corporate Relations, was Vice President of Corporate Communications of Federal Express Corp. (1995) and, prior to that, was Managing Director of Public Relations of Federal Express Corp. (ix) Mr. Powers, prior to his election as Vice President, Director of Taxes, was Vice President of ITT Delaware; (x) Mr. Smith, prior to his election as Senior Vice President, was Executive Vice President of ITT Sheraton Corporation (1993) and Senior Vice President of ITT Sheraton Corporation; and (xi) Mr. Townsend, who acquired the additional title of Director, Strategy on January 20, 1998, was, prior to his election as Vice President and Controller (1997), Assistant Corporate Controller of IBM Corporation (1995) and, prior to that, held various other management positions in the IBM organization.

                                    PART II

ITEM 5.                     MARKET FOR COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                 1997                 1996
                                                           ----------------    -------------------
                                                            HIGH      LOW       HIGH         LOW
                                                           ------    ------    -------     -------
                                                                         IN DOLLARS
Three Months Ended
  March 31...............................................  $26.38    $22.38    $ 27.75     $ 22.25
  June 30................................................   27.75     22.13      28.63       24.75
  September 30...........................................   33.69     25.00      26.00       21.50
  December 31............................................   33.38     28.75      25.75       22.75

     The above table reflects the range of market prices of Common Stock of ITT Industries as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "IIN"). During the period from January 1, 1998 through February 28, 1998, the high and low reported market prices of ITT Industries Common Stock were $34.44 and $28.13, respectively.

     ITT Industries declared dividends of $.15 per common share in each of the four quarters of 1996 and 1997 and in the first quarter of 1998.

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

     There were 51,830 holders of record of ITT Industries Common Stock on February 28, 1998.

     ITT Industries Common Stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA
                         IN MILLIONS, EXCEPT PER SHARE

                                          1997       1996       1995       1994       1993
                                        --------   --------   --------   --------   --------
                                               IN MILLIONS, EXCEPT PER SHARE AMOUNTS
RESULTS AND POSITION
Net sales.............................  $8,777.1   $8,718.1   $8,884.2   $7,757.7   $6,621.2
Operating income......................     286.6      508.4      446.2      417.7      229.5
Income from continuing
  operations(a).......................     113.7      222.6       20.7      201.6      134.8
Net income............................     108.1      222.6      707.9    1,021.8      912.8
Net income from continuing operations,
  as adjusted(b)......................     253.9      222.6      185.0      201.6      134.8
Expenditures on plant additions.......     459.7      406.3      449.6      407.0      336.7
Depreciation and amortization.........     436.4      433.0      423.2      373.0      323.0
Total assets..........................   6,220.5    5,491.2    5,879.2   11,035.2   12,980.9
Total assets, excluding discontinued
  operations..........................   6,220.5    5,491.2    5,879.2    5,577.0    5,063.0
Long-term debt........................     532.2      583.2      961.2    1,712.5    1,993.9
Total debt............................   2,183.0    1,418.8    1,606.7    2,640.6    2,970.5
Cash dividends declared per common
  share...............................       .60        .60        .99       1.98       1.98
EARNINGS PER SHARE
Net income from continuing operations,
  as adjusted(b)
  Basic...............................  $   2.14   $   1.89   $   1.67   $   1.46   $    .83
  Diluted.............................  $   2.10   $   1.85   $   1.66   $   1.45   $    .83
Net income
  Basic...............................  $    .91   $   1.89   $   6.24   $   8.65   $   7.40
  Diluted.............................  $    .89   $   1.85   $   6.18   $   8.02   $   7.36

---------------
(a) Income from continuing operations in 1997 includes a special charge of $145.8, after tax, for restructuring and other items as described in note 5. The 1995 income from continuing operations included a charge of $164.3, after tax, for losses from the planned disposal of certain non-core operations.

(b) Net income from continuing operations, as adjusted, in 1997 excludes the item in note (a) above and includes the cumulative effects of accounting change (net of tax benefit) of $5.6 million. The 1995 net income from continuing operations, as adjusted, excludes the item in note (a) above and $590.8, after-tax, for operating income from discontinued operations; $403.4, after-tax, for gain on sale of ITT Financial; $307.0, after-tax, for charges related to extraordinary items.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT 1997 EVENTS AND INITIATIVES

     During 1997, ITT Industries, Inc. and its businesses undertook the following significant actions:

          1. ITT Industries purchased Goulds Pumps, Incorporated (Goulds) in May, adding more than $750 million in annual sales and making ITT Industries the world's largest pump manufacturer. Assimilation of Goulds' operations began immediately, and sales improvements, product rationalization and cost-savings initiatives are now well underway.

          2. In December, ITT Industries purchased Kaman Sciences Corporation (renamed ITT Systems & Sciences Corporation), a high technology services provider with annual sales of approximately $150 million. The purchase increased the scope of services that ITT Industries can provide for the U.S. military as the military accelerates its outsourcing.

          3. ITT Industries formed a joint venture, of which it holds a 40% share, that will supply a state-of-the-art tactical communications system to the British military.

          4. In the third quarter, ITT Industries recorded a pre-tax charge of $239.0 million ($145.8 million after-tax or $1.21 per diluted share), relating to a series of restructuring actions affecting the Automotive and Fluid Technology segments. These actions include writing down assets of businesses to be divested and severance costs associated with the closure and consolidation of facilities and related workforce reductions. These charges have a cash impact of approximately $73 million, the majority of which will be incurred in 1998.

          5. In addition to the restructuring actions referred to above, ITT Industries announced that it is undertaking an evaluation of its automotive businesses involved in engineering, manufacturing and marketing automotive brakes, chassis modules and electrical systems and which will encompass an examination of all strategic alternatives, including the possible sale of one or more of these major businesses. This does not include the remaining lines of business comprising the automotive segment which account for approximately twenty percent of overall automotive sales constituting the components group which produces fluid handling, friction and shock absorber products, and the automotive switch business.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996: Net sales in 1997 were $8.78 billion, an increase of $59.0 million, or 0.7% compared to 1996. Automotive sales were lower by $325.6 million, or 5.9%. Sales volume increases of $326.7 million at Automotive were more than offset by sales price decreases, the absence of sales of divested units, and unfavorable foreign exchange translation of $356.1 million. Defense & Electronics sales increased by $96.6 million, or 6.1%, due to strong order input carryover from 1996 and improved market conditions in the 1997 interconnect market. Fluid Technology sales increased by $454.0 million, or 34.9%, due to the acquisition of Goulds.

     Gross margin increased to 15.5% in 1997 compared to 14.2% in 1996, primarily due to changes in the Company's business portfolio through acquisitions and dispositions. The Company has expanded its higher margin Fluid Technology business while disposing of lower margin, non-core businesses from its Automotive segment.

     Selling, general, and administrative expenses of $805.3 million reflect an increase of $65.9 million over 1996. The acquisition of Goulds added $85.1 million over the prior year. However, this increase was partially offset by reduced expenses at Automotive and the absence of expense at Semiconductors after its disposition in October.

     Other operating expenses (income) include gains and losses from foreign exchange transactions, amortization expense, restructuring, and other charges. In 1997, other operating expenses of $32.9 million primarily consisted of amortization expense of $20.6 million and $10.6 million of relocation expense. In 1996, other operating income of $13.3 million was principally from the gains on sales of assets.

     Total operating income in 1997 of $286.6 million includes a pretax special charge of $239.0 million. Of the charge, $113.0 million was taken at Automotive for losses on the sale of non-core businesses and to exit facilities and reduce headcount. This action will significantly reduce factory overhead, selling, general and administrative expenses. Fluid Technology's portion of the charge was $68.8 million for losses on the sale of non-core businesses and for plant, warehouse and office consolidations, and product rationalization. The remainder of the charge was primarily for the disposal of Semiconductors.

     Excluding the special charges, operating income was $525.6 million, an improvement of 3.4% over the $508.4 million reported in 1996. The increase in operating income is attributable to improvements in Defense & Electronics and Fluid Technology, offset by a slight decrease in the Automotive segment.

     Interest expense decreased to $133.2 million in 1997 from $169.0 million in 1996, reflecting a restructuring of outstanding debt and increasing the amount of floating rate debt. Interest income decreased to $17.5 million in 1997 from $32.7 million in 1996, primarily as a result of maintaining lower cash balances by using available cash to reduce debt.

     Miscellaneous income of $15.5 million in 1997 includes the gain on sale of non-core Automotive businesses and the results of equity investments. In 1996, miscellaneous expense of $1.1 million reflected the results of equity investments.

     Net income in 1997 was $108.1 million or $.89 per diluted share compared with $222.6 million or $1.85 per diluted share in 1996. The decline was primarily caused by after-tax special charges of $145.8 million, or $1.21 per diluted share, as discussed above. Excluding the special charges, net income was $253.9 million or a diluted earnings per share of $2.10. Net income for 1997 also was adversely impacted as a result of the implementation of the Emerging Issues Task Force Issue No. 97-13, which requires that reengineering costs incurred in connection with software installation efforts be expensed as incurred and that costs previously capitalized be written-off in 1997. As a consequence, net income was adversely impacted by $5.6 million after-tax ($.05 per diluted share).

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995: In 1996, net sales were $8.72 billion, a decrease of $166 million or 1.9% less than the $8.88 billion reported in 1995, due mainly to lower sales from companies held for disposition. Among the three principal business segments, Automotive sales decreased 1.5%, Defense & Electronics increased 0.8%, and Fluid Technology increased 4.3%.

     Gross margin increased to 14.2% in 1996 from 13.7% in 1995, due to increases at the three principal business segments and a significant decrease at the companies held for disposition.

     Selling expenses were $430.0 million in 1996, compared to $427.5 million in 1995, an increase of 0.6%. However, within this total, increases of 5.3% at Automotive and 6.1% at Fluid Technology were offset by decreases of 2.7% at Defense & Electronics and 33.0% at the companies held for disposition. Selling expenses in total were 4.9% of sales in 1996 and 4.8% in 1995.

     Other operating expenses include gains and losses from foreign exchange transactions, restructuring, and other charges. In 1996, other operating income of $13.3 million consisted of $5.8 million from foreign exchange gains and $7.5 million from gains on sales of assets, compared with a loss of $1.5 million in 1995.

     Interest expense decreased to $169.0 million in 1996 from $175.2 million in 1995, partially reflecting a reduction in debt levels and a restructuring of outstanding debt. Interest income decreased to $32.7 million in 1996, from $40.0 million in 1995, generally as a result of maintaining lower cash balances by using available cash to reduce debt.

     Miscellaneous expenses of $1.1 million in 1996 were due primarily to losses from equity investments. In 1995, miscellaneous expenses included a provision for the expected loss on the disposal of ITT Semiconductors, portions of ITT Community Development Corporation, and certain other non-core business units of ITT Industries.

BUSINESS SEGMENTS

     Sales and operating income before corporate expenses for each of ITT Industries' three major business segments were as follows ($ in millions):

                                                       AUTOMOTIVE
                                             ------------------------------
                                               1997       1996       1995
                                             --------   --------   --------
Sales......................................  $5,167.0   $5,492.6   $5,574.8
Operating Income...........................  $  198.0   $  337.1   $  343.6
Operating Income (excluding special
  charges).................................  $  311.0   $  337.1   $  343.6

     Automotive's sales decreased 5.9% in 1997, primarily due to the divestiture of non-core businesses, unfavorable foreign exchange translation, and original equipment manufacturers' (OEM) pricing pressures, partially offset by an increase in North American and European vehicle production and volume gains across several product lines, especially in Europe. Automotive's exposure to the Latin American market (particularly Brazil) was approximately 3.0%. In 1996, sales decreased 1.5%, primarily due to OEM pricing pressures and unfavorable foreign exchange translation, partially offset by an increase in Western Europe vehicle production. Sales to two customers accounted for approximately 36%, 40%, and 42% of 1997, 1996, and 1995 sales, respectively.

     Operating income, excluding special charges, declined 7.8% in 1997 as a result of lower sales prices, unfavorable foreign exchange, and the divestiture of non-core businesses. These declines were partially offset by volume gains and increased vehicle production. A decline of 1.9% in 1996 operating income was a result of lower sales prices, the costs associated with the launch of the ABS MK 20 line of products, the effect of strikes at General Motors Corporation's facilities, restructuring costs (primarily to relocate facilities to lower cost locations), and an increase in selling, general and administrative expenses.

                                                 DEFENSE & ELECTRONICS
                                            --------------------------------
                                              1997        1996        1995
                                            --------    --------    --------
Sales.....................................  $1,668.2    $1,571.6    $1,559.3
Operating Income..........................  $  127.2    $  110.2    $   96.6

     Sales for Defense & Electronics increased 6.1% over 1996 due to the strong order input received in 1996 at Defense and improved conditions in the interconnect market, especially in the Information Systems' portion of the interconnect market. Defense & Electronics' operating income in 1997 was up 15.5% over 1996 and operating income in 1996 was up 14.1% over 1995. The profitability improvement at Defense is due to continued manufacturing improvements, while the Electronics business benefited from the consolidation of production facilities, improved cost structure, and the launch of new commercial products. Defense & Electronics' order backlog was $2.26 billion at December 31, 1997 compared with $2.30 billion at year-end 1996. Export sales in the Defense portion increased by 13.6% over the prior year and now account for 15.4% of Defense sales. Approximately 66%, 64%, and 65% of 1997, 1996, and 1995 Defense & Electronics sales, respectively, were to governmental entities, of which approximately 85%, 86%, and 90%, respectively, were to the military and space programs of the U.S. government.

                                                    FLUID TECHNOLOGY
                                            --------------------------------
                                              1997        1996        1995
                                            --------    --------    --------
Sales.....................................  $1,755.3    $1,301.3    $1,248.0
Operating Income..........................  $   87.9    $  113.2    $  112.8
Operating Income (excluding special
  charges)................................  $  156.7    $  113.2    $  112.8

     Fluid Technology's 1997 sales increased 34.9% over 1996, reflecting the acquisition of Goulds in May 1997. The sales increase was partially offset by unfavorable foreign exchange translation and the absence of sales from the General Controls product line which was sold in the second quarter of 1996. During 1997 Fluid Technology reorganized into an international sales organization and three operations groups: Industrial Pumps; Flygt; and Commercial and Specialty Products. The 1996 sales increase of 4.3% over 1995 was driven by global business development activities. Sales outside the U.S., Canada, and Western Europe grew at a rate of 27.7% in 1997 and accounted for 14.2% of Fluid Technology's sales. Fluid Technology benefited from several growth segments in its industry, including pharmaceutical and biotechnology and aerospace controls. Weak market conditions in France and Germany and the sale of the General Controls product line partially offset higher sales volume at the other units.

     Operating income, excluding special charges, was $156.7 million, up 38.4% from 1996 primarily due to the inclusion of Goulds' operations since the date of acquisition. Operating income in 1996 was relatively flat due to fast growth in emerging markets with relatively high selling expenses, partially offset by cost improvements in other areas. Fluid Technology also sold its General Controls product line, which impacted 1996 profits compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations of $783.1 million, net divestiture proceeds of $167.8 million, and net borrowings of $800.3 million were used primarily for acquisitions of $1,103.9 million, capital expenditures of $459.7 million, dividend payments of $71.1 million and repurchase of common stock of $67.8 million.

     CASH FLOWS: Cash from continuing operating activities was $783.1 million in 1997, an increase of $186.4 million or 31% from the $596.7 million generated in 1996. In 1997, working capital cash requirements decreased, primarily due to the timing of accounts payable at Automotive and a reduction in inventory at Defense & Electronics. The increase in working capital requirements in 1996 was the result of unusually high accounts payable from the prior year-end and the build-up of inventories in anticipation of a strike at one of the Automotive production facilities.

     DEBT AND CREDIT FACILITIES: External debt at December 31, 1997 was $2.18 billion, compared to $1.42 billion at December 31, 1996. Debt was increased in 1997 to fund the acquisition of Goulds and Kaman Sciences. The maximum amount of borrowing available under the Company's revolving credit agreements at December 31, 1997 was $1.5 billion.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during 1997 were $459.7 million, an increase of $53.4 million from $406.3 million in 1996. Of this increase, $23.6 million was expended at Goulds. Approximately 64% of the 1997 spending was incurred in Automotive primarily related to anti-lock braking systems, foundation brakes, brake actuation, electrical systems and motors, and facilities in developing countries, such as the Czech Republic and Hungary. Additions to plant, property and equipment in future periods are expected to approximate 1997 levels and are expected to be funded through the operating cash flows of the Company. At December 31, 1997, contractual commitments have been made for such future expenditures totaling $241.2 million.

     ACQUISITIONS: During 1997, the Company acquired Goulds, Kaman Sciences, and several smaller businesses for which it paid a total of $1.10 billion. The acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company is included in the income statement from the date of acquisition. In 1995, the Company spent $15.5 million for a European fluid handling business for its Automotive segment.

     DISPOSITIONS: A number of non-core businesses were sold in 1997, primarily ITT Semiconductors and several Automotive product lines. The sales of these assets generated $167.8 million in cash. In 1996, funds of $200.4 million were generated from the sale of a portion of ITT Community Development Corporation's assets and the General Controls product line.

     OTHER INVESTMENTS: In 1997, the Company increased its equity investments by $3.5 million, primarily related to joint ventures in China. In 1996, the Company's investments in joint ventures in China were increased by $16.7 million.

     SHARE REPURCHASE: During 1997 and 1996, the Company purchased 2,323,814 and 522,132 shares of common stock, respectively, in connection with stock option exercises. In 1995, 377,202 shares were purchased as part of a share repurchase program.

MARKET RISK EXPOSURES

     The Company, in the normal course of doing business, is exposed to the risks associated with changes in interest rates, currency exchange rates, and commodity prices. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies and procedures. See Note 1, Accounting Policies, and
Note 16, Financial Instruments, in the Notes to Consolidated Financial
Statements.

     To manage exposure to interest rate movements and to reduce its borrowing costs, the Company uses interest rate swaps. Based on the Company's overall exposure to interest rate changes, a 53 basis point change in interest rates (which is equivalent to 10% of the Company's weighted average worldwide interest rate at December 31, 1997) on the Company's floating rate debt obligations and related interest rate derivatives, would have a $7.4 million effect on the Company's pretax earnings in the year ending December 31, 1998. A similar 53 basis point change in interest rates would have a $25.2 million effect on the fair value of the Company's fixed rate debt and related interest rate derivatives.

     The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company also utilizes foreign currency denominated derivative instruments to selectively hedge its net long-term investments in foreign countries. The Company's largest exposures to foreign exchange rates primarily exist with the Deutsche Mark, Belgian Franc, Swedish Krona, and Italian Lira against the U.S. Dollar.

     A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives and other foreign currency denominated financial instruments, held as of December 31, 1997, would have an impact of approximately $63 million on the fair value of such instruments. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited as it does not take into account the offsetting impact of the Company's underlying investment exposures and limited operating transactions.

     The Company purchases various non-ferrous metals for use in the production of certain of its products. On a limited basis, Goulds used commodity based financial instruments to hedge the cost of anticipated purchases of non-ferrous metals. Commodity activity is not material to the Company's consolidated financial position, results of operations, or cash flows.

INCOME TAXES

     FOREIGN TAX CREDITS: As a global company, ITT Industries makes provisions for and pays taxes in numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for such taxes is generally available under U.S. tax laws when earnings are remitted or deemed to be remitted to the U.S. Currently, the Company is not able to fully utilize credits for income taxes paid in foreign jurisdictions in its U.S. consolidated tax return.

     DEFERRED TAX ASSETS: The Company had a U.S. Deferred Tax Asset of $258.8 million at December 31, 1997 and $205.1 million at December 31, 1996. The increase of $53.7 million is substantially due to the acquisition of Goulds and the special charges taken in the third quarter of 1997. It is management's expectation that the Company will have sufficient future taxable income from continuing operations to utilize these deductions in future periods.

RISKS AND UNCERTAINTIES

     ENVIRONMENTAL MATTERS: ITT Industries is subject to stringent environmental laws and regulations that affect its operating facilities and impose liability for the clean-up of past discharges of hazardous substances. In the United States, these laws include the Federal Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, Comprehensive Environmental Response, and the Compensation and Liability Act. Management believes that the Company is in substantial compliance with these and all other applicable environmental requirements. Environmental compliance costs are accounted for as normal operating expenses.

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in clean-up standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, ITT Industries establishes reserves in accordance with generally accepted accounting principles. Insurance recoveries are recorded when fixed and determinable. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     IMPACT OF THE YEAR 2000 ISSUE: The Year 2000 issue arises because many computer programs were written using two digits rather than four to define the applicable year. As a result, many computer applications that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of normal business activities and operations.

     The Company has determined that it will be necessary to modify, upgrade or replace portions of its software so that its computer applications will properly utilize dates beyond December 31, 1999 and has developed a plan to implement such modifications, upgrades, and replacements. The Company will utilize both internal and external resources to implement its plan. However, there can be no guarantee that all of such resources will be available at the times required, nor that the costs therefore will not be different from the Company's current estimates.

     Based on its assessment of presently available information, the Company does not expect that the cost of addressing its Year 2000 issues will have a material adverse effect on the future financial results of the Company.

     The Company also is engaged in communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment of the impact of its Year 2000 issues includes an assessment of the Company's vulnerability to such third parties, based on information currently available to the Company from such third parties. However, there can be no guarantee that such third parties' systems, on which the Company's systems rely, will be converted in a timely manner.

     EFFECT OF ASIAN MARKET CONDITIONS: Automotive's sales to the Asian market amounted to approximately $58 million, or 1.1% of Automotive sales. Most of the Asian sales were to China and Korea. Sales from the Defense & Electronics segment to the Asian market amounted to approximately $77 million, or 4.6% of total sales. Fluid Technology's sales to the Asian market were $104 million, or 5.9% of total sales. Compared to 1996, Fluid Technology's sales to the Asian market were up 53.6%, due to the addition of Goulds' sales. Excluding Goulds, sales to the Asian markets were down.

     For the total Company, sales to the Asian market represented 3% of total sales. Although the reduction in the rate of growth in sales to the Asian market is expected to continue during 1998, it is not expected to have a material effect on operating income.

     EFFECT OF INFLATION: The rate of inflation, as measured by changes in the average consumer price index, has not had a material effect on the revenues or operating results of ITT Industries during the three most recent calendar years.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales mix; pricing levels; changes in sales to, or the identity of, significant customers; changes in technology; industry capacity and production rates; competition; capacity constraints; availability of raw materials and adequate labor; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions and divestitures and to effect cost reduction programs; the outcome of the evaluation of the Company's Automotive businesses; and various other factors referenced in this Management's Discussion and Analysis.

     ITT Industries' Automotive business also could be particularly affected by factors including consumer debt levels and interest rates; the cyclical nature of the automotive industry; moderation or decline in the global automobile build rate; work stoppages; consumer perception of the advantages of automotive products; the regulatory environment regarding automotive safety; and application rates of products per vehicle.

     ITT Industries' Defense & Electronics business also could be particularly affected by factors including the level of defense funding by domestic and foreign governments; the Company's ability to receive contract awards; and the ability to develop and market products and services for customers outside of traditional markets.

     ITT Industries' Fluid Technology business also could be particularly affected by factors including governmental funding levels; international demand for fluid management products; the ability to successfully expand into new geographic markets; and the continued demand for replacement parts.

     The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     The information called for by Item 7A is provided under the caption "Market Risk Exposures" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedule elsewhere herein.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Management........................................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Income Statements for the three years ended
  December 31, 1997.........................................   F-4
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1997...................................   F-6
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 1997...............   F-7
Notes to Consolidated Financial Statements..................   F-8
Business Segment Information................................  F-23
Geographical Information....................................  F-24
Export Sales................................................  F-25
Quarterly Results for 1997 and 1996.........................  F-26
Valuation and Qualifying Accounts...........................   S-1

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                              REPORT OF MANAGEMENT

     The management of ITT Industries, Inc. is responsible for the preparation and integrity of the information contained in the consolidated financial statements and other sections of this document. The consolidated financial statements are prepared in accordance with generally accepted accounting principles and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information herein is consistent with the consolidated financial statements.

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

     ITT Industries' internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies, and procedures that are communicated to ITT Industries' employees. Management continually monitors the system of internal controls for compliance. In addition, based upon management's assessment of risk, both operational and financial, special reviews are performed by contracted auditors to periodically test the effectiveness of selected controls. The independent public accountants also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on ITT Industries' consolidated financial statements. They also make recommendations for improving internal controls, policies, and practices. Management takes appropriate action in response to each recommendation.

     The Audit Committee of the Board of Directors, composed of non-employee directors, meets periodically with management and with the independent public accountants and contracted auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities.

                                          TRAVIS ENGEN

                                          --------------------------------------
                                          Travis Engen
                                          Chairman, President and
                                          Chief Executive

                                          HEIDI KUNZ

                                          --------------------------------------
                                          Heidi Kunz
                                          Senior Vice President and
                                          Chief Financial Officer

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ITT Industries, Inc.:

     We have audited the consolidated financial statements of ITT Industries, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, as described in the accompanying Index to Consolidated Financial Statements and Schedule. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in 1997, the Company changed its method of accounting for reengineering costs incurred in connection with the development and installation of software for internal use in accordance with the Emerging Issues Task Force Issue No. 97-13.

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

                                          ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 26, 1998

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                                YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1997        1996        1995
                                                            --------    --------    --------
Net sales.................................................  $8,777.1    $8,718.1    $8,884.2
                                                            --------    --------    --------
Cost of sales.............................................   6,916.4     6,948.4     7,155.0
Selling, general and administrative expenses..............     805.3       739.4       767.6
Research, development, and engineering expenses...........     496.9       535.2       513.9
Special charges...........................................     239.0          --          --
Other operating expenses (income).........................      32.9       (13.3)        1.5
                                                            --------    --------    --------
Total costs and expenses..................................   8,490.5     8,209.7     8,438.0
                                                            --------    --------    --------
Operating income..........................................     286.6       508.4       446.2
Interest expense..........................................    (133.2)     (169.0)     (175.2)
Interest income...........................................      17.5        32.7        40.0
Miscellaneous income (expenses)...........................      15.5        (1.1)     (240.1)
                                                            --------    --------    --------
Income from continuing operations before income tax
  expense.................................................     186.4       371.0        70.9
Income tax expense........................................     (72.7)     (148.4)      (50.2)
                                                            --------    --------    --------
Income from continuing operations.........................     113.7       222.6        20.7
Discontinued operations:
  Operating income, net of tax of $297.2..................        --          --       590.8
  Gain on sale of ITT Financial, net of tax of $263.9.....        --          --       403.4
Extraordinary items, net of tax benefit of $165.3.........        --          --      (307.0)
Cumulative effect of accounting change, net of tax benefit
  of $3.6.................................................      (5.6)         --          --
                                                            --------    --------    --------
Net income................................................  $  108.1    $  222.6    $  707.9
                                                            ========    ========    ========
EARNINGS (LOSS) PER SHARE
Income from continuing operations
  Basic...................................................  $    .96    $   1.89    $    .03
  Diluted.................................................  $    .94    $   1.85    $    .03
Discontinued operations
  Basic...................................................        --          --        8.99
  Diluted.................................................        --          --        8.90
Extraordinary items
  Basic...................................................        --          --       (2.78)
  Diluted.................................................        --          --       (2.75)
Cumulative effect of accounting change
  Basic...................................................      (.05)         --          --
  Diluted.................................................      (.05)         --          --
Net income
  Basic...................................................  $    .91    $   1.89    $   6.24
  Diluted.................................................  $    .89    $   1.85    $   6.18
AVERAGE COMMON SHARES -- BASIC............................     118.4       117.9       110.6
AVERAGE COMMON SHARES -- DILUTED..........................     121.0       120.4       111.6

          The accompanying notes to consolidated financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1997            1996
                                                              --------        --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  192.2        $  121.9
  Receivables, net..........................................   1,252.4         1,189.8
  Inventories, net..........................................     812.8           856.9
  Other current assets......................................     120.0           120.5
                                                              --------        --------
          Total current assets..............................   2,377.4         2,289.1
Plant, property, and equipment, net.........................   2,024.3         2,166.7
Deferred U.S. income taxes..................................     258.8           205.1
Goodwill, net...............................................   1,116.5           349.8
Other assets................................................     443.5           480.5
                                                              --------        --------
                                                              $6,220.5        $5,491.2
                                                              ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Commercial paper..........................................  $  698.4        $     --
  Accounts payable..........................................     848.3           731.8
  Accrued expenses..........................................     884.3           874.2
  Accrued taxes.............................................     161.5            96.8
  Notes payable and current maturities of long-term debt....     952.4           835.6
                                                              --------        --------
          Total current liabilities.........................   3,544.9         2,538.4
Pension benefits............................................     567.8           780.3
Postretirement benefits other than pensions.................     370.7           346.4
Long-term debt..............................................     532.2           583.2
Deferred foreign, state and local income taxes..............      31.6           109.5
Other liabilities...........................................     351.0           334.2
                                                              --------        --------
                                                               5,398.2         4,692.0
Shareholders' Equity:
  Common stock: Authorized -- 200,000,000 shares, $1 par
     value per share Outstanding -- 118,445,827 shares and
     118,436,579 shares.....................................     118.4           118.4
  Capital surplus...........................................     397.0           418.2
  Unrealized gain on investment securities, net of tax......       1.6              --
  Cumulative translation adjustments........................     116.8           111.2
  Retained earnings.........................................     188.5           151.4
                                                              --------        --------
                                                                 822.3           799.2
                                                              --------        --------
                                                              $6,220.5        $5,491.2
                                                              ========        ========

          The accompanying notes to consolidated financial statements are an integral part of the above balance sheets.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN MILLIONS

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1997        1996         1995
                                                         ---------    -------    ----------
OPERATING ACTIVITIES
Net income.............................................  $   108.1    $ 222.6    $    707.9
Discontinued operations:
  Operating income.....................................         --         --        (590.8)
  Gain on sale of ITT Financial........................         --         --        (403.4)
Extraordinary items....................................         --         --         307.0
Cumulative effect of accounting change.................        5.6         --            --
                                                         ---------    -------    ----------
Income from continuing operations......................      113.7      222.6          20.7
Adjustments to net income from continuing operations:
  Special charges......................................      239.0         --            --
  Depreciation.........................................      377.7      399.4         390.3
  Amortization.........................................       58.7       33.6          32.9
  Reserves for divestment..............................         --         --         244.9
Change in receivables, inventories, accounts payable,
  and accrued expenses.................................      129.8     (136.5)         (6.0)
Change in accrued and deferred taxes...................      (69.4)      78.1          30.6
Other, net.............................................      (66.4)       (.5)        (94.4)
                                                         ---------    -------    ----------
Cash from continuing operations........................      783.1      596.7         619.0
Cash (used for) discontinued operations................         --     (123.8)       (411.0)
                                                         ---------    -------    ----------
  Cash from operating activities.......................      783.1      472.9         208.0
                                                         ---------    -------    ----------
INVESTING ACTIVITIES
Additions to plant, property, and equipment............     (459.7)    (406.3)       (449.6)
Acquisitions...........................................   (1,103.9)        --         (15.5)
Proceeds from sale of assets...........................      167.8      200.4      12,675.5
Other, net.............................................       (3.5)     (16.7)         (2.3)
                                                         ---------    -------    ----------
  Cash from (used for) investing activities............   (1,399.3)    (222.6)     12,208.1
                                                         ---------    -------    ----------
FINANCING ACTIVITIES
Short-term debt, net...................................    1,058.6     (111.4)       (803.0)
Long-term debt repaid..................................     (259.7)     (66.5)       (342.0)
Long-term debt issued..................................        1.4        1.1         250.0
Repayment of ITT Financial obligations.................         --         --     (11,640.0)
Repurchase of common stock.............................      (67.8)     (11.4)        (35.2)
Dividends paid.........................................      (71.1)     (53.4)       (193.3)
Other, net.............................................       36.0       31.1          96.8
                                                         ---------    -------    ----------
  Cash from (used for) financing activities............      697.4     (210.5)    (12,666.7)
                                                         ---------    -------    ----------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS.....      (10.9)     (12.1)         22.7
                                                         ---------    -------    ----------
Increase (decrease) in cash and cash equivalents.......       70.3       27.7        (227.9)
Cash and cash equivalents -- beginning of year.........      121.9       94.2         322.1
                                                         ---------    -------    ----------
CASH AND CASH EQUIVALENTS -- END OF YEAR...............  $   192.2    $ 121.9    $     94.2
                                                         =========    =======    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................  $   111.9    $ 158.7    $    147.0
  Income taxes.........................................  $   118.8    $  37.1    $    314.0

          The accompanying notes to consolidated financial statements are an integral part of the above statements

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE AMOUNTS

                                                          SHARES OUTSTANDING                        DOLLARS
                                                ---------------------------------------   ---------------------------
                                                   1997          1996          1995        1997     1996      1995
                                                -----------   -----------   -----------   ------   ------   ---------
PREFERRED STOCK
  Beginning balance...........................           --            --     9,302,429   $   --   $   --   $   655.0
  Redemption of ESOP Series preferred stock...           --            --      (120,652)      --       --        (9.0)
  Conversion of ESOP Series preferred stock...           --            --    (8,636,231)      --       --      (644.2)
  Stock conversions...........................           --            --      (522,647)      --       --        (1.8)
  Stock redemption............................           --            --       (22,899)      --       --          --
                                                -----------   -----------   -----------   ------   ------   ---------
  Ending Balance..............................           --            --            --   $   --   $   --   $      --
                                                -----------   -----------   -----------   ------   ------   ---------
COMMON STOCK
  Beginning balance...........................  118,436,579   117,068,833   105,672,252   $118.4   $117.1   $   105.7
  Conversion of ESOP Series preferred stock...           --            --     9,660,766       --       --         9.7
  Stock conversions...........................           --            --       661,671       --       --          .7
  Stock incentive plans.......................    2,333,062     1,889,878     1,451,346      2.3      1.8         1.4
  Repurchases.................................   (2,323,814)     (522,132)     (377,202)    (2.3)     (.5)        (.4)
                                                -----------   -----------   -----------   ------   ------   ---------
  Ending Balance..............................  118,445,827   118,436,579   117,068,833   $118.4   $118.4   $   117.1
                                                -----------   -----------   -----------   ------   ------   ---------
CAPITAL SURPLUS
  Beginning balance....................................................................   $418.2   $398.5   $      --
  Redemption of ESOP Series preferred stock............................................       --       --       (10.2)
  Conversion of ESOP Series preferred stock............................................       --       --       634.5
  Stock conversions....................................................................       --       --         1.1
  Stock redemption.....................................................................       --       --        (1.9)
  Stock incentive plans................................................................     43.3     31.7       123.9
  Repurchases..........................................................................    (64.5)   (12.0)      (34.8)
  Distribution of The Hartford and ITT Corporation(a)..................................       --       --      (314.1)
                                                                                          ------   ------   ---------
  Ending Balance.......................................................................   $397.0   $418.2   $   398.5
                                                                                          ------   ------   ---------
UNREALIZED GAIN ON INVESTMENT SECURITIES, NET
  OF TAX
  Beginning balance....................................................................   $   --   $   --   $      --
  Unrealized gain......................................................................      1.6       --          --
                                                                                          ------   ------   ---------
  Ending Balance.......................................................................   $  1.6   $   --   $      --
                                                                                          ------   ------   ---------
CUMULATIVE TRANSLATION ADJUSTMENTS
  Beginning balance....................................................................   $111.2   $111.1   $  (112.7)
  Translation of foreign currency financial statements.................................     16.9    (11.7)       30.8
  Hedges of net foreign investments....................................................     13.9     11.8        (1.0)
  Sale of net foreign investments......................................................    (25.2)      --          --
  Distribution of The Hartford and ITT Corporation.....................................       --       --       194.0
                                                                                          ------   ------   ---------
  Ending Balance.......................................................................   $116.8   $111.2   $   111.1
                                                                                          ------   ------   ---------
RETAINED EARNINGS
  Beginning balance....................................................................   $151.4   $   --   $ 6,749.3
  Net income...........................................................................    108.1    222.6       707.9
  Dividends declared:
  Cumulative preferred stock, net of tax benefit.......................................       --       --       (14.6)
  Common stock -- $.60, $.60 and $.99 per share........................................    (71.0)   (71.2)     (104.6)
  Common stock of The Hartford and ITT Corporation.....................................       --       --    (7,338.0)
                                                                                          ------   ------   ---------
  Ending Balance.......................................................................   $188.5   $151.4   $      --
                                                                                          ------   ------   ---------
TOTAL SHAREHOLDERS' EQUITY.............................................................   $822.3   $799.2   $   626.7
                                                                                          ======   ======   =========

---------------
(a) Dividend of The Hartford and ITT Corporation was applied against retained earnings to the extent available and then against capital surplus.

          The accompanying notes to consolidated financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED

NOTE 1.  ACCOUNTING POLICIES

     CONSOLIDATION PRINCIPLES: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     REVENUE RECOGNITION: ITT Industries, Inc. (the Company) recognizes sales as products are shipped to customers. Sales from long-term contracts are recognized on the percentage of completion method, generally based on the ratio of units delivered to total units. Expected losses on long-term contracts are recognized as incurred.

     RESEARCH, DEVELOPMENT, AND ENGINEERING: Significant costs are incurred each year in connection with research, development, and engineering (RD&E) programs that are expected to contribute to future earnings. Such costs are charged to income as incurred, except to the extent recoverable under existing contracts. Approximately 71.5%, 65.6%, and 58.7% of total RD&E costs was expended pursuant to customer contracts for each of the three years ended December 31, 1997.

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES: Most inventories are valued at the lower of cost (first-in, first-out) or market. A full absorption procedure is employed using standard cost techniques that are customarily reviewed and adjusted annually. Potential losses from obsolete and slow-moving inventories are provided for when identified. Goulds' domestic inventories are valued using the last-in, first-out
(LIFO) method and represent 16% of total 1997 inventories. There would not have been a material difference in the value of inventories if the FIFO method had been used by the Company to value all inventories.

     ASSET IMPAIRMENT LOSSES: The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts.

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

     GOODWILL: The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over periods up to 40 years. Accumulated amortization was $67.1 and $43.2 at December 31, 1997 and 1996, respectively.

     FOREIGN CURRENCY TRANSLATION: Balance sheet accounts are translated at the exchange rate in effect at each year-end and income accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the foreign companies are generally the functional currencies. Gains (losses) from foreign currency transactions are reported currently in other operating expenses (income) and were $9.5, $5.8, and $(4.5) in 1997, 1996, and 1995, respectively.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses a variety of derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps as a means of hedging exposure to interest rate and foreign currency risks. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of shareholders' equity. The Company and its subsidiaries are end-users and do not utilize these instruments for speculative purposes. The Company has rigorous standards regarding the financial stability and credit standing of its major counterparties.

     Interest rate swaps involve the periodic exchange of payments without the exchange of underlying

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
principal or notional amounts. Net payments are recognized as an adjustment to interest. Should the swap be terminated, unrealized gains or losses are deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument.

     ENVIRONMENTAL REMEDIATION COSTS: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are generally included in the balance sheet as "Other liabilities" at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Recoveries from insurance companies or other third parties are recorded as "Other assets" when it is probable that a claim will be realized.

     EARNINGS PER SHARE: Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive common shares, which include stock options. Diluted earnings per share, in 1995, also reflects the conversion of convertible preferred stock, including the ESOP Series. Net income applicable to diluted earnings per share consists of the reported net income adjusted in 1995 for the amount, net of tax, that the Company would have to pay, in excess of common stock dividends, to extinguish the related ESOP debt.

     Basic earnings per share is based on the weighted average number of common shares outstanding. Net income applicable to basic earnings per share consists of reported net income adjusted, in 1995, for dividend requirements on preferred stock, net of the related tax benefits.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS: Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2.  CHANGES IN ACCOUNTING POLICIES

     In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Under the provisions of SFAS No. 128, the Company replaced primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. All prior period earnings per share data have been restated to conform with the provisions of SFAS No. 128.

     In December 1997, the Company changed its method of accounting for reengineering costs incurred in connection with the development and installation of software for internal use in accordance with Emerging Issues Task Force
(EITF) Issue No. 97-13. EITF Issue No. 97-13 requires that reengineering costs which previously could be deferred and amortized be expensed as incurred and costs previously capitalized be written-off in the current year.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income (the all-inclusive income concept). This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of financial statements for earlier periods for comparative purposes. Under the all-inclusive income concept, all revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. The adoption of SFAS No. 130 will have no impact on

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

ITT Industries' financial results. With the exception of reclassification adjustments, the Company will display the same information, but in a different format.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that financial information be reported on components of an enterprise, about which separate financial information is available, that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of SFAS No. 131 will have no impact on ITT Industries' financial results. The Company will display the same type of segment information, but in a different format.

NOTE 3.  EARNINGS PER SHARE

     A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                      1997         1996         1995
                                                     -------      -------      -------
                                                      (IN MILLIONS, EXCEPT PER SHARE
                                                                 AMOUNTS)
BASIC EARNINGS PER SHARE
  Income from continuing operations................  $113.7       $222.6       $ 20.7
  Less: Preferred stock dividends..................      --           --        (17.8)
                                                     ------       ------       ------
  Income from continuing operations available to
     common shareholders...........................  $113.7       $222.6       $  2.9
                                                     ======       ======       ======
  Average common shares outstanding................   118.4        117.9        110.6
                                                     ======       ======       ======
  Basic earnings per share.........................  $  .96       $ 1.89       $  .03
                                                     ======       ======       ======
DILUTED EARNINGS PER SHARE
  Income from continuing operations available to
     common shareholders...........................  $113.7       $222.6       $  2.9
                                                     ======       ======       ======
  Average common shares outstanding................   118.4        117.9        110.6
  Add: Stock options...............................     2.6(1)       2.5(1)       1.0
                                                     ------       ------       ------
  Average common shares outstanding on a diluted
     basis.........................................   121.0        120.4        111.6
                                                     ======       ======       ======
  Diluted earnings per share.......................  $  .94       $ 1.85       $  .03
                                                     ======       ======       ======

---------------
(1) Options to purchase 205,900 and 1,924,300 shares of common stock at $31.94 and $25.38 per share were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the annual average market price of the common shares. These options, which expire in 2007 and 2006, were outstanding at the end of the respective periods.

NOTE 4.  ACQUISITIONS

     On May 23, 1997, the Company acquired Goulds Pumps, Incorporated (Goulds) for a purchase price of $865.2. Complementing the Company's existing pump businesses, Goulds has been a leader in the manufacture and marketing of high quality pumps for residential, chemical, sewage and drainage, pulp and paper, agricultural, mining, and a variety of other applications. The acquisition was funded with short-term borrowings and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, adjusted from earlier estimates based on the completion of the evaluation of the fair values of Goulds' assets and liabilities at the date of

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
acquisition. The excess of the purchase price, plus assumed liabilities of $442, over the fair value of assets acquired is $688 and has been recorded as goodwill which is being amortized over a period of 40 years. The operating results of Goulds have been included in the consolidated income statements from the date of acquisition. The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                        1997           1996
                                                      ---------      ---------
Net Sales...........................................  $9,079.3       $9,492.5
Net Income..........................................      97.0          204.8
Earnings Per Share -- Basic.........................       .82           1.74
Earnings Per Share -- Diluted.......................       .80           1.70

     These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill arising from the purchase, and increased interest expense on acquisition debt. The pro forma results are not necessarily indicative of the results of operations which actually would have resulted had the purchase been in effect at the beginning of the respective periods or of future results.

     On December 30, 1997, the Company acquired Kaman Sciences Corporation (renamed ITT Systems & Sciences Corporation) for a purchase price of approximately $135. ITT Systems & Sciences Corporation supplies the government with high technology services in information systems. The acquisition was funded with short-term borrowings and was accounted for using the purchase method. The purchase price allocations have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. The purchase price, plus assumed liabilities of $23, exceeded the fair value of assets acquired by approximately $111 and has been recorded as goodwill.

     During 1997, the Company also acquired several other businesses at a net cost of $103.7. The results of operations of these businesses and of ITT Systems & Sciences Corporation were not material in relation to the Company's consolidated results of operations.

NOTE 5.  SPECIAL CHARGES

     During the third quarter of 1997, the Company took several actions to strengthen its operating performance and improve operating efficiencies. As a result, ITT Industries has recognized a $239.0 pretax charge to operating income ($145.8 after taxes or $1.21 per diluted share). A restructuring charge of $114.4 was recognized at the ITT Automotive and ITT Fluid Technologies units. These restructuring charges relate primarily to the write-down of assets and to severance costs associated with the closure and consolidation of facilities and related workforce reductions. An additional charge of $124.6 was recognized by the Company principally for estimated losses on the planned sales of certain non-core businesses including the sale of the ITT Semiconductors business which consummated in October 1997, and the sale of the Automotive Body Systems Europe which was consummated in December 1997. On a pretax basis these charges have a cash impact of approximately $73, most of which will be incurred in 1998. Upon full implementation in 1999, this restructuring of Automotive would result in annual pretax savings of approximately $115 and cash savings of approximately $104.

NOTE 6.  DISPOSITIONS AND DISCONTINUED OPERATIONS

     During 1997, the Company divested several non-core businesses. Included in these divestments were the sale of Automotive's North American aftermarket and seats operations as well as the Defense & Electronics' industrial lighting and plastics components businesses. Total proceeds from the sales of these businesses were $133.7 with a pretax gain of $14.2. The Company also disposed of its Automotive

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

Body Systems Europe and Semiconductors businesses. The losses on the disposal of these businesses were included as part of the special charges taken in the third quarter.

     In 1996, the Company disposed of several non-core businesses including the General Controls product line, a portion of ITT Community Development Corporation, as well as certain minor Automotive product lines. Proceeds from these sales were $137.7 with a pretax gain of $14.6.

     In December 1995, ITT Corporation made a distribution (the Distribution) to its shareholders consisting of all the shares of common stock of its subsidiary ITT Destinations, Inc., renamed ITT Corporation, which held interest in the hospitality, entertainment, and information services businesses, and all the shares of common stock of ITT Hartford Group, Inc., now known as Hartford Financial Services Group, Inc. (The Hartford), which held interests in the insurance business and subsequently merged into ITT Industries, Inc. For purposes of these consolidated financial statements, all references to ITT Corporation and The Hartford include those companies, their subsidiaries, affiliated companies and other assets and liabilities that were transferred to those companies. In the accompanying consolidated financial statements for all periods presented, ITT Corporation, The Hartford, and other previously discontinued operations of the Company are reported as Discontinued Operations.

     In 1995, gross proceeds totaling $12.7 billion were realized from the sale of the businesses comprising ITT Financial. Proceeds from these transactions were used primarily to repay ITT Financial debt. The Company recognized an after tax gain of $403.4 ($667.3 pretax or $3.61 per diluted share) in the second quarter of 1995, including a provision for the remaining asset sales and closedown costs of ITT Financial.

     Summarized 1995 income statement data for ITT Corporation, The Hartford, and ITT Financial is as follows:

                                    ITT CORPORATION    THE HARTFORD    ITT FINANCIAL
                                    ---------------    ------------    -------------
Revenues..........................     $6,154.7         $11,726.7         $476.3
Operating income..................        602.0             692.7           79.8
Income before cumulative effect of
  accounting changes..............        154.8             535.2           49.0
Gain on sale, net of tax..........           --                --          403.4

NOTE 7.  MISCELLANEOUS INCOME (EXPENSES)

     Miscellaneous income (expenses) includes the following:

                                                  1997     1996      1995
                                                  -----    -----    -------
Provision for loss on disposition of
  businesses....................................  $  --    $  --    $(235.5)
Other income (expense)..........................    1.3     (1.1)      (4.6)
Gain on disposition of businesses...............   14.2       --         --
                                                  -----    -----    -------
                                                  $15.5    $(1.1)   $(240.1)
                                                  =====    =====    =======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8.  INCOME TAXES

     Income tax data from continuing operations is as follows:

                                                  1997      1996      1995
                                                 ------    ------    ------
Pretax income (loss)
  U.S..........................................  $ 86.0    $141.2    $(81.5)
  Foreign......................................   100.4     229.8     152.4
                                                 ------    ------    ------
                                                 $186.4    $371.0    $ 70.9
                                                 ======    ======    ======
Provision (benefit) for income tax
  Current U.S. federal.........................  $ 78.5    $ 55.8    $  9.3
  State and local..............................     6.6       5.4       7.9
  Foreign......................................    82.6      88.9      37.5
                                                 ------    ------    ------
                                                  167.7     150.1      54.7
                                                 ======    ======    ======
Deferred
  U.S. federal.................................   (50.2)     (2.1)    (28.0)
  State and local..............................    (0.8)     (0.3)      0.1
  Foreign......................................   (44.0)      0.7      23.4
                                                 ------    ------    ------
                                                  (95.0)     (1.7)     (4.5)
                                                 ------    ------    ------
Total income tax expense.......................  $ 72.7    $148.4    $ 50.2
                                                 ======    ======    ======

     A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

                                                        1997    1996    1995
                                                        ----    ----    ----
Tax provision at U.S. statutory rate..................  35.0%   35.0%   35.0%
Foreign tax rate differential.........................   1.8     2.5     3.5
Taxes on repatriation of foreign earnings.............   0.5     2.2    26.5
State income taxes, net of federal benefit............   2.0     0.9     7.3
Goodwill..............................................   2.2     0.2     1.1
Research & expenditures credit........................  (1.9)   (0.9)     --
Other.................................................  (0.6)    0.1    (2.6)
                                                        ----    ----    ----
Effective income tax expense rate.....................  39.0%   40.0%   70.8%
                                                        ====    ====    ====

     Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                                    DECEMBER 31,
                                      ----------------------------------------
                                             1997                  1996
                                      ------------------    ------------------
                                       U.S.      FEDERAL     U.S.      FOREIGN
                                      FEDERAL    & OTHER    FEDERAL    & OTHER
                                      -------    -------    -------    -------
Employee benefits...................  $139.8     $ 10.2     $120.9     $  31.4
Accelerated depreciation............   (34.4)     (85.9)     (41.7)     (153.7)
Reserves............................   125.3       16.5       87.0        16.3
Long-term contracts.................    11.9         --       14.9          --
Uniform capitalization..............    16.0         --       12.6          --
Loss carryforward...................      --       39.5         --         2.5
Other...............................     0.2      (11.9)      11.4        (6.0)
                                      ------     ------     ------     -------
                                      $258.8     $(31.6)    $205.1     $(109.5)
                                      ======     ======     ======     =======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of approximately $772.5 since these amounts are permanently reinvested.

     Shareholders' equity at December 31, 1997 and 1996 reflects tax benefits related to the exercise of stock options of approximately $7.9 and $5.7, respectively.

NOTE 9.  RECEIVABLES, NET

     Receivables consist of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
Trade.................................................  $1,265.8    $1,194.3
Accrued for completed work............................      26.8        32.5
Less -- reserves......................................     (40.2)      (37.0)
                                                        --------    --------
                                                        $1,252.4    $1,189.8
                                                        ========    ========

NOTE 10.  INVENTORIES, NET

     Inventories consist of the following:

                                                            DECEMBER 31,
                                                         ------------------
                                                          1997       1996
                                                         -------    -------
Finished goods.........................................  $ 352.4    $ 401.6
Work in process........................................    438.8      434.7
Raw materials..........................................    340.6      301.2
Less -- reserves.......................................    (85.0)     (81.6)
      -- progress payments.............................   (234.0)    (199.0)
                                                         -------    -------
                                                         $ 812.8    $ 856.9
                                                         =======    =======

NOTE 11.  OTHER CURRENT ASSETS

     At December 31, 1997 and 1996, other current assets consist primarily of advance payments on contracts and prepaid expenses.

NOTE 12.  PLANT, PROPERTY AND EQUIPMENT, NET

     Plant, property and equipment consist of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
Land and improvements.................................  $  110.5    $  101.7
Buildings and improvements............................     688.7       807.7
Machinery and equipment...............................   2,932.6     3,469.1
Construction work in progress.........................     303.2       244.1
Other.................................................     495.4       469.2
                                                        --------    --------
                                                         4,530.4     5,091.8
Less accumulated depreciation and amortization........  (2,506.1)   (2,925.1)
                                                        --------    --------
                                                        $2,024.3    $2,166.7
                                                        ========    ========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13.  OTHER ASSETS

     At December 31, 1997 and 1996, other assets consist primarily of prepaid pension and employee benefit plan costs, equity investments, and expected recoveries from third parties in relation to environmental and other claims.

NOTE 14.  LEASES AND RENTALS

     Rental expenses under operating leases were $108.8, $92.8 and $86.9 for 1997, 1996 and 1995, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 1997 are shown below. Future commitments under capital leases are not significant.

1998........................................................  $115.3
1999........................................................    90.2
2000........................................................    73.4
2001........................................................    57.2
2002........................................................    39.5
2003 and thereafter.........................................    97.2
                                                              ------
Total minimum lease payments................................  $472.8
                                                              ======

NOTE 15.  DEBT

     Debt consists of the following:

                                                           DECEMBER 31,
                                                       ---------------------
                                                         1997         1996
                                                       ---------    --------
Commercial paper.....................................  $   698.4    $     --
Bank loans and other short-term......................      904.9       488.1
Long-term............................................      575.5       930.7
Capital lease obligations............................        4.2          --
                                                       ---------    --------
                                                         2,183.0     1,418.8
Less -- current maturities...........................   (1,650.8)     (835.6)
                                                       ---------    --------
                                                       $   532.2    $  583.2
                                                       =========    ========

     The weighted average interest rate for bank loans and other short-term borrowings was 4.98% and 3.69% at December 31, 1997 and 1996, respectively. The fair value of the Company's commercial paper and bank loans and other short-term loans approximates carrying value. The estimated fair value of long-term debt at December 31, 1997 and 1996 was $654.7 and $989.9 million, respectively, based on discounted cash flows using the Company's incremental borrowing rates for similar maturities.

     The Company maintains a revolving credit agreement which expires in November, 2000 with sixty-one domestic and foreign banks providing aggregate commitments of $1.5 billion. These commitments, which were unused at December 31, 1997. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (LIBOR), plus a spread which reflects the Company's debt rating. The provisions of these agreements require the Company to maintain certain financial ratios and restrict indebtedness. Commitment fees on these revolving credit agreements range from .060% to .150% of the total commitment, based on the Company's current debt ratings.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Long-term debt maturities and interest rate percentages as of December 31, 1997 were:

                                       BELOW    6.0-     7.0-     8.0-    9.0-     OVER
                                        6.0     6.99     7.99     8.99    9.99     10.0    TOTAL
                                       -----   ------   ------   ------   -----   ------   ------
1998.................................  $ 6.4   $  1.0   $  6.6   $ 31.1   $ 2.4   $   --   $ 47.5
1999.................................    2.0      9.5      9.0      0.1      --     25.8     46.4
2000.................................    1.6      0.3      6.9      0.1      --       --      8.9
2001.................................    1.0     58.9      1.6     11.6    15.9       --     89.0
2002.................................    1.0      0.2      1.3      0.2      --       --      2.7
Thereafter...........................   46.9     33.1    285.0     36.1    31.0       --    432.1
                                       -----   ------   ------   ------   -----   ------   ------
Total -- 1997........................  $58.9   $103.0   $310.4   $ 79.2   $49.3   $ 25.8   $626.6
                                       =====   ======   ======   ======   =====   ======   ======
Total -- 1996........................  $10.6   $192.9   $443.8   $119.0   $76.5   $139.3   $982.1
                                       =====   ======   ======   ======   =====   ======   ======

     The above balances as of December 31, 1997 and 1996 include amortizable debt discounts of $46.9 and $51.4, respectively. Assets pledged to secure indebtedness (including mortgage loans) amount to approximately $13.6 as of December 31, 1997.

     EARLY EXTINGUISHMENT OF DEBT: In 1995, the Company announced the completion of a tender offer for an aggregate of $4.1 billion of its debt securities, with $3.4 billion, or 82% of the aggregate principal amount, having been tendered. The tender offer was financed with the proceeds of commercial paper borrowings of approximately $3.7 billion. The tender offer resulted in the Company paying a tender premium of $307.0 after tax ($472.3 pretax) or $2.75 per diluted share in the third quarter of 1995. This charge was recorded as an extraordinary loss on the early extinguishment of debt.

NOTE 16.  FINANCIAL INSTRUMENTS

     The Company uses a variety of derivative financial instruments, including interest rate swaps, foreign currency forward contracts and/or swaps, and, on a limited basis, commodity collar contracts, as a means of hedging exposure to interest rate, foreign currency, and commodity price risks.

     The Company's credit risk associated with these derivative contracts is generally limited to the unrealized gain on those contracts with a positive fair market value, reduced by the effects of master netting agreements, should any counterparty fail to perform as contracted. The counterparties to the Company's derivative contracts consist of a number of major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.

     FINANCING STRATEGIES AND INTEREST RATE RISK MANAGEMENT: ITT Industries maintains a global debt portfolio to fund its operations. The Company and its subsidiaries primarily use interest rate and cross currency interest rate swaps to manage the Company's debt portfolio, the related financing costs, and interest rate structure.

     At December 31, 1997 and 1996, the Company had interest rate swaps outstanding with notional values totaling 150 million and 410 million Deutsche Marks, respectively. These swaps were designed to manage the interest exposure of the Company's short-term debt. During 1997, the Company effectively terminated interest rate swaps with notional values totaling 260 million Deutsche Marks and original maturities ranging from 1998 to 2000 by entering into offsetting swaps with identical terms and maturities. These swaps and related counterswaps were accounted for at fair market value at the time of termination. Related gains and losses were recorded in income because such swaps no longer were deemed effective as hedges of the Company's underlying Deutsche Mark debt. The outstanding 150 million Deutsche Mark interest rate swap agreements maturing in the year 2000 require the Company to pay interest at fixed rates averaging 6.96% and receive interest at floating rates based on LIBOR which averaged 3.75% on December 31, 1997.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     At December 31, 1997 and 1996, the Company held cross currency interest rate swap agreements, with notional values totaling approximately $212 and $506, respectively. These swaps have maturities ranging from one year to twenty-four years, and effectively convert specific long-term U.S. dollar-denominated fixed rate borrowings with an average interest rate of 8.8% and 8.9%, respectively, to equivalent Deutsche Mark-denominated variable rate debt (based on LIBOR) with an average interest rate of 6.1% and 6.2%, respectively.

     FOREIGN CURRENCY RISK MANAGEMENT: The Company and its subsidiaries have significant foreign operations and conduct business in various foreign currencies. The Company and its subsidiaries may periodically hedge net investments in currencies other than their own functional currency and non-functional currency cash flows and obligations, including intercompany financings. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

     At December 31, 1997, ITT Industries held foreign currency forward and swap contracts with notional amounts totaling approximately $560 to hedge foreign currency exposures. The Company's most significant foreign currency exposures are in Deutsche Marks, Belgian Francs, Swedish Krona and Italian Lira. These contracts all have maturities prior to May 31, 1998.

     COMMODITY PRICE RISK MANAGEMENT: The Company's recently acquired subsidiary, Goulds, has utilized commodity derivatives, on a limited basis, to hedge its anticipated purchases of non-ferrous metals used in the production of its products. As of December 31, 1997, the Company held two zero cost collars with a total notional amount of $3.5, with a weighted average ceiling of $2,500 (in whole dollars) per metric ton and with a weighted average floor of $2,034 (in whole dollars) per metric ton. These contracts mature in 1998. At December 31, 1996, the Company did not have any commodity derivatives.

     FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS: The fair values of the Company's derivative financial instruments are as follows:

                                                 (PAYABLE)/RECEIVABLE
                                       ----------------------------------------
                                       DECEMBER 31, 1997     DECEMBER 31, 1996
                                       ------------------    ------------------
                                       CARRYING     FAIR     CARRYING     FAIR
                                        AMOUNT     VALUE      AMOUNT     VALUE
                                       --------    ------    --------    ------
Interest rate swaps..................   $(6.1)     $(11.5)    $(13.3)    $(22.4)
Cross currency interest rate swaps...   $38.7      $ 44.1     $ 11.0     $ 13.5
Currency forwards/swaps..............   $ 4.8      $ (0.3)    $(12.0)    $(15.2)
Commodity collars....................   $  --      $ (0.3)    $   --     $   --

     The following method and assumptions were used to estimate the fair value of these derivative financial instruments:

     CURRENCY AND COMMODITY CONTRACTS AND INTEREST RATE SWAP AGREEMENTS: The fair value of commodity contracts and currency and interest rate swap agreements is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements at the reporting date.

     FOREIGN CURRENCY EXCHANGE CONTRACTS: The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

NOTE 17.  EMPLOYEE BENEFIT PLANS

     PENSION PLANS: The Company and its subsidiaries sponsor numerous pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments, and real estate.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Total pension expense for 1997, 1996, and 1995 was:

                                               1997       1996       1995
                                              -------    -------    -------
Defined Benefit Plans
  Service cost..............................  $  69.8    $  68.4    $  68.0
  Interest cost.............................    244.3      239.1      239.7
  Return on assets
     Actual.................................   (535.0)    (387.2)    (425.7)
     Deferred...............................    302.7      176.8      222.9
  Net amortization..........................     14.3       27.3        5.4
                                              -------    -------    -------
  Net periodic pension cost.................     96.1      124.4      110.3
  Other.....................................      3.9        3.9        4.0
                                              -------    -------    -------
Total pension expense.......................  $ 100.0    $ 128.3    $ 114.3
                                              =======    =======    =======

     U.S. pension expense included in the net periodic pension cost in the table above was $41.7, $58.4, and $42.7 for 1997, 1996, and 1995, respectively. The above table includes $10.7 of pension expense recorded at foreign operations of the Company that were sold during 1997.

     The following table sets forth the funded status of the Company's pension plans, amounts recognized in the Company's balance sheets, and the principal weighted average assumptions inherent in their determination:

                                        DECEMBER 31, 1997       DECEMBER 31, 1996
                                       --------------------    --------------------
                                       DOMESTIC     FOREIGN    DOMESTIC     FOREIGN
                                       ---------    -------    ---------    -------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation..........  $(2,473.8)   $(562.7)   $(2,190.7)   $(799.8)
                                       =========    =======    =========    =======
  Accumulated benefit obligation.....  $(2,616.5)   $(582.1)   $(2,303.1)   $(826.8)
                                       =========    =======    =========    =======
Projected benefit obligation.........  $(2,801.2)   $(618.2)   $(2,462.7)   $(851.0)
Plan assets at fair value............    2,877.2      188.0      2,441.8      183.3
                                       ---------    -------    ---------    -------
Projected benefit obligation, less
  than (in excess of) plan assets....       76.0     (430.2)       (20.9)    (667.7)
Unrecognized net (gain)/loss.........        9.6      (55.9)       132.9      (58.7)
Unrecognized net
  asset/(obligation).................       12.9      (11.3)        17.2      (24.6)
                                       ---------    -------    ---------    -------
Pension asset (liability) recognized
  in the balance sheet...............  $    72.7    $(474.8)   $    94.8    $(701.8)
                                       =========    =======    =========    =======
Discount rate........................       7.25%      7.31%        7.75%      7.29%
Rate of return on invested assets....       9.75%      9.33%        9.75%      9.33%
Salary increase assumption...........       5.00%      3.61%        5.00%      2.91%

     For substantially all domestic plans, assets exceed accumulated benefits, and for substantially all foreign plans, accumulated benefits exceed the related assets. The significant decrease in foreign benefit obligations and liabilities recognized in the balance sheet is a result of divestitures of significant overseas operations and the effect of currency translation adjustments. Domestically, the increase in the benefit obligations is primarily a result of the acquisition of Goulds and the change in the discount rate. Increases in plan assets are a result of the acquisition of Goulds and strong investment experience.

     INVESTMENT AND SAVINGS PLAN: The Company sponsors numerous savings plans which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $18.0, $16.7, and $14.7 for the years ended 1997, 1996, and 1995, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The ITT Investment and Savings Plan for Salaried Employees included an Employee Stock Ownership Plan (ESOP) feature. In 1995, in connection with the spin-off of The Hartford and ITT Corporation, the Company terminated the ESOP portion of the ITT Investment and Savings Plan for Salaried Employees. As a result of the termination, the trustee of the ESOP converted the preferred stock held by the trustee to Company common stock. The trustee then completed the sale of 5.3 million shares into the open market. The sales proceeds were used to repay the debt associated with the ESOP and the remainder was allocated pro rata to participants in the Plan. The Company changed the name of the Plan to the ITT Industries Investment and Savings Plan for Salaried Employees and transferred the balances related to employees of ITT Corporation and The Hartford to plans created by those companies.

     POSTRETIREMENT HEALTH AND LIFE: The Company and its subsidiaries provide health care and life insurance benefits for certain eligible retired employees.

     The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The plan's assets are comprised of a broad range of domestic and foreign securities, fixed income investments, and real estate. Postretirement health care and life insurance benefits expense was comprised of the following in 1997, 1996, and 1995:

                                                  1997      1996      1995
                                                 ------    ------    ------
Service cost...................................  $ 10.6    $ 10.4    $  8.3
Interest cost..................................    35.4      34.9      31.9
Return on assets
  Actual.......................................   (28.2)    (19.8)    (29.7)
  Deferred.....................................    12.7       5.7      17.9
Net amortization...............................    (6.1)     (4.7)     (6.1)
                                                 ------    ------    ------
  Net periodic expense.........................    24.4      26.5      22.3
Gains from curtailments........................    (7.1)     (5.3)       --
                                                 ------    ------    ------
Net expense....................................  $ 17.3    $ 21.2    $ 22.3
                                                 ======    ======    ======

     The following table sets forth the funded status of the postretirement benefit plans other than pensions, amounts recognized in the Company's balance sheet, and the principal weighted average assumptions inherent in their determination:

                                                            DECEMBER 31,
                                                         ------------------
                                                          1997       1996
                                                         -------    -------
Accumulated postretirement benefit obligation..........  $(533.4)   $(480.7)
Plan assets at fair value..............................    187.3      163.0
                                                         -------    -------
Accumulated postretirement benefit obligation in excess
  of plan assets.......................................   (346.1)    (317.7)
Unrecognized net gain..................................      5.3        5.8
Unrecognized past service liability....................    (29.9)     (34.5)
                                                         -------    -------
Liability recognized in the balance sheet..............  $(370.7)   $(346.4)
                                                         =======    =======
Discount rate..........................................     7.25%      7.75%
Rate of return on invested assets......................     9.75%      9.75%
Ultimate health care trend rate........................     6.00%      6.00%

     The increase in the benefit obligations from 1996 to 1997 includes the effect of the acquisition of Goulds during 1997 and the change in the discount rate.

     The assumed rate of future increases in the per capita cost of health care (the health care cost trend rate) was 8.5% for 1997, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care cost trend rates by one percent per year would have the effect of increasing the accumulated

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
postretirement benefit obligation by $59.4 and the annual expense by $6.0. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

NOTE 18.  SHAREHOLDERS' EQUITY

     CAPITAL STOCK: ITT Industries has authority to issue an aggregate of 250,000,000 shares of capital stock, of which 200,000,000 have been designated as "Common Stock" having a par value of $1 per share and 50,000,000 have been designated as "Preferred Stock" not having any par or stated value. Of the shares of Preferred Stock, 300,000 shares have initially been designated as "Series A Participating Cumulative Preferred Stock" (the "Series A Stock"). Such Series A Stock is issuable pursuant to the provisions of a Rights Agreement dated as of November 1, 1995 between ITT Industries and The Bank of New York, as Rights Agent (the "Rights Agreement"). Capitalized terms herein not otherwise defined are as defined in the Rights Agreement.

     The rights issued pursuant to the Rights Agreement (the "Rights") are currently attached to, and trade with, the Common Stock. The Rights Agreement provides, among other things, that if any person acquires more than 15% of the outstanding Common Stock, the Rights will entitle the holders other than the Acquiring Person (or its Affiliates or Associates) to purchase Series A Stock at a significant discount to its market value. Rights beneficially owned by the Acquiring Person, including one of its Affiliates or Associates, become null and void and nontransferable. Rights generally are exercisable at any time after the Distribution Date and at or prior to the earlier of the 10th anniversary of the date of the Rights Agreement or the Redemption Date. The Company may, subject to certain exceptions, redeem the Rights as provided for in the Rights Agreement. Each 1/1,000th of a share of Series A Stock would be entitled to vote and participate in dividends and certain other distributions on an equivalent basis with one share of Common Stock. Under certain circumstances specified in the Rights Agreement, the Rights become nonredeemable for a period of time and the Rights Agreement may not be amended during such period.

     As of December 31, 1997, 26,702,181 shares of Common Stock were held in treasury.

     STOCK INCENTIVE PLANS: The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods. Certain options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or over a three-year period commencing with the date of grant. The remaining options become exerciseable over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. In 1997, the Company made shares available for the exercise of stock options by purchasing shares in the open market. During 1996, the Company made shares available from shares held by the Company in treasury and from purchasing shares in the open market.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option incentive plans as of December 31, 1997, 1996, and 1995, and changes during the years then ended is presented below (shares in thousands):

                                  1997                        1996                        1995
                        -------------------------   -------------------------   -------------------------
                                 WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                        SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                        ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at
  beginning of year...  11,764        $17.53        11,619        $15.76         5,588       $ 73.60
Granted...............   2,367         25.60         2,114         25.32         2,148        108.07
Exercised.............  (2,324)        16.21        (1,879)        15.08        (1,478)        66.47
Canceled or expired...    (350)        22.44           (90)        24.11        (4,087)        88.59
ITT Corporation and
  The Hartford
  Spin-off
  adjustment..........      --            --            --            --         9,448            --
                        ------        ------        ------        ------        ------       -------
Outstanding at end of
  year................  11,457        $19.31        11,764        $17.53        11,619       $ 15.76
                        ======        ======        ======        ======        ======       =======
Options exercisable at
  year-end............  10,573        $18.92         7,817        $15.14         6,942       $ 13.85
                        ======        ======        ======        ======        ======       =======
Weighted-average fair
  value of options
  granted during the
  year................  $ 8.53                      $ 6.87                      $30.01
                        ======                      ======                      ======

     The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 1997      1996      1995
                                                ------    ------    -------
Net income....................  As reported     $108.1    $222.6     $707.9
                                Pro forma         99.0     214.8      705.1
Basic earnings per share......  As reported     $  .91    $ 1.89     $ 6.24
                                Pro forma          .84      1.82       6.22
Diluted earnings per share....  As reported     $  .89    $ 1.85     $ 6.18
                                Pro forma          .82      1.78       6.16

     Because the method of accounting prescribed by SFAS No. 123 is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma effect may not be representative of that expected in future years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 1997, 1996, and 1995: dividend yield of 2.35%, 2.40%, and 2.40%, respectively; expected volatility of 31%, 23%, and 23%; expected life of six years; and risk-free interest rate of 6.45%, 6.15%, and 6.46%, respectively.

     In December 1995, in conjunction with the Distribution, those individuals who became employees of The Hartford and ITT Corporation were offered substitute awards in the respective stock of their new employer, and any stock awards or options held by them in respect of ITT Industries are reflected as canceled in the table above. For the remaining holders of unexercised options, including employees of ITT Industries, retirees, and certain other former employees of the Company, the number of shares subject to options was increased and the option exercise price was decreased immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to Distribution.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The following table summarizes information about the Company's stock options at December 31, 1997 (shares in thousands):

                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                       --------------------------------------------   -------------------------
                                WEIGHTED-AVERAGE
      RANGE OF                     REMAINING       WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
   EXERCISE PRICES     NUMBER   CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER    EXERCISE PRICE
   ---------------     ------   ----------------   ----------------   ------   ----------------
$ 8.31 --  9.89......   1,218   3.4 years               $ 8.84         1,218        $ 8.84
 13.78 -- 17.91......   3,858   6.3 years                15.72         3,847         15.72
 20.32 -- 28.38......   6,165   8.2 years                23.18         5,508         23.39
 31.75 -- 32.06......     216   9.8 years                31.94            --            --
                       ------      ---------            ------        ------        ------
                       11,457                                         10,573
                       ======                                         ======

     As of December 31, 1997, 3,125,000 shares were available for future grants. Effective January 1, 1998, option shares available for future grants increased to 5,302,000 as a result of the allotment formula established in the 1994 Incentive Stock Plan. The incentive stock plans also provide for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged, or pledged. During 1997, pursuant to the ITT Industries, Inc. 1996 Restricted Stock Plan for Non-Employee Directors, the Company awarded 9,248 restricted shares with five-year restriction periods, in lieu of the annual retainer for such directors.

NOTE 19.  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are involved in various legal actions including those related to government contracts and environmental matters. Some of these actions include claims for substantial amounts. Reserves have been established where the outcome is probable and can be reasonably estimated. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

     In the ordinary course of business, and similar to other industrial companies, ITT Industries is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. As of December 31, 1997, ITT Industries or its subsidiaries are responsible, or are alleged to be responsible, for environmental investigation and remediation at sites in North America and Europe. ITT Industries has received notice that it is considered a potentially responsible party (PRP) at a number of those sites by the United States Environmental Protection Agency (EPA) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Super Fund) or its state equivalent. In many of these proceedings, ITT Industries' liability is considered de minimis. In Glendale, California, ITT Industries is involved in an EPA administrative proceeding relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who is alleged by the EPA to have contributed to the contamination of the aquifer. Currently, ITT Industries is involved in an allocation among the PRPs to fund the clean-up required by the EPA. ITT Industries has filed a suit against its insurers for recovery of the costs it has incurred in connection with this and other environmental matters.

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in the "Accounting Policies." In management's opinion, the total amounts accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of contamination and ITT Industries' share, if any, of liability for such problems, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 20.  BUSINESS SEGMENT INFORMATION

                                          DEFENSE &      FLUID      DISPOSITIONS    TOTAL               GRAND
                            AUTOMOTIVE   ELECTRONICS   TECHNOLOGY     & OTHER      SEGMENTS   OTHER     TOTAL
                            ----------   -----------   ----------   ------------   --------   ------   --------
                                                                IN MILLIONS
1997
Net Sales.................   $5,167.0     $1,668.2      $1,755.3       $186.6      $8,777.1   $   --   $8,777.1
Operating Income:
  Before special
    charges...............      311.0        127.2         156.7         (9.4)       585.5     (59.9)     525.6
  Special charges.........     (113.0)          --         (68.8)       (42.2)      (224.0)    (15.0)    (239.0)
                             --------     --------      --------       ------      --------   ------   --------
  After special charges...      198.0        127.2          87.9        (51.6)       361.5     (74.9)     286.6
Identifiable Assets.......    2,576.2        914.4       1,986.2        268.4      5,745.2     475.3    6,220.5
Gross Plant Additions.....      293.6         67.9          65.6         27.6        454.7       7.0      461.7
Depreciation..............      235.7         59.7          53.9         26.3        375.6       2.1      377.7
1996
Net Sales.................   $5,492.6     $1,571.6      $1,301.3       $352.6      $8,718.1   $   --   $8,718.1
Operating Income..........      337.1        110.2         113.2          1.5        562.0     (53.6)     508.4
Identifiable Assets.......    2,857.7        797.1         779.9        512.7      4,947.4     543.8    5,491.2
Gross Plant Additions.....      256.7         60.1          45.1         44.1        406.0       3.4      409.4
Depreciation..............      240.8         64.9          40.7         50.9        397.3       2.1      399.4
1995
Net Sales.................   $5,574.8     $1,559.3      $1,248.0       $502.1      $8,884.2   $   --   $8,884.2
Operating Income..........      343.6         96.6         112.8         (9.3)       543.7     (97.5)     446.2
Identifiable Assets.......    2,901.9        817.7         807.0        600.4      5,127.0     752.2    5,879.2
Gross Plant Additions.....      275.9         69.3          46.9         58.5        450.6       3.1      453.7
Depreciation..............      237.2         62.4          40.0         49.6        389.2       1.1      390.3

     AUTOMOTIVE: ITT Automotive is one of the largest independent suppliers of systems and components to vehicle manufacturers worldwide and also supplies related products to the aftermarket. Through operations located in Europe, North America, and South America, and joint ventures and licensees in Asia, ITT Automotive designs, engineers, and manufactures a broad range of automotive systems and components under three major worldwide product groupings.

     The Brake and Chassis Systems group produces anti-lock brake systems (ABS) and traction control systems (TCS), chassis systems and foundation brake components.

     The Electrical Systems group produces automotive products, such as wiper module assemblies, air management systems, switches, and fractional horsepower direct current motors.

     The Automotive Components group produces fluid handling systems, friction material, and Koni(R) shock absorbers.

     Sales to two customers (General Motors Corporation and Ford Motor Company) accounted for approximately 34%, 40%, and 42% of 1997, 1996, and 1995 sales, respectively.

     DEFENSE & ELECTRONICS: ITT Defense & Electronics companies develop, manufacture, and support high technology electronic systems and components for defense and commercial markets on a worldwide basis, with operations in North America, Europe, and Asia. Defense market products include tactical communications equipment, electronic warfare systems, night vision devices, radar, space payloads, and operations and maintenance services. Approximately 66%, 64%, and 65% of 1997, 1996, and 1995 Defense & Electronics sales, respectively, were to governmental entities, of which approximately 85%, 86%, and 90%, respectively, were to the U.S. government. Commercial products include interconnect products (such as connectors, switches, and cable assemblies), night vision devices, and space launch services.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Companies in the electronics sector of this segment operate in several European countries, Japan, and North America and produce a wide variety of electronic connectors, switches, test accessories, and cable assemblies which are used in information systems, industrial, professional, and telecommunications equipment as well as in consumer appliances and automobiles.

     FLUID TECHNOLOGY: ITT Fluid Technology is a worldwide enterprise engaged in the design, development, production, and sale of products, systems and services used to move, handle, transfer, control, and contain fluids. ITT Fluid Technology is a leading supplier of pumps, valves, heat exchangers, mixers, and controls for management of fluids, with sales in more than 135 countries.

     The majority of ITT Fluid Technology's sales are in North America and Western Europe. Principal markets are water and wastewater treatment, industrial and process, and construction.

     DISPOSITIONS AND OTHER: This includes the operating results of units other than "Discontinued Operations," including ITT Community Development Corporation, ITT Semiconductors, other non-core businesses, and other businesses which have been sold.

     OTHER: The Operating Income line primarily includes service charges from affiliated companies and other corporate charges. "Other" in the Identifiable Assets line consists primarily of corporate assets. Intercompany sales, which are priced on an arm's-length basis and eliminated in consolidation, are not material.

NOTE 21.  GEOGRAPHICAL INFORMATION (BY COUNTRY OF ORIGIN) -- TOTAL SEGMENTS

                                   NET SALES                  OPERATING INCOME            IDENTIFIABLE ASSETS
                         ------------------------------   ------------------------   ------------------------------
                           1997       1996       1995      1997     1996     1995      1997       1996       1995
                         --------   --------   --------   ------   ------   ------   --------   --------   --------
                                                                IN MILLIONS
United States            $4,689.5   $4,388.7   $4,497.4   $192.9   $270.6   $254.6   $3,515.2   $2,401.3   $2,457.3
Western Europe            3,526.1    3,818.0    3,832.1    128.8    234.1    260.6    1,860.6    2,207.1    2,354.9
Canada and Other            561.5      511.4      554.7     39.8     57.3     28.5      369.4      339.0      314.8
                         --------   --------   --------   ------   ------   ------   --------   --------   --------
Total Segments           $8,777.1   $8,718.1   $8,884.2   $361.5   $562.0   $543.7   $5,745.2   $4,947.4   $5,127.0
                         ========   ========   ========   ======   ======   ======   ========   ========   ========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 22.  EXPORT SALES

     In serving its global markets, ITT Industries generates significant export sales, which benefit local economies. Sales of products (including intercompany) manufactured in various countries for shipment to other countries consist of the following:

MANUFACTURING       SALES
LOCATION         DESTINATION      1997       1996       1995
-------------   --------------  --------   --------   --------
                                         IN MILLIONS
United States   Canada          $  353.2   $  265.6   $  345.7
                Western Europe      89.1       64.0       65.1
                Other              190.2      169.0      123.0
                                --------   --------   --------
                                   632.5      498.6      533.8
                                --------   --------   --------
Canada          United States       99.7       93.2      192.2
                Other               19.7       10.8        9.3
                                --------   --------   --------
                                   119.4      104.0      201.5
                                --------   --------   --------
Western Europe  United States       69.7       94.1      120.7
                Western Europe     967.4    1,105.5    1,051.1
                Other              213.8      269.5      248.7
                                --------   --------   --------
                                 1,250.9    1,469.1    1,420.5
                                --------   --------   --------
Other                               75.1       43.3       24.6
                                --------   --------   --------
                                $2,077.9   $2,115.0   $2,180.4
                                ========   ========   ========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 23.  QUARTERLY RESULTS FOR 1997 AND 1996

                                                   THREE MONTHS ENDED
                                        -----------------------------------------
                                        MAR. 31    JUNE 30    SEPT. 30   DEC. 31      YEAR
                                        --------   --------   --------   --------   --------
                                         IN MILLIONS, EXCEPT PER SHARE AMOUNTS; (UNAUDITED)
1997
Net sales.............................  $2,166.6   $2,250.9   $2,060.4   $2,299.2   $8,777.1
Cost of sales(a)......................   1,868.7    1,896.3    1,740.1    1,908.2    7,413.3
Income (loss) from continuing
  operations(b).......................      44.3       82.6      (91.1)      77.9      113.7
Cumulative effect of accounting
  change..............................        --         --         --       (5.6)      (5.6)
Net income (loss).....................      44.3       82.6      (91.1)      72.3      108.1
Income (loss) from continuing
  operations per share --
  -- Basic............................  $    .37   $    .70   $   (.77)  $    .66   $    .96
  -- Diluted..........................  $    .37   $    .69   $   (.77)  $    .65   $    .94
Net (loss) income per share --
  -- Basic............................  $    .37   $    .70   $   (.77)  $    .61   $    .91
  -- Diluted..........................  $    .37   $    .69   $   (.77)  $    .60   $    .89
Common stock information
Price range: High.....................  $  26.38   $  27.75   $  33.69   $  33.38   $  33.69
              Low.....................  $  22.38   $  22.13   $  25.00   $  28.75   $  22.13
              Close...................  $  22.38   $  25.75   $  33.19   $  31.38   $  31.38
Dividends per share...................  $    .15   $    .15   $    .15   $    .15   $    .60
1996
Net sales.............................  $2,200.9   $2,241.2   $2,044.8   $2,231.2   $8,718.1
Cost of sales(a)......................   1,907.8    1,907.9    1,755.2    1,912.7    7,483.6
Net income............................      40.0       67.7       43.7       71.2      222.6
Net income per share --
  -- Basic(c).........................  $    .34   $    .57   $    .37   $    .60   $   1.89
  -- Diluted(c).......................  $    .33   $    .56   $    .36   $    .59   $   1.85
Common stock information
Price range: High.....................  $  27.75   $  28.63   $  26.00   $  25.75   $  28.63
              Low.....................  $  22.25   $  24.75   $  21.50   $  22.75   $  21.50
              Close...................  $  25.50   $  25.13   $  24.13   $  24.50   $  24.50
Dividends per share...................  $    .15   $    .15   $    .15   $    .15   $    .60

---------------
(a) Includes research, development, and engineering expenses.

(b) Income from continuing operations in the quarter ended September 30, includes a special charge of $145.8, after tax, for restructuring and other items as described in note 5.

(c) Quarterly and full year earnings per share amounts were calculated independently based on the average common shares and potentially dilutive shares applicable to each period. Because of the issuance of common stock upon the exercise of stock options in 1996, the sum of the four quarters does not equal the calculation for the full year 1996.

     The above table reflects the range of market prices of ITT Industries' Common Stock for 1997 and 1996. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which ITT Industries' Common Stock is traded, under the symbol "IIN". ITT Industries' Common Stock is listed on the following exchanges: Frankfurt, London, Midwest, New York, Pacific, and Paris.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     During the period from January 1, 1998 through February 28, 1998, the high and low reported market prices of ITT Industries' Common Stock were $34.44 and $28.13. ITT Industries declared dividends of $.15 per common share in the first quarter of 1998. There were approximately 51,830 holders of record of ITT Industries common stock on February 28, 1998.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                         ADDITIONS (DEDUCTIONS)
                                                   ------------------------------------------------------------------
                                                               CHARGED TO                  WRITE-OFFS/
                                                    BALANCE     COSTS AND    TRANSLATION    PAYMENTS        BALANCE
                                                   JANUARY 1    EXPENSES     ADJUSTMENT       OTHER       DECEMBER 31
                                                   ---------   -----------   -----------   -----------    -----------
YEAR ENDED DECEMBER 31, 1997
Trade Receivables -- Allowance for doubtful
  accounts.......................................  $   37.0      $  8.5        $ (1.0)       $  (4.3)      $   40.2
Accumulated depreciation of plant, property, and
  equipment......................................   2,925.1       377.7        (164.9)        (631.8)(a)    2,506.1
YEAR ENDED DECEMBER 31, 1996
Trade Receivables -- Allowance for doubtful
  accounts.......................................  $   39.3      $  3.7        $  (.8)       $  (5.2)      $   37.0
Accumulated depreciation of plant, property, and
  equipment......................................   2,819.6       399.4         (99.4)        (194.5)(a)    2,925.1
YEAR ENDED DECEMBER 31, 1995
Trade Receivables -- Allowance for doubtful
  accounts.......................................  $   36.8      $  2.2        $  2.3        $  (2.0)      $   39.3
Accumulated depreciation of plant, property, and
  equipment......................................   2,515.7       390.3          78.5         (164.9)(a)    2,819.6

---------------
(a) Principally retirements as well as companies sold during the year.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                         ITT INDUSTRIES, INC.

                                         By         RICHARD J. TOWNSEND

                                         ---------------------------------------
                                                    RICHARD J. TOWNSEND
                                               VICE PRESIDENT, CONTROLLER AND
                                                   DIRECTOR, STRATEGY
                                               (PRINCIPAL ACCOUNTING OFFICER)

March 26, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                                                                 DATE
         ---------                                           TITLE                                 ----
           TRAVIS ENGEN                      Chairman, President and Chief                     March 17,1998
----------------------------                   Executive and Director
        TRAVIS ENGEN
    (PRINCIPAL EXECUTIVE
          OFFICER)

             HEIDI KUNZ                      Senior Vice President and Chief                   March 17,1998
----------------------------                   Financial Officer
         HEIDI KUNZ
    (PRINCIPAL FINANCIAL
          OFFICER)

        SIGNATURE               TITLE            DATE               SIGNATURE               TITLE            DATE
        ---------               -----            ----               ---------               -----            ----
      RAND V. ARASKOG         Director      March 17, 1998      S. PARKER GILBERT         Director      March 17, 1998
-------------------------                                   -------------------------
     RAND V. ARASKOG                                            S. PARKER GILBERT

     ROBERT A. BURNETT        Director      March 17, 1998      CHRISTINA A. GOLD         Director      March 17, 1998
-------------------------                                   -------------------------
    ROBERT A. BURNETT                                           CHRISTINA A. GOLD

                              Director      March 17, 1998       EDWARD C. MEYER          Director      March 17, 1998
-------------------------                                   -------------------------
   CURTIS J. CRAWFORD                                            EDWARD C. MEYER

                              Director      March 17, 1998        SIDNEY TAUREL           Director      March 17, 1998
-------------------------                                   -------------------------
   MICHEL DAVID-WEILL                                             SIDNEY TAUREL

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
   3
          (a)  ITT Industries, Inc.'s Restated
                 Articles of Incorporation...........    Incorporated by reference to Exhibit
                                                         3(i) to ITT Industries' Form 10-Q for
                                                           the quarterly period ended June 30,
                                                           1997 (CIK No. 216228, File No.
                                                           1-5627).
          (b)  Form of Rights Agreement between ITT
                 Indiana, Inc. and The Bank of New
                 York, as Rights Agent...............    Incorporated by reference to Exhibit 1
                                                         to ITT Industries' Form 8-A dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (c)  ITT Industries, Inc.'s By-laws, as
                 amended.............................    Incorporated by reference to Exhibit
                                                         3(b) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
   4      Instruments defining the rights of security
          holders, including indentures..............    Not required to be filed. The
                                                         Registrant hereby agrees to file with
                                                           the Commission a copy of any
                                                           instrument defining the rights of
                                                           holders of long-term debt of the
                                                           Registrant and its consolidated
                                                           subsidiaries upon request of the
                                                           Commission.
   9      Voting Trust Agreement.....................    None.
  10      Material contracts
          (a)  ITT Industries 1997 Long-Term
                 Incentive Plan......................    Incorporated by reference to Appendix
                                                         II to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (b)  ITT Industries 1997 Annual Incentive
                 Plan for Executive Officers.........    Incorporated by reference to Appendix
                                                         I to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (c)  Form of Travis Engen's employment
                 agreement...........................    Incorporated by reference to Exhibit
                                                           10.16 to ITT Industries' Form 8-B
                                                           dated December 20, 1995 (CIK No.
                                                           216228, File No. 1-5627).
          (d)  Amendment to Employment Agreement
                 between ITT Industries and Travis
                 Engen...............................    Incorporated by reference to Exhibit
                                                           10(e) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
          (e)  Form of group life insurance plan for
                 non-employee members of the Board of
                 Directors...........................    Incorporated by reference to exhibits
                                                         to ITT Delaware's Form 10-K for the
                                                           fiscal year ended December 31, 1983
                                                           (CIK No. 216228, File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (f)  ITT Industries, Inc. 1986 Incentive
                 Stock Plan..........................    Incorporated by reference to ITT
                                                           Delaware's Registration Statement on
                                                           Form S-8 (Registration No. 33-5412)
                                                           (CIK No. 216228, File No. 1-5627).
          (g)  Form of indemnification agreement with
                 directors...........................    Incorporated by reference to Exhibit
                                                           10(h) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (h)  ITT Industries, Inc. Senior Executive
                 Severance Pay Plan..................    Incorporated by reference to Exhibit
                                                           10.15 to ITT Industries' Form 8-B
                                                           dated December 20, 1995 (CIK No.
                                                           216228, File No. 1-5627).
          (i)  ITT Industries Special Senior
                 Executive Severance Pay Plan........    Incorporated by reference to Exhibit
                                                           10(j) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (j)  1994 ITT Industries, Inc. Incentive
                 Stock Plan..........................    Incorporated by reference to Appendix
                                                         A to ITT Delaware's Proxy Statement
                                                           dated March 28, 1994 (CIK No.
                                                           216228, File No. 1-5627).
          (k)  ITT Industries, Inc. 1996 Restricted
                 Stock Plan for Non-Employee
                 Directors, as amended...............    Incorporated by reference to Exhibit
                                                           10(l) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (l)  Distribution Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.1 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (m)  Intellectual Property License
                 Agreement between and among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.2 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (n)  Tax Allocation Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.3 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (o)  Employee Benefit Services and
                 Liability Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.7 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (p)  Five-year Competitive Advance and
                 Revolving Credit Facility Agreement
                 dated as of November 10, 1995.......    Incorporated by reference to Exhibit
                                                         10.9 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (q)  Trade Name and Trademark License
                 Agreement...........................    Incorporated by reference to Exhibit
                                                           10(r) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
          (r)  ITT Industries Enhanced Severance Pay
                 Plan................................    Incorporated by reference to Exhibit
                                                           10(s) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
  11      Statement re computation of per share
            earnings.................................    Not required to be filed.
  12      Statement re computation of ratios.........    Filed herewith.
  13      Annual report to security holders, Form
            10-Q or quarterly report to security         Not required to be filed.
            holders..................................
  16      Letter re change in certifying                 None.
          accountant.................................
  18      Letter re change in accounting                 None.
          principles.................................
  21      Subsidiaries of the Registrant.............    Filed herewith.
  22      Published report regarding matters
            submitted to vote of security holders....    Not required to be filed.
  23      Consent of Arthur Andersen LLP.............    Filed herewith.
  24      Power of attorney..........................    None.
  27      Financial data schedule....................    Filed herewith.
  99      Additional exhibits........................    None.