Form 10-Q
period 1998-03-31
ITT INDUSTRIES INC
filed 1998-05-06
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


                               FORM 10-Q

(Mark One)
     x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 1998

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


   As of April 30, 1998, there were outstanding 118,445,259 shares of common stock ($1 par value per share) of the registrant.

                         ITT INDUSTRIES, INC.

                           TABLE OF CONTENTS

                                                                        Page
   Part I.  FINANCIAL INFORMATION:
            Item 1.  Financial Statements:
                     Consolidated Condensed Income Statements
                      Three Months Ended
                       March 31, 1998 and 1997                            2
                     Consolidated Condensed Balance Sheets
                       March 31, 1998 and December 31, 1997               3
                     Consolidated Condensed Statements of Cash Flows
                       Three Months Ended March 31, 1998 and 1997         4
                     Notes to Consolidated Condensed Financial Statements 5
            Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations:
                       Three Months Ended March 31, 1998 and 1997         8

   Part II. OTHER INFORMATION:
            Item 6.  Exhibits and Reports on Form 8-K                    11
                     Signature                                           11
                        Exhibit Index                                    12






























                                PART I.

Item 1.
                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS

   The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform with the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.



                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (In millions, except per share)
                              (unaudited)

                                   Three Months Ended
                                        March 31,
                                 1998          1997
 Net sales                    $ 2,143.5    $ 2,166.6
                                -------      -------

 Cost of sales                  1,672.2      1,742.7
 Selling, general, and
 administrative expenses          215.4        186.4
 Research, development, and
 engineering expenses             121.0        126.0
 Other operating expenses          10.3          8.2
                                -------      -------
 Total costs and expenses       2,018.9      2,063.3
                                -------      -------
 Operating income                 124.6        103.3
 Interest expense                 (39.1)       (33.3)
 Interest income                    6.6          3.4
 Miscellaneous expense, net         (.9)         (.8)
                                -------      -------
 Income before income taxes        91.2         72.6
 Income tax expense               (35.6)       (28.3)
                                -------      -------
 Net income                   $    55.6    $    44.3
                                =======      =======

 Earnings Per Share:

 Net income
   Basic                      $    .47     $    .37
   Diluted                    $    .46     $    .37

 Cash dividends declared per
  common share                $    .15     $    .15

__________
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS
            (In millions, except for shares and per share)


                                        March 31,        December 31,
                                          1998               1997
                                       (unaudited)
Assets
Current Assets:
  Cash and cash equivalents            $    160.1        $    192.2
  Receivables, net                        1,473.6           1,252.4
  Inventories, net                          791.4             812.8
  Other current assets                      142.8             120.0
                                          -------           -------
     Total current assets                 2,567.9           2,377.4

Plant, property, and equipment, net       1,906.1           2,024.3
Deferred U.S. income taxes                  263.6             258.8
Goodwill, net                             1,095.2           1,116.5
Other assets                                430.8             443.5
                                          -------           -------
                                       $  6,263.6        $  6,220.5
                                          =======           =======

Liabilities and Shareholders' Equity
Current Liabilities:
  Commercial paper                     $  1,025.0        $    698.4
  Accounts payable                          726.5             848.3
  Accrued expenses                          896.0             884.3
  Accrued taxes                             218.2             161.5
  Notes payable and current
   maturities of long-term debt             658.2             952.4
                                          -------           -------
     Total current liabilities            3,523.9           3,544.9

Pension and postretirement costs            932.0             938.5
Long-term debt                              528.6             532.2
Deferred foreign, state and local
 income taxes                                37.2              31.6
Other liabilities                           401.3             351.0
                                          -------           -------
                                          5,423.0           5,398.2

Shareholders' Equity:
  Cumulative Preferred Stock:
    Authorized 50,000,000 shares,
     no par value, none issued                 ---               ---
  Common stock:
    Authorized 200,000,000 shares,
     $1 par value per share
    Outstanding 118,445,259 shares
       and 118,445,827 shares               118.4             118.4
  Capital surplus                           391.6             397.0
  Accumulated other comprehensive income:
    Unrealized gain on investment
     securities                               1.5               1.6
    Cumulative translation adjustments      102.8             116.8
                                           ------            ------
                                            104.3             118.4

  Retained earnings                         226.3             188.5
                                           ------            ------
                                            840.6             822.3
                                          -------           -------
                                       $  6,263.6         $ 6,220.5
                                          =======           =======


__________
The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In millions)
                              (unaudited)


                                       Three Months Ended
                                          March 31,
                                      1998       1997
 Operating Activities
 Net income                       $    55.6        44.3
 Adjustments to net income:
   Depreciation                        91.3        99.1
   Amortization                        17.1        10.9
   Change in receivables,
    inventories, accounts payable,
     and accrued expenses            (291.7)     (170.7)
   Change in accrued and
    deferred taxes                     61.8        43.2
   Other, net                         (37.6)       26.4
                                     ------      ------
     Cash from (used for)
      operating activities           (103.5)       53.2
                                     ------      ------

 Investing Activities
 Additions to plant, property,
  and equipment                       (60.1)      (75.7)
 Proceeds from the sale of
 assets                               130.8         2.3
 Acquisitions                          (7.9)       (7.6)
 Other, net                              .9        (2.4)
                                      -----       -----
     Cash from (used for)
      investing activities             63.7       (83.4)
                                      -----       -----

 Financing Activities
 Short-term debt, net                  49.4       111.3
 Long-term debt repaid                (10.4)     (121.1)
 Repurchase of common stock           (13.6)      (14.7)
 Dividends paid                       (17.8)      (17.8)
 Other, net                             7.6         8.9
                                      -----      ------
     Cash from (used for)
      financing activities             15.2       (33.4)
                                      -----      ------
 Exchange Rate Effects on Cash
  and Cash Equivalents                 (7.5)        3.2
                                      -----      ------
 Decrease in cash and cash
  equivalents                         (32.1)      (60.4)
 Cash and cash equivalents-
  beginning of period                 192.2       121.9
                                     ------      ------
 Cash and cash equivalents-
  end of period                   $   160.1    $   61.5
                                     ======      ======

 Supplemental Disclosures of
  Cash Flow Information:
 Cash paid (received) during the
  period for:
   Interest                       $    33.2    $   27.0
                                     ======      ======

   Income taxes                   $   (10.1)   $   (6.5)
                                     ======      ======








__________
The accompanying notes to consolidated condensed financial
statements are an integral part of the above statements.


                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       (In millions, except per share, unless otherwise stated)




 1) Receivables, net

    Receivables consist of the following:

                         March 31,          December 31,
                           1998                 1997
     Trade              $ 1,490.1            $  1,265.8
     Accrued for
      completed work         23.0                  26.8
     Less reserves          (39.5)                (40.2)
                         --------              --------
                        $ 1,473.6            $  1,252.4
                         ========              ========


 2) Inventories, net

   Inventories consist of the following:


                              March 31,         December 31,
                                1998               1997
     Finished goods          $  293.5          $   352.4
     Work in process            533.5              438.8
     Raw materials              309.0              340.6
     Less--reserves            (136.9)             (85.0)
         --progress payments   (207.7)            (234.0)
                              -------            -------
                             $  791.4          $   812.8
                              =======            =======


 3) Plant, Property, and Equipment, net

    Plant, property, and equipment consist of the following:


                                March 31,    December 31,
                                  1998          1997
     Land and improvements      $   108.1    $   110.5
     Buildings and improvements     663.2        688.7
     Machinery and equipment      2,824.8      2,932.6
     Construction work in
      progress                      293.3        303.2
     Other                          508.2        495.4
                                 --------     --------
                                  4,397.6      4,530.4
     Less--accumulated
      depreciation and
       Amortization              (2,491.5)    (2,506.1)
                                 --------     --------
                                $ 1,906.1    $ 2,024.3
                                 ========     ========

                                 5

4) New Accounting Pronouncement

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 130, "Reporting Comprehensive Income", which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The components of other comprehensive income for ITT
Industries, Inc. consist of unrealized gains and losses relating to the translation of foreign currency financial statements, hedges of net foreign investments, and certain investment securities.

                                               Comprehensive Income
                                                Three Months Ended
                                                     March 31
                                                    1998     1997
Net income........................................$ 55.6   $ 44.3
Other comprehensive income:
  Foreign currency translation adjustments........ (15.0)    20.6
  Unrealized losses on investment securities......   (.1)     --
                                                   -----    -----
    Other comprehensive income/(loss), before tax. (15.1)    20.6

  Income tax related to other comprehensive income.  1.0     (3.1)
                                                   -----    -----
    Other comprehensive income, after tax..........(14.1)    17.5

Comprehensive income................              $ 41.5   $ 61.8
                                                   =====    =====

                                    6

5) Calculation of Earnings Per Share


                                       Three Months Ended
                                           March 31,
                                      1998        1997
 BASIC BASIS
      Net income                    $  55.6      $  44.3
                                      -----        -----
      Average common shares
       outstanding                    118.4        118.4
                                      -----        -----

      Earnings Per Share            $   .47          .37
                                       ====         ====


 DILUTED BASIS

      Net income                    $  55.6       $ 44.3
                                      -----        -----

      Average common shares
       outstanding                    118.4        118.4
      Add: Stock options                3.2          2.2
                                      -----        -----
      Average common shares
       outstanding on a diluted basis 121.6        120.6
                                      -----        -----

      Earnings Per Share            $   .46       $  .37
                                       ====         ====


6) Subsequent Event

On April 13, 1998, the Company completed the sale of its Barton fluid measurement business to Barton Instrument Systems, L.L.C., an affiliate of American Commercial Holdings, Inc. of Lexington, Kentucky. The cash proceeds from the sale were $31.4 million.

The Barton unit produces process measurement instruments and systems, most notably for the oil and gas industry. It had 1997 sales of approximately $78 million, and employs 550 people at five locations in the U.S., Canada, and Great Britain.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended March 31, 1998 compared with three months ended
 March 31, 1997

  Net income of $55.6 million, or $.46 per diluted share, compared with net income of $44.3 million, or $.37 per diluted share, reported in the first quarter of 1997. The increase in net income was attributable to higher earnings from all three of the Company's major businesses, the absence of losses on companies held for disposition, and the recognition of a $20.0 million pre-tax gain on the sale of the Company's Precision Die Casting (PDC) business. The previous factors more than offset higher interest expense and $20.1 million of pre-tax accruals for anticipated legal expenses and losses on the divestitures of non-core businesses.

 Net sales for the first quarter of 1998 declined slightly from the first quarter of 1997. The decline in sales was mainly due to the divestitures of the semiconductors unit and selected businesses of the automotive unit and unfavorable foreign exchange translation, which more than offset sales increases from the acquisitions of Goulds Pumps and Kaman Sciences and volume gains at the Automotive and Defense & Electronics units. Selling, general and administrative expenses of $215.4 million compared to $186.4 million last year. The increase from last year was primarily due to the acquisition of Goulds Pumps. Operating margin of 5.8% improved significantly from 4.8% last year due to continuing operational rationalization and cost cutting as well as the substitution of higher margin acquisitions for lower margin divestitures. Operating profit was $124.6 million in the first quarter of 1998, compared to $103.3 million last year.

 Interest expense for the first quarter of 1998 was $39.1 million, compared with $33.3 million in the first quarter of 1997. The increase in interest expense was due to a higher average level of debt which more than offset a lower average interest rate resulting from a debt restructuring. Interest income was $6.6 million in the current quarter, compared to $3.4 million in the prior quarter, a result of maintaining higher cash balances.

 The effective income tax rates for both quarters was 39%. Income tax expense increased to $35.6 million due to higher pre-tax earning.

 Business Segments - Unaudited sales and operating income of the Company's business segments were as follows for the three months ended March 31, 1998, and 1997 (in millions):

Three months
  ended                     Defense &   Fluid      Dispositions Corporate   Grand
March 31,1998   Automotive  Electronics Technology &Other       & Other     Total
----------------------------------------------------------------------------------
Net Sales       $1,192.7    $473.6      $472.4      $4.8        $  -      $2,143.5

Operating
 Income:
  Before non-
   recurring
   items            75.5      30.0        35.1       0.6         (16.5)      124.7
  Non-recurring
   items            20.0       ---         ---       ---         (20.1)       (0.1)
-----------------------------------------------------------------------------------
Total operating
 income         $   95.5    $ 30.0      $ 35.1      $0.6        $(36.6)   $  124.6


[CAPTION]

Three months
  ended                      Defense &   Fluid      Dispositions Corporate   Grand
March 31,1997    Automotive  Electronics Technology & Other      & Other     Total
-----------------------------------------------------------------------------------
Net Sales        $1,393.0    $409.3      $307.5     $56.8        $ ---    $2,166.6

Operating
 Income:
  Before non-
   recurring
   items             74.0      25.1        23.9     (4.7)        (15.0)      103.3

  Non-recurring
   items            -----     -----       -----     -----          ----      -----
-----------------------------------------------------------------------------------
    Total operating
     income       $  74.0    $ 25.1      $ 23.9    $(4.7)       $(15.0)   $  103.3


Automotive's revenues decreased 14.4% from the prior year mainly due to divestitures and unfavorable foreign currency translation, which more than offset volume gains for the brakes and switches businesses. Operating income, excluding a non-recurring $20.0 million pre-tax gain on the sale of PDC, was up $1.5 million from the prior year, providing an improved margin of 6.3%, compared to 5.3% in the prior year. The improvement in operating margin was mainly due to continued cost reductions and the divestiture of less profitable operations, which more than offset lower prices.

ITT Defense & Electronics' revenue was up 15.7% from the prior year principally due to stronger international sales and the acquisition of Kaman Sciences, now called ITT Systems & Sciences. Operating income was 19.5% higher in the 1998 period mainly due to higher volume and productivity improvements.

ITT Fluid Technology's 1998 first quarter sales increased 53.6% compared to the first quarter of 1997. The improvement was primarily due to the acquisition of Goulds Pumps in May 1997, which more than offset poor market conditions in Asia, weak demand in the petrochemical and mining segments, and unfavorable foreign currency translation. Operating income increased $11.2 million primarily due to higher volumes resulting from the Goulds Pumps acquisition.

Liquidity and Capital Resources

Divestiture proceeds of $130.8 million and net borrowings of $39 million were used primarily for operating activities of $103.5 million, capital expenditures of $60.1 million, acquisitions of $7.9 million, dividend payments of $17.8 million and repurchases of common stock of $13.5 million.

     Cash Flows: Cash used for operating activities in the first quarter of 1998 was $103.5 million, a decrease of $156.7 million from the first quarter of 1997. The increase in working capital requirements in the first quarter of 1998 was largely due to the timing of the fiscal close of the quarter and the collection of a large single payment at Automotive, as well as differences in advance payments at Defense & Electronics. The increase in cash flows from the change in accrued and deferred taxes in the first quarter of 1998 is mostly due to differences in the timing of tax payments and receipts of refunds. The decrease in other, net operating activities was mainly due to prepayments for insurance and other items, and a larger reclassification of gains from asset sales, resulting primarily from the sale of PDC, to proceeds from the sale of assets.

  Debt and Credit Facilities: External debt at March 31, 1998 was $2.21 billion, compared with $2.18 billion at December 31,1997. Cash and cash equivalents were $160.1 million at March 31, 1998, compared to $192.2 million at year end 1997. The maximum amount of borrowing available under the Company's revolving credit agreements at March 31, 1998 was $1.5 billion.

  Additions to Plant, Property and Equipment: Capital expenditures during the first quarter of 1998 were $60.1 million, a decrease of $15.6 million from the first quarter of 1997. Most of the decrease was at Automotive.

  Acquisitions: During the first quarter of 1998, the Company acquired two small companies - one at Defense & Electronics and one at Fluid Technology.

  Divestitures: During the first quarter of 1998, the Company had two Automotive-related divestitures - PDC and a Plant at Nuevo Laredo, Mexico, which generated most of the proceeds from the sale of assets of $130.8 million.

Strategic Review

On March 18, 1998, ITT Industries, Inc. announced that it was putting much of its automotive unit under strategic review. The strategic review consists of an examination of all strategic alternatives, including the possible sale of one or more major lines of business.
The lines of business originally involved in this review were those involved in the engineering, manufacturing and marketing of automotive brakes, chassis modules and electrical systems in the U.S. and abroad. The automotive switch business was also added to this review. The total 1997 sales of the operations under review were approximately $4.1 billion. Proceeds from any sale would be used to finance share repurchases, pay down debt, further internal and/or external growth of core businesses, or some combination of those uses. The Company expects to announce the status of the strategic review in the summer. The strategic review does not include the automotive fluid handling, friction and shock absorber businesses.

 Forward-Looking Statements

Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include those set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 1997 and other of its filings with the Securities and Exchange Commission.

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


                            ITT INDUSTRIES, INC.
                            (Registrant)





                            By    /s/ Richard J. Townsend
                            --------------------------------
                                      Richard J. Townsend
                                 Vice President and Controller
                                 (Principle accounting officer)


May 1, 1998
(Date)

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

 (99)  Additional Exhibits                            None


                                                             EXHIBIT 12

                 ITT INDUSTRIES, INC. AND SUBSIDIARIES

       CALCULATION OF RATIOS OF EARNINGS TO TOTAL FIXED CHARGES
        AND CALCULATION OF EARNINGS TO TOTAL FIXED CHARGES AND
                    PREFERRED DIVIDEND REQUIREMENTS
                         (Dollars in millions)

                      Three Months Ended
                          March 31,                Years Ended December 31,
                      ------------------    ------------------------------------
                        1998   1997         1997     1996     1995    1994   1993
                      ------  -------     ------    -----    -----   -----  ----
Earnings:
Income from continuing
operations              $ 55.6  $ 44.3    $ 108.1  $ 222.6  $  20.7  $201.6  $134.8

Add(deduct):
 Adjustment for
  distributions in excess
   of (less than)
    undistributed equity
     earnings and
      losses a)             .4      .5        1.3      1.9       .6     --     (2.6)
 Income taxes             35.6    28.3       72.7    148.4     50.2   147.5    65.1
 Amortization of
  interest capitalized      .1      .2         .4       .9      2.5      .7     3.9
                          ----    ----       ----    -----      ---   -----    -
                          91.7    73.3      182.5    373.8     74.0   349.8   201.2
                         -----    ----      -----    -----     ----   -----   --
Fixed Charges:
 Interest and other
  financial charges       39.1    33.3      135.4    169.0    175.2   115.2   154.0
 Interest factor
  attributable to
   rentals b)              9.1     7.7       36.3     30.9     29.0    22.0    24.2
                         -----    ----      -----    -----     ----   -----   --
                          48.2    41.0      171.7    199.9    204.2   137.2   178.2
                         -----    ----      -----    -----     ----   -----   --
Earnings, as adjusted,
 from continuing
  Operations            $139.8  $114.3     $354.2   $573.7   $278.2  $487.0  $379.4
                         =====   =====      =====    =====    =====   =====   ==
Fixed Charges:
 Fixed charges above    $ 48.2  $ 41.0     $171.7   $199.9   $204.2  $137.2  $178.2
 Interest capitalized      --      --         1.1      1.1      2.9     6.8     8.0
                         -----    ----      -----    -----     ----   -----   --
  Total fixed charges     48.2    41.0      172.8    201.0    207.1   144.0   186.2
Dividends on preferred
 stock (pre-income tax
  basis) c)                --      --         --       --      23.4    47.5    50.0
                         -----    ----      -----    -----     ----   -----   --
  Total fixed charges
   and preferred
    dividend
     requirements       $ 48.2  $ 41.0     $172.8   $201.0   $230.5  $191.5  $236.2
                         =====   =====      =====    =====    =====   =====   ==
Ratios:
 Earnings, as adjusted,
  from continuing
   Operations to
    total fixed charges   2.90    2.79       2.08     2.85     1.34    3.38    2.04
                         =====   =====      =====    =====    =====   =====   ==
 Earnings, as adjusted,
  from continuing
   Operations to
    total fixed charges
     and Preferred
      dividend
       requirements       2.90    2.79       2.08     2.85     1.21    2.54    1.61
                         =====   =====      =====    =====    =====   =====   ==
_________

    Notes:
    a)The adjustment fordistributions in excess of (less than) undistributed equity earnings and losses represents the adjustment to income for distributions in excess of (less than) undistributed earnings and losses of companies in which at least 20% but less than 50% equity is owned.

    b)One-third of rental expense is deemed to be representative of interest factor in rental expense.

    c)The dividend requirements on preferred stock have been determined by adding to the total preferred dividends an allowance for income taxes, calculated at the effective income tax rate.