Form 10-Q
period 1998-06-30
ITT INDUSTRIES INC
filed 1998-08-11
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                                Yes [X]  No [ ]

     As of July 31, 1998, there were outstanding 118,445,259 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three Months and    2
                     Six Months Ended June 30, 1998 and 1997...................
                   Consolidated Condensed Balance Sheets -- June 30, 1998 and      3
                     December 31, 1997.........................................
                   Consolidated Condensed Statements of Cash Flows -- Six          4
                     Months Ended June 30, 1998 and 1997.......................
                   Notes to Consolidated Condensed Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:
                   Three Months and Six Months Ended June 30, 1998 and 1997....    8
Part II.  OTHER INFORMATION:
          Item 2.  Changes in Securities and Use of Proceeds...................   12
          Item 4.  Submission of Matters to a Vote of Security Holders.........   12
          Item 6.  Exhibits and Reports on Form 8-K............................   12
          Signature............................................................   13
          Exhibit Index........................................................   14

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    --------------------    --------------------
                                                      1998        1997        1998        1997
                                                    --------    --------    --------    --------
Net sales.........................................  $2,154.4    $2,250.9    $4,297.9    $4,417.5
                                                    --------    --------    --------    --------
Cost of sales.....................................   1,673.9     1,769.6     3,346.1     3,512.3
Selling, general, and administrative expenses.....     216.0       193.5       431.4       379.9
Research, development, and engineering expenses...     107.2       126.7       228.2       252.7
Other operating expenses (income).................      13.6        (2.6)       23.9         5.6
                                                    --------    --------    --------    --------
          Total costs and expenses................   2,010.7     2,087.2     4,029.6     4,150.5
                                                    --------    --------    --------    --------
Operating income..................................     143.7       163.7       268.3       267.0
Interest expense..................................     (34.3)      (31.0)      (73.4)      (64.3)
Interest income...................................       4.0         4.1        10.6         7.5
Miscellaneous income (expense), net...............        .2        (1.4)        (.7)       (2.2)
                                                    --------    --------    --------    --------
Income before income taxes........................     113.6       135.4       204.8       208.0
Income tax expense................................     (44.3)      (52.8)      (79.9)      (81.1)
                                                    --------    --------    --------    --------
Net income........................................  $   69.3    $   82.6    $  124.9    $  126.9
                                                    ========    ========    ========    ========
Earnings Per Share:
Net income
  Basic...........................................  $    .59    $    .70    $   1.05    $   1.07
  Diluted.........................................  $    .57    $    .69    $   1.03    $   1.05
Cash dividends declared per common share..........  $    .15    $    .15    $    .30    $    .30

     The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  141.1        $  192.2
  Receivables, net..........................................    1,464.1         1,252.4
  Inventories, net..........................................      805.7           812.8
  Other current assets......................................      137.3           120.0
                                                               --------        --------
          Total current assets..............................    2,548.2         2,377.4
Plant, property, and equipment, net.........................    1,894.9         2,024.3
Deferred U.S. income taxes..................................      260.4           258.8
Goodwill, net...............................................    1,144.5         1,116.5
Other assets................................................      434.5           443.5
                                                               --------        --------
                                                               $6,282.5        $6,220.5
                                                               ========        ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Commercial paper..........................................   $  600.8        $  698.4
  Accounts payable..........................................      732.1           848.3
  Accrued expenses..........................................      883.4           884.3
  Accrued taxes.............................................      212.7           161.5
  Notes payable and current maturities of long-term debt....    1,084.7           952.4
                                                               --------        --------
          Total current liabilities.........................    3,513.7         3,544.9
Pension and postretirement costs............................      927.4           938.5
Long-term debt..............................................      502.9           532.2
Deferred foreign, state and local income taxes..............       41.3            31.6
Other liabilities...........................................      407.7           351.0
                                                               --------        --------
                                                                5,393.0         5,398.2
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     no par value, none issued..............................         --              --
  Common stock:
  Authorized 200,000,000 shares, $1 par value per share
     Outstanding 118,445,259 shares and 118,445,827
     shares.................................................      118.4           118.4
  Capital surplus...........................................      387.6           397.0
Accumulated other comprehensive income:
     Unrealized gain on investment securities...............        2.0             1.6
     Cumulative translation adjustments.....................      103.6           116.8
                                                               --------        --------
                                                                  105.6           118.4
Retained earnings...........................................      277.9           188.5
                                                               --------        --------
                                                                  889.5           822.3
                                                               --------        --------
                                                               $6,282.5        $6,220.5
                                                               ========        ========

     The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
OPERATING ACTIVITIES
Net income..................................................  $ 124.9    $  126.9
Adjustments to net income:
  Depreciation..............................................    183.8       199.0
  Amortization..............................................     29.6        21.3
  Change in receivables, inventories, accounts payable, and
     accrued expenses.......................................   (317.0)     (232.4)
  Change in accrued and deferred taxes......................     60.4        51.0
  Other, net................................................    (51.1)       42.5
                                                              -------    --------
     Cash from (used for) operating activities..............     30.6       208.3
                                                              -------    --------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................   (149.4)     (189.7)
Proceeds from sale of assets................................    171.2       100.9
Acquisitions................................................    (71.2)     (103.4)
Payment for purchase of Goulds, net of cash acquired........       --      (782.6)
Other, net..................................................      1.6        (9.5)
                                                              -------    --------
     Cash from (used for) investing activities..............    (47.8)     (984.3)
                                                              -------    --------
FINANCING ACTIVITIES
Short-term debt, net........................................     27.7     1,051.9
Long-term debt repaid.......................................    (15.7)     (233.8)
Long-term issued............................................       .4          .4
Repurchase of common stock..................................    (25.4)      (22.5)
Dividends paid..............................................    (35.5)      (35.5)
Other, net..................................................     15.7        11.3
                                                              -------    --------
     Cash from (used for) financing activities..............    (32.8)      771.8
                                                              -------    --------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     (1.1)      (14.9)
                                                              -------    --------
Decrease in cash and cash equivalents.......................    (51.1)      (19.1)
Cash and cash equivalents -- beginning of period............    192.2       121.9
                                                              -------    --------
Cash and cash equivalents -- end of period..................  $ 141.1    $  102.8
                                                              =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
  Interest..................................................  $  70.7    $   58.2
                                                              =======    ========
  Income taxes..............................................  $  18.5    $   26.0
                                                              =======    ========

     The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES, NET

     Receivables consist of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Trade.......................................................  $1,463.1      $1,248.8
Accrued for completed work..................................      22.7          26.8
Less reserves...............................................     (21.7)        (23.2)
                                                              --------      --------
                                                              $1,464.1      $1,252.4
                                                              ========      ========

2) INVENTORIES, NET

     Inventories consist of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Finished goods..............................................  $ 300.1       $ 352.4
Work in process.............................................    539.1         438.8
Raw materials...............................................    308.0         340.6
Less -- reserves............................................   (128.6)        (85.0)
     -- progress payments...................................   (212.9)       (234.0)
                                                              -------       -------
                                                              $ 805.7       $ 812.8
                                                              =======       =======

3) PLANT, PROPERTY, AND EQUIPMENT, NET

     Plant, property, and equipment consist of the following:

                                                              JUNE 30,     DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Land and improvements.......................................  $   114.0     $   110.5
Buildings and improvements..................................      666.5         688.7
Machinery and equipment.....................................    2,929.7       2,932.6
Construction work in progress...............................      248.2         303.2
Other.......................................................      471.8         495.4
                                                              ---------     ---------
                                                                4,430.2       4,530.4
Less -- accumulated depreciation and amortization...........   (2,535.3)     (2,506.1)
                                                              ---------     ---------
                                                              $ 1,894.9     $ 2,024.3
                                                              =========     =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

4) COMPREHENSIVE INCOME

                                                            THREE MONTHS
                                                               ENDED          SIX MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                          ----------------    ----------------
                                                          1998       1997      1998      1997
                                                          -----     ------    ------    ------
Net income..............................................  $69.3     $ 82.6    $124.9    $126.9
Other comprehensive income:
  Foreign currency translation adjustments:
     Adjustments arising during period..................    3.7       29.3     (11.3)     49.9
     Reclassifications included in net income...........     --        2.8        --       2.8
                                                          -----     ------    ------    ------
                                                            3.7       32.1     (11.3)     52.7
  Unrealized gains on investment securities.............    0.5         --       0.4        --
                                                          -----     ------    ------    ------
     Other comprehensive income/(loss), before tax......    4.2       32.1     (10.9)     52.7
  Income tax related to other comprehensive income......    2.9        4.4       1.9       7.5
                                                          -----     ------    ------    ------
     Other comprehensive income/(loss), after tax.......    1.3       27.7     (12.8)     45.2
Comprehensive income....................................  $70.6     $110.3    $112.1    $172.1
                                                          =====     ======    ======    ======

5) CALCULATION OF EARNINGS PER SHARE

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          ------------------    ----------------
                                                           1998       1997       1998      1997
                                                          -------    -------    ------    ------
BASIC BASIS --
  Net income............................................  $ 69.3     $ 82.6     $124.9    $126.9
                                                          ------     ------     ------    ------
  Average common shares outstanding.....................   118.4      118.4      118.4     118.4
                                                          ------     ------     ------    ------
  Earnings Per Share....................................  $  .59     $  .70     $ 1.05    $ 1.07
                                                          ======     ======     ======    ======
DILUTED BASIS --
  Net income............................................  $ 69.3     $ 82.6     $124.9    $126.9
                                                          ------     ------     ------    ------
  Average common shares outstanding.....................   118.4      118.4      118.4     118.4
  Add: Stock options....................................     3.7        2.1        3.4       2.2
                                                          ------     ------     ------    ------
  Average common shares outstanding on a diluted
     basis..............................................   122.1      120.5      121.8     120.6
                                                          ------     ------     ------    ------
  Earnings Per Share....................................  $  .57     $  .69     $ 1.03    $ 1.05
                                                          ======     ======     ======    ======

6) ACQUISITION

     On June 25, 1998 the Company acquired Rule Industries, Inc. ("Rule") from Kennametal, Inc. for $63.3. The purchase price exceeded the fair value of the net assets acquired by $51.3 and has been recorded as goodwill, which is being amortized over 40 years. Rule manufactures marine products, including submersible pumps, anchors and compasses, and has annual sales of approximately $25.

7) RESTRUCTURING CHARGE

     During the second quarter of 1998, the Company's Fluid Technology unit recognized restructuring charges of $25.7 in other operating expenses (income) for the closure of its Cincinnati, Ohio pump manufacturing facility. These charges relate primarily to the write-down of assets, severance and closure costs associated with the shut down of the facility. On a pre-tax basis these charges have a cash impact of approximately $14.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

8) NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company has not yet quantified the impacts of adopting SFAS 133 on reported financial results and has not determined the timing of, or method of, adoption. However, the adoption of SFAS 133 could increase volatility in net income and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Three months ended June 30, 1998 compared with three months ended June 30,
1997

     Net income of $69.3 million, or $.57 per diluted share, compared with net income of $82.6 million, or $.69 per diluted share, reported in the second quarter of 1997. The decrease in net income was mainly attributable to a $25.7 million pretax restructuring charge in the Company's Fluid Technology unit and lower operating income from the Company's Automotive unit due to the effect of the General Motors ("GM") strike. The previous factors more than offset improved results from the Company's Fluid Technology and Defense and Electronics units and a gain on the disposal of the Company's Barton fluid measurement unit.

     Net sales for the second quarter of 1998 declined $96.5 million from the second quarter of 1997. The decline in sales was primarily due to the divestitures of non-core businesses, the effect of the GM strike and unfavorable foreign exchange translation, which more than offset sales increases due to the acquisitions of Goulds Pumps and Kaman Sciences. Cost of sales for the second quarter of 1998 declined $95.7 million from last year mainly due to divestitures and cost reductions. Selling, general and administrative expenses of $216.0 million compared to $193.5 million last year. The increase from last year was primarily due to the inclusion of Goulds Pumps for the entire period in 1998. Other operating expenses of $13.6 million compared with other operating income of $2.6 million last year. The decline was mainly due to the $25.7 million restructuring charge, which was partially offset by a $15.0 million gain from the sale of the Barton fluid measurement unit. Operating income was $143.7 million in the second quarter of 1998, compared to $163.7 million last year. Operating margin of 6.7% declined from 7.3% last year due mainly to the restructuring charge and the effect of the GM strike on the automotive unit, which more than offset cost reductions in all of the Company's major lines of business.

     The effective income tax rates for both quarters were 39%. Income tax expense decreased to $44.3 million due to lower pre-tax earnings.

     Business Segments -- Unaudited sales and operating income of the Company's business segments were as follows for the three months ended June 30, 1998, and 1997 (in millions):

THREE MONTHS ENDED                        DEFENSE &       FLUID       DISPOSITIONS    CORPORATE     GRAND
JUNE 30, 1998              AUTOMOTIVE    ELECTRONICS    TECHNOLOGY      & OTHER        & OTHER      TOTAL
------------------         ----------    -----------    ----------    ------------    ---------    -------
Net Sales................   $1,181.4       $449.3         $515.5          $8.2         $   --      2,154.4
Operating Income:
  Before non-recurring
     items...............       84.4         40.2           45.3           0.8          (16.3)       154.4
  Non-recurring items....         --           --          (10.7)           --             --        (10.7)
                            --------       ------         ------          ----         ------      -------
          Total operating
            income.......       84.4         40.2           34.6           0.8          (16.3)       143.7
                            ========       ======         ======          ====         ======      =======

THREE MONTHS ENDED
JUNE 30, 1997
------------------
Net Sales...............   $1,385.9       $409.5         $397.2         $58.3         $   --      $2,250.9
Operating Income:
  Before non-recurring
     items..............      100.8         33.9           37.2          (1.6)         (13.1)        157.2
  Non-recurring items...        7.6         (1.1)            --            --             --           6.5
                           --------       ------         ------         -----         ------      --------
          Total
            operating
            income......      108.4         32.8           37.2          (1.6)         (13.1)        163.7
                           ========       ======         ======         =====         ======      ========

     Automotive's revenues decreased 14.8% from the prior year mainly due to divestitures, the GM strike, and unfavorable foreign currency translation. Operating income, excluding a non-recurring $7.6 million pre-tax gain on the sale of its North American aftermarket business last year, was down $16.4 million from the prior year mainly due to the effect of the GM strike, which more than offset significant cost reductions. Operating margin declined to 7.1%, compared to 7.3% in the prior year. The slight decline in operating margin reflected the divestiture of lower-margin operations and cost reductions, which nearly offset the effect of the GM strike.

     ITT Defense & Electronics' revenue was up 9.7% from the prior year principally due to higher export sales and the acquisition of Kaman Sciences, now called ITT Systems & Sciences. Operating income, excluding a $1.1 million non-recurring loss on the disposal of a small foreign unit last year, was 18.6% higher in the 1998 quarter mainly due to higher export sales, the addition of Kaman Sciences, and cost reductions.

     ITT Fluid Technology's 1998 second quarter sales increased 29.8% compared to the second quarter of 1997. The improvement was primarily due to the acquisition of Goulds Pumps in May 1997, which more than offset the effects of poor market conditions in Asia and weak demand in the petrochemical and pulp segments. Operating income, excluding non-recurring items, increased $8.1 million primarily due to the addition of Goulds Pumps and cost reductions. Non-recurring items for the second quarter of 1998 consisted of a $25.7 million restructuring charge for the shut down of a pump manufacturing facility in Cincinnati, Ohio and a $15 million gain on the sale of the Barton fluid measurement business.

  Six months ended June 30, 1998 compared with six months ended June 30, 1997

     Net income of $124.9 million, or $1.03 per diluted share, compared with net income of $126.9 million, or $1.05 per diluted share, reported for the first six months of 1997. The decrease in net income was mainly attributable to lower operating income from the Company's Automotive unit due to the effect of the GM strike, a $25.7 million pretax restructuring charge, and $20.1 million of pre-tax accruals for anticipated legal expenses and losses on the divestitures of non-core businesses. These items more than offset the higher income from the Company's Fluid Technology and Defense and Electronics units and gains from the sales of non-core businesses.

     Net sales for the first six months of 1998 declined $119.6 million from the first six months of 1997. The decline in sales was primarily due to the divestitures of non-core businesses, the effect of the GM strike and unfavorable foreign exchange translation, which more than offset sales increases from the acquisitions of Goulds Pumps in May 1997 and Kaman Sciences at the end of 1997. Cost of sales declined $166.2 million from last year mainly due to divestitures and cost reductions. Selling, general and administrative expenses of $431.4 million compared to $379.9 million last year. The increase from last year was primarily due to the inclusion of Goulds Pumps for the entire period in 1998. Other operating expenses of $23.9 million increased from $5.6 million last year. The increase was mainly due to the $25.7 million restructuring charge and $20.1 million of accruals for anticipated legal expenses and loses on the divestitures of non-core business, which more than offset $35 million of gains from the sales of the Barton fluid measurement unit and the Precision Die Casting ("PDC") business, all of which were recognized in the current year. Operating margin of 6.2% improved from 6.0% last year. The improvement was mainly due to operational rationalization and the divestitures of lower-margin units, which more than offset the effect of the GM strike on the Automotive unit and the non-recurring items recorded in other operating expenses. Operating income was $268.3 million in the first six months of 1998, compared to $267.0 million last year.

     Interest expense was $73.4 million in the first six months of 1998 compared to $64.3 million last year. The increase from last year reflected the acquisitions of Goulds and Kaman Sciences the effect of which more than offset a lower average rate due to a debt restructuring. Interest income was $10.6 million compared to $7.5 million last year, a result of maintaining higher cash balances.

     Business Segments -- Unaudited sales and operating income of the Company's business segments were as follows for the six months ended June 30, 1998, and 1997 (in millions):

SIX MONTHS ENDED                                   DEFENSE &      FLUID      DISPOSITIONS   CORPORATE    GRAND
JUNE 30, 1998                        AUTOMOTIVE   ELECTRONICS   TECHNOLOGY     & OTHER       & OTHER     TOTAL
----------------                     ----------   -----------   ----------   ------------   ---------   -------
Net Sales..........................   $2,374.1      $922.9        $987.9        $13.0        $   --     4,297.9
Operating Income:
  Before non-recurring items.......      159.9        70.2          80.4          1.4         (32.8)      279.1
  Non-recurring items..............       20.0          --         (10.7)          --         (20.1)      (10.8)
                                      --------      ------        ------        -----        ------     -------
          Total operating income...      179.9        70.2          69.7          1.4         (52.9)      268.3
                                      ========      ======        ======        =====        ======     =======

SIX MONTHS ENDED
JUNE 30, 1997
----------------
Net Sales.........................   $2,778.9      $818.8        $704.7        $115.1       $   --     $4,417.5
Operating Income:
  Before non-recurring items......      174.8        59.0          61.1          (6.3)       (28.1)       260.5
  Non-recurring items.............        7.6        (1.1)           --            --           --          6.5
                                     --------      ------        ------        ------       ------     --------
          Total operating
            income................      182.4        57.9          61.1          (6.3)       (28.1)       267.0
                                     ========      ======        ======        ======       ======     ========

     Automotive's revenues decreased 14.6% from the prior year mainly due to divestitures, the GM strike, and unfavorable foreign currency translation. Operating income, excluding non-recurring items, was down $14.9 million from the prior year mainly due to divestitures and the effect of the GM strike. Operating margin, before non-recurring items, improved to 6.7%, compared to 6.3% in the prior year. The improvement was mainly due to cost reductions and the divestiture of low margin businesses, which more than offset the effect of the GM strike. Non-recurring items consisted of a $20 million gain on the sale of PDC this year and a $7.6 million gain on the sale the North American aftermarket business last year.

     ITT Defense & Electronics' revenues increased 12.7% from the prior year principally due to higher export sales and the acquisition of Kaman Sciences, now called ITT Systems & Sciences. Operating income, excluding a $1.1 million non-recurring loss on the disposal of a small foreign business, was 19.0% higher in the 1998 period mainly due to higher export sales, the addition of Kaman Sciences, and cost reductions.

     ITT Fluid Technology's 1998 sales increased 40.2% compared to last year. The improvement was primarily due to the acquisition of Goulds Pumps in May 1997, which more than offset the effects of poor market conditions in Asia and weak demand in the petrochemical and pulp segments and unfavorable foreign currency translation. Operating income, excluding non-recurring items, increased $19.3 million primarily due to the addition of Goulds Pumps and cost reductions. Non-recurring items for the first six months of 1998 consisted of a $25.7 million restructuring charge for the shut down of a pump manufacturing facility in Cincinnati, Ohio and a $15 million gain on the sale of the Barton fluid measurement business.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operating activities of $30.6 million, divestiture proceeds of $171.2 million and net borrowings of $12 million were used primarily for capital expenditures of $149.4 million, acquisitions of $71.2 million, dividend payments of $35.5 million and repurchases of common stock of $25.4 million.

     CASH FLOWS: Cash from operating activities in the first six months of 1998 was $30.6 million, a decrease of $177.7 million from the first six months of 1997. The increase in working capital requirements in the first six months of 1998 was largely due to the timing of payments. The decrease in other net operating activities was mainly due to prepayments for insurance and pension, and a larger reclassification of gains from asset sales, resulting primarily from the sales of PDC and Barton, to proceeds from the sale of assets.

     DEBT AND CREDIT FACILITIES: External debt at June 30, 1998 was $2.19 billion, compared with $2.18 billion at December 31, 1997. Cash and cash equivalents were $141.1 million at June 30, 1998, compared to

$192.2 million at year end 1997. The maximum amount of borrowing available under the Company's revolving credit agreements at June 30, 1998 was $1.5 billion.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first six months of 1998 were $149.4 million, a decrease of $40.3 million from the first six months of 1997. Most of the decrease was at Automotive.

     ACQUISITIONS: During the first six months 1998 the Company acquired Rule for $63.3 million and two other small companies. During the first six months of 1997 the Company acquired Goulds Pumps for $782.6 million.

     DIVESTITURES: During the first six months of 1998, the Company had two Automotive-related divestitures -- PDC and a plant at Nuevo Laredo, Mexico, and one Fluid Technology-related divestiture -- Barton. These divestitures generated most of the proceeds from the sale of assets of $171.2 million. During the first six months of 1997, the sale of the Automotive North American aftermarket operations generated most of the proceeds from the sale of assets of $100.9 million.

COMPLETION OF THE STRATEGIC REVIEW

     On July 27, 1998, the Company announced a definitive agreement to sell its automotive Brake and Chassis business to Continental AG for $1.93 billion in cash. In the same announcement, the Company stated that the strategic review of the Automotive business announced on March 18, 1998 had been concluded. The announcement of this agreement followed the June 25, 1998 announcement of a definitive agreement under which Valeo SA will acquire the automotive Electrical Systems business. The Company expects both sales to close late in the third quarter or early in the fourth quarter, pending customary conditions and regulatory approvals. Each transaction is expected to yield after-tax cash proceeds of approximately $1.3 billion for a total of $2.6 billion. On July 29, 1998, the Company announced that its board of directors authorized a stock repurchase program. The program authorizes the repurchase of $1.1 billion of stock and is to begin immediately. The completion of the program is contingent on the receipt of all proceeds from the divestitures of both automotive businesses. The Company expects to use the balance of the proceeds to pay down debt and to finance further growth of the remaining businesses, both internally and through acquisitions. The Company's fluid handling, friction and shock absorber businesses, currently part of the Automotive segment, are being retained.

     The automotive Electrical Systems business had 1997 sales of $1.9 billion, includes 12 production facilities primarily in Europe and North America, and employs approximately 13,300 people. The automotive Brake and Chassis business had 1997 sales of $2.2 billion, includes 16 production facilities located primarily in Europe and North America, and employs approximately 11,000 people.

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include those set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 1997 and other of its filings with the Securities and Exchange Commission.

                                    PART II.

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 14, 1998, each of the outside directors of ITT Industries was granted 1,336 shares of ITT Industries common stock in lieu of the annual retainer pursuant to the ITT Industries, Inc. 1996 Restricted Stock Plan for Non-Employee Directors. A total of 10,688 shares were so issued. The shares were not registered under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT Industries' annual meeting of shareholders held on May 14, 1998, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

                                                          VOTES CAST
                                                   ------------------------     BROKER
                                                       FOR        WITHHELD     NONVOTES
                                                   -----------    ---------    --------
Rand V. Araskog..................................  102,412,610    2,264,420     0
Robert A. Burnett................................  103,602,928    1,074,102     0
Curtis J. Crawford...............................  104,002,619      674,411     0
Michel David-Weill...............................  101,118,126    3,558,904     0
D. Travis Engen..................................  103,798,357      878,673     0
S. Parker Gilbert................................  104,008,423      668,607     0
Christina A. Gold................................  104,001,886      675,144     0
Edward C. Meyer..................................  103,906,200      770,830     0
Sidney Taurel....................................  103,820,954      856,076     0

     In addition to the election of directors, the reappointment of Arthur Andersen LLP as independent auditors for 1998 was ratified by a vote of 104,063,219 shares in favor, 249,499 shares against, 364,312 shares abstained, and 0 broker nonvotes. There were no other matters presented for a vote at the meeting.

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

                                          ITT INDUSTRIES, INC.
                                          (Registrant)

                                          By:    /s/ RICHARD J. TOWNSEND
                                            ------------------------------------
                                                    Richard J. Townsend
                                               Vice President and Controller
                                               (Principle accounting officer)

August 7, 1998
(Date)

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION                                   LOCATION
-----------                         -----------                                   --------
  (2)         Plan of acquisition, reorganization, arrangement,
                liquidation or succession.............................              None
  (3)         Articles of Incorporation and by-laws...................              None
  (4)         Instruments defining the rights of security holders,
                including indentures..................................              None
 (10)         Material contracts
              (a) Employment arrangement with Frank E. Macher. .......         Filed Herewith
              (b) Agreement with Valeo SA with respect to the sale of
                the Company's automotive Electrical Systems
                  business. ..........................................         Filed Herewith
 (11)         Statement re computation of per share earnings..........       See Note 5 to notes
                                                                               to Consolidated
                                                                            Financial Statements
 (12)         Statements re computation of ratios
                Calculation of ratio of earnings to total fixed
                charges...............................................         Filed Herewith
 (15)         Letter re unaudited interim financial information.......              None
 (18)         Letter re change in accounting principles...............              None
 (19)         Report furnished to security holders....................              None
 (22)         Published report regarding matters submitted to vote of
                security holders......................................              None
 (24)         Power of attorney.......................................              None
 (27)         Financial Data Schedule.................................         Filed Herewith
 (99)         Additional Exhibits.....................................              None