Form 10-Q
period 1998-09-30
ITT INDUSTRIES INC
filed 1998-11-16
CIK 216228

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                        TELEPHONE NUMBER: (914) 641-2000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 30, 1998, there were outstanding 103,781,476 shares of common stock ($1 par value per share) of the registrant.

                              ITT INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
Part I.     FINANCIAL INFORMATION:
            Item 1.    Financial Statements:
                       Consolidated Condensed Income Statements -- Three Months and Nine
                         Months Ended September 30, 1998 and 1997 ....................................      3
                       Consolidated Condensed  Balance Sheets -- September 30, 1998 and
                         December 31, 1997 ...........................................................      4
                       Consolidated Condensed Statements of Cash Flows -- Nine Months Ended
                         September 30, 1998 and 1997 .................................................      5
                       Notes to Consolidated Condensed Financial Statements ..........................      6
            Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                         of Operations:
                       Three Months and Nine Months Ended September 30, 1998 and 1997 ................     11

Part II.    OTHER INFORMATION:
            Item 1.    Legal Proceedings .............................................................     19
            Item 2.    Changes in Securities and Use of Proceeds .....................................     19
            Item 5.    Other Information .............................................................     19
            Item 6.    Exhibits and Reports on Form 8-K ..............................................     20
            Signature ................................................................................     21
            Exhibit Index ............................................................................     22

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

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                         (IN MILLIONS, EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                         -------------------------   -------------------------
                                                             1998          1997          1998          1997
                                                         -----------   -----------   -----------   -----------
Net sales ...........................................    $   1,039.1   $   1,067.5   $   3,232.5   $   2,983.0
                                                         -----------   -----------   -----------   -----------
Cost of sales .......................................          714.2         767.0       2,255.1       2,123.7
Selling, general, and administrative expenses .......          176.4         173.7         536.2         472.8
Research, development, and engineering expenses .....           75.5          59.8         202.6         195.4
Other operating expenses (income),net ...............            0.9         140.8          39.0         141.6
                                                         -----------   -----------   -----------   -----------
Total costs and expenses ............................          967.0       1,141.3       3,032.9       2,933.5
                                                         -----------   -----------   -----------   -----------

Operating income (loss) .............................           72.1         (73.8)        199.6          49.5
Interest expense ....................................          (31.1)        (37.0)       (104.6)       (101.3)
Interest income .....................................            4.7           4.5          15.4          12.0
Miscellaneous income (expense), net .................           (1.6)          (.9)         (3.6)         (3.3)
                                                         -----------   -----------   -----------   -----------
Income (loss) from continuing operations  before
    Income tax expense ..............................           44.1        (107.2)        106.8         (43.1)
Income tax expense (benefit) ........................          (17.2)         41.8         (41.7)         16.8
                                                         -----------   -----------   -----------   -----------
Income (loss) from continuing operations ............           26.9         (65.4)         65.1         (26.3)
Discontinued operations:
Operating income, net of tax of  $9.6, ($16.5),
    $65.0 and $39.7, respectively ...................           15.0         (25.7)        101.7          62.1
Gain on the sale of Automotive operations, net of tax
     of $849.7 in each period .......................        1,546.9        --           1,546.9        --
                                                         -----------   -----------   -----------   -----------
Net income (loss) ...................................    $   1,588.8   $     (91.1)  $   1,713.7   $      35.8
                                                         ===========   ===========   ===========   ===========

EARNINGS PER SHARE:

Income from continuing operations
  Basic .............................................    $       .23   $      (.55)  $       .56   $      (.22)
  Diluted ...........................................    $       .23   $      (.55)  $       .54   $      (.22)
Discontinued operations
  Basic .............................................    $     13.58   $      (.22)  $     14.07   $       .52
  Diluted ...........................................    $     13.22   $      (.22)  $     13.71   $       .52
Net income
  Basic .............................................    $     13.81   $      (.77)  $     14.63   $       .30
  Diluted ...........................................    $     13.45   $      (.77)  $     14.25   $       .30
Cash dividends declared per common share ............    $       .15   $       .15   $       .45   $       .45


The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE AMOUNTS)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1998             1997
                                                               ------------     ------------
                                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents ................................    $  2,338.0       $    192.2
  Receivables, net .........................................         889.3            727.1
  Inventories, net .........................................         605.7            572.4
  Other current assets .....................................          92.8             82.7
                                                                ----------       ----------
     Total current assets ..................................       3,925.8          1,574.4

Plant, property, and equipment, net ........................         977.6          1,031.2
Deferred U.S. income taxes .................................         280.1            264.6
Goodwill, net ..............................................         901.2            859.6
Other assets ...............................................         361.4            366.6
Net assets of discontinued operations ......................        --                931.4
                                                                ----------       ----------
                                                                $  6,446.1       $  5,027.8
                                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Commercial paper .........................................    $   --           $    698.4
  Accounts payable .........................................         350.5            409.3
  Accrued expenses .........................................         979.7            701.7
  Accrued taxes ............................................       1,092.7            143.4
  Notes payable and current maturities of long-term debt ...         702.7            943.0
                                                                ----------       ----------
     Total current liabilities .............................       3,125.6          2,895.8

Pension and postretirement costs ...........................         404.1            446.4
Long-term debt .............................................         522.9            531.2
Other liabilities ..........................................         458.8            332.1
                                                                ----------       ----------
                                                                   4,511.4          4,205.5

Shareholders' Equity:
  Cumulative Preferred Stock:  Authorized 50,000,000 shares,
      no par value, none issued ............................        --               --

  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
     Outstanding 108,674,676 shares and 118,445,827 shares .         108.7            118.4
  Capital surplus ..........................................          69.6            397.0
   Accumulated other comprehensive income:
       Unrealized gain (loss) on investment securities .....          (0.7)             1.6
       Cumulative translation adjustments ..................         (92.4)           116.8
                                                                ----------       ----------
                                                                     (93.1)           118.4

  Retained earnings ........................................       1,849.5            188.5
                                                                ----------       ----------
                                                                   1,934.7            822.3
                                                                ----------       ----------
                                                                $  6,446.1       $  5,027.8
                                                                ==========       ==========

         The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             1998         1997
                                                                          ----------   ----------
OPERATING ACTIVITIES
Net Income ...........................................................    $  1,713.7   $     35.8
Discontinued operations:
  Operating income ...................................................        (101.7)       (62.1)
  Gain on sale of discontinued operations ............................      (1,546.9)      --
                                                                          ----------   ----------
Income (loss) from continuing operations .............................          65.1        (26.3)
Adjustments to income from continuing operations:
  Depreciation .......................................................         124.0        129.5
  Amortization .......................................................          28.2         17.1
  Nonrecurring charges ...............................................          61.8        136.7
  Change in receivables, inventories, accounts payable, and
    accrued expenses .................................................        (130.5)       (49.0)
  Change in accrued and deferred taxes ...............................          (9.6)       (62.9)
  Other, net .........................................................         (84.3)        64.0
                                                                          ----------   ----------
     Cash from operating activities ..................................          54.7        209.1
                                                                          ----------   ----------

INVESTING ACTIVITIES
Additions to plant, property, and equipment ..........................        (115.1)      (111.5)
Proceeds from sale of assets .........................................       3,709.7          6.3
Acquisitions .........................................................         (79.7)      (836.9)
Other, net ...........................................................           1.4         (2.1)
                                                                          ----------   ----------
     Cash from (used for) investing activities .......................       3,516.3       (944.2)
                                                                          ----------   ----------

FINANCING ACTIVITIES
Short-term debt, net .................................................        (999.1)     1,177.6
Long-term debt repaid ................................................         (23.2)      (247.3)
Long-term issued .....................................................        --              1.4
Repurchase of common stock ...........................................        (359.1)       (53.0)
Dividends paid .......................................................         (52.7)       (53.3)
Other, net ...........................................................         104.7         24.5
                                                                          ----------   ----------
     Cash from (used for) financing activities .......................      (1,329.4)       849.9
                                                                          ----------   ----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS ...................           5.2        (27.1)
CASH (USED FOR) DISCONTINUED OPERATIONS ..............................        (101.0)        (1.2)
                                                                          ----------   ----------

Increase in cash and cash equivalents ................................       2,145.8         86.5
Cash and cash equivalents -- beginning of period .....................         192.2        121.9
                                                                          ----------   ----------
Cash and cash equivalents -- end of period ...........................    $  2,338.0   $    208.4
                                                                          ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - CONTINUING
OPERATIONS:
Cash paid during the period for:
  Interest ...........................................................    $     99.2   $    101.2
                                                                          ==========   ==========

  Income taxes .......................................................    $     78.4   $     61.1
                                                                          ==========   ==========


The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)



1) DISCONTINUED OPERATIONS

On September 28, 1998, the Company closed the sale of its automotive Electrical Systems business to Valeo, SA of France for approximately $1,700. This transaction followed the sale of the Company's Brake and Chassis unit to Continental AG of Germany for approximately $1,930 completed on September 25, 1998. As a result of the sales, these two units, as well as several other small previously sold automotive units, have been accounted for as a discontinued operation.

The revenues and expenses of the discontinued operations have been removed from the consolidated condensed income statements for all periods presented, with the income (loss) from operations, net of tax, reflected below income from continuing operations. The assets and liabilities of the discontinued operations have been reclassified to net assets of discontinued operations in the consolidated condensed balance sheet as of December 31, 1997. The cash used for the operations of the discontinued operations in both consolidated condensed statements of cash flows presented is reflected in cash (used for) discontinued operations.

The consolidated condensed balance sheet as of September 30, 1998 reflects accrued taxes of $949.3 resulting from the gain on the sale of the discontinued operations, as well as $183.2 of accrued liabilities and $113.5 of other liabilities for various sales-related contingencies and costs. Management expects the majority of the taxes to be paid by the end of 1998.

Revenues of the discontinued operations for the three months ended September 30, 1998 and 1997 were $925.8 and $992.9, respectively. Revenues of the discontinued operations for the nine months ended September 30, 1998 and 1997 were $3,030.4 and $3,495.0, respectively.


2) RECEIVABLES, NET

   Receivables consist of the following:

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     1998               1997
                                                                 -------------      ------------
                Trade ........................................     $  784.3           $  719.3
                Accrued for completed work ...................         20.8               26.8
                Other ........................................        103.6           --------
                Less reserves ................................        (19.4)             (19.0)
                                                                   --------           --------
                                                                   $  889.3           $  727.1
                                                                   ========           ========

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (In millions, except per share amounts, unless otherwise stated)



3) INVENTORIES, NET

   Inventories consist of the following:


                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1998              1997
                                                             -------------     ------------
                Finished goods ...........................      $ 202.2           $ 275.0
                Work in process ..........................        526.2             379.3
                Raw materials ............................        222.2             219.0
                Less -- reserves .........................       (112.7)            (67.2)
                     -- progress payments ................       (232.2)           (233.7)
                                                                -------           -------
                                                                $ 605.7           $ 572.4
                                                                =======           =======


4) PLANT, PROPERTY, AND EQUIPMENT, NET

   Plant, property, and equipment consist of the following:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1998              1997
                                                             -------------     ------------
                Land and improvements ....................     $    51.4        $    61.2
                Buildings and improvements ...............         340.7            366.3
                Machinery and equipment ..................       1,348.8          1,277.0
                Construction work in progress ............          93.2             95.8
                Other ....................................         471.2            489.0
                                                               ---------        ---------
                                                                 2,305.3          2,289.3
                Less -- accumulated depreciation and
                 Amortization ............................      (1,327.7)        (1,258.1)
                                                               ---------        ---------
                                                               $   977.6        $ 1,031.2
                                                               =========        =========

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (In millions, except per share amounts, unless otherwise stated)



5)  COMPREHENSIVE INCOME

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                            ---------------------   ---------------------
                                                               1998        1997        1998        1997
                                                            ----------   --------   ----------   --------
Net income (loss) .......................................   $  1,588.8   $  (91.1)  $  1,713.7   $   35.8
Other comprehensive income:
  Foreign currency translation adjustments:
    Adjustments arising during period ...................          1.3       (1.4)       (10.0)      48.5
    Reclassifications included in net income ............       (182.6)     (22.7)      (182.6)     (19.9)
                                                            ----------   --------   ----------   --------
                                                                (181.3)     (24.1)      (192.6)      28.6
  Unrealized gains (losses) on investment securities ....         (2.7)     --            (2.3)      --
                                                            ----------   --------   ----------   --------
    Other comprehensive income (loss), before tax .......       (184.0)     (24.1)      (194.9)      28.6
  Income tax related to other comprehensive income ......        (14.7)      (3.2)       (16.6)     (10.7)
                                                            ----------   --------   ----------   --------
    Other comprehensive income (loss), after tax ........       (198.7)     (27.3)      (211.5)      17.9
Comprehensive income (loss) .............................   $  1,390.1   $ (118.4)  $  1,502.2   $   53.7
                                                            ==========   ========   ==========   ========


Note: The $182.6 pre-tax reclassification adjustment for the three month and nine month periods ended September 30, 1998, was due to the sale of the Company's discontinued automotive businesses.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (In millions, except per share amounts, unless otherwise stated)


6) CALCULATION OF EARNINGS PER SHARE

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                        --------------------           --------------------
                                                          1998       1997                1998       1997
                                                        ---------  ---------           ---------  ---------
BASIC BASIS --

 Income from continuing operations ..................   $    26.9  $   (65.4)          $    65.1  $   (26.3)
                                                        ---------  ---------           ---------  ---------
 Average common shares outstanding ..................       115.0      118.4               117.1      118.4
                                                        ---------  ---------           ---------  ---------
 Earnings Per Share .................................   $     .23  $    (.55)          $     .56  $    (.22)
                                                        =========  =========           =========  =========

DILUTED BASIS --

 Income from continuing operations ..................   $    26.9  $   (65.4)          $    65.1  $   (26.3)
                                                        ---------  ---------           ---------  ---------
 Average common shares outstanding ..................       115.0      118.4               117.1      118.4

 Add: Stock options .................................         3.1      --                    3.2      --
                                                        ---------  ---------           ---------  ---------
 Average common shares outstanding on a diluted basis       118.1      118.4               120.3      118.4
                                                        ---------  ---------           ---------  ---------
 Earnings Per Share .................................   $     .23  $    (.55)          $     .54  $    (.22)
                                                        =========  =========           =========  =========


7) ACQUISITION

On June 25, 1998 the Company acquired Rule Industries, Inc. ("Rule") from Kennametal, Inc. for $63.3. The purchase price exceeded the fair value of the net assets acquired by $51.3 and has been recorded as goodwill, which is being amortized over 40 years. Rule manufactures marine products, including submersible pumps, anchors and compasses, and has annual sales of approximately $25.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (In millions, except per share amounts, unless otherwise stated)




8) OTHER OPERATING EXPENSES

During the third quarter of 1998, the Company's Connectors and Switches unit recorded $16 of restructuring charges related to the closure of facilities, workforce reductions and other cost-cutting measures taken in North America and Europe. On a pre-tax basis these charges have a cash impact of approximately $9. During the second quarter of 1998, the Company's Pumps and Complementary Products unit recognized restructuring charges of $25.7 for the closure of its Cincinnati, Ohio pump manufacturing facility. These charges relate primarily to the write-down of assets, severance and closure costs associated with the shut down of the facility. On a pre-tax basis these charges have a cash impact of approximately $14. The Company also recorded $20.1 in the first quarter of 1998 for legal expenses and losses on the divestiture of non-core businesses. These charges more than offset $31 of gains from the sales of the Company's Barton fluid measurement unit and Pomona Electronics business in the second quarter and third quarter, respectively.

In the third quarter of 1997, the Company recognized charges of $66 for estimated losses on the divestitures of non-core businesses, as well as a charge of $15 to increase environmental reserves. Also in the third quarter of 1997, restructuring charges of $37.2 were recognized at the Specialty Products and Pumps and Complementary Products units for the rationalization of production capacity and related workforce reductions.


9) NEW ACCOUNTING STANDARD

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


NEW BUSINESS SEGMENT FORMAT

         Effective in the third quarter of 1998, the Company has begun reporting its results of operations under a new business segment format. The new reporting segments are the following: Defense Products & Services, Pumps and Complementary Products, Connectors & Switches, and Specialty Products. This new segment-reporting format reflects management's view of the operations of the Company and will be maintained after the Company's adoption of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, at year-end 1998. Descriptions of the Company's new segments are as follows:


Defense Products & Services

         The businesses in this segment are those that directly serve the military and government agencies with products and services. These products include air traffic control systems, jamming devices that guard military planes against radar-guided weapons, digital combat radios, night vision devices and satellite instruments. Approximately 33% of the sales in this segment are generated through contracts for technical and support services which the unit provides to the military and other government agencies.


Pumps and Complementary Products

         This segment contains ITT Industries' pump businesses, including brands such as Flygt(R), Goulds(R), Bell & Gosset(R), A-C Pump(R), Lowara(R) and Vogel(R), making ITT Industries the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers and related products with brands names such as McDonnell & Miller(R) and ITT Standard(R) in addition to those brand names mentioned above.


Connectors & Switches

         The businesses in this segment, formerly included within the "Defense & Electronics" segment, consist of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in telecommunications, computing, aerospace and industrial applications, as well as network services.


Specialty Products

         Businesses in the Specialty Products segment produce engineered valves and switches for industrial and aerospace applications, products for the marine and leisure markets, fluid handling materials such as stainless steel and flexible tubing for various industrial markets, and specialty shock absorbers and brake friction materials for the transportation industry.


Business Segment Information  (in Millions)

                                 Defense      Pumps and
                                 Products &   Complementary   Connectors   Specialty   Dispositions               Grand
September 30, 1998               Services     Products        & Switches   Products    & Other        Corporate   Total
--------------------------------------------------------------------------------------------------------------------------
Identifiable assets              $  602.9     $1,840.1        $  325.7     $  602.5    $  265.9       $2,809.0    $6,446.1

Nine Months ended
September 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Depreciation                     $   19.8     $   42.7        $   25.7     $   26.3    $    7.6       $    1.9    $  124.0
Amortization                          2.5         16.3             1.0          6.9        (2.0)           3.5        28.2
Gross Plant Additions                14.5         35.2            23.0         37.6         3.8            1.0       115.1

                                 Defense      Pumps and
                                 Products &   Complementary   Connectors   Specialty   Dispositions               Grand
December 31, 1997                Services     Products        & Switches   Products    & Other        Corporate   Total
--------------------------------------------------------------------------------------------------------------------------
Identifiable assets              $  583.1     $1,827.3        $  331.4     $  499.7    $1,253.2       $  533.1    $5,027.8

Nine Months ended
September 30, 1997
--------------------------------------------------------------------------------------------------------------------------
Depreciation                     $   20.4     $   31.1        $   25.0     $   24.7    $   27.0       $    1.3    $  129.5
Amortization                          0.3         11.1             0.9          6.8        (2.0)          --          17.1
Gross Plant Additions                14.3         23.0            19.5         30.0        24.7           --         111.5


Note: The identifiable assets of Dispositions & Other as of December 31, 1997 include the net assets of the discontinued automotive operations


RESULTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

         Income from continuing operations of $26.9 million, or $.23 per diluted share, compared with a loss from continuing operations of $65.4 million, or $.55 per diluted share, in the third quarter of 1997. The improvement was mainly attributable to pre-tax charges last year of $66 million for expected losses on the divestitures of non-core business, $37.2 million for restructuring projects at the Company's Pumps and Complementary Products and Specialty Products units, and $15 million to increase environmental reserves. Net income of $1,588.8 million, or $13.45 per diluted share, in the third quarter of 1998 improved from a net loss of $91.1 million, or $.77 per diluted share, in the third quarter of 1997. The improvement was due to the gain on the sale of the discontinued operations as well as higher income from both continuing operations and discontinued operations. In the third quarter of 1998, the Company recognized an after-tax gain of $1,546.9 million, or $13.10 per diluted share, on the sales of the Company's automotive Brake and Chassis and Electrical Systems units. After-tax income from the operations of the discontinued operations was $15 million, compared to a loss of $25.7 million last year. The improvement was primarily due to charges recognized last year for restructuring projects and anticipated losses on the divestitures of certain auto businesses which more than offset the effect of the General Motors ("GM") strike on this year's results.

         Net sales for the third quarter of 1998 declined $28.4 million from the third quarter of 1997. The decline in sales was primarily due to the divestiture of non-core businesses. Cost of sales for the third quarter of 1998 declined $52.8 million from last year mainly due to divestitures of non-core businesses as well as cost reductions in ongoing businesses. Other operating expenses of $0.9 million declined from $140.8 million last year. The decline was mainly due to charges taken last year of $66 million for estimated losses on the divestitures of non-core businesses, $37.2 million for restructuring projects, and $15 million to increase environmental reserves. Operating income was $72.1 million in the third quarter of 1998, compared to operating loss of $73.8 million last year.

         Interest expense of $31.1 million improved from $37 million last year. The improvement was mostly due to the favorable impact of a gain from certain interest rate swaps.

         The effective income tax rates for both quarters were 39%. Income tax expense was $17.2 million in the third quarter of 1998 compared to income tax benefit of $41.8 last year.

         Business Segments - Unaudited sales and operating income of the Company's business segments were as follows for the three months ended September 30, 1998, and 1997 (in millions):

                                  Defense      Pumps and
THREE MONTHS ENDED                Products &   Complementary   Connectors   Specialty   Dispositions,               Grand
SEPTEMBER 30, 1998                Services     Products        & Switches   Products    Other & Elims   Corporate   Total
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                         $  278.1     $  436.9        $  133.0     $  191.4    $   (0.3)            --     $1,039.1

Operating Income:
  Before nonrecurring items           23.2         37.6            12.8         13.8         1.0            (16.3)      72.1
  Nonrecurring items                  --           --              --           --          --               --         --
----------------------------------------------------------------------------------------------------------------------------------
  Total operating income              23.2         37.6            12.8         13.8         1.0            (16.3)      72.1

                                  Defense      Pumps and
THREE MONTHS ENDED                Products &   Complementary   Connectors   Specialty   Dispositions,                    Grand
SEPTEMBER 30, 1997                Services     Products        & Switches   Products    Other & Elims   Corporate        Total
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                         $  266.8     $  434.4        $  138.0     $  182.5    $   45.8             --          $1,067.5

Operating Income:
  Before nonrecurring items           16.6         36.9            11.7         15.4        (1.6)           (16.1)           62.9
  Nonrecurring items                  --          (44.1)           --          (12.9)      (64.7)           (15.0)         (136.7)
----------------------------------------------------------------------------------------------------------------------------------
  Total operating income              16.6         (7.2)           11.7          2.5       (66.3)           (31.1)          (73.8)

The revenues and operating income of the Defense Products & Services unit increased from the prior year mainly due to the acquisition of Kaman Sciences and higher export sales. Revenues and operating income increased 4.2% and 39.8%, respectively. Operating margin was 8.3%, compared to 6.2% in the prior year. The improvement in operating margin was primarily due to the impact of the Kaman Sciences acquisition and increased export sales, as well as cost controls and other productivity enhancements.

The Pumps and Complementary Products unit's revenues were approximately flat compared to last year. Difficult market conditions in Asia and certain industrial markets were offset by strong results for the North American Water Division and strong demand in the European wastewater market. Operating income, before nonrecurring items, was up slightly from last year. The increase was mainly due to the effect of cost reduction actions, which more than offset higher labor rates. Last year, the unit recognized nonrecurring charges of $44.1 million primarily for restructuring projects.

The Connectors & Switches unit's 1998 third quarter sales decreased 3.6% compared to the third quarter of 1997. The decline was primarily due to weak market demand in Asia and lower growth in the personal computer and telecom markets. Operating income improved $1.1 million primarily due to cost reductions which more than offset lower sales volume. Nonrecurring items for the third quarter of 1998 consisted of $16.0 million of charges for various restructuring projects which were offset by a gain on the sale of the unit's Pomona Electronics business.

The revenues of the Specialty Products unit were up $8.9 million primarily due to the effect of several small acquisitions and share gains in certain markets, which more than offset the effect of the GM strike. Operating income, before nonrecurring items, declined $1.6 million from last year. The decline was mainly due to the effect of the GM strike and higher labor rates, which more than offset the impact of acquisitions. The Specialty Products unit recognized nonrecurring charges of $12.9 million last year mainly for restructuring projects.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

         Income from continuing operations was $65.1 million, or $.54 per diluted share, in the first nine months of 1998, compared to a loss from continuing operations of $26.3 million, or $.22 per diluted share, for the first nine months of 1997. The improvement in the results of the continuing operations was primarily due to the pre-tax charges recognized last year of $66 million for expected losses on the divestitures of non-core business, $37.2 million for restructuring projects, and $15 million to increase environmental reserves, as well as higher operating income, before nonrecurring items, from the Company's Defense Products & Services, Pumps and Complementary Products, and Connectors and Switches units this year. The previous factors more than offset pre-tax charges of $25.7 million for restructuring and $20.1 million for anticipated legal expenses and losses on the divestitures of non-core businesses recognized this year. Net income of $1,713.7 million, or $14.25 per diluted share, in the first nine months of 1998, improved from net income of $35.8 million, or $.30 per diluted share, in the first nine months of 1997. The improvement was due to the gain on the sale of the discontinued operations, as well as higher income from both continuing operations and discontinued operations. In 1998, the Company recognized an after-tax gain of $1,546.9 million, or $13.10 per diluted share, on the sales of the Company's automotive Brake and Chassis and Electrical Systems units. After-tax income from the operations of the discontinued operations was $101.7 million, compared to $62.1 million last year. The improvement was primarily due to charges recognized last year for restructuring projects and anticipated losses on the divestitures of certain auto businesses, which together more than offset the effect of the General Motors ("GM") strike on this year's results.

         Net sales for the first nine months of 1998 increased $249.5 million from last year. The increase in sales was primarily due to the acquisitions of Goulds Pumps in May 1997 and Kaman Sciences at the end of 1997, which more than offset the impact of the divestitures of non-core businesses. Cost of sales increased $131.4 million from last year mainly due to the impact of the acquisitions of Goulds Pumps and Kaman Sciences which more than offset the effects of divestitures and cost reductions. Selling, general and administrative expenses were $536.2 million this year, compared to $472.8 million last year. The increase from last year was primarily due to the inclusion of the results of Goulds Pumps and Kaman Sciences for the entire period in 1998. Other operating expenses of $39.0 million decreased from $141.6 million last year. The decrease from last year was mainly due to charges recognized last year of $66 million for estimated losses on the divestitures of non-core businesses, $37.2 million for restructuring projects and $15 million to increase environmental reserves, as well as a $15 million gain from the sale of the Barton fluid measurement unit this year. The previous factors more than offset the $25.7 million restructuring charge and $20.1 million of accruals for anticipated legal expenses and losses on the divestitures of non-core businesses recognized this year. Operating income was $199.6 million in the first nine months of 1998, compared to $49.5 million last year.

         The effective income tax rates for both periods were 39%. Income tax expense was $41.7 million for the first nine months of 1998, compared to income tax benefit of $16.8 million last year.

 Business Segments - Unaudited sales and operating income of the Company's business segments were as follows for the nine months ended September 30, 1998, and 1997 (in millions):


                                  Defense      Pumps and
NINE MONTHS ENDED                 Products &   Complementary   Connectors   Specialty   Dispositions,               Grand
SEPTEMBER 30, 1998                Services     Products        & Switches   Products    Other & Elims   Corporate   Total
------------------------------------------------------------------------------------------------------------------------------
Net Sales                         $  925.9     $1,293.1        $  408.0     $  604.8    $    0.7             --     $3,232.5

Operating Income:
  Before nonrecurring items           67.4        105.5            38.8         64.9         2.9            (49.1)     230.4
  Nonrecurring items                  --          (25.7)           --           --          15.0            (20.1)     (30.8)
------------------------------------------------------------------------------------------------------------------------------
  Total operating income              67.4         79.8            38.8         64.9        17.9            (69.2)     199.6

                                  Defense      Pumps and
NINE MONTHS ENDED                 Products &   Complementary   Connectors   Specialty   Dispositions,               Grand
SEPTEMBER 30, 1997                Services     Products        & Switches   Products    Other & Elims   Corporate   Total
------------------------------------------------------------------------------------------------------------------------------
Net Sales                         $  791.3     $  991.5        $  417.8     $  602.9    $  179.5             --     $2,983.0

Operating Income:
  Before nonrecurring items           54.4         86.0            33.6         65.3        (7.8)           (44.2)     187.3
  Nonrecurring items                  --          (44.1)           --          (12.9)       (65.8)          (15.0)    (137.8)
------------------------------------------------------------------------------------------------------------------------------
  Total operating income              54.4         41.9            33.6         52.4        (73.6)          (59.2)      49.5


The revenues of the Defense Products & Services unit increased $134.6 million from last year. The increase was mainly due to the impact of the acquisition of Kaman Sciences and higher export sales. Operating income increased $13 million from last year. The increase was primarily due to the impact of the acquisition of Kaman Sciences, higher export sales, and cost reductions.

The Pumps and Complementary Products unit's revenues increased $301.6 million from last year. The increase was mainly due to the acquisition of Goulds Pumps which more than offset the effects of poor market conditions in Asia, weak demand in certain industrial segments, and the impact of unfavorable foreign currency translation. Operating income, before nonrecurring charges, increased $19.5 million mainly due to the acquisition of Goulds Pumps and cost-cutting actions, which more than offset the weak conditions in certain markets and the impact of higher labor rates. In the current year, the unit recognized nonrecurring restructuring charges of $25.7 million for the shut down of a pump manufacturing facility in Cincinnati, Ohio. Last year, the unit recognized nonrecurring charges of $44.1 million, primarily for restructuring projects.

The Connectors & Switches unit's revenues decreased $9.8 million compared to last year. The decline was primarily due to weak market demand in Asia and lower growth in the personal computer and telecom markets. Operating income improved $5.2 million from last year primarily due to cost reductions, which more than offset the impact of the weak market conditions. Nonrecurring items for the first nine months of 1998 consisted of $16.0 million of charges for various restructuring projects, offset by a gain on the sale of the unit's Pomona Electronics business.

The revenues of the Specialty Products unit were up slightly from last year. The increase was mainly due to the impact of several small acquisitions and share gains in certain markets, which more than offset the effect of the GM strike. Operating income, before nonrecurring items, declined $0.4 million from last year. The decline was mainly due to the effect of the GM strike and higher labor rates which more than offset the impacts of acquisitions and share gains in certain markets. The Specialty Products unit recognized nonrecurring charges of $12.9 million last year, mainly for restructuring projects.



LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities of $54.7 million and total divestiture proceeds of $3.7 billion were used primarily for debt repayment of approximately $1 billion, repurchases of common stock of $359.1 million, capital expenditures of $115.1 million, acquisitions of $79.7 million, dividend payments of $52.7 million, and $101 million to fund the operations of the Company's discontinued automotive operations and to pay certain sales-related costs.

         DIVESTITURES: During the third quarter of 1998, the Company sold its automotive Brake and Chassis and Electrical Systems businesses for combined proceeds of $3.6 billion. The consolidated condensed balance sheet as of September 30, 1998 reflects accrued taxes of $949.3 million resulting from the gain on the sale of these operations. Management expects the majority of these taxes to be paid by the end of 1998. In addition, the Company recorded $183.2 million of accrued liabilities and $113.5 million of other liabilities for various sales-related contingencies and costs. In the current year, the Company also divested its Barton fluid measurement and Pomona Electronics units. Total proceeds from divestitures amounted to $3.7 billion for the first nine months of 1998.

         SHARE REPURCHASE PROGRAM: On July 29, 1998, the Company announced that its board of directors authorized a share repurchase program. The program authorizes the repurchase of $1.1 billion of stock. Share repurchases for the nine months ended September 30, 1998, were $359.1 million.

         CASH FLOWS: Cash from operating activities in the first nine months of 1998 was $54.7 million, a decrease of $154.4 million from the first nine months of 1997. The increase in working capital requirements in the first nine months of 1998 was largely due to the timing of payments, a larger build up of inventory, and the timing of accounts receivable collections. The decrease in other net operating activities was mainly due to the timing of pension related payments and a larger reclassification of gains from asset sales, resulting primarily from the sales of Barton and Pomona, to proceeds from the sale of assets.

         DEBT AND CREDIT FACILITIES: External debt at September 30, 1998 was $1.2 billion, compared with $2.2 billion at December 31, 1997. Cash and cash equivalents were $2.3 billion at September 30, 1998, compared to $192.2 million at year end 1997. The increase in cash and cash equivalents was mainly due to the receipt of the proceeds from the sales of the automotive Brake and Chassis and Electrical Systems businesses. The maximum amount of borrowing available under the Company's revolving credit agreements at September 30, 1998 was $1.5 billion.

         ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first nine months of 1998 were $115.1 million, compared to $111.5 million during the first nine months of 1997.

         ACQUISITIONS: During the first nine months of 1998, the Company acquired Rule for $63.3 million and two other small companies. The Company expects to use a portion of the proceeds from the sales of the automotive Brake and Chassis and Electrical Systems businesses in connection with the financing of additional acquisitions. During the first nine months of 1997, the Company acquired Goulds Pumps and two other small companies for $836.9 million.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 ("Y2K") issue arises because many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations. The Company has undertaken initiatives and developed processes intended to assure that its computer systems and equipment with embedded technology are in a state of Y2K readiness so that such failures and miscalculations can be avoided or their effect mitigated if they occur.

The Company, through the efforts of its information technology, manufacturing, purchasing, engineering and quality assurance professionals, has conducted a comprehensive inventory and assessment of software and equipment to determine their state of Y2K readiness. Such professionals determined that it would be necessary to modify, upgrade or replace portions of such software and equipment. The process of modifying and upgrading or replacing such software and equipment has been underway since early 1997. As of September 30, 1998, the Company estimates that approximately 60% of all necessary modifications, upgrades and replacements for its United States operations have been completed and tested. A target date of March 31, 1999 has been set to complete all such Y2K readiness initiatives.

The Company has also been engaged in communications with its vendors, service providers and customers to determine the extent to which the Company would be vulnerable to a third party's failure to address its own Y2K issues. The Company is continuing the process of contacting, and in some cases visiting, its critical and important third parties who have not yet responded satisfactorily to assess their state of readiness.

The Company is developing contingency plans and estimates of the costs of implementing such plans in the event the Company or certain third parties fail to complete their Y2K readiness initiatives on a timely basis. Such contingency plans may include stockpiling raw materials, increasing inventory levels, qualifying alternate sources of supply, and other appropriate measures. The Company currently expects to complete its analyses and contingency planning by June 30, 1999. The Company derives approximately 43% of its consolidated revenues from countries other than the United States. The Company also is developing contingency plans and estimates of the costs of implementing such plans if necessary to mitigate the effect of possible business and operating disruptions in other countries resulting from lack of Y2K readiness of third parties in such countries.

Currently, the Company estimates that the aggregate external cost of its Y2K initiatives will total approximately $20 million. As of September 30, 1998, approximately $12 million of costs related to Y2K initiatives had been incurred, approximately 85% of which were expensed. The Company does not separately track the costs of its internal professionals who are involved in its Y2K readiness activities; however, such costs are principally related to their payroll costs. The costs of the Company's Y2K initiatives are not expected to be material to the Company's financial condition or its results of operations on a consolidated basis. However, a failure by the Company to complete the necessary modifications, upgrades, replacements and testing on a timely basis or to develop and implement appropriate contingency plans could have an adverse effect on the future financial results of the Company. In addition, if third parties, including those in countries outside the United States, fail to complete their Y2K readiness programs on a timely basis, the Company's results could be adversely affected.

The costs of the Company's Y2K readiness initiatives and the dates on which the Company believes that it and the operating segments will complete such activities are estimates and subject to change. Actual results could differ from those currently anticipated. Specific factors that could cause such differences include, but are not limited to, the availability and cost of personnel trained in Y2K issues, the ability to identify, assess, modify, upgrade, replace and test all relevant software and equipment, the failure of third parties to satisfactorily address their Y2K issues on a timely basis, the failure of non-United States countries in which the Company conducts business to satisfactorily address Y2K issues, and similar uncertainties.



EURO CONVERSION ISSUE

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their sovereign currencies (the "legacy currencies") and a single European currency (the "euro"). During a transition period from January 1, 1999 through December 31, 2001, legacy currencies will continue in use; however, the value of such currencies will be set at fixed and irrevocable conversion rates to the euro. Beginning in January 2002, new euro-denominated bills and coins will be issued and the legacy currencies will be withdrawn from circulation. The Company is addressing issues raised by the conversion to the euro, such as assessing whether cross-border price transparency will limit the Company's flexibility to charge different prices for similar products and adapting its information technology systems. The Company's efforts to adapt its systems differ at its various European operations. Some operations are expected to be able to accommodate euro-denominated invoicing and purchasing transactions by January 1, 1999. The Company's significant European operations have formulated plans to accommodate all euro-denominated transactions and triangulation conventions by January 1, 2002. The Company anticipates that its costs in connection with the euro conversion will not be material. The company does not anticipate that the conversion from the legacy currencies to the euro would have a material adverse impact on its financial condition or results of operations.



FORWARD-LOOKING STATEMENTS

Certain material presented herein, including material relating to year 2000 readiness disclosures and the Euro conversion issue, consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include those set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 1997 and other of its filings with the Securities and Exchange Commission to which reference is hereby made. In addition to those factors, and in particular relevant to year 2000 readiness disclosure, results depend upon factors such as the continued ability to provide remediation on a timely basis and, where necessary, implement contingency measures.

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3. Legal Proceedings in ITT Industries' Form 10-K Annual Report for the fiscal year ended December 31, 1997. The first two paragraphs thereunder are hereby updated to read in their entirety as follows:

         "ITT Industries and its subsidiaries are responsible, in whole or in part, or are alleged to be responsible for environmental investigation and remediation at approximately 135 sites in North America and Europe. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at approximately 46 sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. In many of these proceedings, ITT Industries' liability is considered de minimis. At 19 of these sites, formerly operated by subsidiaries of the Company, liability and/or defense costs are to be divided equally among ITT Industries, ITT Corporation and The Hartford pursuant to the Distribution Agreement. The remaining cases are generally actions either brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

         "ITT Industries is involved in an environmental proceeding in California relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. ITT Industries and other allegedly responsible parties have completed an allocation arbitration and have commenced the clean-up required by the EPA. Lockheed Martin Corporation, one of such parties, challenged the allocation in the Superior Court, Los Angeles County. The lower court ruled in ITT Industries' favor; however, Lockheed Martin has appealed. The parties are awaiting oral argument. ITT Industries has filed a suit against its insurers in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. for recovery of costs it has incurred in connection with this and other environmental matters. ITT Industries already has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 28, 1998, Linda S. Sanford, a director of ITT Industries, was granted 1,058 shares of ITT Industries common stock in lieu of the annual retainer for non-employee directors pursuant to the ITT Industries, Inc. 1996 Restricted Stock Plan for Non-Employee Directors. The shares were not registered under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) thereunder.




ITEM 5.  OTHER INFORMATION

         Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to receive and exercise discretionary voting authority to vote on matters coming before an annual meeting of shareholders, if the Company does not have notice of the matter at least 45 days before the date corresponding to the date on which the Company first mailed its proxy materials for the prior year's annual meeting of shareholders or the date specified by an overriding advance notice provision in the Company's By-Laws. The Company's By-Laws contain such an advance notice provision.

         Under the Company's By-Laws, no business may be brought before an Annual Meeting of Shareholders except (i) as specified in the notice of the meeting given by or at the direction of the Board, (ii) as otherwise properly brought before the meeting by or at the direction of the Board or (iii) by a shareholder entitled to vote on the business so brought who has delivered written notice, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Company at the principal executive offices of the Company not less than 70 days nor more than 90 days prior to the anniversary date of the immediately preceding Annual Meeting. Such notice must contain certain information specified in the By-Laws. The By-Laws also provide that nominations for Director may be made only by the Board or by a shareholder entitled to vote for the election of Directors who has delivered written notice, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Company at the principal executive offices of the Company not less than 70 nor more than 90 days prior to the anniversary date of the immediately preceding Annual Meeting. Such notice must contain certain information specified in the By-Laws. The Company's Annual Meeting of Shareholders for 1998 was held on May 14, 1998. Unless the meeting date for 1999 varies significantly from the meeting date for 1998, such notice must be so received no earlier than February 13, 1999 and no later than March 5, 1999.

         This requirement is separate and apart from the Securities and Exchange Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement under Rule 14a-8. For the Company's Annual Meeting of Shareholders expected to be held in 1999, any shareholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company at the principal executive offices of the Company on or before November 27, 1998.




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


                              ITT Industries, Inc.
                              (Registrant)




                                By  /s/ Edward Williams
                                    ------------------------------
                                    Edward Williams
                                    Vice President and Controller
                                    (Principal accounting officer)


November 16, 1998
(Date)

                                  EXHIBIT INDEX

     Exhibit No.                    Description                                                                     Location
     -----------                    -----------                                                                     --------
         (2)      Plan of acquisition, reorganization, arrangement,
                    liquidation or succession ..............................................................           None

         (3)      Articles of Incorporation and by-laws ....................................................           None

         (4)      Instruments defining the rights of security holders,
                    including indentures ...................................................................           None

         (10)     Material contracts .......................................................................           None

         (11)     Statement re computation of per share earnings ...........................................       See Note 6 to
                                                                                                               notes to Consolidated
                                                                                                                Financial Statements

         (12)     Statements re computation of ratios
                    Calculation of ratio of earnings to total fixed charges ................................      Filed Herewith

         (15)     Letter re unaudited interim financial information ........................................           None

         (18)     Letter re change in accounting principles ................................................           None

         (19)     Report furnished to security holders .....................................................           None

         (22)     Published report regarding matters submitted to vote
                    of security holders ....................................................................           None

         (24)     Power of attorney ........................................................................           None

         (27)     Financial Data Schedule ..................................................................      Filed Herewith

         (27.1)   Restated Financial Data Schedule with respect to December 31, 1997 .......................      Filed Herewith

         (27.2)   Restated Financial Data Schedule with respect to September 30, 1997 ......................      Filed Herewith

         (99)     Additional Exhibits ......................................................................          None