Form 10-K
period 1998-12-31
ITT INDUSTRIES INC
filed 1999-03-29
CIK 216228

                             [ITT INDUSTRIES LOGO]

                                      1998

                                   FORM 10-K
                                 ANNUAL REPORT

         Pursuant to Section 13 of the Securities Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1998

                                     NOTICE

     This document is a copy of the Annual Report filed by ITT Industries, Inc. with the Securities and Exchange Commission and the New York Stock Exchange. It has not been approved or disapproved by the Commission nor has the Commission passed upon its accuracy or adequacy.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                For the Transition period from
                           ------------------------------------- to
                              ----------------------------------
                           COMMISSION FILE NO. 1-5627
                               ------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes....  No....
                                           X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on January 31, 1999, was approximately $3.5 billion.

     As of February 28, 1999, there were outstanding 91,095,976 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 13, 1999, is incorporated by reference in
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART      1      Business of ITT Industries..................................     1
 I        2      Properties..................................................     9
          3      Legal Proceedings...........................................     9
          4      Submission of Matters to a Vote of Security Holders.........    11
          *      Executive Officers of ITT Industries........................    11
PART      5      Market for Common Stock and Related Stockholder Matters.....    12
 II       6      Selected Financial Data.....................................    13
          7      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................    14
          7A     Quantitative and Qualitative Disclosures About Market
                   Risk......................................................    24
          8      Financial Statements and Supplementary Data.................    24
          9      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................    24
PART     10      Directors and Executive Officers of the Registrant..........    24
III      11      Executive Compensation......................................    24
         12      Security Ownership of Certain Beneficial Owners and
                   Management................................................    24
         13      Certain Relationships and Related Transactions..............    24
PART     14      Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.......................................................    24
 IV
         Signatures..........................................................  II-1
         Exhibit Index.......................................................  II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I
ITEM 1.                    BUSINESS OF ITT INDUSTRIES

     ITT Industries, Inc., with 1998 sales of approximately $4.5 billion, is a global manufacturing company that is engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. We are focused on the four principal business segments of Connectors & Switches, Defense Products & Services, Pumps & Complementary Products, and Specialty Products. See
"-- ACQUISITIONS, DIVESTITURES AND RELATED MATTERS" for information concerning the sale in September, 1998 of our automotive Brake and Chassis business and our automotive Electrical Systems business.

     Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 33,000 employees based in 45 countries. Unless the context otherwise indicates, references herein to "ITT Industries," the "Company," and such words as "we," "us," and "our" include ITT Industries, Inc. and its subsidiaries. Our telephone number is (914) 641-2000.

     ITT Industries, Inc. is an Indiana corporation incorporated on September 5, 1995 as ITT Indiana, Inc. It is the successor pursuant to a statutory merger of ITT Corporation, a Delaware corporation ("ITT Delaware"), into ITT Industries effective December 20, 1995. ITT Delaware, originally incorporated in Maryland in 1920 as International Telephone and Telegraph Corporation, was reincorporated in Delaware in 1968. It changed its name to ITT Corporation in 1983. On December 19, 1995, ITT Delaware made a distribution (the "Distribution") to its stockholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation ("ITT Destinations"), and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation (now known as Hartford Financial Services Group, Inc. or "The Hartford"), both of which were wholly-owned subsidiaries of ITT Delaware. In connection with the Distribution, ITT Destinations changed its name to ITT Corporation, which was acquired in February, 1998 and merged with another corporation unrelated to ITT Industries. Reference is made to "-- CERTAIN RELATIONSHIPS AMONG THE PARTIES TO THE DISTRIBUTION."

     The table below shows, in percentage terms, our consolidated sales and revenues and operating income (excluding restructuring and nonrecurring items) attributable to each of our ongoing lines of business for the last three years:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
SALES AND REVENUES
  Connectors & Switches.....................................   12%     13%     13%
  Defense Products & Services...............................   29      26      27
  Pumps & Complementary Products............................   39      35      27
  Specialty Products........................................   19      20      21
  Other.....................................................    1       6      12
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===
OPERATING INCOME
  Connectors & Switches.....................................   16%     15%     14%
  Defense Products & Services...............................   30      29      30
  Pumps & Complementary Products............................   45      47      37
  Specialty Products........................................   28      32      39
  Other.....................................................  (19)    (23)    (20)
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

BUSINESS AND PRODUCTS

  CONNECTORS & SWITCHES

     Connectors & Switches, with sales and revenues of approximately $527.9 million, $537.7 million, and $501.3 million for 1998, 1997, and 1996, respectively, maintains a position as one of the world's largest connector companies based on revenue and is a leading supplier to the industrial and military/aerospace sectors. Its products are used in telecommunications, computing, aerospace and industrial applications, as well as network services.

     Connectors & Switches develops and manufactures interconnects, cable assemblies, RF connectors, switches, rubber switchpads, input/output card kits, smart card connectors, LAN components, network systems, network services and customer use tooling.

     Order backlog for Connectors & Switches in 1998 was $130.2 million, compared with $131.7 million in 1997 and $150.6 million in 1996.

     Connectors & Switches products are marketed primarily under the Cannon(R) brand name.

     The level of activity for Connectors & Switches is affected by overall economic conditions in the markets served and the competitive position with respect to price, quality, technical expertise and customer service. See
" -- COMPETITION."

     Connectors & Switches companies have an aggregate of approximately 3,800 employees and have 12 facilities located in 8 countries.

  DEFENSE PRODUCTS & SERVICES

     Defense Products & Services, with sales and revenues of approximately $1.29 billion, $1.10 billion, and $1.01 billion for 1998, 1997 and 1996, respectively, develops, manufactures and supports high technology electronic systems and components for worldwide defense and commercial markets. Operations are in North America, Europe, Asia and the Middle East. Products include tactical communications equipment, space payloads, operations, maintenance and technical services, night vision devices, airborne electronic warfare systems and radar.

     Defense Products & Services concentrates its efforts primarily in those market segments where management believes it can be a market leader. It is a leading supplier of products that management believes will be critical to the armed forces in the 21st century. This particularly includes products designated to facilitate communications in the forward area battlefield, night vision devices that enable soldiers to conduct night combat operations and airborne electronic warfare systems that protect aircraft from enemy missiles. Management believes that Defense Products & Services may benefit from trends to commercialize and outsource military support services.

     In tactical communications, the ITT Aerospace/Communications Division manufactures products, including voice and data systems, that facilitate communications in the forward area battlefield. The ITT Aerospace/Communications Division produces the Single Channel Ground and Airborne Radio System ("SINCGARS") and has a contract to produce the Near Term Digital Radio ("NTDR"), which has data transmission capacity twenty times greater than SINCGARS.

     In space payloads, the ITT Aerospace/Communications Division produces sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency in remote sensing/navigation space payloads to track hurricanes, tornadoes and other weather patterns.

     In operations, maintenance and technical services, ITT Systems provides military base operations support, equipment and facility maintenance, and training services for government sites around the world. It also provides advanced technology services and customized products to government, industrial and commercial customers in the areas of information technology, consulting and technical assistance, military systems effects and analysis, and hardware design, test and evaluation.

     ITT Night Vision provides United States and allied soldiers with the capability to conduct night combat operations with the production of advanced goggles for airborne and ground applications. ITT Night Vision is the leading full service supplier to the United States and allied military forces of Generation III night vision products. ITT Night Vision also produces a commercial line of night vision products for law enforcement and marine applications.

     ITT Avionics produces airborne electronic warfare systems, such as the Airborne Self-Protection Jammer ("ASPJ"), to help protect aircraft from radar-guided weapons. ITT Avionics was selected by the United States Army to develop the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called a Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). ITT Avionics, teamed with Lockheed Martin Sanders, was also awarded the development contract for the United States Integrated Defensive Countermeasures ("IDECM") program for fixed wing aircraft such as the F/A-18 E/F fighter fleet.

     ITT Gilfillan produces and installs ship and air defense radar and air traffic control systems both in the United States and elsewhere. The GaAsTEK unit produces gallium arsenide chips and modules for use in radar and other electronic systems.

     The following table illustrates the percentage of sales and revenues by product group for the periods specified:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1998     1997     1996
                                                              ----     ----     ----
Tactical Communications.....................................    20%      29%      29%
Space Payloads..............................................    16       14       13
Operations, Maintenance and Technical Services..............    33       28       29
ITT Night Vision............................................    12       11       11
Airborne Electronic Warfare.................................    11       10       10
Radar and Other.............................................     8        8        8
                                                              ----     ----     ----
                                                               100%     100%     100%
                                                              ====     ====     ====

     Defense Products & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 98% of 1998 sales and revenues of Defense Products & Services was to governmental entities, of which approximately 74% was to the United States Government (principally in defense programs). Defense Products & Services, along with Racal Electronics and British Aerospace, have entered into a joint venture to develop the Bowman Program, a tactical communications system for the British Armed Forces.

     A substantial portion of the work of Defense Products & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, no other governmental or commercial customer accounted for more than 5% of 1998 sales and revenues for Defense Products & Services.

     Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Products & Services were 2% in 1998, 1% in 1997, and 1% in 1996. Certain products sold by Defense Products & Services have particular commercial application, including night vision devices, radar systems and gallium arsenide computer chips and modules. In addition, Defense Products & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

     Order backlog for Defense Products & Services in 1998 was $2.22 billion, compared with $2.11 billion in 1997 and $2.14 billion in 1996.

     The level of activity in Defense Products & Services is affected by overall defense budgets, the portion of those defense budgets devoted to products and services of the type provided by Defense Products & Services, and other factors. See "-- COMPETITION."

     Defense Products & Services companies have an aggregate of approximately 10,800 employees and have 61 facilities in 9 countries.

  PUMPS & COMPLEMENTARY PRODUCTS

     Pumps & Complementary Products, with sales and revenues of approximately $1.77 billion, $1.46 billion, and $1.02 billion for 1998, 1997 and 1996, respectively, is a worldwide enterprise engaged in the design, development, production, sale and after-sale support of products, systems and services used to move, handle, transfer, control and contain fluids. With sales and revenues in more than 135 countries, Pumps & Complementary Products is a leading global supplier of pumps, valves, heat exchangers, mixers and controls for the management of fluids.

     The majority of Pumps & Complementary Products' sales and revenues are in North America and Western Europe. Principal markets are water supply and wastewater treatment, industrial and process, and construction. Industrial and process market activity includes strong market positions in chemical processing, pulp and paper, and in selected segments of the hydrocarbon processing industry, power, mining and general industrial markets. Construction market activity includes residential, commercial and municipal well water pumps and systems, heating, ventilation and air conditioning segments of the residential and non-residential construction market and in construction site dewatering.

     Sales are made worldwide directly and through independent distributors and representatives. Pumps & Complementary Products is structured in three worldwide product groups. No single customer accounted for more than 2% of 1998 sales and revenues for Pumps & Complementary Products.

     ITT Flygt, with 1998 sales of approximately $593.4 million, is a pioneer in submersible technology and is the world leader in submersible pumping and mixing products. About half of ITT Flygt's worldwide sales come from wastewater treatment markets. Other sales are to construction, mining and industrial markets. Brand names include Aercor(R), Flygt(R), Sanitaire(R), and WPCC(R).

     Commercial Products, with 1998 sales and revenues of approximately $652.0 million, offers a range of products, including dry-mount pumps and heat exchangers, control and accessory products for liquid based heating and cooling systems, residential well water pumps, and pumps for light industrial, original equipment manufacturers and irrigation markets. Brand names include Bell & Gossett(R), Goulds(R), ITT Standard(R), Lowara(R), McDonnell & Miller(R), and others.

     Industrial Pumps, with 1998 sales and revenues of approximately $545.7 million, offers a broad line of pumps and valves for industrial, process and heavy duty commercial applications worldwide. Brand names include A-C Pump(R), Goulds(R), Richter(R), Vogel(R), and others.

     The following table illustrates the percentage of sales and revenues by product group for the periods specified:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1998     1997     1996
                                                              ----     ----     ----
Flygt.......................................................   33%      41%      61%
Commercial Products.........................................   36       32       25
Industrial Pumps............................................   31       27       14
                                                              ---      ---      ---
                                                              100%     100%     100%
                                                              ===      ===      ===

     Our management believes that Pumps & Complementary Products has a solid technology base and proven expertise in designing its products to meet customer needs, and that the continuing development of new products will enable Pumps & Complementary Products to maintain and build market leadership positions in served markets.

     Order backlog for Pumps & Complementary Products was $274.4 million in 1998, compared with $266.8 million in 1997 and $160.8 million in 1996.

     The level of activity in Pumps & Complementary Products is dependent upon economic conditions in the markets served, weather conditions, in the case of municipal markets, the ability of municipalities to fund projects for products and services of the type provided by Pumps & Complementary Products, and other factors. See "-- COMPETITION."

     Pumps & Complementary Products companies have an aggregate of approximately 11,200 employees and have 158 facilities in 45 countries.

  SPECIALTY PRODUCTS

     Specialty Products, with sales and revenues of approximately $849.3 million, $823.2 million and $780.9 million for 1998, 1997 and 1996, respectively, produces fluid handling materials such as stainless steel and flexible tubing, specialty shock absorbers and brake friction materials for the transportation industry, engineered valves, controls, and switches for industrial and aerospace applications, and products for the marine and leisure markets. Operations are located in Europe, North America and South America.

     Products under this segment are marketed under brand names including Conoflow(R), Dia-Flo(R), Galfer(R), Jabsco(R), Koni(R), Marlow(R), Neo-Dyn(R), Pure-Flo(R), and Rule(R), and under the name ITT(R) Aerospace Controls.

     The following table illustrates the percentage of sales by product group for the periods specified:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1998     1997     1996
                                                              ----     ----     ----
Fluid Handling Systems......................................   43%      45%      46%
Shock Absorbers.............................................   11       10       11
Friction Material...........................................   18       18       16
Aerospace...................................................    8        7        7
Engineered Valves...........................................    9        9       10
Marine & Leisure............................................   10       10        9
Other.......................................................    1        1        1
                                                              ---      ---      ---
                                                              100%     100%     100%
                                                              ===      ===      ===

     The level of activity for Specialty Products depends upon economic conditions in the, shock absorber, fluid handling friction material aerospace, marine and leisure and related markets.

     Specialty Products companies have an aggregate of approximately 6,900 employees and have 42 facilities located in 11 countries. Order backlog is not a significant factor in this segment.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "BUSINESS SEGMENT INFORMATION" in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details with respect to business segments.

ACQUISITIONS, DIVESTITURES, AND RELATED MATTERS

     On September 25, 1998, we completed the sale to Continental AG and certain of its subsidiaries of our business of designing, developing, manufacturing, and marketing brake systems and chassis modules for the automotive industry worldwide for approximately $1.93 billion in cash. That business was conducted through various direct and indirect subsidiaries, and joint ventures in which we held an ownership interest.

     On September 28, 1998, we completed the sale to Valeo SA and certain of its subsidiaries of our business of designing, developing, manufacturing, and marketing electrical motors and actuators, air management and engine cooling products, wiper and washer systems, lamps, power antennas, switches and sensors for the automotive industry worldwide for approximately $1.7 billion in cash. That business was conducted through various direct and indirect subsidiaries, and joint ventures in which we held an ownership interest.

     After-tax proceeds from the sales of our automotive Brake and Chassis and our automotive Electrical Systems businesses have been directed to reducing debt, funding acquisitions, investing in our remaining businesses and repurchasing our shares. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- HIGHLIGHTS -- SALES OF ITT AUTOMOTIVE BUSINESSES AND -- SHARE REPURCHASE" for further information regarding the sales of automotive businesses and our share repurchase program).

     In 1998, we acquired A.G. Johansons Metallfabrik AB, Rule Industries, Inc., Sinton Engineering Co. Limited, and Sinton (UK) Limited, for our Specialty Products segment and The Great American Gumball Company for our Connectors & Switches segment.

     We also made significant acquisitions in 1997 with Goulds Pumps, Incorporated for our Pumps & Complementary Products segment and Kaman Sciences Corporation for our Defense Products & Services segment.

     Throughout this three-year period we disposed of a number of non-core businesses.

GEOGRAPHIC MARKETS

     The geographic sales base of Connectors & Switches is predominantly in Europe, which accounted for 47% of 1998 sales and revenues, and the United States, which accounted for 42% of 1998 sales and revenues. Connectors & Switches has two joint ventures in China and a wholly-owned subsidiary in Japan which together supply connectors and switch products across a broad market spectrum, including the communications, industrial and consumer sectors.

     The geographic sales base of Defense Products & Services is predominantly the United States, which accounted for approximately 83% of 1998 sales and revenues. Management of Defense Products & Services has begun to increase its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe and the Middle East.

     The geographic sales base of Pumps & Complementary Products is broad. In 1998, approximately 45% of the sales and revenues of Pumps & Complementary Products was derived from the United States, while approximately 32% was derived from Western Europe. The geographic sales mix differs among products and among divisions of Pumps & Complementary Products. Our management anticipates growth opportunities in Eastern Europe and Central Asia, Africa/Middle East, Latin America and the Asia/Pacific region. In China, Pumps & Complementary Products has manufacturing and distribution facilities to produce and sell submersible pumps for the sewage handling and mining markets and a joint venture that produces vertical turbine pumps and includes a foundry operation. It also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East and other locations in the Asia/Pacific region.

     The geographic sales base of Specialty Products is predominantly in North America and Europe. In 1998, approximately 52% of sales and revenues of Specialty Products were to customers in the United States, and approximately 38% of sales were to customers in Western Europe. Management of ITT Industries sees growth opportunities in South America, Mexico and Asia, particularly in China.

     See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further geographical information concerning sales and revenues and long lived assets.

COMPETITION

     Substantially all of our operations are in highly competitive businesses. The nature of the competition varies across all business segments. A number of large companies engaged in the manufacture and sale of similar lines of products and the provision of similar services are included in the competition, as are many small enterprises with only a few products or services. Technological innovation, price, quality, reliability, and service are primary factors in the markets served by the various segments of our businesses.

     In Connectors & Switches, competitive pressures continue on a global basis. In most of the markets served, competition is based primarily upon price, quality, technical expertise and customer service.

     In Defense Products & Services, government defense budgets, particularly in the United States, generally have leveled off after years of significant declines. Business consolidations continue to change the competitive environment. We have adjusted to these changes by focusing on the defense electronics and services markets, by making process improvements, and through capacity rationalization. In most of the markets served by Defense Products & Services, competition is based primarily upon price, quality, technological expertise, cycle time and service.

     The Pumps & Complementary Products business is affected by strong competition, changing economic conditions, industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. Management of Pumps & Complementary Products responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs.

     In Specialty Products, competition is a significant factor which has resulted in increased pressure to reduce prices and, therefore, costs. Product capability, quality, engineering support, and experience are also important competitive factors.

EXPOSURE TO CURRENCY FLUCTUATIONS

     Our companies conduct operations worldwide. We, therefore, are exposed to the effects of fluctuations in relative currency values. Although our companies engage in various hedging strategies with respect to their foreign currency exposure where appropriate, it is not possible to hedge all such exposure. Accordingly, our operating results may be impacted by fluctuations in relative currency values.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- MARKET RISK EXPOSURES".

CYCLICALITY

     Many of the markets in which our businesses operate are cyclical and can be affected by general economic conditions in those markets. Since we manufacture and sell products used in historically cyclical industries, such as the construction, mining and minerals, transportation, automotive, and aerospace industries, we could be adversely affected by negative cycles affecting those and other industries.

GOVERNMENTAL REGULATION AND RELATED MATTERS

     A number of our businesses are subject to governmental regulation by law or through contractual arrangements. Our Defense Products & Services businesses perform work under contracts with the United States Department of Defense and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including regulations requiring background investigations for high-level security clearances for our executive officers. Most of such contracts are subject to termination by the respective governmental parties on various grounds, although such terminations have rarely occurred in the past.

ENVIRONMENTAL MATTERS

     We are subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Environmental requirements are significant factors affecting all operations. Management believes that our companies closely monitor all of their respective environmental responsibilities, together with trends in environmental laws. We have established an internal program to assess compliance with applicable environmental requirements for all of our facilities, both domestic and overseas. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past several years we have conducted regular, thorough audits of our major operating facilities. As a result, management believes that our companies are in substantial compliance with current environmental regulations. Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial position, results of operations or cash flows.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISKS AND UNCERTAINTIES -- ENVIRONMENTAL MATTERS" and "LEGAL PROCEEDINGS".

RAW MATERIALS

     All of our businesses require various raw materials (e.g., metals and plastics), the availability and prices of which may fluctuate. Although some cost increases may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through various purchasing programs and otherwise. In recent years, our businesses have not experienced significant difficulties in obtaining an adequate supply of raw materials necessary for our manufacturing processes.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Our businesses require substantial commitment of resources to research, development and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Although most of our funds dedicated to research, development and engineering activities are applied to areas of high technology, such as aerospace and applications involving electronic components, these activities are important in all of our business segments. Expenditures by ITT Industries for research, development, and engineering relating to our on-going lines of business totaled $267.6 million in 1998, $266.6 million in 1997 and $266.3 million in 1996. Of those amounts 67.4% in 1998, 68.4% in 1997 and 58.4% in 1996 was expended pursuant to customer contracts.

INTELLECTUAL PROPERTY

     While we own and control a number of patents, trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. We are licensed to use certain patents, technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by us.

     Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. Such expiration or termination of such patents, patent applications and license agreements is not expected by our management to have a material adverse effect on our financial position, results of operations or cash flows.

     As a result of the Distribution, we obtained the exclusive right and license to use the "ITT" name, mark and logo with respect to the businesses that we operated on the date of Distribution and in the operation of any businesses closely related thereto. We also have the non-exclusive right to use the "ITT" name, mark and logo in the operation of any new business we operate so long as such new business is not included in ITT Destinations' or The Hartford's businesses on the date of Distribution or businesses closely related thereto. These rights and licenses are perpetual, subject to the maintenance of certain quality standards and other terms of the operative license agreement, and are considered by our management to be of material importance to ITT Industries.

EMPLOYEES

     As of December 31, 1998, ITT Industries and its subsidiaries employed an aggregate of approximately 33,000 people. Of this number, approximately 18,300 are employees in the United States, of whom approximately 30.4% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

DISCONTINUED OPERATIONS

     In September, 1998 we completed the sale of our automotive Brake and Chassis business and the sale of our automotive Electrical Systems business. As a result of these sales, these two units, as well as several other small previously sold automotive units, have been accounted for as discontinued operations.

     See "DISCONTINUED OPERATIONS" in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further information concerning discontinued operations.

CERTAIN RELATIONSHIPS AMONG THE PARTIES TO THE DISTRIBUTION

     ITT Delaware, ITT Destinations and The Hartford entered into a Distribution Agreement (the "Distribution Agreement") providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among the three parties subsequent to the Distribution.

     The Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities generally designed to allocate the financial responsibility for the liabilities arising out of or in connection with (i) the former automotive, defense & electronics, and fluid technology segments to ITT Industries and its subsidiaries, (ii) the hospitality, entertainment and information services businesses to ITT Destinations and its subsidiaries, and
(iii) the insurance businesses to The Hartford and its subsidiaries. The Distribution Agreement also provides for the allocation of the financial responsibility for the liabilities arising out of or in connection with former and present businesses not described in the immediately preceding sentence to or among ITT Industries, ITT Destinations and The Hartford on a shared basis. The Distribution Agreement provides that neither ITT Industries, ITT Destinations nor The Hartford will take any action that would jeopardize the intended tax consequences of the Distribution.

     ITT Industries, ITT Destinations and The Hartford also entered into agreements in connection with the Distribution relating to intellectual property, tax, and employee benefit matters.

     Two members of the Board of Directors of ITT Industries also serve on the Board of Directors of The Hartford.

     On February 23, 1998, ITT Corporation (so renamed from ITT Destinations after the Distribution) was acquired by Starwood Hotels & Resorts Worldwide, Inc. While the Distribution Agreement continues in full force and effect, it cannot be determined at this time what effect, if any, such acquisition of ITT Corporation may have with respect to ongoing obligations under the Distribution Agreement and related matters.

                            ------------------------

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS" for information regarding forward-looking statements and cautionary statements relating thereto.

                            ------------------------

ITEM 2.                            PROPERTIES

     Our principal executive offices are in leased premises located in White Plains, NY. We consider the many offices, plants, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. These properties are located in several states in the United States, as well as in numerous countries throughout the world. See "BUSINESS OF ITT INDUSTRIES" for further information with respect to properties in each of our business segments, including the numbers of facilities and countries in which they are located.

ITEM 3.                        LEGAL PROCEEDINGS

     ITT Industries and its subsidiaries are responsible, in whole or in part, or are alleged to be responsible for environmental investigation and remediation at approximately 130 sites in North America and Europe. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at approximately 43 sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under

CERCLA or its state equivalent. In many of these proceedings, ITT Industries' liability is considered de minimis. At 16 of these sites, formerly operated by subsidiaries of the Company, liability and/or defense costs are being divided equally among the three parties to the Distribution Agreement. The remaining cases are generally either actions brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

     ITT Industries has been involved since 1991 in an environmental proceeding in California relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. ITT Industries and other allegedly responsible parties have completed an allocation arbitration and have commenced the clean-up required by the EPA. Lockheed Martin Corporation, one of such parties, challenged the allocation arbitration in the Superior Court, Los Angeles County. The lower court ruled in ITT Industries' favor; however, Lockheed Martin has appealed. Oral argument has been scheduled for Spring of 1999. In January, 1999, the EPA filed a complaint in the United States District Court for the Central District of California against ITT Industries and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. The matter is the subject of ongoing negotiations with the EPA. ITT Industries has filed a suit against its insurers in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. for recovery of costs it has incurred in connection with this and other environmental matters. ITT Industries already has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

     Reference is made to "BUSINESS OF ITT INDUSTRIES -- CERTAIN RELATIONSHIPS AMONG THE PARTIES TO THE DISTRIBUTION" for information concerning the allocation of certain liabilities.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF ITT INDUSTRIES

     The following information is provided regarding the executive officers of ITT Industries:

                                                                                                               DATE OF
                                     AGE AT                                                   YEAR OF          ELECTION
                                   FEBRUARY 1,                                            INITIAL ELECTION    TO PRESENT
               NAME                   1999                      POSITION                   AS AN OFFICER       POSITION
               ----                   ----                      --------                   -------------       --------
Ralph D. Allen....................      57       Vice President, Director of                    1981           12/19/95
                                                   Investor Relations
Travis Engen......................      54       Chairman and Chief Executive and               1987           12/19/95
                                                 Director
Donald E. Foley...................      47       Vice President and Treasurer                   1996            5/21/96
Gerard Gendron....................      46       Vice President                                 1998           10/27/98
Louis J. Giuliano.................      52       President and Chief Operating Officer          1988           10/27/98
Martin Kamber.....................      50       Senior Vice President, Director of             1995           12/19/95
                                                   Corporate Development
Heidi Kunz........................      44       Executive Vice President and Chief             1995           10/27/98
                                                   Financial Officer
Richard J. Labrecque..............      60       Executive Vice President                       1985           10/27/98
Vincent A. Maffeo.................      48       Senior Vice President and General              1995           12/19/95
                                                 Counsel
Thomas R. Martin..................      45       Senior Vice President, Director of             1996             3/9/99
                                                 Corporate Relations
Richard W. Powers.................      57       Vice President, Director of Taxes and          1991           12/19/95
                                                   Assistant Secretary
Marvin R. Sambur..................      52       Vice President                                 1998           10/27/98
James P. Smith, Jr................      56       Senior Vice President, Director of             1995           12/19/95
                                                   Human Resources
Edward W. Williams................      60       Vice President and Controller                  1998           10/27/98

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors. Mr. Engen has an employment agreement with ITT Industries providing, among other things, for his employment as Chairman and Chief Executive through December 31, 1999.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries or with its predecessor, ITT Delaware, bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Engen, prior to his election as Chairman and Chief Executive (1995) (having yielded his position as President in 1998), was Executive Vice President of ITT Delaware (1991); (ii) Mr. Foley, prior to his election as Vice President and Treasurer, was Assistant Treasurer of International Paper Company; (iii) Mr. Gendron, prior to his election as Vice President, was and continues as President of our Connectors & Switches business
(1997) and, prior to that, its Vice President (1995), and, prior to that, its Controller (1992); (iv) Mr. Giuliano, prior to his election as President and Chief Operating Officer, was Senior Vice President (1995) and, prior to that was Senior Vice President of ITT Delaware in addition to being President of our Defense & Electronics business; (v) Mr. Kamber, prior to his election as Senior Vice President, Director of Corporate Development, was Vice President, Corporate Development, of ITT Automotive, Inc. (1993); (vi) Ms. Kunz, prior to her election as Executive Vice President and Chief Financial Officer, was Senior Vice President and Chief Financial Officer (1995) and, prior to that was Vice President (1994) and Treasurer (1993) of General Motors Corporation; (vii) Mr. Labrecque, prior to his election as Executive Vice President, was Senior Vice President (1995), and prior to that was Vice President of ITT Delaware; (viii) Mr. Maffeo, prior to his election as Senior Vice President and General Counsel, was Vice President and General Counsel of ITT Automotive, Inc.; (ix) Mr. Martin, prior to his election as Senior Vice President, Director of Corporate Relations, was Vice President, Director of Corporate Relations (1996), and, prior to that, was Vice President of Corporate Communications of Federal Express Corp. (1995) and, prior to that, was Managing Director of Public Relations of Federal Express Corp. (x) Mr. Powers, prior to his election as Vice President, Director of Taxes, was Vice President of ITT Delaware; (xi) Mr. Sambur, prior to his election as Vice President, was President of our

Aerospace/Communications Division (1991); (xii) Mr. Smith, prior to his election as Senior Vice President, was Executive Vice President of ITT Sheraton Corporation (1993); and (xiii) Mr. Williams, prior to his election as Vice President and Controller, was Vice President and Controller of our Defense & Electronics business.

                                    PART II

ITEM 5.                     MARKET FOR COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS
COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                   1998                1997
                                                             ----------------    -----------------
                                                              HIGH      LOW       HIGH       LOW
                                                             ------    ------    ------     ------
                                                                          IN DOLLARS
Three Months Ended
  March 31.................................................  $38.94    $28.13    $26.38     $22.38
  June 30..................................................   38.44     32.88     27.75      22.13
  September 30.............................................   38.13     29.50     33.69      25.00
  December 31..............................................   40.88     30.69     33.38      28.75

     The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "IIN"). During the period from January 1, 1999 through February 28, 1999, the high and low reported market prices of our common stock were $40.88 and $37.50, respectively.

     We declared dividends of $.15 per share of common stock in each of the four quarters of 1997 and 1998 and in the first quarter of 1999.

     The payment and level of future cash dividends by ITT Industries will be subject to the discretion of our Board of Directors. Dividend decisions will be based on, and affected by, a number of factors, including our operating results and financial requirements. Although our management presently contemplates that dividends will be paid at the present dividend rate for the foreseeable future, there can be no assurance that such dividends will be paid.

     There were 52,371 holders of record of our common stock on February 28, 1999.

     Pursuant to our previously announced share repurchase program as of February 28, 1999, we repurchased 27,349,283 shares for $974,222,733.

     ITT Industries common stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA
                     IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                      1998        1997        1996        1995        1994
                                    --------    --------    --------    --------    --------
RESULTS AND POSITION
Sales and revenues................  $4,492.7    $4,207.6    $3,744.5    $3,726.7    $3,415.7
Operating income (loss)(a)........     (74.6)      141.3       246.0       (41.6)      127.8
Income (loss) from continuing
  operations(a)...................     (97.6)       11.9        66.4      (130.8)       44.4
Net income........................   1,532.5       108.1       222.6       707.9     1,021.8
Income from continuing operations,
  as adjusted(b)..................     146.0        95.9        66.4        19.7        44.4
Expenditures on plant additions...     212.9       212.5       176.0       213.2       164.1
Depreciation and amortization.....     195.6       196.9       187.3       177.8       157.2
Total assets......................   5,048.8     5,058.4     3,976.9     4,290.6     9,530.0
Total assets, excluding
  discontinued operations.........   5,048.8     4,127.0     2,929.6     3,216.8     3,012.1
Long-term debt....................     515.5       531.2       582.2       930.7     1,681.9
Total debt........................     767.1     2,172.6     1,368.0     1,554.4     2,570.7
Cash dividends declared per common
  share...........................       .60         .60         .60         .99        1.98
EARNINGS PER SHARE
Income from continuing operations,
  as adjusted(b)
  Basic...........................  $   1.29    $    .81    $    .56    $    .18    $    .08
  Diluted.........................  $   1.29    $    .79    $    .55    $    .18    $    .20
Net income
  Basic...........................  $  13.55    $    .91    $   1.89    $   6.24    $   8.65
  Diluted.........................  $  13.55    $    .89    $   1.85    $   6.18    $   8.02

---------------
(a) Income from continuing operations in 1998 and 1997 include charges of $399.4 and $137.8 pretax, respectively, or $243.6 and $84.0, after-tax, respectively, for restructuring and other items as described in Note 5.

(b) Income from continuing operations in 1998, as adjusted, excludes the items in note (a) above and $83.2, after-tax, for operating income from discontinued operations and $1,546.9, after-tax, for gain on sales of ITT Automotive operations. The 1997 income from continuing operations, as adjusted, excludes the items in note (a) above and operating income from discontinued operations of $101.8, after-tax; and a charge for the cumulative effect of accounting change of $5.6, after-tax. The 1996 income from continuing operations, as adjusted, excludes operating income from discontinued operations of $156.2, after-tax.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     For the years ended December 31, ITT Industries, Inc. (the "Company") reported the following (in millions):

                                                              1998(A)     1997(B)       1996
                                                              --------    --------    --------
Total sales and revenues from continuing operations.........  $4,492.7    $4,207.6    $3,744.5
Operating income from continuing operations.................  $ 324.8     $ 279.1     $  246.0
Income from continuing operations, after-tax................  $ 146.0     $  95.9     $   66.4

---------------
The above amounts exclude discontinued operations for all years.

(a) 1998 figures are adjusted to exclude restructuring and nonrecurring items of $399.4 pretax or $243.6 after-tax.

(b) 1997 figures are adjusted to exclude restructuring and nonrecurring items of $137.8 pretax or $84.0 after-tax.

SALES OF ITT AUTOMOTIVE BUSINESSES: During 1998, the Company sold its automotive Brake and Chassis business to Continental AG of Germany and its automotive Electrical Systems business to Valeo SA of France. The transactions were completed at the end of the third quarter for total proceeds of $3.7 billion. The after-tax proceeds of approximately $2.7 billion have been, and will continue to be used to reduce debt, fund acquisitions, invest in the Company's remaining businesses, and repurchase shares on the open market. See "Risks and Uncertainties" and Note 19 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

NEW BUSINESS SEGMENTS: In the third quarter of 1998, the Company realigned its businesses into four new reporting segments, which highlight the diversity and balance of the Company's portfolio, and better define each of the Company's continuing businesses. The four new segments are as follows:

     Connectors & Switches: This business, formerly included within the "Defense & Electronics" segment, consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in telecommunications, computing, aerospace and industrial applications, as well as network services.

     Defense Products & Services: The businesses in this segment are those that directly serve the military and government agencies with products and services. These products include air traffic control systems, jamming devices that guard military planes against radar-guided weapons, digital combat radios, night vision devices, and satellite instruments. Approximately 33% of the sales and revenues in this segment are generated through contracts for technical and support services, which are provided to the military and other government agencies.

     Pumps & Complementary Products: This segment contains the Company's pump businesses, including brands such as Flygt(R), Goulds(R), Bell & Gossett(R), A-C Pump(R), Lowara(R), and Vogel(R). Businesses within this segment also supply mixers, heat exchangers and related products with brand names such as McDonnell & Miller(R) and ITT Standard(R) in addition to those brand names mentioned above.

     Specialty Products: Businesses in the Specialty Products segment produce engineered valves and switches for industrial and aerospace applications, products for the marine and leisure markets, specialty shock absorbers, brake friction materials and fluid handling materials such as stainless steel and flexible tubing for the transportation industry.

RESTATEMENT: Prior years' financial statements have been restated to reflect the discontinued status of the automotive businesses sold in 1998, as well as some automotive businesses sold in previous years, and to reflect the new reporting segments. Unless otherwise indicated, all financial data has been restated to reflect continuing operations only and all segment related information has been restated to reflect the four new reporting segments.

ACQUISITIONS: During 1998, the Company continued to make acquisitions intended to strengthen market positions and present the highest potential for creating value. Most notably, the Company acquired Rule Industries, Inc., Sinton Engineering Co. Limited and Sinton (UK) Limited, and A.G. Johansons Metallfabrik AB in its Specialty Products segment, and The Great American Gumball Company in the Connectors & Switches segment.

RESTRUCTURING AND NONRECURRING ITEMS: In anticipation of a relatively flat economic environment, the Company announced a structural cost reduction program on December 2, 1998. The objective of this program is to reduce the structural cost of doing business and to increase leverage when historical growth trends resume. The actions taken affect all four segments and include rationalization of operating locations, consolidation of sales and distribution facilities, workforce reductions and product pruning. The actions taken also include write-downs of assets of businesses to be sold and an increase in environmental reserves. The total restructuring and other nonrecurring charges recorded in the fourth quarter of 1998 amounted to $368.6 million pretax. Along with actions taken earlier in 1998, the total restructuring and nonrecurring items for all of 1998 amounted to $399.4 million pretax. Reference is made to Note 5 in the accompanying Notes to the Consolidated Financial Statements.

SHARE REPURCHASE: In July 1998, the Board of Directors approved and the Company began a $1.1 billion share repurchase program. This program would use some of the proceeds from the sales of the two automotive businesses. As of February 28, 1999, approximately 27.3 million shares had been repurchased at an average price of approximately $35.62 per share for an aggregate amount of approximately $974.2 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997: Net sales and revenues in 1998 were $4.49 billion, an increase of $285.1 million, or 6.8% compared to 1997. Defense Products & Services' sales and revenues increased by $197.7 million, or 18%, due primarily to the Kaman Sciences acquisition at the end of 1997 and increases in international sales. Pumps & Complementary Products' sales increased $309.8 million, or 21.2%, due primarily to the inclusion of Goulds (a 1997 acquisition) for an additional five months. Specialty Products' sales increased $26.1 million, or 3.2%, due to increased sales volume in aerospace controls, friction material and shock absorber businesses as well as the acquisitions of Rule, Sinton, and A.G. Johansons. These improvements were partly offset by the impact of the General Motors strike. These increases more than offset the loss of sales due to the dispositions of non-core businesses.

     Gross margin increased to 23.6% in 1998 compared to 22.8% in 1997. This improvement is largely due to cost reductions implemented early in the year at Connectors & Switches, to offset the weakening market conditions in Asia and a decline in sales of Mobile Communications products.

     Selling, general and administrative expenses of $730.0 million reflect an increase of $66.3 million, or 10% over 1997, primarily due to the inclusion of Goulds for an additional five months and Kaman Sciences (a year-end 1997 acquisition) for the full year.

     Restructuring and nonrecurring items totaled $399.4 million pretax in 1998 and $137.8 million pretax in 1997.

     Other operating expenses of $4.4 million in 1998 and $15.5 million in 1997 include gains and losses from foreign exchange transactions, gains and losses on sales of assets, and other charges. The $11.1 million favorable variance is mostly due to higher gains on the sales of fixed assets offset partially by unfavorable foreign exchange.

     The total operating loss in 1998 of $74.6 million includes the aforementioned restructuring and nonrecurring items of $399.4 million. Excluding the restructuring and nonrecurring items, operating income was $324.8 million, an improvement of 16.4% over the 1997 amount of $279.1 million. The increase in operating income is attributable to improvements across all segments.

     Interest expense decreased to $125.8 million in 1998 from $133.2 million in 1997. A portion of the proceeds from the automotive sales was used to significantly reduce the Company's debt level. The debt reduction primarily occurred late in the third quarter, thus, the entire annualized interest cost savings is not reflected. The reduction in debt and subsequent reduction in interest expense towards the end of

1998 more than offset increases in interest expense earlier in the year. Interest income increased to $43.4 million in 1998 from $17.5 million in 1997, primarily due to higher marketable securities investments ("cash equivalents") generated from the remaining proceeds from the automotive sales.

     Miscellaneous expense of $3.0 million in 1998 and $6.1 million in 1997 includes the results of joint venture investments.

     Operating income, net of tax, from discontinued operations declined to $83.2 million in 1998 from $101.8 million in 1997. The decline was primarily due to the absence of any income being reflected in the fourth quarter of 1998 for the automotive businesses that were sold at the end of the third quarter. In addition, after-tax charges of $18.5 million were recorded in the fourth quarter of 1998 for residual exposures related to discontinued businesses sold in previous years as provided for in the 1995 Distribution Agreement under which ITT Corporation, a Delaware corporation, was divided into three separate and unrelated entities.

     Net income in 1998 was $1.53 billion or $13.55 per diluted share compared to $108.1 million or $.89 per diluted share in 1997. Included in 1998 net income is income from discontinued operations of $1.63 billion, or $14.41 per diluted share, which includes the gains on the sales of automotive operations of $1.55 billion. Excluding the income from discontinued operations, automotive gains, and restructuring and nonrecurring items, net income was $146.0 million. In addition, net income for 1997 was also negatively impacted as a result of the implementation of the Emerging Issues Task Force Issue No. 97-13, which required that reengineering costs incurred in connection with software installation efforts be expensed as incurred and that costs previously capitalized be written-off. As a consequence, net income for 1997 was adversely impacted by $5.6 million after-tax, or $.05 per diluted share.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996: Net sales and revenues in 1997 were $4.21 billion, compared with net sales and revenues of $3.74 billion in 1996. The increase was primarily at the Company's Pumps & Complementary Products segment as well as the Defense Products & Services segment. Higher sales at the Pumps & Complementary Products segment were a result of the May 1997 acquisition of Goulds. Higher sales at the Defense Products & Services segment resulted from strong order input. These increases more than offset the loss of sales due to the divestiture of non-core businesses.

     Gross margin increased to 22.8% in 1997, compared to 21.0% in 1996. The improvement was mainly due to changes in the Company's business portfolio through acquisitions, dispositions, and market share gains. The Company improved the mix of its higher-margin businesses in the Pumps & Complementary Products segment, Defense Products & Services segment, and Connectors & Switches segment, in addition to disposing of lower-margin, non-core businesses.

     Selling, general and administrative expenses of $663.7 million in 1997 reflect an increase of $99.6 million over 1996. The acquisition of Goulds in May 1997 added $85.1 million of such expenses in 1997 compared to 1996.

     Restructuring and nonrecurring items were $137.8 million in 1997. The Company recognized charges of $65.8 million for estimated losses on the divestitures of non-core businesses, as well as a charge of $15.0 million to increase environmental reserves. Also in 1997, asset write-offs and restructuring charges of $57.0 million were recognized at the Specialty Products and the Pumps & Complementary Products segments for the rationalization of production capacity and related workforce reductions.

     Other operating expenses were $15.5 million in 1997 compared to other operating income of $22.3 million in 1996. The unfavorable variance was mostly due to higher amortization expense resulting from the acquisition of Goulds in May 1997 and larger net gains on the sales of assets in 1996.

     Interest expense decreased to $133.2 million in 1997 from $169.0 million in 1996, reflecting a restructuring of outstanding debt and increasing the amount of floating rate debt. Interest income decreased to $17.5 million in 1997 from $32.7 million in 1996, primarily as a result of maintaining lower cash balances by using available cash to reduce debt.

     Miscellaneous expense was $6.1 million in 1997 compared to miscellaneous income of $1.0 million in 1996. Losses from joint venture investments were reported in 1997, as compared to income in 1996.

     Income from continuing operations was $11.9 million, or $.10 per diluted share in 1997, compared with $66.4 million, or $.55 per diluted share in 1996. The decline was mainly due to the $84.0 million of after-tax restructuring and nonrecurring items, or $.69 per diluted share. Excluding the restructuring and nonrecurring items, 1997 income from continuing operations was $95.9 million, or $.79 per diluted share.

     Operating income, net of tax, from discontinued operations declined to $101.8 million in 1997 from $156.2 million in 1996. The decline was primarily due to after-tax restructuring and nonrecurring items of $53.1 million recorded in 1997.
     Net income in 1997 was $108.1 million, or $.89 per diluted share, compared with $222.6 million, or $1.85 per diluted share, in 1996.

BUSINESS SEGMENTS
     Sales and revenues and operating income for each of the Company's four major business segments were as follows (in millions):

                                          DEFENSE        PUMPS &                  DISPOSITIONS,
                          CONNECTORS &   PRODUCTS &   COMPLEMENTARY   SPECIALTY      OTHER &
YEAR ENDED DECEMBER 31,     SWITCHES      SERVICES      PRODUCTS      PRODUCTS    ELIMINATIONS    CORPORATE    TOTAL
-----------------------   ------------   ----------   -------------   ---------   -------------   ---------   --------
1998
Sales and revenues......    $ 527.9       $1,293.4      $1,770.0       $849.3        $ 52.1        $    --    $4,492.7
Operating income (loss):
  Before restructuring
    and nonrecurring
    items...............       52.7           97.9         145.5         90.9           5.4          (67.6)      324.8
  Restructuring and
    nonrecurring
    items...............     (102.4)         (69.6)       (147.6)        (9.0)         31.0         (101.8)     (399.4)
                            -------       --------      --------       ------        ------        -------    --------
Total operating income
  (loss)................    $ (49.7)      $   28.3      $   (2.1)      $ 81.9        $ 36.4        $(169.4)   $  (74.6)
1997
Sales and revenues......    $ 537.7       $1,095.7      $1,460.2       $823.2        $290.8        $    --    $4,207.6
Operating income (loss):
  Before restructuring
    and nonrecurring
    items...............       41.9           81.4         130.2         89.6          (4.1)         (59.9)      279.1
  Restructuring and
    nonrecurring
    items...............         --             --         (44.1)       (12.9)        (65.8)         (15.0)     (137.8)
                            -------       --------      --------       ------        ------        -------    --------
Total operating income
  (loss)................    $  41.9       $   81.4      $   86.1       $ 76.7        $(69.9)       $ (74.9)   $  141.3
1996
Sales and revenues......    $ 501.3       $1,011.9      $1,018.1       $780.9        $432.3        $    --    $3,744.5
Total operating income
  (loss)................    $  34.0       $   73.2      $   91.5       $ 96.0        $  4.9        $ (53.6)   $  246.0

     Sales and revenues for Connectors & Switches were off 1.8% from 1997 due to lower demand in Asia and a decline in sales of Mobile Communications products. These reductions were partly offset by significant revenue increases in the Network Systems, Switches, and RF Products units. Excluding restructuring and nonrecurring items, operating income increased 25.8% over 1997 due to improved cost structure and the launch of new commercial products. In 1997, sales increased 7.3% over 1996 and operating income in 1997 increased 23.3% over 1996. The improvement in sales was mainly due to better conditions in the interconnect market, especially in the Information Systems portion of the market. The improvement in operating income was mostly due to strong market conditions, cost reductions, and new product launches. Connectors & Switches' order backlog was $130.2 million at December 31, 1998 compared to $131.7 million at year-end 1997.

     Sales and revenues for Defense Products & Services increased 18% over 1997 due to the acquisition of Kaman Sciences and an increase in international sales. The segment has experienced six consecutive years of double-digit growth in sales outside the United States. International sales now represent 21.6% of sales, up from 15.4% in 1997. Excluding restructuring and nonrecurring items, operating income increased 20.3% in 1998 due to increased sales and revenues as mentioned above and continued productivity improvements.

The 1997 sales and revenues increased 8.3% over 1996 due to strong order input received for the SINCGARS tactical communication products and other defense products. The 1997 operating income increased 11.2% over 1996 resulting primarily from the higher sales of defense products. Defense Products & Services' order backlog was $2.22 billion at December 31, 1998 compared with $2.11 billion at year-end 1997. Approximately 98% of 1998, 1997 and 1996 Defense Products & Services' sales and revenues were to governmental entities, of which 74%, 83% and 78%, respectively, were to the military and space programs of the U.S. government.

     Pumps & Complementary Products' sales for the year increased 21.2% over sales in 1997 primarily due to the inclusion of Goulds for an additional five months in 1998. In addition, slower industrial markets offset stronger water/waste water activity. Sales in North America were up due to an increase in U.S. market share of nearly two percentage points, as well as favorable weather conditions including a dry Southwest and wet Northeast. Excluding restructuring and nonrecurring items, operating income increased 11.8% due to the inclusion of Goulds for an additional five months and continued cost control activities and consolidation efforts in this segment. Sales in 1997 increased 43.4% over sales in 1996. The increase was mainly due to the acquisition of Goulds in May 1997, which also accounted for the $38.7 million increase in operating profit before restructuring and nonrecurring items.

     Specialty Products' sales for the year were $849.3 million, up $26.1 million or 3.2%, due to increased sales volume in the aerospace controls, friction material and shock absorber businesses. The acquisitions of Rule, Sinton and A.G. Johansons also contributed to the improvement. Further, the segment was unfavorably impacted by the General Motors strike. Excluding restructuring and nonrecurring items, operating income was up 1.5%. The 1997 sales were 5.4% higher than 1996 sales. The increase was mainly due to higher sales of friction materials and fluid handling products, which more than offset unfavorable pricing pressures. Operating profit for 1997, before restructuring and nonrecurring items, declined $6.4 million. The decline was mainly due to unfavorable pricing pressures and foreign exchange.

RESTRUCTURING AND NONRECURRING ITEMS

     During 1998 the Company recorded restructuring and nonrecurring items of $20.1 million in the first quarter, $10.7 million in the second quarter, and $368.6 million in the fourth quarter. The majority of these charges relate to the structural cost reduction program, which was announced by the Company on December 2, 1998. In anticipation of a relatively flat economic environment, the Company has undertaken a program to reduce the structural cost of doing business and to increase leverage when historical growth trends resume. The actions taken affect all four segments and include rationalization of operating locations, consolidation of sales and distribution facilities, workforce reductions and product pruning. The actions taken also include write-downs of businesses to be sold and an increase in environmental reserves.

     In total, restructuring charges of $185.6 million, write-offs of $180.3 million and other of $33.5 million were recorded. Of the total $399.4 million pretax charges, it is expected that cash of $188.8 million will be used to complete the various actions included in the plan. All actions contemplated in the plan are expected to be completed within approximately one year, including all divestitures of non-core businesses. The restructuring charges include severance and other related costs for gross headcount reductions of 2,422. Since the majority of the charges were recorded late in the fourth quarter, only a relatively small amount of the expected cash to complete the actions had been spent as of the end of December 31, 1998. Except for environmental remediation costs, which will extend over many years, the majority of the cash expenditures to complete the plan are expected to be incurred in 1999.

     The restructuring and nonrecurring charges recorded in 1998 are expected to generate future cash savings for the period 1999-2003 in the amount of $364.2 million. These savings are due to lower costs for facilities and lower salaries and wages. The restructuring and nonrecurring charges recorded in 1998 are expected to generate non-cash savings for the period 1999-2003 in the amount of $78.1 million. These savings are due to lower depreciation expense and lower goodwill amortization.

     During 1997, the Company recorded restructuring and nonrecurring items of

$137.8 million. Most of this charge was recorded in the third quarter, when the Company took several actions to strengthen its operating performance and improve operating efficiencies. The 1997 restructuring charges break down across our business segments as follows: Pumps & Complementary Products $44.1 million; Specialty Products $12.9 million; and Headquarters and Other $80.8 million. The charge consists of $64.7 million for the write-down to fair value of the net assets of two non-core businesses expected to be divested, $57.0 million for asset write-offs and severance costs associated with the closure and consolidation of facilities and related workforce reductions, $15.0 million for an increase in environmental reserves, and $1.1 million loss on the sale of a non-core business. The projected cash to complete these actions was $36.4 million. All cash expenditures contemplated by the charges, except for some minor litigation issues and ongoing environmental remediation efforts, have been incurred by the end of 1998.

     For more details of the restructuring and nonrecurring items recorded in 1998 and 1997, see Note 5 in Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operating activities of $188.5 million and total divestiture proceeds of $3.7 billion were used primarily for debt repayment of approximately $1.48 billion, repurchases of common stock of $830.8 million, capital expenditures of $212.9 million, acquisitions of $79.6 million, dividend payments of $70.5 million, and $624.7 million to fund the Company's discontinued automotive operations and to pay sales-related costs.

DIVESTITURES: During the third quarter of 1998, the Company sold its automotive Brake and Chassis and Electrical Systems businesses for combined proceeds of $3.7 billion. As of December 31, 1998, taxes paid on the gains were approximately $439.1 million. Additional taxes relating to the gains on the sales will be paid in 1999. In addition to the taxes, approximately $106.0 million of the costs associated with the sales have been paid by the end of 1998. In the current year, the Company also divested its Barton fluid measurement and Pomona electronics units. Total proceeds from divestitures amounted to $3.75 billion for the year.

SHARE REPURCHASE: During 1998, the Company repurchased 22,477,283 shares as a part of its share repurchase program announced on July 29, 1998. The total cost of the share repurchases was $830.8 million for 1998. In addition, 1,262,422, 2,323,814, and 522,132 shares in 1998, 1997 and 1996, respectively, were repurchased in connection with stock option exercises.

CASH FLOWS: Cash flows from operating activities were $188.5 million in 1998, a decrease of $209.2 million, or 52.6% from $397.7 million generated in 1997. In 1998, working capital cash requirements increased, primarily due to higher inventory levels, the timing of accounts receivable collections, and lower payables throughout the segments. The decrease in other net operating activities was mainly due to the timing of pension related payments and a larger reclassification of gains from asset sales compared to prior years, resulting primarily from the sales of Barton and Pomona units, to proceeds from the sale of assets.

DEBT AND CREDIT FACILITIES: External debt at December 31, 1998 was $767.1 million, compared to $2.17 billion at December 31, 1997. Proceeds from the divestiture of the Company's automotive businesses were used to significantly reduce the debt level. The maximum amount of borrowing available under the Company's revolving credit agreement at December 31, 1998 was $1.50 billion.

ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during 1998 were $212.9 million, a slight increase from $212.5 million in 1997. Approximately 35.3% of the 1998 spending was incurred at Pumps & Complementary Products related to expansion of production capacity and distribution of submersible pumps, new product lines and expansion into developing countries. Approximately 25.1% was incurred at Specialty Products related to expansion of production capacity at Friction Materials plants and installation of assembly equipment at Shock and Fluid Handling plants to cover new models. The Shocks' facility was expanded to house new assembly equipment. Additions to plant, property and equipment in future periods are expected to be somewhat higher than 1998 levels and are expected to be funded through the internal cash flows of the Company.

     At December 31, 1998, contractual commitments have been made for future expenditures totaling $35.1 million.

ACQUISITIONS: During 1998, the Company acquired Rule, Sinton, A.G. Johansons, and The Great American Gumball Company for which it paid a total of $79.6 million. The acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company are included in the income statement from the date of acquisition. The Company expects to use a portion of the proceeds from the sales of the automotive Brake and Chassis and Electrical Systems businesses to finance additional acquisitions. In 1997, the Company acquired Goulds, Kaman Sciences, and several smaller businesses for which it paid a total of $1.03 billion.

MARKET RISK EXPOSURES

The Company, in the normal course of doing business, is exposed to the risks associated with changes in interest rates, currency exchange rates, and commodity prices. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies and procedures. See Note 1, "Accounting Policies", and Note 16, "Financial Instruments", in the Notes to Consolidated Financial Statements.

     To manage exposure to interest rate movements and to reduce its borrowing costs, the Company has borrowed in several currencies and from various sources and has used interest rate swaps. At December 31, 1998, the Company's cash and cash equivalents exceeded its short-term and long-term debt obligations. Based on this position, which the Company does not expect to continue into 1999, and the Company's overall exposure to interest rate changes, a 42 basis point increase in interest rates (which is equivalent to 10% of the Company's weighted average short-term interest rate at December 31, 1998) on the Company's cash and cash equivalents, and on its floating rate debt obligations and related interest rate derivatives, would have a $3.0 million positive effect on the Company's pretax earnings in the year ending December 31, 1999. A similar 42 basis point change in interest rates would have a $17.1 million effect on the fair value of the Company's fixed rate debt and related interest rate derivatives.

     The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company has also utilized foreign currency denominated debt instruments to selectively hedge its net long-term investments in foreign countries. The Company's largest exposures to foreign exchange rates primarily exist with the Deutsche Mark, Belgian Franc, Swedish Krona, and Italian Lira against the U.S. Dollar.

     A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives and other foreign currency denominated financial instruments, held as of December 31, 1998, would have an impact of approximately $41.6 million on the fair value of such instruments. The Company uses derivative instruments to hedge exposures, and as such, the quantification of the Company's market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company's underlying investment and transactional positions.

     The Company purchases various non-ferrous metals for use in the production of certain of its products and on a limited basis, in 1997, used commodity based financial instruments to hedge the cost of anticipated purchases of non-ferrous metals. The contracts expired in 1998. Commodity derivative activity is not material to the Company's consolidated financial position, results of operations, or cash flows.

INCOME TAXES

FOREIGN TAX CREDITS: As a global company, the Company makes provisions for, and pays taxes, in numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for such taxes is generally available under U.S. tax laws when earnings are remitted or deemed to be remitted to the U.S. As of the end of 1998, the Company was able to fully utilize credits for income taxes paid in foreign jurisdictions in its U.S. consolidated tax return. However, in future years the Company may not be able to fully utilize such credits.

DEFERRED TAX ASSETS: The Company had a deferred tax asset of $367.4 million at December 31, 1998 and $295.3 million at December 31, 1997. The deferred tax asset for both periods is composed of U.S., foreign, and state and local deferred tax assets. The increase of $72.1 million is substantially due to the restructuring and other nonrecurring items recorded in 1998 and certain expenses related to the automotive sales that are not deductible in tax returns in 1998. It is management's expectation that the Company will have sufficient future taxable income from continuing operations to utilize these deductions in future periods.

RISKS AND UNCERTAINTIES

SALES OF BUSINESSES: The Company from time to time has made dispositions of various businesses, including the dispositions of most of its automotive businesses referred to in "Highlights -- Sales of ITT Automotive Businesses" herein. Certain of those dispositions have resulted in various claims or legal actions. Although it cannot be determined at this time whether or to what extent the Company will face obligations with respect to such claims or legal actions, management does not believe that any such obligation would have a material adverse effect on the cash flows, results of operations, or financial condition of the Company and its subsidiaries on a consolidated basis. See Note 19 "Commitments and Contingencies" in Notes to Consolidated Financial Statements.

ENVIRONMENTAL MATTERS: The Company is subject to stringent environmental laws and regulations that affect its operating facilities and impose liability for the cleanup of past discharges of hazardous substances. In the United States, these laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Management believes that the Company is in substantial compliance with these and all other applicable environmental requirements. Environmental compliance costs are accounted for as normal operating expenses.

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes reserves in accordance with generally accepted accounting principles. Insurance recoveries are recorded when fixed and determinable. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

YEAR 2000 READINESS DISCLOSURE: The year 2000 ("Y2K") issue arises because many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations. The Company has undertaken initiatives and developed processes intended to ensure that its computer systems and other equipment with embedded technology are in a state of Y2K readiness so that such failures and miscalculations can be avoided or their effects mitigated if they occur.

     The Company, through the efforts of its information technology, manufacturing, purchasing, engineering, quality assurance and other professionals, has conducted a comprehensive inventory and assessment of software and equipment to determine their state of Y2K readiness. Such professionals determined that it would be necessary to modify, upgrade or replace portions of such software and equipment. The process of modifying and upgrading or replacing such software and equipment has been under way since early 1997. As of December 31, 1998, the Company estimates that approximately 80% of software and equipment essential to the operations of the business, and 75% of all other software and equipment, has been modified, upgraded or replaced and tested to confirm Y2K compliance, based upon the number of items the Company has identified which require remediation. The Company believes that all software and equipment essential to the operations of the business will be made Y2K compliant by early in the third quarter 1999, and all other software and equipment deemed to require modification, upgrading or replacement should be completed by the end of the third quarter 1999.

     The Company has also been engaged in communications with its vendors, service providers and other third parties with which it has business relationships to determine the extent to which these third parties are engaged in activities to assure their own Y2K readiness, and to determine the extent to which the Company would be vulnerable to a third party's failure to address its own issues. The Company is continuing the process of determining third party Y2K readiness and as of December 31, 1998 had communicated with all critical suppliers and vendors who supply products and services critical to the operations of the Company's businesses. The Company has utilized questionnaires, telephone interviews, site visits and audits in an effort to assess preparedness of such suppliers and vendors, and, based on the results of these efforts, believes that approximately 30% of such suppliers and vendors were Y2K ready as of December 31, 1998. The Company hopes to be able to complete its assessment of supplier/vendor Y2K readiness by early April, 1999. Alternative supply arrangements or other contingency plans will be considered for those critical suppliers/vendors who are not assessed as being Y2K ready by then.

     The Company is developing contingency plans and estimates of the costs of implementing such plans in the event the Company or certain third parties fail to complete their Y2K readiness initiatives on a timely basis. Such contingency plans may include: stockpiling raw materials, increasing inventory levels, qualifying alternate sources of supply, considering alternative power sources, scheduling factory holiday shutdown after the new year, and other similar measures. The Company expects to continue its risk analysis and contingency planning throughout 1999, as additional information regarding Y2K readiness of third parties becomes known.

     The Company derives approximately 34% of its consolidated revenues from outside of the United States, primarily Western Europe, the United Kingdom and Canada. The Company is also developing contingency plans and cost estimates of implementing such plans that it believes at this time may be necessary to mitigate the effect of possible business and operating disruptions in other countries resulting from lack of Y2K readiness of third parties in such countries.

     The Company anticipates that the "most reasonably likely worst case scenario" associated with the Y2K issue would result from disruptions in its supply chain with respect to materials used in the manufacturing process or other products and services provided by third parties essential to the Company's operations. However, the Company does not believe that any such disruption should have a material effect on the Company's financial condition.

     Currently, the Company estimates that the aggregate cost of its Y2K initiatives will total approximately $20 million. As of December 31, 1998, approximately $10.6 million of costs related to its Y2K initiatives have been incurred, approximately 80% of which has been expensed. The Company does not separately track the cost of internal professionals who are involved in its Y2K readiness activities; however such costs are principally related to their payroll costs. The Company does not believe that the costs of these Y2K initiatives should be material to the Company's consolidated financial condition, results of operations, or cash flows. However, a failure by the Company to complete the necessary modifications, upgrades, replacements and testing on a timely basis or to develop and implement appropriate contingency plans could result in lost or delayed sales and revenue. In addition, if third parties, including those in countries outside of the United States, fail to complete their Y2K readiness programs on a timely basis, the Company's results could be negatively affected.

     The costs of the Company's Y2K readiness initiatives and the dates on which the Company believes that it and the operating segments will complete such activities are estimates and subject to change. Actual results could differ from those currently anticipated. Specific factors that could cause such differences include, but are not limited to, the availability and cost of personnel trained in Y2K issues; the ability to identify, assess, modify, upgrade, replace and test all relevant software and equipment; the failure of third parties to satisfactorily address their Y2K issues on a timely basis; the failure of countries outside the United States in which the Company conducts business to satisfactorily address Y2K issues; and similar uncertainties.

EURO CONVERSION ISSUE: The Company is addressing issues raised by the conversion to the Euro, such as assessing whether cross-border price transparency will affect price structures for similar products and adapting its information technology systems. The Company's efforts to adapt its systems differ at its various European operations. All operations are able to accommodate Euro-denominated invoicing and purchasing transactions. The Company's European operations are formulating plans to accommodate all Euro-denominated transactions and triangulation conventions by January 1, 2002, and some of these operations have already implemented the utilization of the Euro as a transactional currency. The Company anticipates that its costs in connection with the Euro conversion will not be material. Further, the Company does not anticipate that the conversion from the legacy currencies to the Euro would have a material adverse impact on its consolidated financial condition, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under "Restructuring and Nonrecurring Items", "Liquidity and Capital Resources", "Market Risk Exposures", and "Risks and Uncertainties"), that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions and divestitures and to effect cost reduction programs and various other factors referenced in this Management's Discussion and Analysis.

     Our Connectors & Switches business could be affected by the economic conditions in foreign markets, both those in which we currently participate, and those that we are trying to enter; the level of defense funding by domestic and foreign governments; and the cyclical nature of the industry.

     Our Defense Products & Services business could be affected by factors including the level of defense funding by domestic and foreign governments; our ability to receive contract awards; and our ability to develop and market products and services for customers outside of traditional markets.

     Our Pumps & Complementary Products business could be affected by factors including global economic conditions; governmental funding levels; international demand for fluid management products; the ability to successfully expand into new geographic markets; weather conditions; and continued demand for replacement parts.

     Our Specialty Products business could be affected by the cyclical nature of the transportation industries; strikes at major auto producers; and international demand for fluid management products.

     The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is provided under the caption "Market Risk Exposures" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements herein.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                 FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 with respect to directors is incorporated herein by reference to the definitive proxy statement involving the election of directors filed or to be filed by ITT Industries with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K Annual Report.

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

     (b) On October 13, 1998, ITT Industries, Inc. filed a Form 8-K Current Report to report the closing of the sales of its automotive Brake and Chassis business and its automotive Electrical Systems business.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Management........................................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Income Statements for the three years ended
  December 31, 1998.........................................   F-4
Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 1998.......................   F-5
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-6
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998...................................   F-7
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 1998...............   F-8
Notes to Consolidated Financial Statements..................   F-9
Business Segment Information................................  F-24
Geographical Information....................................  F-25
Sales and Revenues by Product Category......................  F-25
Quarterly Results for 1998 and 1997.........................  F-27
Valuation and Qualifying Accounts...........................   S-1

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

/s/ TRAVIS ENGEN
------------------------------------------------------
Travis Engen
Chairman and
Chief Executive

/s/ HEIDI KUNZ
------------------------------------------------------
Heidi Kunz
Executive Vice President and
Chief Financial Officer

                      ITT INDUSTRIES, INC AND SUBSIDIARIES
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ITT Industries, Inc.:

     We have audited the consolidated financial statements of ITT Industries, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, as described in the accompanying Index to Consolidated Financial Statements and Schedule. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

STAMFORD, CONNECTICUT
JANUARY 27, 1999

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1998        1997        1996
                                                            --------    --------    --------
Sales and revenues........................................  $4,492.7    $4,207.6    $3,744.5
                                                            --------    --------    --------
Costs of sales and revenues...............................   3,165.9     2,982.7     2,690.4
Selling, general and administrative expenses..............     730.0       663.7       564.1
Research, development and engineering expenses............     267.6       266.6       266.3
Restructuring and nonrecurring items......................     399.4       137.8          --
Other operating expenses (income).........................       4.4        15.5       (22.3)
                                                            --------    --------    --------
          Total costs and expenses........................   4,567.3     4,066.3     3,498.5
                                                            --------    --------    --------
Operating income (loss)...................................     (74.6)      141.3       246.0
Interest expense..........................................    (125.8)     (133.2)     (169.0)
Interest income...........................................      43.4        17.5        32.7
Miscellaneous income (expense)............................      (3.0)       (6.1)        1.0
                                                            --------    --------    --------
Income (loss) from continuing operations before income tax
  expense.................................................    (160.0)       19.5       110.7
Income tax (expense) benefit..............................      62.4        (7.6)      (44.3)
                                                            --------    --------    --------
Income (loss) from continuing operations..................     (97.6)       11.9        66.4
Discontinued operations:
  Operating income, net of tax of $53.1, $65.1 and
     $104.1...............................................      83.2       101.8       156.2
  Gain on sales of ITT Automotive, net of tax of $835.0...   1,546.9          --          --
Cumulative effect of accounting change, net of tax benefit
  of $3.6.................................................        --        (5.6)         --
                                                            --------    --------    --------
Net income................................................  $1,532.5    $  108.1    $  222.6
                                                            ========    ========    ========

EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations
  Basic...................................................  $   (.86)   $    .10    $    .56
  Diluted.................................................  $   (.86)   $    .10    $    .55
Discontinued operations
  Basic...................................................  $  14.41    $    .86    $   1.33
  Diluted.................................................  $  14.41    $    .84    $   1.30
Cumulative effect of accounting change
  Basic...................................................        --        (.05)         --
  Diluted.................................................        --        (.05)         --
Net income
  Basic...................................................  $  13.55    $    .91    $   1.89
  Diluted.................................................  $  13.55    $    .89    $   1.85
AVERAGE COMMON SHARES -- BASIC............................     113.1       118.4       117.9
AVERAGE COMMON SHARES -- DILUTED..........................     113.1       121.0       120.4

          The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                           YEAR ENDED DECEMBER 31, 1998
                                                  ----------------------------------------------
                                                       PRETAX         TAX (EXPENSE)    AFTER-TAX
                                                  INCOME (EXPENSE)       BENEFIT        AMOUNT
                                                  ----------------    -------------    ---------
Net income......................................                                       $1,532.5
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period..........      $  18.0            $  3.0            21.0
     Reclassifications included in net income...       (182.7)            (22.1)         (204.8)
  Unrealized gain (loss) on investment
     securities.................................         (2.1)               --            (2.1)
                                                      -------            ------        --------
          Total other income (loss).............      $(166.8)           $(19.1)         (185.9)
                                                                                       --------
COMPREHENSIVE INCOME............................                                       $1,346.6
                                                                                       ========

                                                           YEAR ENDED DECEMBER 31, 1997
                                                  ----------------------------------------------
                                                       PRETAX         TAX (EXPENSE)    AFTER-TAX
                                                  INCOME (EXPENSE)       BENEFIT        AMOUNT
                                                  ----------------    -------------    ---------
Net income......................................                                        $108.1
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period..........       $ 38.3             $(7.5)          30.8
     Reclassifications included in net income...        (24.1)             (1.1)         (25.2)
  Unrealized gain (loss) on investment
     securities.................................          1.6                --            1.6
                                                       ------             -----         ------
          Total other income (loss).............       $ 15.8             $(8.6)           7.2
                                                                                        ------
COMPREHENSIVE INCOME............................                                        $115.3
                                                                                        ======

                                                           YEAR ENDED DECEMBER 31, 1996
                                                  ----------------------------------------------
                                                       PRETAX         TAX (EXPENSE)    AFTER-TAX
                                                  INCOME (EXPENSE)       BENEFIT        AMOUNT
                                                  ----------------    -------------    ---------
Net income......................................                                        $222.6
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period..........        $6.5              $(6.4)           0.1
                                                        ----              -----         ------
          Total other income (loss).............        $6.5              $(6.4)           0.1
                                                                                        ------
COMPREHENSIVE INCOME............................                                        $222.7
                                                                                        ======

          The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  880.9    $  192.2
  Receivables, net..........................................     842.6       727.1
  Inventories, net..........................................     578.9       572.4
  Other current assets......................................      80.0        82.7
                                                              --------    --------
          Total current assets..............................   2,382.4     1,574.4
Plant, property and equipment, net..........................     991.6     1,031.2
Deferred income taxes.......................................     367.4       295.3
Goodwill, net...............................................     865.3       859.6
Other assets................................................     442.1       366.5
Net assets of discontinued operations.......................        --       931.4
                                                              --------    --------
                                                              $5,048.8    $5,058.4
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Commercial paper..........................................  $     --    $  698.4
  Accounts payable..........................................     396.2       409.3
  Accrued expenses..........................................     932.9       701.7
  Accrued taxes.............................................     570.1       143.4
  Notes payable and current maturities of long-term debt....     251.6       943.0
                                                              --------    --------
          Total current liabilities.........................   2,150.8     2,895.8
Pension benefits............................................     178.0       165.1
Postretirement benefits other than pensions.................     241.9       263.9
Long-term debt..............................................     515.5       531.2
Other liabilities...........................................     662.6       380.1
                                                              --------    --------
                                                               3,748.8     4,236.1
Shareholders' Equity:
  Common stock: Authorized -- 200,000,000 shares, $1 par
     value per share Outstanding -- 95,967,976 shares and
     118,445,827 shares.....................................      96.0       118.4
  Capital surplus...........................................        --       397.0
  Accumulated other comprehensive income (loss):
     Unrealized gain (loss) on investment securities........      (0.5)        1.6
     Cumulative translation adjustments.....................     (67.0)      116.8
                                                              --------    --------
                                                                 (67.5)      118.4
  Retained earnings.........................................   1,271.5       188.5
                                                              --------    --------
                                                               1,300.0       822.3
                                                              --------    --------
                                                              $5,048.8    $5,058.4
                                                              ========    ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1998         1997        1996
                                                          ---------    ---------    -------
OPERATING ACTIVITIES
Net income..............................................  $ 1,532.5    $   108.1    $ 222.6
Discontinued operations:
  Operating income......................................      (83.2)      (101.8)    (156.2)
  Gain on sales of ITT Automotive.......................   (1,546.9)          --         --
Cumulative effect of accounting change..................         --          5.6         --
                                                          ---------    ---------    -------
Income (loss) from continuing operations................      (97.6)        11.9       66.4
Adjustments to income (loss) from continuing operations:
  Depreciation..........................................      157.5        166.9      177.7
  Amortization..........................................       38.1         30.0        9.6
  Nonrecurring charges..................................      430.5        136.7         --
Change in receivables, inventories, accounts payable,
  and accrued expenses..................................     (137.6)       100.0      (68.1)
Change in accrued and deferred taxes....................     (136.4)       (43.9)      53.8
Other, net..............................................      (66.0)        (3.9)       2.3
                                                          ---------    ---------    -------
  Cash from operating activities........................      188.5        397.7      241.7
                                                          ---------    ---------    -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..............     (212.9)      (212.5)    (176.0)
Acquisitions............................................      (79.6)    (1,026.2)        --
Proceeds from sale of assets............................    3,745.1         21.1      133.4
Other, net..............................................        3.9         (0.8)      (0.1)
                                                          ---------    ---------    -------
  Cash from (used for) investing activities.............    3,456.5     (1,218.4)     (42.7)
                                                          ---------    ---------    -------
FINANCING ACTIVITIES
Short-term debt, net....................................   (1,419.8)     1,058.6     (111.4)
Long-term debt repaid...................................      (61.4)      (259.7)     (66.5)
Long-term debt issued...................................        9.0          1.4        1.1
Repurchase of common stock..............................     (830.8)       (67.8)     (11.4)
Dividends paid..........................................      (70.5)       (71.1)     (53.4)
Other, net..............................................       39.5         36.0       31.1
                                                          ---------    ---------    -------
  Cash from (used for) financing activities.............   (2,334.0)       697.4     (210.5)
                                                          ---------    ---------    -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS......        2.4        (10.9)     (12.1)
                                                          ---------    ---------    -------
CASH FROM (USED FOR) DISCONTINUED OPERATIONS............     (624.7)       204.5       51.3
                                                          ---------    ---------    -------
Increase in cash and cash equivalents...................      688.7         70.3       27.7
Cash and cash equivalents -- beginning of year..........      192.2        121.9       94.2
                                                          ---------    ---------    -------
CASH AND CASH EQUIVALENTS -- END OF YEAR................  $   880.9    $   192.2    $ 121.9
                                                          =========    =========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..............................................  $   121.8    $   111.9    $ 158.7
  Income taxes..........................................  $   107.1    $    84.2    $  24.2

          The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                  SHARES OUTSTANDING                          DOLLARS
                                       -----------------------------------------    ----------------------------
                                          1998           1997           1996          1998       1997      1996
                                       -----------    -----------    -----------    --------    ------    ------
COMMON STOCK
  Beginning balance..................  118,445,827    118,436,579    117,068,833    $  118.4    $118.4    $117.1
  Stock incentive plans..............    1,261,854      2,333,062      1,889,878         1.3       2.3       1.8
  Repurchases........................   (1,262,422)    (2,323,814)      (522,132)       (1.3)     (2.3)     (0.5)
  Stock repurchase program...........  (22,477,283)            --             --       (22.4)       --        --
                                       -----------    -----------    -----------    --------    ------    ------
  Ending Balance.....................   95,967,976    118,445,827    118,436,579    $   96.0    $118.4    $118.4
                                       -----------    -----------    -----------    --------    ------    ------
CAPITAL SURPLUS
  Beginning balance..................                                               $  397.0    $418.2    $398.5
  Stock incentive plans..............                                                   28.7      43.3      31.7
  Repurchases........................                                                  (46.9)    (64.5)    (12.0)
  Stock repurchase program...........                                                 (378.8)       --        --
                                                                                    --------    ------    ------
  Ending Balance.....................                                               $     --    $397.0    $418.2
                                                                                    --------    ------    ------
UNREALIZED GAIN (LOSS) ON INVESTMENT
  SECURITIES, NET OF TAX
  Beginning balance..................                                               $    1.6    $   --    $   --
  Unrealized gain (loss).............                                                   (2.1)      1.6        --
                                                                                    --------    ------    ------
  Ending Balance.....................                                               $   (0.5)   $  1.6    $   --
                                                                                    --------    ------    ------
CUMULATIVE TRANSLATION ADJUSTMENTS
  Beginning balance..................                                               $  116.8    $111.2    $111.1
  Translation of foreign currency
    financial statements.............                                                   21.0      30.8       0.1
  Sale of net foreign investments....                                                 (204.8)    (25.2)       --
                                                                                    --------    ------    ------
  Ending Balance.....................                                               $  (67.0)   $116.8    $111.2
                                                                                    --------    ------    ------
RETAINED EARNINGS
  Beginning balance..................                                               $  188.5    $151.4    $   --
  Net income.........................                                                1,532.5     108.1     222.6
  Common stock dividend declared --
    $.60, $.60 and $.60..............                                                  (68.1)    (71.0)    (71.2)
  Stock repurchase program...........                                                 (381.4)       --        --
                                                                                    --------    ------    ------
  Ending Balance.....................                                               $1,271.5    $188.5    $151.4
                                                                                    --------    ------    ------
TOTAL SHAREHOLDERS' EQUITY...........                                               $1,300.0    $822.3    $799.2
                                                                                    ========    ======    ======

          The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

1. ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

SALES AND REVENUE RECOGNITION: ITT Industries, Inc. (the "Company") recognizes revenues as services are rendered and recognizes sales as products are shipped to customers. Sales from long-term contracts in the Defense business are recognized on the percentage of completion method, generally based on the ratio of units delivered to total units. Losses on long-term contracts are recognized when events and circumstances indicate that a loss will be incurred.

RESEARCH, DEVELOPMENT AND ENGINEERING: Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred, except to the extent recoverable under existing contracts. Approximately 67.4%, 68.4%, and 58.4% of total RD&E costs were expended pursuant to customer contracts for each of the three years ended December 31, 1998, 1997, and 1996, respectively.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES: Most inventories are valued at the lower of cost (first-in, first-out or "FIFO") or market. A full absorption procedure is employed using standard cost techniques that are customarily reviewed and adjusted annually. Potential losses from obsolete and slow-moving inventories are provided for when identified. Goulds' domestic inventories are valued using the last-in, first-out ("LIFO") method and represent 12.3% of total 1998 inventories. There would not have been a material difference in the value of inventories if the FIFO method had been used by the Company to value all inventories.

ASSET IMPAIRMENT LOSSES: The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts.

PLANT, PROPERTY AND EQUIPMENT: Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. The Company normally claims the maximum depreciation deduction allowable for tax purposes. In general, for financial reporting purposes, depreciation is provided on a straight-line basis over the useful economic lives of the assets involved as follows: buildings and improvements -- 5 to 40 years, machinery and equipment -- 2 to 10 years, and other -- 5 to 40 years. Gains or losses on sale or retirement of assets are included in income.

GOODWILL: The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis generally over a 40 year period. Accumulated amortization was $50.8 and $40.6 at December 31, 1998 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION: Balance sheet accounts are translated at the exchange rate in effect at each year-end and income accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the foreign companies are generally the functional currencies. (Gains) losses from foreign currency transactions are reported currently in other operating expenses (income) and were $(2.2), $(5.5), and $(3.1) in 1998, 1997, and 1996, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS: The Company has used a variety of derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps as a means of hedging exposure to interest rate and foreign currency risks. The Company and its subsidiaries are end-users and do not utilize these instruments for speculative purposes. The Company has rigorous standards regarding the financial stability and credit standing of its major counterparties.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

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

EARNINGS PER SHARE: Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive common shares, which include stock options. However, potential common shares are not included in the computation of any diluted per share amount when a loss from continuing operations exists, even when the Company reports net income.

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

RESTATEMENTS: Prior years' financial statements have been restated to reflect the discontinued status of the ITT Automotive businesses sold in 1998, ITT Automotive businesses sold in previous years, and for the new segment structure resulting from the sales of the ITT Automotive businesses and the implementation of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information".

2.  CHANGES IN ACCOUNTING POLICIES

     In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency financial statements, hedges of net foreign investments, and certain investment securities.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, which, for the Company, would be the calendar year beginning January 1, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on reported financial results and has not determined the timing of, or method of, adoption. However, given the current level of the Company's derivative and hedging activities, the impact is not expected to be material.

     In December 1997, the Company changed its method of accounting for reengineering costs incurred in connection with the development and installation of software for internal use in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-13. EITF Issue No. 97-13 requires that reengineering costs which previously could be deferred and amortized be expensed as incurred and costs previously capitalized be written off in the current year.

3.  EARNINGS PER SHARE

     A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                               1998          1997          1996
                                                              ------        ------        ------
                                                                (IN MILLIONS, EXCEPT PER SHARE
                                                                           AMOUNTS)
Basic Earnings Per Share
  Income (loss) from continuing operations available to
    common shareholders.....................................  $(97.6)       $ 11.9        $ 66.4
                                                              ======        ======        ======
  Average common shares outstanding.........................   113.1         118.4         117.9
                                                              ======        ======        ======
Basic earnings per share....................................  $ (.86)       $  .10        $  .56
                                                              ======        ======        ======
Diluted Earnings Per Share
  Income (loss) from continuing operations available to
    common shareholders.....................................  $(97.6)       $ 11.9        $ 66.4
                                                              ======        ======        ======
  Average common shares outstanding.........................   113.1         118.4         117.9
                                                              ------        ------        ------
  Add: Stock options........................................      --(a)        2.6(b)        2.5(b)
                                                              ======        ======        ======
  Average common shares outstanding on a diluted basis......   113.1         121.0         120.4
                                                              ======        ======        ======
Diluted earnings per share..................................  $(.86)        $  .10        $  .55
                                                              ======        ======        ======

---------------
(a) Stock Options of 3,291,544 at the end of 1998 are not included in the computation of diluted earnings per share because the Company has a loss from continuing operations and inclusion of the options would be antidilutive.

(b) Options to purchase 205,900 and 1,924,300 shares of common stock at $31.94 and $25.38 per share were outstanding at December 31, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the annual average market price of the common shares. These options, which expire in 2007 and 2006, were outstanding at the end of the respective periods.

4.  ACQUISITIONS

     On June 25, 1998 the Company acquired Rule Industries, Inc. ("Rule")from Kennametal, Inc. for $62.6. The purchase price exceeded the fair value of the net assets acquired by $53.1 and has been recorded as goodwill, which is being amortized over 40 years. Rule

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
manufactures marine products, including submersible pumps, anchors and compasses, and has annual sales of approximately $25. The Company also made three other small acquisitions during 1998: A.G. Johansons Metallfabrik AB, Sinton Engineering Co. Limited and Sinton (UK) Limited for our Specialty Products segment, and The Great American Gumball Company for our Connectors & Switches segment. These acquisitions were accounted for using the purchase method. The results of these businesses and of Rule were not material in relation to the Company's consolidated results of operations.

     On May 23, 1997, the Company acquired Goulds Pumps, Incorporated (Goulds) for a purchase price of $865.2. Complementing the Company's existing pump businesses, Goulds has been a leader in the manufacture and marketing of high quality pumps for residential, chemical, sewage and drainage, pulp and paper, agricultural, mining, and a variety of other applications. The acquisition was funded with short-term borrowings and was accounted for using the purchase method. The purchase price was allocated to the assets acquired and the liabilities assumed. The excess of the purchase price, plus assumed liabilities of $442, over the fair value of assets acquired was $688 and has been recorded as goodwill which is being amortized generally over a period of 40 years. The operating results of Goulds have been included in the consolidated income statements from the date of acquisition. The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods.

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
                                                               (IN MILLIONS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net sales...................................................  $4,509.8      $4,518.9
Net income..................................................      97.0         204.8
Earnings per share -- Basic.................................       .82          1.74
Earnings per share -- Diluted...............................       .80          1.70

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

     On December 30, 1997, the Company acquired Kaman Sciences Corporation (renamed ITT Systems & Sciences Corporation) for a purchase price of approximately $135. ITT Systems & Sciences Corporation supplies the government with high technology services in information systems. The acquisition was funded with short-term borrowings and was accounted for using the purchase method. The purchase price, plus assumed liabilities of $23, exceeded the fair value of assets acquired by approximately $111, which is being amortized over a 40 year period and has been recorded as goodwill.

     During 1997, the Company also acquired several other businesses at a net cost of $103.7. The results of operations of these businesses and of ITT Systems & Sciences Corporation were not material in relation to the Company's consolidated results of operations.

5. RESTRUCTURING AND NONRECURRING ITEMS

     During 1998, the Company recorded restructuring and other nonrecurring items of $20.1 in the first quarter, $10.7 in the second quarter, and $368.6 in the fourth quarter. The majority of these charges relate to the structural cost reduction program which was announced by the Company on December 2, 1998. In anticipation of a relatively flat economic

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
environment, the Company has undertaken a program to reduce the structural cost of doing business and to increase leverage when historical growth trends resume. The actions taken affect all four segments and include rationalization of operating locations, consolidation of sales and distribution facilities, workforce reductions and product pruning. These actions also include write-downs of businesses to be sold and an increase in reserves for environmental exposures.

     Restructuring and nonrecurring items for the year ended December 31, 1998, are detailed in the table below.

                                                              RESTRUCTURING    WRITE-OFFS    OTHER    TOTAL
                                                              -------------    ----------    -----    ------
Connectors & Switches.......................................     $ 61.2          $ 41.2      $ --     $102.4
Defense Products & Services.................................       20.5            49.1        --       69.6
Pumps & Complementary Products..............................       94.7            52.9        --      147.6
Specialty Products..........................................        4.2             1.5       3.3        9.0
Corporate and Other.........................................        5.0            35.6      30.2       70.8
                                                                 ------          ------      -----    ------
Total.......................................................     $185.6          $180.3      $33.5    $399.4
                                                                 ======          ======      =====    ======

     The projected aggregate cash impact to complete these actions is approximately $188.8. The projected aggregate future cash savings for the period 1999-2003 are approximately $364.2. The projected aggregate future non-cash savings for the same period are approximately $78.1. The projected future cash savings consist of lower facility operating costs and lower salary and wage expenditures. The projected future non-cash savings consist of lower depreciation and goodwill amortization. All of the actions contemplated by the plan are expected to be completed within approximately one year. As of December 31, 1998, approximately $8.4 of the planned cash expenditures have been incurred. Except for environmental remediation costs, which will extend over many years, the majority of the remaining cash expenditures will be incurred in 1999.

     The restructuring activities to be undertaken involve the closure of facilities, sales offices and distribution centers worldwide; facility consolidations; the discontinuance of product lines; and reductions in workforce to reduce costs and improve profitability. In Connectors & Switches, several labor intensive operations in Europe are to be consolidated into a low wage facility in Eastern Europe and other site consolidations will occur to eliminate duplication of processes and to relocate to lower cost areas. Defense Products & Services expects to exit two facilities in the United States. In Pumps & Complementary Products, twenty facilities, including distribution centers, sales offices and manufacturing locations, are being closed and eight product lines are being discontinued. Costs which are not directly related to exit activities and which are expected to benefit future periods, such as costs to relocate and train employees, will be expensed as incurred. Estimated severance costs included in restructuring are $92.5. The Company expects to reduce its workforce by an aggregate of 2,422 persons. As of December 31, 1998, aggregate headcount reductions were 425 persons.

     Asset write-offs have been taken when current events and circumstances indicate that asset values may be impaired using the criteria of SFAS No. 121. Write-offs in Connectors & Switches relate to assets which have become idle or are expected to be taken out of service, because sales volumes have not materialized, and to assets which are deemed to be impaired because their net book values exceeded the estimated future cash flows to be generated by those assets. The majority of the idle assets have no value because of their specialized nature or because of their poor condition and have been written off. The impaired assets have been written down to estimated fair values. Write-offs also include certain capitalized software costs which have no future utility since the business has chosen to implement a new software platform and goodwill in the amount of $6.6 related to two products for which a substantial decline in sales over the next few years is anticipated. Write-offs in Defense Products & Services represent the write-down to

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
fair value of net assets which are expected to be sold in 1999. Estimates of fair values were developed internally based upon anticipated future cash flows to be generated.

     Pumps & Complementary Products undertook a review of certain of its operations where current events and circumstances indicate that asset values may be impaired. It was determined that goodwill of $22.5 related to operations in Venezuela and Mexico had no value, and that assets of the Richter business were overvalued by approximately $9.1. Also included in this charge are write-offs of $11.1 related to information systems which will no longer be used due to migrations to new information system platforms and other asset write-downs of $10.2. At Corporate, the Company has written down to fair value the net assets of three non-core businesses expected to be divested by the end of 1999. Estimated fair values were developed internally based upon preliminary discussions with potential buyers.

     Other at Corporate of $30.2 includes a charge of $44.2, net of expected future recoveries, for anticipated costs to remediate certain environmental sites, and gains on the sale of two non-core businesses. Additional environmental charges of $3.3 were recorded in Specialty Products.

     During 1997, the Company recorded restructuring and nonrecurring charges of $137.8. Most of this charge was recorded in the third quarter, when the Company took several actions to strengthen its operating performance and improve operating efficiencies. The 1997 restructuring charges break down across the business segments as follows: Pumps & Complementary Products $44.1; Specialty Products $12.9; and Corporate and Other $80.8. The charge included $64.7 for the write-down to fair value of the net assets of two non-core businesses expected to be divested and which have since been sold, $57.0 for asset write-offs and severance costs associated with the closure and consolidation of facilities and related workforce reductions of 25 persons, $15.0 to increase environmental reserves, and a $1.1 loss on the sale of a non-core business. The projected cash to complete these actions was $36.4. All cash expenditures contemplated by the charges, except for some minor litigation issues and ongoing environmental remediation efforts, were incurred by the end of 1998.

     At December 31, 1998 and 1997, reserve balances for restructuring activities were $138.4 and $22.2, respectively.

6.  DISCONTINUED OPERATIONS

     On September 28, 1998, the Company closed the sale of its automotive Electrical Systems business to Valeo, SA of France for approximately $1,700. This transaction followed the sale of the Company's Brake and Chassis unit to Continental AG of Germany for approximately $1,930 completed on September 25, 1998. As a result of the sales, these two units, as well as several other small previously sold automotive units, have been accounted for as discontinued operations.

     The revenues and expenses of the discontinued automotive operations have been removed from the consolidated income statements for all periods presented, with the income from discontinued operations, net of tax, reflected below income from continuing operations. The assets and liabilities of the discontinued automotive operations have been reclassified to net assets of discontinued operations in the consolidated balance sheet as of December 31, 1997. The cash used for the operations of the discontinued automotive operations in the consolidated statements of cash flows is reflected in "Cash from (Used for) Discontinued Operations".

     The consolidated balance sheet as of December 31, 1998 reflects accrued taxes of $460.7 resulting from the gain on the sale of the discontinued automotive operations. Management expects the majority of the taxes to be paid by the end of 1999.

     Revenues of the discontinued automotive operations for the nine months ended September 30, 1998 were $3,030.4. Revenues of the discontinued automotive operations for the years ended December 31, 1997 and 1996 were $4,627.1 and $5,031.6, respectively.

     In 1998, the Company reported operating income, net of tax, from discontinued operations of $83.2. This amount included $101.7 of after-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
tax income from the Company's discontinued automotive operations, partially offset by $18.5 of after-tax expense for adjustments of reserves relating to ITT Financial, which was reflected as a discontinued operation starting in 1994 and the majority of which was sold in 1995.

     See Note 19 "Commitments and Contingencies" for further information regarding various claims and legal actions relating to dispositions of businesses, including the dispositions of most of the Company's automotive businesses referred to herein.

7.  MISCELLANEOUS INCOME (EXPENSE)

     Miscellaneous income (expense) includes the following:

                                                              1998     1997     1996
                                                              -----    -----    ----
Earnings (losses) of companies on an equity basis...........  $(1.1)   $(2.1)   $0.8
Other income (expense)......................................   (1.9)    (4.0)    0.2
                                                              -----    -----    ----
                                                              $(3.0)   $(6.1)   $1.0
                                                              =====    =====    ====

8.  INCOME TAXES
     Income tax data from continuing operations is as follows:

                                                               1998       1997      1996
                                                              -------    ------    ------
Pretax income (loss)
  U.S.......................................................  $(142.0)   $ (4.0)   $ 49.3
  Foreign...................................................    (18.0)     23.5      61.4
                                                              -------    ------    ------
                                                              $(160.0)   $ 19.5    $110.7
                                                              =======    ======    ======
(Provision) benefit for income tax
Current
  U.S. federal..............................................  $  14.8    $(36.6)   $(30.6)
  State and local...........................................     (7.3)     (2.9)     (2.9)
  Foreign...................................................     15.7     (38.7)    (18.5)
                                                              -------    ------    ------
                                                                 23.2     (78.2)    (52.0)
                                                              -------    ------    ------
Deferred
  U.S. federal..............................................     48.0      40.3      13.4
  State and local...........................................     (0.1)      0.7       0.3
  Foreign...................................................     (8.7)     29.6      (6.0)
                                                              -------    ------    ------
                                                                 39.2      70.6       7.7
                                                              -------    ------    ------
Total income tax (expense) benefit..........................  $  62.4    $ (7.6)   $(44.3)
                                                              =======    ======    ======

     A reconciliation of the tax (provision) benefit at the U.S. statutory rate to the effective income tax (expense) benefit rate as reported is as follows:

                                                              1998    1997     1996
                                                              ----    -----    -----
Tax (provision) benefit at U.S. statutory rate..............  35.0%   (35.0)%  (35.0)%
Foreign tax rate differential...............................   2.0     (4.8)    (2.8)
Taxes on repatriation of foreign earnings...................   5.7     (4.9)    (7.4)
State income taxes, net of federal benefit..................  (3.0)    (7.2)    (1.5)
Goodwill....................................................  (5.3)   (19.0)    (0.3)
Research & expenditures credit..............................   3.9     18.7      0.8
Tax audit issues............................................    --       --      7.7
Tax benefit of foreign sales corporation....................   0.8      7.9       --
Other.......................................................  (0.1)     5.3     (1.5)
                                                              ----    -----    -----
Effective income tax (expense) benefit rate.................  39.0%   (39.0)%  (40.0)%
                                                              ====    =====    =====

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Employee benefits...........................................  $ 26.9    $ 83.4
Accelerated depreciation....................................   (92.8)    (57.2)
Reserves....................................................   357.8     144.4
Long-term contracts.........................................     7.7      11.9
Uniform capitalization......................................    11.3      14.1
Loss carryforward...........................................      --      39.5
Other.......................................................    31.7      28.6
                                                              ------    ------
                                                              $342.6    $264.7
                                                              ======    ======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of approximately $361.0, since these amounts are permanently reinvested.

     Shareholders' equity at December 31, 1998 and 1997 reflects tax benefits related to the exercise of stock options of approximately $4.5 and $7.9, respectively.

9.  RECEIVABLES, NET

     Receivables consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Trade.......................................................  $753.5    $719.3
Accrued for completed work..................................    22.3      26.8
Other.......................................................    89.5        --
Less -- reserves............................................   (22.7)    (19.0)
                                                              ------    ------
                                                              $842.6    $727.1
                                                              ======    ======

10.  INVENTORIES, NET

     Inventories consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Finished goods..............................................  $ 206.2    $ 275.0
Work in process.............................................    511.6      379.3
Raw materials...............................................    209.8      219.0
Less -- reserves............................................   (115.0)     (67.2)
    -- progress payments....................................   (233.7)    (233.7)
                                                              -------    -------
                                                              $ 578.9    $ 572.4
                                                              =======    =======

11.  OTHER CURRENT ASSETS

     At December 31, 1998 and 1997, other current assets consist primarily of advance payments on contracts and prepaid expenses.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

12.  PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Land and improvements.......................................  $    51.5    $    61.1
Buildings and improvements..................................      346.7        366.3
Machinery and equipment.....................................    1,295.8      1,277.0
Construction work in progress...............................      103.9         95.8
Other.......................................................      509.1        489.1
                                                              ---------    ---------
                                                                2,307.0      2,289.3
Less accumulated depreciation and amortization..............   (1,315.4)    (1,258.1)
                                                              ---------    ---------
                                                              $   991.6    $ 1,031.2
                                                              =========    =========

13.  OTHER ASSETS

At December 31, 1998 and 1997, other assets consist primarily of prepaid pension and employee benefit plan costs, equity investments, and expected recoveries from third parties in relation to environmental and other claims.

14.  LEASES AND RENTALS

Rental expenses under operating leases were $45.3, $55.0 and $49.4 for 1998, 1997 and 1996, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 1998 are shown below. Future commitments under capital leases are not significant.

1999........................................................    $ 48.5
2000........................................................      37.6
2001........................................................      28.5
2002........................................................      19.7
2003........................................................      18.8
2004 and thereafter.........................................      71.8
                                                                ------
Total minimum lease payments................................    $224.9
                                                                ======

15.  DEBT

Debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Commercial paper............................................  $    --    $  698.4
                                                              =======    ========
Bank loans and other short-term.............................  $ 201.6    $  895.5
Long-term...................................................    561.1       574.5
Capital lease obligations...................................      4.4         4.2
                                                              -------    --------
                                                                767.1     1,474.2
Less -- current maturities..................................   (251.6)     (943.0)
                                                              -------    --------
Long-term debt..............................................  $ 515.5    $  531.2
                                                              =======    ========

     The weighted average interest rate for bank loans and other short-term borrowings was 3.61% and 4.98% at December 31, 1998 and 1997, respectively. The fair value of the Company's bank loans and other short-term loans approximate carrying value. The estimated fair value of long-term debt at December 31, 1998 and 1997 was $626.8 and $653.7, respectively, based on discounted cash flows using the Company's incremental borrowing rates for similar maturities.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The Company maintains a revolving credit agreement which expires in November, 2000 with 61 domestic and foreign banks providing aggregate commitments of $1.5 billion. These commitments were unused at December 31, 1998. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (LIBOR), plus a spread which reflects the Company's debt rating. The provisions of these agreements require the Company to maintain certain financial ratios and restrict indebtedness. Commitment fees on these revolving credit agreements range from .060% to .150% of the total commitment, based on the Company's current debt ratings.

     Long-term debt and capital lease maturities and interest rate percentages as of December 31, 1998 were:

                                            BELOW     6.0-      7.0-     8.0-     9.0-     OVER
                                             6.0      6.99      7.99     8.99     9.99     10.0     TOTAL
                                            -----    ------    ------    -----    -----    -----    ------
1999......................................  $ 5.6    $  8.4    $  5.1    $ 0.1    $  --    $30.8    $ 50.0
2000......................................    7.6       0.3       6.9      0.2       --       --      15.0
2001......................................    1.0      58.9       0.7     13.8     18.9       --      93.3
2002......................................    0.9       3.9       0.7      0.2       --       --       5.7
2003......................................    0.2       0.2       0.7     13.7       --       --      14.8
Thereafter................................   46.1      31.9     289.5     28.6     32.8       --     428.9
                                            -----    ------    ------    -----    -----    -----    ------
Total --1998..............................  $61.4    $103.6    $303.6    $56.6    $51.7    $30.8    $607.7
                                            =====    ======    ======    =====    =====    =====    ======
Total -- 1997.............................  $58.9    $102.0    $310.4    $79.2    $49.3    $25.8    $625.6
                                            =====    ======    ======    =====    =====    =====    ======

     The above balances as of December 31, 1998 and 1997 include amortizable debt discounts of $42.2 and $46.9, respectively. Assets pledged to secure indebtedness (including mortgage loans) amount to approximately $53.4 as of December 31, 1998.

16.  FINANCIAL INSTRUMENTS

The Company uses a variety of derivative financial instruments, including interest rate swaps, foreign currency forward contracts and/or swaps, and on a limited basis, commodity collar contracts, as a means of hedging exposure to interest rates, foreign currency, and commodity price risks.

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

FINANCING STRATEGIES AND INTEREST RATE RISK MANAGEMENT: The Company maintains a global debt portfolio to fund its operations. The Company and its subsidiaries at times use interest rate and cross currency interest rate swaps to manage the Company's debt portfolio, the related financing costs, and interest rate structure.

     At December 31, 1998 and 1997, the Company had interest rate swaps outstanding with notional values totaling DM 150 million. These swaps were designed to manage the interest exposure of the Company's short-term debt. During 1997, the Company effectively terminated interest rate swaps with notional values totaling DM 260 million and original maturities ranging from 1998 to 2000 by entering into offsetting swaps with identical terms and maturities. These swaps and related counterswaps were accounted for at fair market value at the time of termination. Related gains and losses were recorded in income because such swaps no longer were deemed effective as hedges of the Company's underlying Deutsche Mark debt. The outstanding DM 150 million interest rate swap agreements maturing in the year 2000 require the Company to pay interest at fixed rates averaging 6.96% and receive interest at floating rates based on the Frankfurt Interbank Offered Rate which averaged 3.25% on December 31, 1998.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     At December 31, 1997, the Company held cross currency interest rate swap agreements, with notional values totaling approximately $212. These swaps were terminated on August 17, 1998.

FOREIGN CURRENCY RISK MANAGEMENT: The Company and its subsidiaries have significant foreign operations and conduct business in various foreign currencies. The Company and its subsidiaries may periodically hedge transactions in currencies other than their own functional currency and non-functional currency cash flows and obligations, including intercompany financings. Changes in the spot rate of debt instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of shareholders' equity. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

     At December 31, 1998, the Company held foreign currency forward and swap contracts with notional amounts totaling approximately $460 to hedge foreign currency exposures. The Company's most significant foreign currency exposures are in the Deutsche Mark, Belgian Franc, and Swedish Krona. The majority of these contracts mature as of March 31, 1999.

COMMODITY PRICE RISK MANAGEMENT: The Company has utilized commodity derivatives, on a limited basis, to hedge its anticipated purchases of non-ferrous metals used in the production of certain pump products. As of December 31, 1997, the Company held two zero cost collars with a total notional amount of $3.5, with a weighted average ceiling of $2,500 (in whole dollars) per metric ton and with a weighted average floor of $2,034 (in whole dollars) per metric ton. These contracts matured in 1998. At December 31, 1998, the Company did not have any commodity derivatives.

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS: The fair values of the Company's derivative financial instruments are as follows:

                                                                       (PAYABLE)/RECEIVABLE
                                                              ---------------------------------------
                                                                DEC. 31, 1998        DEC. 31, 1997
                                                              -----------------    ------------------
                                                              CARRYING    FAIR     CARRYING     FAIR
                                                               AMOUNT     VALUE     AMOUNT     VALUE
                                                              --------    -----    --------    ------
Interest rate swaps.........................................   $(3.7)     $(8.5)    $ (6.1)    $(11.5)
Cross currency interest rate swaps..........................   $  --      $ --      $ 38.7     $ 44.1
Currency forwards/swaps.....................................   $(1.9)     $(2.1)    $  4.8     $ (0.3)
Commodity collars...........................................   $  --      $ --      $   --     $ (0.3)

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

FOREIGN CURRENCY EXCHANGE CONTRACTS: The fair values associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

17.  EMPLOYEE BENEFIT PLANS

PENSION PLANS: The Company and its subsidiaries sponsor numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments and real estate. In addition to Company sponsored pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company's contribution to such plans amounted to $1.1, $3.9, and $3.9 for the years ended 1998, 1997, and 1996, respectively.

POSTRETIREMENT HEALTH AND LIFE:  The Company and its subsidiaries provide health

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
care and life insurance benefits for certain eligible retired employees. The Company has prefunded a portion of the health care and life insurance obligations, where such prefunding can be accomplished on a tax effective basis. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments, and real estate.

INVESTMENT AND SAVINGS PLANS: The Company sponsors numerous defined contribution savings plans which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $17.9, $14.6 and $13.9 for the years ended 1998, 1997 and 1996, respectively.

     The first table below contains a reconciliation of the changes in the benefit obligations, the changes in plan assets, and the weighted average assumptions for the periods ending December 31, 1998 and 1997, respectively. The second table below contains the components of net periodic benefit cost for the years ended 1998, 1997, and 1996, respectively.

                                                                    PENSION             OTHER BENEFITS
                                                              --------------------    ------------------
                                                                1998        1997       1998       1997
                                                              --------    --------    -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $3,055.5    $2,719.7    $ 423.0    $ 363.3
Service cost................................................      58.4        54.2        4.8        5.0
Interest cost...............................................     215.4       211.5       29.5       28.7
Amendments made during the year.............................     (25.3)        0.3         --         --
Actuarial loss..............................................     206.3       177.6       23.6       16.5
Obligations of acquired companies (transferred to others)...      32.4       118.5       (4.8)      40.0
Benefits paid...............................................    (205.5)     (204.3)     (33.0)     (30.5)
Effect of currency translation..............................      (3.1)      (22.0)        --         --
                                                              --------    --------    -------    -------
Benefit obligation at end of year...........................  $3,334.1    $3,055.5    $ 443.1    $ 423.0
                                                              ========    ========    =======    =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $3,067.7    $2,595.2    $ 187.5    $ 164.7
Actual return on plan assets................................     445.3       551.8       20.3       28.5
Assets of acquired companies (transferred to others)........      29.6       111.4         --         --
Employer contributions......................................      55.9        17.3         --         --
Employee contributions......................................       1.0         0.9         --         --
Benefits paid...............................................    (206.0)     (202.3)      (4.0)      (5.7)
Effect of currency translation..............................      (4.9)       (6.6)        --         --
                                                              --------    --------    -------    -------
Fair value of plan assets at end of year....................  $3,388.6    $3,067.7    $ 203.8    $ 187.5
                                                              ========    ========    =======    =======
Funded status...............................................  $   54.5    $   12.2    $(239.3)   $(235.5)
Unrecognized net transition (asset).........................     (11.3)      (15.3)        --         --
Unrecognized net actuarial (gain) loss......................     (66.2)      (84.8)      22.6        1.5
Unrecognized prior service cost.............................      53.3        88.7      (25.2)     (29.9)
                                                              --------    --------    -------    -------
Prepaid (accrued) benefit cost recognized in the balance
  sheet.....................................................  $   30.3    $    0.8    $(241.9)   $(263.9)
                                                              ========    ========    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate...............................................      6.70%       7.25%      6.75%      7.25%
Expected return on plan assets..............................      9.63%       9.73%      9.75%      9.75%
Rate of future compensation increase........................      4.91%       5.01%      5.00%      5.00%

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                                         PENSION                     OTHER BENEFITS
                                              -----------------------------    --------------------------
                                               1998       1997       1996       1998      1997      1996
                                              -------    -------    -------    ------    ------    ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................  $  58.4    $  54.2    $  51.0    $  4.8    $  5.0    $  4.0
Interest cost...............................    215.4      211.5      195.6      29.5      28.7      27.9
Expected return on plan assets..............   (252.4)    (230.8)    (208.5)    (18.1)    (15.5)    (14.1)
Amortization of transitional obligation
  (asset)...................................     (5.9)      (5.9)      (5.8)       --        --        --
Amortization of net actuarial (gain) loss...      6.4        7.4       19.0      (1.3)     (1.4)      0.1
Amortization of prior service cost..........     10.7       11.4       12.2      (4.7)     (4.7)     (4.7)
                                              -------    -------    -------    ------    ------    ------
Net periodic benefit cost...................  $  32.6    $  47.8    $  63.5    $ 10.2    $ 12.1    $ 13.2
                                              -------    -------    -------    ------    ------    ------

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 7.8% for 1998, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $25.2 and the aggregate service and interest cost components by $2.1; a decrease of one percent in the trend rate would reduce the benefit obligation by $22.1 and the aggregate service and interest cost components by $1.8. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

18.  SHAREHOLDERS' EQUITY

CAPITAL STOCK: The Company has authority to issue an aggregate of 250,000,000 shares of capital stock, of which 200,000,000 have been designated as "Common Stock" having a par value of $1 per share and 50,000,000 have been designated as "Preferred Stock" not having any par or stated value. Of the shares of Preferred Stock, 300,000 shares have initially been designated as "Series A Participating Cumulative Preferred Stock" (the "Series A Stock"). Such Series A Stock is issuable pursuant to the provisions of a Rights Agreement dated as of November 1, 1995 between the Company and The Bank of New York, as Rights Agent (the "Rights Agreement"). Capitalized terms herein not otherwise defined are as defined in the Rights Agreement.

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

     As of December 31, 1998 and 1997, 49,180,032 shares and 26,702,181 shares of Common Stock were held in treasury, respectively.

STOCK INCENTIVE PLANS: The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods. Certain options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or over a three-year period commencing with the date of grant. The remaining options become exercisable over a three-year period commencing with the date of grant. The exercise price per share is the fair

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
market value on the date each option is granted. In 1998 and 1997, the Company made shares available for the exercise of stock options by purchasing shares in the open market. During 1996, the Company made shares available from shares held by the Company in treasury and from purchasing shares in the open market.

     A summary of the status of the Company's stock option incentive plans as of December 31, 1998, 1997, and 1996, and changes during the years then ended is presented below (shares in thousands):

                                               1998                   1997                   1996
                                        -------------------    -------------------    -------------------
                                         WEIGHTED-AVERAGE       WEIGHTED-AVERAGE       WEIGHTED-AVERAGE
                                                   EXERCISE               EXERCISE               EXERCISE
                                        SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                        -------    --------    -------    --------    -------    --------
Outstanding at beginning of year......   11,457     $19.31      11,764     $17.53      11,619     $15.76
Granted...............................    2,108      31.18       2,367      25.60       2,114      25.32
Exercised.............................   (1,255)     19.62      (2,324)     16.21      (1,879)     15.08
Canceled or expired...................     (135)     28.11        (350)     22.44         (90)     24.11
                                        -------     ------     -------     ------     -------     ------
Outstanding at end of year............   12,175     $21.24      11,457     $19.31      11,764     $17.53
                                        =======     ======     =======     ======     =======     ======
Options exercisable at year-end.......   10,347     $19.47      10,573     $18.92       7,817     $15.14
                                        =======     ======     =======     ======     =======     ======
Weighted-average fair value of options
  granted during the year.............              $11.68                 $ 8.53                 $ 6.87
                                                    ======                 ======                 ======

     The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                1998       1997      1996
                                                              --------    ------    ------
Net income
  As reported...............................................  $1,532.5    $108.1    $222.6
    Pro forma...............................................   1,520.1      99.0     214.8
Basic earnings per share
  As reported...............................................  $  13.55    $  .91    $ 1.89
    Pro forma...............................................     13.44       .84      1.82
Diluted earnings per share
  As reported...............................................  $  13.55    $  .89    $ 1.85
    Pro forma...............................................     13.44       .82      1.78

     Because the method of accounting prescribed by SFAS No. 123 is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma effect may not be representative of that expected in future years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 1998, 1997, and 1996: dividend yield of 2.14%, 2.35%, and 2.40%, respectively; expected volatility of 38%, 31%, and 23%, respectively; expected life of six years; and risk-free interest rate of 5.66%, 6.45%, and 6.15%, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The following table summarizes information about the Company's stock options at December 31, 1998 (shares in thousands):

                                        OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                            --------------------------------------------   -------------------------
                                     WEIGHTED-AVERAGE
         RANGE OF                       REMAINING       WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
     EXERCISE PRICES        NUMBER   CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER    EXERCISE PRICE
     ---------------        ------   ----------------   ----------------   ------   ----------------
$ 8.31 --  9.89...........  1,098    2.4 years               $ 8.84         1,098        $ 8.84
 13.78 -- 17.91...........  3,452    5.3 years                15.73         3,452         15.73
 20.32 -- 28.38...........  5,424    7.2 years                23.19         5,423         23.19
 31.13 -- 37.50...........  2,201    9.0 years                31.25           374         31.27
                           ------    ---------               ------        ------        ------
                           12,175                                          10,347
                           ======                                          ======

     As of December 31, 1998, 3,275,000 shares were available for future grants. Effective January 1, 1999, option shares available for future grants increased to 5,452,000 as a result of the annual limitation formula established in the ITT Industries, Inc. 1994 Incentive Stock Plan. The incentive stock plan also provides for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged, or pledged. During 1998, pursuant to the ITT Industries, Inc. 1996 Restricted Stock Plan for Non-Employee Directors, the Company awarded 10,688 restricted shares with five-year restriction periods in payment of the annual retainer for such directors.

19.  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are involved in various claims and other legal actions including those related to government contracts, environmental issues, dispositions of businesses, and other matters. Some of these claims and other actions include claims for substantial amounts. Reserves have been established where the outcome is probable and can be reasonably estimated. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. As of December 31, 1998, the Company or its subsidiaries are responsible, or are alleged to be responsible for environmental investigation and remediation at sites in North America and Europe. The Company has received notice that it is considered a potentially responsible party (PRP) at a number of those sites by the United States Environmental Protection Agency (EPA) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or its state equivalent. In many of these proceedings, the Company's liability is considered de minimis. In Glendale, California, the Company is involved in an EPA proceeding relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. Currently, the Company is involved with the PRPs in funding the cleanup required by the EPA. The Company has filed a suit against its insurers for recovery of the costs it has incurred in connection with this and other environmental matters.

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1 "Accounting Policies". In management's opinion, the total amounts accrued and related receivables are appropriately based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. In the event that future remediation expenditures are in excess of

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

20.  BUSINESS SEGMENT INFORMATION

                                                 DEFENSE        PUMPS &                   DISPOSITIONS,
                                 CONNECTORS &   PRODUCTS &   COMPLEMENTARY   SPECIALTY       OTHER &
                                   SWITCHES      SERVICES      PRODUCTS      PRODUCTS    ELIMINATIONS(B)   CORPORATE    TOTAL
                                 ------------   ----------   -------------   ---------   ---------------   ---------   --------
1998
Sales and revenues.............    $ 527.9       $1,293.4      $1,770.0       $849.3        $   52.1       $     --    $4,492.7
Operating income (loss):
  Before restructuring and
    nonrecurring items.........       52.7           97.9         145.5         90.9             5.4          (67.6)      324.8
  Restructuring and
    nonrecurring items.........     (102.4)         (69.6)       (147.6)        (9.0)           31.0         (101.8)     (399.4)
                                   -------       --------      --------       ------        --------       --------    --------
  After restructuring and
    nonrecurring items.........      (49.7)          28.3          (2.1)        81.9            36.4         (169.4)      (74.6)
Earnings of companies on an
  equity basis.................       (0.3)          (1.6)          0.5          0.3              --             --        (1.1)
                                   -------       --------      --------       ------        --------       --------    --------
Total segment profit...........      (50.0)          26.7          (1.6)        82.2            36.4         (169.4)      (75.7)
Net interest expense...........                                                                                           (82.4)
Miscellaneous income
  (expense)(a).................                                                                                            (1.9)
                                                                                                                       --------
Income (loss) from continuing
  operations before income
  taxes........................                                                                                        $ (160.0)
                                                                                                                       ========
Long-lived assets..............      128.3          122.8         347.3        206.8           156.5           29.9       991.6
Investment in companies on an
  equity basis.................        0.1           13.2          11.9          5.1              --            0.5        30.8
Total assets...................      333.1          644.8       1,741.1        588.3           252.6        1,488.9     5,048.8
Gross plant additions..........       39.2           26.4          75.1         53.5             5.1           13.6       212.9
Depreciation...................       33.9           25.3          56.6         34.3             5.3            2.1       157.5
Amortization...................        1.0            3.1          20.6          7.3             6.1             --        38.1
1997
Sales and revenues.............    $ 537.7       $1,095.7      $1,460.2       $823.2        $  290.8       $     --    $4,207.6
Operating income (loss):
  Before restructuring and
    nonrecurring items.........       41.9           81.4         130.2         89.6            (4.1)         (59.9)      279.1
  Restructuring and
    nonrecurring items.........         --             --         (44.1)       (12.9)          (65.8)         (15.0)     (137.8)
                                   -------       --------      --------       ------        --------       --------    --------
  After restructuring and
    nonrecurring items.........       41.9           81.4          86.1         76.7           (69.9)         (74.9)      141.3
Earnings of companies on an
  equity basis.................       (0.5)          (2.5)          1.0         (0.1)             --             --        (2.1)
                                   -------       --------      --------       ------        --------       --------    --------
Total segment profit...........       41.4           78.9          87.1         76.6           (69.9)         (74.9)      139.2
Net interest expense...........                                                                                          (115.7)
Miscellaneous income
  (expense)(a).................                                                                                            (4.0)
                                                                                                                       --------
Income (loss) from continuing
  operations before income
  taxes........................                                                                                        $   19.5
                                                                                                                       ========
Long-lived assets..............      135.1          121.5         355.0        219.2           172.6           27.8     1,031.2
Investment in companies on an
  equity basis.................        0.5           13.2          14.4          4.7              --            1.1        33.9
Total assets...................      323.6          585.1       1,818.7        504.7         1,274.5          551.8     5,058.4
Gross plant additions..........       31.8           35.6          53.9         53.7            30.5            7.0       212.5
Depreciation...................       33.6           24.7          44.3         32.4            29.8            2.1       166.9
Amortization...................        1.5            0.3          16.1         10.1             2.0             --        30.0

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                                 DEFENSE        PUMPS &                   DISPOSITIONS,
                                 CONNECTORS &   PRODUCTS &   COMPLEMENTARY   SPECIALTY       OTHER &
                                   SWITCHES      SERVICES      PRODUCTS      PRODUCTS    ELIMINATIONS(B)   CORPORATE    TOTAL
                                 ------------   ----------   -------------   ---------   ---------------   ---------   --------
1996
Sales and revenues.............    $ 501.3       $1,011.9      $1,018.1       $780.9        $  432.3       $     --    $3,744.5
Operating income (loss):
  Before restructuring and
    nonrecurring items.........       34.0           73.2          91.5         96.0             4.9          (53.6)      246.0
  Restructuring and
    nonrecurring items.........         --             --            --           --              --             --          --
                                   -------       --------      --------       ------        --------       --------    --------
  After restructuring and
    nonrecurring items.........       34.0           73.2          91.5         96.0             4.9          (53.6)      246.0
Earnings of companies on an
  equity basis.................       (0.3)          (1.9)          1.9          1.1              --             --         0.8
                                   -------       --------      --------       ------        --------       --------    --------
Total segment profit...........       33.7           71.3          93.4         97.1             4.9          (53.6)      246.8
Net interest expense...........                                                                                          (136.3)
Miscellaneous income
  (expense)(a).................                                                                                             0.2
                                                                                                                       --------
Income (loss) from continuing
  operations before income
  taxes........................                                                                                        $  110.7
                                                                                                                       ========
Long-lived assets..............      145.2          102.5         168.9        201.3           333.9           22.6       974.4
Investment in companies on an
  equity basis.................        3.3            8.6           7.6          5.5              --             --        25.0
Total assets...................      360.2          412.9         627.6        463.5         1,568.8          543.9     3,976.9
Gross plant additions..........       31.8           22.2          35.6         32.5            50.5            3.4       176.0
Depreciation...................       31.4           27.3          30.7         30.2            56.0            2.1       177.7
Amortization...................        0.6            0.3           4.1          7.0            (2.4)            --         9.6

---------------
(a) Excludes earnings of companies on an equity basis

(b) Includes net assets from discontinued operations 1997 -- $931.4, 1996 -- $1,047.3

                                                  SALES AND REVENUES                LONG-LIVED ASSETS
                                           --------------------------------    ----------------------------
                                             1998        1997        1996       1998       1997       1996
                                           --------    --------    --------    ------    --------    ------
GEOGRAPHICAL INFORMATION
United States............................  $2,570.4    $2,377.3    $2,047.1    $639.0    $  679.1    $509.9
Western Europe...........................   1,227.8     1,229.6     1,167.2     312.3       308.2     436.9
Asia Pacific.............................     280.5       260.2       269.7      22.6        25.6      10.9
Other....................................     414.0       340.5       260.5      17.7        18.3      16.7
                                           --------    --------    --------    ------    --------    ------
Total Segments...........................  $4,492.7    $4,207.6    $3,744.5    $991.6    $1,031.2    $974.4
                                           ========    ========    ========    ======    ========    ======

                                                                1998        1997        1996
                                                              --------    --------    --------
SALES AND REVENUES BY PRODUCT CATEGORY
Pumps & Complementary Products..............................  $1,767.8    $1,457.3    $1,015.8
Defense Products............................................     765.7       720.1       676.7
Connectors & Switches.......................................     577.7       591.7       550.3
Defense Services............................................     527.7       375.6       335.2
Fluid Handling..............................................     362.2       366.0       355.9
Brakes......................................................     150.6       146.9       126.2
Engineered Valves...........................................     116.5       108.7       105.7
Shock Absorbers.............................................      91.5        85.6        85.8
Marine Products.............................................      87.8        76.9        73.0
Measuring Devices...........................................      17.3        78.6        72.7
Semiconductors..............................................        --       162.3       254.8
Other.......................................................      27.9        37.9        92.4
                                                              --------    --------    --------
Total.......................................................  $4,492.7    $4,207.6    $3,744.5
                                                              ========    ========    ========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Combined Defense Products & Services had sales and revenues from the United States government of $1,008.6, $925.2 and $869.9 for 1998, 1997, and 1996,
respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

CONNECTORS & SWITCHES: This business, formerly included within the "Defense & Electronics" segment, consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in telecommunications, computing, aerospace and industrial applications as well as network services. The Connectors & Switches segment represents about 12% of the Company's sales and revenues and 16% of its operating income before restructuring and nonrecurring items.

DEFENSE PRODUCTS & SERVICES: The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 33% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 78%, 85% and 86% of 1998, 1997, and 1996 Defense Products & Services sales and revenues, respectively, were to the U.S. government. The Defense Products & Services segment, represents about 29% of the Company's sales and revenues and 30% of its operating income before restructuring and nonrecurring items.

PUMPS & COMPLEMENTARY PRODUCTS: This segment contains the Company's pump businesses, including brands such as Flygt(R), Goulds(R), Bell & Gossett(R), A-C Pump(R), Lowara(R) and Vogel(R), making the Company the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers and related products with brands such as McDonnell & Miller(R) and ITT Standard(R) brand names in addition to those mentioned above. This segment represents approximately 39% of the Company's sales and revenues and approximately 45% of its operating income before restructuring and nonrecurring items.

SPECIALTY PRODUCTS: Businesses in the Specialty Products segment produce engineered valves and switches for industrial and aerospace applications, products for the marine and leisure markets, fluid handling materials such as stainless steel and flexible tubing for various industrial markets, and specialty shock absorbers and brake friction materials for the transportation industry. The Specialty Products segment accounts for approximately 19% of the Company's sales and revenues and approximately 28% of its operating income before restructuring and nonrecurring items.

DISPOSITIONS AND OTHER: This includes the operating results and assets of units other than "Discontinued Operations", including ITT Community Development Corporation, ITT Semiconductors, other non-core businesses, and other businesses which have been sold.

CORPORATE: This primarily includes the operating results, and assets of corporate headquarters.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

21.  QUARTERLY RESULTS FOR 1998 AND 1997

                                                                      THREE MONTHS ENDED
                                                   --------------------------------------------------------
                                                   MAR. 31     JUNE 30     SEPT. 30    DEC. 31       YEAR
                                                   --------    --------    --------    --------    --------
                                                      IN MILLIONS, EXCEPT PER SHARE AMOUNTS; (UNAUDITED)
1998
Sales and revenues...............................  $1,099.2    $1,125.3    $1,048.0    $1,220.2    $4,492.7
Costs of sales and revenues(a)...................     848.8       850.5       798.5       935.7     3,433.5
Income (loss) from continuing operations(b)......       8.0        30.2        26.9      (162.7)      (97.6)
Net income (loss)................................      55.6        69.3     1,588.8      (181.2)    1,532.5
Income (loss) from continuing operations per
  share
  -- Basic.......................................  $    .07    $    .25    $    .23    $  (1.59)   $   (.86)
  -- Diluted.....................................  $    .07    $    .25    $    .23    $  (1.59)   $   (.86)
Net income (loss) per share
  -- Basic(c)....................................  $    .47    $    .59    $  13.82    $  (1.77)   $  13.55
  -- Diluted(c)..................................  $    .46    $    .57    $  13.45    $  (1.77)   $  13.55
Common stock information
Price range: High................................  $  38.94    $  38.44    $  38.13    $  40.88    $  40.88
           Low...................................  $  28.13    $  32.88    $  29.50    $  30.69    $  28.13
           Close.................................  $  38.06    $  37.38    $  33.88    $  39.75    $  39.75
Dividends per share..............................  $    .15    $    .15    $    .15    $    .15    $    .60
1997
Sales and revenues...............................  $  928.9    $1,020.7    $1,077.4    $1,180.6    $4,207.6
Costs of sales and revenues(a)...................     734.1       792.4       836.6       886.2     3,249.3
Income (loss) from continuing operations(d)......      10.5        28.6       (65.4)       38.2        11.9
Cumulative effect of accounting change...........        --          --          --        (5.6)       (5.6)
Net income (loss)................................      44.3        82.6       (91.1)       72.3       108.1
Income (loss) from continuing operations per
  share
  -- Basic.......................................  $    .09    $    .24    $   (.55)   $    .32    $    .10
  -- Diluted.....................................  $    .09    $    .24    $   (.55)   $    .32    $    .10
Net income (loss) per share
  -- Basic.......................................  $    .37    $    .70    $   (.77)   $    .61    $    .91
  -- Diluted.....................................  $    .37    $    .69    $   (.77)   $    .60    $    .89
Common stock information
Price range: High................................  $  26.38    $  27.75    $  33.69    $  33.38    $  33.69
           Low...................................  $  22.38    $  22.13    $  25.00    $  28.75    $  22.13
           Close.................................  $  22.38    $  25.75    $  33.19    $  31.38    $  31.38
Dividends per share..............................  $    .15    $    .15    $    .15    $    .15    $    .60

---------------
(a) Includes research, development, and engineering expenses.

(b) Income from continuing operations in 1998 for the quarters ended March 31, June 30, and Dec. 31, include charges of $12.3, $6.5, and $224.8 after-tax, for restructuring and nonrecurring items as described in Note 5.

(c) Quarterly and full year earnings per share amounts were calculated independently based on the average common shares and potentially dilutive shares applicable to each period. Because of the repurchase of common stock in 1998, the sum of the four quarters does not equal the calculation for the full year 1998.

(d) Income from continuing operations in 1997 for the quarters ended June 30 and Sept. 30, include charges of $0.7 and $83.3, after-tax, for restructuring and nonrecurring items as described in Note 5.

     The above table reflects the range of market prices of the Company's common stock for 1998 and 1997. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company's common stock is traded, under the symbol "IIN". The Company's common stock is listed on the following exchanges: Frankfurt, London, Midwest, New York, Pacific, and Paris.

     During the period from January 1, 1999 through February 28, 1999, the high and low reported market prices of the Company's common stock were $40.88 and $37.50. The Company declared dividends of $.15 per common share in the first quarter of 1999. There were approximately 52,371 holders of record of the Company's common stock on February 28, 1999.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                      BALANCE    CHARGED TO                 WRITE-OFF/
                                        AT       COSTS AND    TRANSLATION    PAYMENTS    BALANCE AT
                                     JANUARY 1    EXPENSES    ADJUSTMENT      OTHER      DECEMBER 31
                                     ---------   ----------   -----------   ----------   -----------
YEAR ENDED DECEMBER 31, 1998
Trade Receivables -- Allowance for
  doubtful accounts................  $   19.0      $  9.5       $  0.2       $  (6.0)     $   22.7
Restructuring......................      22.2       185.6                      (69.4)        138.4

YEAR ENDED DECEMBER 31, 1997
Trade Receivables -- Allowance for
  doubtful accounts................  $   14.6      $  7.9       $ (0.4)      $  (3.1)     $   19.0
Restructuring......................        --        57.0                      (34.8)         22.2

YEAR ENDED DECEMBER 31, 1996
Trade Receivables -- Allowance for
  doubtful accounts................  $   15.7      $  2.1       $ (0.3)      $  (2.9)     $   14.6

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                             ITT INDUSTRIES, INC.

                                             By  /s/ EDWARD W. WILLIAMS

                                             -----------------------------------
                                                      EDWARD W. WILLIAMS
                                                  VICE PRESIDENT AND CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

March 29, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                     TITLE                        DATE
                ---------                                     -----                        ----
             /s/ TRAVIS ENGEN                 Chairman and Chief Executive and         March 9, 1999
------------------------------------------      Director
               TRAVIS ENGEN
      (PRINCIPAL EXECUTIVE OFFICER)

              /s/ HEIDI KUNZ                  Executive Vice President and Chief       March 9, 1999
------------------------------------------      Financial Officer
                HEIDI KUNZ
      (PRINCIPAL FINANCIAL OFFICER)

           /s/ RAND V. ARASKOG                Director                                 March 9, 1999
------------------------------------------
             RAND V. ARASKOG

          /s/ ROBERT A. BURNETT               Director                                 March 9, 1999
------------------------------------------
            ROBERT A. BURNETT

          /s/ CURTIS J. CRAWFORD              Director                                 March 9, 1999
------------------------------------------
            CURTIS J. CRAWFORD

          /s/ S. PARKER GILBERT               Director                                 March 9, 1999
------------------------------------------
            S. PARKER GILBERT

          /s/ CHRISTINA A. GOLD               Director                                 March 9, 1999
------------------------------------------
            CHRISTINA A. GOLD

           /s/ EDWARD C. MEYER                Director                                 March 9, 1999
------------------------------------------
             EDWARD C. MEYER

            /s/ SIDNEY TAUREL                 Director                                 March 9, 1999
------------------------------------------
              SIDNEY TAUREL

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
   3
          (a)  ITT Industries, Inc.'s Restated
                 Articles of Incorporation...........    Incorporated by reference to Exhibit
                                                         3(i) to ITT Industries' Form 10-Q for
                                                           the quarterly period ended June 30,
                                                           1997 (CIK No. 216228, File No.
                                                           1-5627).
          (b)  Form of Rights Agreement between ITT
                 Indiana, Inc. and The Bank of New
                 York, as Rights Agent...............    Incorporated by reference to Exhibit 1
                                                         to ITT Industries' Form 8-A dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (c)  ITT Industries, Inc.'s By-laws, as
                 amended.............................    Filed herewith.
   4      Instruments defining the rights of security
          holders, including indentures..............    Not required to be filed. The
                                                         Registrant hereby agrees to file with
                                                           the Commission a copy of any
                                                           instrument defining the rights of
                                                           holders of long-term debt of the
                                                           Registrant and its consolidated
                                                           subsidiaries upon request of the
                                                           Commission.
   9      Voting Trust Agreement.....................    None.
  10      Material contracts
          (a)  ITT Industries 1997 Long-Term
                 Incentive Plan......................    Incorporated by reference to Appendix
                                                         II to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (b)  ITT Industries 1997 Annual Incentive
                 Plan for Executive Officers.........    Incorporated by reference to Appendix
                                                         I to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (c)  Form of Travis Engen's employment
                 agreement...........................    Incorporated by reference to Exhibit
                                                           10.16 to ITT Industries' Form 8-B
                                                           dated December 20, 1995 (CIK No.
                                                           216228, File No. 1-5627).
          (d)  Amendment to Employment Agreement
                 between ITT Industries and Travis
                 Engen...............................    Incorporated by reference to Exhibit
                                                           10(e) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
          (e)  Form of group life insurance plan for
                 non-employee members of the Board of
                 Directors...........................    Incorporated by reference to exhibits
                                                         to ITT Delaware's Form 10-K for the
                                                           fiscal year ended December 31, 1983
                                                           (CIK No. 216228, File No. 1-5627).
          (f)  ITT Industries, Inc. 1986 Incentive
                 Stock
                 Plan................................    Incorporated by reference to ITT
                                                           Delaware's Registration Statement on
                                                           Form S-8 (Registration No. 33-5412)
                                                           (CIK No. 216228, File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (g)  Form of indemnification agreement with
                 directors...........................    Incorporated by reference to Exhibit
                                                           10(h) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (h)  ITT Industries, Inc. Senior Executive
                 Severance Pay Plan..................    Incorporated by reference to Exhibit
                                                           10.15 to ITT Industries' Form 8-B
                                                           dated December 20, 1995 (CIK No.
                                                           216228, File No. 1-5627).
          (i)  ITT Industries Special Senior
                 Executive Severance Pay Plan........    Incorporated by reference to Exhibit
                                                           10(j) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (j)  1994 ITT Industries, Inc. Incentive
                 Stock Plan..........................    Incorporated by reference to Appendix
                                                         A to ITT Delaware's Proxy Statement
                                                           dated March 28, 1994 (CIK No.
                                                           216228, File No. 1-5627).
          (k)  ITT Industries, Inc. 1996 Restricted
                 Stock Plan for Non-Employee
                 Directors, as amended...............    Filed herewith.
          (l)  Distribution Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.1 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (m)  Intellectual Property License
                 Agreement between and among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.2 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (n)  Tax Allocation Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.3 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (o)  Employee Benefit Services and
                 Liability Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.7 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (p)  Five-year Competitive Advance and
                 Revolving Credit Facility Agreement
                 dated as of November 10, 1995.......    Incorporated by reference to Exhibit
                                                         10.9 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (q)  Trade Name and Trademark License
                 Agreement...........................    Incorporated by reference to Exhibit
                                                           10(r) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
          (r)  ITT Industries Enhanced Severance Pay
                 Plan................................    Incorporated by reference to Exhibit
                                                           10(s) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
          (s)  Agreement with Valeo SA with respect
                 to the sale of the Automotive
                 Electrical Systems Business.........    Incorporated by reference to Exhibit
                                                           10(b) to ITT Industries' Form 10-Q
                                                           Quarterly Report for the quarterly
                                                           period ended June 30, 1998 (CIK No.
                                                           216228, File No. 1-5627).
          (t)  Agreement with Continental AG with
                 respect to the sale of the
                 Automotive Brakes and Chassis
                 Business............................    Incorporated by reference to Exhibit
                                                         2.1 to ITT Industries' Form 8-K
                                                           Current Report dated October 13,
                                                           1998 (CIK No. 216228, File No.
                                                           1-5627).
  11      Statement re computation of per share
            earnings.................................    Not required to be filed.
  12      Statement re computation of ratios.........    Filed herewith.
  13      Annual report to security holders, Form
            10-Q or quarterly report to security         Not required to be filed.
            holders..................................
  16      Letter re change in certifying                 None.
          accountant.................................
  18      Letter re change in accounting                 None.
          principles.................................
  21      Subsidiaries of the Registrant.............    Filed herewith.
  22      Published report regarding matters
            submitted to vote of security holders....    Not required to be filed.
  23      Consent of Arthur Andersen LLP.............    Filed herewith.
  24      Power of attorney..........................    None.
  27      Financial data schedule....................    Filed herewith.
  99      Additional exhibits........................    None.