Form 10-Q
period 1999-03-31
ITT INDUSTRIES INC
filed 1999-05-12
CIK 216228

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

                                Yes [X]  No [ ]

     As of April 30, 1999, there were outstanding 87,914,595 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three Months
                     Ended March 31, 1999 and 1998.............................    2
                   Consolidated Condensed Balance Sheets -- March 31, 1999 and
                     December 31, 1998.........................................    3
                   Consolidated Condensed Statements of Cash Flows -- Three
                     Months Ended March 31, 1999 and 1998......................    4
                   Notes to Consolidated Condensed Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:
                   Three Months Ended March 31, 1999 and 1998..................    7
Part II.  OTHER INFORMATION:
          Item 6.  Exhibits and Reports on Form 8-K............................    9
                   Signature...................................................   10
                   Exhibit Index...............................................   11

                                    PART I.

ITEM 1.  FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform with the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Sales and revenues..........................................  $1,091.7      $1,099.2
                                                              --------      --------
Costs of sales and revenues.................................     774.9         776.8
Selling, general, and administrative expenses...............     168.7         178.9
Research, development, and engineering expenses.............      66.0          72.0
Restructuring and nonrecurring items........................        --          20.1
Other operating expenses....................................       6.2           5.1
                                                              --------      --------
Total costs and expenses....................................   1,015.8       1,052.9
                                                              --------      --------
Operating income............................................      75.9          46.3
Interest expense............................................     (18.9)        (39.1)
Interest income.............................................      10.0           6.6
Miscellaneous income (expense), net.........................       0.4          (0.7)
                                                              --------      --------
Income from continuing operations before income taxes.......      67.4          13.1
Income tax expense..........................................      24.9           5.1
                                                              --------      --------
Income from continuing operations...........................      42.5           8.0
Discontinued operations:
Operating income, net of tax of $30.4.......................        --          47.6
                                                              --------      --------
Net income..................................................  $   42.5      $   55.6
                                                              ========      ========
EARNINGS PER SHARE:
Income from continuing operations
  Basic.....................................................  $    .46      $    .07
  Diluted...................................................  $    .45      $    .07
Discontinued operations
  Basic.....................................................  $     --      $    .40
  Diluted...................................................  $     --      $    .39
Net income
  Basic.....................................................  $    .46      $    .47
  Diluted...................................................  $    .45      $    .46
Cash dividends declared per common share....................  $    .15      $    .15

     The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  472.7        $  880.9
  Receivables, net..........................................      820.0           842.6
  Inventories, net..........................................      584.4           578.9
  Other current assets......................................       78.5            80.0
                                                               --------        --------
          Total current assets..............................    1,955.6         2,382.4
Plant, property, and equipment, net.........................      866.4           991.6
Deferred U.S. income taxes..................................      365.5           367.4
Goodwill, net...............................................      867.2           865.3
Other assets................................................      419.6           442.1
                                                               --------        --------
                                                               $4,474.3        $5,048.8
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  376.4        $  396.2
  Accrued expenses..........................................      833.8           932.9
  Accrued taxes.............................................      409.9           570.1
  Notes payable and current maturities of long-term debt....      367.2           251.6
                                                               --------        --------
          Total current liabilities.........................    1,987.3         2,150.8
Pension benefits............................................      173.9           178.0
Postretirement benefits other than pensions.................      236.2           241.9
Long-term debt..............................................      514.2           515.5
Other liabilities...........................................      592.8           662.6
                                                               --------        --------
                                                                3,504.4         3,748.8
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     no par value, none issued..............................         --              --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
      Outstanding 87,914,595 shares and 95,967,976 shares...       87.9            96.0
  Capital surplus...........................................         --              --
  Accumulated other comprehensive income (loss):
     Unrealized (loss) on investment securities.............       (0.2)           (0.5)
     Cumulative translation adjustments.....................      (89.0)          (67.0)
                                                               --------        --------
                                                                  (89.2)          (67.5)
Retained earnings...........................................      971.2         1,271.5
                                                               --------        --------
                                                                  969.9         1,300.0
                                                               --------        --------
                                                               $4,474.3        $5,048.8
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
OPERATING ACTIVITIES
Net income..................................................  $  42.5     $ 55.6
Discontinued operations:
  Operating income..........................................       --      (47.6)
                                                              -------     ------
Income from continuing operations...........................     42.5        8.0
Adjustments to income from continuing operations:
  Depreciation..............................................     36.1       41.8
  Amortization..............................................     10.1       11.0
  Restructuring and nonrecurring charges....................       --       20.1
Payments made for restructuring.............................    (14.9)        --
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................    (60.4)     (93.5)
Change in accrued and deferred taxes........................      9.6       39.5
Other, net..................................................    (12.2)     (22.2)
                                                              -------     ------
     Cash from operating activities.........................     10.8        4.7
                                                              -------     ------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (29.9)     (31.9)
Proceeds from the sale of assets............................     34.5        2.9
Acquisitions................................................    (33.2)      (7.9)
Other, net..................................................     (1.9)       1.0
                                                              -------     ------
     Cash (used for) investing activities...................    (30.5)     (35.9)
                                                              -------     ------
FINANCING ACTIVITIES
Short-term debt, net........................................    138.1       49.4
Long-term debt repaid.......................................     (9.7)     (10.6)
Long-term debt issued.......................................      1.5        0.2
Repurchase of common stock..................................   (369.2)     (13.6)
Dividends paid..............................................    (15.4)     (17.8)
Other, net..................................................     11.9        7.6
                                                              -------     ------
     Cash from (used for) financing activities..............   (242.8)      15.2
                                                              -------     ------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     (6.7)      (7.5)
CASH FROM (USED FOR) DISCONTINUED OPERATIONS................   (139.0)      (8.6)
                                                              -------     ------
Decrease in cash and cash equivalents.......................   (408.2)     (32.1)
Cash and cash equivalents -- beginning of period............    880.9      192.2
                                                              -------     ------
Cash and cash equivalents -- end of period..................  $ 472.7     $160.1
                                                              =======     ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
  Interest..................................................  $  14.2     $ 33.2
                                                              =======     ======
  Income taxes..............................................  $  16.2     $(11.5)
                                                              =======     ======

     The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RESTRUCTURING: At December 31, 1998 the reserve balance for restructuring activities was $138.4 million. In the first quarter of 1999, reserve utilization was $17.1 million, consisting of cash payments of $14.9 million, $1.1 million of reversals, $0.6 million of foreign exchange fluctuations and $0.5 million of other. The reserve balance at March 31, 1999 for restructuring was $121.3 million. As reported in the 1998 Annual Report, restructuring activities include reductions in workforce by an aggregate of 2,422 persons. Total headcount reductions at December 31, 1998 were 425 persons. At March 31, 1999 cumulative headcount reductions were 880 persons. The restructuring activities are progressing according to plans as discussed in the 1998 Annual Report.

2) RECEIVABLES, NET

     Receivables consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    -------------
Trade.......................................................   $760.1         $753.5
Accrued for completed work..................................     (0.1)          22.3
Other.......................................................     83.0           89.5
Less reserves...............................................    (23.0)         (22.7)
                                                               ------         ------
                                                               $820.0         $842.6
                                                               ======         ======

3) INVENTORIES, NET

     Inventories consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Finished goods..............................................   $ 215.2       $ 206.2
Work in process.............................................     501.5         511.6
Raw materials...............................................     193.0         209.8
Less -- reserves............................................    (113.8)       (115.0)
     -- progress payments...................................    (211.5)       (233.7)
                                                               -------       -------
                                                               $ 584.4       $ 578.9
                                                               =======       =======

4) PLANT, PROPERTY, AND EQUIPMENT, NET

     Plant, property, and equipment consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Land and improvements.......................................  $    47.6     $    51.5
Buildings and improvements..................................      329.4         346.7
Machinery and equipment.....................................    1,124.9       1,295.8
Construction work in progress...............................      105.2         103.9
Other.......................................................      525.5         509.1
                                                              ---------     ---------
                                                                2,132.6       2,307.0
Less -- accumulated depreciation and amortization...........   (1,266.2)     (1,315.4)
                                                              ---------     ---------
                                                              $   866.4     $   991.6
                                                              =========     =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

5) COMPREHENSIVE INCOME

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Net income:
  Continuing operations.....................................  $ 42.5     $  8.0
  Discontinued operations...................................      --       47.6
                                                              ------     ------
  Total.....................................................    42.5       55.6
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   (25.2)     (15.0)
  Unrealized gain (loss) on investment securities...........     0.3       (0.1)
                                                              ------     ------
     Other comprehensive income (loss) before tax...........   (24.9)     (15.1)
  Income tax related to other comprehensive income..........     3.2        1.0
                                                              ------     ------
     Other comprehensive income, after tax..................   (21.7)     (14.1)
                                                              ------     ------
Comprehensive income........................................  $ 20.8     $ 41.5
                                                              ======     ======

6) CALCULATION OF EARNINGS PER SHARE

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              1999      1998
                                                              -----    ------
BASIC BASIS --
  Income from continuing operations.........................  $42.5    $  8.0
                                                              -----    ------
  Average common shares outstanding.........................   92.0     118.4
                                                              -----    ------
  Earnings Per Share........................................  $ .46    $  .07
                                                              =====    ======
DILUTED BASIS --
  Income from continuing operations.........................  $42.5    $  8.0
                                                              -----    ------
  Average common shares outstanding.........................   92.0     118.4
  Add: Stock options........................................    3.3       3.2
                                                              -----    ------
  Average common shares outstanding on a diluted basis......   95.3     121.6
                                                              -----    ------
  Earnings Per Share........................................  $ .45    $  .07
                                                              =====    ======

7) NEW ACCOUNTING STANDARD: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, which, for the Company, would be the calendar year beginning January 1, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on reported financial results and has not determined the timing of, or method of, adoption. However, given the current level of the Company's derivative and hedging activities, the impact is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Three months ended March 31, 1999 compared with three months ended March 31, 1998

     Net income from continuing operations for the first quarter of 1999 was $42.5 million, or $.45 per diluted share, an increase of $22.2 million, or $.28 per diluted share, excluding nonrecurring items, from the comparable period last year. The increase in net income was attributable to higher operating income resulting from restructuring and other cost saving initiatives and a significant reduction in net interest expense.

     Sales and revenues for the first quarter of 1999 declined slightly from the first quarter of 1998. The decline in sales and revenues was mainly due to shipments from our Defense Products & Services units that were delayed until the second quarter. Selling, general and administrative expenses were $168.7 million, a decrease of $10.2 million compared with the first quarter of 1998 primarily due to dispositions and cost reduction initiatives. Operating margin for the first quarter of 1999 was 8.2% compared with 7.6% last year. Operating income from continuing operations was $75.9 million in the first quarter of 1999, compared to $46.3 million last year. The increase was due to a nonrecurring charge incurred in the first quarter of 1998 and the cost reduction program announced by the Company on December 2, 1998 including closing facilities, discontinuing product lines and reducing headcount. At March 31, 1999 the status of the restructuring program included closing of six of the planned sixteen facilities, discontinuing nine of the planned fourteen product lines and reducing the workforce by 880, or approximately 36.3% of an aggregate of 2,422 persons.

     Interest expense for the first quarter of 1999 was $18.9 million, compared with $39.1 million in the first quarter of 1998. The decrease in interest expense was due to using a portion of the proceeds from the automotive sales to significantly lower the Company's debt level. Interest income was $10.0 million in the current quarter, compared to $6.6 million in the prior quarter, a result of higher marketable securities investments generated on the remaining proceeds from the automotive sales.

     The effective income tax rate for the first quarter of 1999 was 37.0%, compared with 39.0% for the first quarter of 1998. The reduction in the effective income tax rate is due to the decrease in pre-tax income from higher taxed European locations as a result of the automotive sales. Income tax expense increased to $24.9 million due to higher pre-tax earnings.

     Business Segments -- Unaudited sales and revenues and operating income of the Company's business segments for the three months ended March 31, 1999, and 1998 were as follows (in millions):

                              CONNECTORS    DEFENSE        PUMPS &                  DISPOSITIONS,
THREE MONTHS ENDED                &        PRODUCTS &   COMPLEMENTARY   SPECIALTY      OTHER &                   GRAND
MARCH 31, 1999                 SWITCHES     SERVICES      PRODUCTS      PRODUCTS    ELIMINATIONS    CORPORATE    TOTAL
------------------            ----------   ----------   -------------   ---------   -------------   ---------   --------
Sales and revenues..........    $121.2       $326.6       $  401.5       $240.0       $    2.4      $     --    $1,091.7

Operating Income............    $ 10.5       $ 18.6       $   29.4       $ 31.2       $    0.2      $  (14.0)   $   75.9

Total Assets................    $306.4       $564.9       $1,749.9       $604.9       $  152.7      $1,095.5    $4,474.3

                           CONNECTORS    DEFENSE        PUMPS &                  DISPOSITIONS,(a)
THREE MONTHS ENDED             &        PRODUCTS &   COMPLEMENTARY   SPECIALTY       OTHER &                     GRAND
MARCH 31, 1998              SWITCHES     SERVICES      PRODUCTS      PRODUCTS      ELIMINATIONS     CORPORATE    TOTAL
------------------         ----------   ----------   -------------   ---------   ----------------   ---------   --------
Sales and revenues.......    $132.1       $336.9       $  401.2       $204.4         $   24.6       $     --    $1,099.2

Operating Income:
  Before nonrecurring
     items...............      10.6         18.6           29.1         23.3              1.3          (16.5)       66.4
  Nonrecurring items.....        --           --             --           --               --          (20.1)      (20.1)
                             ------       ------       --------       ------         --------       --------    --------
     Total operating
       income............    $ 10.6       $ 18.6       $   29.1       $ 23.3         $    1.3       $  (36.6)   $   46.3

Total Assets.............    $336.0       $573.6       $1,795.0       $514.3         $1,303.7       $  559.4    $5,082.0

---------------
(a) Includes net assets from discontinued operations of $985.1

     Connectors & Switches' sales and revenues declined by $10.9 million in the first quarter of 1999 compared with last year due to weak demand in some major markets, particularly industrial. Operating income for the first quarter of 1999 was relatively flat despite the decline in sales and revenues. ITT Industries expects that weak market conditions in the connector business will be partially offset by strong growth in the Switches business through the remainder of the year.

     Defense Products & Services' sales and revenues for the first quarter of 1999 decreased by $10.3 million compared to last year, due to delayed shipments in the aerospace and communications division until the second quarter. Sales and revenues were up within the segment's Avionics, Night Vision and Gilfillan units. Operating income for the first quarter of 1999 was flat at $18.6 million compared with last year.

     Pumps & Complementary Products' sales for the quarter were $401.5 million, up $0.3 million from the first quarter of 1998. Lower sales and revenues in the industrial pump process industries were offset by increases in the construction and wastewater business, and by the acquisition of Water Pollution Control Corporation in January 1999. Operating income for the first quarter of 1999 was $29.4 million, up slightly from the period last year.

     Specialty Products' sales for the first quarter of 1999 were $240.0 million, up $35.6 million from last year due to strong gains within the Friction Materials, Fluid Handling and Shock Absorber businesses, and the acquisition of Rule Industries, Inc. in June 1998. Operating income for the first quarter of 1999 was $31.2 million, up $7.9 million over the first quarter of 1998 due to higher sales volume and the acquisition of Rule Industries, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operating activities of $10.8 million, proceeds from divestitures and asset sales of $34.5 million, borrowings of $129.9 million and a $408.2 million reduction in cash were used primarily for repurchases of common stock of $369.2 million, capital expenditures of $29.9 million, acquisitions of $33.2 million, dividend payments of $15.4 million and $139.0 million for costs related to discontinued operations.

     CASH FLOWS: Cash from operating activities in the first quarter of 1999 was $10.8 million, an increase of $6.1 million from the first quarter of 1998. The increase in working capital requirements of $60.4 million in the first quarter of 1999 was largely due to seasonal increases in inventory and accounts receivable, and payments of year end accruals.

     SHARE REPURCHASE: The Company's $1.1 billion stock repurchase program was completed late in the first quarter. During the course of the program, initiated last July, ITT Industries repurchased 30.5 million of its shares on the open market, at an average price of approximately $36 per share.

     DEBT AND CREDIT FACILITIES: External debt at March 31, 1999 was $881.4 million, compared with $767.1 million at December 31, 1998. Cash and cash equivalents were $472.7 million at March 31, 1999, compared to $880.9 million at year end 1998. The maximum amount of borrowing available under the Company's revolving credit agreements at March 31, 1999 was $1.5 billion.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first quarter of 1999 were $29.9 million, a decrease of $2.0 million from the first quarter of 1998.

     ACQUISITIONS: During the first quarter of 1999, the Company acquired Water Pollution Control Corporation, in the Pumps & Complementary Products segment, for $33.7 million, net of acquired cash of $1.8 million. The purchase price exceeded the net assets acquired by $30.0 million and has been recorded as goodwill, which is being amortized over 40 years.

     DIVESTITURES: During the first quarter of 1999, the Company had one divestiture -- Palm Coast Utility, that generated $25.8 million of cash. The remaining $8.7 million cash proceeds from the sale of assets represents plant, property and equipment sales across all of our businesses.

     YEAR 2000 UPDATE: As presented in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998, the Company has conducted comprehensive inventory and assessment of software and equipment to determine their state of year 2000 "Y2K" readiness. As of March 31, 1999, the Company estimates that approximately 93% of software and equipment essential to the operations of the business, and 88% of all other software and equipment, have been modified, upgraded or replaced and tested to confirm Y2K compliance, based upon the number of items the Company has identified which require remediation. The Company believes that all software and equipment essential to the operations of the business will be made Y2K compliant by early in the third quarter 1999, and all other software and equipment deemed to require modification, upgrading or replacement should be completed by the end of the third quarter 1999. The Company is continuing the process of determining third party Y2K readiness and as of March 31, 1999 had communicated with all critical suppliers and vendors who supply products and services critical to the operations of the Company's business. The Company has utilized questionnaires, telephone interviews, site visits and audits in an effort to assess preparedness of such suppliers and vendors. Over 98% of our critical suppliers have advised us that they expect to be fully compliant on a timely basis. In addition, we have verified that approximately 68% of such suppliers were substantially compliant as of March 31, based on the results of the efforts described above. Alternative supply arrangements or other contingency plans are being addressed for those critical suppliers/vendors who we believe may not be Y2K compliant before year-end. Currently, the Company estimates that the aggregate cost of its Y2K initiatives will total approximately $20 million. As of March 31, 1999, approximately $13.0 million of costs related to its Y2K initiatives have been incurred, approximately 78% of which has been expensed.

     EURO CONVERSION ISSUE: The Euro was introduced on January 1, 1999, at which time the conversion rates between existing sovereign currencies ("legacy currencies") and the Euro were set for the participating European Monetary Union states. However, the legacy currencies in those states will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the participating states. The Company is addressing issues raised by the conversion to the Euro, such as assessing whether cross-border price transparency will affect price structures for similar products and adapting its information technology systems. The Company's efforts to adapt its systems differ at its various European operations. All operations are able to accommodate Euro-denominated invoicing and purchasing transactions. The Company's European operations are formulating plans to accommodate all Euro-denominated transactions and triangulation conventions by January 1, 2002, and some of these operations have already implemented the utilization of the Euro as a transactional currency. The Company anticipates that its costs in connection with the Euro conversion will not be material. Further, the Company does not anticipate that the conversion from the legacy currencies to the Euro would have a material adverse impact on its consolidated financial condition, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include those set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 1998 and other of its filings with the Securities and Exchange Commission, to which reference is hereby made.

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

                                          ITT INDUSTRIES, INC.
                                          (Registrant)

                                          By /s/   EDWARD W. WILLIAMS

                                            ------------------------------------
                                                     Edward W. Williams
                                               Vice President and Controller
                                               (Principal accounting officer)

May 12, 1999
(Date)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION                                 LOCATION
-------                           -----------                                 --------
  (2)     Plan of acquisition, reorganization, arrangement,                     None
          liquidation or succession
  (3)     Articles of Incorporation and by-laws                                 None
  (4)     Instruments defining the rights of security holders,                  None
          including indentures
 (10)     Material contracts                                                    None
 (11)     Statement re: computation of per share earnings                See Note 6 of Notes
                                                                           to Consolidated
                                                                         Condensed Financial
                                                                             Statements
 (15)     Letter re: unaudited interim financial information                    None
 (18)     Letter re: change in accounting principles                            None
 (19)     Report furnished to security holders                                  None
 (22)     Published report regarding matters submitted to vote of               None
          security holders
 (23)     Consents of experts and counsel                                       None
 (24)     Power of attorney                                                     None
 (27)     Financial Data Schedule                                          Filed Herewith
 (99)     Additional Exhibits                                                   None