Form 10-Q
period 1999-06-30
ITT INDUSTRIES INC
filed 1999-08-10
CIK 216228

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999

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


     As of July 31, 1999, there were outstanding 87,914,595 shares of common stock ($1 par value per share) of the registrant.


================================================================================

                              ITT INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
Part I.     FINANCIAL INFORMATION:
            Item 1.       Financial Statements:
                          Consolidated Condensed Income Statements -- Three Months and Six
                               Months Ended June 30, 1999 and 1998..............................................2
                          Consolidated Condensed  Balance Sheets -- June 30, 1999 and
                               December 31, 1998................................................................3
                          Consolidated Condensed Statements of Cash Flows -- Six Months Ended
                              June 30, 1999 and 1998............................................................4
                          Notes to Consolidated Condensed Financial Statements .................................5
             Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                              of Operations:
                          Three Months and Six Months Ended June 30, 1999 and 1998..............................7

Part II.    OTHER INFORMATION:

            Item 1.     Legal Proceedings......................................................................12
            Item 2.     Changes in Securities and Use of Proceeds..............................................13
            Item 4.     Submission of Matters to a Vote of Security Holders....................................13
            Item 6.     Exhibits and Reports on Form 8-K.......................................................13
            Signature..........................................................................................14
            Exhibit Index......................................................................................15

                                     PART I.

ITEM 1.                       FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform with the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                         (IN MILLIONS, EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                      ----------------------------------------------
                                                              1999                      1998
                                                      --------------------      --------------------
Sales and revenues ..................................    $    1,191.7             $     1,125.3
                                                              -------                   -------
Costs of sales and revenues..........................           838.3                     795.3
Selling, general, and administrative expenses........           170.1                     180.9
Research, development, and engineering expenses......            70.2                      55.1
Restructuring and nonrecurring items.................             ---                      10.7
Other operating expense (income).....................             1.9                       2.1
                                                              -------                   -------
Total costs and expenses.............................         1,080.5                   1,044.1
                                                              -------                   -------
Operating income.....................................           111.2                      81.2
Interest expense.....................................           (18.9)                    (34.3)
Interest income......................................             7.8                       4.0
Miscellaneous income (expense), net..................              .5                      (1.3)
                                                              -------                   -------
Income from continuing operations before income taxes           100.6                      49.6
Income tax expense...................................           (37.3)                    (19.4)
                                                              -------                   -------
Income from continuing operations....................            63.3                      30.2
Discontinued operations:
Operating income, net of tax of $25.0 and $55.4                   ---                      39.1
                                                              -------                   -------
Net income...........................................    $       63.3             $        69.3
                                                              =======                   =======
EARNINGS PER SHARE:
Income from continuing operations
  Basic..............................................    $        .72             $         .25
  Diluted............................................             .70                       .25
Discontinued operations
  Basic..............................................             ---                       .34
  Diluted............................................             ---                       .32
Net income
  Basic..............................................             .72                       .59
  Diluted............................................             .70                       .57
Cash dividends declared per common share.............    $        .15             $         .15

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                           --------------------------------------------
                                                                   1999                    1998
                                                           -------------------     --------------------
Sales and revenues ..................................         $    2,283.4             $   2,224.5
                                                                   -------                 -------
Costs of sales and revenues..........................              1,613.2                 1,572.1
Selling, general, and administrative expenses........                338.8                   359.8
Research, development, and engineering expenses......                136.2                   127.1
Restructuring and nonrecurring items.................                  ---                    30.8
Other operating expense (income).....................                  8.1                     7.2
                                                                   -------                 -------
Total costs and expenses.............................              2,096.3                 2,097.0
                                                                   -------                 -------
Operating income.....................................                187.1                   127.5
Interest expense.....................................                (37.8)                  (73.4)
Interest income......................................                 17.8                    10.6
Miscellaneous income (expense), net..................                   .9                    (2.0)
                                                                   -------                 -------
Income from continuing operations before income taxes                168.0                    62.7
Income tax expense...................................                (62.2)                  (24.5)
                                                                   -------                 -------
Income from continuing operations....................                105.8                    38.2
Discontinued operations:
Operating income, net of tax of $25.0 and $55.4                        ---                    86.7
                                                                   -------                 -------
Net income...........................................         $      105.8             $     124.9
                                                                   =======                 =======
EARNINGS PER SHARE:
Income from continuing operations
  Basic..............................................         $       1.17             $       .32
  Diluted............................................                 1.13                     .31
Discontinued operations
  Basic..............................................                  ---                     .73
  Diluted............................................                  ---                     .72
Net income
  Basic..............................................                 1.17                    1.05
  Diluted............................................                 1.13                    1.03
Cash dividends declared per common share.............         $        .30            $        .30

----------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                                                              JUNE 30,               DECEMBER 31,
                                                                                                1999                      1998
                                                                                            ------------             ------------
                                                                                             (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents...........................................................      $      128.4             $      880.9
  Receivables, net....................................................................             850.3                    842.6
  Inventories, net....................................................................             576.0                    578.9
  Other current assets................................................................              83.2                     80.0
                                                                                                 -------                  -------
     Total current assets.............................................................           1,637.9                  2,382.4

Plant, property, and equipment, net...................................................             870.8                    991.6
Deferred U.S. income taxes............................................................             346.6                    367.4
Goodwill, net.........................................................................             872.4                    865.3
Other assets .........................................................................             435.2                    442.1
                                                                                                 -------                  -------
                                                                                            $    4,162.9             $    5,048.8
                                                                                                 =======                  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable....................................................................      $      361.2             $      396.2
  Accrued expenses....................................................................             791.6                    932.9
  Accrued taxes.......................................................................             305.1                    570.1
  Notes payable and current maturities of long-term debt..............................             167.8                    251.6
                                                                                                 -------                  -------
     Total current liabilities........................................................           1,625.7                  2,150.8

Pension benefits......................................................................             113.3                    178.0
Postretirement benefits other than pensions...........................................             281.4                    241.9
Long-term debt........................................................................             510.5                    515.5
Other liabilities.....................................................................             609.9                    662.6
                                                                                                 -------                  -------
                                                                                                 3,140.8                  3,748.8

Shareholders' Equity:
  Cumulative Preferred Stock:  Authorized 50,000,000 shares,
      no par value, none issued......................................................                 --                       --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
     Outstanding 87,914,595 shares and 95,967,976 shares..............................              87.9                     96.0
  Capital surplus.....................................................................                --                       --
  Accumulated other comprehensive income (loss):
       Unrealized gain (loss) on investment securities................................               0.7                     (0.5)
       Cumulative translation adjustments.............................................             (85.0)                   (67.0)
                                                                                                 -------                   ------
                                                                                                   (84.3)                   (67.5)

  Retained earnings...................................................................           1,018.5                  1,271.5
                                                                                                 -------                  -------
                                                                                                 1,022.1                  1,300.0
                                                                                                 -------                  -------
                                                                                            $    4,162.9             $    5,048.8
                                                                                                 =======                  =======

----------
The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                            -------------------------------------
                                                                                1999                    1998
                                                                            -------------           -------------
OPERATING ACTIVITIES
Net income.......................................................           $      105.8            $      124.9
Discontinued operations:
  Operating income...............................................                    ---                   (86.7)
                                                                                 -------                 -------
Income from continuing operations................................                  105.8                    38.2
                                                                                 -------                 -------
Adjustments to income from continuing operations:
  Depreciation...................................................                   75.6                    84.9
  Amortization...................................................                   16.9                    18.7
  Restructuring and nonrecurring charges.........................                    ---                    45.8
Payments made for restructuring..................................                  (31.6)                    ---
Change in receivables, inventories, accounts payable, and
    accrued expenses.............................................                  (81.0)                  (87.0)
Change in accrued and deferred taxes.............................                   14.8                    31.0
Other, net.......................................................                  (13.2)                  (41.9)
                                                                                 -------                 -------
    Cash from (used for) operating activities....................                   87.3                    89.7
                                                                                 -------                 -------

INVESTING ACTIVITIES
Additions to plant, property, and equipment......................                  (95.8)                 ( 74.1)
Proceeds from sale of assets.....................................                   36.4                    38.0
Acquisitions.....................................................                  (78.7)                 ( 71.2)
Other, net.......................................................                    6.5                     3.3
                                                                                 -------                 -------
    Cash from (used for) investing activities....................                 (131.6)                 (104.0)
                                                                                 -------                 -------

FINANCING ACTIVITIES
Short-term debt, net.............................................                  (12.5)                   27.7
Long-term debt repaid............................................                  (39.4)                  (15.7)
Long-term debt issued............................................                    1.4                      .4
Repurchase of common stock.......................................                 (383.4)                  (25.4)
Dividends paid...................................................                  (29.2)                  (35.5)
Other, net.......................................................                   21.2                    15.7
                                                                                 -------                 -------
    Cash from (used for) financing activities....................                 (441.9)                  (32.8)
                                                                                 -------                 -------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS...............                  (11.8)                   (1.1)
CASH FROM (USED FOR) DISCONTINUED OPERATIONS.....................                 (254.5)                   (2.9)
                                                                                 -------                 -------
Decrease in cash and cash equivalents............................                 (752.5)                  (51.1)
Cash and cash equivalents -- beginning of period.................                  880.9                   192.2
                                                                                 -------                 -------
Cash and cash equivalents -- end of period.......................            $     128.4            $      141.1
                                                                                 =======                 =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period from Continuing Operations:
  Interest.......................................................            $      34.4            $       70.7
                                                                                 =======                 =======
  Income taxes...................................................            $      25.9            $       13.7
                                                                                 =======                 =======

----------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RESTRUCTURING: At December 31, 1998, the reserve balance for restructuring actions was $138.4 million. In the first six months of 1999, the Company made cash payments of $31.6 million, and recorded $1.1 million of reversals and $1.5 million of other items. The reserve balance at June 30, 1999 for restructuring was $104.2 million. As reported in the 1998 Annual Report, restructuring activities include plans to reduce workforce by 2,422 persons. At June 30, 1999, cumulative headcount reductions were 1,177 persons. The restructuring activities are progressing according to plans as discussed in the 1998 Annual Report.

2) RECEIVABLES, NET

     Receivables consist of the following:


                                                                        JUNE 30,                DECEMBER 31,
                                                                          1999                      1998
                                                                     --------------            --------------
Trade..........................................................       $     790.8               $     753.5
Other..........................................................              80.7                     111.8
Less reserves..................................................             (21.2)                    (22.7)
                                                                        ---------                 ---------
                                                                      $     850.3               $     842.6
                                                                        =========                 =========

3) INVENTORIES, NET

     Inventories consist of the following:

                                                                        JUNE 30,                DECEMBER 31,
                                                                          1999                      1998
                                                                     --------------            --------------
Finished goods.................................................       $     206.6              $      206.2
Work in process................................................             465.1                     511.6
Raw materials..................................................             196.7                     209.8
Less -- reserves...............................................            (112.4)                   (115.0)
     -- progress payments..................................                (180.0)                   (233.7)
                                                                        ---------                 ---------
                                                                      $     576.0              $      578.9
                                                                        =========                 =========

4) PLANT, PROPERTY, AND EQUIPMENT, NET

     Plant, property, and equipment consist of the following:

                                                                        JUNE 30,                DECEMBER 31,
                                                                          1999                      1998
                                                                     --------------            --------------
Land and improvements..........................................       $      71.7              $       51.5
Buildings and improvements.....................................             319.9                     346.7
Machinery and equipment........................................           1,110.5                   1,295.8
Construction work in progress..................................             107.4                     103.9
Other..........................................................             523.7                     509.1
                                                                        ---------                ----------
                                                                          2,133.2                   2,307.0
Less -- accumulated depreciation and
   amortization...............................................           (1,262.4)                 (1,315.4)
                                                                        ---------                ----------
                                                                      $     870.8              $      991.6
                                                                        =========                ==========

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

5) COMPREHENSIVE INCOME

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                        ------------------------------------------
                                                                1999                 1998
                                                        -------------------    -------------------
Net income:
  Continuing operations..............................       $     63.3             $     30.2
  Discontinued operations............................              ---                   39.1
                                                              --------               --------
Total................................................             63.3                   69.3

Other comprehensive income (loss):
  Foreign currency translation adjustments...........             11.3                    3.7
  Unrealized gain (loss) on investment securities....              0.9                    0.5
                                                              --------               --------
    Other comprehensive income (loss), before tax....             12.2                    4.2
  Income tax related to other comprehensive income...             (7.3)                  (2.9)
                                                              --------               --------
    Other comprehensive income (loss), after tax.....              4.9                    1.3
                                                              --------               --------
Comprehensive income.................................       $     68.2             $     70.6
                                                              ========               ========

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                           ----------------------------------------
                                                                 1999                 1998
                                                           ------------------   -------------------
Net income:
  Continuing operations..............................          $   105.8            $     38.2
  Discontinued operations............................                 --                  86.7
                                                                 -------              --------
Total................................................              105.8                 124.9

Other comprehensive income (loss):
  Foreign currency translation adjustments...........              ( 7.5)                (11.3)
  Unrealized gain (loss) on investment securities....                1.2                   0.4
                                                                 -------              --------
    Other comprehensive income (loss), before tax....              ( 6.3)                (10.9)
  Income tax related to other comprehensive income...              (10.5)                 (1.9)
                                                                 -------              --------
    Other comprehensive income (loss), after tax.....              (16.8)                (12.8)
                                                                 -------              --------
Comprehensive income.................................          $    89.0            $    112.1
                                                                 =======              ========

6) CALCULATION OF EARNINGS PER SHARE

                                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                      JUNE 30,                                 JUNE 30,
                                                        ---------------------------------------   ----------------------------------
                                                             1999              1998                     1999              1998
                                                            ------            ------                   ------            ------
BASIC BASIS --

    Income from continuing operations..................     $63.3             $ 30.2                   $105.8            $ 38.2
                                                             ----              -----                    -----             -----

    Average common shares outstanding..................      87.9              118.4                     90.2             118.4
                                                             ----              -----                    -----             -----

    Earnings Per Share ................................     $ .72             $  .25                   $ 1.17            $  .32
                                                              ===              =====                    =====             =====


DILUTED BASIS --

    Income from continuing operations..................     $63.3             $ 30.2                   $105.8            $ 38.2
                                                             ----              -----                    -----             -----

    Average common shares outstanding..................      87.9              118.4                     90.2             118.4
    Add: Stock options.................................       2.9                3.7                      3.2               3.4
                                                             ----              -----                    -----             -----
    Average common shares outstanding- diluted basis...      90.8              122.1                     93.4             121.8
                                                             ----              -----                    -----             -----

    Earnings Per Share ................................     $ .70             $  .25                   $ 1.13            $  .31
                                                             ====              =====                    =====             =====

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     Net income from continuing operations for the second quarter of 1999 was $63.3 million, or $.70 per diluted share. This compares to $36.7 million, or $.30 per diluted share, excluding nonrecurring items of $6.5 million ($10.7 before tax), from the comparable period last year. The increase in net income of $26.6 million was attributable to higher operating income resulting from restructuring and other cost reduction initiatives and a significant reduction in interest expense.

     Sales and revenues for the second quarter of 1999 increased $66.4 million from the second quarter of 1998 due to an increase of $65.8 million in our Defense Products & Services segment and an increase of $32.4 million in our Specialty Products segment. These increases were partially offset by decreases of $9.5 million in our Connectors & Switches segment and a decrease of $13.4 million in our Pumps & Complementary Products segment. Selling, general and administrative expenses decreased $10.8 million from last year primarily due to cost reduction initiatives. Second quarter 1998 had a nonrecurring charge of $10.7 million consisting of a $25.7 million charge for the shut down of a pump manufacturing facility in Cincinnati, Ohio and a $15.0 million gain on the sale of the Barton fluid measurement business. Excluding these items, operating margin for the second quarter of 1999 increased 1.2 percentage points compared to the same period last year.

     Interest expense, net of interest income, decreased $19.2 million in the second quarter of 1999 compared to last year. The decrease was due to using a portion of the proceeds from the automotive sales to significantly lower the Company's debt level.

The effective income tax rate for the second quarter of 1999 was 37%, compared with 39% for the second quarter of 1998. The reduction in the effective income tax rate is due to implementation of tax planning strategies.

     Business Segments - Sales and revenues and operating income of the Company's business segments for the three months ended June 30, 1999, and 1998 were as follows (in millions):

                                          Defense        Pumps &                    Dispositions,
Three months ended         Connectors    Products &   Complementary   Specialty        Other &                      Grand
June 30, 1999              & Switches     Services      Products       Products     Eliminations     Corporate      Total
-------------------------------------------------------------------------------------------------------------------------
Sales and revenues            $  123.8    $  376.7      $ 441.3          $246.8            $ 3.1      $ -----    $1,191.7


Operating Income              $   16.7    $   27.5      $  43.0          $ 41.1            $ 0.2      $ (17.3)   $  111.2
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Three months ended
June 30, 1998
-------------------------------------------------------------------------------------------------------------------------
Sales and revenues            $  133.3    $  310.9      $ 454.7          $214.4            $12.0      $ -----    $1,125.3

Operating Income              $   13.6    $   25.6      $  13.0          $ 28.4            $16.9      $ (16.3)   $   81.2
-------------------------------------------------------------------------------------------------------------------------

Connectors & Switches' sales and revenues decreased $9.5 million compared with the second quarter of 1998 due to softness in the military, aerospace and commercial aircraft businesses. This was partially offset by growth in the switches business. Operating income increased $3.1 million, despite the decline in sales and revenues, due to restructuring efforts and cost reduction initiatives.

Defense Products & Services' sales and revenues for the second quarter of 1999 increased $65.8 million compared with the second quarter of 1998 due to increased sales of our SINCGARS and Night Vision products, as well as a $25.6 million claim settlement on a prior year project in our aerospace and communications division. Operating income increased $1.9 million in the second quarter of 1999 compared with the same period last year mainly due to higher sales volume. The receipt of a $5.3 million settlement positively impacted second quarter 1999 operating income. In the second quarter of 1999, the Company recorded $28.3 million in charges for loss contracts, warranty provisions, asset impairments and other matters.

Pumps & Complementary Products' sales for the second quarter of 1999 decreased $13.4 million compared with the same period last year. Lower sales were primarily due to weakness in the industrial end-use markets. Operating income increased $4.3 million in the second quarter of 1999 compared with the second quarter of 1998 due to cost reduction initiatives. This increase excludes a 1998 restructuring charge of $25.7 million for the shut down of a pump manufacturing facility in Cincinnati, Ohio.

Specialty Products' sales for the second quarter of 1999 increased $32.4 million compared with the second quarter of 1998. The increase is due to higher automotive build rates in North America, increased market share in Europe and the impact of the General Motors strike last year. Operating income increased $12.7 million in the second quarter of 1999 compared with the same period last year due to higher sales volume.

Corporate expenses increased $1.0 million in the second quarter of 1999 compared to last year mainly due to expenses recorded in the current period for tax organization costs, terminated projects and other matters offset by lower costs due to corporate restructuring efforts initiated in the fourth quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

     Net income from continuing operations was $105.8 million, or $1.13 per diluted share. This compares to $57.0 million of net income or $0.47 per diluted share, excluding nonrecurring items of $18.8 million ($30.8 before tax), for 1998. The increase in net income of $48.8 million was mainly attributable to restructuring and other cost saving initiatives and a significant reduction in interest expense.

     Sales and revenues for the first six months of 1999 increased $58.9 million from the first six months of 1998 primarily due to an increase of $55.5 million in our Defense Products & Services segment and an increase of $68.0 million in our Specialty Products segment. These increases were partially offset by decreases of $20.4 million in our Connectors & Switches segment and $13.1 million in our Pumps & Complementary Products segment. Selling, general and administrative expenses decreased $21.0 million compared to last year primarily due to cost reduction initiatives. The first six months of 1998 had nonrecurring charges of $30.8 million. This consisted of $25.7 million for the closure of a plant and $20.1 million of accruals for anticipated legal expenses and losses on the divestitures of non-core businesses. These costs were partially offset by a $15.0 million gain on the sale of Barton. Excluding nonrecurring charges, operating margin increased 1.0 percentage point from the first six months of 1998.

     Interest expense, net of interest income, decreased $42.8 million in the first six months of 1999 compared to last year. The decrease was due to using a portion of the proceeds from the automotive sales to significantly lower the Company's debt level.

     The effective income tax rate for the first six months of 1999 was 37%, compared with 39% for the same period last year. The reduction in the effective income tax rate is due to implementation of tax planning strategies.

Business Segments - Sales and revenues, operating income and total assets of the Company's business segments for the six months ended June 30, 1999, and 1998 were as follows (in millions):

                                          Defense        Pumps &                      Dispositions,
Six months ended           Connectors    Products &   Complementary   Specialty          Other &                      Grand
June 30, 1999              & Switches     Services      Products       Products       Eliminations     Corporate      Total
---------------------------------------------------------------------------------------------------------------------------
Sales and revenues            $  245.0    $  703.3      $  842.8         $486.8           $    5.5     $ -----     $2,283.4

Operating Income              $   27.2    $   46.1      $   72.4         $ 72.3           $    0.4     $ (31.3)    $  187.1

Total Assets                  $  303.5    $  594.9      $1,750.1         $610.7           $  138.2     $ 765.5     $4,162.9
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Six months ended
June 30, 1998

---------------------------------------------------------------------------------------------------------------------------
Sales and revenues            $  265.4    $  647.8      $  855.9         $418.8           $   36.6     $ -----     $2,224.5

Operating Income              $   24.2    $   44.2      $   42.1         $ 51.7           $   18.2     $ (52.9)    $  127.5

Total Assets                  $  327.9    $  561.2      $1,804.8         $610.3           $1,281.8 (a) $ 514.5     $5,100.5
---------------------------------------------------------------------------------------------------------------------------

(a) Includes net assets from discontinued operations of $1,014.2.

Connectors & Switches' sales and revenues decreased $20.4 million from the prior year mainly due to weak demand in the connectors business in Europe and North America. This was partially offset by growth in the switches business. Operating income increased $3.0 million from the prior year mainly due to restructuring and cost reduction initiatives.

Defense Products & Services' sales and revenues increased $55.5 million from the prior year principally due to a $25.6 million claim settlement on a prior year project in our aerospace and communications division and higher sales volume in our Night Vision unit. Due to capacity restrictions, delayed first quarter shipments in our aerospace and communications division will be made up throughout the remainder of the year. Operating income was $1.9 million higher in the first six months of 1999 compared to the same period last year mainly due to higher sales volume. The receipt of a $5.3 million settlement positively impacted the first half of 1999 operating income. In the first half of 1999, the Company recorded $28.3 million in charges for loss contracts, warranty provisions, asset impairments and other matters.

Pumps & Complementary Products' sales decreased $13.1 million compared to the same period last year. The decrease was primarily due to weakness in the industrial end-use markets. Operating income increased $4.6 million compared to 1998 due to cost reduction initiatives. This increase excludes a 1998 restructuring charge of $25.7 million for the shut down of a pump manufacturing facility in Cincinnati, Ohio.

Specialty Products' sales increased $68.0 million compared to the same period last year. The increase is primarily due to higher automotive build rates in North America, increased market share in Europe, the impact of the General Motors strike last year and $14.9 million due to the acquisition of Rule Industries, Inc. in June 1998. Operating income for the first six months of 1999 increased $20.6 million compared to last year due to higher sales volume and cost reduction initiatives.

Corporate expenses, excluding a $20.1 million charge for restructuring recorded in the first quarter of 1998, decreased $1.5 million in the first six months of 1999 compared to the comparable period. Expenses recorded in the second quarter of 1999 for tax organization costs, terminated projects and other matters were more than offset by lower costs due to corporate restructuring efforts initiated in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities of $87.3 million, divestiture proceeds of $36.4 million and $752.5 million of cash and cash equivalents were used primarily for repurchases of common stock of $383.4 million, capital expenditures of $95.8 million, acquisitions of $78.7 million, dividend payments of $29.2 million, and $254.5 million for costs related to discontinued operations.

     STATUS OF RESTRUCTURING ACTIVITIES: On December 2, 1998, the Company announced plans to close facilities, discontinue product lines and reduce headcount. As of June 30, 1999, the Company had closed 9 of the planned 16 facilities, discontinued 19 product lines, which exceeded the 14 planned, and reduced the workforce by 1,177, or approximately 48.6% of the planned 2,422 persons.

     CASH FLOWS: Cash from operating activities in the first six months of 1999 was $87.3 million, a decrease of $2.4 million from the first six months of 1998. The first six months of 1999 reflect cash payments of $31.6 million for restructuring. This is offset by lower other net operating activities in the first six months of 1999 of $28.7 million compared to the comparable period last year, mainly due to prepayments for insurance and pension expenses last year. The Company typically experiences an increase in working capital requirements in the first six months of the year that turns around in the fourth quarter.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first six months of 1999 were $95.8 million, an increase of $21.7 million from the first six months of 1998. The majority of the increase was in our Defense Products & Services segment related to the purchase of a building.

     ACQUISITIONS: During the first six months of 1999 the Company acquired Water Pollution Control Corporation, Hydro Air Industries, Inc. and made an equity investment in EarthWatch Inc. The aggregate of these investments was $78.7 million, net of cash acquired of $1.8 million. During the first six months of 1998, the Company acquired Rule Industries, Inc. for $63.3 million and two other small companies.

     DIVESTITURES: During the first six months of 1999, the Company had one divestiture, Palm Coast Utility, that generated $25.8 million of cash. The remaining $10.6 million of proceeds from the sale of assets for the first six months of 1999, represents plant, property and equipment sales across all of our businesses. During the first six months of 1998, most of the proceeds from the sale of assets were from the divestiture of Barton, which generated $34.9 million of cash.

     SHARE REPURCHASE: The Company's $1.1 billion stock repurchase program was completed in the first quarter of 1999. During the course of the program, initiated in July of 1998, ITT Industries repurchased 30.5 million of its shares on the open market, at an average price of approximately $36 per share.

     DEBT AND CREDIT FACILITIES: External debt at June 30, 1999 was $678.3 million, compared with $767.1 million at December 31,1998. Cash and cash equivalents were $128.4 million at June 30, 1999, compared to $880.9 million at year end 1998. On June 30, 1999, the Company announced that it will redeem all of its outstanding 8 3/4% senior debentures due March 1, 2006 and 9 1/4% senior debentures due July 15, 2001 on August 1, 1999. The maximum amount of borrowing available under the Company's revolving credit agreements at June 30, 1999 was $1.5 billion.

NEW ACCOUNTING STANDARD: In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities"-Deferral of the Effective Date of FASB Statement No. 133, deferring the effective date of Statement 133 for one year. Consequently, SFAS 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which, for the Company would be the calendar year beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS 133 on reported financial results and has not determined the timing of, or method of, adoption. However, given the current level of the Company's derivative and hedging activities, the impact is not expected to be material.

YEAR 2000 UPDATE: As presented in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998, the Company has conducted a comprehensive inventory and assessment of its software and equipment to determine their state of year 2000 "Y2K" readiness. As of June 30, 1999, the Company estimates that over 99% of software and equipment essential to the operations of the business, and 98% of all other software and equipment, have been modified, upgraded or replaced and tested to confirm Y2K compliance, based upon the number of items the Company has identified which require remediaton. The Company believes that all software and equipment essential to the operations of the business will be made Y2K compliant by early in the third quarter 1999, and all other software and equipment deemed to require modification, upgrading or replacement should be completed by the end of the third quarter 1999. The Company is continuing the process of determining third party Y2K readiness and as of June 30, 1999 had communicated with all critical suppliers and vendors who supply products and services critical to the operations of the Company's business. The Company has utilized questionnaires, telephone interviews, site visits and audits in an effort to assess preparedness of such suppliers and vendors. Over 98% of our critical suppliers have advised us that they expect to be fully compliant on a timely basis. In addition, we have verified that approximately 96% of such suppliers were substantially compliant as of June 30, 1999 based on the results of the efforts described above. Alternative supply arrangements or other contingency plans are being addressed for those critical suppliers/vendors who we believe may not be Y2K compliant before year-end. Currently, the Company estimates that the aggregate cost of its Y2K initiatives will total approximately $20.8 million. As of June 30, 1999, approximately $16.1 million of costs related to its Y2K initiatives have been incurred, approximately 75% of which has been expensed.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Form 10-K Annual Report for the fiscal year ended December 31, 1998 filed by ITT Industries. The second full paragraph under Item
3. Legal Proceedings therein concerning environmental matters relating to the San Fernando Valley aquifer is hereby deleted and replaced in its entirety with the following:

     "ITT Industries has been involved since 1991 in an environmental proceeding in California relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. ITT Industries and other allegedly responsible parties have completed an allocation arbitration and have commenced the clean-up required by the EPA. Lockheed Martin Corporation, one of such parties, challenged the allocation arbitration in the Superior Court, Los Angeles County. The lower court ruled in ITT Industries' favor and Lockheed Martin appealed. In April 1999, the California Court of Appeals rejected Lockheed Martin's appeal. Lockheed Martin has filed a Petition for Review with the California Supreme Court. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against ITT Industries and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In June 1999, the parties reached a settlement in principle of the matter. ITT Industries has filed a suit against its insurers in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. for recovery of costs it has incurred in connection with this and other environmental matters. In April 1999, the Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals has accepted ITT Industries' petition for review of the Superior Court's order. Argument is set for August 1999. In April 1999, ITT Fluid Technology Corporation initiated a new coverage action in New Jersey, ITT Fluid Technology Corp. et al. v. Federal Ins. Co. et al., (Middlesex County, No. L-1919-99), involving new environmental insurance claims as well as claims pending but dormant before the court in California. ITT Industries' insurers have indicated that they intend to challenge the convenience of New Jersey as the forum for this action, and the Court is scheduled to hear arguments on this issue in September 1999. ITT Industries already has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 13, 1999, each of the outside directors of ITT Industries was granted 1,281 shares of ITT Industries common stock in lieu of the annual retainer pursuant to the ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors. A total of 10,248 shares were so issued. The shares were not registered under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT Industries' annual meeting of shareholders held on May 13, 1999, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

                                                              Votes Cast
                                                      -------------------------
                                                                                      Broker
                                                         For          Withheld       Nonvotes
                                                      ----------      --------       --------
Rand V. Araskog.......................................80,202,434      1,727,818         0
Robert A. Burnett.....................................81,229,623        700,629         0
Curtis J. Crawford....................................81,065,582        864,670         0
Michel David-Weill....................................80,459,796      1,470,456         0
D. Travis Engen.......................................81,107,899        822,353         0
Christina A. Gold.....................................81,304,015        626,237         0
Edward C. Meyer.......................................81,239,770        690,482         0
Linda Sanford.........................................81,352,314        577,938         0
Sidney Taurel.........................................81,323,884        606,368         0

     In addition to the election of directors, the reappointment of Arthur Andersen LLP as independent auditors for 1999 was ratified by a vote of 81,247,246 shares in favor, 320,287 shares against, 362,719 shares abstained, and 0 broker nonvotes. There were no other matters presented for a vote at the meeting.

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

                              ITT INDUSTRIES, INC.
                              (Registrant)




                              By             Edward W. Williams
                              -------------------------------------------
                                             Edward W. Williams
                                        Vice President and Controller
                                        (Principal accounting officer)


August 9, 1999
(Date)

                                  EXHIBIT INDEX

        Exhibit
          No.                         Description                                                            Location
          ---                         -----------                                                            --------
         (2)            Plan of acquisition, reorganization, arrangement,
                        liquidation or succession                                                              None

         (3)            Articles of Incorporation and by-laws                                                  None

         (4)            Instruments defining the rights of security holders,
                        including indentures                                                                   None

         (10)           Material contracts                                                                     None

         (11)           Statement re computation of per share
                        earnings                                                                          See Note 6 to notes
                                                                                                          to Consolidated Financial
                                                                                                          Statements

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

         (22)           Published report regarding matters submitted
                        to vote of security holders                                                            None

         (23)           Consents of experts and counsel                                                        None

         (24)           Power of attorney                                                                      None

         (27)           Financial Data Schedule                                                           Filed Herewith

         (27.1)         Restated Financial Data Schedule with respect to June 30, 1998                    Filed Herewith

         (99)           Additional Exhibits                                                                    None