Form 10-Q
period 1999-09-30
ITT INDUSTRIES INC
filed 1999-11-15
CIK 216228

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
   |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1999

   | |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
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

       As of October 31, 1999, there were outstanding 87,914,595 shares of common stock ($1 par value per share) of the registrant.

================================================================================

                              ITT INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
Part I.  FINANCIAL INFORMATION:
         Item 1.  Financial Statements:
                  Consolidated Condensed Income Statements -- Three Months and Nine
                       Months Ended September 30, 1999 and 1998................................      2
                  Consolidated Condensed  Balance Sheets -- September 30, 1999 and
                       December 31, 1998.......................................................      3
                  Consolidated Condensed Statements of Cash Flows -- Nine Months Ended
                      September 30, 1999 and 1998..............................................      4
                  Notes to Consolidated Condensed Financial Statements ........................      5
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations:
                  Three Months and Nine Months Ended September 30, 1999 and 1998...............      8

Part II. OTHER INFORMATION:
         Item 1.  Legal Proceedings............................................................     13
         Item 6.  Exhibits and Reports on Form 8-K.............................................     13
         Signature.............................................................................     14
         Exhibit Index.........................................................................     15

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

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                         (IN MILLIONS, EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                         --------------------------    --------------------------
                                                             1999           1998          1999           1998
                                                         -----------    -----------    -----------    -----------
Sales and revenues ..................................    $   1,106.4    $   1,048.0    $   3,389.8    $   3,272.5
                                                         -----------    -----------    -----------    -----------

Costs of sales and revenues .........................          780.5          723.1        2,393.7        2,295.2
Selling, general, and administrative expenses .......          164.0          177.3          510.9          544.3
Research, development, and engineering expenses......           63.7           75.5          199.9          202.6
Restructuring and nonrecurring items ................         --             --             --               30.8
                                                         -----------    -----------    -----------    -----------
Total costs and expenses ............................        1,008.2          975.9        3,104.5        3,072.9
                                                         -----------    -----------    -----------    -----------
Operating income ....................................           98.2           72.1          285.3          199.6
Interest expense ....................................          (22.6)         (31.2)         (60.4)        (104.6)
Interest income .....................................           10.7            4.8           28.5           15.4
Miscellaneous income (expense), net .................         --               (1.6)           0.9           (3.6)
                                                         -----------    -----------    -----------    -----------
Income from continuing operations before income
taxes................................................           86.3           44.1          254.3          106.8
Income tax expense ..................................          (31.9)         (17.2)         (94.1)         (41.7)
                                                         -----------    -----------    -----------    -----------
Income from continuing operations ...................           54.4           26.9          160.2           65.1
Discontinued operations:
Operating income, net of tax of $9.6 and $65.0.......         --               15.0         --              101.7
Gain on sales of ITT Automotive, net of tax of
   $849.7 in each period ............................         --            1,546.9         --            1,546.9
                                                         -----------    -----------    -----------    -----------
Net income ..........................................    $      54.4    $   1,588.8    $     160.2    $   1,713.7
                                                         ===========    ===========    ===========    ===========
EARNINGS PER SHARE:
Income from continuing operations
  Basic .............................................    $        .62   $        .23   $       1.79   $        .56
  Diluted ...........................................             .60            .23           1.73            .54
Discontinued operations
  Basic .............................................         --               13.58        --               14.07
  Diluted ...........................................         --               13.22        --               13.71
Net income
  Basic .............................................             .62          13.81           1.79          14.63
  Diluted ...........................................             .60          13.45           1.73          14.25
Cash dividends declared per common share ............    $        .15   $        .15   $        .45   $        .45

----------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)


                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1999               1998
                                                                   -------------      ------------
                                                                    (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents ................................         $    218.9        $    880.9
  Receivables, net .........................................              852.1             842.6
  Inventories, net .........................................              586.0             578.9
  Other current assets .....................................               78.8              80.0
                                                                     ----------        ----------
     Total current assets ..................................            1,735.8           2,382.4

Plant, property, and equipment, net ........................              807.9             991.6
Deferred U.S. income taxes .................................              362.6             367.4
Goodwill, net ..............................................            1,006.3             865.3
Other assets ...............................................              432.3             442.1
                                                                     ----------        ----------
                                                                     $  4,344.9        $  5,048.8
                                                                     ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .........................................         $    338.1        $    396.2
  Accrued expenses .........................................              809.5             932.9
  Accrued taxes ............................................              331.9             570.1
  Notes payable and current maturities of long-term debt ...              403.1             251.6
                                                                     ----------        ----------
     Total current liabilities .............................            1,882.6           2,150.8

Pension and postretirement costs ...........................              395.7             419.9
Long-term debt .............................................              478.0             515.5
Other liabilities ..........................................              530.9             662.6
                                                                     ----------        ----------
                                                                        3,287.2           3,748.8

Shareholders' Equity:
  Cumulative Preferred Stock:  Authorized 50,000,000 shares,
     No par value, none issued .............................             --                --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
     Outstanding 87,914,595 shares and 95,967,976 shares ...               87.9              96.0
  Capital surplus ..........................................             --                --
  Accumulated other comprehensive income (loss):
     Unrealized gain (loss) on investment securities .......               (1.3)             (0.5)
     Cumulative translation adjustments ....................              (87.0)            (67.0)
                                                                     ----------        ----------
                                                                          (88.3)            (67.5)

  Retained earnings ........................................            1,058.1           1,271.5
                                                                     ----------        ----------
                                                                        1,057.7           1,300.0
                                                                     ----------        ----------
                                                                     $  4,344.9        $  5,048.8
                                                                     ==========        ==========

----------
The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ------------------------
                                                                  1999            1998
                                                                  ----            ----
OPERATING ACTIVITIES
Net income ..............................................       $  160.2      $  1,713.7
Discontinued operations:
  Operating income ......................................         --              (101.7)
  Gain on sales of ITT Automotive .......................         --            (1,546.9)
                                                                --------      ----------
Income from continuing operations .......................          160.2            65.1
                                                                --------      ----------
Adjustments to income from continuing operations:
  Depreciation ..........................................          111.1           124.0
  Amortization ..........................................           25.1            28.2
  Restructuring and nonrecurring charges ................         --                30.8
Payments made for restructuring .........................          (41.7)         --
Change in receivables, inventories, accounts payable, and
    Accrued expenses ....................................          (94.3)         (130.5)
Change in accrued and deferred taxes ....................           34.4            (9.6)
Other, net ..............................................           (2.6)          (53.3)
                                                                --------      ----------
    Cash from operating activities ......................          192.2            54.7
                                                                --------      ----------

INVESTING ACTIVITIES
Additions to plant, property, and equipment .............         (138.6)         (115.1)
Proceeds from sale of assets ............................           71.3         3,709.7
Acquisitions ............................................         (232.6)          (79.7)
Other, net ..............................................            5.8             1.4
                                                                --------      ----------
    Cash (used for) from investing activities ...........         (294.1)        3,516.3
                                                                --------      ----------

FINANCING ACTIVITIES
Short-term debt, net ....................................          210.3          (999.1)
Long-term debt repaid ...................................          (70.6)          (23.2)
Long-term debt issued ...................................            1.4          --
Repurchase of common stock ..............................         (394.3)         (359.1)
Dividends paid ..........................................          (42.4)          (52.7)
Other, net ..............................................           26.7           104.7
                                                                --------      ----------
    Cash (used for) financing activities ................         (268.9)       (1,329.4)
                                                                --------      ----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS ......          (14.4)            5.2
CASH FROM (USED FOR) DISCONTINUED OPERATIONS ............         (276.8)         (101.0)
                                                                --------      ----------
(Decrease) Increase  in cash and cash equivalents .......         (662.0)        2,145.8
Cash and cash equivalents -- beginning of period ........          880.9           192.2
                                                                --------      ----------
Cash and cash equivalents -- end of period ..............       $  218.9      $  2,338.0
                                                                ========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period from continuing operations:
  Interest ..............................................       $   55.6      $     99.2
                                                                ========      ==========

  Income taxes, net of refunds ..........................       $   20.2      $     78.4
                                                                ========      ==========

----------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)


1) RESTRUCTURING: At December 31, 1998, the reserve balance for restructuring actions was $138.4 million. In the first nine months of 1999, the Company made cash payments of $41.7 million, recorded $1.1 million of reversals related to the sale of a business unit and applied $4.2 million of asset impairment and other items. The reserve balance at September 30, 1999 for restructuring was $91.4 million. As reported in the 1998 Annual Report, restructuring activities include plans to reduce workforce by approximately 2,400 persons. At September 30, 1999, cumulative headcount reductions were 1,498 persons. The restructuring activities are progressing according to plans as discussed in the 1998 Annual Report.


2) RECEIVABLES, NET

       Receivables consist of the following:

                                                 SEPTEMBER 30,         DECEMBER 31,
                                                     1999                  1998
                                                 -------------         ------------
Trade ..............................               $  795.9              $  753.5
Other ..............................                   79.4                 111.8
Less reserves ......................                  (23.2)                (22.7)
                                                   --------              --------
                                                   $  852.1              $  842.6
                                                   ========              ========


3) INVENTORIES, NET

       Inventories consist of the following:

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                         1999              1998
                                                     -------------     ------------
Finished goods .............................           $  203.3          $  206.2
Work in process ............................              453.2             511.6
Raw materials ..............................              197.5             209.8
Less -- reserves ...........................             (113.8)           (115.0)
     -- progress payments ..................             (154.2)           (233.7)
                                                       --------          --------
                                                       $  586.0          $  578.9
                                                       ========          ========

4) PLANT, PROPERTY, AND EQUIPMENT, NET

       Plant, property, and equipment consist of the following:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1999             1998
                                                    -------------     ------------
Land and improvements ......................         $     68.0        $     51.5
Buildings and improvements .................              318.5             346.7
Machinery and equipment ....................            1,151.0           1,295.8
Construction work in progress ..............               99.7             103.9
Other ......................................              377.6             509.1
                                                     ----------        ----------
                                                        2,014.8           2,307.0
Less -- accumulated depreciation and
    amortization ...........................           (1,206.9)         (1,315.4)
                                                     ----------        ----------
                                                     $    807.9        $    991.6
                                                     ==========        ==========

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)


5) COMPREHENSIVE INCOME

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -------------------------       -------------------------
                                                                         1999            1998            1999            1998
                                                                       --------       ----------       --------       ----------
Net income:
  Continuing operations .........................................      $   54.4       $     26.9       $  160.2       $     65.1
  Discontinued operations:
     Operating income ...........................................        --                 15.0         --                101.7
     Gain on sales of ITT Automotive ............................        --              1,546.9         --              1,546.9
                                                                       --------       ----------       --------       ----------
Total ...........................................................          54.4          1,588.8          160.2          1,713.7

Other comprehensive income (loss):
  Foreign currency translation adjustments ......................          (6.6)             1.3          (14.1)           (10.0)
  Reclassification included in net income .......................        --               (182.6)        --               (182.6)
                                                                       --------       ----------       --------       ----------
                                                                           (6.6)          (181.3)         (14.1)          (192.6)
  Unrealized gain (loss) on investment securities during period..          (2.1)            (2.7)          (0.9)            (2.3)
                                                                       --------       ----------       --------       ----------

    Other comprehensive income (loss), before tax ...............          (8.7)          (184.0)         (15.0)          (194.9)
  Income benefit (tax) for other comprehensive income ...........           4.7            (14.7)          (5.8)           (16.6)
                                                                       --------       ----------       --------       ----------
    Other comprehensive income (loss), after tax ................          (4.0)          (198.7)         (20.8)          (211.5)
                                                                       --------       ----------       --------       ----------
Comprehensive income ............................................      $   50.4       $  1,390.1       $  139.4       $  1,502.2
                                                                       ========       ==========       ========       ==========

Note: The $182.6 pre-tax reclassification adjustment for the three month and nine month periods ended September 30, 1998, was due to the sales of the Company's discontinued automotive businesses.


6) CALCULATION OF EARNINGS PER SHARE

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                              -----------------------      ------------------------
                                                                1999           1998           1999           1998
                                                              --------      ---------      ---------      ---------
BASIC BASIS --

    Income from continuing operations .................       $   54.4      $    26.9      $   160.2      $    65.1
                                                              --------      ---------      ---------      ---------


    Average common shares outstanding .................           87.9          115.0           89.5          117.1
                                                              --------      ---------      ---------      ---------

    Earnings Per Share ................................       $     .62     $      .23     $     1.79     $      .56
                                                              =========     ==========     ==========     ==========

DILUTED BASIS --

    Income from continuing operations .................       $   54.4      $    26.9      $   160.2      $    65.1
                                                              --------      ---------      ---------      ---------


    Average common shares outstanding .................           87.9          115.0           89.5          117.1
    Add: Stock options ................................            2.7            3.1            3.0            3.2
                                                              --------      ---------      ---------      ---------
    Average common shares outstanding- diluted basis...           90.6          118.1           92.5          120.3
                                                              --------      ---------      ---------      ---------

    Earnings Per Share ................................       $     .60     $      .23     $     1.73     $      .54
                                                              =========     ==========     ==========     ==========

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)




7) ACQUISITIONS

On September 10, 1999 the Company acquired Flojet Corporation ("Flojet"), a privately held company, for approximately $142, consisting of $132 in cash and $10 in notes payable. Flojet manufactures air and electric driven pumps, motors, and dispensing equipment for a variety of industries, including beverage, general industrial equipment, agricultural/lawn and garden, recreational vehicle, leisure marine, and water purification. Flojet has annual sales of approximately $50.

During the first nine months of 1999, the Company also made six acquisitions for a total of approximately $100. The results of these businesses were not material in relation to the Company's consolidated results of operations.

On October 29, 1999 the Company completed the purchase of STX Pte. Ltd. ("STX") from Singapore-based San Teh, Ltd., for approximately $110. STX manufactures conductive rubber switches used in keypads for mobile telephones, high-end remote control units, and keyless entry systems. STX has annual sales of approximately $64.

Each of the aforementioned acquisitions has been or will be accounted for using the purchase method. The purchase price allocations have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. The excess of the purchase price over the fair value of the assets acquired and the liabilities assumed have or will be recorded as goodwill, and will be amortized over a period not to exceed 40 years.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

    Net income from continuing operations for the third quarter of 1999 was $54.4 million, or $.60 per diluted share. This compares to $26.9 million, or $.23 per diluted share from the comparable period last year. The increase in net income of $27.5 million was attributable to higher operating income resulting from higher sales volume, restructuring and other cost reduction initiatives, and a significant reduction in interest expense.

    Sales and revenues for the third quarter of 1999 increased $58.4 million from the third quarter of 1998 due to increases of $41.8 million in our Defense Products & Services segment, $22.5 million in our Specialty Products segment, and $3.8 million in our Pumps & Complementary Products segment. Selling, general and administrative expenses decreased $13.3 million from last year primarily due to cost reduction initiatives.

    In the third quarter of 1998, the Company recorded $16.0 million for various restructuring projects at Connectors & Switches and a $16.0 million gain on the sale of Pomona Electronics. Excluding nonrecurring charges, ongoing segment margin increased 1.6 percentage points from the third quarter of 1998.

    Interest expense, net of interest income, was $14.5 million lower in the third quarter of 1999 compared to last year. The decrease was due to using a portion of the proceeds from the automotive sales to significantly lower the Company's debt level.

The effective income tax rate for the third quarter of 1999 was 37%, compared with 39% for the third quarter of 1998. The reduction in the effective income tax rate is due to implementation of tax planning strategies.

    Business Segments - Sales and revenues and operating income of the Company's business segments for the three months ended September 30, 1999, and 1998 were as follows (in millions):

                                         Defense        Pumps &                 Dispositions,
Three months ended       Connectors     Products &   Complementary   Specialty     Other &                       Grand
September 30,1999        & Switches      Services      Products      Products    Eliminations   Corporate        Total
-----------------        ----------     ----------   -------------   ---------  -------------   ---------        -----
Sales and revenues        $  127.4       $  319.9      $  441.2      $  216.2      $   1.7       $   --        $  1,106.4

Operating Income          $   15.9       $   24.2      $   44.0      $   26.5      $  (0.1)      $ (12.3)      $     98.2

Three months ended
September 30,1998
-----------------
Sales and revenues        $  129.3       $  278.1      $  437.4      $  193.7      $   9.5       $   --        $  1,048.0

Operating Income          $   (4.1)      $   23.2      $   37.4      $   14.2      $  17.7       $ (16.3)      $     72.1

Connectors & Switches' sales and revenues decreased $1.9 million compared with the third quarter of 1998. This was mainly due to softness in the military, aerospace and commercial aircraft businesses, partially offset by growth in the switches business. Operating income increased $20.0 million primarily due to cost reduction initiatives instituted this year and a $16.0 million charge taken in 1998 for restructuring projects.

Defense Products & Services' sales and revenues for the third quarter of 1999 increased $41.8 million compared with the third quarter of 1998 due to increased sales of our SINCGARS and Night Vision products. Operating income increased $1.0 million in the third quarter of 1999 compared with the same period last year mainly due to higher sales volume.

Pumps & Complementary Products' sales for the third quarter of 1999 increased $3.8 million compared with the same period last year. The continued softness in the industrial end-use markets was partially offset by improvements at our Fluid Handling and Water Technology divisions. Operating income increased $6.6 million in the third quarter of 1999 compared with the third quarter of 1998 due to cost reduction initiatives.

Specialty Products' sales for the third quarter of 1999 increased $22.5 million compared with the third quarter of 1998. The increase is due to higher automotive build rates in North America, increased market share in Europe and the impact of the General Motors strike last year. Operating income increased $12.3 million in the third quarter of 1999 compared with the same period last year due to higher sales volume.

Corporate expenses decreased $4.0 million in the third quarter of 1999 compared to last year mainly due to lower costs from corporate restructuring efforts initiated in the fourth quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

    Net income from continuing operations was $160.2 million, or $1.73 per diluted share. This compares to $83.9 million of net income or $0.70 per diluted share, excluding nonrecurring items of $18.8 million ($30.8 before tax), for 1998. The increase in net income of $76.3 million was mainly attributable to higher sales volume, restructuring and other cost reduction initiatives and a significant reduction in interest expense.

    Sales and revenues for the first nine months of 1999 increased $117.3 million from the first nine months of 1998 primarily due to an increase of $97.3 million in our Defense Products & Services segment and an increase of $90.5 million in our Specialty Products segment. These increases were partially offset by decreases of $22.3 million in our Connectors & Switches segment and $9.3 million in our Pumps & Complementary Products segment. Selling, general and administrative expenses decreased by $33.4 million compared to last year primarily due to cost reduction initiatives.

    The first nine months of 1998 had nonrecurring charges of $30.8 million. This consisted of $25.7 million for the closure of a plant, $16.0 million of restructuring projects at Connectors & Switches, and $20.1 million of accruals for anticipated legal expenses and losses on the divestitures of non-core businesses. These costs were partially offset by $31.0 million of gains on the sales of Barton and Pomona Electronics. Excluding nonrecurring charges, operating segment margin increased 1.2 percentage points from the first nine months of 1998.

    Interest expense, net of interest income, decreased $57.3 million in the first nine months of 1999 compared to last year. The decrease was due to using a portion of the proceeds from the automotive sales to significantly lower the Company's debt level.

    The effective income tax rate for the first nine months of 1999 was 37%, compared with 39% for the same period last year. The reduction in the effective income tax rate is due to implementation of tax planning strategies.

Business Segments - Sales and revenues, operating income and total assets of the Company's business segments for the nine months ended September 30, 1999, and 1998 were as follows (in millions):

                                          Defense        Pumps &                   Dispositions,
Nine months ended        Connectors     Products &    Complementary     Specialty    Other &                        Grand
September 30, 1999       & Switches      Services        Products       Products    Eliminations   Corporate        Total
-----------------        ----------     ----------    -------------     ---------  -------------   ---------        -----
Sales and revenues        $  372.4      $  1,023.2      $  1,284.0      $  703.0      $   7.2      $    --        $  3,389.8

Operating Income          $   43.1      $     70.3      $    116.4      $   98.8      $   0.3      $  (43.6)      $    285.3

Total Assets              $  311.0      $    641.1      $  1,746.0      $  737.0      $  78.3      $  831.5       $  4,344.9

Nine months ended
September 30, 1998
------------------
Sales and revenues        $  394.7      $  925.9      $  1,293.3      $  612.5      $   46.1      $   --           $  3,272.5

Operating Income          $   20.1      $   67.4      $     79.5      $   65.9      $   35.9      $    (69.2)      $    199.6

Total Assets              $  325.7      $  602.9      $  1,840.1      $  607.3      $  370.2      $  2,699.9       $  6,446.1

Connectors & Switches' sales and revenues decreased $22.3 million from the prior year mainly due to weak demand in the connectors business in Europe and North America. This was partially offset by growth in the switches business. Operating income increased $23.0 million from the prior year mainly due to cost reduction initiatives instituted this year and a $16.0 million charge taken in 1998 for restructuring projects.

Defense Products & Services' sales and revenues increased $97.3 million from the prior year principally due to a $25.6 million claim settlement on a prior year project in our Aerospace and Communications division and higher sales volume in our Night Vision unit. Operating income was $2.9 million higher in the first nine months of 1999 compared to the same period last year mainly due to higher sales volume and the receipt of a $5.3 million settlement in the second quarter of 1999. During the first nine months of 1999, the Company recorded $28.3 million in charges for loss contracts, warranty provisions, asset impairments and other matters.

Pumps & Complementary Products' sales decreased $9.3 million compared to the same period last year. The decrease was primarily due to weakness in the industrial end-use markets. Operating income increased $11.2 million compared to 1998 due to cost reduction initiatives. This increase excludes a 1998 restructuring charge of $25.7 million for the shut down of a pump manufacturing facility in Cincinnati, Ohio.

Specialty Products' sales increased $90.5 million compared to the same period last year. The increase is primarily due to higher automotive build rates in North America, increased market share in Europe, the impact of the General Motors strike last year and $16.4 million due to the acquisition of Rule Industries, Inc. in June 1998. Operating income for the first nine months of 1999 increased $32.9 million compared to last year due to higher sales volume and cost reduction initiatives.

Corporate expenses, excluding a $20.1 million charge for restructuring recorded in the first quarter of 1998, decreased $5.5 million in the first nine months of 1999 compared to the comparable period. Expenses recorded during the first nine months of 1999 for tax organization costs, terminated projects and other matters were more than offset by lower costs due to corporate restructuring efforts initiated in the fourth quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities of $192.2 million, increase in debt of $141.1 million, divestiture proceeds of $71.3 million and $662.0 million of cash and cash equivalents were used primarily for repurchases of common stock of $394.3 million, capital expenditures of $138.6 million, acquisitions of $232.6 million, dividend payments of $42.4 million, and $276.8 million for costs related to discontinued operations.

     STATUS OF RESTRUCTURING ACTIVITIES: During 1998, the Company recorded restructuring charges to close facilities, discontinue product lines and reduce headcount. As of September 30, 1999, the Company had closed 16 of the planned 25 facilities, discontinued 16 of the planned 19 product lines and reduced the workforce by 1,498, or approximately 62% of the planned aggregate reduction of approximately 2,400 persons.





     CASH FLOWS: Cash from operating activities in the first nine months of 1999 was $192.2 million, an increase of $137.5 million from the first nine months of 1998. This increase excludes $1.6 billion of income from discontinued operations in the first nine months of 1998. The main driver of the increase is higher earnings, better working capital management and lower tax payments. The first nine months of 1999 reflects cash payments of $41.7 million for restructuring.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first nine months of 1999 were $138.6 million, an increase of $23.5 million from the first nine months of 1998. The majority of the increase was in our Defense Products & Services segment related to the purchase of a building.

     ACQUISITIONS: During the first nine months of 1999 the Company acquired Water Pollution Control Corporation, Hydro Air Industries, Inc., FloJet Corp., K&M Electronics, made an equity investment in EarthWatch Inc. and acquired two other small companies. The aggregate of these investments was $232.6 million, net of cash acquired of $2.5 million. During the first nine months of 1998, the Company acquired Rule Industries, Inc. for $63.3 million and four other small companies.

     DIVESTITURES: During the first nine months of 1999, the Company had two divestitures, Palm Coast Utility, and Carbon Industries that generated $56.2 million of cash. The remaining $15.1 million of proceeds from the sale of assets for the first nine months of 1999, represents plant, property and equipment sales across all of our businesses. In 1998, the Company sold its automotive Brake and Chassis and Electrical Systems businesses, Barton fluid measurement and Pomona Electronics units for a total of $3.7 billion.

     SHARE REPURCHASE: The Company's $1.1 billion stock repurchase program was completed in the first quarter of 1999. During the course of the program, initiated in July of 1998, ITT Industries repurchased 30.5 million of its shares on the open market, at an average price of approximately $36 per share.

     DEBT AND CREDIT FACILITIES: External debt at September 30, 1999 was $881.1 million, compared with $767.1 million at December 31,1998. Cash and cash equivalents were $218.9 million at September 30, 1999, compared to $880.9 million at year end 1998. On August 1, 1999, the Company redeemed all of its outstanding 8 3/4% senior debentures due March 1, 2006 and 9 1/4% senior debentures due July 15, 2001. The maximum amount of borrowing available under the Company's revolving credit agreements at September 30, 1999 was $1.5 billion.

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

YEAR 2000 UPDATE: As presented in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998, the Company has conducted a comprehensive inventory and assessment of its software and equipment to determine their state of year 2000 "Y2K" readiness. As of September 30, 1999, the Company estimates that all software and equipment essential to the operations of the business, as well as all other software and equipment, have been modified, upgraded or replaced and tested to confirm Y2K compliance, based upon the number of items the Company has identified which require remediaton. The Company is continuing the process of determining third party Y2K readiness and as of September 30, 1999 had communicated with all critical suppliers and vendors who supply products and services critical to the operations of the Company's business. The Company has utilized questionnaires, telephone interviews, site visits and audits in an effort to assess preparedness of such suppliers and vendors. Over 98% of our critical suppliers have advised us that they expect to be fully compliant on a timely basis and we have verified that they are substantially compliant as of September 30, 1999 based on the results of the efforts described above. Alternative supply arrangements or other contingency plans are being addressed for those critical suppliers/vendors who we believe may not be Y2K compliant before year-end. Currently, the Company estimates that the aggregate cost of its Y2K initiatives will total approximately $19.5 million, substantially all of which was incurred as of September 30, 1999. Approximately 75% of total costs have been expensed with the balance being capitalized.

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

                                    Part II.

                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          Reference is made to the Form 10-K Annual Report for the fiscal year ended December 31, 1998 filed by ITT Industries. The second full paragraph under
Item 3. Legal Proceedings therein concerning environmental matters relating to the San Fernando Valley aquifer and other matters, as amended in the ITT Industries Form 10-Q for the quarterly period ended June 30, 1999, is hereby deleted and replaced in its entirety with the following:

         "ITT Industries has been involved since 1991 in an environmental proceeding in California relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. ITT Industries and other allegedly responsible parties have completed an allocation arbitration and have commenced the clean-up required by the EPA. Lockheed Martin Corporation, one of such parties, challenged the allocation arbitration in the Superior Court, Los Angeles County. The lower court ruled in ITT Industries' favor and Lockheed Martin appealed. On appeal, the California Court of Appeals upheld the decision of the Superior Court. Lockheed Martin's petition for review to the California Supreme Court was denied in August 1999. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against ITT Industries and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including ITT Industries and Lockheed Martin, reached an agreement in principle on a consent decree settling that case. The consent decree is awaiting approval from the EPA. In a suit filed several years ago by ITT Industries in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, ITT Industries is seeking recovery of costs it incurred in connection with this and other environmental matters. In April 1999, the Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals has accepted ITT Industries' petition for review of the Superior Court's order. Argument was scheduled for August 1999; however, it has now been continued to an indefinite date. In April 1999, ITT Industries initiated a new coverage action in New Jersey, ITT Industries, Inc. et al. v. Federal Ins. Co. et al., (Middlesex County, No. L-1919-99), involving new environmental insurance claims as well as claims pending but dormant before the court in California. ITT Industries' insurers challenged the convenience of New Jersey as the forum for this action. In its ruling on the motion, the Court dismissed the non-New Jersey claims, deferred action on certain New Jersey claims and retained jurisdiction over one New Jersey claim. ITT Industries has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive."


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


November 15, 1999
(Date)

                                  EXHIBIT INDEX


Exhibit
   No.                           Description                                            Location
   ---                           -----------                                            --------
   (2)       Plan of acquisition, reorganization, arrangement,
             liquidation or succession                                                    None


   (3)       Articles of Incorporation and by-laws                                        None

   (4)       Instruments defining the rights of security holders, including
             indentures                                                                   None

   (10)      Material contracts
             (k)  ITT Industries 1996 Restricted Stock Plan
                   for Non-Employee Directors, as amended                              Filed Herewith

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