Form 10-K405
period 1999-12-31
ITT INDUSTRIES INC
filed 2000-03-28
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from                  to
                                            ----------------    ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on January 31, 2000, was approximately $2.8 billion.

     As of February 29, 2000, there were outstanding 87,914,595 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 9, 2000, is incorporated by reference in
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART      1      Business of ITT Industries..................................     1
 I        2      Properties..................................................    10
          3      Legal Proceedings...........................................    11
          4      Submission of Matters to a Vote of Security Holders.........    12
          *      Executive Officers of ITT Industries........................    12
PART      5      Market for Common Stock and Related Stockholder Matters.....    13
 II       6      Selected Financial Data.....................................    14
          7      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................    15
          7A     Quantitative and Qualitative Disclosures About Market
                   Risk......................................................    23
          8      Financial Statements and Supplementary Data.................    23
          9      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................    23
PART     10      Directors and Executive Officers of the Registrant..........    23
III      11      Executive Compensation......................................    23
         12      Security Ownership of Certain Beneficial Owners and
                   Management................................................    23
         13      Certain Relationships and Related Transactions..............    23
PART     14      Exhibits, Financial Statement Schedules, and Reports on Form
 IV                8-K.......................................................    23

         Signatures..........................................................  II-1
         Exhibit Index.......................................................  II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I

ITEM 1.                    BUSINESS OF ITT INDUSTRIES

     ITT Industries, Inc., with 1999 sales of approximately $4.6 billion, is a global manufacturing company that is engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. We are focused on the four principal business segments of Connectors & Switches, Defense Products & Services, Pumps & Complementary Products, and Specialty Products.

     Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 38,000 employees based in 47 countries. Unless the context otherwise indicates, references herein to "ITT Industries," the "Company," and such words as "we," "us," and "our" include ITT Industries, Inc. and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. Reference is made to "-- COMPANY HISTORY AND CERTAIN RELATIONSHIPS." Our telephone number is (914) 641-2000.

     The table below shows, in percentage terms, our consolidated sales and revenues and operating income (excluding restructuring and other special items) attributable to each of our ongoing lines of business for the last three years:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
SALES AND REVENUES
  Connectors & Switches.....................................   11%     12%     13%
  Defense Products & Services...............................   31      29      26
  Pumps & Complementary Products............................   37      39      35
  Specialty Products........................................   21      19      20
  Other.....................................................   --       1       6
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===
OPERATING INCOME
  Connectors & Switches.....................................   15%     16%     15%
  Defense Products & Services...............................   27      30      29
  Pumps & Complementary Products............................   40      45      47
  Specialty Products........................................   32      28      32
  Other.....................................................  (14)    (19)    (23)
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

BUSINESS AND PRODUCTS

  CONNECTORS & SWITCHES

     Connectors & Switches, with sales and revenues of approximately $516.0 million, $527.9 million, and $537.7 million for 1999, 1998, and 1997, respectively, is a significant connector and switch company and a leading supplier to the industrial, communications, and military/aerospace sectors. Its products are used in telecommunications, computing, aerospace, and industrial applications, as well as network services.

     Connectors & Switches develops and manufactures interconnects, cable assemblies, switches, key pads, multi-function grips, panel switch assemblies, input/output card kits, smart card systems, LAN components, high speed/high band-width network systems, and related services.

     Order backlog for Connectors & Switches in 1999 was $158.6 million, compared with $130.2 million in 1998 and $131.7 million in 1997.

     Connectors & Switches products are marketed primarily under the Cannon(R) brand name.

     The level of activity for Connectors & Switches is affected by overall economic conditions in the markets served and the competitive position with respect to price, quality, technical expertise, and customer service. See
" -- COMPETITION."

     Connectors & Switches companies have an aggregate of approximately 10,000 employees and have 18 facilities located in 9 countries.

  DEFENSE PRODUCTS & SERVICES

     Defense Products & Services, with sales and revenues of approximately $1.41 billion, $1.29 billion, and $1.10 billion for 1999, 1998, and 1997, respectively, develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets. Operations are in North America, Europe, and the Middle East. Product groups are government services; tactical communications; night vision; airborne electronic warfare; satellite instruments; and radar and other.

     Defense Products & Services concentrates its efforts primarily in those market segments where management believes it can be a market leader. It is a leading supplier of products that management believes will be critical to the armed forces in the 21st century. This particularly includes products designated to facilitate communications in the forward area battlefield, night vision devices that enable soldiers to conduct night combat operations, and airborne electronic warfare systems that protect aircraft from enemy missiles. Management believes that Defense Products & Services may also benefit from trends to commercialize and outsource military support services.

     In government services, ITT Systems provides military base operations support, equipment and facility maintenance, and training services for government sites around the world. It also provides advanced technology services and customized products to government, industrial, and commercial customers in the areas of information technology, consulting and technical assistance, military systems effects and analysis, and hardware design, test and evaluation.

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

     ITT Night Vision provides advanced goggles for airborne and ground applications which give United States and allied soldiers the capability to conduct night combat operations. ITT Night Vision is the leading full service supplier to the United States and allied military forces of Generation III night vision products. ITT Night Vision also produces a commercial line of night vision products for law enforcement, marine, and recreational applications.

     In airborne and electronic warfare, ITT Avionics produces airborne electronic warfare systems, such as the Airborne Self-Protection Jammer ("ASPJ"), to help protect aircraft from radar-guided weapons. ITT Avionics is developing for the United States Army the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called a Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). ITT Avionics, teamed with Lockheed Martin Sanders, is also developing the United States Integrated Defensive Countermeasures ("IDECM") system for fixed wing aircraft such as the F/A-18 E/F fighter fleet.

     In satellite instruments, the ITT Aerospace/Communications Division produces sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency in remote sensing/navigation space payloads to track hurricanes, tornadoes, and other weather patterns.

     Defense Products and Services also produces and installs ship and air defense radar and air traffic control systems both in the United States and elsewhere.

     The following table illustrates the percentage of sales and revenues by product group for the periods specified:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1999     1998     1997
                                                              ----     ----     ----
Government Services.........................................    30%      33%      28%
Tactical Communications.....................................    27       20       29
ITT Night Vision............................................    14       12       11
Airborne Electronic Warfare.................................    12       11       10
Satellite Instruments.......................................     9       16       14
Radar and Other.............................................     8        8        8
                                                              ----     ----     ----
                                                               100%     100%     100%
                                                              ====     ====     ====

     Defense Products & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 94% of 1999 sales and revenues of Defense Products & Services was to governmental entities, of which approximately 75% was to the United States Government (principally in defense programs). Defense Products & Services, Racal Electronics, and BAE Systems are participating in a joint venture to develop the Bowman Program, a tactical communications system for the British Armed Forces.

     A substantial portion of the work of Defense Products & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, no other governmental or commercial customer accounted for more than 5.4% of 1999 sales and revenues for Defense Products & Services.

     Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Products & Services were 3% in 1999, 2% in 1998, and 1% in 1997. Certain products sold by Defense Products & Services have particular commercial application, including night vision devices and radar systems. In addition, Defense Products & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

     Order backlog for Defense Products & Services in 1999 was $1.84 billion, compared with $2.22 billion in 1998 and $2.11 billion in 1997.

     The level of activity in Defense Products & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Products & Services, demand and budget availability for such products and services in areas other than defense, and other factors. See "-- COMPETITION."

     Defense Products & Services companies have an aggregate of approximately 10,000 employees and have 75 facilities in 11 countries.

  PUMPS & COMPLEMENTARY PRODUCTS

     Pumps & Complementary Products, with sales and revenues of approximately $1.74 billion, $1.77 billion, and $1.46 billion for 1999, 1998, and 1997, respectively, is engaged in the design, development, production, sale, and after-sale support of products, systems and services used to move, handle, transfer, control, and contain fluids. Pumps & Complementary Products is a leading worldwide supplier of a broad range of pumps, mixers, heat exchangers, valves, and systems for residential, agricultural, commercial, municipal, and industrial applications. Principal customers are in North America, Western Europe, the Asia/Pacific region, and Latin America. No single customer accounted for more than 1% of 1999 sales for Pumps & Complementary Products. Sales are made directly and through independent distributors and representatives.

     Pumps & Complementary Products concentrates on three major markets: industrial, water supply and wastewater, and construction.

     Pumps & Complementary Products serves the chemical processing, pulp and paper, hydrocarbon processing, power, and mining industries. However, more than half of its sales in the industrial market are to a wide range of other industrial customers. Our Pro Service Centers and industrial distributor network provide comprehensive service and after-sale support to these industrial customers. A-C Pump, Goulds, ITT Standard, Richter and Vogel serve the industrial market.

     A-C Pump, Goulds, and Vogel manufacture a broad range of pumps and accessories for a broad range of industrial applications. ITT Standard manufactures a complete line of heat transfer products used in industrial and marine applications such as heating or cooling liquids or gases, heat recovery, and co-generation. Richter Chemie-Technik is a leading producer of corrosion resistant, leak proof pumps and valves primarily used by the chemical industry to handle highly aggressive fluids where human health and safety and concern for the environment are critical considerations.

     Water supply and wastewater applications include residential and municipal wastewater treatment and transportation, flood control, irrigation, and other agricultural fluid handling applications. This market is served through leading brands, by A-C Pump, Flygt, Goulds, and Lowara.

     Flygt is the world's leader in submersible technology, offering a strong product mix of submersible pumps, mixers, and aerators and has the ability to provide system solutions to wastewater treatment requirements. A-C Pump and Goulds are leaders in pumps for residential water well systems, agriculture, and irrigation. Lowara is a leader in stainless steel manufacturing technology. Its pumps are used in residential, agriculture, and irrigation applications.

     Pumps & Complementary Products sells a broad range of pumps, heat exchangers, controls, and complementary products to the HVAC segment of the residential and commercial construction and replacement markets. These markets are served by Bell & Gossett, Goulds, ITT Standard, Lowara, and McDonnell & Miller. Flygt is also a global leader and pioneer in submersible pumping technology for construction site dewatering. Its pumps are found at some of the world's most demanding construction sites, including the Euro Tunnel.

     Bell & Gossett designs and manufactures pumps and complementary products for large commercial HVAC applications and multi-family and single-family residential hot water heating systems. McDonnell & Miller designs and manufactures a comprehensive line of steam and hot water boiler liquid level control products for the industrial, commercial, and residential construction and replacement markets.

     The following table illustrates the percentage of sales and revenues by product group for the periods specified:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1999     1998     1997
                                                              ----     ----     ----
Industrial..................................................   39%      40%      43%
Water Supply & Wastewater...................................   38       38       36
Construction................................................   23       22       21
                                                              ---      ---      ---
                                                              100%     100%     100%
                                                              ===      ===      ===

     Our management believes that Pumps & Complementary Products has a solid technology base and proven expertise in designing its products to meet customer needs. Management believes that the continuing development of new products will enable Pumps & Complementary Products to maintain and build market leadership positions in served markets.

     Order backlog for Pumps & Complementary Products was $273.8 million in 1999, compared with $274.4 million in 1998 and $266.8 million in 1997.

     The level of activity in Pumps & Complementary Products is dependent upon economic conditions in the markets served; weather conditions; in the case of municipal markets, the ability of municipalities to fund projects for our products and services; and other factors. See "-- COMPETITION."

     Pumps & Complementary Products companies have an aggregate of approximately 10,500 employees and have 318 facilities in 45 countries.

  SPECIALTY PRODUCTS

     Specialty Products, with sales and revenues of approximately $959.5 million, $849.3 million, and $823.2 million for 1999, 1998, and 1997, respectively, comprises a group of units operating in a range of specialty market segments. Operations are located principally in North America and Europe, with sales in Latin America and Asia supported through joint ventures or distribution arrangements. The group consists of fluid handling systems, friction material, marine and leisure, engineered valves, shock absorbers, and aerospace controls.

     ITT Fluid Handling Systems, with 1999 sales of approximately $429 million, designs and produces engineered tubing systems and connectors for use in applications such as braking systems, fuel supply, and other fluid transfer applications in transportation or industrial uses. Fluid Handling System's principle customers are the major North American and European automotive makers, their key Tier 1 suppliers, and other similar customers. Ford and General Motors, with their respective affiliates, each accounts for approximately 25% of the sales of this unit. Fluid handling also owns 50% of a joint venture with Sanoh Industrial Co. of Japan that supplies similar products to the major transplant manufacturers in the United States.

     ITT Industries Galfer, with 1999 sales of approximately $157 million, designs and manufactures quality friction pads for braking applications on vehicles. From three facilities in Italy, Galfer services most European OEM auto makers and also operates a substantial facility for research and testing of new materials. Approximately 67% of Galfer's business is in aftermarket activity.

     Specialty Products' marine and leisure business had 1999 sales of approximately $132 million. Its Jabsco division is the world's leading producer of pumps and related products for the leisure marine market. Products are sold worldwide under the brand names Jabsco(R), Rule(R), Flojet(R), and Danforth(R). Flojet is also a leading producer of pumps and components for beverage and other specialty industrial fluid dispensing applications. Specialty Products' units, under the brand names Hydroair(R) and Marlow(R), design and manufacture pumps and other components for manufacturers of whirlpool and spa baths.

     ITT Engineered Valves, with 1999 sales of $82 million, designs and manufactures precision valves for Bio-pharmaceutical and other similar applications under the brand name Pure-Flo(R), and for severe service chemical and mining applications under brand names including Dia-Flo(R) and Fabri-valve(R). Sales are achieved through a worldwide network of distributors and service organizations.

     Our shock absorber unit, with 1999 sales of approximately $90 million, designs and markets adjustable shock absorbers under the brand name KONI(R) for high performance vehicles, trucks, buses, and railways. Customers are principally in Europe, North America, and Asia.

     ITT Aerospace Controls, with 1999 sales of $59 million, designs switches, valves, and controls for aerospace applications. Principal customers are North American aircraft manufacturers where the quality and performance required for FAA certification is a key factor. This unit also sells switches to industrial customers for severe service applications.

     Speciality Products also markets pressure regulators and diaphragm seals for industrial applications and natural gas vehicles under the brand name Conoflow(R).

     The following table illustrates the percentage of sales by product group for the periods specified:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1999     1998     1997
                                                              ----     ----     ----
Fluid Handling Systems......................................   45%      43%      45%
Friction Material...........................................   16       18       18
Marine & Leisure............................................   14       10       10
Engineered Valves...........................................   10        9        9
Shock Absorbers.............................................    9       11       10
Aerospace Controls..........................................    6        8        7
Other.......................................................   --        1        1
                                                              ---      ---      ---
                                                              100%     100%     100%
                                                              ===      ===      ===

     The level of activity for Specialty Products depends upon economic conditions in the served markets, particularly the automotive and the marine and leisure markets. See "-- COMPETITION." Order backlog is not a significant factor in this segment.

     Specialty Products companies have an aggregate of approximately 7,200 employees and have 43 facilities located in 10 countries.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "BUSINESS SEGMENT INFORMATION" in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details with respect to business segments.

ACQUISITIONS, DIVESTITURES, AND RELATED MATTERS

     We have been involved in an ongoing restructuring that includes continuing process improvement and structural cost reduction programs. Actions being taken include the rationalization of operating facilities, consolidation of sales and distribution facilities, workforce reductions, and product pruning. Also involved are acquisitions of businesses that provide a rational fit with businesses we presently conduct and divestitures of businesses that do not enhance that fit.

     During 1999 we acquired STX Pte. Ltd. for our Connectors & Switches segment, the space and defense communications businesses of Stanford Telecommunications, Inc. and K and M Electronics, Inc. for our Defense Products & Services segment, Water Pollution Control Corp. (renamed Sanitaire Corporation) and assets of Energy Machine Service, Inc. for our Pumps & Complementary Products segment, and Hydro Air Industries and Flojet Corp. for our Specialty Products segment, and made an investment in EarthWatch Incorporated also for our Defense Products & Services segment. Also during 1999 we divested all or portions of our Community Development Corporation, Carbon Industries and Palm Coast Utility businesses.

     In 1998, we acquired Great American Gumball Corporation for our Connectors & Switches segment and A.G. Johansons Metallfabrik AB, Rule Industries, Inc., Sinton Engineering Co. Limited, and Sinton (UK) Limited for our Specialty Products segment.

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

     On September 28, 1998, we completed the sale to Valeo SA and certain of its subsidiaries of our business of designing, developing, manufacturing, and marketing electrical motors and actuators, air management and engine cooling products, wiper and washer systems, lamps, power antennas, switches, and sensors for the automotive industry worldwide for approximately $1.7 billion in cash. That business was conducted through various direct and indirect subsidiaries and joint ventures in which we held an ownership interest.

     After-tax proceeds from the sales of our automotive Brake and Chassis and our automotive Electrical Systems businesses were directed to reducing debt, funding acquisitions, investing in our remaining businesses and repurchasing approximately 30.5 million of our shares. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISKS AND UNCERTAINTIES -- SALES OF AUTOMOTIVE BUSINESSES" AND NOTE 5 "DISCONTINUED OPERATIONS" TO "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further information regarding sales of automotive businesses. Also during 1998 we divested our Barton fluid measurement and Pomona Electronics businesses.

     We made significant acquisitions in 1997 with Goulds Pumps, Incorporated for our Pumps & Complementary Products segment and Kaman Sciences Corporation for our Defense Products & Services segment. Also during 1997 we divested our silicon semiconductor business and several of our automotive product lines.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESTRUCTURING AND OTHER SPECIAL ITEMS."

GEOGRAPHIC MARKETS

     The geographic sales base of Connectors & Switches is predominantly in Europe, which accounted for 47% of 1999 sales and revenues, and the United States, which accounted for 39% of 1999 sales and revenues. Connectors & Switches has two joint ventures in China, a wholly-owned subsidiary in Japan, and the San Teh key pad unit (STX Pte. Ltd.) headquartered in Singapore with four manufacturing locations in China. These Asia/Pacific operations supply connectors and switch products across a broad market spectrum, including the communications, industrial, and consumer sectors.

     The geographic sales base of Defense Products & Services is predominantly the United States, which accounted for approximately 84% of 1999 sales and revenues. Management of Defense Products & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

     The geographic sales base of Pumps & Complementary Products is broad. In 1999, approximately 45% of the sales and revenues of Pumps & Complementary Products was derived from the United States, while approximately 31% was derived from Western Europe. The geographic sales mix differs among products and among divisions of Pumps & Complementary Products. Our management anticipates growth opportunities in Eastern Europe and Central Asia, Africa/Middle East, Latin America, and the Asia/Pacific region. In China, Pumps & Complementary Products has manufacturing and distribution facilities to produce and sell submersible pumps for the sewage handling and mining markets and a joint venture that produces vertical turbine pumps and includes a foundry operation. It also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

     The geographic sales base of Specialty Products is predominantly in North America and Europe. In 1999, approximately 55% of sales and revenues of Specialty Products were to customers in the United States, and approximately 35% of sales were to customers in Western Europe. Management of ITT Industries sees growth opportunities in South America, Mexico, and Asia, particularly in China.

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

     In Connectors & Switches, competitive pressures continue on a global basis. In most of the markets served, competition is based primarily upon price, quality, technical expertise, and customer service.

     In Defense Products & Services, government defense budgets, particularly in the United States, generally have leveled off after years of significant declines. Business consolidations continue to change the competitive environment. We have adjusted to these changes by focusing on the defense electronics and services markets, by making process improvements, and through capacity rationalization. In most of the markets served by Defense Products & Services, competition is based primarily upon price, quality, technological expertise, cycle time, and service.

     The Pumps & Complementary Products segment is affected by strong competition, changing economic conditions, industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. Management of Pumps & Complementary Products responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs.

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

RAW MATERIALS

     All of our businesses require various raw materials (e.g., metals and plastics), the availability and prices of which may fluctuate. Although some cost increases may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through purchasing and various other programs. In recent years, our businesses have not experienced significant difficulties in obtaining an adequate supply of raw materials necessary for our manufacturing processes.

RESEARCH, DEVELOPMENT, AND ENGINEERING

     Our businesses require substantial commitment of resources for research, development, and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Although most of our funds dedicated to research, development, and engineering activities are applied to areas of high technology, such as aerospace and applications involving electronic components, these activities are important in all of our business segments. Expenditures by ITT Industries for research, development, and engineering relating to our on-going lines of business totaled $264.4 million in 1999, $267.6 million in 1998, and $266.6 million in 1997. Of those amounts 57.8% in 1999, 67.4% in 1998, and 68.4% in 1997 was expended pursuant to customer contracts.

INTELLECTUAL PROPERTY

     While we own and control a number of patents, trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. We are licensed to use certain patents, technology, and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain patents, technology, and other intellectual property rights owned and controlled by us.

     Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. Such expiration or termination of patents, patent applications, and license agreements is not expected by our management to have a material adverse effect on our financial position, results of operations or cash flows.

     At the time of the Distribution (see -- "COMPANY HISTORY AND CERTAIN RELATIONSHIPS"), we obtained from ITT Destinations certain exclusive rights and licenses to use the "ITT" name, mark, and logo. In 1999 we acquired all right, title, and interest in and to the "ITT" name, mark, and logo and took an assignment of certain agreements granting The Hartford and ITT Educational Services, Inc. (ESI) limited rights to use the "ITT" name, mark, and logo in their businesses. These agreements are perpetual, and the licenses are subject to maintenance of certain quality standards by both The Hartford and ESI.

EMPLOYEES

     As of December 31, 1999, ITT Industries and its subsidiaries employed an aggregate of approximately 38,000 people. Of this number, approximately 19,000 are employees in the United States, of whom approximately 30% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

DISCONTINUED OPERATIONS

     In September, 1998 we completed the sale of our automotive Brake and Chassis business and the sale of our automotive Electrical Systems business. As a result of these sales, these two units, as well as several other small previ-ously sold automotive units, have been accounted for as discontinued operations.

     See Note 5 -- "DISCONTINUED OPERATIONS" in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further information concerning discontinued operations.

COMPANY HISTORY AND CERTAIN RELATIONSHIPS

     ITT Industries, Inc. is an Indiana corporation incorporated on September 5, 1995 as ITT Indiana, Inc. It is the successor pursuant to a statutory merger of ITT Corporation, a Delaware corporation ("ITT Delaware"), into ITT Indiana, Inc. effective December 20, 1995, whereupon its name became ITT Industries, Inc. ITT Delaware, originally incorporated in Maryland in 1920 as International Telephone and Telegraph Corporation, was reincorporated in Delaware in 1968. It changed its name to ITT Corporation in 1983. On December 19, 1995, ITT Delaware made a distribution (the "Distribution") to its stockholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation ("ITT Destinations"), and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation (now known as Hartford Financial Services Group, Inc. or "The Hartford"), both of which were wholly-owned subsidiaries of ITT Delaware. In connection with the Distribution, ITT Destinations changed its name to ITT Corporation. On February 23, 1998, ITT Corporation was acquired by Starwood Hotels & Resorts Worldwide, Inc.

     ITT Delaware, ITT Destinations and The Hartford entered into a Distribution Agreement (the "Distribution Agreement") providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among the three parties subsequent to the Distribution.

     The Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities generally designed to allocate the financial responsibility for the liabilities arising out of or in connection with (i) the former automotive, defense & electronics, and fluid technology segments to ITT Industries and its subsidiaries, (ii) the hospitality, entertainment, and information services businesses to ITT Destinations and its subsidiaries, and
(iii) the insurance businesses to The Hartford and its subsidiaries. The Distribution Agreement also provides for the allocation of the financial responsibility for the liabilities arising out of or in connection with former and present businesses not described in the immediately preceding sentence to or among ITT Industries, ITT Destinations, and The Hartford on a shared basis. The Distribution Agreement provides that neither ITT Industries, ITT Destinations nor The Hartford will take any action that would jeopardize the intended tax consequences of the Distribution.

     ITT Industries, ITT Destinations, and The Hartford also entered into agreements in connection with the Distribution relating to intellectual property, tax, and employee benefit matters.

     Two members of the Board of Directors of ITT Industries also serve on the Board of Directors of The Hartford.

                            ------------------------

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS" for information regarding forward-looking statements and cautionary statements relating thereto.

                            ------------------------

ITEM 2.                            PROPERTIES

     Our principal executive offices are in leased premises located in White Plains, NY. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. These properties are located in several states in the United States, as well as in numerous countries throughout the world. See "BUSINESS OF ITT INDUSTRIES" for further information with respect to properties in each of our business segments, including the numbers of facilities and countries in which they are located.

ITEM 3.                        LEGAL PROCEEDINGS

     ITT Industries and its subsidiaries are responsible, in whole or in part, or are alleged to be responsible for environmental investigation and remediation at approximately 130 sites in various countries. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at approximately 40 sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. In approximately 15 of these proceedings, ITT Industries' liability is considered de minimis. At 16 of these sites, formerly operated by subsidiaries of the Company, liability and/or defense costs are being divided equally among the three parties to the Distribution Agreement. Other situations generally involve either actions brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

     In Gendale, California ITT Industries has been involved in an environmental proceeding relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against ITT Industries and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including ITT Industries and Lockheed Martin, reached an agreement in principle on a consent decree settling that case. The consent decree is awaiting approval from the EPA.

     In a suit filed several years ago by ITT Industries in the California Superior Court, Los Angeles County. ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, ITT Industries is seeking recovery of costs it incurred in connection with this and other environmental matters. In April 1999, the Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals has accepted ITT Industries' petition for review of the Superior Court's order. Argument was scheduled for August 1999; however, it has been continued to an indefinite date pending further developments in other similar cases in California to which the Company is not a party. In April 1999, ITT Industries initiated a new coverage action in New Jersey, ITT Industries, Inc. et al. v. Federal Ins. Co. et al., (Middlesex County, No. L-1919-99), involving new environmental insurance claims as well as claims pending but dormant before the court in California. ITT Industries' insurers challenged the convenience of New Jersey as the forum for this action. In its ruling on the motion, the Court dismissed the non-New Jersey claims, deferred action on certain New Jersey claims and retained jurisdiction over one New Jersey claim. ITT Industries has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

     Reference is made to "BUSINESS OF ITT INDUSTRIES -- COMPANY HISTORY AND CERTAIN RELATIONSHIPS" for information concerning the allocation of certain liabilities among the parties to the Distribution Agreement.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF ITT INDUSTRIES

     The following information is provided regarding the executive officers of ITT Industries:

                                                                                                               DATE OF
                                     AGE AT                                                   YEAR OF          ELECTION
                                   FEBRUARY 1,                                            INITIAL ELECTION    TO PRESENT
               NAME                   2000                      POSITION                   AS AN OFFICER       POSITION
               ----                   ----                      --------                   -------------       --------
David J. Anderson.................      50       Senior Vice President and Chief                1999           12/13/99
                                                   Financial Officer
Robert L. Ayers...................      54       Vice President, ITT Industries;                1998            10/1/99
                                                   President, Fluid Technology
Travis Engen......................      55       Chairman and Chief Executive and               1987           12/19/95
                                                   Director
Donald E. Foley...................      48       Vice President and Treasurer                   1996            5/21/96
Gerard Gendron....................      47       Vice President, ITT Industries;                1998           10/27/98
                                                   President, Cannon Worldwide
Louis J. Giuliano.................      53       President and Chief Operating Officer          1988           10/27/98
Richard J. M. Hamilton............      50       Vice President, ITT Industries;                1992             9/1/99
                                                   President, Specialty Products
Martin Kamber.....................      51       Senior Vice President, Director of             1995           12/19/95
                                                   Corporate Development
Vincent A. Maffeo.................      49       Senior Vice President and General              1995           12/19/95
                                                   Counsel
Thomas R. Martin..................      46       Senior Vice President, Director of             1996             3/9/99
                                                   Corporate Relations
Richard W. Powers.................      58       Vice President, Director of Taxes and          1991           12/19/95
                                                   Assistant Secretary
Marvin R. Sambur..................      53       Vice President, ITT Industries;                1998           10/27/98
                                                   President, Defense
James P. Smith, Jr................      57       Senior Vice President, Director of             1995           12/19/95
                                                   Human Resources
Edward W. Williams................      61       Vice President and Corporate Controller        1998           10/27/98

     Each of the above-named officers was elected to his present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries or with its predecessor, ITT Delaware, bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Anderson, prior to his election as Senior Vice President and Chief Financial Officer (1999), was Senior Vice President and Chief Financial Officer of Newport News Shipbuilding (1996) and, prior to that, Executive Vice President and Chief Financial Officer of RJR Tobacco; (ii) Mr. Ayers, prior to his election as Vice President (1998) and President of Fluid Technology (1999), was President of Sulzer Bingham Pumps Inc. (1990); (iii) Mr. Engen, prior to his election as Chairman and Chief Executive (1995) (having yielded his position as President in 1998), was Executive Vice President of ITT Delaware (1991); (iv) Mr. Foley, prior to his election as Vice President and Treasurer, was Assistant Treasurer of International Paper Company; (v) Mr. Gendron, prior to his election as Vice President, was and continues as President of Cannon Worldwide (1997) and, prior to that, its Vice President (1995), and, prior to that, its Controller (1992); (vi) Mr. Giuliano, prior to his election as President and Chief Operating Officer, was Senior Vice President (1995) and, prior to that was Senior Vice President of ITT Delaware in addition to being President of our Defense & Electronics business; (vii) Mr. Hamilton, in addition to his election as Vice President (1992) and President of Specialty Products
(1999), held other senior positions with ITT Industries, including Senior Vice President and Controller; (viii) Mr. Kamber, prior to his election as Senior Vice President, Director of Corporate Development, was Vice President, Corporate Development, of ITT Automotive, Inc. (1993); (ix) Mr. Maffeo, prior to his election as Senior Vice President and General Counsel, was Vice President and General Counsel of ITT Automotive, Inc.; (x) Mr. Martin, prior to his election as Senior Vice President, Director of Corporate Relations, was Vice President, Director of Corporate Relations (1996), and, prior to that, was Vice President of Corporate Communications of Federal Express Corp. (1995) and, prior to that, was Managing Director of Public Relations of Federal Express Corp. (xi) Mr. Powers, prior to his election as Vice President, Director of Taxes, was Vice President of ITT Delaware; (xii) Mr. Sambur, prior to his election as Vice President (1998) and President of Defense (1998), was President of our Aerospace/Communications Division (1991); (xiii) Mr. Smith, prior to his election as Senior Vice President, was Executive Vice President of ITT Sheraton Corporation (1993); and (xiv) Mr. Williams, prior to his election as Vice President and Corporate Controller (1998), was Vice President and Controller of our Defense & Electronics business.

                                    PART II
ITEM 5.                     MARKET FOR COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                   1999                1998
                                                             ----------------    -----------------
                                                              HIGH      LOW       HIGH       LOW
                                                             ------    ------    ------     ------
                                                                          IN DOLLARS
Three Months Ended
  March 31.................................................  $40.88    $35.00    $38.94     $28.13
  June 30..................................................   41.50     34.88     38.44      32.88
  September 30.............................................   40.00     30.50     38.13      29.50
  December 31..............................................   36.25     31.38     40.88      30.69

     The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "IIN"). During the period from January 1, 2000 through February 29, 2000, the high and low reported market prices of our common stock were $34.94 and $22.38, respectively.

     We declared dividends of $.15 per share of common stock in each of the four quarters of 1998 and 1999 and in the first quarter of 2000.

     Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

     There were 38,871 holders of record of our common stock on February 29, 2000.

     ITT Industries common stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA

                                      1999        1998        1997        1996        1995
                                    --------    --------    --------    --------    --------
                                            (In millions, except per share amounts)
RESULTS AND POSITION
Sales and revenues................  $4,632.2    $4.492.7    $4,207.6    $3,744.5    $3,726.7
Operating income (loss)(a)........     415.2       (74.6)      141.3       246.0       (41.6)
Income (loss) from continuing
  operations(a)...................     232.9       (97.6)       11.9        66.4      (130.8)
Net income........................     232.9     1,532.5       108.1       222.6       707.9
Income from continuing operations,
  as adjusted(b)..................     230.0       146.0        95.9        66.4        19.7
Expenditures on plant additions...     227.9       212.9       212.5       176.0       213.2
Depreciation and amortization.....     181.1       195.6       196.9       187.3       177.8
Total assets......................   4,529.8     5,048.8     5,058.4     3,976.9     4,290.6
Total assets, excluding
  discontinued operations.........   4,529.8     5,048.8     4,127.0     2,929.6     3,216.8
Long-term debt....................     478.8       515.5       531.2       582.2       930.7
Total debt........................   1,088.1       767.1     2,172.6     1,368.0     1,554.4
Cash dividends declared per common
  share...........................       .60         .60         .60         .60         .99
EARNINGS PER SHARE
Income from continuing operations,
  as adjusted(b)
  Basic...........................  $   2.58    $   1.29    $    .81    $    .56    $    .18
  Diluted.........................  $   2.50    $   1.29    $    .79    $    .55    $    .18
Net income
  Basic...........................  $   2.61    $  13.55    $    .91    $   1.89    $   6.24
  Diluted.........................  $   2.53    $  13.55    $    .89    $   1.85    $   6.18

(a) Income from continuing operations in 1999, 1998 and 1997 includes (income) charges of $(4.6), $399.4 and $137.8 pretax, respectively, or $(2.9), $243.6 and $84.0, after-tax, respectively, for restructuring and other items as described in Note 4.

(b) Income from continuing operations in 1999, as adjusted, excludes restructuring and other items of $(2.9) after tax. Income from continuing operations in 1998, as adjusted, excludes the items in note (a) above and $83.2, after-tax, for operating income from discontinued operations; $1,546.9, after-tax, for gain on sale of ITT Automotive operations. The 1997 net income from continuing operations, as adjusted, excludes the items in note (a) above and operating income from discontinued operations of $101.8, after-tax; and a charge for the cumulative effect of accounting change of $5.6, after-tax. The 1996 net income from continuing operations, as adjusted, excludes operating income from discontinued operations of $156.2, after-tax.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     For the years ended December 31, ITT Industries, Inc. (the "Company") reported the following (in millions):

                                                              1999(a)     1998(b)     1997(c)
                                                              --------    --------    --------
Sales and revenues from continuing operations...............  $4,632.2    $4,492.7    $4,207.6
Operating income from continuing operations.................  $  410.6    $  324.8    $  279.1
Income from continuing operations, after-tax................  $  230.0    $  146.0    $   95.9
                                                              ========    ========    ========

    (a) 1999 figures are adjusted to exclude restructuring and other special items of $(4.6) pretax or $(2.9) after-tax.

    (b) 1998 figures are adjusted to exclude restructuring and other special items of $399.4 pretax or $243.6 after-tax.

    (c) 1997 figures are adjusted to exclude restructuring and other special items of $137.8 pretax or $84.0 after-tax.

     ACQUISITIONS: During 1999, the Company continued to make acquisitions intended to strengthen market positions and present the highest potential for creating value. Most notably, the Company acquired six significant businesses with combined annualized revenues of approximately $325 million. These acquisitions include the space and defense communications businesses of Stanford Telecommunications, Inc., Flojet Corporation, STX Pte. Ltd., Water Pollution Control Corporation (renamed Sanitaire Corporation), Hydro Air Industries and K and M Electronics, Inc.

     SHARE REPURCHASE COMPLETED: During the first quarter of 1999, the Company completed a $1.1 billion stock repurchase instituted in conjunction with the sale of the automotive businesses in 1998. During the entire course of the program, the Company repurchased 30.5 million of its shares on the open market. This reduced the number of shares outstanding by approximately 25% and enabled the Company to contain the EPS dilution from the 1998 sale of its automotive businesses to 10%.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998: Sales and revenues in 1999 were $4.6 billion, an increase of $139.5 million, or 3.1% over 1998. Specialty Products' sales increased $110.2 million, or 13%, primarily due to strong 1999 vehicle build rates in North America and Europe. Other factors that contributed to the increase at Specialty Products were the impact of the General Motors strike in 1998, and the benefit of acquisitions, which include the full year impact of Rule Industries, Inc., acquired in June 1998, as well as the impact of Hydro Air Industries and Flojet Corporation, both acquired during 1999. Defense Products & Services' sales and revenues increased by $120.5 million, or 9.3%, primarily due to increased domestic SINCGARS sales and increased Night Vision sales. These increases more than offset a decrease of $11.9 million in our Connectors & Switches segment, caused by weak first half 1999 demand within the European connector market and total year softness within the North American military aerospace market, a decrease of $35.0 million in our Pumps & Complementary Products' segment due to weakness in the industrial end-users markets, and lost revenue due to discontinued product lines and higher selectivity with products and customers and lower sales of $44.3 million from companies held for disposition.

     Gross margin of 23.8% improved slightly over the 23.6% in 1998, reflecting the improvements from restructuring actions.

     Selling, general and administrative expenses decreased $43.0 million from 1998 due to cost reductions. This reduction improved the ratio of selling, general and administrative expenses to sales, from 16.3% in 1998 to 14.9% in 1999.

     Operating income for 1999 was $415.2 million and included a $4.6 million credit related to restructuring and other special items. The 1998 operating loss of $74.6 million included restructuring and other special items of $399.4 million. Excluding restructuring and other special items in both years, the comparative operating income was $410.6 million for 1999 and $324.8 million for 1998. The related operating margin improved to 8.9% in 1999 from 7.2% in 1998. The year-to-year increases in operating income and margin were the result of higher sales volumes, cost reductions, and the contribution from acquisitions.

     Net interest expense of $46.8 million represented a 43.2% reduction from the prior year's net expense of $82.4 million. The decrease was due to using a portion of the proceeds from the automotive sales to significantly lower the Company's debt level.

     Net income from continuing operations excluding restructuring and other special items in 1999 was $230.0 million, or $2.50 per diluted share, compared to $146.0 million, or $1.29 per diluted share in 1998. The increase was due to higher sales volume, benefits from restructuring and other cost reduction initiatives, a significant reduction in interest expense, and a lower effective tax rate.

     YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997: Net sales and revenues in 1998 were $4.5 billion, an increase of $285.1 million, or 6.8% over 1997. Defense Products & Services' sales and revenues increased by $197.7 million, or 18%, primarily due to the Kaman Sciences acquisition at the end of 1997 and increases in international sales. Pumps & Complementary Products' sales increased $309.8 million, or 21.2%, due primarily to the inclusion of Goulds (a 1997 acquisition) for an additional five months. Specialty Products' sales increased $26.1 million, or 3.2%, due to increased sales volume in aerospace controls, friction material, and shock absorber businesses as well as the acquisitions of Rule, Sinton, and A.G. Johansons. These improvements were partially offset by the impact of the 1998 General Motors strike. These increases more than offset the loss of sales due to the dispositions of non-core businesses.

     Gross margin increased to 23.6% in 1998 compared to 22.8% in 1997. This improvement was largely due to cost reductions implemented early in the year at Connectors & Switches, to offset the weakening market conditions in Asia and a decline in sales of Mobile Communications products.

     Selling, general and administrative expenses of $734.4 million reflected an increase of $55.2 million, or 8.1% over 1997. This increased the ratio to sales from 16.1% in 1997 to 16.3% in 1998. The increase in selling, general and administrative expense was primarily due to the inclusion of Goulds for an additional five months and Kaman Sciences (a year-end 1997 acquisition) for the full year. Other operating expenses of $4.4 million in 1998 and $15.5 million in 1997 that are included in selling, general and administrative expenses, included gains and losses from foreign exchange transactions, gains and losses on sales of assets, and other charges. The $11.1 million favorable variance was mostly due to higher gains on the sales of fixed assets offset partially by unfavorable foreign exchange effects.

     The total operating loss in 1998 of $74.6 million included restructuring and other special items of $399.4 million. Excluding the restructuring and other special items, operating income was $324.8 million, an improvement of 16.4% over the 1997 amount of $279.1 million. Restructuring and other special items excluded from the 1997 figures were $137.8 million. The increase in operating income was attributable to improvements across all segments.

     Net interest expense decreased $33.3 million in 1998 compared to 1997. A portion of the proceeds from the automotive sales was used to significantly reduce the Company's debt level. The debt reduction primarily occurred late in the third quarter; thus, the entire annualized interest cost savings was not realized until 1999. The reduction in debt and subsequent reduction in interest expense toward the end of 1998 more than offset increases in interest expense earlier in the year.

     Operating income from discontinued operations, net of tax, declined to $83.2 million in 1998 from $101.8 million in 1997. The decline was primarily due to the absence of any income being reflected in the fourth quarter of 1998 for the automotive businesses that were sold at the end of the third quarter. In addition, after-tax charges of $18.5 million were recorded in the fourth quarter of 1998 for residual exposures related to discontinued businesses sold in previous years as provided for in the 1995 Distribution Agreement under which ITT Corporation, a Delaware corporation, was divided into three separate and unrelated entities.

     Net income in 1998 was $1.5 billion, or $13.55 per diluted share, compared to $108.1 million, or $.89 per diluted share in 1997. Included in 1998 net income was income from discontinued operations of $1.6 billion, or $14.41 per diluted share, which included the gain on the sales of automotive operations of $1.6 billion.

     In 1997, the Company implemented Emerging Issues Task Force Issue No. 97-13, which required that reengineering costs incurred in connection with software installation efforts be expensed as incurred and that costs previously capitalized be written off. As a consequence, net income for 1997 was adversely impacted by $5.6 million after-tax, or $.05 per diluted share.

BUSINESS SEGMENTS

     Sales and revenues and operating income for each of the Company's business segments were as follows (in millions):

                                               Defense        Pumps &                  Dispositions,
                                 Connectors   Products &   Complementary   Specialty      Other &
    Year Ended December 31,      & Switches    Services      Products      Products    Eliminations    Corporate    Total
    -----------------------      ----------   ----------   -------------   ---------   -------------   ---------   --------
1999
Sales and revenues.............    $516.0      $1,413.9      $1,735.0       $959.5        $  7.8        $    --    $4,632.2
Operating income (loss):
  Before restructuring and
    other special items........      62.1         108.8         164.4        132.9           0.5          (58.1)      410.6
  Restructuring and other
    special items..............       9.7           3.9          (5.5)        (3.5)           --             --         4.6
                                   ------      --------      --------       ------        ------        -------    --------
Total operating income
  (loss).......................    $ 71.8      $  112.7      $  158.9       $129.4        $  0.5        $ (58.1)   $  415.2
1998
Sales and revenues.............    $527.9      $1,293.4      $1,770.0       $849.3        $ 52.1        $    --    $4,492.7
Operating income (loss):
  Before restructuring and
    other special items........      52.7          97.9         145.5         90.9           5.4          (67.6)      324.8
  Restructuring and other
    special items..............    (102.4)        (69.6)       (147.6)        (9.0)         31.0         (101.8)     (399.4)
                                   ------      --------      --------       ------        ------        -------    --------
Total operating income
  (loss).......................    $(49.7)     $   28.3      $   (2.1)      $ 81.9        $ 36.4        $(169.4)   $  (74.6)
1997
Sales and revenues.............    $537.7      $1,095.7      $1,460.2       $823.2        $290.8        $    --    $4,207.6
Operating income (loss):
  Before restructuring and
    other special items........      41.9          81.4         130.2         89.6          (4.1)         (59.9)      279.1
  Restructuring and other
    special items..............        --            --         (44.1)       (12.9)        (65.8)         (15.0)     (137.8)
                                   ------      --------      --------       ------        ------        -------    --------
Total operating income
  (loss).......................    $ 41.9      $   81.4      $   86.1       $ 76.7        $(69.9)       $ (74.9)   $  141.3

     Connectors & Switches' sales and revenues decreased $11.9 million, or 2.3%, compared to 1998. The first half 1999 weak demand in the European connector market and total year softness within the North American military aerospace market was partially offset by strong demand for the Company's communications connectors and switches, and the acquisition of the keypad business of San Teh, Ltd. (STX Pte. Ltd.) during the fourth quarter. Operating income before restructuring and other special items was $62.1 million, up $9.4 million, or 17.8% from 1998. Operating margin, before restructuring and other special items, expanded by 2.1 percentage points in 1999. New products, together with ongoing cost control efforts, contributed to the operating income increase. In 1998, sales and revenues were off $9.8 million or 1.8% from 1997 due to lower demand in Asia and a decline in sales of Mobile Communications products. Operating income, excluding restructuring and other special items, increased $10.8 million or 25.8% over 1997 due to improved cost structure and the launch of new commercial products.

     Defense Products & Services' sales and revenues were $1.41 billion, up 9.3% or $120.5 million over 1998. Higher domestic SINCGARS sales, higher export sales, particularly a large radar sale to Korea in the fourth quarter, higher sales volume in our Night Vision unit, as well as a $25.6 million claim settlement on a prior year project at the ITT Aerospace/Communications Division drove the revenue increase in this segment. Operating margin remained flat for the year. Operating income excluding restructuring and other special items was $108.8 million, an increase of $10.9 million or 11.1% over 1998, mainly due to higher sales volume and the receipt of a $5.3 million settlement during the second quarter. During 1999, the Company recorded $28.3 million in charges for loss contracts, warranty provisions and other matters. The 1998 sales and revenues increased $197.7 million or 18% over 1997 due to the acquisition of Kaman Sciences and an increase in international sales. Excluding restructuring and other special items, operating income increased $16.5 million or 20.3% over 1997 due to increased sales and revenues and continued productivity improvements.

     Pumps & Complementary Products' sales of $1.74 billion, decreased $35.0 million, or 2.0%, from 1998. The acquisition of Sanitaire and strength in the water and wastewater markets were offset by continued weakness in the industrial end-user markets, and lost revenue due to discontinued product lines and higher selectivity with products and customers. Operating income before restructuring and other special items was $164.4 million, up $18.9 million or 13.0% over the prior year. Sales for 1998 increased $309.8 million or 21.2% over 1997 primarily due to the inclusion of Goulds for an additional five months during 1998. Excluding restructuring and other special items, operating income increased $15.3 million or 11.8% over 1997 due to the inclusion of Goulds for an additional five months and continued cost controls and consolidation efforts in this segment.

     Specialty Products recorded revenues of $959.5 million for the year, representing an increase of 13% over prior year. Strong sales to OEM Automotive customers resulting from high North American and European vehicle build rates, the impact of the 1998 General Motors strike, higher sales in the pharmaceutical industry, along with the impact of acquisitions fueled the revenue growth. Operating income before restructuring and other special items for the year rose 46.2% or $42.0 million over 1998, to $132.9 million. Operating margins, before restructuring and other special items, were up 3.1 percentage points. The 1998 sales were $26.1 million or 3.2% higher than 1997 due to increased sales volume in the aerospace controls, friction material and shock absorber businesses. Excluding restructuring and other special items, 1998 operating income increased $1.3 million or 1.5% compared to 1997.

RESTRUCTURING AND OTHER SPECIAL ITEMS

     The Company has undertaken a number of actions in recent years to improve operating efficiencies and reduce structural costs. The following is a brief summary of the activity recorded in 1999 and 1998. See Note 4, Restructuring and Other Special Items, in the Notes to the Consolidated Financial Statements for a detailed discussion.

     During 1998, the Company recorded restructuring and other special items of $20.1 million in the first quarter, $10.7 million in the second quarter, and $368.6 million in the fourth quarter. The actions taken affected all four business segments and included rationalization of operating locations, consolidations of sales and distribution facilities, workforce reductions and product pruning. The items included write-downs of businesses to be sold and an increase in reserves for environmental exposure. As of December 31, 1999, the Company had closed 16 of the planned 25 facilities, discontinued 18 of the planned 19 product lines, and reduced the workforce by 1,680, or approximately 70% of the planned aggregate reduction of approximately 2,400 persons. The remaining activities will be completed in 2000 and early 2001.

     In the fourth quarter of 1999, the Company recorded $20.2 million of charges related to new restructuring activities, primarily for the closure of four facilities and severance of 326 persons. It is expected that a large majority of these costs will be expended in 2000. Also in the fourth quarter, the Company recorded $20.0 million of goodwill write-offs.

     During the fourth quarter of 1999, the Company assessed its restructuring reserves established in 1998, determined that activities related to those reserves will be completed for $44.8 million less than originally estimated, and reversed the related reserves into income. The net effect of the reversal of 1998 reserves and the 1999 restructuring and asset write-offs was an increase to 1999 operating income of $4.6 million and EPS of $.03.

     During 1997, the Company recorded charges for restructuring and other special items of $137.8 million. The 1997 restructuring charges were taken across the business segments as follows: Pumps & Complementary Products $44.1 million; Specialty Products $12.9 million; and Corporate and Other $80.8 million. The charges comprised $64.7 million for the write-down to fair value of the net assets of two non-core businesses expected to be divested and which have since been sold, $57.0 million for asset write-offs and severance costs associated with the closure and consolidation of facilities and related workforce reductions of 25 persons, $15.0 million to increase environmental reserves, and $1.1 million to recognize the loss on the sale of a non-core business. All activities associated with the 1997 charges were completed according to the plan.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at the beginning of the year were $880.9 million. During the year, cash from operating activities of $343.2 million, net borrowings of $345.3 million, and divestiture proceeds of $107.7 million were used primarily for repurchases of common stock of $402.6 million, capital expenditures of $227.9 million, acquisitions of $544.8 million, dividend payments of $55.5 million, and $284.4 million for costs primarily related to taxes resulting from discontinued operations.

     DIVESTITURES: During 1999, the Company made three significant divestitures, Palm Coast Utility Corporation, Carbon Industries, Inc. and assets of Community Development Corporation which in aggregate generated $96.5 million of cash. The remaining $11.2 million of proceeds from the sale of assets in 1999 represented plant, property and equipment sales across all businesses. In 1998, the Company sold its automotive Brake and Chassis and Electrical Systems businesses, and the Barton fluid measurement and Pomona Electronics units for a total of $3.75 billion.

     SHARE REPURCHASE: During 1999, the Company repurchased 8.1 million shares as part of its share repurchase program announced on July 29, 1998. The total cost of the share repurchases was $318.3 million in 1999. In addition, 2.2 million, 1.3 million and 2.3 million shares in 1999, 1998 and 1997, respectively, were repurchased to offset the dilutive effect of stock option exercises.

     CASH FLOWS: Cash flows from operating activities were $343.2 million in 1999, an increase of $154.7 million, or 82%, from $188.5 million generated in 1998. In 1999, the Company maintained its investment in working capital despite making several large acquisitions. In 1998, working capital requirements increased due to higher inventory levels, the timing of accounts receivable collection and lower payables throughout the business segments. The slight improvement in other net operating activities was mainly due to a reduction in long-term third party receivables.

     DEBT AND CREDIT FACILITIES: External debt at December 31, 1999 was $1.09 billion, compared to $767.1 million at December 31, 1998. The increase was mainly due to acquisitions in 1999. The maximum amount of borrowing available under the Company's revolving credit agreement at December 31, 1999 was $1.5 billion.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during 1999 were $227.9 million, an increase from $212.9 million in 1998. Approximately 31% of the 1999 spending was incurred at Pumps & Complementary Products primarily related to expansion of existing product lines, new product lines, and custodial replacements. Approximately 20% was incurred at Specialty Products related to product line changes resulting in product improvements and expansion of the capacity for established products as well as new products. Approximately 24% was spent at Connectors & Switches, where key capital investment programs included manufacturing cost reduction initiatives, implementation of an enterprise resource planning system and spending for new product introductions. Defense Products & Services expended approximately 24% of the 1999 total, primarily related to a purchase by the Avionics division of its major facility and completion of expanded production facility at its Night Vision division. At December 31, 1999, contractual commitments have been made for future expenditures totaling $37.4 million.

     ACQUISITIONS: During 1999, the Company acquired Stanford Telecommunications, Inc.'s space and defense communications businesses, Flojet Corporation, STX Pte. Ltd., Sanitaire Corporation, Hydro Air Industries, K and M Electronics, the assets of Energy Machine Service, Inc. and made an equity investment in EarthWatch. The Company paid a total of $544.8 million for these acquisitions. The acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company are included in the consolidated income statement from the date of acquisition. The excess of the purchase prices over the fair values of the net assets acquired and the liabilities assumed of $416.1 million has been recorded as goodwill and will be amortized over periods not to exceed 40 years. In 1998, the Company acquired Rule Industries, Inc., Sinton Engineering Co. Limited and Sinton (UK) Limited, A.G. Johansons Metallfabrik AB and The Great American Gumball Corporation for which it paid a total of $79.6 million.

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

     To manage exposure to interest rate movements and to reduce its borrowing costs, the Company has borrowed in several currencies and from various sources and has used interest rate swaps. At December 31, 1999, the Company's short-term and long-term debt obligations, net of cash, were $906.4 million. Based on this position and the Company's overall exposure to interest rate changes, a 67 basis point change in interest rates (which is equivalent to 10% of the Company's weighted average short-term interest rate at December 31, 1999) on the Company's cash and marketable securities, and on its floating rate debt obligations and related interest rate derivatives, would have a $2.8 million effect on the Company's pretax earnings for the year ending December 31, 1999. A 74 basis point increase in long-term interest rates (equivalent to 10% of the company's weighted average long-term interest rates at December 31, 1999) would have a $3.5 million effect on the fair value of the Company's fixed rate debt and related interest rate derivatives.

     The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company has also utilized foreign currency denominated derivative instruments to selectively hedge its net long-term investments in foreign countries. The Company's largest exposures to foreign exchange rates exist primarily with the Deutsche Mark, Belgian Franc, Swedish Krona, and Italian Lira against the U.S. Dollar.

     A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives and other foreign currency denominated financial instruments, held as of December 31, 1999, would have an impact of approximately $2.0 million on the fair value of such instruments. The Company uses derivative instruments to hedge exposures, and as such, the quantification of the Company's market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company's underlying investment and transactional positions.

INCOME TAXES

     FOREIGN TAX CREDITS: As a global company, the Company makes provisions for, and pays, taxes in numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for such taxes is generally available under U.S. tax laws when earnings are remitted or deemed to be remitted to the U.S. As of the end of 1999, the Company was not able to fully utilize credits for income taxes paid in foreign jurisdictions in its U.S. consolidated tax return.

     DEFERRED TAX ASSETS: The Company had net deferred tax assets of $373.6 million at December 31, 1999 and $367.4 million at December 31, 1998. The deferred tax assets for both periods are composed of U.S., foreign, and state and local deferred tax assets. These assets arise from temporary differences between assets and liabilities for financial reporting and tax purposes and primarily relate to reserves, employee benefits, and accelerated depreciation. It is management's expectation that the Company will have sufficient future taxable income from continuing operations to utilize its deductions in future periods.

RISKS AND UNCERTAINTIES

     SALES OF AUTOMOTIVE BUSINESSES: The Company has received notifications of claims from the buyers of the automotive businesses requesting post-closing adjustments to the purchase price under the provisions of the sales agreements. Those claims have been submitted to arbitration. After a thorough review, the Company believes that the claims have little merit and intends to vigorously dispute them. Although it cannot be determined at this time whether or to what extent, if any, there will be a post-closing adjustment of the purchase prices as a result of the arbitration, the Company does not believe such adjustments would have a material adverse effect on the cash flow, results of operations, or financial condition of the Company and its subsidiaries on a consolidated basis.

     ENVIRONMENTAL MATTERS: The Company is subject to stringent environmental laws and regulations that affect its operating facilities and impose liability for the clean up of past discharges of hazardous substances. In the United States, these laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Management believes that the Company is in substantial compliance with these and all other applicable environmental requirements. Environmental compliance costs are accounted for as normal operating expenses.

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in clean-up standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes reserves in accordance with generally accepted accounting principles. Insurance recoveries are recorded when it is probable that they will be received. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     YEAR 2000 READINESS DISCLOSURE: The Company completed its year 2000 ("Y2K") program and successfully transitioned its information systems into the new year. The Company and its major customers, suppliers, and financial institutions have not yet experienced any significant systems or other Y2K related problems. In addition, there were no discernable effects of the date change on the Company's operations. Costs incurred for our Y2K readiness efforts amounted to $20.3 million. There has been no material deferral of expenditures related to the development of the Company's regular information technology systems due to spending on the Y2K readiness efforts. Further, since the transition to the year 2000, no known trends or problems related to Y2K readiness have been identified.

     EURO CONVERSION ISSUE: The Company is addressing issues raised by the conversion to the Euro, such as assessing whether cross-border price transparency will affect price structures for similar products and adapting its information technology systems. The Company's efforts to adapt its systems differ at its various European operations. All operations are able to accommodate Euro-denominated invoicing and purchasing transactions. The Company's European operations are formulating plans to accommodate all Euro-denominated transactions and triangulation conventions by January 1, 2002, and some of these operations have already implemented the utilization of the Euro as a transactional currency. The Company anticipates that its costs in connection with the Euro conversion will not be material. Further, the Company does not anticipate that the conversion from the legacy currencies to the Euro would have a material adverse impact on its consolidated financial position, results of operations, or cash flows.

     PENSION PLAN: Effective January 1, 2000, the Company's primary salaried pension plan was revised to allow employees a choice for future accruals between the existing pension formula or a pension equity formula which provides enhanced portability of benefits. Based on the nature of this change, there is no effect on liabilities accrued to date and no expected material change in the cost of the plan with respect to future expense accruals. In addition, the Company revised the plan's formula with respect to employees who first became eligible for membership in the plan on or after January 1, 2000 by reducing the basic formula accrual rate. While it is expected that future costs will decrease over time as a result, the effect is not currently measurable.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under "Restructuring and Other Special Items," "Liquidity and Capital Resources," "Market Risk Exposures," and "Risks and Uncertainties"), that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by the Company with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions and divestitures and to effect cost reduction programs and various other factors referenced in this Management's Discussion and Analysis. In addition to these factors, our business segments may be affected by the more specific factors referred to below.

     Our Connectors & Switches business will be affected by the economic conditions in foreign markets, both those in which we currently participate, and those that we are trying to enter; the level of defense funding by domestic and foreign governments; and the cyclical nature of the industry.

     Our Defense Products & Services business will be affected by factors including the level of defense funding by domestic and foreign governments; our ability to receive contract awards; and our ability to develop and market products and services for customers outside of traditional markets.

     Our Pumps & Complementary Products business will be affected by factors including global economic conditions; governmental funding levels; international demand for fluid management products; the ability to successfully expand into new geographic markets; weather conditions; and continued demand for replacement parts and servicing.

     Our Specialty Products' business will be affected by the cyclical nature of the transportation industries; application rates of products per vehicle; strikes at major auto producers; and international demand for fluid management products.

     The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is provided under the caption "Market Risk Exposures" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 16, Financial Instruments, in the Notes to Consolidated Financial Statements herein.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Management........................................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Income Statements for the three years ended
  December 31, 1999.........................................   F-4
Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 1999.......................   F-5
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   F-6
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999...................................   F-7
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 1999...............   F-8
Notes to Consolidated Financial Statements..................   F-9
Business Segment Information................................   F-26
Geographical Information....................................   F-28
Sales and Revenues by Product Category......................   F-28
Quarterly Results for 1999 and 1998.........................   F-30
Valuation and Qualifying Accounts...........................   S-1

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                              REPORT OF MANAGEMENT

     The management of ITT Industries, Inc. is responsible for the preparation and integrity of the information contained in the consolidated financial statements and other sections of this document. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information herein is consistent with the consolidated financial statements.

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

/s/ TRAVIS ENGEN
------------------------------------------------------
Travis Engen
Chairman and
Chief Executive

/s/ DAVID J. ANDERSON
------------------------------------------------------
David J. Anderson
Senior Vice President and
Chief Financial Officer

                      ITT INDUSTRIES, INC AND SUBSIDIARIES
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ITT Industries, Inc.:

     We have audited the consolidated financial statements of ITT Industries, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, as set forth on the accompanying Index to Consolidated Financial Statements and Schedule. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

STAMFORD, CONNECTICUT
JANUARY 24, 2000

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                             Year Ended December 31,
                                                    -----------------------------------------
                                                       1999           1998           1997
                                                       ----           ----           ----
                                                     (in millions, except per share amounts)
Sales and revenues................................   $4,632.2       $4,492.7       $4,207.6
Costs of sales and revenues.......................    3,265.8        3,165.9        2,982.7
Selling, general and administrative expenses......      691.4          734.4          679.2
Research, development and engineering expenses....      264.4          267.6          266.6
Restructuring and other special items.............       (4.6)         399.4          137.8
                                                     --------       --------       --------
Total costs and expenses..........................    4,217.0        4,567.3        4,066.3
                                                     --------       --------       --------
Operating income (loss)...........................      415.2          (74.6)         141.3
Interest expense..................................      (84.8)        (125.8)        (133.2)
Interest income...................................       38.0           43.4           17.5
Miscellaneous income (expense)....................        1.3           (3.0)          (6.1)
                                                     --------       --------       --------
Income (loss) from continuing operations before
  income tax expense..............................      369.7         (160.0)          19.5
Income tax (expense) benefit......................     (136.8)          62.4           (7.6)
                                                     --------       --------       --------
Income (loss) from continuing operations..........      232.9          (97.6)          11.9
Discontinued operations:
  Operating income, net of tax of $53.1, $65.1....         --           83.2          101.8
  Gain on sales of ITT Automotive, net of tax of
     $835.0.......................................         --        1,546.9             --
Cumulative effect of accounting change, net of tax
  benefit of $3.6.................................         --             --           (5.6)
                                                     --------       --------       --------
Net income........................................   $  232.9       $1,532.5       $  108.1
                                                     ========       ========       ========
EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations
  Basic...........................................   $   2.61       $   (.86)      $    .10
  Diluted.........................................   $   2.53       $   (.86)      $    .10
Discontinued operations
  Basic...........................................   $     --       $  14.41       $    .86
  Diluted.........................................   $     --       $  14.41       $    .84
Cumulative effect of accounting change
  Basic...........................................   $     --       $     --       $   (.05)
  Diluted.........................................   $     --       $     --       $   (.05)
Net income
  Basic...........................................   $   2.61       $  13.55       $    .91
  Diluted.........................................   $   2.53       $  13.55       $    .89
AVERAGE COMMON SHARES -- BASIC....................       89.2          113.1          118.4
AVERAGE COMMON SHARES -- DILUTED..................       92.0          113.1          121.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                           Year ended December 31, 1999
                                                  ----------------------------------------------
                                                       Pretax         Tax (Expense)    After-Tax
                                                  Income (Expense)       Benefit        Amount
                                                  ----------------    -------------    ---------
                                                                  (in millions)
Net income......................................                                        $232.9
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period..........       $(23.3)           $(11.6)         (34.9)
  Unrealized gain (loss) on investment
     securities.................................         (0.2)               --           (0.2)
                                                       ------            ------         ------
       Total other income (loss)................       $(23.5)           $(11.6)         (35.1)
                                                                                        ------
Comprehensive income............................                                        $197.8
                                                                                        ======

                                                           Year ended December 31, 1998
                                                  ----------------------------------------------
                                                       Pretax         Tax (Expense)    After-Tax
                                                  Income (Expense)       Benefit        Amount
                                                  ----------------    -------------    ---------
                                                                  (in millions)
Net income......................................                                       $1,532.5
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period..........      $  18.0            $  3.0            21.0
     Reclassifications included in net income...       (182.7)            (22.1)         (204.8)
  Unrealized gain (loss) on investment
     securities.................................         (2.1)               --            (2.1)
                                                      -------            ------        --------
       Total other income (loss)................      $(166.8)           $(19.1)         (185.9)
                                                                                       --------
Comprehensive income............................                                       $1,346.6
                                                                                       ========

                                                           Year ended December 31, 1997
                                                  ----------------------------------------------
                                                       Pretax         Tax (Expense)    After-Tax
                                                  Income (Expense)       Benefit        Amount
                                                  ----------------    -------------    ---------
                                                                  (in millions)
Net income......................................                                        $108.1
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period..........       $ 38.3             $(7.5)          30.8
     Reclassifications included in net income...        (24.1)             (1.1)         (25.2)
  Unrealized gain (loss) on investment
     securities.................................          1.6                --            1.6
                                                       ------             -----         ------
       Total other income (loss)................       $ 15.8             $(8.6)           7.2
                                                                                        ------
Comprehensive income............................                                        $115.3
                                                                                        ======

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
                                                              (dollars in millions, except
                                                                   per share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  181.7        $  880.9
  Receivables, net..........................................       834.7           842.6
  Inventories, net..........................................       545.8           578.9
  Other current assets......................................        66.1            80.0
                                                                --------        --------
     Total current assets...................................     1,628.3         2,382.4
Plant, property and equipment, net..........................       847.0           991.6
Deferred income taxes.......................................       373.6           367.4
Goodwill, net...............................................     1,206.0           865.3
Other assets................................................       474.9           442.1
                                                                --------        --------
     Total non-current assets...............................     2,901.5         2,666.4
                                                                --------        --------
     TOTAL ASSETS...........................................    $4,529.8        $5,048.8
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  383.1        $  396.2
  Accrued expenses..........................................       753.1           932.9
  Accrued taxes.............................................       364.9           570.1
  Notes payable and current maturities of long-term debt....       609.3           251.6
                                                                --------        --------
     Total current liabilities..............................     2,110.4         2,150.8
Pension benefits............................................       170.8           178.0
Postretirement benefits other than pensions.................       211.3           268.0
Long-term debt..............................................       478.8           515.5
Other liabilities...........................................       459.4           636.5
                                                                --------        --------
     Total non-current liabilities..........................     1,320.3         1,598.0
                                                                --------        --------
     TOTAL LIABILITIES......................................     3,430.7         3,748.8
Shareholders' Equity:
  Common stock: Authorized -- 200,000,000 shares, $1 par
  value per share Outstanding -- 87,914,595 shares and
  95,967,976 shares.........................................        87.9            96.0
  Retained earnings.........................................     1,113.8         1,271.5
  Accumulated other comprehensive loss......................      (102.6)          (67.5)
                                                                --------        --------
     Total shareholders' equity.............................     1,099.1         1,300.0
                                                                --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $4,529.8        $5,048.8
                                                                ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                             -------------------------------
                                                              1999       1998        1997
                                                             ------    --------    ---------
                                                                      (in millions)
OPERATING ACTIVITIES
Net income.................................................  $232.9    $1,532.5    $   108.1
Discontinued operations:
  Operating income.........................................      --       (83.2)      (101.8)
  Gain on sales of ITT Automotive..........................      --    (1,546.9)          --
Cumulative effect of accounting change.....................      --          --          5.6
                                                             ------    --------    ---------
Income (loss) from continuing operations...................   232.9       (97.6)        11.9
Adjustments to income (loss) from continuing operations:
  Depreciation.............................................   144.3       157.5        166.9
  Amortization.............................................    36.8        38.1         30.0
  Restructuring and other special items....................    (4.6)      430.5        136.7
Payments made for restructuring and other special items....   (60.0)      (25.1)          --
Change in receivables, inventories, accounts payable, and
  accrued expenses.........................................     4.5      (112.5)       100.0
Change in accrued and deferred taxes.......................    43.4      (136.4)       (43.9)
Other, net.................................................   (54.1)      (66.0)        (3.9)
                                                             ------    --------    ---------
  Cash from operating activities...........................   343.2       188.5        397.7
                                                             ------    --------    ---------
INVESTING ACTIVITIES
Additions to plant, property and equipment.................  (227.9)     (212.9)      (212.5)
Acquisitions...............................................  (544.8)      (79.6)    (1,026.2)
Proceeds from sale of assets and businesses................   107.7     3,745.1         21.1
Other, net.................................................     4.5         3.9         (0.8)
                                                             ------    --------    ---------
  Cash from (used for) investing activities................  (660.5)    3,456.5     (1,218.4)
                                                             ------    --------    ---------
FINANCING ACTIVITIES
Short-term debt, net.......................................   426.0    (1,419.8)     1,058.6
Long-term debt repaid......................................   (83.8)      (61.4)      (259.7)
Long-term debt issued......................................     3.1         9.0          1.4
Repurchase of common stock.................................  (402.6)     (830.8)       (67.8)
Dividends paid.............................................   (55.5)      (70.5)       (71.1)
Other, net.................................................    29.8        39.5         36.0
                                                             ------    --------    ---------
  Cash from (used for) financing activities................   (83.0)   (2,334.0)       697.4
                                                             ------    --------    ---------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS.........   (14.5)        2.4        (10.9)
CASH FROM (USED FOR) DISCONTINUED OPERATIONS...............  (284.4)     (624.7)       204.5
                                                             ------    --------    ---------
Increase (decrease) in cash and cash equivalents...........  (699.2)      688.7         70.3
Cash and cash equivalents -- beginning of year.............   880.9       192.2        121.9
                                                             ------    --------    ---------
CASH AND CASH EQUIVALENTS -- END OF YEAR...................  $181.7    $  880.9    $   192.2
                                                             ======    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.................................................  $ 76.4    $  121.8    $   111.9
  Income taxes.............................................  $ 42.1    $  107.1    $    84.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                               Shares Outstanding              Dollars
                                              --------------------   ----------------------------
                                              1999   1998    1997      1999       1998      1997
                                              ----   -----   -----   --------   --------   ------
                                                (amounts in millions, except per share amounts)
COMMON STOCK
Beginning balance...........................  96.0   118.4   118.4   $   96.0   $  118.4   $118.4
  Stock incentive plans.....................   2.2     1.3     2.3        2.2        1.3      2.3
  Repurchases...............................  (2.2)   (1.3)   (2.3)      (2.2)      (1.3)    (2.3)
  Stock repurchase program..................  (8.1)  (22.4)     --       (8.1)     (22.4)      --
                                              ----   -----   -----   --------   --------   ------
  Ending balance............................  87.9    96.0   118.4   $   87.9   $   96.0   $118.4
                                              ----   -----   -----   --------   --------   ------
CAPITAL SURPLUS
Beginning balance...........................                         $     --   $  397.0   $418.2
  Stock incentive plans.....................                               --       28.7     43.3
  Repurchases...............................                               --      (46.9)   (64.5)
  Stock repurchase program..................                               --     (378.8)      --
                                                                     --------   --------   ------
  Ending balance............................                         $     --   $     --   $397.0
                                                                     --------   --------   ------
RETAINED EARNINGS
Beginning balance...........................                         $1,271.5   $  188.5   $151.4
  Net income................................                            232.9    1,532.5    108.1
  Common stock dividend declared -- $.60,
     $.60 and $.60..........................                            (53.4)     (68.1)   (71.0)
  Stock repurchase program..................                           (337.2)    (381.4)      --
                                                                     --------   --------   ------
  Ending balance............................                         $1,113.8   $1,271.5   $188.5
                                                                     --------   --------   ------
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS):
  Unrealized Gain (Loss) on Investment
     Securities
     Beginning balance......................                         $   (0.5)  $    1.6   $   --
     Unrealized gain (loss).................                             (0.2)      (2.1)     1.6
                                                                     --------   --------   ------
     Ending balance.........................                         $   (0.7)  $   (0.5)  $  1.6
                                                                     --------   --------   ------
  Cumulative Translation Adjustments
     Beginning balance......................                         $  (67.0)  $  116.8   $111.2
     Translation of foreign currency
       financial statements.................                            (34.9)      21.0     30.8
     Sale of net foreign investments........                               --     (204.8)   (25.2)
                                                                     --------   --------   ------
     Ending balance.........................                         $ (101.9)  $  (67.0)  $116.8
                                                                     --------   --------   ------
TOTAL SHAREHOLDERS' EQUITY..................                         $1,099.1   $1,300.0   $822.3
                                                                     ========   ========   ======

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

1. ACCOUNTING POLICIES

     CONSOLIDATION PRINCIPLES: The consolidated financial statements include the accounts of ITT Industries, Inc. (the "Company") and all majority owned subsidiaries. Investments in unconsolidated companies where management exercises significant influence are accounted for using the equity method. All significant intercompany transactions have been eliminated.

     SALES AND REVENUE RECOGNITION: The Company recognizes revenues as services are rendered and recognizes sales as products are shipped to customers. Our Defense business recognizes revenues based on unit of delivery, milestone achievements, completion of contract or based on costs incurred for cost reimbursable contracts, depending on the type of contract and contract terms and conditions. Expected losses on long-term contracts are recognized when events and circumstances indicate that a loss will be incurred.

     RESEARCH, DEVELOPMENT AND ENGINEERING: Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred, except to the extent recoverable under existing contracts. Approximately 57.8%, 67.4% and 68.4% of total RD&E costs were expended pursuant to customer contracts for each of the three years ended December 31, 1999, 1998, and 1997, respectively.

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES: Most inventories are valued at the lower of cost (first-in, first-out or "FIFO") or market. A full absorption procedure is employed using standard cost techniques that are customarily reviewed and adjusted annually. Potential losses from obsolete and slow-moving inventories are provided for when identified. Domestic inventories valued under the last-in, first-out ("LIFO") method represent 11.3% of total 1999 inventories. There would not have been a material difference in the value of inventories, if the FIFO method had been used by the Company to value all inventories.

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

     GOODWILL: The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     FOREIGN CURRENCY TRANSLATION: Balance sheet accounts are translated at the exchange rate in effect at each year-end and income accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the foreign companies are generally the functional currencies. (Gains) losses from foreign currency transactions are reported currently in selling, general and administrative expenses and were $2.8, $(2.2) and $(5.5) in 1999, 1998, and 1997, respectively.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses a variety of derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps as a means of hedging exposure to interest rate and foreign currency risks. Changes in the spot rate of instruments designated as hedges of the net investment in a

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
foreign subsidiary are reflected in the cumulative translation adjustment component of shareholders' equity. The Company and its subsidiaries are end-users and do not utilize these instruments for speculative purposes. The Company has rigorous standards regarding the financial stability and credit standing of its major counterparties.

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

2. CHANGES IN ACCOUNTING POLICIES

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." Consequently, SFAS No. 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which, for the Company would be the calendar year beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 on reported financial results and has not determined the timing of, or method of, adoption. However, given the current

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
level of the Company's derivative and hedging activities, the impact is not expected to be material to the Company's financial position, results of operations, or cash flows.

     In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency financial statements, as adjusted by hedges of net foreign investments, and certain investment securities.

     In December 1997, the Company changed its method of accounting for reengineering costs incurred in connection with the development and installation of software for internal use in accordance with Emerging Issues Task Force ("EITF") Issue No. 97 -- 13. EITF Issue No. 97 -- 13 requires that reengineering costs which previously could be deferred and amortized be expensed as incurred and costs previously capitalized be written off in the current year.

3. ACQUISITIONS

     On December 14, 1999 the Company completed the purchase of Stanford Telecommunications Inc.'s space and defense communications businesses for $192.7. The purchase price exceeded the fair value of the net assets acquired by $160.6 and the excess has been recorded as goodwill, which is being amortized over a 40 year period. These units of Stanford Telecommunications have annual sales of approximately $142 and are leading designers, manufacturers and marketers of advanced digital communication products and systems.

     On September 10, 1999 the Company acquired Flojet Corporation ("Flojet"), a privately held company, for $141.0, consisting of $131.0 in cash and $10.0 in notes payable. The purchase price exceeded the fair value of the net assets acquired by $103.3 and the excess has been recorded as goodwill, which is being amortized over a 40 year period. Flojet manufactures air and electric driven pumps, motors, and dispensing equipment for a variety of industries, including beverage, general industrial equipment, agricultural/lawn and garden, recreational vehicle, leisure marine, and water purification. Flojet has annual sales of approximately $50.

     On October 29, 1999 the Company completed the purchase of STX Pte. Ltd. ("STX") from Singapore-based San Teh, Ltd., for $119.4. The purchase price exceeded the fair value of the net assets acquired by $82.1 and the excess has been recorded as goodwill, which is being amortized over a 40 year period. STX manufactures conductive rubber switches used in keypads for mobile telephones, high-end remote control units, and keyless entry systems. STX has annual sales of approximately $64.

     The Company also acquired Sanitaire Corporation, Hydro Air Industries, K and M Electronics, Inc., the assets of Energy Machine Service, Inc., and made an equity investment in EarthWatch, for a combined total of $101.7.

     All acquisitions were accounted for using the purchase method. The purchase price allocations have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available.

     On June 25, 1998 the Company acquired Rule Industries, Inc. ("Rule") from Kennametal, Inc. for $62.6. The purchase price exceeded the fair value of the net assets acquired by $53.1 and the excess was recorded as goodwill, and is being amortized over a 40 year period. Rule manufactures marine products, including submersible pumps, anchors and compasses, and has annual sales of approximately $25. The Company also made three other small acquisitions during 1998: A.G. Johansons Metallfabrik AB, Sinton Engineering Co. Limited and Sinton
(UK) Limited, and The Great American Gumball Corporation.

4. RESTRUCTURING AND OTHER SPECIAL ITEMS

     During 1998, the Company recorded restructuring and other special items of $20.1 in

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
the first quarter, $10.7 in the second quarter and $368.6 in the fourth quarter. The actions taken affected all four segments. Restructuring and other special items for the year ended December 31, 1998 are detailed in the following table:

                                                             Restructuring    Write-offs    Other    Total
                                                             -------------    ----------    -----    ------
Connectors & Switches......................................     $ 61.2          $ 41.2      $ --     $102.4
Defense Products & Services................................       20.5            49.1        --       69.6
Pumps & Complementary Products.............................       94.7            52.9        --      147.6
Specialty Products.........................................        4.2             1.5       3.3        9.0
Corporate and Other........................................        5.0            35.6      30.2       70.8
                                                                ------          ------      -----    ------
TOTAL 1998 CHARGES.........................................     $185.6          $180.3      $33.5    $399.4
                                                                ======          ======      =====    ======

     The 1998 charges related to restructuring activities which involved the closure of facilities, sales offices and distribution centers worldwide; facility consolidations; the discontinuance of product lines; and reductions in workforce to reduce cost and improve profitability. In Connectors & Switches, several labor intensive operations in Europe have, or are being consolidated into a low wage facility in Eastern Europe and other site consolidations occurred to eliminate duplication of process and to relocate to lower cost areas. Defense Products & Services exited two facilities in the United States. In Pumps & Complementary Products, twenty facilities, including distribution centers, sales offices and manufacturing locations, have, or are being closed and eight product lines were discontinued. Costs not directly related to exit activities and which are expected to benefit future periods, such as costs to relocate and train employees were expensed as incurred. Estimated severance costs included in restructuring were $92.5.

     Asset write-offs were taken when current events and circumstances indicated that asset values were impaired using the criteria of SFAS No. 121. Write-offs of Connectors & Switches related to assets which were idle or taken out of service, because sales volumes did not materialize, and to assets which were deemed to be impaired because their net book values exceeded the estimated future cash flows to be generated by those assets. The majority of the idle assets had no value because of their specialized nature or because of their poor condition and have been written off. The impaired assets were written down to estimated fair values. Write-offs also include certain capitalized software costs which had no future utility since the business chose to implement a new software platform. Goodwill in the amount of $6.6 related to two products which were also written off. Assets in Defense Products & Services that were expected to be sold were written down to fair value. Pumps & Complementary Products undertook a review of certain of its operations where current events and circumstances indicated that asset values may be impaired. It was determined that goodwill of $22.5 related to operations in Venezuela and Mexico had no value, and that assets of the Richter business were overvalued by approximately $9.1. Also included in the charge were write-offs of $11.1 related to information systems which were no longer used due to migrations to new information system platforms, and other asset write-downs of $10.2. At Corporate, the Company wrote the net assets of three non-core businesses down to fair value.

     Other at Corporate of $30.2 included a charge of $44.2, net of expected future recoveries, for anticipated costs to remediate certain environmental sites and gains on the sale of two non-core businesses. Additional environmental charges of $3.3 were recorded in Specialty Products.

     As of December 31, 1999, the Company had closed 16 of the planned 25 facilities, discontinued 18 of the planned 19 product lines, and reduced the workforce by 1,680, or approximately 70% of the planned aggregate reduction of approximately 2,400 persons. During the fourth quarter of 1999, the Company assessed its 1998 restructuring reserves, determined that activities related to those reserves will be completed for $44.8 less than originally estimated, and reversed the related reserve into income. The $44.8 of excess was primarily the result of favorable experience in employee separations and asset disposal costs which were not

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
required. The remaining 1998 restructuring programs will be completed in 2000 and early 2001.

     During 1999, in connection with carrying out the aforementioned restructuring programs, the Company identified other facilities to be shutdown and relocated to lower cost areas or consolidated into existing facilities. In the fourth quarter of 1999, the Company also identified asset impairments at two facilities. Restructuring and other special items for the year ended December 31, 1999 are detailed in the following table:

                                                              Restructuring    Write-offs    Total
                                                              -------------    ----------    -----
Connectors & Switches.......................................      $ 6.8          $  --       $ 6.8
Defense Products & Services.................................        0.3            4.4         4.7
Pumps & Complementary Products..............................        9.6           15.6        25.2
Specialty Products..........................................        3.5             --         3.5
                                                                  -----          -----       -----
TOTAL 1999 CHARGES..........................................      $20.2          $20.0       $40.2
                                                                  =====          =====       =====

     The projected cash impact to complete these 1999 actions is approximately $14.8. The projected aggregate future cash savings for the period 2000 to 2004 are approximately $40.6 and consist of decreased facility operating costs and lower salary and wage expenditures. The projected future non-cash savings for the same period are $6.1 and consist of decreased depreciation and goodwill amortization. All of the actions contemplated by the 1999 plans will be completed in 2000 with some residual payments occurring in 2001.

     The 1999 restructuring activities involve the closure of facilities and sales offices and reduction of workforce. In Connectors & Switches a factory will be closed with a portion of the business being relocated. In Defense Products & Services, several positions at two divisions are being eliminated. Pumps & Complementary Products will close two facilities and related service offices and also consolidate the operations of one warehouse into existing facilities. In Specialty Products, a workforce reduction will occur at one facility. Among the business segments, estimated severance costs are $12.1 and represent costs to reduce the workforce by an aggregate of 326 persons.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Pumps & Complementary Products wrote down $15.6 of goodwill at an unprofitable Far East operation based on the management's future cash flow projections of the business. Defense Products & Services wrote off $4.4 of goodwill related to a product line sold in January 2000.

     At December 31, 1999 and 1998, reserve balances for restructuring activities were $44.7 and $138.4, respectively. In 1999, payments for restructuring totaled $60.0. The following table displays a rollforward of the restructuring reserves for 1999:

                                            Balance     Payments                  1999      Balance
                                            December      and                     Cash      December
                                            31, 1998     Other      Reversals    Charges    31,1999
                                            --------    --------    ---------    -------    --------
Connectors & Switches.....................   $ 42.7      $(13.4)     $(16.5)      $ 5.7      $18.5
Defense Products & Services...............     15.1        (3.6)       (8.6)        0.3        3.2
Pumps & Complementary Products............     73.8       (43.5)      (19.7)        6.4       17.0
Specialty Products........................      1.8        (0.7)         --         2.4        3.5
Corporate and Other.......................      5.0        (2.5)         --          --        2.5
                                             ------      ------      ------       -----      -----
TOTAL.....................................   $138.4      $(63.7)     $(44.8)      $14.8      $44.7
                                             ======      ======      ======       =====      =====

     During 1997, the Company recorded charges for restructuring and other special items of $137.8. The 1997 restructuring charges were taken across the business segments as follows: Pumps & Complementary Products $44.1; Specialty Products $12.9; and Corporate and Other $80.8. The charges comprised $64.7 for the write-down to fair value of the net assets of two non-core businesses expected to be divested and which have since been sold, $57.0 for asset write-offs and severance costs associated with the closure and consolidation of facilities and related workforce reductions of 25 persons, $15.0 to increase environmental reserves, and $1.1 to recognize the loss on the sale of a non-core business. All activities associated with the 1997 charges were completed according to the plan.

5. DISCONTINUED OPERATIONS

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

     The Company received notifications of claims from Valeo, SA and Continental AG requesting post-closing adjustments to the purchase price under the provisions of the sales contracts, based upon a number of accounting issues relating to the calculation of the net worth of the businesses sold. Those claims have been submitted to arbitration. After a thorough review, the Company believes that the claims have little merit and intends to vigorously dispute them. Although it cannot be determined at this time whether or to what extent, if any, there will be post-closing adjustments of the purchase price as a result of the arbitration, management does not believe such adjustments would have a material adverse effect on the cash flow, results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

6. INCOME TAXES

     Income tax data from continuing operations is as follows:

                                                               1999       1998       1997
                                                              -------    -------    ------
Pretax income (loss)
  U.S. .....................................................  $ 154.4    $(142.0)   $ (4.0)
  Foreign...................................................    215.3      (18.0)     23.5
                                                              -------    -------    ------
                                                              $ 369.7    $(160.0)   $ 19.5
                                                              =======    =======    ======
(Provision) benefit for income tax
Current
  U.S. federal..............................................  $   3.8    $  14.8    $(36.6)
  State and local...........................................    (15.2)      (7.3)     (2.9)
  Foreign...................................................   (107.9)      15.7     (38.7)
                                                              -------    -------    ------
                                                               (119.3)      23.2     (78.2)
                                                              -------    -------    ------
Deferred
  U.S. federal..............................................    (52.1)      48.0      40.3
  State and local...........................................      6.4       (0.1)      0.7
  Foreign...................................................     28.2       (8.7)     29.6
                                                              -------    -------    ------
                                                                (17.5)      39.2      70.6
                                                              -------    -------    ------
Total income tax (expense) benefit..........................  $(136.8)   $  62.4    $ (7.6)
                                                              =======    =======    ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     A reconciliation of the tax (provision) benefit at the U.S. statutory rate to the effective income tax (expense) benefit rate as reported is as follows:

                                                              1999     1998    1997
                                                              -----    ----    -----
Tax (provision) benefit at U.S. statutory rate..............  (35.0)%  35.0%   (35.0)%
Foreign tax rate differential...............................    9.0     2.0     (4.8)
Taxes on repatriation of foreign earnings...................   (6.9)    5.7     (4.9)
State income taxes, net of federal benefit..................   (1.5)   (3.0)    (7.2)
Goodwill....................................................   (4.5)   (5.3)   (19.0)
Research & development credit...............................    1.3     3.9     18.7
Tax benefit of foreign sales corporation....................    0.5     0.8      7.9
Other.......................................................    0.1    (0.1)     5.3
                                                              -----    ----    -----
Effective income tax (expense) benefit rate.................  (37.0)%  39.0%   (39.0)%
                                                              =====    ====    =====

     Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                                                December 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Employee benefits...........................................  $ 30.0    $ 26.9
Accelerated depreciation....................................   (19.6)    (92.8)
Reserves....................................................   285.5     357.8
Long-term contracts.........................................     9.0       7.7
Uniform capitalization......................................     7.2      11.3
Other.......................................................    44.7      31.7
                                                              ------    ------
                                                              $356.8    $342.6
                                                              ======    ======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $258.4, since these amounts are permanently reinvested.

     Shareholders' equity at December 31, 1999 and 1998 reflects tax benefits related to the exercise of stock options of approximately $11.5 and $4.5, respectively.

7. EARNINGS PER SHARE

     A reconciliation of the data used in the calculation of basic and diluted earnings per

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
share computations for income from continuing operations is as follows:

                                                                 For the years ended
                                                                    December 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              ------    ------    -----
Basic Earnings (Loss) Per Share
  Income (loss) from continuing operations available to
    common shareholders.....................................  $232.9    $(97.6)   $11.9
                                                              ======    ======    =====
  Average common shares outstanding.........................    89.2     113.1    118.4
                                                              ------    ------    -----
Basic earnings (loss) per share.............................  $ 2.61    $ (.86)   $ .10
                                                              ======    ======    =====
Diluted Earnings (Loss) Per Share
  Income (loss) from continuing operations available to
    common shareholders.....................................  $232.9    $(97.6)   $11.9
                                                              ======    ======    =====
  Average common shares outstanding.........................    89.2     113.1    118.4
  Add: Stock options........................................     2.8(1)     --(2)   2.6(3)
                                                              ------    ------    -----
  Average common shares outstanding on a diluted basis......    92.0     113.1    121.0
                                                              ------    ------    -----
Diluted earnings (loss) per share...........................  $ 2.53    $ (.86)   $ .10
                                                              ======    ======    =====

    (1) Options to purchase 1,559,201 shares of common stock at an average price of $39.54 per share were outstanding at December 31, 1999 but were not included in the computation of diluted EPS, because the options' exercise price was greater than the annual average market price of the common shares. These options, which expire in 2009, were outstanding at the end of 1999.

    (2) Stock options of 3,291,544 at the end of 1998 were not included in the computation of diluted earnings per share, because the Company had a loss from continuing operations and inclusion of the options would be antidilutive.

    (3) Options to purchase 205,900 shares of common stock at $31.94 per share were outstanding at December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the annual average market price of the common shares. These options, which expire in 2007, were outstanding at the end of 1997.

8. RECEIVABLES, NET

     Receivables consist of the following:

                                                                December 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Trade.......................................................  $738.5    $753.5
Accrued for completed work..................................    32.3      22.3
Other.......................................................    86.0      89.5
Less -- reserves............................................   (22.1)    (22.7)
                                                              ------    ------
                                                              $834.7    $842.6
                                                              ======    ======

9. INVENTORIES, NET

     Inventories consist of the following:

                                                                December 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Finished goods..............................................  $203.7    $206.2
Work in process.............................................   287.3     511.6
Raw materials...............................................   228.4     209.8
Less -- reserves............................................   (60.7)   (115.0)
     -- progress payments...................................  (112.9)   (233.7)
                                                              ------    ------
                                                              $545.8    $578.9
                                                              ======    ======

10. OTHER CURRENT ASSETS

     At December 31, 1999 and 1998, other current assets consist primarily of advance payments on contracts and prepaid expenses.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

11. PLANT, PROPERTY AND EQUIPMENT, NET

     Plant, property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Land and improvements.......................................  $    66.1    $    51.5
Buildings and improvements..................................      343.4        346.7
Machinery and equipment.....................................    1,186.0      1,295.8
Construction work in progress...............................       86.3        103.9
Other.......................................................      368.9        509.1
                                                              ---------    ---------
                                                                2,050.7      2,307.0
Less -- accumulated depreciation and amortization...........   (1,203.7)    (1,315.4)
                                                              ---------    ---------
                                                              $   847.0    $   991.6
                                                              =========    =========

12. GOODWILL, NET

     Goodwill consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999       1998
                                                              --------    ------
Goodwill....................................................  $1,271.1    $916.1
Less -- accumulated amortization............................      65.1      50.8
                                                              --------    ------
                                                              $1,206.0    $865.3
                                                              ========    ======

13. OTHER ASSETS

     At December 31, 1999 and 1998, other assets primarily consists of prepaid pension and employee benefit plan costs, equity investments, and expected recoveries from third parties in relation to environmental and other claims.

14. LEASES AND RENTALS

     The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, computers, and other equipment. Such leases expire at various dates and may include renewals and escalations. The Company often pays maintenance, insurance, and tax expense related to leased assets. Rental expenses under operating leases were $51.8, $45.3 and $55.0 for 1999, 1998 and 1997, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 1999 are shown below.

2000........................................................  $ 47.0
2001........................................................    39.0
2002........................................................    29.2
2003........................................................    19.8
2004........................................................    17.8
2005 and thereafter.........................................   128.2
                                                              ------
Total minimum lease payments................................  $281.0
                                                              ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

15. DEBT

     Debt consists of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Commercial paper............................................  $512.6    $   --
Short-term loans............................................    85.1     201.6
Current maturities of long-term debt........................    11.6      50.0
                                                              ------    ------
Notes payable and current maturities of long-term debt......  $609.3    $251.6
                                                              ======    ======

                                                                            Interest
                       Long-term debt                          Maturity       rate       1999      1998
                       --------------                          --------     --------     ----      ----
Notes and debentures:
                                                                4/5/1999     10.125%    $   --    $ 30.7
                                                                7/1/2001      6.500%      58.6      58.6
                                                                8/1/2001      8.250%      13.6      13.6
                                                               6/15/2003      8.875%      13.5      13.5
                                                                2/1/2008      8.875%      13.2      13.2
                                                                5/1/2011      6.500%      31.7      31.7
                                                                7/1/2011      7.500%      37.4      37.4
                                                               2/15/2021      9.750%      19.1      19.1
                                                               4/15/2021      9.500%      13.6      13.6
                                                              11/15/2025      7.400%     250.0     250.0
                                                               8/25/2048      6.195%      42.7      42.7
Other.......................................................  2000--2014      6.974%(1)   31.2      79.2
                                                                                        ------    ------
Subtotal notes and debentures...............................                             524.6     603.3
Less -- unamortized discount................................                             (36.8)    (42.2)
Capital leases..............................................                               2.6       4.4
                                                                                        ------    ------
Long-term debt..............................................                             490.4     565.5
Less -- current maturities..................................                             (11.6)    (50.0)
                                                                                        ------    ------
Net long-term debt..........................................                            $478.8    $515.5
                                                                                        ======    ======

(1) Weighted average rate

     Principal payments required on long-term debt for the next five years are:

                             2000     2001     2002       2003     2004
                             ----     -----    -----      -----    -----
                            $11.6     $76.9     $ 1.7     $15.7    $1.0
                                      -----     -----     -----    ----

     The weighted average interest rate for short-term borrowings was 6.70% and 3.61% at December 31, 1999 and 1998, respectively. The fair value of the Company's short-term loans approximates carrying value. The fair value of the Company's long-term debt is estimated based on current rates indicated to the Company for debt with similar remaining maturities. As of December 31, 1999, the fair value of the long-term debt was $484.9, compared to the fair value of $626.8, at December 31, 1998. The year to year decline in fair value reflects the increase in interest rates experienced during 1999.

     On August 1, 1999, the Company redeemed all of its outstanding 9 1/4% senior debentures with a maturity date of July 15, 2001 and a value at maturity of $18.9, and it redeemed all of its 8 3/4% senior debentures with a maturity date of March 1, 2006 and a value at maturity of $7.8.

     The Company maintains a revolving credit agreement which expires in November, 2000 with 61 domestic and foreign banks providing aggregate commitments of $1.5 billion. These commitments were unused at December 31, 1999. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (LIBOR), plus a

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
spread which reflects the Company's debt rating. The provisions of these agreements require the Company to maintain certain financial ratios and restrict indebtedness. Commitment fees on these revolving credit agreements range from
 .060% to .150% of the total commitment, based on the Company's current debt ratings.

     Assets pledged to secure indebtedness (including mortgage loans) amount to approximately $48.9 as of December 31, 1999.

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

     FINANCING STRATEGIES AND INTEREST RATE RISK MANAGEMENT: The Company maintains a multi-currency debt portfolio to fund its operations. The Company and its subsidiaries at times use interest rate swaps to manage the Company's debt portfolio, the related financing costs, and interest rate structure.

     During 1997, the Company effectively terminated interest rate swaps with notional values totaling 260 million Deutsche Marks and original maturities ranging from 1998 to 2000 by entering into offsetting swaps with identical terms and maturities. These swaps and related counterswaps were accounted for at fair market value at the time of termination. Related gains and losses were recorded in income because such swaps no longer were deemed effective as hedges of the Company's underlying Deutsche Mark debt. At December 31, 1999 and 1998, the Company had interest rate swaps outstanding with notional values totaling 150 million Deutsche Marks. These swaps were designed to manage the interest exposure of the Company's short-term debt. The outstanding 150 million Deutsche Mark interest rate swap agreements maturing in March and April of 2000 require the Company to pay interest at fixed rates averaging 6.96% and receive interest at floating rates based on the Frankfurt Interbank Offered Rate (FIBOR) which averaged 3.40% on December 31, 1999.

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

     At December 31, 1999, the Company held foreign currency forward contracts with notional amounts totaling approximately $79.0 million to hedge European and Asian currency exposures. These contracts mature during 2000.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS: The fair values of the Company's derivative financial instruments are as follows:

                                                                       (Payable)/Receivable
                                                              ---------------------------------------
                                                                DEC. 31, 1999         Dec. 31, 1998
                                                              ------------------    -----------------
                                                              CARRYING     FAIR     CARRYING    FAIR
                                                               AMOUNT     VALUE      AMOUNT     VALUE
                                                              --------    -----     --------    -----
Interest rate swaps.........................................   $(2.3)     $ (2.3)    $(3.7)     $(8.5)
Currency forwards/swaps.....................................     1.9         2.6      (1.9)      (2.1)
                                                               =====      ======     =====      =====

     The following method and assumptions were used to estimate the fair value of these derivative financial instruments:

     INTEREST RATE SWAP AGREEMENTS: The fair value of interest rate swap agreements is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements at the reporting date.

     FOREIGN CURRENCY EXCHANGE CONTRACTS: The fair values associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

17. EMPLOYEE BENEFIT PLANS

     PENSION PLANS: The Company and its subsidiaries sponsor numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments and real estate. In addition to Company sponsored pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company's contribution to such plans amounted to $1.3, $1.1, and $3.9 for the years ended 1999, 1998, and 1997, respectively.

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

     INVESTMENT AND SAVINGS PLANS: The Company sponsors numerous defined contribution savings plans which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $18.2, $17.9, $14.6 for the years ended 1999, 1998, and 1997, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The first table below contains a reconciliation of the changes in the benefit obligations, the changes in plan assets, and the weighted average assumptions for the periods ending December 31, 1999 and 1998, respectively. The second table below contains the components of net periodic benefit cost for the years ended 1999, 1998, and 1997, respectively.

                                                                    Pension             Other Benefits
                                                              --------------------    ------------------
                                                                1999        1998       1999       1998
                                                                ----        ----       ----       ----
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................  $3,334.1    $3,055.5    $ 469.2    $ 447.7
  Service cost..............................................      70.9        58.4        5.1        4.8
  Interest cost.............................................     216.7       215.4       30.6       31.2
  Amendments made during the year...........................       4.6       (25.3)        --         --
  Actuarial (gain) loss.....................................    (294.9)      206.3      (40.5)      24.8
  Obligations of acquired companies (transferred to
    others).................................................        --        32.4         --       (4.8)
  Effect of plan curtailment................................        --          --       (3.1)        --
  Benefits paid.............................................    (229.5)     (205.5)     (36.2)     (34.5)
  Effect of currency translation............................     (10.9)       (3.1)        --         --
                                                              --------    --------    -------    -------
  Benefit obligation at end of year.........................  $3,091.0    $3,334.1    $ 425.1    $ 469.2
                                                              ========    ========    =======    =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............  $3,382.2    $3,067.7    $ 203.8    $ 187.5
  Actual return on plan assets..............................     692.0       438.9       31.7       20.3
  Assets of acquired companies (transferred to others)......        --        29.6         --         --
  Employer contributions....................................       5.9        55.9       25.5         --
  Employee contributions....................................       0.8         1.0         --         --
  Benefits paid.............................................    (217.6)     (206.0)      (5.3)      (4.0)
  Effect of currency translation............................      (3.8)       (4.9)        --         --
                                                              --------    --------    -------    -------
  Fair value of plan assets at end of year..................  $3,859.5    $3,382.2    $ 255.7    $ 203.8
                                                              ========    ========    =======    =======
  Funded status.............................................  $  768.5    $   48.1    $(169.4)   $(265.4)
  Unrecognized net transition asset.........................      (5.4)      (11.3)        --         --
  Unrecognized net actuarial (gain) loss....................    (779.2)      (59.8)     (21.5)      22.6
  Unrecognized prior service cost...........................      48.8        53.3      (20.4)     (25.2)
                                                              --------    --------    -------    -------
  Prepaid (accrued) benefit cost recognized in the balance
    sheet...................................................  $   32.7    $   30.3    $(211.3)   $(268.0)
                                                              ========    ========    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
  Discount rate.............................................      7.60%       6.70%      7.75%      6.75%
  Expected return on plan assets............................      9.62%       9.63%      9.75%      9.75%
  Rate of future compensation increase......................      4.90%       4.91%      5.00%      5.00%

                                                         Pension                     Other Benefits
                                              -----------------------------    --------------------------
                                               1999       1998       1997       1999      1998      1997
                                              -------    -------    -------    ------    ------    ------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost..............................  $  70.9    $  58.4    $  54.2    $  5.1    $  4.8    $  5.0
  Interest cost.............................    216.7      215.4      211.5      30.6      31.2      28.7
  Expected return on plan assets............   (270.8)    (252.4)    (230.8)    (19.4)    (18.1)    (15.5)
  Amortization of transitional asset........     (5.8)      (5.9)      (5.9)       --        --        --
  Amortization of net actuarial (gain)
    loss....................................      9.8        6.4        7.4       0.2      (0.7)     (1.4)
  Amortization of prior service cost........      8.3       10.7       11.4      (4.7)     (4.7)     (4.7)
  Effect of plan curtailment................       --         --         --      (3.1)       --        --
                                              -------    -------    -------    ------    ------    ------
  Net periodic benefit cost.................  $  29.1    $  32.6    $  47.8    $  8.7    $ 12.5    $ 12.1
                                              -------    -------    -------    ------    ------    ------

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 7.1% for 1999, decreasing ratably to 6.0% in the year 2001. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $24.0 and the aggregate service and interest cost components by $2.3; a decrease of one percent in the trend rate would reduce the benefit obligation by $21.2 and the aggregate service and interest cost components by $2.0. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

Cumulative Preferred Stock" (the "Series A Stock"). Such Series A Stock is issuable pursuant to the provisions of a Rights Agreement dated as of November 1, 1995 between the Company and The Bank of New York, as Rights Agent (the "Rights Agreement"). Capitalized terms herein not otherwise defined are as defined in the Rights Agreement.

     The rights issued pursuant to the Rights Agreement (the "Rights") are currently attached to, and trade with, the Common Stock. The Rights Agreement provides, among other things, that if any person acquires more than 15% of the outstanding Common Stock, the Rights will entitle the holders other than the Acquiring Person (or its Affiliates or Associates) to purchase Series A Stock at a significant discount to its market value. Rights beneficially owned by the Acquiring Person, including any of its Affiliates or Associates, become null and void and nontransferable. Rights generally are exercisable at any time after the Distribution Date and at, or prior to, the earlier of the 10th anniversary of the date of the Rights Agreement or the Redemption Date. The Company may, subject to certain exceptions, redeem the Rights as provided for in the Rights Agreement. Each 1/1,000th of a share of Series A Stock would be entitled to vote and participate in dividends and certain other distributions on an equivalent basis with one share of Common Stock. Under certain circumstances specified in the Rights Agreement, the Rights become nonredeemable for a period of time and the Rights Agreement may not be amended during such period.

     As of December 31, 1999 and 1998, 57,243,719 and 49,180,032 shares of
Common Stock were held in treasury, respectively.

     STOCK INCENTIVE PLANS: The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods. Certain options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. In 1999, 1998, and 1997, the Company made shares available for the exercise of stock options by purchasing shares in the open market.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option incentive plans as of December 31, 1999, 1998, and 1997, and changes during the years then ended is presented below (shares in thousands):

                                   1999                        1998                        1997
                         -------------------------   -------------------------   -------------------------
                                  WEIGHTED-AVERAGE            Weighted-Average            Weighted-Average
                         SHARES    EXERCISE PRICE    Shares    Exercise Price    Shares    Exercise Price
                         ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at
  beginning of year....  12,175        $21.24        11,457        $19.31        11,764        $17.53
Granted................   1,835         39.22         2,108         31.18         2,367         25.60
Exercised..............  (2,166)        21.06        (1,255)        19.62        (2,324)        16.21
Canceled or expired....     (92)        38.23          (135)        28.11          (350)        22.44
                         ------        ------        ------        ------        ------        ------
Outstanding at end of
  year.................  11,752        $23.95        12,175        $21.24        11,457        $19.31
                         ======        ======        ======        ======        ======        ======
Options exercisable at
  year-end.............  10,030        $21.34        10,347        $19.47        10,573        $18.92
                         ======        ======        ======        ======        ======        ======
Weighted-average fair
  value of options
  granted during the
  year.................                $17.78                      $11.68                      $ 8.53
                                       ======                      ======                      ======

     The Company accounts for these plans using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                 1999       1998       1997
                                                                ------    --------    ------
Net income
  As reported...............................................    $232.9    $1,532.5    $108.1
  Pro forma.................................................     217.2     1,520.1      99.0
Basic earnings per share
  As reported...............................................    $ 2.61    $  13.55    $  .91
  Pro forma.................................................      2.44       13.44       .84
Diluted earnings per share
  As reported...............................................    $ 2.53    $  13.55    $  .89
  Pro forma.................................................      2.36       13.44       .82

     Because the method of accounting prescribed by SFAS No. 123 is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma effect may not be representative of that expected in future years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 1999, 1998, and 1997: dividend yield of 2.01%, 2.14%, and 2.35% respectively; expected volatility of 51%, 38%, and 31%, respectively; expected life of six years; and risk-free interest rates of 4.82%, 5.66%, and 6.45%, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The following table summarizes information about the Company's stock options at December 31, 1999 (shares in thousands):

                            Options Outstanding                                   Options Exercisable
---------------------------------------------------------------------------    --------------------------
                                       Weighted-Average
Range of                                  Remaining        Weighted-Average              Weighted-Average
Exercise Prices              Number    Contractual Life     Exercise Price     Number     Exercise Price
---------------              ------    ----------------    ----------------    ------    ----------------
$ 8.31 --  9.89............     774     1.7 years            $ 8.61               774        $ 8.61
 13.78 -- 17.91............   3,018     4.4 years             15.74             3,018         15.74
 20.32 -- 28.38............   4,370     6.1 years             23.12             4,369         23.12
 31.13 -- 40.00............   3,590     8.5 years             35.15             1,869         31.47
                             ------    ------------        -----------         ------    ----------
                             11,752                                            10,030
                             ------                                            ------

     As of December 31, 1999, 3,647,495 shares were available for future grants. Effective January 1, 2000, option shares available for future grants increased to 5,824,845 as a result of the annual limitation formula established in the ITT Industries, Inc. 1994 Incentive Stock Plan. The incentive stock plan also provides for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged, or pledged. During 1999, 30,000 shares of restricted stock were awarded under this plan.

     During 1999, pursuant to the ITT Industries, Inc. 1996 Restricted Stock Plan for Non-Employee Directors, the Company awarded 10,248 restricted shares with five-year restriction periods in payment of the annual retainer for such directors.

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

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. As of December 31, 1999, the Company or its subsidiaries are responsible, or are alleged to be responsible for environmental investigation and remediation at sites in various countries. The Company has received notice that it is considered a potentially responsible party (PRP) at a number of those sites by the United States Environmental Protection Agency (EPA) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or SuperFund) or its state equivalent. In many of these proceedings, the Company's liability is considered de minimis. In Glendale, California, the Company has been involved in an environmental proceeding relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached an agreement in principle on a consent decree settling that case. The consent decree is awaiting approval from the EPA.

     In a suit filed several years ago by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, the Company is seeking recovery of costs it incurred in connection with this and other environmental matters. In April 1999, the Superior Court granted partial summary judgment under California law, dismissing certain claims in

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
the California action. The California Court of
Appeals has accepted the Company's petition for review of the Superior Court's order. Argument was scheduled for August 1999; however, it has now been continued to an indefinite date pending further developments in other similar cases in California to which the Company is not a party. In April 1999, the Company initiated a new coverage action in New Jersey, ITT Industries, Inc. et al. v. Federal Ins. Co. et al., (Middlesex County, No. L-1919-99), involving new environmental insurance claims as well as claims pending but dormant before the court in California. The Company's insurers challenged the convenience of New Jersey as the forum for this action. In its ruling on the motion, the Court dismissed the non-New Jersey claims, deferred action on certain New Jersey claims and retained jurisdiction over one New Jersey claim. The Company has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, "Accounting Policies." In management's opinion, the total amounts accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

20. BUSINESS SEGMENT INFORMATION

                                               Defense        Pumps &                   Dispositions,
                               Connectors &   Products &   Complementary   Specialty       Other &
                                 Switches      Services      Products      Products    Eliminations(b)   Corporate    Total
                               ------------   ----------   -------------   ---------   ---------------   ---------    -----
1999
 Sales and revenues..........     $516.0       $1,413.9      $1,735.0       $959.5         $  7.8        $     --    $4,632.2
 Operating income:
   Before restructuring and
     other special items.....       62.1          108.8         164.4        132.9            0.5           (58.1)      410.6
   Restructuring and other
     special items...........        9.7            3.9          (5.5)        (3.5)            --              --         4.6
                                  ------       --------      --------       ------         ------        --------    --------
   After restructuring and
     other special items.....       71.8          112.7         158.9        129.4            0.5           (58.1)      415.2
 Earnings (loss) of companies
   on an equity basis........         --            2.1          (0.2)         1.2             --              --         3.1
                                  ------       --------      --------       ------         ------        --------    --------
 Total segment profit........       71.8          114.8         158.7        130.6            0.5           (58.1)      418.3
 Net interest expense........                                                                                           (46.8)
 Miscellaneous expense(a)....                                                                                            (1.8)
                                                                                                                     --------
 Income from continuing
   operations before income
   tax expense...............                                                                                        $  369.7
                                                                                                                     ========

()(a) Excludes earnings of companies on an equity basis

()(b) Includes net assets from discontinued operations 1997 -- $931.4.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                               Defense        Pumps &                   Dispositions,
                               Connectors &   Products &   Complementary   Specialty       Other &
                                 Switches      Services      Products      Products    Eliminations(b)   Corporate    Total
                               ------------   ----------   -------------   ---------   ---------------   ---------    -----
 Long-lived assets...........      137.0          146.0         334.7        202.0            1.3            26.0       847.0
 Investment in companies on
   an equity basis...........        0.5           29.9           8.5          6.2             --              --        45.1
 Total assets................      463.6          839.1       1,670.3        741.7           24.2           790.9     4,529.8
 Gross plant additions.......       55.7           55.7          70.4         45.3            0.4             0.4       227.9
 Depreciation................       28.1           26.0          54.0         33.8            0.3             2.1       144.3
 Amortization................        0.8            3.1          18.2          7.2            2.1             5.4        36.8
                                  ------       --------      --------       ------         ------        --------    --------
1998
 Sales and revenues..........     $527.9       $1,293.4      $1,770.0       $849.3         $ 52.1        $     --    $4,492.7
 Operating income:
   Before restructuring and
     other special items.....       52.7           97.9         145.5         90.9            5.4           (67.6)      324.8
   Restructuring and other
     special items...........     (102.4)         (69.6)       (147.6)        (9.0)          31.0          (101.8)     (399.4)
                                  ------       --------      --------       ------         ------        --------    --------
   After restructuring and
     other special items.....      (49.7)          28.3          (2.1)        81.9           36.4          (169.4)      (74.6)
 Earnings (loss) of companies
   on an equity basis........       (0.3)          (1.6)          0.5          0.3             --              --        (1.1)
                                  ------       --------      --------       ------         ------        --------    --------
 Total segment profit........      (50.0)          26.7          (1.6)        82.2           36.4          (169.4)      (75.7)
 Net interest expense........                                                                                           (82.4)
 Miscellaneous expense(a)....                                                                                            (1.9)
                                                                                                                     --------
 Income from continuing
   operations before income
   tax.......................                                                                                        $ (160.0)
                                                                                                                     ========
 Long-lived assets...........      128.3          122.8         347.3        206.8          156.5            29.9       991.6
 Investment in companies on
   an equity basis...........        0.1           13.2          11.9          5.1             --             0.5        30.8
 Total assets................      333.1          644.8       1,741.1        588.3          252.6         1,488.9     5,048.8
 Gross plant additions.......       39.2           26.4          75.1         53.5            5.1            13.6       212.9
 Depreciation................       33.9           25.3          56.6         34.3            5.3             2.1       157.5
 Amortization................        1.0            3.1          20.6          7.3            6.1              --        38.1
1997
 Sales and revenues..........     $537.7       $1,095.7      $1,460.2       $823.2         $290.8        $     --    $4,207.6
 Operating income:
   Before restructuring and
     other special items.....       41.9           81.4         130.2         89.6           (4.1)          (59.9)      279.1
   Restructuring and other
     special items...........         --             --         (44.1)       (12.9)         (65.8)          (15.0)     (137.8)
                                  ------       --------      --------       ------         ------        --------    --------
   After restructuring and
     other special items.....       41.9           81.4          86.1         76.7          (69.9)          (74.9)      141.3
 Earnings (loss) of companies
   on an equity basis........       (0.5)          (2.5)          1.0         (0.1)            --              --        (2.1)
                                  ------       --------      --------       ------         ------        --------    --------
 Total segment profit........       41.4           78.9          87.1         76.6          (69.9)          (74.9)      139.2
 Net interest expense........                                                                                          (115.7)
 Miscellaneous expense(a)....                                                                                            (4.0)
                                                                                                                     --------
 Income (loss) from
   continuing operations
   before income tax.........                                                                                        $   19.5
                                                                                                                     ========

()(a) Excludes earnings of companies on an equity basis

()(b) Includes net assets from discontinued operations 1997 -- $931.4.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                               Defense        Pumps &                   Dispositions,
                               Connectors &   Products &   Complementary   Specialty       Other &
                                 Switches      Services      Products      Products    Eliminations(b)   Corporate    Total
                               ------------   ----------   -------------   ---------   ---------------   ---------    -----
 Long-lived assets...........      135.1          121.5         355.0        219.2          172.6            27.8     1,031.2
 Investment in companies on
   an equity basis...........        0.5           13.2          14.4          4.7             --             1.1        33.9
 Total assets................      323.6          585.1       1,818.7        504.7        1,274.5           551.8     5,058.4
 Gross plant additions.......       31.8           35.6          53.9         53.7           30.5             7.0       212.5
 Depreciation................       33.6           24.7          44.3         32.4           29.8             2.1       166.9
 Amortization................        1.5            0.3          16.1         10.1            2.0              --        30.0

(a) Excludes earnings of companies on an equity basis

(b) Includes net assets from discontinued operations 1997 -- $931.4.

                                                Net Sales and Revenues              Long-Lived Assets
                                           --------------------------------    ----------------------------
                                             1999        1998        1997       1999      1998       1997
                                             ----        ----        ----       ----      ----       ----
GEOGRAPHICAL INFORMATION
  United States..........................  $2,696.1    $2,570.4    $2,377.3    $504.1    $639.0    $  679.1
  Western Europe.........................   1,194.7     1,227.8     1,229.6     282.0     312.3       308.2
  Asia Pacific...........................     339.7       280.5       260.2      48.5      22.6        25.6
  Other..................................     401.7       414.0       340.5      12.4      17.7        18.3
                                           --------    --------    --------    ------    ------    --------
  Total Segments.........................  $4,632.2    $4,492.7    $4,207.6    $847.0    $991.6    $1,031.2
                                           ========    ========    ========    ======    ======    ========

                                                                1999        1998        1997
                                                                ----        ----        ----
SALES AND REVENUES BY PRODUCT CATEGORY
  Pumps & Complementary Products............................  $1,732.0    $1,767.8    $1,457.3
  Defense Products..........................................     844.4       765.7       720.1
  Defense Services..........................................     554.5       527.7       375.6
  Connectors & Switches.....................................     550.3       577.7       591.7
  Fluid Handling............................................     442.8       362.2       366.0
  Brakes....................................................     157.4       150.6       146.9
  Engineered Valves.........................................     116.2       116.5       108.7
  Marine Products...........................................     114.9        87.8        76.9
  Shock Absorbers...........................................      90.3        91.5        85.6
  Measuring Devices.........................................        --        17.3        78.6
  Semiconductors............................................        --          --       162.3
  Other.....................................................      29.4        27.9        37.9
                                                              --------    --------    --------
  Total.....................................................  $4,632.2    $4,492.7    $4,207.6
                                                              ========    ========    ========

     Combined Defense Products & Services had sales and revenues from the United States government of $1,054.0, $1,008.6, and $925.2 for 1999, 1998, and 1997,
respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

     CONNECTORS & SWITCHES: This business consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in telecommunications, computing aerospace and industrial applications as well as network services. The Connectors & Switches segment represents about 11% of the Company's sales and revenues and 15% of its operating income before restructuring and other items for 1999.

     DEFENSE PRODUCTS & SERVICES: The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 39% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 75%, 78% and 85% of 1999, 1998 and 1997 Defense Products & Services sales and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
revenues, respectively, were to the U.S. government. The Defense Products & Services segment represents about 31% of the Company's sales and revenues and 27% of its operating income before restructuring and other items in 1999.

     PUMPS & COMPLEMENTARY PRODUCTS: This segment contains the Company's pump businesses, including brands such as Flygt,(R) Goulds,(R) Bell and Gossett,(R) A-C Pump,(R) Lowara(R) and Vogel,(R) making the Company the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers and related products with brand names such as McDonnell & Miller(R) and ITT Standard(R) in addition to those mentioned above. This segment represents approximately 37% of the Company's sales and revenues and approximately 40% of its operating income before restructuring and other items for 1999.

     SPECIALTY PRODUCTS: Businesses in the Specialty Products segment produce engineered valves and switches for industrial and aerospace applications, products for the marine and leisure markets, fluid handling materials such as tubing systems and connectors for various automotive and industrial markets, and specialty shock absorbers and brake friction materials for the transportation industry. The Specialty Products segment accounts for approximately 21% of the Company's sales and revenues and approximately 32% of its operating income before restructuring and other items for 1999.

     DISPOSITIONS AND OTHER: This includes the operating results and assets of units other than "Discontinued Operations," including other non-core businesses and other businesses which have been sold.

     CORPORATE: This primarily includes the operating results and assets of corporate headquarters.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

21. QUARTERLY RESULTS FOR 1999 AND 1998

                                                                Three Months Ended
                                                   --------------------------------------------
                                                   Mar. 31     June 30     Sept. 30    Dec. 31       Year
                                                   --------    --------    --------    --------    --------
                                                      In millions, except per share amounts; (unaudited)
1999
Sales and revenues...............................  $1,091.7    $1,191.7    $1,106.4    $1,242.4    $4,632.2
Costs of sales and revenues(a)...................     840.9       908.5       844.2       936.6     3,530.2
Income from continuing operations(b).............      42.5        63.3        54.4        72.7       232.9
Net income.......................................      42.5        63.3        54.4        72.7       232.9
Income from continuing operations per share
  -- Basic(c)....................................  $    .46    $    .72    $    .62    $    .83    $   2.61
  -- Diluted(c)..................................  $    .45    $    .70    $    .60    $    .80    $   2.53
Net income per share
  -- Basic.......................................  $    .46    $    .72    $    .62    $    .83    $   2.61
  -- Diluted.....................................  $    .45    $    .70    $    .60    $    .80    $   2.53
Common stock information
Price range: High................................  $  40.88    $  41.50    $  40.00    $  36.25    $  41.50
  Low............................................  $  35.00    $  34.88    $  30.50    $  31.38    $  30.50
  Close..........................................  $  35.38    $  38.13    $  31.81    $  33.44    $  33.44
Dividends per share..............................  $    .15    $    .15    $    .15    $    .15    $    .60
1998
Sales and revenues...............................  $1,099.2    $1,125.3    $1,048.0    $1,220.2    $4,492.7
Costs of sales and revenues(a)...................     848.8       850.5       798.5       935.7     3,433.5
Income (loss) from continuing operations(b)......       8.0        30.2        26.9      (162.7)      (97.6)
Net income (loss)................................      55.6        69.3     1,588.8      (181.2)    1,532.5
Income (loss) from continuing operations per
  share
  -- Basic.......................................  $    .07    $    .25    $    .23    $  (1.59)   $   (.86)
  -- Diluted.....................................  $    .07    $    .25    $    .23    $  (1.59)   $   (.86)
Net income (loss) per share
  -- Basic(c)....................................  $    .47    $    .59    $  13.82    $  (1.77)   $  13.55
  -- Diluted(c)..................................  $    .46    $    .57    $  13.45    $  (1.77)   $  13.55
Common stock information
Price range: High................................  $  38.94    $  38.44    $  38.13    $  40.88    $  40.88
  Low............................................  $  28.13    $  32.88    $  29.50    $  30.69    $  28.13
  Close..........................................  $  38.06    $  37.38    $  33.88    $  39.75    $  39.75
Dividends per share..............................  $    .15    $    .15    $    .15    $    .15    $    .60

(a) Includes research, development, and engineering expenses.

(b) 1999 income from continuing operations includes restructuring and other special income of $2.9 after-tax. Income from continuing operations in 1998 for the quarters ended March 31, June 30 and December 31 includes restructuring and other special items of $12.3, $6.5 and $224.8, respectively, as described in Note 4.

(c) Quarterly and full year earnings per share amounts were calculated independently based on the average common shares and potentially dilutive shares applicable to each period. Because of the repurchase of common stock in the first quarter 1999 and during 1998, the sum of the four quarters does not equal the calculation for the full years 1999 and 1998.

     The above table reflects the range of market prices of the Company's common stock for 1999 and 1998. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company's common stock is traded, under the symbol "IIN". The Company's common stock is listed on the following exchanges: Frankfurt, London, Midwest, New York, Pacific, and Paris.

     During the period from January 1, 2000 through February 29, 2000, the high and low reported market prices of the Company's common stock were $34.94 and $22.38. The Company declared dividends of $.15 per common share in the first quarter of 2000. There were approximately 38,871 holders of record of the Company's common stock on February 29, 2000.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                      BALANCE    CHARGED TO                 WRITE-OFF/
                                        AT       COSTS AND    TRANSLATION    PAYMENTS    BALANCE AT
                                     JANUARY 1    EXPENSES    ADJUSTMENT      OTHER      DECEMBER 31
                                     ---------   ----------   -----------   ----------   -----------
YEAR ENDED DECEMBER 31, 1999
Trade Receivables -- Allowance for
  doubtful accounts................  $   22.7      $  5.0       $ (1.3)      $  (4.3)     $   22.1
Restructuring......................     138.4        (4.6)          --         (89.1)         44.7

YEAR ENDED DECEMBER 31, 1998
Trade Receivables -- Allowance for
  doubtful accounts................  $   19.0      $  9.5       $  0.2       $  (6.0)     $   22.7
Restructuring......................      22.2       185.6                      (69.4)        138.4

YEAR ENDED DECEMBER 31, 1997
Trade Receivables -- Allowance for
  doubtful accounts................  $   14.6      $  7.9       $ (0.4)      $  (3.1)     $   19.0
Restructuring......................        --        57.0                      (34.8)         22.2

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                             ITT INDUSTRIES, INC.

                                             By  /s/ EDWARD W. WILLIAMS
                                             -----------------------------------
                                                      EDWARD W. WILLIAMS
                                                   VICE PRESIDENT AND CORPORATE
                                                         CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

March 28, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
             /s/ TRAVIS ENGEN                 Chairman and Chief Executive and        March 14, 2000
------------------------------------------      Director
               TRAVIS ENGEN
      (PRINCIPAL EXECUTIVE OFFICER)

          /s/ DAVID J. ANDERSON               Senior Vice President and Chief         March 14, 2000
------------------------------------------      Financial Officer
            DAVID J. ANDERSON
      (PRINCIPAL FINANCIAL OFFICER)

          /s/ ROBERT A. BURNETT               Director                                March 14, 2000
------------------------------------------
            ROBERT A. BURNETT

          /s/ CURTIS J. CRAWFORD              Director                                March 14, 2000
------------------------------------------
            CURTIS J. CRAWFORD

          /s/ MICHEL DAVID-WEILL              Director                                March 14, 2000
------------------------------------------
            MICHEL DAVID-WEILL

           /s/ EDWARD C. MEYER                Director                                March 14, 2000
------------------------------------------
             EDWARD C. MEYER

           /s/ LINDA S. SANFORD               Director                                March 14, 2000
------------------------------------------
             LINDA S. SANFORD

            /s/ SIDNEY TAUREL                 Director                                March 14, 2000
------------------------------------------
              SIDNEY TAUREL

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
   3
          (a)  ITT Industries, Inc.'s Restated
                 Articles of Incorporation...........    Incorporated by reference to Exhibit
                                                         3(i) to ITT Industries' Form 10-Q for
                                                           the quarterly period ended June 30,
                                                           1997 (CIK No. 216228, File No.
                                                           1-5627).
          (b)  Form of Rights Agreement between ITT
                 Indiana, Inc. and The Bank of New
                 York, as Rights Agent...............    Incorporated by reference to Exhibit 1
                                                         to ITT Industries' Form 8-A dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (c)  ITT Industries, Inc.'s By-laws, as
                 amended.............................    Filed herewith.
   4      Instruments defining the rights of security
          holders, including indentures..............    Not required to be filed. The
                                                         Registrant hereby agrees to file with
                                                           the Commission a copy of any
                                                           instrument defining the rights of
                                                           holders of long-term debt of the
                                                           Registrant and its consolidated
                                                           subsidiaries upon request of the
                                                           Commission.
   9      Voting Trust Agreement.....................    None.
  10      Material contracts
          (a)  ITT Industries 1997 Long-Term
                 Incentive Plan......................    Incorporated by reference to Appendix
                                                         II to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (b)  ITT Industries 1997 Annual Incentive
                 Plan for Executive Officers.........    Incorporated by reference to Appendix
                                                         I to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (c)  Form of group life insurance plan for
                 non-employee members of the Board of
                 Directors...........................    Incorporated by reference to exhibits
                                                         to ITT Delaware's Form 10-K for the
                                                           fiscal year ended December 31, 1983
                                                           (CIK No. 216228, File No. 1-5627).
          (d)  ITT Industries, Inc. 1986 Incentive
                 Stock
                 Plan................................    Incorporated by reference to ITT
                                                           Delaware's Registration Statement on
                                                           Form S-8 (Registration No. 33-5412)
                                                           (CIK No. 216228, File No. 1-5627).
          (e)  Form of indemnification agreement with
                 directors...........................    Incorporated by reference to Exhibit
                                                           10(h) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (f)  ITT Industries, Inc. Senior Executive
                 Severance Pay Plan..................    Incorporated by reference to Exhibit
                                                           10.15 to ITT Industries' Form 8-B
                                                           dated December 20, 1995 (CIK No.
                                                           216228, File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (g)  ITT Industries Special Senior
                 Executive Severance Pay Plan........    Incorporated by reference to Exhibit
                                                           10(j) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (h)  1994 ITT Industries, Inc. Incentive
                 Stock Plan..........................    Incorporated by reference to Appendix
                                                         A to ITT Delaware's Proxy Statement
                                                           dated March 28, 1994 (CIK No.
                                                           216228, File No. 1-5627).
          (i)  ITT Industries, Inc. 1996 Restricted
                 Stock Plan for Non-Employee
                 Directors, as amended...............    Incorporated by reference to Exhibit
                                                           10(k) to ITT Industries' Form 10-Q
                                                           for the quarterly period ended
                                                           September 30, 1999.
          (j)  Distribution Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.1 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (k)  Intellectual Property License
                 Agreement between and among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.2 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (l)  Tax Allocation Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.3 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (m)  Employee Benefit Services and
                 Liability Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.7 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (n)  Five-year Competitive Advance and
                 Revolving Credit Facility Agreement
                 dated as of November 10, 1995.......    Incorporated by reference to Exhibit
                                                         10.9 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (o)  ITT Industries Enhanced Severance Pay
                 Plan................................    Incorporated by reference to Exhibit
                                                           10(s) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
          (p)  Agreement with Valeo SA with respect
                 to the sale of the Automotive
                 Electrical Systems Business.........    Incorporated by reference to Exhibit
                                                           10(b) to ITT Industries' Form 10-Q
                                                           Quarterly Report for the quarterly
                                                           period ended June 30, 1998 (CIK No.
                                                           216228, File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (q)  Agreement with Continental AG with
                 respect to the sale of the
                 Automotive Brakes and Chassis
                 Business............................    Incorporated by reference to Exhibit
                                                         2.1 to ITT Industries' Form 8-K
                                                           Current Report dated October 13,
                                                           1998 (CIK No. 216228, File No.
                                                           1-5627).
  11      Statement re computation of per share
            earnings.................................    Not required to be filed.
  12      Statement re computation of ratios.........    Filed herewith.
  13      Annual report to security holders, Form
            10-Q or quarterly report to security         Not required to be filed.
            holders..................................
  16      Letter re change in certifying                 None.
          accountant.................................
  18      Letter re change in accounting                 None.
          principles.................................
  21      Subsidiaries of the Registrant.............    Filed herewith.
  22      Published report regarding matters
            submitted to vote of security holders....    Not required to be filed.
  23      Consent of Arthur Andersen LLP.............    Filed herewith.
  24      Power of attorney..........................    None.
  27      Financial data schedule....................    Filed herewith.
  99      Additional exhibits........................    None.