Form 10-Q
period 2000-03-31
ITT INDUSTRIES INC
filed 2000-05-11
CIK 216228

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-5627

                            ------------------------

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

                        TELEPHONE NUMBER: (914) 641-2000

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2000, there were outstanding 87,914,595 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.
                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three Months
                     Ended March 31, 2000 and 1999.............................    2
                   Consolidated Condensed Balance Sheets -- March 31, 2000 and
                     December 31, 1999.........................................    3
                   Consolidated Condensed Statements of Cash Flows -- Three
                     Months Ended March 31, 2000 and 1999......................    4
                   Notes to Consolidated Condensed Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:
                   Three Months Ended March 31, 2000 and 1999..................    6
Part II.  OTHER INFORMATION:
          Item 6.  Exhibits and Reports on Form 8-K............................    9
                   Signature...................................................    9
                   Exhibit Index...............................................   10

                                    PART I.

ITEM 1.                      FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Sales and revenues..........................................  $1,206.0   $1,091.7
                                                              --------   --------
Costs of sales and revenues.................................     842.8      774.9
Selling, general, and administrative expenses...............     199.0      174.9
Research, development, and engineering expenses.............      64.2       66.0
                                                              --------   --------
Total costs and expenses....................................   1,106.0    1,015.8
                                                              --------   --------
Operating income............................................     100.0       75.9
Interest expense............................................     (25.8)     (18.9)
Interest income.............................................       6.7       10.0
Miscellaneous income (expense), net.........................       0.5        0.4
                                                              --------   --------
Income before income taxes..................................      81.4       67.4
Income tax expense..........................................      30.1       24.9
                                                              --------   --------
Net income..................................................  $   51.3   $   42.5
                                                              ========   ========

EARNINGS PER SHARE:
Net income
  Basic.....................................................  $   0.58   $   0.46
  Diluted...................................................  $   0.57   $   0.45
Cash dividends declared per common share....................  $   0.15   $   0.15

---------------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  143.7      $  181.7
  Receivables, net..........................................       894.3         834.7
  Inventories, net..........................................       540.3         545.8
  Other current assets......................................        77.6          66.1
                                                                --------      --------
          Total current assets..............................     1,655.9       1,628.3
Plant, property, and equipment, net.........................       804.9         847.0
Deferred U.S. income taxes..................................       375.4         373.6
Goodwill, net...............................................     1,190.8       1,206.0
Other assets................................................       472.7         474.9
                                                                --------      --------
          Total assets......................................    $4,499.7      $4,529.8
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  397.7      $  383.1
  Accrued expenses..........................................       734.9         753.1
  Accrued taxes.............................................       375.4         364.9
  Notes payable and current maturities of long-term debt....       541.0         609.3
                                                                --------      --------
          Total current liabilities.........................     2,049.0       2,110.4
  Pension and postretirement benefits.......................       376.9         382.1
  Long-term debt............................................       480.0         478.8
  Other liabilities.........................................       476.2         459.4
                                                                --------      --------
                                                                 3,382.1       3,430.7
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued                                        --            --
Common stock:
  Authorized 200,000,000 shares, $1 par value per share
     Outstanding 87,914,595 shares..........................        87.9          87.9
  Retained earnings.........................................     1,151.4       1,113.8
Accumulated other comprehensive income (loss):
     Unrealized (loss) on investment securities.............        (4.2)         (0.7)
     Cumulative translation adjustments.....................      (117.5)       (101.9)
                                                                --------      --------
          Total shareholders' equity........................     1,117.6       1,099.1
                                                                --------      --------
          Total liabilities and shareholders' equity........    $4,499.7      $4,529.8
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000     1999
                                                              ------   -------
OPERATING ACTIVITIES
Net income..................................................  $ 51.3   $  42.5
Adjustments to Net income:
  Depreciation..............................................    39.4      36.1
  Amortization..............................................    11.4      10.1
Payments made for restructuring.............................    (7.9)    (14.9)
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................   (67.5)    (60.4)
Change in accrued and deferred taxes........................    11.9       9.6
Other, net..................................................   (20.3)    (12.2)
                                                              ------   -------
     Cash from operating activities.........................    18.3      10.8
                                                              ------   -------

INVESTING ACTIVITIES
Additions to plant, property, and equipment.................   (24.1)    (29.9)
Proceeds from the sale of assets............................    35.8      34.5
Acquisitions................................................    (3.3)    (33.2)
Other, net..................................................    (0.9)     (1.9)
                                                              ------   -------
     Cash from (used for) investing activities..............     7.5     (30.5)
                                                              ------   -------

FINANCING ACTIVITIES
Short-term debt, net........................................   (64.6)    138.1
Long-term debt repaid.......................................    (2.6)     (9.7)
Long-term debt issued.......................................     0.1       1.5
Repurchase of common stock..................................    (1.1)   (369.2)
Dividends paid..............................................   (13.2)    (15.4)
Other, net..................................................    (2.9)     11.9
                                                              ------   -------
     Cash used for financing activities.....................   (84.3)   (242.8)
                                                              ------   -------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     3.7      (6.7)
CASH FROM (USED FOR) DISCONTINUED OPERATIONS................    16.8    (139.0)
                                                              ------   -------
Decrease in cash and cash equivalents.......................   (38.0)   (408.2)
Cash and cash equivalents -- beginning of period............   181.7     880.9
                                                              ------   -------
Cash and cash equivalents -- end of period..................  $143.7   $ 472.7
                                                              ======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $ 18.0   $  14.2
                                                              ======   =======
  Income taxes..............................................  $ 28.6   $  16.2
                                                              ======   =======

---------------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RESTRUCTURING: At December 31, 1999 the reserve balance for all restructuring activities was $44.7 million. Cash payments of $7.9 million were recorded in the first quarter of 2000 bringing the reserve balance at March 31, 2000 for restructuring to $36.8 million. As reported in the 1999 Annual Report, restructuring activities include reductions in workforce by an aggregate of 2,726 persons. Total headcount reductions at December 31,1999 were 1,680 persons. At March 31, 2000 cumulative headcount reductions were 1,960 persons. The restructuring activities are progressing according to the plans discussed in the 1999 Annual Report.

2) RECEIVABLES, NET

     Receivables consist of the following:

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2000          1999
                                                                  ---------   ------------
    Trade.......................................................  $  762.6       $738.5
    Accrued for completed work..................................      68.8         32.3
    Other.......................................................      88.4         86.0
    Less reserves...............................................     (25.5)       (22.1)
                                                                  --------       ------
                                                                  $  894.3       $834.7
                                                                  ========       ======

3) INVENTORIES, NET

     Inventories consist of the following:

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2000          1999
                                                                  ---------   ------------
    Finished goods..............................................  $  215.2       $203.7
    Work in process.............................................     251.6        287.3
    Raw materials...............................................     227.9        228.4
    Less -- reserves............................................     (51.6)       (60.7)
         -- progress payments...................................    (102.8)      (112.9)
                                                                  --------       ------
                                                                  $  540.3       $545.8
                                                                  ========       ======

4) PLANT, PROPERTY, AND EQUIPMENT, NET

     Plant, property, and equipment consist of the following:

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2000          1999
                                                                  ---------   ------------
    Land and improvements.......................................  $    63.2    $    66.1
    Buildings and improvements..................................      343.5        343.4
    Machinery and equipment.....................................    1,127.3      1,186.0
    Construction work in progress...............................       78.7         86.3
    Other.......................................................      386.1        368.9
                                                                  ---------    ---------
                                                                    1,998.8      2,050.7
    Less -- accumulated depreciation and amortization...........   (1,193.9)    (1,203.7)
                                                                  ---------    ---------
                                                                  $   804.9    $   847.0
                                                                  =========    =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

5) COMPREHENSIVE INCOME

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                 -------------
                                                                 2000    1999
                                                                 -----   -----
   Net Income..................................................  $51.3   $42.5
   Other comprehensive income (loss):
     Foreign currency translation adjustments..................  (19.4)  (25.2)
     Unrealized gain (loss) on investment securities...........   (3.5)    0.3
                                                                 -----   -----
        Other comprehensive income (loss) before tax...........  (22.9)  (24.9)
     Income tax related to other comprehensive income..........    3.8     3.2
                                                                 -----   -----
   Other comprehensive income, after tax.......................  (19.1)  (21.7)
                                                                 -----   -----
   Comprehensive income........................................  $32.2   $20.8
                                                                 =====   =====

6) CALCULATION OF EARNINGS PER SHARE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                 -------------
                                                                 2000    1999
                                                                 -----   -----
   BASIC BASIS --
     Net Income................................................  $51.3   $42.5
                                                                 -----   -----
     Average common shares outstanding.........................   87.9    92.0
                                                                 -----   -----
     Earnings Per Share........................................  $ .58   $ .46
                                                                 =====   =====
   DILUTED BASIS --
   Net Income..................................................  $51.3   $42.5
                                                                 -----   -----
     Average common shares outstanding.........................   87.9    92.0
     Add: Stock options........................................    1.9     3.3
                                                                 -----   -----
     Average common shares outstanding on a diluted basis......   89.8    95.3
                                                                 -----   -----
     Earnings Per Share........................................  $ .57   $ .45
                                                                 =====   =====

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

     Sales and revenues for the first quarter of 2000 were $1,206.0 million, an increase of $114.3 million or 10.5% ($143.9 million or 13.4% in constant currencies) over same period sales for 1999. The increase is attributable to several acquisitions made in 1999 as well as internal growth partially offset by the completion of several large Defense contracts. Net income for the first quarter of 2000 was $51.3 million, or $0.57 per diluted share, an increase of $8.8 million, or $0.12 per diluted share, from the comparable period last year. The increase in net income was attributable to higher sales and higher operating margins partially offset by increased interest expense.

     Operating income for the first quarter of 2000 was $100.0 million compared to $75.9 million, an increase of $24.1 million or 31.8% over the first quarter of 1999. This increase is due to higher volume as well as a significant improvement in productivity. Operating margin for the first quarter of 2000 of 8.3% was 1.3 percentage points higher than the margins for the same period in 1999. The improvements resulted from the introduction of new, more profitable products, higher volume, and higher productivity.

     Net interest expense for the first quarter of 2000 increased $10.2 million on higher average debt levels, due to the 1999 share repurchase program that was completed in the first quarter of the prior year, several acquisitions made in 1999, and higher average interest rates.

     The effective income tax rate for the first quarters of both 2000 and 1999 was 37%. Income tax expense increased $5.2 million to $30.1 million due to higher pre-tax earnings.

     Business Segments -- Unaudited sales and revenues and operating income of the Company's business segments for the three months ended March 31, 2000 and 1999 were as follows (in millions):

                                       PUMPS &       DEFENSE                 CONNECTORS   DISPOSITIONS,
        THREE MONTHS ENDED          COMPLEMENTARY   PRODUCTS &   SPECIALTY       &           OTHER &                   GRAND
          MARCH 31, 2000              PRODUCTS       SERVICES    PRODUCTS     SWITCHES    ELIMINATIONS    CORPORATE    TOTAL
        ------------------          -------------   ----------   ---------   ----------   -------------   ---------    -----
Sales & Revenues..................    $  431.7        $342.5      $265.0       $167.7         $(0.9)       $   --     $1,206.0
Operating income..................        42.1          21.4        36.0         17.1          (1.7)        (14.9)       100.0
Total Assets......................     1,658.3         828.4       724.2        476.2          22.7         789.9      4,499.7

                                       PUMPS &       DEFENSE                 CONNECTORS   DISPOSITIONS,
        THREE MONTHS ENDED          COMPLEMENTARY   PRODUCTS &   SPECIALTY       &           OTHER &                   GRAND
          MARCH 31, 1999              PRODUCTS       SERVICES    PRODUCTS     SWITCHES    ELIMINATIONS    CORPORATE    TOTAL
        ------------------          -------------   ----------   ---------   ----------   -------------   ---------   --------
Sales & Revenues..................    $  401.5        $326.6      $240.0       $121.2        $  2.4       $     --    $1,091.7
Operating income..................        29.4          18.6        31.2         10.5           0.2          (14.0)       75.9
Total Assets......................     1,749.9         564.9       604.9        306.4         152.7        1,095.5     4,474.3

     Pumps & Complementary Products' sales and revenues increased $30.2 million in the first quarter of 2000 on higher volume at Fluid Handling, Water Technology and Flygt. Order activity that was strong in the fourth quarter of 1999 continued in the first quarter of 2000. Operating income for the first quarter of 2000 was up $12.7 million on higher sales volume and the benefits of restructuring and cost reduction initiatives.

     Defense Products & Services' sales and revenues for the first quarter of 2000 increased $15.9 million compared to last year. The acquisition of Stanford Telecom (which added $33.5 million) and higher international Night Vision sales were partially offset by the completion of several large contracts. Operating income for the first quarter of 2000 was up $2.8 million driven by higher sales volume, margin improvements and gains on the sale of assets.

     Specialty Products' sales for the first quarter of 2000 increased $25.0 million compared to the same period of 1999. The increase was due to 1999 acquisitions of Flojet and Hydro-Air (which combined to add $16.2 million) the strong marine market and continued strong automotive build rates. Operating income was $4.8 million higher than the prior year mainly due to acquisitions and higher margins from continuing businesses.

     Connectors & Switches' sales and revenues increased $46.5 million in the first quarter of 2000 compared with last year due to robust growth in Asia, North America and a turnaround in the European markets. The acquisition of STX Pte. Ltd. (which added $21.9 million) also had a favorable impact. Operating income for the first quarter of 2000 was up $6.6 million over the prior year. The acquisition of STX Pte. Ltd., higher volume and the benefits of restructuring programs caused the variance.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operating activities of $18.3 million, proceeds from divestitures and asset sales of $35.8 million, $16.8 in net cash from discontinued operations were used primarily for capital expenditures of $24.1 million and dividend payments of $13.2 million.

     CASH FLOWS: Cash from operating activities in the first quarter of 2000 was $18.3 million, an increase of $7.5 million from the first quarter of 1999. The increase is largely attributable to higher cash earnings and lower restructuring payments in the current year quarter as compared to the prior year. This increase is partially offset by higher tax payments. The increase in working capital requirements in the first quarter of 2000 was largely due to seasonal increases in inventory and accounts receivable, and payments of year-end accruals. The Company was able to maintain its level of operating working capital despite a significant increase in sales.

     STATUS OF RESTRUCTURING ACTIVITIES: During 1998, the Company recorded restructuring charges to close facilities, discontinue product lines and reduce headcount. As of March 31, 2000, the company had closed 17 of the planned 25 facilities, discontinued 18 of the planned 19 product lines and reduced the workforce by 1,844, or approximately 80% of the planned aggregate reduction of approximately 2,400 persons.

     During 1999, the company recorded restructuring charges to close four facilities and reduce headcount by 326 persons. As of March 31, 2000, two of the four facilities were closed. The activity in the first quarter of 2000 consisted solely of headcount reduction of 116 persons.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first quarter of 2000 were $24.1 million, a decrease of $5.8 million from the first quarter of 1999. The decrease is due to a delay in the timing of purchases as well as a reduction of planned expenditures for the current year.

     DIVESTITURES: During the first quarter of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Products and Services segment, for $28.3 million. The remaining $7.5 million of cash proceeds from the sale of assets represents plant, property and equipment sales across all of our businesses.

     DEBT AND CREDIT FACILITIES: External debt at March 31, 2000 was $1,021.0 million, compared with $1,088.1 million at December 31, 1999. Cash and cash equivalents were $143.7 million at March 31, 2000, compared to $181.7 million at year-end 1999. The maximum amount of borrowing available under the Company's revolving credit agreement at March 31, 2000 was $1.5 billion.

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include those set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 1999 and other of its filings with the Securities and Exchange Commission, to which reference is hereby made.

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

                                          ITT INDUSTRIES, INC.
                                          (Registrant)

                                          By:    /s/ EDWARD W. WILLIAMS
                                            ------------------------------------
                                                     Edward W. Williams
                                                Vice President and Corporate
                                                          Controller
                                               (Principal accounting officer)
May 11, 2000

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