Form 10-Q
period 2000-06-30
ITT INDUSTRIES INC
filed 2000-08-07
CIK 216228

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ----------

                          COMMISSION FILE NUMBER 1-5627

                              ITT INDUSTRIES, INC.

INCORPORATED IN THE STATE OF INDIANA                         13-5158950
                                                           (I.R.S. EMPLOYER
                                                       IDENTIFICATION NUMBER)

                   4 West Red Oak Lane, White Plains, NY 10604
                          (Principal Executive Office)

                        TELEPHONE NUMBER: (914) 641-2000


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        --------     --------

       As of July 31, 2000, there were outstanding 87,914,595 shares of common stock ($1 par value per share) of the registrant.

================================================================================

                              ITT INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
       Part I.     FINANCIAL INFORMATION:
                   Item 1.  Financial Statements:
                            Consolidated Condensed Income Statements -- Three and Six Months Ended
                                June 30, 2000 and 1999............................................................2
                            Consolidated Condensed Balance Sheets -- June 30, 2000 and
                                December 31, 1999.................................................................3
                            Consolidated Condensed Statements of Cash Flows -- Six Months Ended
                                June 30, 2000 and 1999............................................................4
                            Notes to Consolidated Condensed Financial Statements .................................5
                   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                of Operations:
                            Three and Six Months Ended June 30, 2000 and 1999.....................................8

       Part II.    OTHER INFORMATION:
                   Item 4.  Submission of Matters to a Vote of Security Holders..................................12

                   Item 6.  Exhibits and Reports on Form 8-K.....................................................13
                            Signature............................................................................13
                            Exhibit Index........................................................................14

                                    PART I.

ITEM 1.                       FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

       The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                         (IN MILLIONS, EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                             ---------------------------------    ---------------------------------
                                                                  2000               1999              2000               1999
                                                             --------------    ---------------    --------------    ---------------
  Sales and revenues...................................         $1,223.5           $1,191.7           $2,429.5          $2,283.4
                                                                 -------            -------            -------          --------

  Costs of sales and revenues..........................            817.6              838.3            1,630.4           1,613.2
  Selling, general, and administrative expenses........            182.4              172.0              381.4             346.9
  Research, development, and engineering expenses......             94.3               70.2              188.5             136.2
                                                                 -------            -------            -------          --------
  Total costs and expenses.............................          1,094.3            1,080.5            2,200.3           2,096.3
                                                                 -------            -------            -------          --------

  Operating income.....................................            129.2              111.2              229.2             187.1
  Interest expense.....................................            (21.1)             (18.9)             (46.9)            (37.8)
  Interest income......................................              3.1                7.8                9.8              17.8
  Miscellaneous income (expense), net..................              0.2                0.5                0.7               0.9
                                                                 -------            -------            -------          --------
  Income before income taxes                                       111.4              100.6              192.8             168.0
  Income tax expense...................................            (41.2)             (37.3)             (71.3)            (62.2)
                                                                 -------            -------            -------          --------
  Net income...........................................         $   70.2            $  63.3           $  121.5          $  105.8
                                                                 =======            =======            =======          ========
  EARNINGS PER SHARE:
  Net income
    Basic..............................................         $   0.80           $   0.72           $   1.38          $   1.17
    Diluted............................................         $   0.78           $   0.70           $   1.35          $   1.13
  Cash dividends declared per common share.............         $   0.15           $   0.15           $   0.30          $   0.30

----------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)


                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2000                 1999
                                                                                    -----------         -------------
                                                                                    (UNAUDITED)
           ASSETS
           Current Assets:
             Cash and cash equivalents....................................         $      282.2       $        181.7
             Receivables, net.............................................                929.6                834.7
             Inventories, net.............................................                538.6                545.8
             Other current assets.........................................                 79.6                 66.1
                                                                                        -------              -------
                Total current assets......................................              1,830.0              1,628.3

           Plant, property, and equipment, net............................                811.5                847.0
           Deferred U.S. income taxes.....................................                374.0                373.6
           Goodwill, net..................................................              1,302.5              1,206.0
           Other assets ..................................................                458.4                474.9
                                                                                        -------              -------
                Total assets..............................................         $    4,776.4       $      4,529.8
                                                                                        =======              =======
           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current Liabilities:
             Accounts payable.............................................         $      399.8       $        383.1
             Accrued expenses.............................................                782.5                753.1
             Accrued taxes................................................                388.0                364.9
             Notes payable and current maturities of long-term debt.......                725.6                609.3
                                                                                        -------              -------
                Total current liabilities.................................              2,295.9              2,110.4

           Pension and postretirement benefits............................                374.0                382.1
           Long-term debt.................................................                479.9                478.8
           Other liabilities..............................................                481.3                459.4
                                                                                        -------              -------
                                                                                        3,631.1              3,430.7
           Shareholders' Equity:
             Cumulative Preferred Stock:  Authorized 50,000,000 shares,
                No par value, none issued.................................                 ----                 ----
             Common stock:
                Authorized 200,000,000 shares, $1 par value per share
                Outstanding 87,914,595 shares ............................                 87.9                 87.9
             Retained earnings............................................              1,205.8              1,113.8
             Accumulated other comprehensive income (loss):
                Unrealized (loss) on investment securities................                 (3.9)                (0.7)
                Cumulative translation adjustments........................               (144.5)              (101.9)
                                                                                        --------             --------
                      Total shareholders' equity .........................              1,145.3              1,099.1
                                                                                        -------              -------
                      Total liabilities and shareholders' equity..........         $    4,776.4       $      4,529.8
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

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                             --------------------------
                                                                                2000            1999
                                                                             ---------       ----------
       OPERATING ACTIVITIES
       Net income....................................................       $  121.5        $   105.8
       Adjustments to Net income:
         Depreciation................................................           76.2             75.6
         Amortization................................................           23.5             16.9
       Payments made for restructuring...............................          (14.8)           (31.6)
       Change in receivables, inventories, accounts payable, and
             accrued expenses........................................          (58.1)           (81.0)
       Change in accrued and deferred taxes..........................            5.7             14.8
       Other, net....................................................          (11.7)           (13.2)
                                                                             --------        ---------
           Net cash - operating activities...........................          142.3             87.3
                                                                             -------         --------
       INVESTING ACTIVITIES
       Additions to plant, property, and equipment...................          (58.0)           (95.8)
       Proceeds from the sale of assets..............................           40.7             36.4
       Acquisitions..................................................         (111.8)           (78.7)
       Other, net....................................................           (1.2)             6.5
                                                                             --------        --------
           Net cash - investing activities...........................         (130.3)          (131.6)
                                                                             --------        ---------
       FINANCING ACTIVITIES
       Short-term debt, net..........................................          121.1            (12.5)
       Long-term debt repaid.........................................          (11.6)           (39.4)
       Long-term debt issued.........................................            0.1              1.4
       Repurchase of common stock....................................          (10.8)          (383.4)
       Dividends paid................................................          (26.4)           (29.2)
       Other, net....................................................            6.7             21.2
                                                                             -------         --------
           Net cash - financing activities...........................           79.1           (441.9)
                                                                             -------         ---------
       EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS............          (14.4)           (11.8)
       NET CASH - DISCONTINUED OPERATIONS............................           23.8           (254.5)
                                                                             -------         ---------

       Net change in cash and cash equivalents.......................          100.5           (752.5)
       Cash and cash equivalents -- beginning of period..............          181.7            880.9
                                                                             -------         --------
       Cash and cash equivalents -- end of period....................       $  282.2        $   128.4
                                                                             =======         ========
       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
         Interest....................................................       $   42.7        $    34.4
                                                                                ====             ====
         Income taxes................................................       $   59.3        $    25.9
                                                                                ====             ====

----------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1)     RESTRUCTURING

       At December 31, 1999, the reserve balance for all restructuring activities was $44.7 million. Cash payments of $14.8 million were recorded in the first six months of 2000 decreasing the reserve balance at June 30, 2000 for restructuring to $29.9 million. As reported in the 1999 Annual Report, restructuring activities include reductions in workforce by an aggregate of 2,726 persons. Total headcount reductions at December 31,1999 were 1,680 persons. At June 30, 2000 cumulative headcount reductions were 2,110 persons. The restructuring activities are progressing according to the plans discussed in the 1999 Annual Report.

2)     RECEIVABLES

       Net receivables consist of the following:

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2000              1999
                                                                       -----------      -------------
                Trade.........................................          $  840.1          $  738.5
                Accrued for completed work....................              22.5              32.3
                Other.........................................              92.0              86.0
                Less reserves.................................             (25.0)            (22.1)
                                                                         -------           -------
                                                                        $  929.6          $  834.7
                                                                         =======           =======

3)     INVENTORIES

       Net inventories consist of the following:

                                                                        JUNE 30,         DECEMBER 31,
                                                                          2000               1999
                                                                     -------------       -------------
                Finished goods................................       $   209.0          $    203.7
                Work in process...............................           230.9               287.3
                Raw materials.................................           248.0               228.4
                Less -- reserves..............................           (66.3)              (60.7)
                     -- progress payments.....................           (83.0)             (112.9)
                                                                      --------           ---------
                                                                     $   538.6          $    545.8
                                                                      =========          ==========

4)     PLANT, PROPERTY, AND EQUIPMENT

       Net plant, property, and equipment consist of the following:

                                                                      JUNE 30,          DECEMBER 31,
                                                                        2000                1999
                                                                    -----------        --------------
                Land and improvements.........................     $     62.2           $     66.1
                Buildings and improvements....................          348.4                343.4
                Machinery and equipment.......................        1,150.2              1,186.0
                Construction work in progress.................           78.0                 86.3
                Other.........................................          385.2                368.9
                                                                     --------             --------
                                                                      2,024.0              2,050.7
                Less -- accumulated depreciation and
                    Amortization..............................       (1,212.5)            (1,203.7)
                                                                     --------             --------
                                                                   $    811.5           $    847.0
                                                                     ========             ========

                      ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

5)  COMPREHENSIVE INCOME

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                            ---------------------------------    -------------------------------
                                                                 2000               1999              2000              1999
                                                            --------------    ---------------    -------------     -------------
  Net income..............................................  $       70.2       $      63.3        $    121.5        $     105.8
  Other comprehensive income (loss):
    Foreign currency translation adjustments..............         (36.2)             11.3             (48.0)              (7.5)
    Unrealized gain (loss) on investment securities.......           0.3               0.9              (3.2)               1.2
                                                              ----------         ---------          --------          ---------
      Other comprehensive income (loss), before tax.......         (35.9)             12.2             (51.2)              (6.3)
    Income tax related to other comprehensive income......           9.2              (7.3)              5.4              (10.5)
                                                              ----------         ---------          --------          ---------
      Other comprehensive income (loss), after tax........         (26.7)              4.9             (45.8)             (16.8)
                                                              ----------         ---------          --------          ---------
  Comprehensive income....................................  $       43.5       $      68.2        $     75.7        $      89.0
                                                              ==========         =========          ========          =========

6)  CALCULATION OF EARNINGS PER SHARE

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                      -------------------------------------     ----------------------------------
                                                               2000               1999                 2000              1999
                                                      ------------------    ---------------     ---------------   ----------------
   BASIC BASIS --
       Income from continuing operations.........    $          70.2        $     63.3          $      121.5      $        105.8
                                                              ------            ------                 -----               -----


       Average common shares outstanding.........               87.9              87.9                  87.9                90.2
                                                              ------            ------                 -----               -----

       Earnings Per Share........................    $           .80        $      .72          $       1.38      $         1.17
                                                              ======            ======                 =====               =====


   DILUTED BASIS --

       Income from continuing operations.........    $          70.2        $     63.3          $      121.5      $        105.8
                                                              ------            ------                 -----               -----


       Average common shares outstanding.........               87.9              87.9                  87.9                90.2
       Add: Stock options........................                2.1               2.9                   2.0                 3.2
                                                              ------            ------                 -----               -----
       Average common shares outstanding- diluted
       basis.....................................               90.0              90.8                  89.9                93.4
                                                              ------            ------                 -----               -----

       Earnings Per Share........................    $           .78        $      .70          $       1.35      $         1.13
                                                              ======            ======                 =====               =====

7)     INTEREST RATE SWAP AGREEMENTS

       On May 2, 2000, the Company entered into several fixed-to-floating interest rate swap agreements for a notional amount of $421.5 million. The agreements change the interest expense on substantially all of the Company's long-term debt from fixed to variable rates based on the three-month LIBOR. The terms of the agreements match the terms of the fixed debt.

8)     ACQUISITIONS

       On June 26, 2000, the Company acquired C&K Components, Inc. ("C&K") a privately held company, for approximately $108 million, net of cash acquired. C&K is a worldwide leader in the design and manufacture of switches for the telecommunications, computer and electronic equipment markets. C&K has annual sales of approximately $113 million. The acquisition has been accounted for using the purchase method. The purchase price allocation has been prepared on a preliminary basis and changes are expected as evaluations of the assets and liabilities are completed and as additional information becomes available. The excess of the purchase price over the fair value of the assets acquired and the liabilities assumed has or will be recorded as goodwill and will be amortized over 30 years.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

       Sales and revenues for the second quarter of 2000 were $1,223.5 million, an increase of $31.8 million or 2.7% ($67.8 million or 5.7% in constant currencies) over same period sales for 1999. The increase is attributable to several acquisitions made in 1999 as well as organic growth partially offset by the absence of a defense settlement received in 1999 as well as the scheduled wind down of Defense contracts. Net income for the second quarter of 2000 was $70.2 million, or $0.78 per diluted share, an increase of $6.9 million, or $0.08 per diluted share, from the comparable period last year. The increase in net income was attributable to higher sales and higher operating margins partially offset by increased interest expense.

       Operating income for the second quarter of 2000 was $129.2 million compared to $111.2 million, an increase of $18.0 million or 16.2% over the second quarter of 1999. This increase is due to higher volume as well as a significant improvement in productivity. Segment operating margin for the second quarter of 2000 of 11.7% was 0.9 percentage points higher than the margins for the same period in 1999. The improvements resulted from the introduction of new, more profitable products, higher volume, and higher productivity.

       Net interest expense for the second quarter of 2000 increased $6.9 million on higher average debt levels, due to several acquisitions made in the second half of 1999 and the first half of 2000, and higher average interest rates.

       The effective income tax rate for the second quarters of both 2000 and 1999 was 37%. Income tax expense increased $3.9 million to $41.2 million due to higher pre-tax earnings.

       Business Segments - Unaudited sales and revenues and operating income of the Company's business segments for the three months ended June 30, 2000 and 1999 were as follows (in millions):

                              Pumps &         Defense                                   Dispositions,
Three months ended         Complementary    Products &     Specialty     Connectors        Other &                        Grand
June 30, 2000                Products        Services      Products      & Switches     Eliminations      Corporate       Total
----------------------------------------------------------------------------------------------------------------------------------
Sales & Revenues        $        447.0    $      347.1   $  256.3     $    174.3      $      (1.2)     $    -----     $  1,223.5

Operating income        $         50.4    $       28.7   $   39.3     $     24.4      $      (0.2)     $    (13.4)    $    129.2


                              Pumps &         Defense                                   Dispositions,
Three months ended         Complementary    Products &     Specialty     Connectors        Other &                        Grand
June 30, 1999                Products        Services      Products      & Switches     Eliminations      Corporate       Total
----------------------------------------------------------------------------------------------------------------------------------
Sales & Revenues        $    441.3        $      376.7   $   246.8    $     123.8     $        3.1     $    ------    $  1,191.7

Operating income        $     43.0        $       27.5   $    41.1    $      16.7     $        0.2     $     (17.3)   $    111.2

       Pumps & Complementary Products' sales and revenues increased $5.7 million in the second quarter of 2000 on higher volume within the construction and water and wastewater businesses, partially offset by the impact of foreign exchange rates. Operating income for the second quarter of 2000 was up $7.4 million on higher sales volume, higher productivity and the benefits of restructuring and cost reduction initiatives.

       Defense Products & Services' sales and revenues for the second quarter of 2000 decreased $29.6 million from last year. 1999 sales and revenues included a $25.6 million claim settlement related to an old project. The acquisition of Stanford Telecommunications Inc's space and defense communication businesses ("Stel"), (which added approximately $35 million) was offset by the wind down of certain large contracts. Operating income for the second quarter of 2000 was up $1.2 million due mainly to margin improvements from product/program mix. 1999 operating income was positively impacted by the $25.6 million claim settlement referred to above and the receipt of a $5.3 million settlement. In the second quarter of 1999, the Company recorded $28.3 million in charges for loss contracts, warranty provisions and other matters.

       Specialty Products' sales for the second quarter of 2000 increased $9.5 million compared to the same period of 1999. The increase was due to 1999 acquisitions of Flojet Corporation ("Flojet") and Hydro-Air Industries ("Hydro-Air"), (which combined to add approximately $17 million), the strong marine market and continued strong automotive build rates, partially offset by the impact of foreign exchange rates. Operating income was $1.8 million lower than the prior year mainly due to unfavorable product mix.

       Connectors & Switches' sales and revenues increased $50.5 million in the second quarter of 2000 compared with last year due to robust growth in telecom, industrial and transportation markets, partially offset by the negative impact of foreign exchange rates. The acquisition of STX Pte. Ltd. ("STX"), (which added approximately $21 million) also had a favorable impact. Operating income for the second quarter of 2000 was up $7.7 million over the prior year due to higher volume, greater contribution from new products with higher margins and a better cost structure.

       Corporate expenses were below the prior year due to expenses recorded in 1999 for tax organization costs and terminated projects. Sales and revenues of disposition companies decreased due to the 1999 dispositions of Carbon Industries and assets of Community Development Corporation.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

       Sales and revenues for the first six months of 2000 were $2,429.5 million, an increase of $146.1 million or 6.4% ($211.7 million or 9.3% in constant currencies) over same period sales for 1999. The increase is attributable to several acquisitions made in 1999 as well as organic growth partially offset by the absence of a defense settlement received in 1999 as well as the scheduled wind down of Defense contracts. Net income for the first six months of 2000 was $121.5 million, or $1.35 per diluted share, an increase of $15.7 million, or $0.22 per diluted share, from the comparable period last year. The increase in net income was attributable to higher sales and higher operating margins partially offset by increased interest expense.

       Operating income for the first six months of 2000 was $229.2 million compared to $187.1 million, an increase of $42.1 million or 22.5% over the same period of 1999. This increase is due to higher volume as well as a significant improvement in productivity. Segment operating margin for the first six months of 2000 of 10.7% was 1.1 percentage points higher than the margins for the same period in 1999. The improvements resulted from the introduction of new, more profitable products, higher volume, and higher productivity.

       Net interest expense for the first six months of 2000 increased $17.1 million on higher average debt levels, due to the 1999 share repurchase program that was completed in the first quarter of 1999 and several acquisitions made in the second half of 1999 and the first half of 2000, and higher average interest rates.

       The effective income tax rate for the first six months of both 2000 and 1999 was 37%. Income tax expense increased $9.1 million to $71.3 million due to higher pre-tax earnings.

       Business Segments - Unaudited sales and revenues and operating income of the Company's business segments for the six months ended June 30, 2000 and 1999 were as follows (in millions):

                           Pumps &           Defense                                   Dispositions,
Six months ended        Complementary      Products &     Specialty     Connectors        Other &                        Grand
June 30, 2000             Products          Services      Products      & Switches     Eliminations      Corporate       Total
----------------------------------------------------------------------------------------------------------------------------------
Sales & Revenues     $           878.7    $      689.6   $   521.3    $      342.0    $     (2.1)      $    -----     $   2,429.5

Operating income     $            92.5    $       50.1   $    75.3    $       41.5    $     (1.9)      $    (28.3)    $     229.2

Total Assets         $         1,681.2    $      787.3   $   722.2    $      737.9    $     21.7       $    826.1     $   4,776.4



                           Pumps &           Defense                                   Dispositions
Six months ended        Complementary      Products &     Specialty     Connectors        Other &                        Grand
June 30, 1999             Products          Services      Products      & Switches     Eliminations      Corporate       Total
----------------------------------------------------------------------------------------------------------------------------------
Sales & Revenues     $           842.8    $     703.3    $    486.8   $       245.0   $        5.5     $     -----    $  2,283.4

Operating income     $            72.4    $      46.1    $     72.3   $        27.2   $        0.4     $     (31.3)   $    187.1

Total Assets         $         1,750.1    $     594.9    $    610.7   $       303.5   $      138.2     $     765.5    $  4,162.9

       Pumps & Complementary Products' sales and revenues increased $35.9 million in the first six months of 2000 on higher volume within the construction and water and wastewater businesses, partially offset by the impact of foreign exchange rates and softness in industrial pumps. Operating income for the first six months of 2000 was up $20.1 million on higher sales volume and the benefits of restructuring and cost reduction initiatives.

       Defense Products & Services' sales and revenues for the first six months of 2000 decreased $13.7 million compared to the same period of last year. 1999 sales and revenues included a $25.6 million claim settlement related to an old project. The acquisition of Stanford Telecom (which added approximately $68 million) was partially offset by the wind down of certain large contracts. Operating income for the 2000 period was up $4.0 million. Margin improvements from product/program mix and gains on sale of assets drove the increase. 1999 operating income was positively impacted by the $25.6 million claim settlement referred to above and the receipt of a $5.3 million settlement. In the 1999 period, the Company recorded $28.3 million in charges for loss contracts, warranty provisions and other matters.

       Specialty Products' sales for the first six months of 2000 increased $34.5 million compared to the same period of 1999. The increase was due to 1999 acquisitions of Flojet and Hydro-Air (which combined to add approximately $32 million), the strong marine market and continued strong automotive build rates, partially offset by the impact of foreign exchange rates. Operating income was $3.0 million higher than the prior year mainly due to higher first quarter volume and margin improvements.

       Connectors & Switches' sales and revenues increased $97.0 million in the first six months of 2000 compared with last year due to robust growth in telecom industrial and transportation markets, partially offset by the negative impact of foreign exchange rates. The acquisition of STX (which added approximately $41 million) also had a favorable impact. Operating income for the first six months of 2000 was up $14.3 million over the prior year due to higher volume, greater contribution from new products with higher margins and a better cost structure.

       Corporate expenses were below the prior year due to expenses recorded in 1999 for tax organization costs and terminated projects. Sales and revenues of disposition companies decreased due to the 1999 dispositions of Carbon Industries and assets of Community Development Corporation. Operating income for disposition companies was down in 2000 due to first quarter expenses recorded to increase an existing reserve.

LIQUIDITY AND CAPITAL RESOURCES

       Cash from operating activities of $142.3 million, proceeds from divestitures and asset sales of $40.7 million and net cash from discontinued operations of $23.8 million were used primarily for acquisitions of $111.8 million, capital expenditures of $58.0 million, dividend payments of $26.4 million and the negative impact of exchange rates on cash of $14.4 million. The exchange rate effects on cash and cash equivalents include $10.4 million of after-tax losses on foreign currency hedges.

       CASH FLOWS: Cash from operating activities in the first half of 2000 was $142.3 million, an increase of $55.0 million from the same period of 1999. The increase is largely attributable to higher cash earnings, better working capital management and lower restructuring payments.

       STATUS OF RESTRUCTURING ACTIVITIES: During 1998, the Company recorded restructuring charges to close facilities, discontinue product lines and reduce headcount. As of June 30, 2000, the company had closed 19 of the planned 25 facilities, discontinued 18 of the planned 19 product lines and reduced the workforce by 1,922, or approximately 80% of the planned aggregate reduction of approximately 2,400 persons.

       During 1999, the company recorded restructuring charges to close four facilities and reduce headcount by 326 persons. As of June 30, 2000, three of the four facilities were closed and the workforce was reduced by 188 persons.

       ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first half of 2000 were $58.0 million, a decrease of $37.8 million from the first half of 1999. The decrease is due to several large purchases made in the first half of 1999, the delay in the timing of 2000 purchases as well as a planned reduction of expenditures for the current year.

       DIVESTITURES: During the first six months of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Products and Services segment, for $28.3 million. The remaining $12.4 million of cash proceeds from the sale of assets represents plant, property and equipment sales across all of our businesses.

       DEBT AND CREDIT FACILITIES: External debt at June 30, 2000 was $1,205.5 million, compared with $1,088.1 million at December 31,1999. Cash and cash equivalents were $282.2 million at June 30, 2000, compared to $181.7 million at year-end 1999. The maximum amount of borrowing available under the Company's revolving credit agreement at June 30, 2000 was $1.5 billion.

On May 2, 2000, the Company entered into several fixed-to-floating interest rate swap agreements for a notional amount of $421.5 million. The agreements change the interest expense on substantially all of the Company's long-term debt from fixed to variable rates based on the three-month LIBOR. The terms of the agreements match the terms of the fixed debt.

A 67 basis point change in interest rates (which is equivalent to 10% of the Company's weighted average variable interest rate at June 30, 2000) on the Company's cash, marketable securities and floating rate debt obligations and related interest rate derivatives, would have a $6.2 million effect on the Company's annual pretax earnings. A 10% change of long-term interest rates would not have a significant effect on the fair value of the Company's fixed rate debt and related interest rate derivatives.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At ITT Industries' annual meeting of shareholders held on May 9, 2000, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

                                                                       Votes Cast
                                                          ---------------------------------------

                                                              For                    Withheld
                                                             ----------              --------
Rand V. Araskog.........................................     77,383,708                 2,717,571
Curtis J. Crawford......................................     77,757,811                 2,343,468
Michel David-Weill......................................     77,380,827                 2,720,452
Travis Engen............................................     77,701,492                 2,399,787
Christina A. Gold.......................................     77,744,118                 2,357,161
Edward C. Meyer.........................................     77,711,952                 2,389,327
Linda S. Sanford........................................     77,755,787                 2,345,492
Sidney Taurel...........................................     77,760,712                 2,340,567

In addition to the election of directors, the reappointment of Arthur Andersen LLP as independent auditors for 2000 was ratified by a vote of 78,823,852 shares in favor, 778,420 shares against 499,006 shares abstained. In all cases, there were no broker nonvotes. There were no other matters presented for a vote at the meeting.

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

                           ITT Industries, Inc.

                           (Registrant)

                                  By               Edward W. Williams
                                      ------------------------------------------
                                                   Edward W. Williams
                                        Vice President and Corporate Controller
                                             (Principal accounting officer)

August 7, 2000
       --
(Date)

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