Form 10-Q
period 2000-09-30
ITT INDUSTRIES INC
filed 2000-11-13
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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

     As of October 31, 2000, there were outstanding 87,914,595 shares of common stock ($1 par value per share) of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:                                         PAGE
Item 1.  Financial Statements:
         Consolidated Condensed Income Statements -- Three and Nine
           Months Ended September 30, 2000 and 1999..................      2
         Consolidated Condensed Balance Sheets -- September 30, 2000
           and December 31, 1999.....................................      3
         Consolidated Condensed Statements of Cash Flows -- Nine
           Months Ended September 30, 2000 and 1999..................      4
         Notes to Consolidated Condensed Financial Statements........      5
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations:
           Three and Nine Months Ended September 30, 2000 and 1999...      8

PART II. OTHER INFORMATION:
Item 6.  Exhibits and Reports on Form 8-K............................     12
         Signature...................................................     12
         Exhibit Index...............................................     13

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Sales and revenues....................................  $1,172.7   $1,106.4   $3,602.2   $3,389.8
                                                        --------   --------   --------   --------
Costs of sales and revenues...........................     776.8      780.5    2,394.4    2,393.7
Selling, general, and administrative expenses.........     180.6      164.0      562.0      510.9
Research, development, and engineering expenses.......      92.7       63.7      294.0      199.9
                                                        --------   --------   --------   --------
Total costs and expenses..............................   1,050.1    1,008.2    3,250.4    3,104.5
                                                        --------   --------   --------   --------
Operating income......................................     122.6       98.2      351.8      285.3
Interest expense, net.................................     (19.7)     (11.9)     (56.8)     (31.9)
Miscellaneous income (expense), net...................       0.1         --        0.8        0.9
                                                        --------   --------   --------   --------
Income before income taxes............................     103.0       86.3      295.8      254.3
Income tax expense....................................     (38.1)     (31.9)    (109.4)     (94.1)
                                                        --------   --------   --------   --------
Net income............................................  $   64.9   $   54.4   $  186.4   $  160.2
                                                        ========   ========   ========   ========
EARNINGS PER SHARE:
Net income
     Basic............................................  $   0.74   $   0.62   $   2.12   $   1.79
     Diluted..........................................  $   0.72   $   0.60   $   2.07   $   1.73
Cash dividends declared per common share..............  $   0.15   $   0.15   $   0.45   $   0.45
Average Common Shares -- Basic........................      87.9       87.9       87.9       89.5
Average Common Shares -- Diluted......................      90.0       90.6       90.0       92.5

  The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents..............................    $  247.1        $  181.7
     Receivables, net.......................................       866.5           834.7
     Inventories, net.......................................       551.7           545.8
     Other current assets...................................        75.4            66.1
                                                                --------        --------
          Total current assets..............................     1,740.7         1,628.3
Plant, property, and equipment, net.........................       794.6           847.0
Deferred U.S. income taxes..................................       374.2           373.6
Goodwill, net...............................................     1,279.9         1,206.0
Other assets................................................       451.2           474.9
                                                                --------        --------
          Total assets......................................    $4,640.6        $4,529.8
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.......................................    $  371.8        $  383.1
     Accrued expenses.......................................       770.3           753.1
     Accrued taxes..........................................       384.4           364.9
     Notes payable and current maturities of long-term
      debt..................................................       735.9           609.3
                                                                --------        --------
          Total current liabilities.........................     2,262.4         2,110.4
Pension and postretirement benefits.........................       361.5           382.1
Long-term debt..............................................       406.8           478.8
Other liabilities...........................................       455.9           459.4
                                                                --------        --------
          Total liabilities.................................     3,486.6         3,430.7
Shareholders' Equity:
     Cumulative Preferred Stock: Authorized 50,000,000
      shares, No par value, none issued.....................          --              --
     Common stock:
          Authorized 200,000,000 shares, $1 par value per
            share Outstanding 87,914,595 shares.............        87.9            87.9
     Retained earnings......................................     1,255.0         1,113.8
     Accumulated other comprehensive income (loss):
          Unrealized (loss) on investment securities........        (0.9)           (0.7)
          Cumulative translation adjustments................      (188.0)         (101.9)
                                                                --------        --------
               Total shareholders' equity...................     1,154.0         1,099.1
                                                                --------        --------
               Total liabilities and shareholders' equity...    $4,640.6        $4,529.8
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
OPERATING ACTIVITIES
Net income..................................................  $ 186.4   $ 160.2
Adjustments to Net income:
     Depreciation...........................................    113.8     111.1
     Amortization...........................................     37.0      25.1
Payments made for restructuring.............................    (18.5)    (41.7)
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................    (59.9)    (94.3)
Change in accrued and deferred taxes........................      3.7      34.4
Other, net..................................................    (23.4)     (2.6)
                                                              -------   -------
     Net cash -- operating activities.......................    239.1     192.2
                                                              -------   -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (95.5)   (138.6)
Proceeds from the sale of assets............................     43.7      71.3
Acquisitions................................................   (122.8)   (232.6)
Other, net..................................................     (2.4)      5.8
                                                              -------   -------
     Net cash -- investing activities.......................   (177.0)   (294.1)
                                                              -------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................     72.0     210.3
Long-term debt repaid.......................................    (21.2)    (70.6)
Long-term debt issued.......................................      0.1       1.4
Repurchase of common stock..................................    (28.8)   (394.3)
Dividends paid..............................................    (39.6)    (42.4)
Other, net..................................................     18.8      26.7
                                                              -------   -------
     Net cash -- financing activities.......................      1.3    (268.9)
                                                              -------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........    (14.3)    (14.4)
NET CASH -- DISCONTINUED OPERATIONS.........................     16.3    (276.8)
                                                              -------   -------
Net change in cash and cash equivalents.....................     65.4    (662.0)
Cash and cash equivalents -- beginning of period............    181.7     880.9
                                                              -------   -------
Cash and cash equivalents -- end of period..................  $ 247.1   $ 218.9
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest...............................................  $  62.2   $  55.6
                                                              =======   =======
     Income taxes...........................................  $  85.8   $  20.2
                                                              =======   =======

  The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1)  RESTRUCTURING

     At December 31, 1999, the reserve balance for all remaining restructuring activities was $44.7. Cash payments of $18.5 were recorded in the first nine months of 2000 decreasing the reserve balance at September 30, 2000 to $26.2. As reported in the 1999 Annual Report, restructuring activities include reductions in workforce by an aggregate of 2,726 persons. Total headcount reductions at December 31,1999 were 1,680 persons. At September 30, 2000 cumulative headcount reductions were 2,241 persons. The restructuring activities are progressing according to the plans discussed in the 1999 Annual Report.

2)  RECEIVABLES

     Net receivables consist of the following:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2000            1999
                                                     -------------   ------------
Trade..............................................  $      794.5    $     738.5
Accrued for completed work.........................           0.4           32.3
Other..............................................          95.3           86.0
Less reserves......................................         (23.7)         (22.1)
                                                     ------------    -----------
                                                     $      866.5    $     834.7
                                                     ============    ===========

3)  INVENTORIES

     Net inventories consist of the following:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2000            1999
                                                     -------------   ------------
Finished goods.....................................  $      179.9    $     186.5
Work in process....................................         209.6          263.1
Raw materials......................................         215.4          209.1
Less -- progress payments..........................         (53.2)        (112.9)
                                                     ------------    -----------
                                                     $      551.7    $     545.8
                                                     ============    ===========

4)  PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2000            1999
                                                     -------------   ------------
Land and improvements..............................  $       62.8    $      66.1
Buildings and improvements.........................         348.7          343.4
Machinery and equipment............................       1,152.8        1,186.0
Construction work in progress......................          72.9           86.3
Other..............................................         391.6          368.9
                                                     ------------    -----------
                                                          2,028.8        2,050.7
Less -- accumulated depreciation and
  amortization.....................................      (1,234.2)      (1,203.7)
                                                     ------------    -----------
                                                     $      794.6    $     847.0
                                                     ============    ===========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

5)  COMPREHENSIVE INCOME

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------   ---------------
                                                               2000    1999     2000     1999
                                                              ------   -----   ------   ------
Net income..................................................  $ 64.9   $54.4   $186.4   $160.2
Other comprehensive income (loss):
     Foreign currency translation adjustments...............   (36.3)   (6.6)   (84.2)   (14.1)
     Reclassifications included in net income...............    (5.6)   --       (5.6)    --
     Unrealized gain (loss) on investment securities........     2.9    (2.1)    (0.2)    (0.9)
                                                              ------   -----   ------   ------
          Other comprehensive income (loss), before tax.....   (39.0)   (8.7)   (90.0)   (15.0)
     Income tax related to other comprehensive income.......    (1.7)    4.7      3.7     (5.8)
                                                              ------   -----   ------   ------
          Other comprehensive income (loss), after tax......   (40.7)   (4.0)   (86.3)   (20.8)
                                                              ------   -----   ------   ------
Comprehensive income........................................  $ 24.2   $50.4   $100.1   $139.4
                                                              ======   =====   ======   ======

6)  CALCULATION OF EARNINGS PER SHARE

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2000    1999     2000     1999
                                                              -----   -----   ------   ------
BASIC BASIS --
     Income from continuing operations......................  $64.9   $54.4   $186.4   $160.2
     Average common shares outstanding......................   87.9    87.9     87.9     89.5
                                                              -----   -----   ------   ------
     Earnings Per Share.....................................  $0.74   $0.62   $ 2.12   $ 1.79
                                                              =====   =====   ======   ======
DILUTED BASIS --
     Income from continuing operations......................  $64.9   $54.4   $186.4   $160.2
     Average common shares outstanding......................   87.9    87.9     87.9     89.5
     Add: Stock options.....................................    2.1     2.7      2.1      3.0
                                                              -----   -----   ------   ------
     Average common shares outstanding -- diluted basis.....   90.0    90.6     90.0     92.5
                                                              -----   -----   ------   ------
     Earnings Per Share.....................................  $0.72   $0.60   $ 2.07   $ 1.73
                                                              =====   =====   ======   ======

7)  DEBT

     On May 2, 2000, the Company entered into several fixed-to-floating interest rate swap agreements for a notional amount of $421.5 million. The agreements change the interest expense on substantially all of the Company's long-term debt from fixed to variable rates based on the three-month LIBOR. The terms of the agreements match the terms of the fixed debt.

     In November 2000, the company entered into a revolving credit agreement which expires in November 2005 with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (LIBOR), plus a spread which reflects the Company's debt rating. The provisions of these agreements require the Company to maintain a certain financial ratio. The commitment fee on the revolving credit agreement is .125% of the total commitment, based on the Company's current debt ratings. This agreement replaced the revolving credit agreement that expired in November 2000.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

8)  ACQUISITIONS

     On June 26, 2000, the Company purchased C&K Components, Inc. ("C&K") a privately held company, for approximately $107 million, net of cash acquired. C&K is a worldwide leader in the design and manufacture of switches for the telecommunications, computer and electronic equipment markets. C&K has annual sales of approximately $113 million. The acquisition has been accounted for using the purchase method. The purchase price allocation has been prepared on a preliminary basis and changes are expected as evaluations of the assets and liabilities are completed and as additional information becomes available. The excess of the purchase price over the fair value of the assets acquired and the liabilities assumed has or will be recorded as goodwill and will be amortized over 30 years.

     On November 3, 2000, the Company purchased Lucas Man Machine Interface ("MMI") a division of TRW, for approximately $60 million, net of cash acquired. MMI is a manufacturer of multi-layer switch components and assemblies for the wireless mobile handset market. MMI has annual sales of approximately $53 million. The acquisition has been accounted for using the purchase method. The purchase price allocation has been prepared on a preliminary basis and changes are expected as evaluations of the assets and liabilities are completed and as additional information becomes available. The excess of the purchase price over the fair value of the assets acquired and the liabilities assumed has or will be recorded as goodwill and will be amortized over 30 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

     Sales and revenues for the third quarter of 2000 were $1,172.7 million, an increase of $66.3 million or 6.0% ($107.5 million or 9.7% in constant currencies) over same period sales for 1999. The increase is attributable to several acquisitions made in 2000 and 1999, as well as organic growth, partially offset by the scheduled wind down of certain Defense contracts. Net income for the third quarter of 2000 was $64.9 million, or $0.72 per diluted share, an increase of $10.5 million, or $0.12 per diluted share, from the comparable period last year. The increase in net income was attributable to higher sales and higher operating margins partially offset by increased interest expense.

     Operating income for the third quarter of 2000 was $122.6 million compared to $98.2 million, an increase of $24.4 million or 24.8% over the third quarter of 1999. This increase is due to higher volume as well as a significant improvement in productivity. Segment operating margin for the third quarter of 2000 of 11.5% was 1.5 percentage points higher than the margins for the same period in 1999. The improvements resulted from the introduction of new, more profitable products, higher volume, and higher productivity.

     Interest expense (net of interest income of $4.4 million) for the third quarter of 2000 increased $7.8 million on higher average debt levels, due to several acquisitions made in the second half of 1999 and the first nine months of 2000, and higher average interest rates.

     The effective income tax rate for the third quarters of both 2000 and 1999 was 37%. Income tax expense increased $6.2 million to $38.1 million due to higher pre-tax earnings.

     Business Segments -- Sales and revenues and operating income of the Company's business segments for the three months ended September 30, 2000 and 1999 were as follows (in millions):

                                       PUMPS &       DEFENSE                              DISPOSITIONS,
        THREE MONTHS ENDED          COMPLEMENTARY   PRODUCTS &   SPECIALTY   CONNECTORS      OTHER &
        SEPTEMBER 30, 2000            PRODUCTS       SERVICES    PRODUCTS    & SWITCHES   ELIMINATIONS    CORPORATE    TOTAL
        ------------------          -------------   ----------   ---------   ----------   -------------   ---------   --------
Sales & Revenues..................     $425.3         $310.6      $223.1       $214.4         $(0.7)       $   --     $1,172.7
Operating income..................       50.8           28.4        28.0         28.1           0.4         (13.1)       122.6

                                       PUMPS &       DEFENSE                              DISPOSITIONS,
        THREE MONTHS ENDED          COMPLEMENTARY   PRODUCTS &   SPECIALTY   CONNECTORS      OTHER &
        SEPTEMBER 30, 1999            PRODUCTS       SERVICES    PRODUCTS    & SWITCHES   ELIMINATIONS    CORPORATE    TOTAL
        ------------------          -------------   ----------   ---------   ----------   -------------   ---------   --------
Sales & Revenues..................     $441.2         $319.9      $216.2       $127.4         $1.7         $   --     $1,106.4
Operating income..................       44.0           24.2        26.5         15.9         (0.1)         (12.3)        98.2

     Pumps & Complementary Products' sales and revenues decreased $15.9 million in the third quarter of 2000 due to the impact of foreign exchange rates more than offsetting higher volume in the water and wastewater businesses. Operating income for the third quarter of 2000 was up $6.8 million on higher prices, higher productivity, liquidation of foreign businesses, and the benefits of restructuring and cost reduction initiatives.

     Defense Products & Services' sales and revenues for the third quarter of 2000 decreased $9.3 million from last year. The 1999 acquisition of Stanford Telecommunications, Inc. space and defense communication businesses ("Stel"), (which added approximately $29 million) was offset by the scheduled wind down of certain large contracts and lower international shipments in 2000. Operating income for the third quarter of 2000 was up $4.2 million mainly due to margin improvements from product/program mix.

     Specialty Products' sales for the third quarter of 2000 increased $6.9 million compared to the same period of 1999. The 1999 acquisition of Flojet Corporation ("Flojet"), which added approximately $11 million, was partially offset by the impact of foreign exchange rates. Operating income was up $1.5 million over the prior year mainly due to higher sales volume and increased productivity.

     Connectors & Switches' sales and revenues increased $87.0 million in the third quarter of 2000 compared with last year due to robust growth in telecommunications, industrial, and transportation markets partially offset by the negative impact of foreign exchange rates. The 1999 acquisition of STX Pte. Ltd. ("STX"), and the 2000 acquisition of C&K Components, Inc. ("C&K") (which combined to add approximately $55 million) also had a favorable impact. Operating income for the third quarter of 2000 was up $12.2 million over the prior year due to higher volume, greater contribution from new products with higher margins, and a better cost structure.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

     Sales and revenues for the first nine months of 2000 were $3,602.2 million, an increase of $212.4 million or 6.3% ($319.3 million or 9.4% in constant currencies) over the same period sales for 1999. The increase is attributable to several acquisitions made in 2000 and 1999, as well as organic growth, partially offset by the absence of a defense settlement received in 1999 and the scheduled wind down of certain Defense contracts. Net income for the first nine months of 2000 was $186.4 million, or $2.07 per diluted share, an increase of $26.2 million, or $0.34 per diluted share, over the comparable period last year. The increase in net income was attributable to higher sales and higher operating margins partially offset by increased interest expense.

     Operating income for the first nine months of 2000 was $351.8 million, an increase of $66.5 million or 23.3% over the same period sales for 1999. This increase is due to higher volume as well as a significant improvement in productivity. Segment operating margin of 11.0% for the first nine months of 2000 was 1.3 percentage points higher than the margins for the same period in 1999. The improvements resulted from the introduction of new, more profitable products, higher volume, and higher productivity.

     Interest expense (net of interest income of $14.2 million) for the first nine months of 2000 increased $24.9 million on higher average debt levels, due to the 1999 share repurchase program that was completed in the first quarter of 1999 and several acquisitions made in the second half of 1999 and the first nine months of 2000, and higher average interest rates.

     The effective income tax rate for the first nine months of both 2000 and 1999 was 37%. Income tax expense increased $15.3 million to $109.4 million due to higher pre-tax earnings.

     Business Segments -- Sales and revenues, operating income and total assets of the Company's business segments for the nine months ended and as of September 30, 2000 and 1999 were as follows (in millions):

                                       PUMPS &       DEFENSE                              DISPOSITIONS,
        NINE MONTHS ENDED           COMPLEMENTARY   PRODUCTS &   SPECIALTY   CONNECTORS      OTHER &
        SEPTEMBER 30, 2000            PRODUCTS       SERVICES    PRODUCTS    & SWITCHES   ELIMINATIONS    CORPORATE    TOTAL
        ------------------          -------------   ----------   ---------   ----------   -------------   ---------   --------
Sales & Revenues..................    $1,304.0       $1,000.2     $744.4       $556.4         $(2.8)       $   --     $3,602.2
Operating income..................       143.3           78.5      103.3         69.6          (1.5)        (41.4)       351.8
        Total Assets..............     1,612.2          779.4      713.8        748.6          22.0         764.5      4,640.6

                                       PUMPS &       DEFENSE                              DISPOSITIONS,
        NINE MONTHS ENDED           COMPLEMENTARY   PRODUCTS &   SPECIALTY   CONNECTORS      OTHER &
        SEPTEMBER 30, 1999            PRODUCTS       SERVICES    PRODUCTS    & SWITCHES   ELIMINATIONS    CORPORATE    TOTAL
        ------------------          -------------   ----------   ---------   ----------   -------------   ---------   --------
Sales & Revenues..................    $1,284.0       $1,023.2     $703.0       $372.4         $7.2         $   --     $3,389.8
Operating income..................       116.4           70.3       98.8         43.1          0.3          (43.6)       285.3
        Total Assets..............     1,746.0          641.1      737.0        311.0         78.3          831.5      4,344.9

     Pumps & Complementary Products' sales and revenues increased $20.0 million in the first nine months of 2000 on higher volume within the construction and water and wastewater businesses partially offset by the impact of foreign exchange rates and softness in industrial pumps. Operating income for the first nine months of 2000 was up $26.9 million on higher prices, higher productivity, liquidation of foreign businesses and the benefits of restructuring and cost reduction initiatives.

     Defense Products & Services' sales and revenues for the first nine months of 2000 decreased $23.0 million compared to the same period of last year. 1999 sales and revenues included a $25.6 million claim settlement related to an old project. The acquisition of Stel (which added approximately $98 million) was partially offset by the scheduled wind down of certain large contracts and lower international shipments. Operating income for the 2000 period was up $8.2 million. Margin improvements from product/program mix and gains on sale of assets drove the increase. 1999 operating income was positively impacted by the $25.6 million claim settlement referred to above and the receipt of a $5.3 million settlement. In the 1999 period, the Company recorded $28.3 million in charges for loss contracts, warranty provisions and other matters.

     Specialty Products' sales for the first nine months of 2000 increased $41.4 million compared to the same period of 1999. The increase was due to 1999 acquisitions of Flojet and Hydro-Air (which combined to add approximately $42 million) partially offset by the impact of foreign exchange rates. Operating income was $4.5 million higher than the prior year mainly due to higher volume and margin improvements.

     Connectors & Switches' sales and revenues increased $184.0 million in the first nine months of 2000 compared with last year due to robust growth in telecommunications, industrial and transportation markets partially offset by the negative impact of foreign exchange rates. The acquisitions of STX and C&K (which combined to add approximately $96 million) also had a favorable impact. Operating income for the first nine months of 2000 was up $26.5 million over the prior year due to higher volume, greater contribution from new products with higher margins, and a better cost structure.

     Corporate expenses were below the prior year due to expenses recorded in 1999 for tax organization costs and terminated projects. Sales and revenues of disposition companies decreased due to the 1999 dispositions of Carbon Industries, Palm Coast Utility, and assets of Community Development Corporation. Operating income for disposition companies was down in 2000 due to first quarter provisions recorded to increase existing expense accruals.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operating activities of $239.1 million, proceeds from divestitures and asset sales of $43.7 million and net cash from discontinued operations of $16.3 million were used primarily for acquisitions of $122.8 million, capital expenditures of $95.5 million, dividend payments of $39.6 million, and the negative impact of exchange rates on cash of $14.3 million. The exchange rate effects on cash and cash equivalents include $7.2 million of after-tax losses on foreign currency hedges.

     CASH FLOWS: Cash from operating activities in the first nine months of 2000 was $239.1 million, an increase of $46.9 million from the same period of 1999. The increase is largely attributable to higher cash earnings, better working capital management, and lower restructuring payments partially offset by higher tax payments.

     STATUS OF RESTRUCTURING ACTIVITIES: During 1998, the Company recorded restructuring charges to close facilities, discontinue product lines, and reduce headcount. As of September 30, 2000, the company had closed 19 of the planned 25 facilities, discontinued 18 of the planned 19 product lines, and reduced the workforce by 2,027, or approximately 84% of the planned aggregate reduction of approximately 2,400 persons.

     During 1999, the company recorded restructuring charges to close four facilities and reduce headcount by 326 persons. As of September 30, 2000, three of the four facilities were closed and the workforce was reduced by 214 persons.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first nine months of 2000 were $95.5 million, a decrease of $43.1 million from the first nine months of 1999. The decrease is due to several large purchases made in 1999, the delay in the timing of 2000 purchases, as well as a planned reduction of expenditures for the current year.

     DIVESTITURES: During the first nine months of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Products and Services segment, for $28.3 million. The remaining $15.4 million of cash proceeds from the sale of assets represents plant, property and equipment sales across all of our businesses.

     DEBT AND CREDIT FACILITIES: External debt at September 30, 2000 was $1,142.7 million, compared with $1,088.1 million at December 31,1999. Cash and cash equivalents were $247.1 million at September 30, 2000, compared to $181.7 million at year-end 1999. As of September 30, 2000, the maximum borrowing available under the company's revolving credit agreement was $1.5 billion. This agreement expired in November 2000.

     In November 2000 the company entered into a revolving credit agreement, which expires in November 2005 with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on London Interbank Offered Rate (LIBOR), plus a spread which reflects the Company's debt rating. The provisions of these agreements require the company to maintain a certain financial ratio. The commitment fee on the revolving credit agreement is .125% of the total commitment, based on the Company's current debt ratings.

     On May 2, 2000, the Company entered into several fixed-to-floating interest rate swap agreements for a notional amount of $421.5 million. The agreements change the interest expense on substantially all of the Company's long-term debt from fixed to variable rates based on the three-month LIBOR. The terms of the agreements match the terms of the fixed debt.

     A 66 basis point change in interest rates (which is equivalent to 10% of the Company's weighted average variable interest rate at September 30, 2000) on the Company's cash, marketable securities and floating rate debt obligations, and related interest rate derivatives, would have a $5.9 million effect on the Company's annual pretax earnings. A 10% change of long-term interest rates would not have a significant effect on the fair value of the Company's fixed rate debt and related interest rate derivatives.

ACCOUNTING PRONOUNCEMENTS

     The Company will adopt statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the corresponding amendments of SFAS 138 in the first quarter of 2001. SFAS 133, as amended by the SFAS 138, is not expected to have a material impact on the Company's combined results of operations, financial position, or cash flows.

     Effective October 1, 2000, the Company will adopt SAB 101 "Revenue Recognition in Financial Statements" ("SAB 101") and EITF issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales. The adoption of SAB 101 will not have a material impact on the Company's combined results of operations, financial condition or cash flow. The adoption of EITF 00-10 will cause annual sales and cost of sales to increase by approximately $17 million. The adoption of EITF 00-10 will have no effect on operating income, net income, EPS, financial condition or cash flow of the Company.

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

                                          ITT INDUSTRIES, INC.
                                          (Registrant)

                                          By:    /s/ EDWARD W. WILLIAMS

                                            ------------------------------------
                                                     Edward W. Williams
                                                Vice President and Corporate
                                                          Controller
                                               (Principal accounting officer)

November   , 2000
(Date)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION                                   LOCATION
-------                           -----------                                   --------
   (2)    Plan of acquisition, reorganization, arrangement,                       None
            liquidation or Succession
   (3)    Articles of Incorporation and by-laws                                   None
   (4)    Instruments defining the rights of security holders,                    None
            including Indentures
  (10)    Material contracts                                                      None
          (a) ITT Industries 1996 Restricted Stock Plan for                  Filed Herewith
            Non-Employee Directors, as amended
  (11)    Statement re: computation of per share earnings                See Note 6 of Notes to
                                                                         Consolidated Condensed
                                                                          Financial Statements
  (15)    Letter re: unaudited interim financial information                      None
  (18)    Letter re: change in accounting principles                              None
  (19)    Report furnished to security holders                                    None
  (22)    Published report regarding matters submitted to vote of                 None
            security holders
  (23)    Consents of experts and counsel                                         None
  (24)    Power of attorney                                                       None
  (27)    Financial Data Schedule                                            Filed Herewith
  (99)    Additional Exhibits                                                     None