Form 10-K405
period 2000-12-31
ITT INDUSTRIES INC
filed 2001-03-26
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Transition period from            to
                                              ----------     ----------
                           COMMISSION FILE NO. 1-5627
                               ------------------

                              ITT INDUSTRIES, INC.

           INCORPORATED IN THE STATE OF INDIANA                  13-5158950
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No
                                                     ....    ....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on January 31, 2001 was approximately $3.5 billion.

     As of February 28, 2001, there were outstanding 87,914,595 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 15, 2001, is incorporated by reference in
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART       1     Business....................................................     2
 I         2     Properties..................................................    12
           3     Legal Proceedings...........................................    12
           4     Submission of Matters to a Vote of Security Holders.........    13
           *     Executive Officers of the Registrant........................    13
PART       5     Market for Registrant's Common Equity and Related
 II                Stockholder Matters.......................................    14
           6     Selected Financial Data.....................................    15
           7     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................    16
           7A    Quantitative and Qualitative Disclosures About Market
                   Risk......................................................    24
           8     Financial Statements and Supplementary Data.................    24
           9     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................    24
PART      10     Directors and Executive Officers of the Registrant..........    24
III       11     Executive Compensation......................................    24
          12     Security Ownership of Certain Beneficial Owners and
                   Management................................................    24
          13     Certain Relationships and Related Transactions..............    24
PART      14     Exhibits, Financial Statement Schedules, and Reports on Form
 IV                8-K.......................................................    24
        Signatures...........................................................  II-1
        Exhibit Index........................................................  II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I

ITEM 1.                             BUSINESS

     ITT Industries, Inc., with 2000 sales of approximately $4.8 billion, is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. We are focused on the four principal business segments of Connectors & Switches, Defense Products & Services, Pumps & Complementary Products, and Specialty Products.

     Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 42,000 employees based in 49 countries. Unless the context otherwise indicates, references herein to "ITT Industries," the "Company," and such words as "we," "us," and "our" include ITT Industries, Inc. and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. Reference is made to "-- COMPANY HISTORY AND CERTAIN RELATIONSHIPS." Our telephone number is (914) 641-2000.

     The table below shows, in percentage terms, our consolidated sales and revenues and operating income (excluding restructuring and other special items) attributable to each of our ongoing lines of business for the last three years:

                                         YEAR ENDED
                                        DECEMBER 31,
                                    --------------------
                                    2000    1999    1998
                                    ----    ----    ----
SALES AND REVENUES
  Connectors & Switches...........   16%     11%     12%
  Defense Products & Services.....   28      31      29
  Pumps & Complementary Products..   36      37      39
  Specialty Products..............   20      21      19
  Other...........................   --      --       1
                                    ---     ---     ---
                                    100%    100%    100%
                                    ===     ===     ===
OPERATING INCOME
  Connectors & Switches...........   20%     15%     16%
  Defense Products & Services.....   24      27      30
  Pumps & Complementary Products..   39      40      45
  Specialty Products..............   28      32      28
  Other...........................  (11)    (14)    (19)
                                    ---     ---     ---
                                    100%    100%    100%
                                    ===     ===     ===

BUSINESS AND PRODUCTS

  CONNECTORS & SWITCHES

     Connectors & Switches, with sales and revenues of approximately $774.6 million, $516.0 million, and $527.9 million for 2000, 1999, and 1998, respectively, is a significant connector and switch company that develops and manufactures connectors, interconnects, cable assemblies, switches, key pads, multi-function grips, panel switch assemblies, dome arrays, input/output (I/O) card kits, smart card systems, LAN components, high-speed/high-bandwidth network systems, and related services.

     Connectors & Switches consists of products and services for the areas of communications, industrial, transportation, consumer, military/aerospace, computer, and commercial aircraft.

     In the communications area, Connectors & Switches designs products and provides services specifically for today's fast-growing transmission and networking industries. These products and services include connectors, interconnects, cable assemblies, keypads, switches, panel switch assemblies, I/O card kits, smart card systems, and LAN components, as well as high-speed/high-bandwidth network systems and services. They are used in wireless, carrier networks, enterprise networks, datacommunications, transmission, and switching applications.

     In the industrial area, Connectors & Switches' products are incorporated in various industrial equipment and control products, including DL zero insertion force connectors, cable assemblies, electromechanical switches, and device control interfaces. They are used in industrial controls, production equipment, and instrument applications. Medical applications include robotic surgical, ultrasound, and other diagnostic equipment.

     In the transportation area, Connectors & Switches' products are incorporated in off-highway, heavy-vehicle, and automotive applications. The products include high reliability connectors, multi-function control assemblies, and the K12 Series Switch used in powertrain, instrument controls, and chassis applications.

     In the consumer area, Connectors & Switches primarily supplies keypads for remote control devices.

     In the military/aerospace area, Connectors & Switches supplies products for mission-critical applications ranging from below the ocean to deep in space. The products include circular, microminiature, fiber optic, and "special" connectors used in military electronics, missiles, and space applications.

     In the computer area, Connectors & Switches supplies keypads, connectors, and switches for computers and computer peripherals.

     In the commercial aircraft area, Connectors & Switches supplies highly reliable light, space-saving products for technically advanced aircraft. The products include rack and panel, circular, and fiber optic connectors. Their applications range from avionics (flight control, communications and navigation) to passenger in-flight entertainment systems.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                      YEAR ENDED
                                     DECEMBER 31,
                                 --------------------
                                 2000    1999    1998
                                 ----    ----    ----
Communications.................   39%     32%     29%
Industrial.....................   17      20      18
Transportation.................   11      14      13
Consumer.......................   10       6       5
Military/Aerospace.............   10      13      17
Computer.......................    7       5       5
Commercial Aircraft............    6      10      13
                                 ---     ---     ---
                                 100%    100%    100%
                                 ===     ===     ===

     Order backlog for Connectors & Switches was $207.9 million in 2000, compared with $158.6 million in 1999 and $130.2 million in 1998.

     Connectors & Switches products are marketed primarily under the Cannon(R) brand name.

     The level of activity for Connectors & Switches is affected by overall economic conditions in the markets served and the competitive position with respect to price, quality, technical expertise, and customer service. See "-- COMPETITION."

     Connectors & Switches companies have an aggregate of approximately 14,800 employees and have 31 facilities located in 12 countries.

  DEFENSE PRODUCTS & SERVICES

     Defense Products & Services, with sales and revenues of approximately $1.33 billion, $1.41 billion, and $1.29 billion for 2000, 1999, and 1998, respectively, develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets. Operations are in North America, Europe, and the Middle East. Product groups are government services, tactical mobile communications, night vision, airborne electronic warfare, satellite instruments, and radar and other.

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

     Defense Products & Services consists of the two major areas of (i) systems and services and (ii) defense electronics. Systems and services consists of our systems business and our advanced engineering and sciences business. Defense electronics consists of our aerospace and communications business, our night vision business, and our avionics business.

Systems and Services

     The Systems Division is involved in support services and systems engineering. This business provides military base operations support, equipment and facility maintenance, and training services for government sites around the world.

     The Advanced Engineering & Sciences Division is involved in communications systems and engineering and applied research. This business provides advanced technology services and customized products to government, industrial, and commercial customers in the areas of information technology, consulting and technical assistance, military systems effects and analysis, and hardware design, test, and evaluation.

Defense Electronics

     The ITT Aerospace/Communications Division ("A/CD") manufactures products, including voice and data systems, that facilitate communications in the forward area battlefield. A/CD produces the Single Channel Ground and Airborne Radio System ("SINCGARS") and has a contract to produce the Near Term Digital Radio ("NTDR"), which has data transmission capacity twenty times greater than SINCGARS. A/CD also produces sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency in remote sensing space payloads to track hurricanes, tornadoes, and other weather patterns. In addition, A/CD provides navigation payloads for the Global Positioning System ("GPS") navigation satellite.

     The Night Vision Division provides advanced goggles for airborne and ground applications which give United States and allied soldiers the capability to conduct night combat operations. Night Vision is the leading full service supplier of Generation III night vision products to the United States and allied military forces. Night Vision also produces a commercial line of night vision products for law enforcement, marine, and recreational applications.

     The Avionics Division produces airborne electronic warfare systems, such as the Airborne Self-Protection Jammer ("ASPJ"), to help protect aircraft from radar-guided weapons. Avionics is developing for the United States Army the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called a Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). Avionics, teamed with BAE Systems, is also developing the United States Integrated Defensive Countermeasures ("IDECM") system for fixed wing aircraft such as the F/A-18 E/F fighter fleet. The Avionics Division is a co-developer of the integrated communications, navigation and identification system for the U.S. Air Force F-22 Raptor.

     Defense Products & Services also produces and installs ship and air defense radar and air traffic control systems both in the United States and internationally.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                        YEAR ENDED
                                       DECEMBER 31,
                                  ----------------------
                                  2000     1999     1998
                                  ----     ----     ----
Systems and Services
  Systems.......................   32%      37%      40%
  Advanced Engineering &
    Sciences....................   13       --       --
Defense Electronics
  A/CD..........................   32       37       37
  Night Vision..................   15       14       12
  Avionics......................    8       12       11
                                  ---      ---      ---
                                  100%     100%     100%
                                  ===      ===      ===

     Defense Products & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 97% of 2000 sales and revenues of Defense Products & Services was to governmental entities, of which approximately 84% was to the United States Government (principally in defense programs).

     A substantial portion of the work of Defense Products & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, no other governmental or commercial customer accounted for more than 3.5% of 2000 sales and revenues for Defense Products & Services.

     Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Products & Services were 3% in 2000, 3% in 1999, and 2% in 1998. Certain products sold by Defense Products & Services have particular commercial application, including night vision devices and radar systems. In addition, Defense Products & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

     Order backlog for Defense Products & Services was $2.41 billion in 2000, compared with $1.84 billion in 1999 and $2.22 billion in 1998.

     The level of activity in Defense Products & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Products & Services, demand and budget availability for such products and services in areas other than defense, and other factors. See "-- COMPETITION."

     Defense Products & Services companies have an aggregate of approximately 9,200 employees and have 95 facilities in 15 countries.

  PUMPS & COMPLEMENTARY PRODUCTS

     Pumps & Complementary Products, with sales and revenues of approximately $1.75 billion, $1.74 billion, and $1.77 billion for 2000, 1999, and 1998, respectively, is engaged in the design, development, production, sale, and after-sale support of products, systems and services used to move, measure, and manage fluids. Pumps & Complementary Products is a leading worldwide supplier of a broad range of pumps, mixers, heat exchangers, valves, and systems for residential, agricultural, commercial, municipal, and industrial applications. Major production and assembly facilities are located in Argentina, Australia, Austria, Canada, China, England, Germany, Italy, Malaysia, Mexico, the Philippines, South Korea, Sweden, and the United States. Principal customers are in North America, Europe, the Middle East, Africa, Latin America, and the Asia/Pacific region. No single customer accounted for more than 2% of 2000 sales for Pumps & Complementary Products. Sales are made directly and through independent distributors and representatives.

     Pumps & Complementary Products offers a wide range of product and system solutions for the two major areas of water and wastewater and industrial and process.

Water and Wastewater

     Water and wastewater consists of our Flygt Division, our Fluid Handling Division, our Water Technology Division, and our Lowara business. The water and wastewater business provides submersible and dry-mount pumps, submersible mixers, valves, and sequential batch reactor wastewater treatment systems.

     Our Flygt Division is the world's originator and largest manufacturer of submersible pumps and mixers. These pumps and mixers form the heart of many of the world's sewage and wastewater treatment facilities. As the world's leading producer of fluid handling machinery for treating and recycling wastewater, ITT Industries actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness of the need to preserve and protect the earth's water resources. Sanitaire(R) and ABJ(TM) brands are leaders in aeration products and systems for municipal and industrial wastewater treatment. The broad range of products includes ceramic and membrane fine bubble diffusers, stainless steel coarse bubble diffusers, in-place cleaning systems, and complete activated sludge plants. Combining Flygt's submersible pumps and mixers with Sanitaire and ABJ products provides a solution to customers' needs for complete system solutions in wastewater treatment.

     Goulds Pumps ("Goulds") provides pumps and accessories for residential, agriculture and irrigation, sewage and drainage, commercial, and light industrial use. In the residential market, Goulds offers a wide range of water systems products, including state-of-the-art submersible and jet pumps, pressure tanks, controls and special use pumps for the home water well industry. Over one quarter of all well water pumps in North America are supplied by Goulds.

     Other products serving the water and wastewater market are supplied by Lowara and by our A-C Custom Pump Division ("A-C Pump"). Lowara is a leader in stainless steel manufacturing technology. Its pumps are used in residential, agriculture, and irrigation applications. Dry mount pumps from A-C Pump provide an alternative technical solution to submersible pumps when high horsepower is needed. Typical application areas are sewage and sludge handling , circulating water applications for power plants, desalinization, and flood control.

     Submersible pumps and line shaft turbine pumps provide for the pumping needs of agriculture, aquaculture, golf courses, and similar applications. Our wide range of submersible drainage pumps from Flygt serves the construction market by dewatering construction sites on a global basis. A-C Pump has been in the forefront of developing, designing, and custom building a wide range of fire pump systems, including prefabricated, turnkey fire pump packages, and house units that meet every fire protection need. Through our Bell & Gossett Division, we provide a broad variety of products for environmental control in buildings and for building service and utility applications. We are market leaders in liquid-based heating and air conditioning systems and our liquid level control and steam trap products for boiler and steam systems through our McDonnell & Miller(R) and Hoffman Specialty(R) brand name products. With extensive product offerings of pumps, heat exchangers, valves, and control equipment for the power industry, we provide a level of experience and expertise to solve the most difficult fluid handling problems. Double suction, horizontal multistage, and vertical turbine pumps handle the most demanding condensate or circulating water needs. Also available are pumps for slurry, ash handling, and other tough applications.

Industrial & Process

     In the industrial & process business, Pumps & Complementary Products offers a broad line of pumps with applications ranging from pharmaceutical uses to enormous pumps for cooling power plants. We offer a broad line of industrial pumps for moving abrasives, corrosives, slurries, solids or other liquids. We are the ANSI standard process pump market leader. Our chemical process pumps and valves are available in a wide variety of alloys. Other unique non-metallic pumps and valves provide advantages when handling severe corrosives. A line of "sealless" magnetic drive pumps from our Goulds and Richter units is offered for services where leakage cannot be tolerated. In mining and mineral applications, our pumps and valves provide a wide range of corrosion and abrasion resistance. The pumps are designed for vertical, horizontal, submersible situations for coal prep plants, mine slurries, and dewatering applications. Vertical turbine pumps, API process pumps, vertical can pumps for low NPSH, fire pumps and submersibles as well as high per-formance valves are available for the oil refining and gas processing industries. Our heavy duty stock pumps and a complete line of double suction and LoPulse(R) fan pumps are designed for pulp and paper applications.
Life Cycle Costing

     Life cycle cost is the total system cost over the life of that system. It includes installation, energy costs, maintenance, decommissioning, as well as the original purchase price -- which generally is a small fraction of the overall life cycle cost. ITT Industries is focused on improving the total life cycle cost for customers through the application of technology. With energy conservation becoming increasingly important from a cost control as well as environmental perspective, life cycle costing initiatives create another factor in market differentiation.

Global Service and Customer Care

     Through our Pro-Service Shops, ITT Industries has built a global network of service centers for aftermarket customer care. Our aftermarket capabilities include the repair and service of all brands of pumps and rotating equipment, engineering upgrades, contract maintenance, and inventory management services. We offer field service solutions for troubleshooting, disassembly, on-site repairs, and emergency service.

ITT Fluid Technology -- On-Line

     Electronic commerce at ITT Industries is exemplified by the web site of our Bell & Gossett Division. There, contractors and specifying engineers are now able to view products, select and quote complex pumping systems, use software for pipe sizing and pressure drop analysis, as well as engage in helpful on-line engineering dialogue.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2000     1999     1998
                               ----     ----     ----
Water and Wastewater
  Flygt......................   35%      35%      33%
  Fluid Handling Division....   17       17       16
  Water Technology
    Division.................   14       13       12
  Lowara.....................    8        8        9
Industrial & Process
  Industrial Pump Group......   26       27       30
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     Our management believes that Pumps & Complementary Products has a solid technology base and proven expertise in designing its products to meet customer needs. Management believes that the continuing development of new products will enable Pumps & Complementary Products to maintain and build market leadership positions in served markets.

     Order backlog for Pumps & Complementary Products was $264.0 million in 2000, compared with $273.8 million in 1999 and $269.7 million in 1998.

     Brand names include ABJ(TM), A-C(TM) Pump, Bell & Gossett(R), Flygt(R), Goulds(R), Hoffman Specialty(R), ITT Standard(R), Lowara(R), McDonnell & Miller(R), Richter(R), Sanitaire(R), and Vogel(R).

     The level of activity in Pumps & Complementary Products is dependent upon economic conditions in the markets served, weather conditions, in the case of municipal markets, the ability of municipalities to fund projects for our products and services, and other factors. See "-- COMPETITION."

     Pumps & Complementary Products companies have an aggregate of approximately 10,400 employees and have 273 facilities in 35 countries.

  SPECIALTY PRODUCTS

     Specialty Products, with sales and revenues of approximately $972.4 million, $959.5 million, and $849.3 million for 2000, 1999, and 1998, respectively, comprises a group of units operating in a range of specialty market segments. Operations are located principally in North America and Europe, with sales in Latin America and Asia supported through joint ventures or distribution arrangements. Specialty Products consists of the areas of Fluid Handling Systems, Flow Control, Galfer, and Koni.

     ITT Fluid Handling Systems designs and produces engineered tubing systems and connectors for use in applications such as braking systems, fuel supply, and other fluid transfer applications in transportation or industrial uses. Fluid Handling Systems' principle customers are the major North American and European automotive makers, their key Tier 1 suppliers, and other similar customers. Ford, General Motors, and Chrysler, with their respective affiliates, account for approximately 31%, 21%, and 10%, respectively, of the sales of this unit. Fluid Handling also owns 50% of a joint venture with Sanoh Industrial Co. of Japan that supplies similar products to the major Japanese transplant manufacturers in the United States.

     The Flow Control group consists of Jabsco, HydroAir, Engineered Valves, Aerospace, and Conoflow. The Jabsco Division is the world's leading producer of pumps and related products for the leisure marine market. Products are sold worldwide under the brand names Jabsco(R), Rule(R), Flojet(R), and Danforth(R). Flojet is also a leading producer of pumps and components for beverage and other specialty industrial fluid dispensing applications. Specialty Products' units, under the brand names HydroAir(R) and Marlow(R), design and manufacture pumps and other components for manufacturers of whirlpool and spa baths.

     ITT Engineered Valves designs and manufactures precision valves for Bio-pharmaceutical and other similar applications under the brand name Pure-Flo(R), and for severe service chemical and mining applications under brand names including Dia-Flo(R) and Fabri-Valve(R). Sales are achieved through a worldwide network of distributors and service organizations.

     ITT Aerospace Controls designs switches, valves, and controls for aerospace applications. Principal customers are North American aircraft manufacturers where the quality and performance required for FAA certification is a key factor. This unit also sells switches to industrial customers for severe service applications.

     Speciality Products also markets pressure regulators and diaphragm seals for industrial applications and natural gas vehicles under the brand name Conoflow(R).

     Galfer designs and manufactures quality friction pads for braking applications on vehicles. From three facilities in Italy, Galfer services most European OEM auto makers and also operates a substantial facility for research and testing of new materials. Approximately 29% of Galfer's business is in aftermarket activity.

     Koni designs and markets adjustable shock absorbers under the brand name KONI(R) for high performance vehicles, trucks, buses, and railways. Customers are principally in Europe, North America, and Asia.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2000     1999     1998
                               ----     ----     ----
Fluid Handling Systems.......   44%      45%      43%
Flow Control.................   33       30       29
Galfer.......................   14       16       18
Koni.........................    9        9       10
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     The level of activity for Specialty Products depends upon economic conditions in the served markets, particularly the automotive and the marine and leisure markets. See "-- COMPETITION." Order backlog is not a significant factor in this segment.

     Specialty Products companies have an aggregate of approximately 7,100 employees and have 44 facilities located in 11 countries.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and see Note 20 "BUSINESS SEGMENT INFORMATION" to "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details with respect to business segments.

MANAGEMENT INITIATIVES

     Management has undertaken a number of initiatives focused on enhancing the value of the Company. During 2000, we initiated a Value-Based Six Sigma program directed toward implementing continuing process improvements. The program is multi-faceted and involves a number of factors, including leadership development, production and marketing rationalizations, and product development. Also included in our initiatives is the central theme of re-deploying cash, as well as concepts of portfolio management, emphasizing growth areas, cultivating our people, realizing added value from our technology, and maintaining consistent results.

ACQUISITIONS, DIVESTITURES, RESTRUCTURING, AND RELATED MATTERS

     We have been involved in an ongoing program of acquiring businesses that provide a rational fit with businesses we presently conduct and divesting businesses that do not enhance that fit.

     During 2000, we acquired C & K Components, Inc., a designer and manufacturer of switches for the telecommunications, computer, and electronic equipment markets. We also acquired the Man Machine Interface business of TRW, a manufacturer of multi-layer switch components and assemblies for the wireless mobile handset market. Both acquisitions are for our Connectors & Switches segment. In addition, we acquired the business of Aerotherm Corporation, a company that makes guidance systems for target missiles, and sold our GaAsTEK business, both with respect to our Defense Products & Services segment.

     During 1999, we acquired STX Pte. Ltd. for our Connectors & Switches segment, the space and defense communications businesses of Stanford Telecommunications, Inc. and K and M Electronics, Inc. for our Defense Products & Services segment, Water Pollution Control Corp. (now our Sanitaire Division) and assets of Energy Machine Service, Inc. for our Pumps & Complementary Products segment, and Hydro Air Industries and Flojet Corp. (now our Flojet Division) for our Specialty Products segment. In addition, we made an investment in EarthWatch Incorporated for our Defense Products & Services segment and divested all, or portions of, our Community Development Corporation, Carbon Industries, and Palm Coast Utility businesses.

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

     After-tax proceeds from the sales of our automotive Brake and Chassis and our automotive Electrical Systems businesses were directed to reducing debt, funding acquisitions, investing in our remaining businesses and repurchasing approximately 30.5 million of our shares. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISKS AND UNCERTAINTIES -- SALES OF AUTOMOTIVE BUSINESSES" AND NOTE 5 "DISCONTINUED OPERATIONS" TO "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further information regarding sales of automotive businesses and discontinued operations. Also during 1998 we divested our Barton fluid measurement and Pomona Electronics businesses.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- STATUS OF RESTRUCTURING ACTIVITIES."

GEOGRAPHIC MARKETS

     The geographic sales base of Connectors & Switches is predominantly in Europe, which accounted for 41% of 2000 sales and revenues, the United States, which accounted for 37% of 2000 sales and revenues, and the Asia/Pacific region, which accounted for 20% of 2000 sales and revenues. Connectors & Switches has facilities in Costa Rica as well as facilities in the Asia/Pacific region, including two joint ventures in China, a wholly-owned subsidiary in Japan, the San Teh key pad unit (STX Pte. Ltd.) headquartered in Singapore with four manufacturing locations in China, and the Man Machine Interface (MMI) manufacturing facility in China. These Asia/Pacific operations supply connectors and switch products across a broad market spectrum, including the communications, industrial, and consumer sectors.

     The geographic sales base of Defense Products & Services is predominantly the United States, which accounted for approximately 85% of 2000 sales and revenues. Management of Defense Products & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

     The geographic sales base of Pumps & Complementary Products is broad. In 2000, approximately 49% of the sales and revenues of Pumps & Complementary Products was derived from the United States, while approximately 29% was derived from Western Europe. The geographic sales mix differs among products and among divisions of Pumps & Complementary Products. Our management anticipates growth opportunities in Eastern Europe, Central Asia, Africa/Middle East, Latin America, and the Asia/Pacific region. In China, Pumps & Complementary Products has manufacturing and distribution facilities to produce and sell submersible pumps for the sewage handling and mining markets and a joint venture that produces vertical turbine pumps and includes a foundry operation. It also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

     The geographic sales base of Specialty Products is predominantly in North America and Europe. In 2000, approximately 57% of sales and revenues of Specialty Products were to customers in the United States, and approximately 32% of sales were to customers in Western Europe. Management of ITT Industries sees growth opportunities in South America, Mexico, and Asia, particularly in China.

     See Note 20 "BUSINESS SEGMENT INFORMATION" to "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further geographical information concerning sales and revenues and long-lived assets.

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

     The Pumps & Complementary Products segment is affected by strong competition, changing economic conditions, industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. Management of Pumps & Complementary Products responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs and life cycle cost initiatives.

     In Specialty Products, competition is a significant factor which has resulted in increased pressure to reduce prices and, therefore, costs. Product capability, quality, engineering support, and experience are also important competitive factors.

EXPOSURE TO CURRENCY FLUCTUATIONS

     Our companies conduct operations worldwide. We, therefore, are exposed to the effects of fluctuations in relative currency values. Although our companies engage in various hedging strategies with respect to their foreign currency exposure where appropriate, it is not possible to hedge all such exposure. Accord-ingly, our operating results may be impacted by fluctuations in relative currency values.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- MARKET RISK EXPOSURES" and Note 16 "FINANCIAL INSTRUMENTS" to "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

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

ENVIRONMENTAL MATTERS

     We are subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. Such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Environmental requirements are significant factors affecting all operations. Management believes that our companies closely monitor all of their respective environmental responsibilities, together with trends in environmental laws. We have established an internal program to assess compliance with applicable environmental requirements for all of our facilities, both domestic and overseas. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past several years we have conducted regular, thorough audits of our major operating facilities. As a result, management believes that our companies are in substantial compliance with current environmental regulations. Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial position, results of operations or cash flows. In addition, we have purchased insurance protection against certain unknown risks.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING

     Our businesses require substantial commitment of resources for research, development, and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Although most of our funds dedicated to research, development, and engineering activities are applied to areas of high technology, such as aerospace and applications involving electronic components, these activities are important in all of our business segments. Expenditures by ITT Industries for research, development, and engineering relating to our on-going lines of business totaled $391.2 million in 2000, $264.4 million in 1999, and $267.6 million in 1998. Of those amounts 74.6% in 2000,

57.8% in 1999, and 67.4% in 1998 was expended pursuant to customer contracts.

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

     At the time of the Distribution (see -- "COMPANY HISTORY AND CERTAIN RELATIONSHIPS"), we obtained from ITT Destinations certain exclusive rights and licenses to use the "ITT" name, mark, and logo. In 1999, we acquired all right, title, and interest in and to the "ITT" name, mark, and logo and an assignment of certain agreements granting The Hartford and ITT Educational Services, Inc.
(ESI) limited rights to use the "ITT" name, mark, and logo in their businesses. These agreements are perpetual, and the licenses are subject to maintenance of certain quality standards by both The Hartford and ESI.

EMPLOYEES

     As of December 31, 2000, ITT Industries and its subsidiaries employed an aggregate of approximately 42,000 people. Of this number, approximately 19,000 are employees in the United States, of whom approximately 30% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

COMPANY HISTORY AND CERTAIN RELATIONSHIPS

     ITT Industries, Inc. is an Indiana corporation incorporated on September 5, 1995 as ITT Indiana, Inc. It is the successor pursuant to a statutory merger of ITT Corporation, a Delaware corporation ("ITT Delaware"), into ITT Indiana, Inc. effective December 20, 1995, whereupon its name became ITT Industries, Inc. ITT Delaware, originally incorporated in Maryland in 1920 as International Telephone and Telegraph Corporation, was reincorporated in Delaware in 1968. It changed its name to ITT Corporation in 1983. On December 19, 1995, ITT Delaware made a distribution (the "Distribution") to its stockholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation ("ITT Destinations"), and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation (now known as The Hartford Financial Services Group, Inc. or "The Hartford"), both of which were wholly-owned subsidiaries of ITT Delaware. In connection with the Distribution, ITT Destinations changed its name to ITT Corporation. On February 23, 1998, ITT Corporation was acquired by Starwood Hotels & Resorts Worldwide, Inc.

     ITT Delaware, ITT Destinations, and The Hartford entered into a Distribution Agreement (the "Distribution Agreement") providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among the three parties subsequent to the Distribution.

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

     ITT Industries, ITT Destinations, and The Hartford also entered into agreements in con-nection with the Distribution relating to intellectual property, tax, and employee benefit matters.

     One member of the Board of Directors of ITT Industries also serves on the Board of Directors of The Hartford.
                            ------------------------

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS" for information regarding forward-looking statements and cautionary statements relating thereto.
                            ------------------------

ITEM 2.  PROPERTIES

     Our principal executive offices are in leased premises located in White Plains, NY. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. These properties are located in several states in the United States, as well as in numerous countries throughout the world. See "BUSINESS" for further information with respect to properties in each of our business segments, including the numbers of facilities and countries in which they are located.

ITEM 3.  LEGAL PROCEEDINGS

     ITT Industries and its subsidiaries are responsible, in whole or in part, or are alleged to be responsible for environmental investigation and remediation at approximately 130 sites in various countries. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at approximately 15 sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. Other situations generally involve either actions brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

     In Glendale, California ITT Industries has been involved in an environmental proceeding relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against ITT Industries and Lockheed Martin Corporation, United States
v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including ITT Industries and Lockheed Martin, reached a settlement, and a consent decree requiring the PRPs to perform additional remedial activities was entered in August 2000.

     In a suit filed several years ago by ITT Industries in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, ITT Industries is seeking recovery of costs it incurred in connection with the Glendale case and other environmental matters. In April 1999, the Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals has accepted ITT Industries' petition for review of the Superior Court's order. Argument was scheduled for August 1999; however, it has been continued to an indefinite date pending further developments in other similar cases in California to which the Company is not a party. In April 1999, ITT Industries initiated a new coverage action in New Jersey, ITT Industries, Inc. et al. v. Federal Ins. Co. et al., (Middlesex County, No. L-1919-99), involving new environmental insurance claims as well as claims pending but dormant before the Court in California. ITT Industries' insurers challenged the convenience of New Jersey as the forum for this action. In its ruling on the motion, the Court dismissed the non-New Jersey claims, deferred action on certain New Jersey claims and retained jurisdiction over one New Jersey claim. ITT Industries has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

     Reference is made to "BUSINESS -- COMPANY HISTORY AND CERTAIN RELATIONSHIPS" for information concerning the allocation of certain liabilities among the parties to the Distribution Agreement.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided regarding the executive officers of ITT Industries:

                                                                                                               DATE OF
                                     AGE AT                                                   YEAR OF          ELECTION
                                   FEBRUARY 1,                                            INITIAL ELECTION    TO PRESENT
               NAME                   2001                      POSITION                   AS AN OFFICER       POSITION
               ----                   ----                      --------                   -------------       --------
David J. Anderson.................      51       Senior Vice President and Chief                1999           12/13/99
                                                 Financial Officer
Robert L. Ayers...................      55       Vice President, ITT Industries;                1998            10/1/99
                                                 President, Fluid Technology
Henry J. Driesse..................      57       Vice President, ITT Industries,                2000            9/12/00
                                                 President, Defense
Donald E. Foley...................      49       Vice President and Treasurer                   1996            5/21/96
James D. Fowler, Jr. .............      56       Senior Vice President and Director,            2000            11/6/00
                                                 Human Resources
Gerard Gendron....................      48       Vice President, ITT Industries;                1998           10/27/98
                                                 President, Cannon Worldwide
Louis J. Giuliano.................      54       Chairman, President and Chief Executive        1988            2/24/01
                                                   Officer and Director
Richard J. M. Hamilton............      51       Vice President, ITT Industries;                1992             9/1/99
                                                 President, Specialty Products
Martin Kamber.....................      52       Senior Vice President, Director of             1995           12/19/95
                                                   Corporate Development
Vincent A. Maffeo.................      50       Senior Vice President and General              1995           12/19/95
                                                 Counsel
Thomas R. Martin..................      47       Senior Vice President, Director of             1996             3/9/99
                                                 Corporate Relations
Richard W. Powers.................      59       Vice President, Director of Taxes and          1991           12/19/95
                                                   Assistant Secretary
Marvin R. Sambur..................      54       Vice President                                 1998           10/27/98
Edward W. Williams................      62       Vice President and Corporate Controller        1998           10/27/98

     Travis Engen served as Chairman and Chief Executive of ITT Industries from its inception in December, 1995, until February 28, 2001, at which time he resigned and thereafter retired to take the position as President and Chief Executive Officer of another company.

     Each of the above-named officers was elected to his present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Anderson, prior to his election as Senior Vice President and Chief Financial Officer (1999), was Senior Vice President and Chief Financial Officer of Newport News Shipbuilding (1996) and, prior to that, Executive Vice President and Chief Financial Officer of RJR Tobacco; (ii) Mr. Ayers, prior to his election as Vice President (1998) and President of Fluid Technology (1999), was President of Sulzer Bingham Pumps Inc. (1990); (iii) Mr. Driesse, prior to his election as Vice President and President of Defense (2000), was President of ITT Avionics
(1991); (iv) Mr. Foley, prior to his election as Vice President and Treasurer
(1996), was Assistant Treasurer of International Paper Company; (v) Mr. Fowler, prior to his election as Senior Vice President and Director, Human Resources
(2000), was Executive Director and President of the Executive Leadership Council
(1997), an independent consultant with Fowler Associates (1996), and, prior to that, held various executive positions with ITT Delaware and its subsidiaries;
(vi) Mr. Gendron, prior to his election as Vice President (1998), was and continues as President of Cannon Worldwide (1997) and, prior to that, its Vice President (1995); (vii) Mr. Giuliano, prior to his election as Chairman, President, Chief Executive Officer and Director (2/24/01), was President and Chief Operating Officer (1998), and, prior to that, was

Senior Vice President (1995); (viii) Mr. Hamilton, in addition to his election as Vice President (1992) and President of Specialty Products (1999), held other senior positions with ITT Industries, including Senior Vice President and Controller (1995); (ix) Mr. Martin, prior to his election as Senior Vice President, Director of Corporate Relations (1999), was Vice President, Director of Corporate Relations (1996), and, prior to that, was Vice President of Corporate Communications of Federal Express Corp. (1995); (x) Mr. Sambur, prior to his election as Vice President (1998), was President of our Aerospace/Communications Division (1991) and has held other executive positions, including President of Defense; and (xi) Mr. Williams, prior to his election as Vice President and Corporate Controller (1998), was Vice President and Controller of our Defense & Electronics business.

                                    PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                    2000                1999
                                                              ----------------    ----------------
                                                               HIGH      LOW       HIGH      LOW
                                                              ------    ------    ------    ------
                                                                           IN DOLLARS
Three Months Ended
  March 31..................................................  $34.94    $22.38    $40.88    $35.00
  June 30...................................................   36.19     28.63     41.50     34.88
  September 30..............................................   34.94     29.63     40.00     30.50
  December 31...............................................   39.63     29.75     36.25     31.38

     The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "ITT"). During the period from January 1, 2001 through February 28, 2001, the high and low reported market prices of our common stock were $44.25 and $36.38, respectively.

     We declared dividends of $.15 per share of common stock in each of the four quarters of 1999 and 2000 and in the first quarter of 2001.

     Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

     There were 36,917 holders of record of our common stock on February 28, 2001.

     ITT Industries common stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA

                                      2000        1999        1998        1997        1996
                                    --------    --------    --------    --------    --------
                                            (In millions, except per share amounts)
RESULTS AND POSITION
Sales and revenues................  $4,829.4    $4,632.2    $4,492.7    $4,207.6    $3,744.5
Operating income (loss)(a)........     493.1       415.2       (74.6)      141.3       246.0
Income (loss) from continuing
  operations(a)...................     264.5       232.9       (97.6)       11.9        66.4
Net income........................     264.5       232.9     1,532.5       108.1       222.6
Income from continuing operations,
  as adjusted(b)..................     264.5       230.0       146.0        95.9        66.4
Expenditures on plant additions...     180.6       227.9       212.9       212.5       176.0
Depreciation and amortization.....     201.8       181.1       195.6       196.9       187.3
Total assets......................   4,611.4     4,529.8     5,048.8     5,058.4     3,976.9
Total assets, excluding
  discontinued operations.........   4,611.4     4,529.8     5,048.8     4,127.0     2,929.6
Long-term debt....................     408.4       478.8       515.5       531.2       582.2
Total debt........................   1,038.3     1,088.1       767.1     2,172.6     1,368.0
Cash dividends declared per common
  share...........................       .60         .60         .60         .60         .60
EARNINGS PER SHARE
Income from continuing operations,
  as adjusted(b)
  Basic...........................  $   3.01    $   2.58    $   1.29    $    .81    $    .56
  Diluted.........................  $   2.94    $   2.50    $   1.29    $    .79    $    .55
Net income
  Basic...........................  $   3.01    $   2.61    $  13.55    $    .91    $   1.89
  Diluted.........................  $   2.94    $   2.53    $  13.55    $    .89    $   1.85

(a) Income from continuing operations in 1999, 1998 and 1997 includes (income) charges of $(4.6), $399.4 and $137.8 pretax, respectively, or $(2.9), $243.6 and $84.0, after-tax, respectively, for restructuring and other items as described in Note 4.

(b) Income from continuing operations in 1999, as adjusted, excludes restructuring and other special items of $(2.9) after-tax. Income from continuing operations in 1998, as adjusted, excludes the items in note (a) above and $83.2, after-tax, for operating income from discontinued operations; $1,546.9, after-tax, for gain on sale of ITT Automotive operations. The 1997 net income from continuing operations, as adjusted, excludes the items in note (a) above and operating income from discontinued operations of $101.8, after-tax; and a charge for the cumulative effect of accounting change of $5.6, after-tax. The 1996 net income from continuing operations, as adjusted, excludes operating income from discontinued operations of $156.2, after-tax.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     For the years ended December 31, ITT Industries, Inc. (the "Company") reported the following (in millions):

                                                                2000      1999(a)     1998(b)
                                                              --------    --------    --------
Sales and revenues from continuing operations...............  $4,829.4    $4,632.2    $4,492.7
Operating income from continuing operations.................  $  493.1    $  410.6    $  324.8
Income from continuing operations, after-tax................  $  264.5    $  230.0    $  146.0
                                                              ========    ========    ========

(a) 1999 figures are adjusted to exclude restructuring and other special items of $(4.6) pretax or $(2.9) after-tax.

(b) 1998 figures are adjusted to exclude restructuring and other special items of $399.4 pretax or $243.6 after-tax.

     ACQUISITIONS: During 2000, the Company continued to make acquisitions intended to strengthen market positions and present the highest potential for creating value. Most notably, the Company acquired C&K Components, Inc ("C&K"), a leader in the design and manufacture of switches for the telecommunications, computer and electronic equipment markets, and Man Machine Interface ("MMI"), a manufacturer of multi-layer switch components and assemblies for the wireless mobile handset market. These companies have combined annualized revenue of approximately $166 million.

     DEFENSE AWARD: The Company's Defense Products and Services segment was awarded a contract to modernize US Air Force Spacelift Range System ("SLRS") in November 2000, worth an estimated $1.3 billion over ten years. The SLRS contract will provide the Department of Defense, NASA and commercial customers an integrated system to support space missions including spacecraft launch, ballistic missile and aeronautical testing.

     VALUE-BASED SIX SIGMA: During 2000, the Value-Based Six Sigma ("VBSS") program was launched with more than 180 people trained. VBSS is a structured process for the identification, prioritization, and deployment of improvement projects. VBSS is the overarching discipline under which the Company will drive toward operational excellence, improve efficiencies and accelerate new product introductions. Another 150 people are scheduled for training in 2001.

     MARGIN IMPROVEMENT: During 2000, segment operating margins increased over 100 basis points from 10.1% in 1999 to 11.3% in 2000 and total operating margin increased from 8.9% to 10.2%.

     This gain was due to the introduction of new, more profitable products, higher volume, lower pension expense and higher productivity.

     CASH FLOW: During 2000, the Company's free cash flow more than doubled from $115.3 million in 1999 to $234.0 million in 2000. This improvement is due to the Company's ongoing effort to maximize operating cash flow.

     CONNECTORS & SWITCHES GROWTH: During 2000, our Connectors & Switches business' sales grew $258.6 million of which 29.6% represents organic growth. This increase was driven by robust expansion in the telecommunications, industrial and transportation markets.

     COMMERCIALIZATION OF TECHNOLOGY: The Company acquired a 15% equity interest in MeshNetworks, Inc. ("MeshNetworks") in exchange for licensing a portion of the Company's wireless technology to the new venture as well as cash. MeshNetworks is a start-up company which focuses on the commercialization of mobile communications technology.

     CHANGE IN TICKER SYMBOL: Effective September 5, 2000, the Company changed its ticker symbol on the New York Stock Exchange to "ITT."

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999: Sales and revenues in 2000 were $4.8 billion, an increase of $197.2 million, or 4.3% over 1999 ($359.9 million or 7.8% in constant currencies). The increase is attributable to several acquisitions made in 2000 and the second half of 1999, as well as organic growth, partially offset by the absence of a defense settlement received in 1999 and the scheduled wind down of certain Defense contracts.

     Operating income of $493.1 million in 2000 was $77.9 million higher than the prior year. Operating income for 1999 of $415.2 million included a $4.6 million credit related to restructuring and other special items. Excluding restructuring and other special items from 1999, operating income was $82.5 million higher than the 1999 comparative operating income of $410.6 million. The related operating margin improved to 10.2% from 8.9% in 1999. The increases in operating income and margin were the result of higher sales volumes, a significant improvement in productivity, lower pension expense and the introduction of new, more profitable products.

     Interest expense of $75.2 million (net of interest income of $17.9 million) increased $28.4 million on higher average debt levels due to the 1999 share repurchase program, which was completed in the first quarter of 1999, and several acquisitions made in 2000 and the second half of 1999, as well as higher average interest rates.

     Net income from continuing operations in 2000 was $264.5 million, or $2.94 per diluted share compared to $232.9 million, or $2.53 per diluted share in 1999 ($230.0 million and $2.50 per share excluding restructuring and other special items). The Company's effective tax rate was 37.0% in both 2000 and 1999. The Company expects that its effective tax rate will be reduced to 35.0% in 2001 due to several tax initiatives undertaken in 2000 to reduce the structural rate.

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998: Sales and revenues in 1999 were $4.6 billion, an increase of $139.5 million, or 3.1% over 1998. The increase is attributable to several acquisitions made in 1999 and 1998, as well as organic growth, partially offset by lost revenue due to discontinued product lines, higher selectivity with products and customers, and lower sales from companies held for disposition.

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

     Interest expense of $46.8 million (net of interest income of $38.0 million) represented a 43.2% reduction from the 1998 interest expense of $82.4 million (net of interest income of $43.4 million). The decrease was due to using a portion of the proceeds from the automotive disposition to significantly lower the Company's debt level.

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

BUSINESS SEGMENTS

     Sales and revenues and operating income for each of the Company's business segments were as follows (in millions):

                                    Pumps &       Defense                              Dispositions,
                                 Complementary   Products &   Specialty   Connectors      Other &
    Year Ended December 31,        Products       Services    Products    & Switches   Eliminations    Corporate    Total
    -----------------------      -------------   ----------   ---------   ----------   -------------   ---------   --------
2000
Sales and revenues.............    $1,752.2       $1,334.6     $972.4      $ 774.6         $(4.4)       $    --    $4,829.4
Operating income (loss)........    $  194.5       $  117.3     $136.0      $  99.0         $(0.4)       $ (53.3)   $  493.1
1999
Sales and revenues.............    $1,735.0       $1,413.9     $959.5      $ 516.0         $ 7.8        $    --    $4,632.2
Operating income (loss):
  Before restructuring and
    other special items........       164.4          108.8      132.9         62.1           0.5          (58.1)      410.6
  Restructuring and other
    special items..............        (5.5)           3.9       (3.5)         9.7            --             --         4.6
                                   --------       --------     ------      -------         -----        -------    --------
Total operating income
  (loss).......................    $  158.9       $  112.7     $129.4      $  71.8         $ 0.5        $ (58.1)   $  415.2
1998
Sales and revenues.............    $1,770.0       $1,293.4     $849.3      $ 527.9         $52.1        $    --    $4,492.7
Operating income (loss):
  Before restructuring and
    other special items........       145.5           97.9       90.9         52.7           5.4          (67.6)      324.8
  Restructuring and other
    special items..............      (147.6)         (69.6)      (9.0)      (102.4)         31.0         (101.8)     (399.4)
                                   --------       --------     ------      -------         -----        -------    --------
Total operating income
  (loss).......................    $   (2.1)      $   28.3     $ 81.9      $ (49.7)        $36.4        $(169.4)   $  (74.6)
                                   --------       --------     ------      -------         -----        -------    --------

     Pumps & Complementary Products' sales and revenues of $1.7 billion increased $17.2 million, over 1999. The increase reflects higher volume within the construction and water and wastewater businesses partially offset by the impact of foreign exchange rates and softness in industrial pumps. In addition, the adoption of EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) (refer to the section entitled "Accounting Pronouncements" for further discussion of EITF 00-10) resulted in an increase in revenues and cost of sales of approximately $16 million in comparison to 1999. Revenues and cost of sales for years prior to 2000 were not restated to reflect the provisions of EITF 00-10 as it was impractical to do so. Operating income for 2000 was up $30.1 million compared to 1999 operating income, excluding restructuring, due to higher prices, higher productivity, the liquidation of foreign businesses and the benefits of restructuring and cost initiatives. Sales for 1999 decreased $35.0 million, or 2.0%, from 1998. Weakness in the industrial end-user markets, and lost revenue due to discontinued product lines and higher selectivity with products and customers offset the acquisition of Sanitaire Corporation and strength in the water and wastewater markets. In addition, 1999 operating income before restructuring and other special items was $164.4 million, up $18.9 million or 13.0% over the prior year.

     Defense Products & Services' sales and revenues decreased $79.3 million, or 5.6%, compared to 1999. The decrease is due to the scheduled wind down of certain large contracts, the absence of a $25.6 million claim settlement received in 1999, and lost revenue from the sale of GaAsTEK, partially offset by an entire year of revenues from the 1999 acquisition of Stanford Telecommunications Inc.'s ("Stel") space and defense communications businesses (which added approximately $120 million in sales and revenues). Operating income for 2000 was $8.5 million greater than 1999 operating income, excluding restructuring, primarily due to margin improvements from product/program mix. Sales and revenues for 1999 were up 9.3% or $120.5 million over 1998. Higher domestic SINCGARS sales, higher export sales, particularly a large radar sale to Korea in the fourth quarter, higher sales volume in our Night Vision unit, as well as a $25.6 million claim settlement on a prior year project, drove the revenue increase in this segment. Operating margin remained flat for the year. Operating income excluding restructuring and other special items was $108.8 million, an increase of $10.9 million or 11.1% over 1998, mainly due to higher sales volume and the receipt of a $5.3 million settlement during the second quarter. During 1999, the Company recorded $28.3 million in charges for loss contracts, warranty provisions and other matters.

     Specialty Products recorded sales and revenues of $972.4 million for the year, representing an increase of 1.3% over 1999. The inclusion of the 1999 acquisitions of Flojet Corporation and Hydro-Air Industries for an entire year (which combined to add approximately $46 million of sales and revenues) partially offset by the impact of foreign exchange rates were the primary reasons for the change. Revenues of $959.5 million for 1999, represent an increase of 13.0% over 1998. Strong sales to OEM automotive customers resulting from high North American and European vehicle build rates, the impact of the 1998 General Motors strike, higher sales in the pharmaceutical industry, along with the impact of acquisitions fueled the revenue growth. Operating income before restructuring and other special items for 1999 rose 46.2% or $42.0 million over 1998, to $132.9 million. Operating margins, before restructuring and other special items, were up 3.1 percentage points.

     Connectors and Switches' sales and revenues were $774.6 million for 2000, representing an increase of $258.6 million, or 50.1%, compared to 1999. The increase reflects robust growth in the telecommunications, industrial and transportation markets partially offset by the negative impact of foreign exchange rates. The 1999 acquisition of STX Pte. Ltd. ("STX"), and the 2000 acquisitions of C&K and MMI (incremental sales and revenues for these three acquisitions combined to add approximately $143 million) also had a favorable impact. Operating income was up $36.9 million, or 59.4%, over the prior year operating income, excluding restructuring, due to higher volume, greater contributions from new products with higher margins, and improvements in manufacturing processes. In 1999, sales and revenues decreased $11.9 million, or 2.3%, compared to 1998. Weak demand in the European connector market during the first half of 1999 and total year softness within the North American military aerospace market was partially offset by strong demand for the Company's communications connectors and switches, and the acquisition of STX during the fourth quarter of 1999. Operating income before restructuring and other special items was $62.1 million, up $9.4 million, or 17.8%, from 1998. Operating margin, before restructuring and other special items, expanded by 2.1 percentage points in 1999. New products, together with ongoing cost control efforts, contributed to the operating income increase.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS: Cash flows from operating activities were $414.6 million in 2000, an increase of $71.4 million, or 20.8%, from $343.2 million generated in 1999. The increase is largely attributable to higher earnings, and lower tax and restructuring payments, partially offset by higher working capital levels, and other operating activities. Higher accounts receivable balances, due to increased sales and the timing of collections, were the primary drivers behind the increase in working capital.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during 2000 were $180.6 million, a decrease from $227.9 million in 1999. Approximately 29% of the 2000 spending occurred at Pumps & Complementary Products primarily related to expansion of existing product lines, new product lines and custodial replacement. Approximately 26% was incurred at Specialty Products related to product line changes resulting in product improvements and the expansion of the capacity for established as well as new products. Approximately 25% was spent at Connectors & Switches for new product introductions and manufacturing cost reduction initiatives. Defense Products & Services expended approximately 20% of the 2000 total, primarily related to the expansion of new and existing product lines, as well as, custodial replacements. At December 31, 2000, contractual commitments have been made for future expenditures totaling $51.6 million.

     ACQUISITIONS: During 2000, the Company acquired C&K, MMI, and several other small companies for approximately $192 million. The acquisitions were accounted for as purchases and accordingly, the results of operations of each entity are included in the consolidated income statement commencing on the date of acquisition. Goodwill of $173.9 million, representing the excess of the purchase price over the fair value of net assets acquired, was recorded by the Company and is being amortized over 25 to 30 years.

     In 1999, the Company acquired Stel's space and defense communications businesses, Flojet Corporation, STX, Sanitaire Corporation, Hydro Air Industries, K and M Electronics, and the assets of Energy Machine Service, Inc. and made an equity investment in EarthWatch Incorporated. The Company paid a total of $544.8 million for these acquisitions. The acquisitions were accounted for as purchases and, accord-ingly, the results of operations of each acquired company were included in the consolidated income statement from the date of acquisition. The excess of the purchase prices over the fair values of the net assets acquired and the liabilities assumed of $416.1 million was recorded as goodwill and is being amortized over periods not exceeding 40 years.

     STATUS OF RESTRUCTURING ACTIVITIES: The Company has undertaken a number of actions in recent years to improve operating efficiencies and reduce structural costs. The following is a brief summary of the activity during the past three years. See Note 4, Restructuring and Other Special Items, in the Notes to the Consolidated Financial Statements for a detailed discussion.

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

     In the fourth quarter of 1999, the Company recorded $20.2 million of charges related to additional restructuring activities, primarily for the closure of four facilities and severance of 324 persons. The Company also recorded $20.0 million of goodwill write-offs. As of December 31, 2000, the Company had closed three of the four facilities and reduced its work-force by
226. It is expected that the majority of remaining actions will be completed in 2001.

     During the fourth quarter of 1999, the Company assessed its restructuring reserves established in 1998, determined that activities related to those reserves will be completed for $44.8 million less than originally estimated, and reversed the related reserves into income. The net effect of the reversal of 1998 reserves and the 1999 restructuring and asset write-offs was an increase to 1999 operating income of $4.6 million and EPS of $0.03. As of December 31, 2000, the Company had closed 19 of the planned 25 facilities, discontinued all of the planned 19 product lines, and reduced the workforce by 2,136, or approximately 93% of the revised planned aggregate reduction of approximately 2,300 persons. The remaining activities will be completed in 2001.

     DIVESTITURES: In 2000, the Company generated divestiture proceeds of $47.6 million. In the first quarter of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Products and Services segment for $28.3 million. The remaining $19.3 million of cash proceeds from the sale of assets represents plant, property and equipment sales across all businesses. During 1999, the Company made three significant divestitures, Palm Coast Utility Corporation, Carbon Industries, Inc. and assets of Community Development Corporation which in aggregate generated $96.5 million of cash. In addition, the Company generated $11.2 million of proceeds from property and equipment sales across all businesses. In 1998, the Company sold its automotive Brake and Chassis and Electrical Systems businesses, and the Barton fluid measurement and Pomona Electronics units for a total of $3.75 billion.

     SHARE REPURCHASE: During 1999 and 1998, the Company repurchased 8.1 million and 22.4 million shares, respectively, as part of its share repurchase program announced on July 29, 1998. The total cost of the share repurchases was $318.3 million and $787.1 million in 1999 and 1998, respectively. In 2000, 1999, and 1998, 1.7 million, 2.2 million, and 1.3 million shares, respectively, were repurchased to offset the dilutive effect of exercised stock options.

     DEBT AND CREDIT FACILITIES: Debt at December 31, 2000 was $1.04 billion, compared to $1.09 billion at December 31, 1999. Cash and cash equivalents were $88.7 million at December 31, 2000 compared to $181.7 million at December 31, 1999. In November 2000, the Company entered into a revolving credit agreement with 20 domestic and foreign banks, which expires in November 2005, and provides aggregate commitments of $1.0 billion. There were no borrowings under this facility at December 31, 2000. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread which reflects the Company's debt rating. The provisions of these agreements require the Company to maintain certain financial ratios. At December 31, 2000, the Company was in compliance with all financial covenants. The commitment fee on the revolving credit agreement is .125% of the total commitment, based on the Company's current debt rating. The agreement entered into in November 2000, replaced the Company's previous $1.5 billion credit agreement which expired in November 2000. The revolving credit agreement provides back-up for the Company's commercial paper program.

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

     To manage exposure to interest rate movements and to reduce its borrowing costs, the Company has borrowed in several currencies and from various sources and has used interest rate swaps. In May 2000, the Company entered into several fixed to floating interest rate swap agreements for a notional amount of $421.7 million. The interest expense on substantially all of the Company's long term debt is calculated on a variable, rather than fixed rate, basis. Terms of the agreements match the terms of the fixed debt and reference 3 month LIBOR.

     At December 31, 2000, the Company's short-term and long-term debt obligations, net of cash, were $949.6 million. Based on this position and the Company's overall exposure to interest rate changes, a 71 basis point change in interest rates (which is equivalent to 10% of the Company's weighted average short-term interest rate at December 31, 2000) on the Company's cash and marketable securities, and on its floating rate debt obligations and related interest rate derivatives, would have a $6.4 million effect on the Company's pretax earnings for the year ended December 31, 2000. An 85 basis point increase in long-term interest rates (equivalent to 10% of the Company's weighted average long-term interest rate at December 31, 2000) would have a $3.6 million effect on the fair value of the Company's fixed rate debt.

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

     A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives and other foreign currency denominated financial instruments, held as of December 31, 2000, would have an impact of approximately $0.4 million on the fair value of such instruments. The Company uses derivative instruments to hedge exposures, and as such, the quantification of the Company's market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company's underlying investment and transactional positions.

INCOME TAXES

     FOREIGN TAX CREDITS: As a global company, the Company makes provisions for, and pays taxes in numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for such taxes is generally available under U.S. tax laws when earnings are remitted, or deemed to be remitted, to the U.S. The Company expects to fully utilize credits generated through December 31, 2000 for income taxes paid in foreign jurisdictions.

     DEFERRED TAX ASSETS: The Company had net deferred tax assets of $367.6 million at December 31, 2000 and $356.8 million at December 31, 1999. The deferred tax assets for both periods are composed of U.S., foreign, and state and local deferred tax assets. These net deferred tax assets arise from temporary differences between assets and liabilities for financial reporting and tax purposes and primarily relate to reserves, employee benefits, and accelerated depreciation. It is management's expectation that the Company will have sufficient future taxable income from continuing operations to utilize its deductions in future periods.

ACCOUNTING PRONOUNCEMENTS

     The Company will adopt Statement of Financial Accounting Standards ("SFAS")

No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in the first quarter of 2001. SFAS 133, as amended by SFAS 138, will not have a material impact on the Company's combined results of operations, financial position, or cash flows.

     Effective October 1, 2000, the Company adopted SAB 101 "Revenue Recognition in Financial Statements" ("SAB 101") and EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). SAB 101 provides guidance on the recognition, presentation and disclosure of the revenue in the financial statements. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flow. The adoption of EITF 00-10 caused an increase in 2000 annual sales and cost of sales of approximately $16 million. The adoption of EITF 00-10 had no effect on operating income, net income, EPS, financial condition or cash flow of the Company.

RISKS AND UNCERTAINTIES

     SALES OF AUTOMOTIVE BUSINESSES: In 1998, the Company received notifications of claims from the buyers of the automotive businesses requesting post-closing adjustments to the purchase price under the provisions of the sales agreements. In 1999, those claims were submitted to arbitration. After a thorough review, the Company believes that the claims have little merit and is vigorously disputing them. Although it cannot be determined at this time whether or to what extent, if any, there will be a post-closing adjustment of the purchase prices as a result of the arbitration, the Company does not believe such adjustments would have a material adverse effect on the cash flow, results of operations, or financial condition of the Company on a consolidated basis.

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

     EURO CONVERSION ISSUE: The Company is addressing issues raised by the conversion to the Euro, such as assessing whether cross-border price transparency will affect price structures for similar products and adapting its information technology systems. The Company's efforts to adapt its systems differ at its various European operations. All operations are able to accommodate Euro-denominated invoicing and purchasing transactions. The Company's European operations are formulating plans to accommodate all Euro-denominated transactions and triangulation conventions by January 1, 2002, and some of these operations have already implemented the utilization of the Euro as a transactional currency. The Company anticipates that its costs in connection with the Euro conversion will not be material. Further, the Company does not anticipate that the conversion from the legacy currencies to the Euro will have a material adverse impact on its consolidated financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under "Liquidity and Capital Resources," "Market Risk Exposures," and "Risks and Uncertainties"), that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by the Company with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; foreign currency exchange rates; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions and divestitures and to effect cost reduction programs and various other factors referenced in this Management's Discussion and Analysis. In some areas the availability of energy sources may affect our production processes or customer demand for our products or services. In addition to these factors, our business segments may be affected by the more specific factors referred to below.

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

     Our Specialty Products business will be affected by the cyclical nature of the transportation industries; strikes at major auto producers; and international demand for marine and leisure products.

     Our Connectors & Switches business will be affected by the economic conditions in foreign markets, both those in which we currently participate, and those that we are trying to enter and the cyclical nature of the industry.

     The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is provided under the caption "Market Risk Exposures" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16, "Financial Instruments", to "Notes to Consolidated Financial Statements" herein.

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

     The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption "Executive Officers of the registrant."

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

     (b) On November 20, 2000, ITT Industries reported on Form 8-K that on November 10, 2000, it entered into a five-year Competitive Advance and Revolving Credit Facility Agreement with twenty banks for an aggregate amount of $1 billion.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Management........................................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Income Statements for the three years ended
  December 31, 2000.........................................   F-4
Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 2000.......................   F-5
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-6
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................   F-7
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 2000...............   F-8
Notes to Consolidated Financial Statements..................   F-9
Business Segment Information................................  F-24
Geographical Information....................................  F-25
Sales and Revenues by Product Category......................  F-25
Quarterly Results for 2000 and 1999.........................  F-27
Valuation and Qualifying Accounts...........................   S-1

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

/s/ LOUIS J. GIULIANO
------------------------------------------------------
Louis J. Giuliano
Chairman, President and
Chief Executive Officer

/s/ DAVID J. ANDERSON
------------------------------------------------------
David J. Anderson
Senior Vice President and
Chief Financial Officer

                      ITT INDUSTRIES, INC AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ITT Industries, Inc.:

     We have audited the consolidated financial statements of ITT Industries, Inc. (an Indiana corporation) and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, as set forth on the accompanying Index to Consolidated Financial Statements and Schedule. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

STAMFORD, CONNECTICUT
JANUARY 22, 2001

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                             Year ended December 31,
                                                    -----------------------------------------
                                                       2000           1999           1998
                                                       ----           ----           ----
                                                     (in millions, except per share amounts)
Sales and revenues................................   $4,829.4       $4,632.2       $4,492.7
Costs of sales and revenues.......................    3,195.3        3,265.8        3,165.9
Selling, general and administrative expenses......      749.8          691.4          734.4
Research, development and engineering expenses....      391.2          264.4          267.6
Restructuring and other special items.............         --           (4.6)         399.4
                                                     --------       --------       --------
Total costs and expenses..........................    4,336.3        4,217.0        4,567.3
                                                     --------       --------       --------
Operating income (loss)...........................      493.1          415.2          (74.6)
Interest expense, net.............................      (75.2)         (46.8)         (82.4)
Miscellaneous income (expense)....................        2.0            1.3           (3.0)
                                                     --------       --------       --------
Income (loss) from continuing operations before
  income taxes....................................      419.9          369.7         (160.0)
Income tax (expense) benefit......................     (155.4)        (136.8)          62.4
                                                     --------       --------       --------
Income (loss) from continuing operations..........      264.5          232.9          (97.6)
Discontinued operations:
  Operating income, net of tax of $53.1...........         --             --           83.2
  Gain on sales of ITT Automotive, net of tax of
     $835.0.......................................         --             --        1,546.9
                                                     --------       --------       --------
Net income........................................   $  264.5       $  232.9       $1,532.5
                                                     ========       ========       ========
EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations
  Basic...........................................   $   3.01       $   2.61       $   (.86)
  Diluted.........................................   $   2.94       $   2.53       $   (.86)
Discontinued operations
  Basic...........................................   $     --       $     --       $  14.41
  Diluted.........................................   $     --       $     --       $  14.41
Net income
  Basic...........................................   $   3.01       $   2.61       $  13.55
  Diluted.........................................   $   2.94       $   2.53       $  13.55
AVERAGE COMMON SHARES -- BASIC....................       87.9           89.2          113.1
AVERAGE COMMON SHARES -- DILUTED..................       90.0           92.0          113.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                Year ended December 31,
                                                              ----------------------------
                                                               2000      1999       1998
                                                              ------    ------    --------
                                                                     (in millions)
Net income..................................................  $264.5    $232.9    $1,532.5
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period......................   (69.1)    (23.3)       18.0
     Reclassifications included in net income...............    (5.6)       --      (182.7)
  Unrealized loss on investment securities..................    (1.6)     (0.2)       (2.1)
  Minimum pension liability.................................   (20.4)       --          --
                                                              ------    ------    --------
       Total other loss, before tax.........................   (96.7)    (23.5)     (166.8)
                                                              ------    ------    --------
  Income tax (expense) benefit related to other
     comprehensive loss.....................................    15.7     (11.6)      (19.1)
          Total other loss, after tax.......................   (81.0)    (35.1)     (185.9)
                                                              ------    ------    --------
Comprehensive income........................................  $183.5    $197.8    $1,346.6
                                                              ======    ======    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                              (in millions, except per
                                                                   share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   88.7      $  181.7
  Receivables, net..........................................      814.9         834.7
  Inventories, net..........................................      531.3         545.8
  Other current assets......................................       71.4          66.1
                                                               --------      --------
     Total current assets...................................    1,506.3       1,628.3
Plant, property and equipment, net..........................      865.4         847.0
Deferred income taxes.......................................      384.4         373.6
Goodwill, net...............................................    1,373.0       1,206.0
Other assets................................................      482.3         474.9
                                                               --------      --------
     Total non-current assets...............................    3,105.1       2,901.5
                                                               --------      --------
     TOTAL ASSETS...........................................   $4,611.4      $4,529.8
                                                               ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  386.0      $  383.1
  Accrued expenses..........................................      823.9         753.1
  Accrued taxes.............................................      392.9         364.9
  Notes payable and current maturities of long-term debt....      629.9         609.3
                                                               --------      --------
     Total current liabilities..............................    2,232.7       2,110.4
Pension benefits............................................      195.8         170.8
Postretirement benefits other than pensions.................      195.4         211.3
Long-term debt..............................................      408.4         478.8
Other liabilities...........................................      367.9         459.4
                                                               --------      --------
     Total non-current liabilities..........................    1,167.5       1,320.3
                                                               --------      --------
     TOTAL LIABILITIES......................................    3,400.2       3,430.7
Shareholders' Equity:
  Common stock: Authorized -- 200,000,000 shares, $1 par
  value per share
  Outstanding -- 87,914,595 shares..........................       87.9          87.9
  Retained earnings.........................................    1,306.9       1,113.8
  Accumulated other comprehensive loss......................     (183.6)       (102.6)
                                                               --------      --------
     Total shareholders' equity.............................    1,211.2       1,099.1
                                                               --------      --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............   $4,611.4      $4,529.8
                                                               ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year ended December 31,
                                                            -------------------------------
                                                             2000       1999        1998
                                                            -------    -------    ---------
                                                                     (in millions)
OPERATING ACTIVITIES
Net income................................................  $ 264.5    $ 232.9    $ 1,532.5
Discontinued operations:
  Operating income........................................       --         --        (83.2)
  Gain on sales of ITT Automotive.........................       --         --     (1,546.9)
                                                            -------    -------    ---------
Income (loss) from continuing operations..................    264.5      232.9        (97.6)
Adjustments to income (loss) from continuing operations:
  Depreciation............................................    150.6      144.3        157.5
  Amortization............................................     51.2       36.8         38.1
  Restructuring and other special items...................       --       (4.6)       430.5
Payments made for restructuring and other special items...    (25.9)     (60.0)       (25.1)
Change in receivables, inventories, accounts payable, and
  accrued expenses........................................    (26.9)       4.5       (112.5)
Change in accrued and deferred taxes......................     44.2       43.4       (136.4)
Other, net................................................    (43.1)     (54.1)       (66.0)
                                                            -------    -------    ---------
  Net Cash -- operating activities........................    414.6      343.2        188.5
                                                            -------    -------    ---------
INVESTING ACTIVITIES
Additions to plant, property and equipment................   (180.6)    (227.9)      (212.9)
Acquisitions..............................................   (192.0)    (544.8)       (79.6)
Proceeds from sale of assets and businesses...............     47.6      107.7      3,745.1
Other, net................................................     (1.3)       4.5          3.9
                                                            -------    -------    ---------
  Net Cash -- investing activities........................   (326.3)    (660.5)     3,456.5
                                                            -------    -------    ---------
FINANCING ACTIVITIES
Short-term debt, net......................................    (43.5)     426.0     (1,419.8)
Long-term debt repaid.....................................    (21.1)     (83.8)       (61.4)
Long-term debt issued.....................................      0.9        3.1          9.0
Repurchase of common stock................................    (54.0)    (402.6)      (830.8)
Dividends paid............................................    (52.9)     (55.5)       (70.5)
Other, net................................................     26.6       29.8         39.5
                                                            -------    -------    ---------
  Net Cash -- financing activities........................   (144.0)     (83.0)    (2,334.0)
                                                            -------    -------    ---------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS........    (28.0)     (14.5)         2.4
NET CASH -- DISCONTINUED OPERATIONS.......................     (9.3)    (284.4)      (624.7)
                                                            -------    -------    ---------
Increase (decrease) in cash and cash equivalents..........    (93.0)    (699.2)       688.7
Cash and cash equivalents -- beginning of year............    181.7      880.9        192.2
                                                            -------    -------    ---------
CASH AND CASH EQUIVALENTS -- END OF YEAR..................  $  88.7    $ 181.7    $   880.9
                                                            =======    =======    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest................................................  $  82.3    $  76.4    $   121.8
  Income taxes............................................  $ 108.6    $  42.1    $   107.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                             Shares Outstanding               Dollars
                                             -------------------   ------------------------------
YEAR ENDED DECEMBER 31,                      2000   1999   1998      2000       1999       1998
-----------------------                      ----   ----   -----   --------   --------   --------
                                               (amounts in millions, except per share amounts)
COMMON STOCK
Beginning balance..........................  87.9   96.0   118.4   $   87.9   $   96.0   $  118.4
  Stock incentive plans....................   1.7    2.2     1.3        1.7        2.2        1.3
  Repurchases..............................  (1.7)  (2.2)   (1.3)      (1.7)      (2.2)      (1.3)
  Stock repurchase program.................    --   (8.1)  (22.4)        --       (8.1)     (22.4)
                                             ----   ----   -----   --------   --------   --------
  Ending balance...........................  87.9   87.9    96.0   $   87.9   $   87.9   $   96.0
                                             ----   ----   -----   --------   --------   --------
CAPITAL SURPLUS
Beginning balance..........................                        $     --   $     --   $  397.0
  Stock incentive plans....................                              --         --       28.7
  Repurchases..............................                              --         --      (46.9)
  Stock repurchase program.................                              --         --     (378.8)
                                                                   --------   --------   --------
  Ending balance...........................                        $     --   $     --   $     --
                                                                   --------   --------   --------
RETAINED EARNINGS
Beginning balance..........................                        $1,113.8   $1,271.5   $  188.5
  Net income...............................                           264.5      232.9    1,532.5
  Common stock dividend declared -- $.60,
     $.60 and $.60.........................                           (52.9)     (53.4)     (68.1)
  Repurchases..............................                           (18.5)    (337.2)    (381.4)
                                                                   --------   --------   --------
  Ending balance...........................                        $1,306.9   $1,113.8   $1,271.5
                                                                   --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS):
  Unrealized Loss on Investment Securities
     Beginning balance.....................                        $   (0.7)  $   (0.5)  $    1.6
     Unrealized loss.......................                            (1.6)      (0.2)      (2.1)
                                                                   --------   --------   --------
     Ending balance........................                        $   (2.3)  $   (0.7)  $   (0.5)
                                                                   --------   --------   --------
  Minimum Pension Liability
     Beginning balance.....................                        $     --   $     --   $     --
     Recognition of minimum pension
       liability...........................                           (12.9)        --         --
                                                                   --------   --------   --------
     Ending balance........................                        $  (12.9)  $     --   $     --
                                                                   --------   --------   --------
  Cumulative Translation Adjustments
     Beginning balance.....................                        $ (101.9)  $  (67.0)  $  116.8
     Translation of foreign currency
       financial statements................                           (66.5)     (34.9)      21.0
     Sale of net foreign investments.......                              --         --     (204.8)
                                                                   --------   --------   --------
     Ending balance........................                        $ (168.4)  $ (101.9)  $  (67.0)
                                                                   --------   --------   --------
  Total accumulated other comprehensive
     loss..................................                        $ (183.6)  $ (102.6)  $  (67.5)
                                                                   --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY.................                        $1,211.2   $1,099.1   $1,300.0
                                                                   ========   ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1 ACCOUNTING POLICIES

     CONSOLIDATION PRINCIPLES: The consolidated financial statements include the accounts of ITT Industries, Inc. (the "Company") and all majority owned subsidiaries. Investments in unconsolidated companies where management exercises significant influence are accounted for using the equity method. All significant intercompany transactions have been eliminated.

     SALES AND REVENUE RECOGNITION: The Company recognizes revenues as services are rendered and recognizes sales as products are shipped to customers. Our Defense Products & Services business recognizes sales and revenues based on unit of delivery, milestone achievement, completion of contract or based on costs incurred for cost reimbursable contracts, depending on the type of contract and contract terms and conditions. Expected losses on long-term contracts are recognized when events and circumstances indicate that a loss will be incurred.

     RESEARCH, DEVELOPMENT AND ENGINEERING: Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred, except to the extent recoverable under existing contracts. Approximately 74.6%, 57.8% and 67.4% of total RD&E costs were expended pursuant to customer contracts for each of the three years ended December 31, 2000, 1999, and 1998, respectively.

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES: Most inventories are valued at the lower of cost (first-in, first-out or "FIFO") or market. A full absorption procedure is employed using standard cost techniques that are customarily reviewed and adjusted annually. Potential losses from obsolete and slow-moving inventories are provided for when identified. Domestic inventories valued under the last-in, first-out ("LIFO") method represent 13.0% and 11.3% of total 2000 and 1999 inventories, respectively. There would not have been a material difference in the value of inventories, if the FIFO method had been used by the Company to value all inventories.

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

     FOREIGN CURRENCY TRANSLATION: Balance sheet accounts are translated at the exchange rate in effect at each year-end and income accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the foreign companies are generally the functional currencies. Gains from foreign currency transactions are reported currently in selling, general and administrative expenses and were $2.5, $2.8 and $2.2 in 2000, 1999, and 1998, respectively.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses a variety of derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps, as a means of hedging exposure to interest rate and foreign currency risks.

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

NOTE 2 CHANGES IN ACCOUNTING POLICIES

     The Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") beginning January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

     Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

"Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flow.

     Effective October 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales. Sales and cost of sales in 2000 increased by approximately $16 due to the adoption of EITF 00-10. The adoption of EITF 00-10 had no effect on operating income, net income, EPS, financial condition or cash flow of the Company. The Company did not restate sales and cost of sales for years prior to 2000, since it was impractical to do so.

     In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency financial statements, as adjusted by hedges of net foreign investments, certain investment securities, and an additional minimum pension liability adjustment.

NOTE 3 ACQUISITIONS

     On November 3, 2000 the Company acquired Man-Machine Interface ("MMI"), a mobile phone switch producer, from TRW Inc. for $61.9. The purchase price exceeded the fair value of the net assets acquired by $43.5 and the excess has been recorded as goodwill, which is being amortized over a 25 year period. MMI is a technology leader and produces a wide array of the latest switches and keypads for mobile phones. Annual sales of MMI approximate $53.

     On June 26, 2000 the Company acquired C&K Components Inc.("C&K") a privately held company, for $106.9, net of cash acquired. The purchase price exceeded the fair value of net assets acquired by $116.2 and the excess has been recorded as goodwill, which is being amortized over a 30 year period. C&K has annual sales of approximately $113, and is a worldwide leader in the design and manufacture of switches for the telecommunications, computer and electronic equipment markets.

     On December 14, 1999 the Company completed the purchase of Stanford Telecommunications Inc.'s ("Stel") space and defense communications businesses for $192.7. The purchase price exceeded the fair value of the net assets acquired by $160.6 and the excess has been recorded as goodwill, which is being amortized over a 40 year period. These units of Stel have annual sales of approximately $142 and are leading designers, manufacturers and marketers of advanced digital communication products and systems.

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

     During 2000, the Company also completed several small acquisitions for a combined total

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
of $23.2. In 1999 the Company also acquired Sanitaire Corporation, Hydro Air Industries, K and M Electronics, Inc., and the assets of Energy Machine Service, Inc., and made an equity investment in EarthWatch, for a total of $101.7.

     All acquisitions were accounted for using the purchase method. The purchase price allocations for the 2000 acquisitions have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. The pro forma effect on the Company's net income and earnings per share for these acquisitions, as though the acquisitions occurred as of January 1 of each year, is not material.

NOTE 4 RESTRUCTURING AND OTHER SPECIAL ITEMS
     During 1998, the Company recorded restructuring and other special items of $20.1 in the first quarter, $10.7 in the second quarter, and $368.6 in the fourth quarter. The actions taken affected all four segments. Restructuring and other special items for the year ended December 31, 1998 are detailed in the following table:

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

     Asset write-offs were taken when current events and circumstances indicated that asset values were impaired using the criteria of SFAS No. 121. Write-offs at Connectors & Switches related to assets which were idle or taken out of service, because sales volumes did not materialize, and assets which were deemed to be impaired because their net book values exceeded the estimated future cash flows to be generated by those assets. The majority of the idle assets had no value because of their specialized nature or because of their poor condition and have been written off. The impaired assets were written down to estimated fair values. Write-offs also included certain capitalized software costs which had no future utility since the business chose to implement a new software platform. Goodwill in the amount of $6.6, which was related to two products, was also written off. Assets in Defense Products & Services that were expected to be sold were written down to fair value. Pumps & Complementary Products undertook a review of certain of its operations where current events and circumstances indicated that asset values may be impaired. It was determined that goodwill of $22.5 related to operations in Venezuela and Mexico had no value, and that assets of the Richter business were overvalued by approximately $9.1. Also included in the charge were write-offs of $11.1 related to information systems which were no longer used due to migrations to new information system platforms, and other asset write-downs of $10.2. At Corporate,

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
the Company wrote the net assets held for sale of three non-core businesses down to fair value.

     Other at Corporate of $30.2 included a charge of $44.2, net of expected future recoveries, for anticipated costs to remediate certain environmental sites and gains on the sale of two non-core businesses. Additional environmental charges of $3.3 were recorded in Specialty Products.

     During the fourth quarter of 1999, the Company assessed its 1998 restructuring reserves, determined that activities related to those reserves would be completed for $44.8 less than originally estimated, and reversed the related reserve into income. The excess was primarily the result of favorable experience in employee separations and asset disposal costs that were not required. As of December 31, 2000, the Company had closed 19 of the planned 25 facilities, discontinued all of the planned 19 product lines, and reduced the workforce by 2,136, or approximately 93% of the revised planned aggregate reduction of approximately 2,300 persons. The remaining 1998 restructuring activities will be completed in early 2001.

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
                                                                  =====          =====       =====

     The 1999 restructuring activities involved the closure of facilities and sales offices and reduction of workforce. In Connectors & Switches, a factory will be closed with a portion of the business being relocated. In Defense Products & Services, several positions at two divisions were eliminated in 2000. Pumps & Complementary Products closed two facilities and related service offices and also consolidated the operations of one warehouse into existing facilities. In Specialty Products, a workforce reduction occurred at one facility. Among the business segments, $8.7 of the estimated $12.1 severance costs have been incurred as of December 31, 2000. These costs were associated with a workforce reduction of 226 of the revised plan of 324 persons.

     Pumps & Complementary Products wrote down $15.6 of goodwill at an unprofitable Far East operation based on the management's future cash flow projections of the business. Defense Products & Services wrote off $4.4 of goodwill related to a product line sold in January 2000.

     The following table displays a rollforward of the restructuring reserves:

                             Balance    Payments                1999     Balance    Payments   Balance
                             December     and                   Cash     December     and      December
                             31, 1998    Other     Reversals   Charges   31, 1999    Other     31, 2000
                             --------   --------   ---------   -------   --------   --------   --------
Connectors & Switches......   $ 42.7     $(13.4)    $(16.5)     $ 5.7     $18.5      $ (5.7)    $12.8
Defense Products &
  Services.................     15.1       (3.6)      (8.6)       0.3       3.2        (1.3)      1.9
Pumps & Complementary
  Products.................     73.8      (43.5)     (19.7)       6.4      17.0       (14.5)      2.5
Specialty Products.........      1.8       (0.7)        --        2.4       3.5        (3.2)      0.3
Corporate and Other........      5.0       (2.5)        --         --       2.5        (1.5)      1.0
                              ------     ------     ------      -----     -----      ------     -----
TOTAL......................   $138.4     $(63.7)    $(44.8)     $14.8     $44.7      $(26.2)    $18.5
                              ======     ======     ======      =====     =====      ======     =====

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5 DISCONTINUED OPERATIONS

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

     The Company received notifications of claims from Valeo, SA and Continental AG requesting post-closing adjustments to the purchase price under the provisions of the sales contracts, based upon a number of accounting issues relating to the calculation of the net worth of the businesses sold. Those claims have been submitted to arbitration. After a thorough review, the Company believes that the claims have little merit and is vigorously disputing them. Although it cannot be determined at this time whether or to what extent, if any, there will be post-closing adjustments of the purchase price as a result of the arbitration, management does not believe such adjustments would have a material adverse effect on the cash flow, results of operations or financial condition of the Company on a consolidated basis.

NOTE 6 INCOME TAXES

     Income tax data from continuing operations is as follows:

                                                                   For the years ended
                                                                      December 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Pretax income (loss)
  U.S. .....................................................  $ 171.2    $ 154.4    $(142.0)
  Foreign...................................................    248.7      215.3      (18.0)
                                                              -------    -------    -------
                                                              $ 419.9    $ 369.7    $(160.0)
                                                              =======    =======    =======
(Provision) benefit for income tax
Current
  U.S. federal..............................................  $ (58.1)   $   3.8    $  14.8
  State and local...........................................     (8.3)     (15.2)      (7.3)
  Foreign...................................................    (93.2)    (107.9)      15.7
                                                              -------    -------    -------
                                                               (159.6)    (119.3)      23.2
                                                              -------    -------    -------
Deferred
  U.S. federal..............................................      3.1      (52.1)      48.0
  State and local...........................................       --        6.4       (0.1)
  Foreign...................................................      1.1       28.2       (8.7)
                                                              -------    -------    -------
                                                                  4.2      (17.5)      39.2
                                                              -------    -------    -------
Total income tax (expense) benefit..........................  $(155.4)   $(136.8)   $  62.4
                                                              =======    =======    =======

     A reconciliation of the tax (provision) benefit at the U.S. statutory rate to the effective income tax (expense) benefit rate as reported is as follows:

                                                                For the years ended
                                                                   December 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Tax (provision) benefit at U.S. statutory rate..............  (35.0)%  (35.0)%   35.0%
Foreign tax rate differential...............................   (1.5)     9.0      2.0
Taxes on repatriation of foreign earnings...................    0.3     (6.9)     5.7
State income taxes, net of federal benefit..................   (1.3)    (1.5)    (3.0)
Goodwill....................................................   (1.9)    (4.5)    (5.3)
Research & development credit...............................    1.5      1.3      3.9
Tax benefit of foreign sales corporation....................    0.6      0.5      0.8
Other.......................................................    0.3      0.1     (0.1)
                                                              -----    -----    -----
Effective income tax (expense) benefit rate.................  (37.0)%  (37.0)%   39.0%
                                                              =====    =====    =====

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.
     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                                                December 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Employee benefits...........................................  $ 32.5    $ 30.0
Accelerated depreciation....................................   (13.3)    (19.6)
Reserves....................................................   298.7     285.5
Long-term contracts.........................................     4.6       9.0
Uniform capitalization......................................    12.3       7.2
Loss carryforward...........................................    14.4        --
Other.......................................................    18.4      44.7
                                                              ------    ------
                                                              $367.6    $356.8
                                                              ======    ======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $110.9, since these amounts are permanently reinvested.

     As of December 31, 2000 the Company has approximately $2.5 of foreign tax credit carryforwards available to reduce future tax liabilities. The credit carryforwards will expire as follows: $1.0, December 31, 2001, $1.2, December 31, 2002 and $0.3, December 31, 2004.

     Shareholders' equity at December 31, 2000 and 1999 reflects tax benefits related to the exercise of stock options of approximately $8.1 and $11.5, respectively.

NOTE 7 EARNINGS PER SHARE

     A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

                                                                 For the years ended
                                                                     December 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Basic Earnings (Loss) Per Share
  Income (loss) from continuing operations available to
    common shareholders.....................................  $264.5    $232.9    $(97.6)
  Average common shares outstanding.........................    87.9      89.2     113.1
                                                              ------    ------    ------
Basic earnings (loss) per share.............................  $ 3.01    $ 2.61    $ (.86)
                                                              ======    ======    ======
Diluted Earnings (Loss) Per Share
  Income (loss) from continuing operations available to
    common shareholders.....................................  $264.5    $232.9    $(97.6)
  Average common shares outstanding.........................    87.9      89.2     113.1
  Add: Stock options........................................     2.1(1)    2.8(2)     --(3)
                                                              ------    ------    ------
  Average common shares outstanding on a diluted basis......    90.0      92.0     113.1
                                                              ------    ------    ------
Diluted earnings (loss) per share...........................  $ 2.94    $ 2.53    $ (.86)
                                                              ======    ======    ======

(1) Options to purchase 3,429,883 shares of common stock at an average price of $36.34 per share were outstanding at December 31, 2000 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire between 2008 and 2010.

(2) Options to purchase 1,559,201 shares of common stock at an average price of $39.54 per share were outstanding at December 31, 1999 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2009.

(3) Stock options of 3,291,544 at the end of 1998 were not included in the computation of diluted earnings per share, because the Company had a loss from continuing operations and inclusion of the options would be antidilutive.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8 RECEIVABLES, NET

     Receivables consist of the following:

                                                                December 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Trade.......................................................  $820.0    $738.5
Accrued for completed work..................................      --      32.3
Other.......................................................    15.9      86.0
Less -- reserves............................................   (21.0)    (22.1)
                                                              ------    ------
                                                              $814.9    $834.7
                                                              ======    ======

NOTE 9 INVENTORIES, NET

     Inventories consist of the following:

                                                                December 31,
                                                              -----------------
                                                               2000      1999
                                                              ------    -------
Finished goods..............................................  $181.6    $ 186.5
Work in process.............................................   183.5      263.1
Raw materials...............................................   210.0      209.1
Less -- progress payments...................................   (43.8)    (112.9)
                                                              ------    -------
                                                              $531.3    $ 545.8
                                                              ======    =======

NOTE 10 OTHER CURRENT ASSETS

     At December 31, 2000 and 1999, other current assets consist primarily of advance payments on contracts, prepaid expenses and capitalized tooling costs.

NOTE 11 PLANT, PROPERTY AND EQUIPMENT, NET

     Plant, property and equipment consists of the following:

                                                                   December 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Land and improvements.......................................  $    59.3    $    66.1
Buildings and improvements..................................      370.8        343.4
Machinery and equipment.....................................    1,202.0      1,186.0
Construction work in progress...............................       99.8         86.3
Other.......................................................      393.7        368.9
                                                              ---------    ---------
                                                                2,125.6      2,050.7
Less -- accumulated depreciation and amortization...........   (1,260.2)    (1,203.7)
                                                              ---------    ---------
                                                              $   865.4    $   847.0
                                                              =========    =========

NOTE 12 GOODWILL, NET
     Goodwill consists of the following:

                                                                  December 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Goodwill....................................................  $1,474.7    $1,271.1
Less -- accumulated amortization............................    (101.7)      (65.1)
                                                              --------    --------
                                                              $1,373.0    $1,206.0
                                                              ========    ========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13 OTHER ASSETS

     At December 31, 2000 and 1999, other assets primarily consists of prepaid pension and employee benefit plan costs, equity investments, and expected recoveries from third parties in relation to environmental and other claims.

NOTE 14 LEASES AND RENTALS

     The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, computers, and other equipment. Such leases expire at various dates and may include renewals and escalations. The Company often pays maintenance, insurance, and tax expense related to leased assets. Rental expenses under operating leases were $55.5, $51.8 and $45.3 for 2000, 1999 and 1998, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2000 are shown below.

2001........................................................  $ 55.0
2002........................................................    44.0
2003........................................................    32.5
2004........................................................    25.8
2005........................................................    22.5
2006 and thereafter.........................................   110.8
                                                              ------
Total minimum lease payments................................  $290.6
                                                              ======

NOTE 15 DEBT

     Debt consists of the following:

                                                                December 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Commercial paper............................................  $473.0    $512.6
Short-term loans............................................    83.1      85.1
Current maturities of long-term debt........................    73.8      11.6
                                                              ------    ------
Notes payable and current maturities of long-term debt......  $629.9    $609.3
                                                              ======    ======

                                                                            Interest
                       Long-term debt                          Maturity       rate       2000      1999
                       --------------                          --------     --------     ----      ----
Notes and debentures:                                           7/1/2001     6.500%     $ 58.6    $ 58.6
                                                                8/1/2001     8.250%       13.6      13.6
                                                               6/15/2003     8.875%       13.5      13.5
                                                                2/1/2008     8.875%       13.2      13.2
                                                                5/1/2011     6.500%       31.7      31.7
                                                                7/1/2011     7.500%       37.4      37.4
                                                               2/15/2021     9.750%       19.1      19.1
                                                               4/15/2021     9.500%       13.6      13.6
                                                              11/15/2025     7.400%      250.0     250.0
                                                               8/25/2048          (1)     41.0      42.7
Other.......................................................  2000--2014          (2)     21.3      31.2
                                                                                        ------    ------
Subtotal notes and debentures...............................                             513.0     524.6
Less -- unamortized discount................................                             (30.8)    (36.8)
Capital leases..............................................                                --       2.6
                                                                                        ------    ------
Long-term debt..............................................                             482.2     490.4
Less -- current maturities..................................                             (73.8)    (11.6)
                                                                                        ------    ------
Net long-term debt..........................................                            $408.4    $478.8
                                                                                        ======    ======

(1) The interest rate for the note/debenture was 6.60% and 6.195% at December 31, 2000 and 1999, respectively.

(2) The weighted average interest rate was 6.797% and 6.974% at December 31, 2000 and 1999, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Principal payments required on long-term debt for the next five years are:

2001   2002   2003    2004   2005
----   ----   ----    ----   ----
$73.8  $4.4   $14.6   $1.0   $3.2
-----  ----   -----   ----   ----

     The weighted average interest rate for short-term borrowings was 7.10% and 6.70% at December 31, 2000 and 1999, respectively. The fair value of the Company's short-term loans approximates carrying value. The fair value of the Company's long-term debt is estimated based on current rates indicated to the Company for debt with similar remaining maturities. As of December 31, 2000, the fair value of the long-term debt was $560.0, compared to the fair value of $484.9, at December 31, 1999. The year to year increase in fair value reflects the decline in interest rates experienced during 2000.

     In November 2000, the Company entered into a revolving credit agreement, which expires in November 2005, with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain certain financial ratios. At December 31, 2000 the Company was in compliance with all financial covenants. The commitment fee on the revolving credit agreement is
 .125% of the total commitment, based on the Company's current debt ratings. This agreement replaced the prior revolving credit agreement, which expired in November 2000. The revolving credit agreement serves as backup for the commercial paper program.

     On August 1, 1999, the Company redeemed all of its outstanding 9 1/4% senior debentures with a maturity date of July 15, 2001 and a value at maturity of $18.9, and it redeemed all of its 8 3/4% senior debentures with a maturity date of March 1, 2006 and a value at maturity of $7.8. Both were redeemed in conformity with relevant call provisions.

     Assets pledged to secure indebtedness (including mortgage loans) amount to approximately $35.4 as of December 31, 2000.

NOTE 16 FINANCIAL INSTRUMENTS

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

     FINANCING STRATEGIES AND INTEREST RATE RISK MANAGEMENT: The Company maintains a multi-currency debt portfolio to fund its operations. The Company at times uses interest rate swaps to manage the Company's debt portfolio, the related financing costs, and interest rate structure.

     At December 31, 2000, the Company had interest rate swaps outstanding with notional values totaling $421.7. The swaps were designed to manage the interest rate exposure associated with certain short and long-term debt. The swaps, mature at various dates through 2025 and effectively convert the aforementioned debt from fixed to variable rate borrowings. The variable interest rates are based on 3 month LIBOR rates plus a spread, which reflects the Company's debt rating, and the coupon of the underlying long-term obligations. The weighted average variable and fixed interest rates were 6.47% and 7.35% at December 2000.

     At December 31, 1999, the Company had interest rate swaps outstanding with notional

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
values totaling 150 million Deutsche Marks. These swaps were designed to manage the interest exposure of the Company's short-term debt. The interest rate swap agreements matured in March and April of 2000 and required the Company to pay interest at fixed rates averaging 6.96% and receive interest at floating rates based on the Frankfurt Interbank Offered Rate ("FIBOR"), which averaged 3.29% over the terms of the contracts.

     FOREIGN CURRENCY RISK MANAGEMENT: The Company has significant foreign operations and conducts business in various foreign currencies. The Company may periodically hedge net investments in currencies other than its own functional currency and non-functional currency cash flows and obligations, including intercompany financings. Changes in the spot rate of debt instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of shareholders' equity. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

     At December 31, 2000 and 1999, the Company held foreign currency forward contracts with notional amounts totaling approximately $60 and $79, respectively, to hedge various foreign currency exposures. The contracts outstanding at December 31, 2000 will mature during the first quarter of 2001.

     FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS: The fair values of the Company's derivative financial instruments are as follows:

                                                                       (Payable)/Receivable
                                                              --------------------------------------
                                                                DEC. 31, 2000        DEC. 31, 1999
                                                              -----------------    -----------------
                                                              CARRYING    FAIR     Carrying    Fair
                                                               AMOUNT     VALUE     Amount     Value
                                                              --------    -----    --------    -----
Interest rate swaps.........................................    $2.8      $42.5     $(2.3)     $(2.3)
Currency forwards/swaps.....................................    (0.8)      (0.6)      1.9        2.6
                                                                ====      =====     =====      =====

     The following methods and assumptions were used to estimate the fair value of these derivative financial instruments:

     INTEREST RATE SWAP AGREEMENTS: The fair value of interest rate swap agreements is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements at the reporting date.

     Receivable or payable amounts are accrued monthly based on the interest rate differentials of derivatives and are reflected in interest expense as a hedge of interest on outstanding debt.

     FOREIGN CURRENCY EXCHANGE CONTRACTS: The fair values associated with the foreign currency contracts have been estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

NOTE 17 EMPLOYEE BENEFIT PLANS

     PENSION PLANS: The Company sponsors numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments and real estate. In addition to Company sponsored pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company's contribution to such plans amounted to $1.5, $1.3, and $1.1 for the years ended 2000, 1999, and 1998, respectively.

     POSTRETIREMENT HEALTH AND LIFE: The Company provides health care and life insurance benefits for certain eligible retired employees. The Company has pre-funded a portion of the health care and life insurance obligations, where such prefunding can be accomplished on a tax effective basis. The plans' assets are comprised of a broad range of domestic and foreign

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
securities, fixed income investments, and real estate.

     INVESTMENT AND SAVINGS PLANS: The Company sponsors numerous defined contribution savings plans which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $19.1, $18.2, $17.9 for the years ended 2000, 1999, and 1998, respectively.
     The first table below contains a reconciliation of the changes in the benefit obligations, the changes in plan assets, and the weighted average assumptions for the periods ending December 31, 2000 and 1999, respectively. The second table below contains the components of net periodic benefit cost for the years ended 2000, 1999, and 1998, respectively.

                                                                    Pension             Other Benefits
                                                              --------------------    ------------------
                                                                2000        1999       2000       1999
                                                              --------    --------    -------    -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................  $3,091.0    $3,334.1    $ 425.1    $ 469.2
  Service cost..............................................      56.7        70.9        4.3        5.1
  Interest cost.............................................     241.4       216.7       33.2       30.6
  Amendments made during the year...........................       0.9         4.6      (10.3)        --
  Actuarial (gain) loss.....................................     280.3      (294.9)      54.9      (40.5)
  Obligations of acquired companies.........................      19.8          --         --         --
  Effect of plan curtailment................................        --          --         --       (3.1)
  Benefits paid.............................................    (232.4)     (229.5)     (36.7)     (36.2)
  Effect of currency translation............................     (15.4)      (10.9)        --         --
                                                              --------    --------    -------    -------
  Benefit obligation at end of year.........................  $3,442.3    $3,091.0    $ 470.5    $ 425.1
                                                              ========    ========    =======    =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............  $3,859.5    $3,382.2    $ 255.7    $ 203.8
  Actual return on plan assets..............................      (9.8)      692.0       (0.7)      31.7
  Assets of acquired companies..............................      23.3          --         --         --
  Employer contributions....................................       6.9         5.9         --       25.5
  Employee contributions....................................       0.7         0.8         --         --
  Benefits paid.............................................    (218.4)     (217.6)     (13.9)      (5.3)
  Effect of currency translation............................     (10.1)       (3.8)        --         --
                                                              --------    --------    -------    -------
  Fair value of plan assets at end of year..................  $3,652.1    $3,859.5    $ 241.1    $ 255.7
                                                              ========    ========    =======    =======
  Funded status.............................................  $  209.8    $  768.5    $(229.4)   $(169.4)
  Unrecognized net transition asset.........................       0.7        (5.4)        --         --
  Unrecognized net actuarial (gain) loss....................    (188.0)     (779.2)      58.8      (21.5)
  Unrecognized prior service cost...........................      42.1        48.8      (24.8)     (20.4)
  Minimum pension liability adjustment......................     (25.2)         --         --         --
                                                              --------    --------    -------    -------
  Prepaid (accrued) benefit cost recognized in the balance
    sheet...................................................  $   39.4    $   32.7    $(195.4)   $(211.3)
                                                              ========    ========    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
  Discount rate.............................................      7.39%       7.60%      7.50%      7.75%
  Expected return on plan assets............................      9.73%       9.62%      9.75%      9.75%
  Rate of future compensation increase......................      4.90%       4.90%      5.00%      5.00%

                                                         Pension                     Other Benefits
                                              -----------------------------    --------------------------
                                               2000       1999       1998       2000      1999      1998
                                              -------    -------    -------    ------    ------    ------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost..............................  $  56.7    $  70.9    $  58.4    $  4.3    $  5.1    $  4.8
  Interest cost.............................    241.4      216.7      215.4      33.2      30.6      31.2
  Expected return on plan assets............   (302.8)    (270.8)    (252.4)    (24.0)    (19.4)    (18.1)
  Amortization of transitional asset........     (5.8)      (5.8)      (5.9)       --        --        --
  Amortization of net actuarial (gain)
    loss....................................      1.7        9.8        6.4      (0.7)      0.2      (0.7)
  Amortization of prior service cost........      8.6        8.3       10.7      (5.9)     (4.7)     (4.7)
  Effect of plan curtailment................       --         --         --        --      (3.1)       --
                                              -------    -------    -------    ------    ------    ------
  Net periodic benefit cost.................  $  (0.2)   $  29.1    $  32.6    $  6.9    $  8.7    $ 12.5
                                              -------    -------    -------    ------    ------    ------

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 6.5% for 2000. It has been assumed that the rate will be 8.0% for 2001, decreasing ratably to 6.0% in 2006. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $25.9 and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
the aggregate service and interest cost components by $2.3; a decrease of one percent in the trend rate would reduce the benefit obligation by $22.1 and the aggregate service and interest cost components by $2.0. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

NOTE 18 SHAREHOLDERS' EQUITY

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

     As of December 31, 2000 and 1999, 57,243,719 shares of Common Stock were held in treasury.

     STOCK INCENTIVE PLANS: The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods. Certain options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. In 2000, 1999, and 1998, the Company made shares available for the exercise of stock options by purchasing shares in the open market.

     A summary of the status of the Company's stock option incentive plans as of December 31, 2000, 1999, and 1998, and changes during the years then ended is presented below (shares in thousands):

                                   2000
                         -------------------------             1999                        1998
                                     WEIGHTED-       -------------------------   -------------------------
                                      AVERAGE                 Weighted-Average            Weighted-Average
                         SHARES    EXERCISE PRICE    Shares    Exercise Price    Shares    Exercise Price
                         ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at
  beginning of year....  11,752        $23.95        12,175        $21.24        11,457        $19.31
Granted................   1,938         33.13         1,835         39.22         2,108         31.18
Exercised..............  (1,737)        18.89        (2,166)        21.06        (1,255)        19.62
Canceled or expired....     (97)        29.06           (92)        38.23          (135)        28.11
                         ------        ------        ------        ------        ------        ------

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                   2000
                         -------------------------             1999                        1998
                                     WEIGHTED-       -------------------------   -------------------------
                                      AVERAGE                 Weighted-Average            Weighted-Average
                         SHARES    EXERCISE PRICE    Shares    Exercise Price    Shares    Exercise Price
                         ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at end of
  year.................  11,856        $26.15        11,752        $23.95        12,175        $21.24
                         ======        ======        ======        ======        ======        ======
Options exercisable at
  year-end.............   8,721        $22.81        10,030        $21.34        10,347        $19.47
                         ======        ======        ======        ======        ======        ======
Weighted-average fair
  value of options
  granted during the
  year.................                $18.22                      $17.78                      $11.68
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

                                                                 2000      1999       1998
                                                                ------    ------    --------
Net income
  As reported...............................................    $264.5    $232.9    $1,532.5
  Pro forma.................................................     245.5     217.2     1,520.1
Basic earnings per share
  As reported...............................................    $ 3.01    $ 2.61    $  13.55
  Pro forma.................................................      2.79      2.44       13.44
Diluted earnings per share
  As reported...............................................    $ 2.94    $ 2.53    $  13.55
  Pro forma.................................................      2.73      2.36       13.44

     Because the method of accounting prescribed by SFAS No. 123 is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma effect may not be representative of that expected in future years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 2000, 1999, and 1998: dividend yield of 1.99%, 2.01%, and 2.14% respectively; expected volatility of 63%, 51%, and 38%, respectively; expected life of six years; and risk-free interest rates of 6.73%, 4.82%, and 5.66%, respectively.

     The following table summarizes information about the Company's stock options at December 31, 2000 (shares in thousands):

                           Options Outstanding                                   Options Exercisable
--------------------------------------------------------------------------    --------------------------
                                      Weighted-Average
Range of                                 Remaining        Weighted-Average              Weighted-Average
Exercise Prices             Number    Contractual Life     Exercise Price     Number     Exercise Price
---------------             ------    ----------------    ----------------    ------    ----------------
$ 8.72....................    466      1.0 years               $ 8.72           466          $ 8.72
 15.39 -- 17.91...........  2,367      3.3 years                15.72         2,367           15.72
 20.32 -- 28.38...........  3,810      5.1 years                23.15         3,810           23.15
 30.31 -- 40.00...........  5,213      8.1 years                34.63         2,078           33.40
                            ------       ---------             ------         ------         ------
                            11,856                                            8,721
                            ------                                            ------

     As of December 31, 2000, 6,161,146 shares were available for future grants. Effective January 1, 2001, option shares available for future grants increased by 2,177,375 as a result of the annual limitation formula established in the 1994 ITT Industries Incentive Stock Plan. The incentive stock plan also provides for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged, or pledged. During 2000, 1999 and 1998, 0, 30,000, and 44,500 shares of re-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
stricted stock were awarded under this plan respectively.

     During 2000, 1999, and 1998, pursuant to the ITT Industries, 1996 Restricted Stock Plan for Non-Employee Directors, the Company awarded 13,626, 10,248, and 10,688 restricted shares with five-year restriction periods, respectively, in payment of the annual retainer for such directors. Restrictions may lapse earlier depending on certain circumstances.

NOTE 19 COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions including those related to government contracts and environmental matters. Some of these actions include claims for substantial amounts. Reserves have been established where the outcome is probable and can be reasonably estimated. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. As of December 31, 2000, the Company is responsible, or is alleged to be responsible for environmental investigation and remediation at sites in various countries. The Company has received notice that it is considered a potentially responsible party (PRP) at a number of those sites by the United States Environmental Protection Agency (EPA) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or its state equivalent. In many of these proceedings, the Company's liability is considered de minimis. In Glendale, California, the Company has been involved in an environmental proceeding relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, and a consent decree requiring the PRPs to perform additional remedial activities was entered in August 2000.

     In a suit filed several years ago by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, the Company is seeking recovery of costs it incurred in connection with the Glendale case and other environmental matters. In April 1999, the Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals has accepted the Company's petition for review of the Superior Court's order. Argument was scheduled for August 1999; however, it has now been continued to an indefinite date pending further developments in other similar cases in California to which the Company is not a party. In April 1999, the Company initiated a new coverage action in New Jersey, ITT Industries, Inc. et al. v. Federal Ins. Co. et al., (Middlesex County, No. L-1919-99), involving new environmental insurance claims as well as claims pending but dormant before the Court in California. The Company's insurers challenged the convenience of New Jersey as the forum for this action. In its ruling on the motion, the Court dismissed the non-New Jersey claims, deferred action on certain New Jersey claims and retained jurisdiction over one New Jersey claim. The Company has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, "Accounting Policies." In management's opinion, the total amounts accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

NOTE 20 BUSINESS SEGMENT INFORMATION

                                  Pumps &       Defense                                Dispositions,
                               Complementary   Products &   Specialty   Connectors &      Other &
                                 Products       Services    Products      Switches     Eliminations     Corporate    Total
                               -------------   ----------   ---------   ------------   -------------    ---------    -----
2000
 Sales and revenues..........    $1,752.2       $1,334.6     $972.4        $774.6         $ (4.4)       $     --    $4,829.4
 Operating income............       194.5          117.3      136.0          99.0           (0.4)          (53.3)      493.1
 Earnings (loss) of companies
   on an equity basis........        (0.5)           2.2        1.8            --             --              --         3.5
                                 --------       --------     ------        ------         ------        --------    --------
 Total segment profit........       194.0          119.5      137.8          99.0           (0.4)          (53.3)      496.6
 Net interest expense........                                                                                          (75.2)
 Miscellaneous expense(a)....                                                                                           (1.5)
                                                                                                                    --------
 Income before income tax
   expense...................                                                                                          419.9
                                                                                                                    ========
 Long-lived assets...........       331.5          138.8      209.9         160.9            1.2            23.1       865.4
 Investment in companies on
   an equity basis...........         6.9           37.2        7.6           0.4             --              --        52.1
 Total assets................     1,616.0          861.0      717.1         751.8           78.8           586.7     4,611.4
 Gross plant additions.......        52.9           35.1       47.3          45.8             --            (0.5)      180.6
 Depreciation................        52.9           26.1       33.6          35.7             --             2.3       150.6
 Amortization................        18.1            8.5        8.6          10.0             --             6.0        51.2
                                 --------       --------     ------        ------         ------        --------    --------
1999
 Sales and revenues..........    $1,735.0       $1,413.9     $959.5        $516.0         $  7.8        $     --    $4,632.2
 Operating income:
   Before restructuring and
     other special items.....       164.4          108.8      132.9          62.1            0.5           (58.1)      410.6
   Restructuring and other
     special items...........        (5.5)           3.9       (3.5)          9.7             --              --         4.6
                                 --------       --------     ------        ------         ------        --------    --------
   After restructuring and
     other special items.....       158.9          112.7      129.4          71.8            0.5           (58.1)      415.2
 Earnings (loss) of companies
   on an equity basis........        (0.2)           2.1        1.2            --             --              --         3.1
                                 --------       --------     ------        ------         ------        --------    --------
 Total segment profit........       158.7          114.8      130.6          71.8            0.5           (58.1)      418.3
 Net interest expense........                                                                                          (46.8)
 Miscellaneous expense(a)....                                                                                           (1.8)
                                                                                                                    --------
 Income before income tax
   expense...................                                                                                       $  369.7
                                                                                                                    ========
 Long-lived assets...........       334.7          146.0      202.0         137.0            1.3            26.0       847.0
 Investment in companies on
   an equity basis...........         8.5           29.9        6.2           0.5             --              --        45.1
 Total assets................     1,670.3          839.1      741.7         463.6           24.2           790.9     4,529.8
 Gross plant additions.......        70.4           55.7       45.3          55.7            0.4             0.4       227.9
 Depreciation................        54.0           26.0       33.8          28.1            0.3             2.1       144.3
 Amortization................        18.2            3.1        7.2           0.8            2.1             5.4        36.8
                                 --------       --------     ------        ------         ------        --------    --------

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                  Pumps &       Defense                                Dispositions,
                               Complementary   Products &   Specialty   Connectors &      Other &
                                 Products       Services    Products      Switches     Eliminations     Corporate    Total
                               -------------   ----------   ---------   ------------   -------------    ---------    -----
1998
 Sales and revenues..........    $1,770.0       $1,293.4     $849.3        $527.9         $ 52.1        $     --    $4,492.7
 Operating income:
   Before restructuring and
     other special items.....       145.5           97.9       90.9          52.7            5.4           (67.6)      324.8
   Restructuring and other
     special items...........      (147.6)         (69.6)      (9.0)       (102.4)          31.0          (101.8)     (399.4)
                                 --------       --------     ------        ------         ------        --------    --------
   After restructuring and
     other special items.....        (2.1)          28.3       81.9         (49.7)          36.4          (169.4)      (74.6)
 Earnings (loss) of companies
   on an equity basis........         0.5           (1.6)       0.3          (0.3)            --              --        (1.1)
                                 --------       --------     ------        ------         ------        --------    --------
 Total segment profit
   (loss)....................        (1.6)          26.7       82.2         (50.0)          36.4          (169.4)      (75.7)
 Net interest expense........                                                                                          (82.4)
 Miscellaneous expense(a)....                                                                                           (1.9)
                                                                                                                    --------
 Loss from continuing
   operations before income
   tax.......................                                                                                       $ (160.0)
                                                                                                                    ========
 Long-lived assets...........       347.3          122.8      206.8         128.3          156.5            29.9       991.6
 Investment in companies on
   an equity basis...........        11.9           13.2        5.1           0.1             --             0.5        30.8
 Total assets................     1,741.1          644.8      588.3         333.1          252.6         1,488.9     5,048.8
 Gross plant additions.......        75.1           26.4       53.5          39.2            5.1            13.6       212.9
 Depreciation................        56.6           25.3       34.3          33.9            5.3             2.1       157.5
 Amortization................        20.6            3.1        7.3           1.0            6.1              --        38.1
                                 ========       ========     ======        ======         ======        ========    ========

(a) Excludes earnings of companies on an equity basis

                                                 Net Sales and Revenues             Long-Lived Assets
                                            --------------------------------    --------------------------
                                              2000        1999        1998       2000      1999      1998
                                              ----        ----        ----       ----      ----      ----
GEOGRAPHICAL INFORMATION
  United States...........................  $2,830.4    $2,696.1    $2,570.4    $497.3    $504.1    $639.0
  Western Europe..........................   1,216.2     1,194.7     1,227.8     297.2     282.0     312.3
  Asia Pacific............................     362.1       339.7       280.5      46.7      48.5      22.6
  Other...................................     420.7       401.7       414.0      24.2      12.4      17.7
                                            --------    --------    --------    ------    ------    ------
  Total Segments..........................  $4,829.4    $4,632.2    $4,492.7    $865.4    $847.0    $991.6
                                            ========    ========    ========    ======    ======    ======

                                                                2000        1999        1998
                                                                ----        ----        ----
SALES AND REVENUES BY PRODUCT CATEGORY
  Pumps & Complementary Products............................  $1,793.9    $1,732.0    $1,767.8
  Connectors & Switches.....................................     760.1       510.5       532.6
  Defense Products..........................................     730.3       844.4       765.7
  Defense Services..........................................     588.4       554.5       527.7
  Fluid Handling............................................     425.6       442.8       362.2
  Engineered Valves.........................................     160.5       116.2       116.5
  Brakes....................................................     140.0       157.4       150.6
  Shock Absorbers...........................................      82.6        90.3        91.5
  Marine Products...........................................      80.3       114.9        87.8
  Network Systems & Services................................      40.6        39.8        45.1
  Measuring Devices.........................................        --          --        17.3
  Other.....................................................      27.1        29.4        27.9
                                                              --------    --------    --------
  Total.....................................................  $4,829.4    $4,632.2    $4,492.7
                                                              ========    ========    ========

     Defense Products & Services had sales and revenues from the United States government of $1,023.6, $1,054.0, and $1,008.6, for 2000, 1999, and 1998,
respectively. Apart from the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

     CONNECTORS & SWITCHES: This business consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in telecommunications, computing, aerospace and industrial applications as well as network services. The Connectors & Switches segment represents about 16.0% of the Company's sales and revenues and 20.1% of its operating income for 2000.

     DEFENSE PRODUCTS & SERVICES: The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 43.1% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 77%, 75%, and 78% of 2000, 1999, and 1998 Defense Products & Services sales and revenues, respectively, were to the U.S. government. The Defense Products & Services segment represents about 27.6% of the Company's sales and revenues and 23.8% of its operating income in 2000.

     PUMPS & COMPLEMENTARY PRODUCTS: This segment contains the Company's pump businesses, including brands such as Flygt,(R) Goulds,(R) Bell and Gossett,(R) A-C Pump,(R) Lowara(R) and Vogel,(R) making the Company the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers and related products with brand names such as McDonnell & Miller(R) and ITT Standard(R) in addition to those mentioned above. This segment represents approximately 36.3% of the Company's sales and revenues and approximately 39.4% of its operating income for 2000.

     SPECIALTY PRODUCTS: Businesses in the Specialty Products segment produce engi-neered valves and switches for industrial and aerospace applications, products for the marine and leisure markets, fluid handling materials such as tubing systems and connectors for various automotive and industrial markets, and specialty shock absorbers and brake friction materials for the transportation industry. The Specialty Products segment accounts for approximately 20.1% of the Company's sales and revenues and approximately 27.6% of its operating income for 2000.

     DISPOSITIONS AND OTHER: This includes the operating results and assets of units other than "Discontinued Operations," including other non-core businesses and other businesses which have been sold.

     CORPORATE: This primarily includes the operating results and assets of corporate headquarters.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 21 QUARTERLY RESULTS FOR 2000 AND 1999

                                                                Three Months Ended
                                                   --------------------------------------------
                                                   Mar. 31     June 30     Sept. 30    Dec. 31       Year
                                                   --------    --------    --------    --------    --------
                                                      In millions, except per share amounts; (unaudited)
2000
Sales and revenues(a)............................  $1,210.0    $1,227.5    $1,176.7    $1,215.2    $4,829.4
Costs of sales and revenues(a)(b)................     911.0       915.9       873.5       886.1     3,586.5
Income from continuing operations................      51.3        70.2        64.9        78.1       264.5
Net income.......................................      51.3        70.2        64.9        78.1       264.5
Income from continuing operations per share
  -- Basic.......................................  $    .58    $    .80    $    .74    $    .89    $   3.01
  -- Diluted.....................................  $    .57    $    .78    $    .72    $    .87    $   2.94
Net income per share
  -- Basic.......................................  $    .58    $    .80    $    .74    $    .89    $   3.01
  -- Diluted.....................................  $    .57    $    .78    $    .72    $    .87    $   2.94
Common stock information
Price range:
  High...........................................  $  34.94    $  36.19    $  34.94    $  39.63    $  39.63
  Low............................................  $  22.38    $  28.63    $  29.63    $  29.75    $  22.38
  Close..........................................  $  31.06    $  30.38    $  32.44    $  38.75    $  38.75
Dividends per share..............................  $    .15    $    .15    $    .15    $    .15    $    .60
1999
Sales and revenues...............................  $1,091.7    $1,191.7    $1,106.4    $1,242.4    $4,632.2
Costs of sales and revenues(b)...................     840.9       908.5       844.2       936.6     3,530.2
Income from continuing operations(c).............      42.5        63.3        54.4        72.7       232.9
Net income.......................................      42.5        63.3        54.4        72.7       232.9
Income from continuing operations per share
  -- Basic(d)....................................  $    .46    $    .72    $    .62    $    .83    $   2.61
  -- Diluted(d)..................................  $    .45    $    .70    $    .60    $    .80    $   2.53
Net income per share
  -- Basic.......................................  $    .46    $    .72    $    .62    $    .83    $   2.61
  -- Diluted.....................................  $    .45    $    .70    $    .60    $    .80    $   2.53
Common stock information
Price range:
  High...........................................  $  40.88    $  41.50    $  40.00    $  36.25    $  41.50
  Low............................................  $  35.00    $  34.88    $  30.50    $  31.38    $  30.50
  Close..........................................  $  35.38    $  38.13    $  31.81    $  33.44    $  33.44
Dividends per share..............................  $    .15    $    .15    $    .15    $    .15    $    .60

(a) Due to the adoption of EITF 00-10, the first, second, and third quarters were restated to increase sales and cost of sales by approximately $4 per quarter. Prior year amounts were not restated since it was impractical to do so.

(b) Includes research, development, and engineering expenses.

(c) 1999 income from continuing operations includes restructuring and other special income of $2.9 after-tax.

(d) Quarterly and full year earnings per share amounts were calculated independently based on the average common shares and potentially dilutive shares applicable to each period. Because of the repurchase of common stock in the first quarter 1999, the sum of the four quarters does not equal the calculation for the full year 1999.

     The above table reflects the range of market prices of the Company's common stock for 2000 and 1999. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company's common stock is traded, under the symbol "ITT". The Company's common stock is listed on the following exchanges: Frankfurt, London, Midwest, New York, Pacific, and Paris.

     During the period from January 1, 2001 through February 28, 2001, the high and low reported market prices of the Company's common stock were $44.25 and $36.38. The Company declared dividends of $0.15 per common share in the first quarter of 2001. There were approximately 36,917 holders of record of the Company's common stock on February 28, 2001.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                      BALANCE    CHARGED TO                 WRITE-OFF/
                                        AT       COSTS AND    TRANSLATION   PAYMENTS/    BALANCE AT
                                     JANUARY 1    EXPENSES    ADJUSTMENT      OTHER      DECEMBER 31
                                     ---------   ----------   -----------   ----------   -----------

YEAR ENDED DECEMBER 31, 2000
Trade Receivables -- Allowance for
  doubtful accounts................   $ 22.1       $  9.0        $(0.9)       $ (9.2)      $ 21.0
Restructuring......................     44.7           --           --         (26.2)        18.5

YEAR ENDED DECEMBER 31, 1999
Trade Receivables -- Allowance for
  doubtful accounts................   $ 22.7       $  5.0        $(1.3)       $ (4.3)      $ 22.1
Restructuring......................    138.4         (4.6)          --         (89.1)        44.7

YEAR ENDED DECEMBER 31, 1998
Trade Receivables -- Allowance for
  doubtful accounts................   $ 19.0       $  9.5        $ 0.2        $ (6.0)      $ 22.7
Restructuring......................     22.2        185.6           --         (69.4)       138.4

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

March 26, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
          /s/ LOUIS J. GIULIANO               Chairman, President and Chief            March 6, 2001
------------------------------------------      Executive Officer and Director
            LOUIS J. GIULIANO
      (PRINCIPAL EXECUTIVE OFFICER)

          /s/ DAVID J. ANDERSON               Senior Vice President and Chief          March 6, 2001
------------------------------------------      Financial Officer
            DAVID J. ANDERSON
      (PRINCIPAL FINANCIAL OFFICER)

           /s/ RAND V. ARASKOG                Director                                 March 6, 2001
------------------------------------------
             RAND V. ARASKOG

          /s/ CURTIS J. CRAWFORD              Director                                 March 6, 2001
------------------------------------------
            CURTIS J. CRAWFORD

          /s/ MICHEL DAVID-WEILL              Director                                 March 6, 2001
------------------------------------------
            MICHEL DAVID-WEILL

             /s/ TRAVIS ENGEN                 Director                                 March 6, 2001
------------------------------------------
               TRAVIS ENGEN

          /s/ CHRISTINA A. GOLD               Director                                 March 6, 2001
------------------------------------------
            CHRISTINA A. GOLD

            /s/ JOHN J. HAMRE                 Director                                 March 6, 2001
------------------------------------------
              JOHN J. HAMRE

          /s/ RAYMOND W. LEBOEUF              Director                                 March 6, 2001
------------------------------------------
            RAYMOND W. LEBOEUF

           /s/ EDWARD C. MEYER                Director                                 March 6, 2001
------------------------------------------
             EDWARD C. MEYER

           /s/ LINDA S. SANFORD               Director                                 March 6, 2001
------------------------------------------
             LINDA S. SANFORD

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
   3
          (a)  ITT Industries, Inc.'s Restated
                 Articles of Incorporation...........    Incorporated by reference to Exhibit
                                                         3(i) to ITT Industries' Form 10-Q for
                                                           the quarterly period ended June 30,
                                                           1997 (CIK No. 216228, File No.
                                                           1-5627).
          (b)  Form of Rights Agreement between ITT
                 Indiana, Inc. and The Bank of New
                 York, as Rights Agent...............    Incorporated by reference to Exhibit 1
                                                         to ITT Industries' Form 8-A dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (c)  ITT Industries, Inc.'s By-laws, as
                 amended.............................    Incorporated by reference to Exhibit
                                                         3(c) to ITT Industries' Form 10-K for
                                                           the fiscal year ended December 31,
                                                           1999 (CIK No. 216228, File No.
                                                           1-5627).
   4      Instruments defining the rights of security
          holders, including indentures..............    Not required to be filed. The
                                                         Registrant hereby agrees to file with
                                                           the Commission a copy of any
                                                           instrument defining the rights of
                                                           holders of long-term debt of the
                                                           Registrant and its consolidated
                                                           subsidiaries upon request of the
                                                           Commission.
   9      Voting Trust Agreement.....................    None.
  10      Material contracts
          (a)  ITT Industries 1997 Long-Term
                 Incentive Plan......................    Incorporated by reference to Appendix
                                                         II to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (b)  ITT Industries 1997 Annual Incentive
                 Plan for Executive Officers.........    Incorporated by reference to Appendix
                                                         I to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (c)  Form of group life insurance plan for
                 non-employee members of the Board of
                 Directors...........................    Incorporated by reference to exhibits
                                                         to ITT Delaware's Form 10-K for the
                                                           fiscal year ended December 31, 1983
                                                           (CIK No. 216228, File No. 1-5627).
          (d)  ITT Industries 1986 Incentive Stock
                 Plan................................    Incorporated by reference to ITT
                                                           Delaware's Registration Statement on
                                                           Form S-8 (Registration No. 33-5412)
                                                           (CIK No. 216228, File No. 1-5627).
          (e)  Form of indemnification agreement with
                 directors...........................    Incorporated by reference to Exhibit
                                                           10(h) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (f)  ITT Industries, Inc. Senior Executive
                 Severance Pay Plan..................    Incorporated by reference to Exhibit
                                                           10.15 to ITT Industries' Form 8-B
                                                           dated December 20, 1995 (CIK No.
                                                           216228, File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (g)  ITT Industries Special Senior
                 Executive Severance Pay Plan........    Incorporated by reference to Exhibit
                                                           10(j) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (h)  1994 ITT Industries Incentive Stock
                 Plan................................    Incorporated by reference to Appendix
                                                         A to ITT Delaware's Proxy Statement
                                                           dated March 28, 1994 (CIK No.
                                                           216228, File No. 1-5627).
          (i)  ITT Industries 1996 Restricted Stock
                 Plan for Non-Employee Directors, as
                 amended.............................    Incorporated by reference to Exhibit
                                                           10(a) to ITT Industries' Form 10-Q
                                                           for the quarterly period ended
                                                           September 30, 2000 (CIK No. 216228,
                                                           File No. 1-5627).
          (j)  Distribution Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.1 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (k)  Intellectual Property License
                 Agreement between and among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.2 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (l)  Tax Allocation Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.3 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (m)  Employee Benefit Services and
                 Liability Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.7 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (n)  Five-year Competitive Advance and
                 Revolving Credit Facility Agreement
                 dated as of November 10, 2000.......    Incorporated by reference to Exhibit
                                                         10 to ITT Industries' Form 8-K Current
                                                           Report dated November 20, 2000 (CIK
                                                           No. 216228, File No. 1-5627).
          (o)  ITT Industries Enhanced Severance Pay
                 Plan................................    Incorporated by reference to Exhibit
                                                           10(s) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
          (p)  Agreement with Valeo SA with respect
                 to the sale of the Automotive
                 Electrical Systems Business.........    Incorporated by reference to Exhibit
                                                           10(b) to ITT Industries' Form 10-Q
                                                           Quarterly Report for the quarterly
                                                           period ended June 30, 1998 (CIK No.
                                                           216228, File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (q)  Agreement with Continental AG with
                 respect to the sale of the
                 Automotive Brakes and Chassis
                 Business............................    Incorporated by reference to Exhibit
                                                         2.1 to ITT Industries' Form 8-K
                                                           Current Report dated October 13,
                                                           1998 (CIK No. 216228, File No.
                                                           1-5627).
          (r)  ITT Industries Deferred Compensation
                 Plan................................    Filed herewith.
  11      Statement re computation of per share
            earnings.................................    Not required to be filed.
  12      Statement re computation of ratios.........    Filed herewith.
  13      Annual report to security holders, Form
            10-Q or quarterly report to security         Not required to be filed.
            holders..................................
  16      Letter re change in certifying                 None.
          accountant.................................
  18      Letter re change in accounting                 None.
          principles.................................
  21      Subsidiaries of the Registrant.............    Filed herewith.
  22      Published report regarding matters
            submitted to vote of security holders....    Not required to be filed.
  23      Consent of Arthur Andersen LLP.............    Filed herewith.
  24      Power of attorney..........................    None.
  99      Additional exhibits........................    None.