Form 10-Q
period 2001-03-31
ITT INDUSTRIES INC
filed 2001-05-11
CIK 216228

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                        TELEPHONE NUMBER: (914) 641-2000

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, there were outstanding 87,914,595 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three Months
                     Ended
                     March 31, 2001 and 2000...................................     2
                   Consolidated Condensed Balance Sheets -- March 31, 2001 and
                     December 31, 2000.........................................     3
                   Consolidated Condensed Statements of Cash Flows -- Three
                     Months Ended March 31, 2001 and 2000......................     4
                   Notes to Consolidated Condensed Financial Statements........     5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results
                     of Operations:
                   Three Months Ended March 31, 2001 and 2000..................     8
Part II.  OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................    10
          Item 6.  Exhibits and Reports on Form 8-K............................    11
                   Signature...................................................    11
                   Exhibit Index...............................................    12

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
Sales and revenues..........................................    $1,186.0    $1,210.0
                                                                --------    --------
Costs of sales and revenues.................................       777.0       811.7
Selling, general, and administrative expenses...............       185.8       190.9
Research, development, and engineering expenses.............       101.8        99.3
Goodwill amortization expense...............................        10.0         8.1
                                                                --------    --------
Total costs and expenses....................................     1,074.6     1,110.0
                                                                --------    --------
Operating income............................................       111.4       100.0
Interest expense, net.......................................       (20.6)      (19.1)
Miscellaneous income, net...................................         0.1         0.5
                                                                --------    --------
Income before income taxes..................................        90.9        81.4
Income tax expense..........................................       (31.8)      (30.1)
                                                                --------    --------
Net income..................................................    $   59.1    $   51.3
                                                                ========    ========

EARNINGS PER SHARE:
Net income
  Basic.....................................................    $   0.67    $   0.58
  Diluted...................................................    $   0.65    $   0.57
Cash dividends declared per common share....................    $   0.15    $   0.15
Average Common Shares -- Basic..............................        87.9        87.9
Average Common Shares -- Diluted............................        90.4        89.8

---------------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  108.4      $   88.7
  Receivables, net..........................................       815.2         814.9
  Inventories, net..........................................       521.3         531.3
  Other current assets......................................        92.9          71.4
                                                                --------      --------
          Total current assets..............................     1,537.8       1,506.3
Plant, property, and equipment, net.........................       836.1         865.4
Deferred income taxes.......................................       376.7         384.4
Goodwill, net...............................................     1,367.0       1,373.0
Other assets................................................       484.4         482.3
                                                                --------      --------
          Total assets......................................    $4,602.0      $4,611.4
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  397.1      $  386.0
  Accrued expenses..........................................       776.1         823.9
  Accrued taxes.............................................       357.7         392.9
  Notes payable and current maturities of long-term debt....       658.8         629.9
                                                                --------      --------
          Total current liabilities.........................     2,189.7       2,232.7
  Pension benefits..........................................       201.5         195.8
  Postretirement benefits other than pensions...............       212.0         195.4
  Long-term debt............................................       451.3         408.4
  Other liabilities.........................................       352.3         367.9
                                                                --------      --------
          Total liabilities.................................     3,406.8       3,400.2
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................          --            --
Common stock:
  Authorized 200,000,000 shares, $1 par value per share
     Outstanding 87,914,595 shares..........................        87.9          87.9
  Retained earnings.........................................     1,336.3       1,306.9
Accumulated other comprehensive income (loss):
     Unrealized (loss) on investment securities.............        (2.7)         (2.3)
     Minimum pension liability..............................       (19.3)        (12.9)
     Cumulative translation adjustments.....................      (207.0)       (168.4)
                                                                --------      --------
          Total shareholders' equity........................     1,195.2       1,211.2
                                                                --------      --------
          Total liabilities and shareholders' equity........    $4,602.0      $4,611.4
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
OPERATING ACTIVITIES
Net income..................................................  $ 59.1   $ 51.3
Adjustments to Net income:
Depreciation and amortization...............................    55.0     50.8
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................   (46.2)   (75.4)
Change in accrued and deferred taxes........................   (14.9)    11.9
Change in other current and non-current assets..............    13.1     (9.9)
Change in other non-current liabilities.....................    10.9     (7.7)
Other, net..................................................     3.0     (2.7)
                                                              ------   ------
  Net cash -- operating activities..........................    80.0     18.3
                                                              ------   ------

INVESTING ACTIVITIES
Additions to plant, property, and equipment.................   (28.6)   (24.1)
Proceeds from the sale of assets............................     0.6     35.8
Acquisitions................................................   (14.0)    (3.3)
Other, net..................................................     1.2     (0.9)
                                                              ------   ------
  Net cash -- investing activities..........................   (40.8)     7.5
                                                              ------   ------

FINANCING ACTIVITIES
Short-term debt, net........................................    30.7    (64.6)
Long-term debt repaid.......................................    (0.1)    (2.6)
Long-term debt issued.......................................      --      0.1
Repurchase of common stock..................................   (53.3)    (1.1)
Proceeds from issuance of common stock......................    28.5      0.6
Dividends paid..............................................   (13.2)   (13.2)
Other, net..................................................     0.5     (3.5)
                                                              ------   ------
  Net cash -- financing activities..........................    (6.9)   (84.3)
                                                              ------   ------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........    (3.3)     3.7
NET CASH -- DISCONTINUED OPERATIONS.........................    (9.3)    16.8
                                                              ------   ------
Net change in cash and cash equivalents.....................    19.7    (38.0)
Cash and cash equivalents -- beginning of period............    88.7    181.7
                                                              ------   ------
Cash and cash equivalents -- end of period..................  $108.4   $143.7
                                                              ======   ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $ 20.4   $ 18.0
                                                              ======   ======
  Income taxes..............................................  $ 44.2   $ 28.6
                                                              ======   ======

---------------
The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2001          2000
                                                                  ---------   ------------
    Trade.......................................................   $ 812.8      $ 820.0
    Other.......................................................      22.4         15.9
    Reserves....................................................     (20.0)       (21.0)
                                                                   -------      -------
                                                                   $ 815.2      $ 814.9
                                                                   =======      =======

2) INVENTORIES

     Net inventories consist of the following:

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2001          2000
                                                                  ---------   ------------
    Finished goods..............................................   $ 146.5      $ 181.6
    Work in process.............................................     155.1        183.5
    Raw materials...............................................     278.3        210.0
    Progress payments...........................................     (58.6)       (43.8)
                                                                   -------      -------
                                                                   $ 521.3      $ 531.3
                                                                   =======      =======

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2001          2000
                                                                  ---------   ------------
    Land and improvements.......................................  $    58.7    $    59.3
    Buildings and improvements..................................      366.3        370.8
    Machinery and equipment.....................................    1,212.3      1,202.0
    Construction work in progress...............................       91.5         99.8
    Other.......................................................      372.0        393.7
                                                                  ---------    ---------
                                                                    2,100.8      2,125.6
    Accumulated depreciation and amortization...................   (1,264.7)    (1,260.2)
                                                                  ---------    ---------
                                                                  $   836.1    $   865.4
                                                                  =========    =========

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) COMPREHENSIVE INCOME

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                  ---------------
                                                                   2001     2000
                                                                  ------   ------
    Net income..................................................  $ 59.1    $51.3
    Other comprehensive income (loss):
      Foreign currency translation adjustments..................   (39.1)  (19.4)
      Unrealized loss on investment securities during period....    (0.4)   (3.5)
      Minimum pension liability during period...................    (9.6)      --
                                                                  ------   ------
    Other comprehensive income (loss), before tax...............   (49.1)  (22.9)
    Income tax related to other comprehensive income............     3.7      3.8
                                                                  ------   ------
    Other comprehensive income (loss), after tax................   (45.4)  (19.1)
                                                                  ------   ------
    Comprehensive income........................................  $ 13.7    $32.2
                                                                  ======   ======

5) CALCULATION OF EARNINGS PER SHARE

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                  ---------------
                                                                   2001     2000
                                                                  ------   ------
    BASIC BASIS --
    Income from continuing operations...........................  $ 59.1    $51.3
    Average common shares outstanding...........................    87.9     87.9
                                                                  ------   ------
    Earnings Per Share..........................................  $ 0.67    $0.58
                                                                  ======   ======
    DILUTED BASIS --
    Income from continuing operations...........................  $ 59.1    $51.3
    Average common shares outstanding...........................    87.9     87.9
    Add: Stock options..........................................     2.5      1.9
                                                                  ------   ------
    Average common shares outstanding -- diluted basis..........    90.4     89.8
                                                                  ------   ------
    Earnings Per Share..........................................  $ 0.65    $0.57
                                                                  ======   ======

6) RESTRUCTURING

     At December 31, 2000, the reserve balance for all remaining restructuring activities was $18.5. Cash payments of $2.3 were recorded in the first three months of 2001, as well as a non-cash adjustment of $0.6, decreasing the reserve balance at March 31, 2001 to $15.6. As of December 31, 2000, remaining actions under previously announced restructuring activities were to close seven facilities and reduce headcount by 237, which was revised to 231 in the first quarter of 2001. In the first quarter of 2001, the Company closed three facilities and terminated 30 persons. The restructuring activities are progressing according to the plans discussed in the 2000 Annual Report.

7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was effective for the Company on January 1, 2001. The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in notes 1 and 16 of the 2000 Annual Report on Form 10-K, the Company uses

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

derivative financial instruments to mitigate or eliminate certain of those risks. The only significant derivatives that the Company had on January 1, 2001, were the interest rate swaps (the "Swaps") discussed in Note 16 of the 2000 Annual Report on Form 10-K. The adoption of SFAS No. 133 required the Company to record the total fair value of the Swaps in the financial statements, which caused an increase to other assets and long-term debt of $39.7, bringing the carrying value of the Swaps to $42.5. At March 31, 2001, the value of the Swaps was $49.9. The adoption of SFAS No. 133 did not have a material impact on the results of operations or cash flows of the Company.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not provided, as there was no transition adjustment recorded within other comprehensive loss as of January 1, 2001 and no material activity to report for the first quarter. Additional disclosures required by SFAS No. 133, as amended, are noted below.

HEDGES OF FUTURE CASH FLOWS

     There were no ineffective portions of changes in fair values of hedge positions reported in first quarter earnings and no amounts were excluded from the measure of effectiveness reported in first quarter earnings.

     As of March 31, 2001, the Company had cash flow hedges that had current period increases of less than $0.1, which is expected to be reclassified to earnings over the next twelve month period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

     At March 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions was one month.

HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     The ineffective portion of changes in fair values of hedge positions, reported in first quarter earnings, amounted to $0.2, before income taxes. These amounts were reported in "operating income." There were no amounts excluded from the measure of effectiveness.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

     Sales and revenues for the first quarter of 2001 were $1,186.0 million, a decrease of $24.0 million or 2.0% (an increase of $0.6 million or 0.1% in constant currencies) over same period sales for 2000. The decrease is primarily attributable to the scheduled wind down of certain Defense contracts partially offset by acquisitions made in 2000. Net income for the first quarter of 2001 was $59.1 million, or $0.65 per diluted share, an increase of $7.8 million, or $0.08 per diluted share, from the comparable period last year. The increase in net income was attributable to higher operating margins and a reduced effective tax rate partially offset by increased interest expense.

     Operating income for the first quarter of 2001 was $111.4 million compared to $100.0 million for the first quarter of 2000, an increase of $11.4 million or 11.4%. Segment operating margin for the first quarter of 2001 of 10.5% was 0.9 percentage points higher than the margins for the same period in 2000. These increases are due to cost control actions put in place in the fourth quarter of 2000 to address the U.S. economic slowdown.

     Interest expense (net of interest income of $2.1 million) for the first quarter of 2001 increased $1.5 million on higher average debt levels, primarily due to the acquisitions made in 2000.

     The effective income tax rate for the first quarter of 2001 was 35% compared to the rate of 37% for the first quarter of 2000. The decrease in the effective tax rate is due to several initiatives taken in 2000 to reduce the structural rate.

     Business Segments -- sales and revenues, operating income and total assets of the Company's business segments for the three months ended March 31, 2001 and 2000 were as follows (in millions):

                                                 PUMPS &       DEFENSE                 CONNECTORS     CORPORATE,
THREE MONTHS ENDED                            COMPLEMENTARY   PRODUCTS &   SPECIALTY       &        ELIMINATIONS &
MARCH 31, 2001                                  PRODUCTS       SERVICES    PRODUCTS     SWITCHES         OTHER         TOTAL
------------------                            -------------   ----------   ---------   ----------   ---------------   --------
Sales & Revenues............................    $  430.1        $303.0      $257.9       $196.5         $ (1.5)       $1,186.0
Operating income............................        44.5          22.5        33.6         24.5          (13.7)          111.4
Total Assets................................     1,604.1         841.2       727.0        750.4          679.3         4,602.0

THREE MONTHS ENDED
MARCH 31, 2000
------------------
Sales & Revenues............................    $  435.7        $342.5      $265.0       $167.7         $ (0.9)       $1,210.0
Operating income............................        42.1          21.4        36.0         17.1          (16.6)          100.0
Total Assets................................     1,658.3         828.4       724.2        476.2          741.7         4,428.8

     Pumps & Complementary Products' sales and revenues decreased $5.6 million in the first quarter of 2001 as higher volume in water and wastewater markets was more than offset by the impact of foreign exchange rates and continued softness in industrial markets. Operating income for the first quarter of 2001 was up $2.4 million on the favorable impacts of changes in product mix, process improvements, and cost reduction initiatives.

     Defense Products & Services' sales and revenues for the first quarter of 2001 decreased $39.5 million from last year. This is primarily the result of the wind down of certain large contracts. Operating income for the first quarter of 2001 was up $1.1 million due to margin improvements and new, higher margin contract wins offset by the absence of a gain recorded on the sale of assets made in the prior year.

     Specialty Products' sales for the first quarter of 2001 decreased $7.1 million compared to the same period of 2000. The decrease is primarily due to the impact of foreign exchange rates. Market share gains in Europe offset continued softness in the North American automobile and leisure marine markets. Operating income was down $2.4 million due to startup costs associated with new platform wins, lower volume and inefficiencies resulting from production swings primarily in the U.S. automotive market.

     Connectors & Switches' sales and revenues increased $28.8 million in the first quarter of 2001 compared with last year primarily due to acquisitions completed in 2000 of C&K Components, Inc. and Man-Machine Interface, which contributed an additional $34.0 million to sales, and organic growth in the industrial and transportation markets. These increases were partially offset by a downturn in the communications market and the negative impact of foreign exchange rates. Operating income for the first quarter of 2001 was up $7.4 million over the prior year due to increased volume, greater contribution from new products with higher margins and benefits from cost control measures taken to address the communications market downturn.

     Corporate expenses were down due to cost reduction efforts, as well as the absence of certain accruals recorded in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS: Cash from operating activities in the first three months of 2001 increased $61.7 million from the same period of 2000. The increase is largely attributable to better working capital management, higher cash earnings, and the liquidation of several assets partially offset by higher estimated tax payments.

     DIVESTITURES: During the first three months of 2001, the Company generated $0.6 million of cash proceeds from the sale of plant, property and equipment across all of our businesses. In the first quarter of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Products and Services segment, for $28.3 million. The remaining $7.5 million of proceeds from the sale of assets for 2000 were related to the sale of plant, property, and equipment.

     DEBT AND CREDIT FACILITIES: External debt at March 31, 2001 was $1,110.1 million, compared with $1,038.3 million at December 31, 2000. Cash and cash equivalents were $108.4 million at March 31, 2001, compared to $88.7 million at year-end 2000. As of March 31, 2001, the maximum borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, was $1.0 billion. This agreement expires in November 2005.

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include general economic conditions, foreign currency exchange rates, competition and other factors all as more thoroughly set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2000 and other of its filings with the Securities and Exchange Commission, to which reference is hereby made.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

     Reference is made to the Form 10-K Annual Report for the fiscal year ended December 31, 2000 filed by ITT Industries. The third full paragraph under Item
3. Legal Proceedings therein, concerning insurance coverage relating to environmental matters, is hereby deleted and replaced in its entirety with the following:

        "In a suit filed several years ago by ITT Industries in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, ITT Industries is seeking recovery of costs it incurred in connection with the Glendale case and other environmental matters. In April 1999, the California Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals accepted ITT Industries' petition for review of the California Superior Court's order and in March 2001, dismissed the petition without prejudice, allowing ITT Industries to reassert two of its arguments in the California Superior Court. ITT Industries plans to reassert those arguments in the California Superior Court in the spring of 2001. In April 1999, ITT Industries initiated a new coverage action in New Jersey, ITT Industries, Inc. et al. v. Federal Ins. Co. et al. (Middlesex County, No. L-1919-99), involving new environmental insurance claims as well as claims pending but dormant before the Court in California. ITT Industries' insurers challenged the convenience of New Jersey as the forum for this action. In its ruling on the motion, the Court dismissed the non-New Jersey claims, deferred action on certain New Jersey claims and retained jurisdiction over one New Jersey claim. ITT Industries has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive."

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

                                          ITT INDUSTRIES, INC.
                                          (Registrant)

                                          By:    /s/ EDWARD W. WILLIAMS
                                            ------------------------------------
                                                     Edward W. Williams
                                                Vice President and Corporate
                                                          Controller
                                               (Principal accounting officer)
May 11, 2001
(Date)

                                 EXHIBIT INDEX

EXHIBIT
NO.                              DESCRIPTION                                LOCATION
-------                          -----------                                --------
(2)      Plan of acquisition, reorganization, arrangement,                    None
         liquidation or Succession
(3)      Articles of Incorporation and by-laws                                None
(4)      Instruments defining the rights of security holders,                 None
         including Indentures
(10)     Material contracts                                                   None
(11)     Statement re: computation of per share earnings               See Note 5 of Notes
                                                                         to Consolidated
                                                                       Condensed Financial
                                                                           Statements
(15)     Letter re: unaudited interim financial information                   None
(18)     Letter re: change in accounting principles                           None
(19)     Report furnished to security holders                                 None
(22)     Published report regarding matters submitted to vote of              None
         security holders
(23)     Consents of experts and counsel                                      None
(24)     Power of attorney                                                    None
(99)     Additional Exhibits                                                  None