Form 10-Q
period 2001-06-30
ITT INDUSTRIES INC
filed 2001-08-09
CIK 216228

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               [X]  Yes  [ ]  No

     As of July 31, 2001, there were outstanding 87,914,595 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                                                                                   2
                   Consolidated Condensed Income Statements -- Three and Six
                     Months Ended June 30, 2001 and 2000.......................
                                                                                   3
                   Consolidated Condensed Balance Sheets -- June 30, 2001 and
                     December 31, 2000.........................................
                                                                                   4
                   Consolidated Condensed Statements of Cash Flows -- Six
                     Months Ended June 30, 2001 and 2000.......................
                                                                                   5
                   Notes to Consolidated Condensed Financial Statements........
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:
                                                                                   8
                   Three and Six Months Ended June 30, 2001 and 2000...........
Part II.  OTHER INFORMATION:
                                                                                  12
          Item 1.  Legal Proceedings...........................................
                                                                                  12
          Item 4.  Submission of Matters to a Vote of Security Holders.........
                                                                                  12
          Item 6.  Exhibits and Reports on Form 8-K............................
                                                                                  13
                   Signature...................................................
                                                                                  14
                   Exhibit Index...............................................

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    --------------------    --------------------
                                                      2001        2000        2001        2000
                                                    --------    --------    --------    --------
Sales and revenues................................  $1,184.3    $1,227.5    $2,370.3    $2,437.5
                                                    --------    --------    --------    --------
Costs of sales and revenues.......................     779.8       813.9     1,556.8     1,625.6
Selling, general, and administrative expenses.....     165.7       174.1       351.5       365.0
Research, development, and engineering expenses...      96.1       102.0       197.9       201.3
Goodwill amortization expense.....................      10.3         8.3        20.3        16.4
                                                    --------    --------    --------    --------
Total costs and expenses..........................   1,051.9     1,098.3     2,126.5     2,208.3
                                                    --------    --------    --------    --------
Operating income..................................     132.4       129.2       243.8       229.2
Interest expense, net.............................     (15.9)      (18.0)      (36.5)      (37.1)
Miscellaneous income (expense), net...............       0.5         0.2         0.6         0.7
                                                    --------    --------    --------    --------
Income before income taxes........................     117.0       111.4       207.9       192.8
Income tax expense................................     (40.9)      (41.2)      (72.7)      (71.3)
                                                    --------    --------    --------    --------
Net income........................................  $   76.1    $   70.2    $  135.2    $  121.5
                                                    ========    ========    ========    ========
EARNINGS PER SHARE:
Net income
  Basic...........................................  $    .87    $    .80    $   1.54    $   1.38
  Diluted.........................................  $    .84    $    .78    $   1.49    $   1.35
Cash dividends declared per common share..........  $    .15    $    .15    $    .30    $    .30
Average Common Shares -- Basic....................      87.9        87.9        87.9        87.9
Average Common Shares -- Diluted..................      90.5        90.0        90.5        89.9

---------------

The accompanying notes to the consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  118.8        $   88.7
  Receivables, net..........................................      810.7           814.9
  Inventories, net..........................................      524.0           531.3
  Other current assets......................................       83.1            71.4
                                                               --------        --------
          Total current assets..............................    1,536.6         1,506.3

Plant, property, and equipment, net.........................      801.2           865.4
Deferred income taxes.......................................      360.7           384.4
Goodwill, net...............................................    1,374.8         1,373.0
Other assets................................................      488.0           482.3
                                                               --------        --------
          Total assets......................................   $4,561.3        $4,611.4
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  408.2        $  386.0
  Accrued expenses..........................................      735.5           823.9
  Accrued taxes.............................................      363.7           392.9
  Notes payable and current maturities of long-term debt....      640.8           629.9
                                                               --------        --------
          Total current liabilities.........................    2,148.2         2,232.7

Pension benefits............................................      195.8           195.8
Postretirement benefits other than pensions.................      224.2           205.6
Long-term debt..............................................      437.9           408.4
Other liabilities...........................................      345.7           357.7
                                                               --------        --------
          Total liabilities.................................    3,351.8         3,400.2

Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................         --              --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
     Outstanding 87,914,595 shares..........................       87.9            87.9
  Retained earnings.........................................    1,368.3         1,306.9
  Accumulated other comprehensive income (loss):
     Unrealized (loss) on investment securities.............       (2.2)           (2.3)
     Minimum pension liability..............................      (19.2)          (12.9)
     Cumulative translation adjustments.....................     (225.3)         (168.4)
                                                               --------        --------
          Total shareholders' equity........................    1,209.5         1,211.2
                                                               --------        --------
          Total liabilities and shareholders' equity........   $4,561.3        $4,611.4
                                                               ========        ========

---------------
The accompanying notes to the consolidated condensed financial statements are an integral part of the above balance sheets.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 135.2    $ 121.5
Adjustments to Net Income:
  Depreciation and amortization.............................    111.3       99.7
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................    (69.7)     (72.9)
Change in accrued and deferred taxes........................      4.0        5.7
Change in other current and non-current assets..............     14.5        3.9
Change in other non-current liabilities.....................      5.0      (12.5)
Other, net..................................................      3.1       (3.1)
                                                              -------    -------
  Net cash -- operating activities..........................    203.4      142.3
                                                              -------    -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (67.4)     (58.0)
Proceeds from sale of assets................................     31.7       40.7
Acquisitions................................................    (45.3)    (111.8)
Other, net..................................................      1.4       (1.2)
                                                              -------    -------
  Net cash -- investing activities..........................    (79.6)    (130.3)
                                                              -------    -------
FINANCING ACTIVITIES
Short-term debt, net........................................     71.1      121.1
Long-term debt repaid.......................................    (60.9)     (11.6)
Long-term debt issued.......................................       --        0.1
Repurchase of common stock..................................   (135.7)     (10.8)
Proceeds from issuance of common stock......................     70.4        5.9
Dividends paid..............................................    (26.4)     (26.4)
Other, net..................................................      0.8        0.8
                                                              -------    -------
  Net cash -- financing activities..........................    (80.7)      79.1
                                                              -------    -------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     (3.2)     (14.4)
NET CASH -- DISCONTINUED OPERATIONS.........................     (9.8)      23.8
                                                              -------    -------

Net change in cash and cash equivalents.....................     30.1      100.5
Cash and cash equivalents -- beginning of period............     88.7      181.7
                                                              -------    -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 118.8    $ 282.2
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  62.3    $  42.7
                                                              =======    =======
  Income taxes..............................................  $  62.2    $  59.3
                                                              =======    =======

---------------
The accompanying notes to the consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                                      ---------    ------------
Trade...............................................  $   811.2     $   820.0
Other...............................................       22.4          15.9
Reserves............................................      (22.9)        (21.0)
                                                      ---------     ---------
                                                      $   810.7     $   814.9
                                                      =========     =========

2) INVENTORIES

     Net inventories consist of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                                      ---------    ------------
Finished goods......................................  $   145.9     $   181.6
Work in process.....................................      157.1         183.5
Raw materials.......................................      280.5         210.0
Progress payments...................................      (59.5)        (43.8)
                                                      ---------     ---------
                                                      $   524.0     $   531.3
                                                      =========     =========

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                                      ---------    ------------
Land and improvements...............................  $    59.0     $    59.3
Buildings and improvements..........................      360.5         370.8
Machinery and equipment.............................    1,207.4       1,202.0
Construction work in progress.......................      104.6          99.8
Other...............................................      339.4         393.7
                                                      ---------     ---------
                                                        2,070.9       2,125.6
Accumulated depreciation and amortization...........   (1,269.7)     (1,260.2)
                                                      ---------     ---------
                                                      $   801.2     $   865.4
                                                      =========     =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) COMPREHENSIVE INCOME

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------    ----------------
                                                  2001        2000       2001      2000
                                                 -------     -------    ------    ------
Net income.....................................  $ 76.1      $ 70.2     $135.2    $121.5
Other comprehensive income (loss):
  Foreign currency translation adjustments.....   (18.2)      (36.2)     (57.3)    (48.0)
  Minimum pension liability....................      --          --       (9.6)       --
  Unrealized gain (loss) on investment
     securities................................     0.5         0.3        0.1      (3.2)
                                                 ------      ------     ------    ------
     Other comprehensive income (loss), before
       tax.....................................   (17.7)      (35.9)     (66.8)    (51.2)
  Income tax benefit related to other
     comprehensive income......................      --         9.2        3.7       5.4
                                                 ------      ------     ------    ------
     Other comprehensive income (loss), after
       tax.....................................   (17.7)      (26.7)     (63.1)    (45.8)
                                                 ------      ------     ------    ------
Comprehensive income...........................  $ 58.4      $ 43.5     $ 72.1    $ 75.7
                                                 ======      ======     ======    ======

5) CALCULATION OF EARNINGS PER SHARE

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   2001        2000      2001      2000
                                                  ------      ------    ------    ------
BASIC BASIS --
  Income from continuing operations.............  $76.1       $70.2     $135.2    $121.5
                                                  -----       -----     ------    ------
  Average common shares outstanding.............   87.9        87.9       87.9      87.9
                                                  -----       -----     ------    ------
  Earnings Per Share............................  $ .87       $ .80     $ 1.54    $ 1.38
                                                  =====       =====     ======    ======
DILUTED BASIS --
  Income from continuing operations.............  $76.1       $70.2     $135.2    $121.5
                                                  -----       -----     ------    ------
  Average common shares outstanding.............   87.9        87.9       87.9      87.9
  Add: Stock options............................    2.6         2.1        2.6       2.0
                                                  -----       -----     ------    ------
  Average common shares outstanding -- diluted
     basis......................................   90.5        90.0       90.5      89.9
                                                  -----       -----     ------    ------
  Earnings Per Share............................  $ .84       $ .78     $ 1.49    $ 1.35
                                                  =====       =====     ======    ======

6) RESTRUCTURING

     At December 31, 2000, the reserve balance for all remaining restructuring activities was $18.5. Cash payments of $5.8 were recorded in the first six months of 2001, as well as a non-cash adjustment of $0.6, decreasing the reserve balance at June 30, 2001 to $12.1. As of December 31, 2000, remaining actions under previously announced restructuring activities were to close seven facilities and reduce headcount by 237, which was revised to 231 persons in the first quarter of 2001. During the first six months of 2001, the Company closed three facilities and reduced head count by 156 persons. The restructuring activities are progressing according to the plans discussed in the 2000 Annual Report.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was adopted by the Company on January 1, 2001. The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1 and 16 of the 2000 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The only significant derivatives that the Company had on January 1, 2001, were the interest rate swaps (the "Swaps") discussed in Note 16 of the 2000 Annual Report on Form 10-K. The adoption of SFAS No. 133 required the Company to record the total fair value of the Swaps in the financial statements, which caused an increase to other assets and long-term debt of $39.7, bringing the carrying value of the Swaps to $42.5. At June 30, 2001, the value of the Swaps was $32.6. The adoption of SFAS No. 133 did not have a material impact on the results of operations or cash flows of the Company.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not provided, as there was no transition adjustment recorded within other comprehensive loss as of January 1, 2001 and no material activity to report for the first six months of 2001. Additional disclosures required by SFAS No. 133, as amended, are presented below.

Hedges of future cash flows

     There were no ineffective portions of changes in fair values of hedge positions reported in earnings for the first six months of 2001 and no amounts were excluded from the measure of effectiveness reported in earnings for the first six months of 2001.

     As of June 30, 2001, the Company had cash flow hedges that had current period declines of approximately $0.3, which is expected to be reclassified to earnings over the next twelve month period ending June 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the six months ended June 30, 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

     At June 30, 2001, the maximum term of derivative instruments that hedge forecasted transactions was five months.

Hedges of recognized assets, liabilities and firm commitments

     The ineffective portion of changes in fair values of hedge positions reported in earnings for the first six months of 2001 amounted to $0.1 before income taxes. These amounts were reported in "operating income." There were no amounts excluded from the measure of effectiveness.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

     Sales and revenues for the second quarter of 2001 were $1,184.3 million, a decrease of $43.2 million or 3.5% ($16.7 million or 1.4% in constant currencies) from the same period sales for 2000. The decrease is primarily attributable to the scheduled wind down of certain Defense contracts and softness in the telecommunications markets partially offset by acquisitions made in 2000. Net income for the second quarter of 2001 was $76.1 million, or $0.84 per diluted share, an increase of $5.9 million, or $0.06 per diluted share, from the comparable period last year. The increase in net income was attributable to higher operating margins, a reduced effective tax rate and a decrease in interest expense.

     Operating income for the second quarter of 2001 was $132.4 million compared to $129.2 million for the second quarter of 2000, an increase of $3.2 million or 2.5%. Segment operating margin for the second quarter of 2001 of 12.3% was 0.7 percentage points higher than the margins for the same period in 2000. These increases are due to cost control actions put in place to address the U.S. economic slowdown.

     Interest expense (net of interest income of $1.7 million) for the second quarter of 2001 decreased $2.1 million primarily due to lower average interest rates.

     The effective income tax rate for the second quarter of 2001 was 35% compared to the rate of 37% for the second quarter of 2000. The decrease in the effective tax rate is due to several initiatives taken in 2000 to reduce the structural rate.

     Business Segments -- Unaudited sales and revenues and operating income of the Company's business segments for the three months ended June 30, 2001 and 2000 were as follows (in millions):

                          PUMPS &        DEFENSE                   CONNECTORS      CORPORATE,
THREE MONTHS ENDED     COMPLEMENTARY    PRODUCTS &    SPECIALTY        &         ELIMINATIONS &
JUNE 30, 2001            PRODUCTS        SERVICES     PRODUCTS      SWITCHES         OTHER          TOTAL
------------------     -------------    ----------    ---------    ----------    --------------    --------
Sales and revenues...     $445.6          $315.2       $266.4        $159.0          $ (1.9)       $1,184.3
Operating income.....       55.8            29.3         36.2          24.1           (13.0)          132.4

THREE MONTHS ENDED
JUNE 30, 2000
---------------------

Sales and revenues...     $451.0          $347.1       $256.3        $174.3          $ (1.2)       $1,227.5
Operating income.....       50.4            28.7         39.3          24.4           (13.6)       $  129.2

     Pumps & Complementary Products' sales and revenues declined $5.4 million in the second quarter of 2001 compared to the second quarter of 2000. Softness in industrial markets and the impact of foreign exchange rates were partially offset by higher volume in the water and wastewater markets. Operating income for the second quarter of 2001 was up $5.4 million due to improved product mix and cost reduction initiatives.

     Defense Products & Services' sales and revenues for the second quarter of 2001 decreased $31.9 million from the comparable period in the prior year. This is primarily the result of the wind down of certain large contracts. Operating income for the second quarter of 2001 was up $0.6 million due to improved margins on certain mature contracts and cost control actions.

     Specialty Products' sales for the second quarter of 2001 increased $10.1 million compared to the same period of 2000. The increase is primarily due to market share gains in both the European and North American automotive markets partially offset by the impact of foreign exchange rates and continued softness in the North American automobile markets. Operating income was down $3.1 million due to startup costs associated with new platform wins.

     Connectors & Switches' sales and revenues decreased $15.3 million in the second quarter of 2001 compared to the same period of 2000. The decline is primarily due to the recent downturn in the telecommunications markets in Europe and North America. Acquisitions completed in the prior year partially offset the softness in these markets. Operating income for the second quarter of 2001 was down $0.3 million from the comparable period in the prior year reflecting decreases in volume offset by benefits from cost control measures taken to address the market conditions.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

     Sales and revenues for the first six months of 2001 were $2,370.3 million, a decrease of $67.2 million or 2.8% ($16.1 million or 0.7% in constant currencies) from same period sales for 2000. The decrease is attributable to the downturn in the telecommunications industry and the scheduled wind down of certain Defense contracts partially offset by acquisitions made in 2000. Net income for the first six months of 2001 was $135.2 million, or $1.49 per diluted share, an increase of $13.7 million, or $0.14 per diluted share, from the comparable period last year. The increase in net income was attributable to higher operating margins and a lower effective tax rate.

     Operating income for the first six months of 2001 was $243.8 million compared to $229.2 million in the same period of 2000, an increase of $14.6 million or 6.4%. Segment operating margin for the first six months of 2001 of 11.4% was 0.8 percentage points higher than the margins for the same period in 2000. These increases are primarily due to cost control actions taken to address the slowing economic environment.

     Net interest expense for the first six months of 2001 decreased $0.6 million due to a favorable change in average interest rates and increased cash from operations offset by higher average debt levels driven by several acquisitions made in 2000.

     The effective income tax rate for the first six months of 2001 was 35% compared to the rate of 37% for the first six months of 2000. The decrease in the effective tax rate is due to several initiatives taken in 2000 to reduce the structural rate.

     Business Segments -- Unaudited sales and revenues, operating income, and total assets of the Company's business segments for the six months ended June 30, 2001 and 2000 were as follows (in millions):

                              PUMPS &       DEFENSE                 CONNECTORS     CORPORATE,
SIX MONTHS ENDED           COMPLEMENTARY   PRODUCTS &   SPECIALTY       &        ELIMINATIONS &
JUNE 30, 2001                PRODUCTS       SERVICES    PRODUCTS     SWITCHES        OTHER         TOTAL
----------------           -------------   ----------   ---------   ----------   --------------   --------
Sales and revenues.......    $  875.7        $618.2      $524.3       $355.5         $ (3.4)      $2,370.3
Operating income.........    $  100.3        $ 51.8      $ 69.8       $ 48.6         $(26.7)      $  243.8
Total assets.............    $1,603.3        $862.5      $734.6       $710.0         $650.9       $4,561.3

SIX MONTHS ENDED
JUNE 30, 2000
-------------------------
Sales and revenues.......    $  886.7        $689.6      $521.3       $342.0         $ (2.1)      $2,437.5
Operating income.........    $   92.5        $ 50.1      $ 75.3       $ 41.5         $(30.2)      $  229.2
Total assets.............    $1,681.2        $787.3      $722.2       $737.9         $776.9       $4,705.5

     Pumps & Complementary Products' sales and revenues declined $11.0 million in the first six months of 2001. The softness is due to continued weakness in the industrial markets and the impact of foreign exchange rates partially offset by higher volume within the water and wastewater markets. Operating income for the first six months of 2001 was up $7.8 million driven by improved product mix and cost reduction initiatives.

     Defense Products & Services' sales and revenues for the first six months of 2001 decreased $71.4 million compared to the same period of last year. The decline is primarily due to the wind down of certain large contracts partially offset by the contribution of new contract revenue. Operating income for the 2001 period was up $1.7 million due to improved margins on certain mature contracts and cost control actions.

     Specialty Products' sales for the first six months of 2001 increased $3.0 million compared to the same period of 2000. The increase was due to market share gains in Europe and North America more than offsetting the impact of the decline in North American automotive build rates and the impact of foreign exchange rates. Operating income was $5.5 million lower than the prior year mainly due to start-up costs associated with new platform wins and inefficiencies resulting from production swings in the U.S. automotive market.

     Connectors & Switches' sales and revenues increased $13.5 million in the first six months of 2001 compared with last year primarily due to acquisitions made in 2000. The increases in sales from these acquisitions were partially offset by a downturn in the telecommunications markets and second quarter declines in industrial markets, as well as the negative impact of foreign exchange rates. Operating income for the first six months of 2001 was up $7.1 million over the prior year due to cost control actions taken by management to address the economic conditions facing the industry, as well as greater contribution from new products with higher margins.

     Corporate expenses were down due to cost reduction efforts, as well as the absence of certain accruals recorded in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS: Cash from operating activities in the first half of 2001 was $203.4 million, an increase of $61.1 million from the same period of 2000. The increase is largely attributable to higher cash earnings and the liquidation of non-operating assets.

     ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT: Capital expenditures during the first half of 2001 were $67.4 million, an increase of $9.4 million from the first half of 2000. The increase reflects the start-up of new programs in Europe and new product introductions.

     DIVESTITURES: During the first six months of 2001, the Company sold two corporate jets for $30.7 million and other plant, property, and equipment for $1.0 million. The jets are being leased by the Company in the form of operating leases. During the first six months of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Products and Services segment, for $28.3 million, and generated $12.4 million of cash proceeds from plant, property and equipment sales across all of our businesses.

     FINANCING ACTIVITIES: External debt at June 30, 2001 was $1,078.7 million, compared with $1,038.3 million at December 31, 2000. Cash and cash equivalents were $118.8 million at June 30, 2001, compared to $88.7 million at year-end 2000. The maximum amount of borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, at June 30, 2001 was $1.0 billion. The Company received proceeds of $70.4 million from exercised stock options in the first six months of 2001. Expenditures of $135.7 million were made to repurchase shares to offset the dilutive effect of the issued shares.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this statement. Companies will also be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. The Company is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

     Reference is made to the Form 10-K Annual Report for the fiscal year ended December 31, 2000 filed by ITT Industries. The third full paragraph under Item
3. Legal Proceedings therein, concerning insurance coverage relating to environmental matters, as amended by the Form 10-Q Quarterly Report for the period ended March 31, 2001, is hereby deleted and replaced in its entirety with the following:

          In a suit filed several years ago by ITT Industries in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation, et al. against its insurers, ITT Industries is seeking recovery of costs it incurred in connection with the Glendale case and other environmental matters. In April 1999, the California Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals accepted ITT Industries' petition for review of the California Superior Court's order and in March 2001, dismissed the petition without prejudice, allowing ITT Industries to reassert two of its arguments in the California Superior Court. ITT Industries has reasserted those arguments in the California Superior Court. It is not anticipated that there will be a decision in this matter until late 2001 or early 2002. In April 1999, ITT Industries initiated a new coverage action in New Jersey, ITT Industries, Inc., et al. v. Federal Insurance Co., et al. (Middlesex County, No. L-1919-99), involving new environmental insurance claims as well as claims pending but dormant before the Court in California. ITT Industries' insurers challenged the convenience of New Jersey as the forum for this action. In its ruling on the motion, the Court dismissed the non-New Jersey claims, deferred action on certain New Jersey claims and retained jurisdiction over one New Jersey claim. ITT Industries has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT Industries' annual meeting of shareholders held on May 15, 2001, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

                                                                VOTES
                                                       -----------------------
                                                          FOR        WITHHELD
                                                       ----------    ---------
Rand V. Araskog......................................  74,386,825    1,638,105
Curtis J. Crawford...................................  74,682,462    1,342,468
Louis J. Giuliano....................................  74,690,871    1,334,059
Christina A. Gold....................................  74,706,128    1,318,802
John J. Hamre........................................  74,708,644    1,316,286
Raymond W. LeBoeuf...................................  74,708,880    1,316,050
Linda S. Sanford.....................................  74,714,725    1,310,205

     In addition to the election of directors, the reappointment of Arthur Andersen LLP as independent auditors for 2001 was ratified by a vote of 74,844,272 shares in favor, 608,791 shares against, and 571,867 shares abstained. In all cases, there were no broker nonvotes. There were no other matters presented for a vote at the meeting.

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

(Date) August 9, 2001

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION                             LOCATION
-------                           -----------                             --------
  (2)     Plan of acquisition, reorganization, arrangement,             None
          liquidation or succession...................................
  (3)     Articles of Incorporation and by-laws.......................  None
  (4)     Instruments defining the rights of security holders,          None
          including indentures........................................
 (10)     Material contracts..........................................  None
 (11)     Statement re computation of per share earnings..............  See Note 5 of
                                                                        Notes to
                                                                        Consolidated
                                                                        Financial
                                                                        Statements
 (15)     Letter re unaudited interim financial information...........  None
 (18)     Letter re change in accounting principles...................  None
 (19)     Report furnished to security holders........................  None
 (22)     Published report regarding matters submitted to vote of       None
          security holders............................................
 (23)     Consents of experts and counsel.............................  None
 (24)     Power of attorney...........................................  None
 (99)     Additional Exhibits.........................................  None