Form 10-Q
period 2001-09-30
ITT INDUSTRIES INC
filed 2001-11-14
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM
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

     As of October 31, 2001, there were outstanding 88,396,261 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
Part I.   FINANCIAL INFORMATION:
          Item 1.    Financial Statements:
                                                                                       2
                     Consolidated Condensed Income Statements -- Three and Nine
                     Months Ended September 30, 2001 and 2000....................
                                                                                       3
                     Consolidated Condensed Balance Sheets -- September 30, 2001
                     and December 31, 2000.......................................
                                                                                       4
                     Consolidated Condensed Statements of Cash Flows -- Nine
                     Months Ended September 30, 2001 and 2000....................
                                                                                       5
                     Notes to Consolidated Condensed Financial Statements........
          Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:
                                                                                       8
                     Three and Nine Months Ended September 30, 2001 and 2000.....
Part II.  OTHER INFORMATION:
                                                                                      12
          Item 6.    Exhibits and Reports on Form 8-K............................
                                                                                      12
                     Signature...................................................
                                                                                      13
                     Exhibit Index...............................................

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
Sales and revenues...................................  $1,123.6   $1,176.7   $3,493.9   $3,614.2
                                                       --------   --------   --------   --------
Costs of sales and revenues..........................     744.3      780.8    2,301.1    2,406.4
Selling, general, and administrative expenses........     158.2      171.4      509.7      536.4
Research, development, and engineering expenses......      93.0       92.7      290.9      294.0
Goodwill amortization expense........................      10.4        9.2       30.7       25.6
                                                       --------   --------   --------   --------
Total costs and expenses.............................   1,005.9    1,054.1    3,132.4    3,262.4
                                                       --------   --------   --------   --------
Operating income.....................................     117.7      122.6      361.5      351.8
Interest expense, net................................     (13.8)     (19.7)     (50.3)     (56.8)
Miscellaneous income (expense), net..................        --        0.1        0.6        0.8
                                                       --------   --------   --------   --------
Income before income taxes...........................     103.9      103.0      311.8      295.8
Income tax expense...................................     (36.4)     (38.1)    (109.1)    (109.4)
                                                       --------   --------   --------   --------
Net income...........................................  $   67.5   $   64.9   $  202.7   $  186.4
                                                       ========   ========   ========   ========
EARNINGS PER SHARE:
Net income
  Basic..............................................  $    .77   $    .74   $   2.31   $   2.12
  Diluted............................................  $    .75   $    .72   $   2.24   $   2.07
Cash dividends declared per common share.............  $    .15   $    .15   $    .45   $    .45
Average Common Shares -- Basic.......................      87.9       87.9       87.9       87.9
Average Common Shares -- Diluted.....................      90.3       90.0       90.4       90.0

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statement.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  151.7        $   88.7
  Receivables, net..........................................       799.1           814.9
  Inventories, net..........................................       528.3           531.3
  Other current assets......................................        76.7            71.4
                                                                --------        --------
          Total current assets..............................     1,555.8         1,506.3
  Plant, property, and equipment, net.......................       805.0           865.4
  Deferred income taxes.....................................       347.5           384.4
  Goodwill, net.............................................     1,386.7         1,373.0
  Other assets..............................................       518.2           482.3
                                                                --------        --------
          Total assets......................................    $4,613.2        $4,611.4
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  382.7        $  386.0
  Accrued expenses..........................................       707.6           823.9
  Accrued taxes.............................................       347.6           392.9
  Notes payable and current maturities of long-term debt....       652.0           629.9
                                                                --------        --------
          Total current liabilities.........................     2,089.9         2,232.7
Pension benefits............................................       188.5           195.8
Postretirement benefits other than pensions.................       227.4           205.6
Long-term debt..............................................       471.7           408.4
Other liabilities...........................................       340.8           357.7
                                                                --------        --------
          Total liabilities.................................     3,318.3         3,400.2
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................           -               -
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
      outstanding 87,914,595 shares.........................        87.9            87.9
  Retained earnings.........................................     1,420.5         1,306.9
  Accumulated other comprehensive income (loss):
     Unrealized (loss) on investment securities.............        (2.5)           (2.3)
     Minimum pension liability..............................       (19.2)          (12.9)
     Cumulative translation adjustments.....................      (191.8)         (168.4)
                                                                --------        --------
          Total shareholders' equity........................     1,294.9         1,211.2
                                                                --------        --------
          Total liabilities and shareholders' equity........    $4,613.2        $4,611.4
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
OPERATING ACTIVITIES
Net income..................................................  $ 202.7   $ 186.4
Adjustments to Net Income:
  Depreciation and amortization.............................    164.6     150.8
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................   (114.5)    (78.4)
Change in accrued and deferred taxes........................      4.1       3.7
Change in other current and non-current assets..............     19.7      12.8
Change in non-current liabilities...........................      0.9     (27.8)
Other, net..................................................      4.5      (8.4)
                                                              -------   -------
  Net cash -- operating activities..........................    282.0     239.1
                                                              -------   -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................   (101.5)    (95.5)
Proceeds from sale of assets................................     36.0      43.7
Acquisitions................................................    (47.5)   (122.8)
Other, net..................................................      1.3      (2.4)
                                                              -------   -------
  Net cash -- investing activities..........................   (111.7)   (177.0)
                                                              -------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................     92.6      72.0
Long-term debt repaid.......................................    (77.0)    (21.2)
Long-term debt issued.......................................      3.7       0.1
Repurchase of common stock..................................   (144.5)    (28.8)
Proceeds from issuance of common stock......................     75.9      18.6
Dividends paid..............................................    (39.6)    (39.6)
Other, net..................................................      0.7       0.2
                                                              -------   -------
  Net cash -- financing activities..........................    (88.2)      1.3
                                                              -------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     (1.9)    (14.3)
NET CASH -- DISCONTINUED OPERATIONS.........................    (17.2)     16.3
                                                              -------   -------
Net change in cash and cash equivalents.....................     63.0      65.4
Cash and cash equivalents -- beginning of period............     88.7     181.7
                                                              -------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 151.7   $ 247.1
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  76.1   $  62.2
                                                              =======   =======
  Income taxes..............................................  $ 101.8   $  85.8
                                                              =======   =======

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Trade.......................................................     $792.2          $820.0
Other.......................................................       30.2            15.9
Reserves....................................................      (23.3)          (21.0)
                                                                 ------          ------
                                                                 $799.1          $814.9
                                                                 ======          ======

2) INVENTORIES

     Net inventories consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Finished goods..............................................     $141.9          $153.2
Work in process.............................................      164.5           169.7
Raw materials...............................................      293.3           252.2
Progress payments...........................................      (71.4)          (43.8)
                                                                 ------          ------
                                                                 $528.3          $531.3
                                                                 ======          ======

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Land and improvements.......................................    $    56.0      $    59.3
Buildings and improvements..................................        369.0          370.8
Machinery and equipment.....................................      1,245.3        1,202.0
Construction work in progress...............................        103.1           99.8
Other.......................................................        354.8          393.7
                                                                ---------      ---------
                                                                  2,128.2        2,125.6
Accumulated depreciation and amortization...................     (1,323.2)      (1,260.2)
                                                                ---------      ---------
                                                                $   805.0      $   865.4
                                                                =========      =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) COMPREHENSIVE INCOME

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------   ---------------
                                                               2001    2000     2001     2000
                                                              ------   -----   ------   ------
Net income..................................................  $ 67.5   $64.9   $202.7   $186.4
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    33.5   (36.2)   (23.8)   (84.2)
  Minimum pension liability.................................      --      --     (9.6)      --
  Reclassifications included in net income..................      --    (5.6)      --     (5.6)
  Unrealized gain (loss) on investment securities...........    (0.3)    3.0     (0.2)    (0.2)
                                                              ------   -----   ------   ------
     Other comprehensive income (loss), before tax..........    33.2   (38.8)   (33.6)   (90.0)
  Income tax benefit related to other comprehensive
     income.................................................      --    (1.7)     3.7      3.7
                                                              ------   -----   ------   ------
     Other comprehensive income (loss), after tax...........    33.2   (40.5)   (29.9)   (86.3)
                                                              ------   -----   ------   ------
Comprehensive income........................................  $100.7   $24.4   $172.8   $100.1
                                                              ======   =====   ======   ======

5) CALCULATION OF EARNINGS PER SHARE

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2001    2000     2001     2000
                                                              -----   -----   ------   ------
BASIC BASIS --
  Income from continuing operations.........................  $67.5   $64.9   $202.7   $186.4
                                                              -----   -----   ------   ------
  Average common shares outstanding.........................   87.9    87.9     87.9     87.9
                                                              -----   -----   ------   ------
  Earnings Per Share........................................  $ .77   $ .74   $ 2.31   $ 2.12
                                                              =====   =====   ======   ======
DILUTED BASIS --
  Income from continuing operations.........................  $67.5   $64.9   $202.7   $186.4
                                                              -----   -----   ------   ------
  Average common shares outstanding.........................   87.9    87.9     87.9     87.9
  Add: Stock options........................................    2.4     2.1      2.5      2.1
                                                              -----   -----   ------   ------
  Average common shares outstanding -- diluted basis........   90.3    90.0     90.4     90.0
                                                              -----   -----   ------   ------
  Earnings Per Share........................................  $ .75   $ .72   $ 2.24   $ 2.07
                                                              =====   =====   ======   ======

6) RESTRUCTURING

     At December 31, 2000, the accrual balance for all remaining restructuring activities was $18.5. Cash payments of $11.2 were recorded in the first nine months of 2001, as well as a non-cash reduction of $0.6, decreasing the accrual balance at September 30, 2001 to $6.7. As of December 31, 2000, remaining actions under previously announced restructuring activities were to close seven facilities and reduce headcount by 237, which was revised down to 227 persons in 2001. During the first nine months of 2001, the Company closed five facilities and reduced head count by 200 persons. The restructuring activities are progressing according to the plans discussed in the 2000 Annual Report.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was adopted by the Company on January 1, 2001. The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1 and 16 of the 2000 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The only significant derivatives that the Company had on January 1, 2001, were the interest rate swaps (the "Swaps") discussed in Note 16 of the 2000 Annual Report on Form 10-K. The adoption of SFAS No. 133 required the Company to record the total fair value of the Swaps in the financial statements, which caused an increase to other assets and long-term debt of $39.7, bringing the carrying value of the Swaps to $42.5. At September 30, 2001, the value of the Swaps was $67.9. The adoption of SFAS No. 133 did not have a material impact on the results of operations or cash flows of the Company.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not provided, as there was no transition adjustment recorded within other comprehensive loss as of January 1, 2001 and no material activity to report for the first nine months of 2001. Additional disclosures required by SFAS No. 133, as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     There were no hedges of future cash flows outstanding as of September 30, 2001. There were no ineffective portions of changes in fair values of hedge positions reported in earnings for the first nine months of 2001 and no amounts were excluded from the measure of effectiveness reported in earnings for the first nine months of 2001. No amounts were reclassified to earnings during the nine months ended September 30, 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     The ineffective portion of changes in fair values of hedge positions reported in earnings for the first nine months of 2001 amounted to $0.1 before income taxes. These amounts were reported in "operating income." There were no amounts excluded from the measure of effectiveness.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

     Sales and revenues for the third quarter of 2001 were $1,123.6 million, a decrease of $53.1 million or 4.5% ($45.3 million or 3.8% in constant currencies) from the same period sales for 2000. The decrease is primarily attributable to softness in the communications markets of Connectors & Switches partially offset by contributions from new Defense Products & Services contracts and market share gains at Specialty Products. Net income for the third quarter of 2001 was $67.5 million, or $0.75 per diluted share, an increase of $2.6 million, or $0.03 per diluted share, from the comparable period last year. The increase in net income was primarily due to lower taxes, attributable to a reduced effective tax rate, and a decrease in interest expense partially offset by reduced operating income.

     Operating income for the third quarter of 2001 was $117.7 million compared to $122.6 million for the third quarter of 2000, a decrease of $4.9 million or 4.0%. Segment operating margin for the third quarter of 2001 of 11.5% was equal to the margin for the same period in 2000. The decrease in operating income is primarily due to volume declines in the Connectors & Switches segment, while process improvement programs and cost control actions allowed the Company to maintain segment operating margin.

     Interest expense for the third quarter of 2001 of $13.8 million (net of interest income of $1.4 million) decreased $5.9 million from the comparable prior year period primarily due to lower average interest rates.

     The effective income tax rate for the third quarter of 2001 was 35% compared to 37% for the third quarter of 2000. The decrease in the effective tax rate is due to several initiatives taken in 2000 to reduce the structural tax rate.

     Business Segments -- Unaudited sales and revenues and operating income of the Company's business segments for the three months ended September 30, 2001 and 2000 were as follows (in millions):

                              PUMPS &       DEFENSE                                CORPORATE,
   THREE MONTHS ENDED      COMPLEMENTARY   PRODUCTS &   SPECIALTY   CONNECTORS   ELIMINATIONS &
   SEPTEMBER 30, 2001        PRODUCTS       SERVICES    PRODUCTS    & SWITCHES       OTHER         TOTAL
   ------------------      -------------   ----------   ---------   ----------   --------------   --------
Sales and revenues.......     $420.5         $321.3      $235.2       $148.1         $ (1.5)      $1,123.6
Operating income.........       52.2           32.0        27.2         17.8          (11.5)         117.7

THREE MONTHS ENDED
SEPTEMBER 30, 2000
-------------------------

Sales and revenues.......     $429.3         $310.6      $223.1       $214.4         $ (0.7)      $1,176.7
Operating income.........       50.8           28.4        28.0         28.1          (12.7)         122.6

     Pumps & Complementary Products' sales and revenues declined $8.8 million, or 2.0%, in the third quarter of 2001 compared to the second quarter of 2000. Softness in industrial markets and the impact of foreign exchange translation were partially offset by higher volume in the water and wastewater markets. Operating income for the third quarter of 2001 was up $1.4 million, or 2.8%, due to continued process improvements, cost reduction initiatives, and favorable changes in product mix.

     Defense Products & Services' sales and revenues for the third quarter of 2001 increased $10.7 million, or 3.4%, from the comparable prior year period. The increase is due to contributions from new programs partially offset by the wind down of certain large contracts. Operating income for the third quarter of 2001 was up $3.6 million, or 12.7%, due to improved margins on certain mature contracts and the contribution from new contracts.

     Specialty Products' sales for the third quarter of 2001 increased $12.1 million, or 5.4%, compared to the same period of 2000. The increase is primarily due to market share gains in the European and North American automotive markets partially offset by the impacts of declines in North American automotive production. Operating income was down $0.8 million or 2.9% from the same period in 2000 due to continued start-up costs associated with the launches of new European programs, as well as softness experienced in the North American leisure marine market. These declines were partially offset by process improvements.

     Connectors & Switches' sales and revenues for the third quarter of 2001 decreased $66.3 million, or 30.9%, compared to the same period of 2000. The decline is primarily due to the recent downturn in the communications markets. The acquisition of Man-Machine Interface completed in November of the prior year partially offset these declines. Operating income for the third quarter of 2001 was down $10.3 million, or 36.7%, from the comparable period in the prior year reflecting decreases in volume partially offset by the benefits from cost control measures.

     Corporate expenses were down in the third quarter of 2001 due to cost control actions.

  NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

     Sales and revenues for the first nine months of 2001 were $3,493.9 million, a decrease of $120.3 million or 3.3% ($61.4 million or 1.7% in constant currencies) from same period sales for 2000. The decrease is attributable to the downturn in the communications and industrial markets of Connectors & Switches and the scheduled wind down of certain Defense Products & Services contracts partially offset by revenues from acquisitions made in 2000. Net income for the first nine months of 2001 was $202.7 million, or $2.24 per diluted share, an increase of $16.3 million, or $0.17 per diluted share, from the comparable period last year. The increase in net income was attributable to higher operating margins, lower interest expense, and a lower effective tax rate.

     Operating income for the first nine months of 2001 was $361.5 million compared to $351.8 million in the same period of 2000, an increase of $9.7 million or 2.8%. Segment operating margin for the first nine months of 2001 of 11.4% was 0.6 percentage points higher than the margin for the same period in 2000. This increase is primarily due to process improvement efforts, cost control actions taken to address the slowing economic environment, and improved product mix.

     Net interest expense for the first nine months of 2001 of $50.3 million (net of interest income of $5.2 million) decreased $6.5 million from the comparable period in the prior year due to a favorable change in average interest rates and increased cash from operations offset by higher average debt levels in the first half of 2001 driven by several acquisitions made in 2000.

     The effective income tax rate for the first nine months of 2001 was 35% compared to the rate of 37% for the first nine months of 2000. The decrease in the effective tax rate is due to several initiatives taken in 2000 to reduce the structural rate.

     Business Segments -- Unaudited sales and revenues, operating income, and total assets of the Company's business segments for the nine months ended September 30, 2001 and 2000 were as follows (in millions):

                              PUMPS &       DEFENSE                                CORPORATE,
    NINE MONTHS ENDED      COMPLEMENTARY   PRODUCTS &   SPECIALTY   CONNECTORS   ELIMINATIONS &
   SEPTEMBER 30, 2001        PRODUCTS       SERVICES    PRODUCTS    & SWITCHES       OTHER         TOTAL
   ------------------      -------------   ----------   ---------   ----------   --------------   --------
Sales and revenues.......    $1,296.2       $  939.5     $759.5       $503.7         $ (5.0)      $3,493.9
Operating income.........       152.5           83.8       97.0         66.3          (38.1)         361.5
Total assets.............     1,621.2          853.1      732.2        728.0          678.7        4,613.2

NINE MONTHS ENDED
SEPTEMBER 30, 2000
-------------------------

Sales and revenues.......    $1,316.0       $1,000.2     $744.4       $556.4         $ (2.8)      $3,614.2
Operating income.........       143.3           78.5      103.3         69.6          (42.9)         351.8
Total assets.............     1,612.2          779.4      713.8        748.6          716.2        4,570.3

     Pumps & Complementary Products' sales and revenues in the first nine months of 2001 declined $19.8 million, or 1.5%, from the comparable prior year period. The softness is due to the impact of foreign exchange translation and continued weakness in the industrial markets partially offset by higher volume within the water and wastewater markets. Operating income for the first nine months of 2001 was up $9.2 million, or 6.4%, driven by improved product mix, process improvements and cost reduction initiatives.

     Defense Products & Services' sales and revenues for the first nine months of 2001 decreased $60.7 million, or 6.1%, compared to the same period of last year. The decline is primarily due to the wind down of certain large contracts partially offset by the contribution of new contract revenue. Operating income for the 2001 period was up $5.3 million, or 6.8%, over the comparable prior year period due to improved margins on certain mature contracts, contribution from new contracts, and cost control actions.

     Specialty Products' sales for the first nine months of 2001 increased $15.1 million, or 2.0%, compared to the same period of 2000. The increase was due to market share gains in Europe and North America partially offset by the impact of the decline in North American automotive build rates and the impact of foreign exchange rates. Operating income was $6.3 million, or 6.1%, lower than the comparable prior year period mainly due to start-up costs associated with new platform wins and softness in the North American leisure marine market.

     Connectors & Switches' sales and revenues decreased $52.7 million, or 9.5%, in the first nine months of 2001 compared with last year primarily due to the downturn in the communications markets, declines in industrial markets, and the negative impact of foreign exchange rates partially offset by acquisitions made in 2000. Operating income for the first nine months of 2001 was down $3.3 million, or 4.7%, from the comparable prior year period due to declines in volume partially offset by cost control actions taken to address the economic conditions facing the industry.

     Corporate expenses were down due to cost reduction efforts, as well as the absence of certain one time charges recorded in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows: Cash from operating activities in the first nine months of 2001 was $282.0 million, an increase of $42.9 million from the same period of 2000. The increase is primarily attributable to higher cash earnings and the liquidation of non-operating assets partially offset by increased working capital levels.

     Additions to Plant, Property and Equipment: Capital expenditures during the first nine months of 2001 were $101.5 million, an increase of $6.0 million from the first nine months of 2000. The increase reflects the start-up of new Specialty Products programs in Europe and new product introductions.

     Divestitures: During the first nine months of 2001, the Company sold two corporate jets for $30.7 million and other plant, property, and equipment for $5.3 million. The jets are being leased by the Company in the form of operating leases. During the first nine months of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Products & Services segment, for $28.3 million, and generated $15.4 million of cash proceeds from plant, property and equipment sales across all businesses.

     Financing Activities: External debt at September 30, 2001 was $1,123.7 million, compared with $1,038.3 million at December 31, 2000. Cash and cash equivalents were $151.7 million at September 30, 2001, compared to $88.7 million at year-end 2000. The maximum amount of borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, at September 30, 2001, was $1.0 billion. The Company received proceeds of $75.9 million from exercised stock options in the first nine months of 2001. Expenditures of $144.5 million were made to repurchase shares to offset the dilutive effect of the issued shares.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this statement. Companies will also be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. The Company is evaluating the potential impact of adopting these pronouncements on its results of operations and financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003 for the Company. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured in a similar manner as other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of this statement will be effective for the Company on January 1, 2002. The Company is currently reviewing these provisions to determine the standard's impact upon adoption.

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include general economic and worldwide political conditions, foreign currency exchange rates, competition and other factors all as more thoroughly set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2000 and other of its filings with the Securities and Exchange Commission, to which reference is hereby made.

                                    PART II.

                               OTHER INFORMATION

                        EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6.

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

(Date) November 14, 2001

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