Form 10-K405
period 2001-12-31
ITT INDUSTRIES INC
filed 2002-03-26
CIK 216228

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
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on January 31, 2002 was approximately $4.7 billion.

     As of February 28, 2002, there were outstanding 90,080,872 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 7, 2002, is incorporated by reference in
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART       1     Business....................................................     1
 I         2     Properties..................................................    12
           3     Legal Proceedings...........................................    12
           4     Submission of Matters to a Vote of Security Holders.........    13
           *     Executive Officers of the Registrant........................    13
PART       5     Market for Registrant's Common Equity and Related
 II                Stockholder Matters.......................................    14
           6     Selected Financial Data.....................................    15
           7     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................    16
           7A    Quantitative and Qualitative Disclosures About Market
                   Risk......................................................    26
           8     Financial Statements and Supplementary Data.................    26
           9     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................    26
PART      10     Directors and Executive Officers of the Registrant..........    26
III       11     Executive Compensation......................................    26
          12     Security Ownership of Certain Beneficial Owners and
                   Management................................................    26
          13     Certain Relationships and Related Transactions..............    26
PART      14     Exhibits, Financial Statement Schedules, and Reports on Form
 IV                8-K.......................................................    26
        Signatures...........................................................  II-1
        Exhibit Index........................................................  II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I

ITEM 1.                             BUSINESS

     ITT Industries, Inc., with 2001 sales of approximately $4.7 billion, is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. Our four principal business segments were previously named Pumps & Complementary Products, Defense Products & Services, Specialty Products, and Connectors & Switches. Effective January 1, 2002, we renamed our segments to Fluid Technology, Defense Electronics & Services, Motion & Flow Control, and Electronic Components, respectively. Also, Engineered Valves, previously a part of our Specialty Products (now, Motion & Flow Control) segment, now reports into our Fluid Technology segment. Material herein is on a basis consistent with such changes.

     Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 38,000 employees based in 48 countries. Unless the context otherwise indicates, references herein to "ITT Industries," the "Company," and such words as "we," "us," and "our" include ITT Industries, Inc. and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. Reference is made to "-- COMPANY HISTORY AND CERTAIN RELATIONSHIPS." Our telephone number is (914) 641-2000.

     The table below shows, in percentage terms, our consolidated sales and revenues and operating income (excluding restructuring and other special items) attributable to each of our ongoing lines of business for the last three years:

                                         YEAR ENDED
                                        DECEMBER 31,
                                    --------------------
                                    2001    2000    1999
                                    ----    ----    ----
SALES AND REVENUES
  Fluid Technology................   39%     38%     39%
  Defense Electronics &
    Services......................   28      28      31
  Motion & Flow Control...........   19      18      19
  Electronic Components...........   14      16      11
  Other...........................   --      --      --
                                    ---     ---     ---
                                    100%    100%    100%
                                    ===     ===     ===
OPERATING INCOME
  Fluid Technology................   44%     42%     42%
  Defense Electronics &
    Services......................   25      24      27
  Motion & Flow Control...........   24      25      30
  Electronic Components...........   17      20      15
  Other...........................  (10)    (11)    (14)
                                    ---     ---     ---
                                    100%    100%    100%
                                    ===     ===     ===

BUSINESS AND PRODUCTS

  FLUID TECHNOLOGY

     Fluid Technology, with sales and revenues of approximately $1.83 billion, $1.83 billion, and $1.81 billion for 2001, 2000 and 1999, respectively, is engaged in the design, development, production, sale, and after-sale support of products, systems and services used to move, measure, and manage fluids. Fluid Technology is a leading worldwide supplier of a broad range of pumps, mixers, heat exchangers, valves, and systems for municipal, industrial, residential, agricultural, and commercial applications. Major production and assembly facilities are located in Argentina, Australia, Austria, Canada, China, England, Germany, Italy, Malaysia, Mexico, the Philippines, South Korea, Sweden, and the United States. Principal customers are in North America, Europe, the Middle East, Africa, Latin America, and the Asia/Pacific region. No single customer accounted for more than 2% of 2001 sales for Fluid Technology. Sales are made directly and through independent distributors and representatives.

     Fluid Technology offers a wide range of product and system solutions for the water, wastewater, building trades, and industrial and process market areas. With the addition of Engineered Valves, previously a part of our Specialty Products (now, Motion & Flow Control) segment, Fluid Technology is now also serving the biopharm market.

Water

     Goulds Pumps ("Goulds") provides pumps and accessories for residential, agriculture, irrigation, sewage, and drainage. In the residential market, Goulds offers a wide range of water systems products, including state-of-the-art submersible and jet pumps, pressure tanks, controls and special use pumps for the home water well industry. Over one quarter of all well water pumps in North America are supplied by Goulds.

     Other products serving the water market are supplied by Lowara. Its pumps are used in residential, agriculture, and irrigation applications. Lowara is a leader in stainless steel manufacturing technology.

     Submersible pumps and line shaft turbine pumps provide for the pumping needs of agriculture, aquaculture, golf courses, and similar applications.

Wastewater

     Our Flygt Group is the world's originator and largest manufacturer of submersible pumps and mixers. These pumps and mixers form the heart of many of the world's sewage and wastewater treatment facilities. As the world's leading producer of fluid handling pumps and related products for treating and recycling wastewater, ITT Industries actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness of the need to preserve and protect the earth's water resources.

     We are, through our Sanitaire(R) and ABJ(TM) brands, leaders in aeration products and systems for municipal and industrial wastewater treatment. This broad range of products includes ceramic and membrane fine bubble diffusers, stainless steel coarse bubble diffusers, in-place cleaning systems, and complete activated sludge plants. Combining Flygt's submersible pumps and mixers with Sanitaire and ABJ products provides a solution to customers' needs for complete system solutions in wastewater treatment. Dry mount pumps from A-C Pump provide an alternative technical solution to submersible pumps. Typical application areas are sewage and sludge handling, circulating water applications for power plants, desalinization, and flood control.

Building Trades

     Through our Fluid Handling Division, which includes leading brands such as Bell & Gossett(R), McDonnell & Miller(R), Hoffman Specialty(R), and ITT Standard(R), we provide a broad variety of products for environmental control in buildings and for building service and utility applications. For our group of products, we are market leaders in liquid-based heating and air conditioning systems and in liquid level control and steam trap products for boiler and steam systems.

     Our wide range of submersible drainage pumps from Flygt serves the construction market by dewatering construction sites on a global basis. A-C Pump has been in the forefront of developing, designing and custom building a wide range of fire pump systems, including prefabricated, turnkey fire pump packages, and house units that meet every fire protection need.

Industrial & Process

     In the industrial & process business, Fluid Technology offers a broad line of industrial pumps for moving abrasives, corrosives, slurries, solids or other liquids. We are the ANSI standard process pump market leader. Our chemical process pumps and valves are available in a wide variety of alloys. Other unique non-metallic pumps and valves provide advantages when handling severe corrosives. A line of "sealless" magnetic drive pumps from our Goulds and Richter units is offered for services where leakage cannot be tolerated. In mining and mineral applications, our pumps and valves provide a wide range of corrosion and abrasion resistance. The pumps are designed for vertical, horizontal, and submersible situations for coal prep plants, mine slurries, and dewatering applications. Vertical turbine pumps, API process pumps, vertical can pumps for low NPSH, fire pumps and submersibles as well as high performance valves are available for the oil refining and gas processing industries. Our heavy duty stock pumps and a complete line of double suction and LoPulse(R) fan pumps are designed for pulp and paper applications.

BioPharm

     The biopharm market and other similar hygienic applications such as food and cosmetics processing is served entirely by our Engineered Valves Division with a wide array of valve and turnkey systems that are at the heart of extremely demanding manufacturing processes, especially of biological and pharmaceutical compounds.

     Engineered Valves designs and manufactures precision valves under the brand name Pure-Flo(R). The design, engineering, fabrication, and installation of high purity process piping systems and stainless steel vessels for the biopharm and hygienic industries are served through Engineered Valves' Pure-Flo Cotter and Pure-Flo Precision lines. Turnkey systems from Pure-Flo Cotter include process skid systems for CIP, chromatography, fermentation, and UF, flow transfer panels.

Life Cycle Costing

     Life cycle cost is the total system cost over the life of that system. It includes installation, energy costs, maintenance, decommissioning, as well as the original purchase price -- which generally is a small fraction of the overall life cycle cost. ITT Industries is focused on improving the total life cycle cost for customers through the application of technology. With energy conservation becoming increasingly important from a cost control as well as an environmental perspective, life cycle costing initiatives create another factor in market differentiation.

Global Service and Customer Care

     ITT Fluid Technology is building a global network of service centers for aftermarket customer care. Our aftermarket capabilities include the repair and service of all brands of pumps and rotating equipment, engineering upgrades, contract maintenance, and inventory management services. We offer field service solutions for troubleshooting, disassembly, on-site repairs, and emergency service.

ITT Fluid Technology -- On-Line

     Electronic commerce at ITT Industries is exemplified by the web site of our Bell & Gossett unit. On this website, contractors and specifying engineers are now able to view products, select and quote complex pumping systems, use software for pipe sizing and pressure drop analysis, as well as engage in helpful on-line engineering dialogue.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2001     2000     1999
                               ----     ----     ----
Flygt........................   31%      31%      32%
Fluid Handling Division......   17       17       16
Water Technology Group.......   23       23       22
Sanitaire....................    3        2        2
Industrial Pump Group........   19       21       22
Engineered Valves............    7        6        6
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     Our management believes that Fluid Technology has a solid technology base and proven expertise in designing its products to meet customer needs. Management believes that the continuing development of new products will enable Fluid Technology to maintain and build market leadership positions in served markets.

     Order backlog for Fluid Technology was $297.6 million in 2001, compared with $278.0 million in 2000 and $287.3 million in 1999.

     Brand names include ABJ(TM), A-C(TM) Pump, Bell & Gossett(R), Flygt(R), Goulds Pumps(R), Hoffman Specialty(R), ITT Standard(R), Lowara(R), McDonnell & Miller(R), Richter(R), Sanitaire(R), and Vogel(R).

     The level of activity in Fluid Technology is dependent upon economic conditions in the markets served, weather conditions, in the case of municipal markets, the ability of municipalities to fund projects for our products and services, and other factors. See "-- COMPETITION."

     Fluid Technology companies have an aggregate of approximately 11,000 employees and have 310 facilities in 137 countries.

  DEFENSE ELECTRONICS & SERVICES

     Defense Electronics & Services, with sales and revenues of approximately $1.30 billion, $1.33 billion, and $1.41 billion for 2001, 2000, and 1999, respectively, develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems and engineering and applied research. Operations are in North America, Europe, and the Middle East.

     Defense Electronics & Services consists of the two major areas of (i) systems and services and (ii) defense electronics. Systems and services consists of our systems business and our advanced engineering and sciences business. Defense electronics consists of our aerospace and communications business, our night vision business, our radar business, and our avionics business.

Systems and Services

     The Systems Division is involved in support services and systems engineering. The business provides operations and maintenance services for surveillance systems, communications electronics, combat service support, base support and range support for government sites around the world.

     The Advanced Engineering & Sciences Division is involved in the design and manufacture of advanced digital communications products and systems, as well as in engineering and applied research. This business provides advanced technology services and customized products to governmental, industrial, and commercial customers in the areas of information technology, consulting and technical assistance, military systems effects and analysis, and hardware design, test, and evaluation.

     Systems and Services also produces and installs ship and air defense radar and air traffic control systems both in the United States and internationally.

Defense Electronics

     The ITT Aerospace/Communications Division ("A/CD") manufactures products, including voice and data systems, that facilitate communications in the forward area battlefield. A/CD produces the Single Channel Ground and Airborne Radio System ("SINCGARS") and has a contract to produce the Near Term Digital Radio ("NTDR"), which has data transmission capacity twenty times greater than SINCGARS. A/CD is the provider of the combat net radio and the high capacity data radio for the UK Bowman program. A/CD is also developing air traffic control radios for the Federal Aviation Administration. A/CD also produces sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency in remote sensing space payloads to track hurricanes, tornadoes, and other weather patterns. In addition, A/CD provides navigation payloads for the Global Positioning System ("GPS") navigation satellite.

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

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                        YEAR ENDED
                                       DECEMBER 31,
                                  ----------------------
                                  2001     2000     1999
                                  ----     ----     ----
Systems and Services
  Systems.......................   34%      32%      37%
  Advanced Engineering &
    Sciences....................   16       13       --
Defense Electronics
  A/CD..........................   26       32       37
  Night Vision..................   13       15       14
  Avionics......................   11        8       12
                                  ---      ---      ---
                                  100%     100%     100%
                                  ===      ===      ===

     Defense Electronics & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 96% of 2001 sales and revenues of Defense Electronics & Services was to governmental and international entities, of which approximately 85% was to the United States Government (principally in defense programs).

     A substantial portion of the work of Defense Electronics & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, international customers and commercial customers accounted for approximately 11% and 4%, respectively, of 2001 sales and revenues for Defense Electronics & Services.

     Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Electronics & Services were 4% in 2001, 3% in 2000, and 4% in 1999. Certain products sold by Defense Electronics & Services have particular commercial application, including night vision devices and radar systems. In addition, Defense Electronics & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

     Funded order backlog for Defense Electronics & Services was $2.58 billion in 2001, compared with $2.41 billion in 2000 and $1.84 billion in 1999.

     The level of activity in Defense Electronics & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Electronics & Services, demand and budget availability for such products and services in areas other than defense, and other factors. See "-- COMPETITION."

     Defense Electronics & Services companies have an aggregate of approximately 10,000 employees and are present in 151 facilities in 15 countries.

  MOTION & FLOW CONTROL

     Motion & Flow Control, with sales and revenues of approximately $898.7 million, $888.9 million, and $877.9 million for 2001, 2000, and 1999, respectively, comprises a group of units operating in the motion control and flow control market segments. Operations are located principally in North America and Europe, with sales in Latin America and Asia supported through joint ventures or distribution arrangements. Motion & Flow Control consists of the areas of Fluid Handling Systems, Galfer, Jabsco, Koni, Aerospace Controls, HydroAir, and Conoflow.

     ITT Fluid Handling Systems designs and produces engineered tubing systems and connectors for use in applications such as braking systems, fuel supply, and other fluid transfer applications in transportation or industrial uses. Fluid Handling Systems' principle customers are the major North American and European automotive makers, their key Tier 1 suppliers, and other similar customers. Ford, General Motors, and Chrysler, with their respective affiliates, account for approximately 29%, 16%, and 11%, respectively, of the 2001 sales of this unit. Fluid Handling Systems also owns 50% of a joint venture with Sanoh Industrial Co. of Japan that supplies similar products to the major Japanese transplant manufacturers in the United States.

     Galfer designs and manufactures quality friction pads and backplates for braking applications on vehicles. From three facilities in Italy, Galfer services most European OEM auto makers and also operates a substantial facility for research and testing of new materials. Approximately 28% of Galfer's 2001 business is in aftermarket activity.

     The Jabsco Division is the world's leading producer of pumps and related products for the leisure marine market. Products are sold worldwide under the brand names Jabsco(R), Rule(R), Flojet(R), and Danforth(R). Flojet is also a leading producer of pumps and components for beverage applications. Both Jabsco and Flojet also produce pumps for other specialty industrial fluid dispensing applications.

     Koni designs and markets adjustable shock absorbers under the brand name KONI(R) for high performance vehicles, trucks, buses, and railways. Customers are principally in Europe, North America, and Asia.

     ITT Aerospace Controls designs switches, valves, and controls for aerospace applications. Principal customers are North American aircraft manufacturers where the quality and performance required for FAA certification is a key factor. This unit also sells switches to industrial customers for service applications.

     The HydroAir Division designs and manufacturers jets, pumps and other components for manufacturers of whirlpool baths and hot tub spas.

     ITT Conoflow markets pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2001     2000     1999
                               ----     ----     ----
Fluid Handling Systems.......   49%      48%      49%
Galfer.......................   16       16       18
Jabsco.......................   14       16       13
Koni.........................    9        9       10
Aerospace Controls...........    7        6        7
HydroAir.....................    4        4        2
Conoflow.....................    1        1        1
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     The level of activity for Motion & Flow Control depends upon economic conditions in the served markets, particularly the automotive, airplane, and marine and leisure markets. See "-- COMPETITION." Order backlog is not a significant factor in this segment.

     Motion & Flow Control companies have an aggregate of approximately 6,400 employees and have 39 facilities located in 11 countries.

  ELECTRONIC COMPONENTS

     Electronic Components, with sales and revenues of approximately $647.0 million, $774.6 million, and $516.0 million for 2001, 2000, and 1999, respectively, develops and manufactures connectors, interconnects, cable assemblies, switches, key pads, multi-function grips, panel switch assemblies, dome arrays, input/output (I/O) card kits, smart card systems, LAN components, high-speed/high-bandwidth network systems, and related services.

     Electronic Components consists of products and services for the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses.

     In the communications area, Electronic Components designs products and provides services specifically for today's fast-growing transmission and networking industries. These products and services include connectors, interconnects, cable assemblies, keypads, switches, panel switch assemblies, I/O card kits, smart card systems, and LAN components, as well as high-speed/high-bandwidth network systems and services. They are used in wireless, carrier networks, enterprise networks, datacommunications, transmission, and switching applications.

     In the industrial area, Electronic Components' products are incorporated in various industrial equipment and control products, including DL zero insertion force connectors, cable assemblies, electromechanical switches, and device control interfaces. They are used in industrial controls, production equipment, and instrument applications. Medical applications include robotic surgical, ultrasound, and other diagnostic equipment.

     In the transportation area, Electronic Components' products are incorporated in off-highway, heavy-vehicle, and automotive applications. The products include high reliability connectors, multi-function control assemblies, and switches used in powertrain, instrument controls, and chassis applications.

     In the military/aerospace area, Electronic Components supplies products for mission-critical applications ranging from below the ocean to deep in space. The products include circular, microminiature, fiber optic, and "special" connectors used in military electronics, missiles, and space applications.

     In the commercial aircraft area, Electronic Components supplies highly reliable light, space-saving products for technically advanced aircraft. The products include rack and panel, circular, and fiber optic connectors. Their applications range from avionics (flight control, communications and navigation) to passenger in-flight entertainment systems.

     In the computer area, Electronic Components supplies keypads, connectors, and switches for computers and computer peripherals.

     In the consumer area, Electronic Components primarily supplies keypads for remote control devices.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                      YEAR ENDED
                                     DECEMBER 31,
                                 --------------------
                                 2001    2000    1999
                                 ----    ----    ----
Communications.................   36%     43%     32%
Industrial.....................   19      16      20
Transportation.................   13      10      14
Military/Aerospace.............   12      11      13
Commercial Aircraft............    8       7      10
Computer.......................    6       7       5
Consumer.......................    6       6       6
                                 ---     ---     ---
                                 100%    100%    100%
                                 ===     ===     ===

     Order backlog for Electronic Components was $154.6 million in 2001, compared with $207.9 million in 2000 and $158.6 million in 1999.

     Electronic Components products are marketed primarily under the Cannon(R) brand name.

     The level of activity for Electronic Components is affected by overall economic conditions in the markets served and the competitive position with respect to price, quality, technical expertise, and customer service. See "-- COMPETITION."

     Electronic Components companies have an aggregate of approximately 10,600 employees and have 20 facilities located in 9 countries.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and see Note 20 "BUSINESS SEGMENT INFORMATION" to "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details with respect to business segments.

THE ITT INDUSTRIES MANAGEMENT SYSTEM

     We have been making efforts at all levels throughout ITT Industries to enable the Company to fulfill its aspiration to become a premier multi-industry company. Those efforts include the development and evolution of what we refer to as the ITT Industries Management System. This system includes a configuration of interrelated tools and processes. Those tools and processes, which are being integrated throughout ITT Industries, include the concepts of portfolio management, operations excellence, leadership development, innovation and technology, and achieving consistent results. Value-Base Six-Sigma initiatives are an integral part of the program. Each of these concepts involves its own subset of interrelated elements directed toward the fulfillment of our goals.

     Although there cannot be a guarantee that the investing community will perceive and recognize that we will have achieved our ultimate goal, there is a total commitment on the part of our management that every effort will be made toward achieving our ultimate goal.

ACQUISITIONS, DIVESTITURES, RESTRUCTURING, AND RELATED MATTERS

     We have been involved in an ongoing program of acquiring businesses that provide a rational fit with businesses we presently conduct and divesting businesses that do not enhance that fit.

     During 2001, we acquired the business and assets of a number of small companies for our Fluid Technology segment. These include Cotter Corporation, which manufactures modular processing systems and subsystems; the Water Systems Division of The Marley Company, which manufactures water pumping equipment; Production Castings Incorporated, American Alloy Products, Inc., Production Machine Inc., and Impeller Repair Services, Inc., these last four being in the business of producing pump parts and cast repair parts. Also for our Fluid Technology segment, during 2001, we purchased the stock of 1448170 Ontario Limited, which sells repair parts and repairs pumps, rotating equipment and other production and factory equipment. In January 2002, also for our Fluid Technology segment, we purchased certain assets of Royce Instrument Corporation and Polycast Corporation, which manufacture monitoring and control instrumentation and sensors for municipal and industrial wastewater treatment. Also in January 2002, we acquired the business and assets of Precision Stainless, Inc. for our Fluid Technology segment, which provides process vessels for the biopharmaceutical companies. In 2001 we purchased the business and assets of BIW Connector Systems, LLC, a designer and manufacturer of power connectors for harsh environments, for our Electronic Components segment.

     During 2000, we acquired C & K Components, Inc., a designer and manufacturer of switches for the communications, computer, and electronic equipment markets. We also acquired the Man Machine Interface business of TRW, a manufacturer of multi-layer switch components and assemblies for the wireless mobile handset market. Both acquisitions are for our Electronic Components segment. In addition, we acquired the business of Aerotherm Corporation, a company that makes guidance systems for target missiles, and sold our GaAsTEK business, both with respect to our Defense Electronics & Services segment. In addition, we acquired the business of HydroAir International for our Motion & Flow Control segment.

     During 1999, we acquired STX Pte. Ltd. for our Electronic Components segment, the space and defense communications businesses of Stanford Telecommunications, Inc. and K and M Electronics, Inc. for our Defense Electronics & Services segment, Water Pollution Control Corp. (now our Sanitaire Division) and assets of Energy Machine Service, Inc. for our Fluid Technology segment, and Hydro Air Industries and Flojet Corp. for our Motion & Flow Control segment. In addition, we made an investment in DigitalGlobe Inc. (previously known as EarthWatch Incorporated) for our Defense Electronics & Services segment and divested all, or portions of, our Community Development Corporation, Carbon Industries, and Palm Coast Utility businesses.

     See Note 4 "RESTRUCTURING AND OTHER SPECIAL ITEMS" regarding restructuring matters. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- STATUS OF RESTRUCTURING ACTIVITIES."

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISKS AND UNCERTAINTIES -- SALES OF AUTOMOTIVE BUSINESSES" AND NOTE 5 "DISCONTINUED OPERATIONS" TO "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for information regarding the resolution of certain disputes relating to the sales of automotive businesses during 1998 and further information regarding discontinued operations.

GEOGRAPHIC MARKETS

     The geographic sales base of Fluid Technology is broad. In 2001, approximately 57% of the sales and revenues of Fluid Technology was derived from North America, while approximately 30% was derived from Europe. The geographic sales mix differs among products and among divisions of Fluid Technology. Our management anticipates growth opportunities in Eastern Europe, Central Asia, Africa/Middle East, Latin America, and the Asia/Pacific region. In China,

Fluid Technology has manufacturing and distribution facilities to produce and sell submersible pumps for the sewage handling and mining markets and a joint venture that produces vertical turbine pumps and includes a foundry operation. It also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

     The geographic sales base of Defense Electronics & Services is predominantly the United States, which accounted for approximately 86% of 2001 sales and revenues. Management of Defense Electronics & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

     The geographic sales base of Motion & Flow Control is predominantly in North America and Europe. In 2001, approximately 60% of sales and revenues of Motion & Flow Control were to customers in North America, and approximately 36% of sales were to customers in Western Europe. Management of ITT Industries sees growth opportunities in South America, Mexico, and Asia.

     The geographic sales base of Electronic Components in Europe accounted for 39% of 2001 sales and revenues, North America accounted for 41% of 2001 sales and revenues, and the Asia/Pacific region accounted for 20% of 2001 sales and revenues. Electronic Components has manufacturing facilities within North America, Europe, and the Asia/Pacific region. These operations supply connectors across a broad market spectrum, including carrier networks, wireless, transportation, military/aerospace, commercial aircraft, computer, industrial and consumer sectors.

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

     The Fluid Technology segment is affected by strong competition, changing economic conditions, industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. Management of Fluid Technology responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs and life cycle cost initiatives.

     In Defense Electronics & Services, government defense budgets, particularly in the United States, generally have begun to increase after years of significant declines. Business consolidations continue to change the competitive environment. We have adjusted to these changes by focusing on the defense electronics and services markets, by making process improvements, and through capacity rationalization. In most of the markets served by Defense Electronics & Services, competition is based primarily upon price, quality, technological expertise, cycle time, and service.

     In Motion & Flow Control, competition is a significant factor which has resulted in increased pressure to reduce prices and, therefore, costs. Product capability, quality, engineering support, and experience are also important competitive factors.

     In Electronic Components, competitive pressures continue on a global basis. In most of the markets served, competition is based primarily upon price, quality, technical expertise, and customer service.

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

CYCLICALITY

     Many of the markets in which our businesses operate are cyclical and can be affected by general economic conditions in those markets. Since we manufacture and sell products used in historically cyclical industries, such as the construction, mining and minerals, transportation, automotive, and aerospace industries, as well as other industries served by our Electronic Components business, we could be adversely affected by negative cycles affecting those and other industries.

GOVERNMENTAL REGULATION AND RELATED MATTERS

     A number of our businesses are subject to governmental regulation by law or through contractual arrangements. Our Defense Electronics & Services businesses perform work under contracts with the United States Department of Defense and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including regulations requiring background investigations for high-level security clearances for our executive officers. Most of such contracts are subject to termination by the respective governmental parties on various grounds, although such terminations have rarely occurred in the past.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING

     Our businesses require substantial commitment of resources for research, development, and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Although most of our funds dedicated to research, development, and engineering activities are applied to areas of high technology, such as aerospace and applications involving electronic components, these activities are important in all of our business segments. Expenditures by ITT Industries for research, development, and engineering relating to our on-going lines of business totaled $424.7 million in 2001, $391.2 million in 2000, and $264.4 million in 1999. Of those amounts 76.4% in 2001, 74.6% in 2000, and 57.8% in 1999 was expended pursuant to customer contracts.

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

EMPLOYEES

     As of December 31, 2001, ITT Industries and its subsidiaries employed an aggregate of approximately 38,000 people. Of this number, approximately 18,500 are employees in the United States, of whom approximately 30% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

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

     One member of the Board of Directors of ITT Industries also serves on the Board of Directors of The Hartford.
                            ------------------------

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS" for information regarding forward-looking statements and cautionary statements relating thereto.
                            ------------------------

ITEM 2.  PROPERTIES

     Our principal executive offices are in leased premises located in White Plains, NY. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. These properties are located in several states in the United States, as well as in numerous countries throughout the world. See "BUSINESS" for further information with respect to properties in each of our business segments, including the numbers of facilities and countries in which they are located. See also Note 14 "Leases and Rentals" for further information.

ITEM 3.  LEGAL PROCEEDINGS

     ITT Industries and its subsidiaries are responsible, in whole or in part, or are alleged to be responsible for environmental investigation and remediation at approximately 102 sites in various countries. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at approximately 15 sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. Other situations generally involve either actions brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

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

     In a suit filed several years ago by ITT Industries in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, ITT Industries is seeking recovery of costs it had incurred in connection with the Glendale case and other environmental matters. In April 1999, the California Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals accepted ITT Industries' petition for review of the California Superior Court's order and in March 2001, dismissed the petition without prejudice, allowing ITT Industries to reassert two of its arguments in the California Superior Court. ITT Industries presented those arguments to the Court and in January 2002, the Court dismissed a number of sites from the California case. ITT Industries is considering whether to appeal. ITT Industries has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

     The Company and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to, environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment and pension matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vig-orously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided regarding the executive officers of ITT Industries:

                                                                                                               DATE OF
                                     AGE AT                                                   YEAR OF          ELECTION
                                   FEBRUARY 1,                                            INITIAL ELECTION    TO PRESENT
               NAME                   2002                      POSITION                   AS AN OFFICER       POSITION
               ----                   ----                      --------                   -------------       --------
David J. Anderson.................      52       Senior Vice President and Chief                1999           12/13/99
                                                 Financial Officer
Robert L. Ayers...................      56       Senior Vice President, ITT Industries;         1998            12/4/01
                                                   President, Fluid Technology
Henry J. Driesse..................      58       Senior Vice President, ITT Industries;         2000            12/4/01
                                                   President, Defense
Donald E. Foley...................      50       Vice President, Treasurer and Director         1996             6/1/01
                                                 of Taxes
James D. Fowler, Jr. .............      57       Senior Vice President and Director,            2000            11/6/00
                                                 Human Resources
Gerard Gendron....................      49       Senior Vice President, ITT Industries;         1998            12/4/01
                                                   President, Cannon Worldwide
Louis J. Giuliano.................      55       Chairman, President and Chief Executive        1988            2/24/01
                                                   Officer and Director
Martin Kamber.....................      53       Senior Vice President, Director of             1995           12/19/95
                                                   Corporate Development
Vincent A. Maffeo.................      51       Senior Vice President and General              1995           12/19/95
                                                 Counsel
Thomas R. Martin..................      48       Senior Vice President, Director of             1996             3/9/99
                                                 Corporate Relations
Brenda L. Reichelderfer...........      43       Vice President, ITT Industries;                2002             1/1/02
                                                 President, Motion & Flow Control
Edward W. Williams................      63       Senior Vice President and Corporate            1998            12/4/01
                                                   Controller

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Anderson, prior to his election as Senior Vice President and Chief Financial Officer (1999), was Senior Vice President and Chief Financial Officer of Newport News Shipbuilding (1996); (ii) Mr. Ayers, prior to his election as Senior Vice President (2001), was Vice President (1998) and President of Fluid Technology
(1999), and, prior to that, was President of Sulzer Bingham Pumps Inc. (1990);
(iii) Mr. Driesse, prior to his election as Senior Vice President (2001), was Vice President and President of Defense (2000), and, prior to that, was President of ITT Avionics (1991); (iv) Mr. Foley was elected to the additional position of Director of Taxes (2001); (v) Mr. Fowler, prior to his election as Senior Vice President and Director, Human Resources (2000), was Executive Director and President of the Executive Leadership Council (1997); (vi) Mr. Gendron, prior to his election as Senior Vice President (2001), was Vice President (1998), and President of Cannon Worldwide (1997); (vii) Mr. Giuliano, prior to his election as Chairman, President, Chief Executive Officer and Director (2001), was President and Chief Operating Officer (1998), and, prior to that, was Senior Vice President (1995);

(viii) Mr. Martin, prior to his election as Senior Vice President, Director of Corporate Relations (1999), was Vice President, Director of Corporate Relations
(1996); (ix) Ms. Reichelderfer, prior to her election as Vice President and President of Motion & Flow Control (2002), held other executive positions with ITT Industries; and (x) Mr. Williams, prior to his election as Senior Vice President (2001), was Vice President and Corporate Controller (1998), and, prior to that, was Vice President and Controller of our Defense & Electronics business.

                                    PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                    2001                2000
                                                              ----------------    ----------------
                                                               HIGH      LOW       HIGH      LOW
                                                              ------    ------    ------    ------
                                                                           IN DOLLARS
Three Months Ended
  March 31................................................    $44.25    $35.55    $34.94    $22.38
  June 30.................................................     49.00     37.95     36.19     28.63
  September 30............................................     46.20     42.00     34.94     29.63
  December 31.............................................     52.00     43.19     39.63     29.75

     The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "ITT"). During the period from January 1, 2002 through February 28, 2002, the high and low reported market prices of our common stock were $59.85 and $45.80, respectively.

     We declared dividends of $.15 per share of common stock in each of the four quarters of 2000 and 2001 and in the first quarter of 2002.

     Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

     There were 34,869 holders of record of our common stock on February 28, 2002.

     ITT Industries common stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                      2001        2000        1999        1998        1997
                                    --------    --------    --------    --------    --------
RESULTS AND POSITION
Sales and revenues................  $4,675.7    $4,829.4    $4,632.2    $4.492.7    $4,207.6
Operating income (loss)(a)........     396.8       493.1       415.2       (74.6)      141.3
Income (loss) from continuing
  operations(a)...................     216.7       264.5       232.9       (97.6)       11.9
Net income........................     276.7       264.5       232.9     1,532.5       108.1
Income from continuing operations,
  as adjusted(b)..................     280.2       264.5       230.0       146.0        95.9
Expenditures on plant additions...     174.0       180.6       227.9       212.9       212.5
Depreciation and amortization.....     212.9       201.8       181.1       195.6       196.9
Total assets......................   4,508.4     4,611.4     4,459.6     4,978.6     5,058.4
Total assets, excluding
  discontinued operations.........   4,508.4     4,611.4     4,459.6     4,978.6     4,127.0
Long-term debt....................     456.4       408.4       478.8       515.5       531.2
Total debt........................     973.4     1,038.3     1,088.1       767.1     2,172.6
Cash dividends declared per common
  share...........................      0.60        0.60        0.60        0.60        0.60
EARNINGS PER SHARE
Income from continuing operations,
  as adjusted(b)
  Basic...........................  $   3.18    $   3.01    $   2.58    $   1.29    $   0.81
  Diluted.........................  $   3.09    $   2.94    $   2.50    $   1.29    $   0.79
Net income
  Basic...........................  $   3.14    $   3.01    $   2.61    $  13.55    $   0.91
  Diluted.........................  $   3.05    $   2.94    $   2.53    $  13.55    $   0.89

------------
(a) Income from continuing operations in 2001, 1999, 1998 and 1997 includes (income) charges of $97.7, $(4.6), $399.4 and $137.8 pretax, respectively, or $63.5, $(2.9), $243.6 and $84.0, after-tax, respectively, for restructuring and other special items as described in Note 4.

(b) Income from continuing operations, after-tax, in 2001, as adjusted, excludes restructuring and other special items of $63.5, after-tax; and income from discontinued operations of $60.0, after-tax. Income from continuing operations in 1999, as adjusted, excludes restructuring and other special items of $(2.9) after-tax. Income from continuing operations in 1998, as adjusted, excludes the items in note (a) above and $83.2, after-tax, for operating income from discontinued operations; $1,546.9, after-tax, for gain on sale of ITT Automotive operations. The 1997 net income from continuing operations, as adjusted, excludes the items in note (a) above and operating income from discontinued operations of $101.8, after-tax; and a charge for the cumulative effect of accounting change of $5.6, after-tax.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     For the years ended December 31, ITT Industries, Inc. (the "Company" or "ITT") reported the following (in millions):

                           2001(A)      2000     1999(B)
                           --------   --------   --------
Sales and revenues from
  continuing
  operations.............  $4,675.7   $4,829.4   $4,632.2
Operating income from
  continuing
  operations.............  $  494.5   $  493.1   $  410.6
Income from continuing
  operations,
  after-tax..............  $  280.2   $  264.5   $  230.0

------------
(a) 2001 figures are adjusted to exclude restructuring and other special items of $97.7 pretax or $63.5 after-tax. Reported operating income from continuing operations was $396.8. Reported income from continuing operations, after-tax, was $216.7.

(b) 1999 figures are adjusted to exclude restructuring and other special items of $(4.6) pretax or $(2.9) after-tax. Reported operating income from continuing operations was $415.2. Reported income from continuing operations, after-tax, was $232.9.

  FLUID TECHNOLOGY'S WATER & WASTEWATER BUSINESS:

     The Water & Wastewater business of the Company's Fluid Technology segment grew 5% before the impact of foreign exchange translation (2% after the impact of foreign exchange), and recorded a number of multi-million dollar international contracts related to water treatment projects in the United Kingdom, China and Singapore.

  DEFENSE ELECTRONICS & SERVICES' CONTRACT WINS:

     The Company's Defense Electronics & Services segment realized several significant contract wins during 2001 including a contract to provide new digital communications equipment for the Federal Aviation Administration's air traffic control for an estimated $580 million, a $143 million contract to build land based radar systems for Egypt, a network communications system contract for the U.S. military community for an estimated $125 million, a $77 million contract to provide operations and maintenance support to the U.S. Military Command and Control, and a $39 million contract to upgrade the Global Positioning Satellite System.

  MOTION & FLOW CONTROL:

     The Company's Fluid Handling Systems business grew 3% despite a 5% decrease in North American and European build rates.

  ELECTRONIC COMPONENTS' NEW PRODUCTS:

     The Company's Electronic Components segment continued its pattern of innovation and increased its proportion of revenues from new products to 36% of total sales, which supported an increase in operating margin in the year despite a global downturn in its primary end-markets. ITT defines new products as the year of introduction plus three years.

  CASH FLOW:

     Working capital initiatives resulted in a continued reduction in operating working capital (defined as accounts receivable plus inventory less accounts payable at year-end) as a percentage of annualized sales from 19.5% in 2000 to 18.5% in 2001. This reduction contributed to record free cash flow (defined as net cash from operating activities less capital expenditures) of $302.6 million.

  VALUE-BASED SIX SIGMA:

     ITT expanded its Value-Based Six Sigma ("VBSS") initiative through the year and now has more than 280 Black Belts and more than 40 Champions trained worldwide. VBSS is a key component of the ITT Management System and the overarching discipline under which the Company will drive toward operational excellence, improve efficiencies and accelerate new product introductions.

  NEW CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER:

     In March 2001, Louis J. Giuliano assumed the role of Chairman, President and Chief Executive Officer of the Company.

  NEW SEGMENT NAMES AND REALIGNMENT OF ENGINEERED VALVES:

     The Company has renamed its segments to better reflect the nature of the businesses. The former Pumps & Complementary Products segment has been renamed Fluid Technology; the former Defense Products & Services segment has been renamed Defense Electronics & Ser-vices; the former Specialty Products segment has been renamed Motion & Flow Control; and the former Connectors & Switches segment has been renamed Electronic Components. In addition, a change was made in the Company's internal management reporting structure such that the Engineered Valve business ("EV") now reports into the Fluid Technology segment. The Company believes that the markets served by EV are more closely aligned with those of the Fluid Technology businesses. EV was previously part of the former Specialty Products segment structure. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000:

     Sales and revenues in 2001 were $4.68 billion, a decrease of $153.7 million, or 3.2%, from 2000 ($93.0 million, or 1.9%, excluding the impact of foreign exchange). The decrease is primarily attributable to the downturn in the communications and industrial connectors markets of Electronic Components and the scheduled wind down of certain Defense Electronics & Services contracts. These declines were partially offset by new contract revenue at Defense Electronics & Services and revenues from acquisitions made in 2000.

     Operating income of $396.8 million in 2001 was $96.3 million lower than the prior year due to the $97.7 million restructuring and other special items taken in 2001. See Status of Restructuring Activities under Liquidity and Capital Resources. Excluding the restructuring and other special items, 2001 operating income was $1.4 million higher than the prior year. Operating margin of 10.6%, adjusted to exclude the restructuring and other special items, was 40 basis points higher than the margin for 2000. This increase is primarily due to process improvement efforts, cost control actions taken to address the slowing economic environment, and improved product mix.

     Interest expense of $62.0 million (net of interest income of $6.8 million) decreased $13.2 million from 2000 due to a favorable change in average interest rates and increased cash from operations, partially offset by higher average debt in the first half of 2001 associated with several acquisitions made in 2000.

     The effective income tax rate for 2001 was 35% compared to the rate of 37% for 2000. The decrease in the effective tax rate is due to several initiatives taken in 2001 and 2000 to reduce the structural rate. The Company expects the effective tax rate for 2002 to be 32% driven by further initiatives and the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which eliminates goodwill amortization expense. See Accounting Pronouncements for a discussion of SFAS No. 142.

     Net income from continuing operations in 2001 was $216.7 million or $2.39 per diluted share. Excluding the $97.7 million ($63.5 million after-tax) restructuring and other special items in 2001, net income from continuing operations was $280.2 million, or $3.09 per diluted share, compared to $264.5 million, or $2.94 per diluted share, in 2000. The increase in net income, as adjusted for the restructuring and other special items, was primarily due to a decrease in interest expense and the lower effective tax rate.

     During the fourth quarter of 2001, the Company reassessed accruals for discontinued operations, determined that activities related to those accruals would be completed for $60.0 million less than originally estimated and reversed the related accruals into income. The excess was primarily related to favorable experience in the resolution of two automotive arbitration claims in late 2001 and early 2002 (including income tax related claims), legal, environmental and warranty claims, and other income tax issues. See Sales of Automotive Businesses under Risks and Uncertainties.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999:

     Sales and revenues in 2000 were $4.83 billion, an increase of $197.2 million, or 4.3%, over 1999 ($359.9 million, or 7.8%, excluding the impact of foreign exchange). The increase is attributable to several acquisitions made in 2000 and the second half of 1999, as well as organic growth, partially offset by the absence of a defense settlement received in 1999 and the scheduled wind down of certain Defense contracts.

     Operating income of $493.1 million in 2000 was $77.9 million higher than the prior year. Operating income for 1999 of $415.2 million included a $4.6 million credit related to restruc-turing and other special items. Excluding restructuring and other special items from 1999, operating income was $82.5 million higher than the 1999 comparative operating income of $410.6 million. The related operating margin improved to 10.2% from 8.9% in 1999, excluding restructuring and other special items. The increases in operating income and margin were the result of higher sales volumes, a significant improvement in productivity, lower pension expense and the introduction of new, more profitable products.

     Interest expense of $75.2 million (net of interest income of $17.9 million) increased $28.4 million on higher average debt levels due to the repurchase of shares in the first quarter of 1999, several acquisitions made in 2000 and the second half of 1999, and higher average interest rates.

     Net income from continuing operations in 2000 was $264.5 million, or $2.94 per diluted share, compared to $232.9 million, or $2.53 per diluted share, in 1999 ($230.0 million, or $2.50 per share, excluding restructuring and other special items recorded in 1999). The Company's effective tax rate was 37% in both 2000 and 1999.

                               BUSINESS SEGMENTS
     Sales and revenues and operating income for each of the Company's business segments were as follows (in millions):

                                             DEFENSE     MOTION                 CORPORATE,
                                FLUID      ELECTRONICS   & FLOW    ELECTRONIC   ELIMINATION
YEAR ENDED DECEMBER 31,       TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS    AND OTHER      TOTAL
-----------------------       ----------   -----------   -------   ----------   -----------    --------
2001
Sales and revenues..........   $1,829.7     $1,304.8     $898.7      $647.0       $ (4.5)      $4,675.7
Operating income (expense):
  Before restructuring and
     other special items....      218.4        123.6      117.7        85.9        (51.1)         494.5
  Restructuring and other
     special items..........      (16.0)          --       (8.1)      (69.6)        (4.0)         (97.7)
                               --------     --------     ------      ------       ------       --------
Total operating income......   $  202.4     $  123.6     $109.6      $ 16.3       $(55.1)      $  396.8
                               ========     ========     ======      ======       ======       ========
2000
Sales and revenues..........   $1,834.2     $1,334.6     $888.9      $774.6       $ (2.9)      $4,829.4
Operating income............   $  206.2     $  117.3     $124.3      $ 99.0       $(53.7)      $  493.1
                               --------     --------     ------      ------       ------       --------
1999
Sales and revenues..........   $1,814.3     $1,413.9     $877.9      $516.0       $ 10.1       $4,632.2
Operating income (expense):
  Before restructuring and
     other special items....      173.6        108.8      123.7        62.1        (57.6)         410.6
  Restructuring and other
     special items..........       (6.0)         3.9       (3.0)        9.7           --            4.6
                               --------     --------     ------      ------       ------       --------
Total operating income......   $  167.6     $  112.7     $120.7      $ 71.8       $(57.6)      $  415.2
                               ========     ========     ======      ======       ======       ========

     Fluid Technology's sales and revenues of $1.83 billion declined $4.5 million, or 0.2%, from 2000. The decrease reflects the impact of foreign exchange translation and continued weakness in the industrial pump markets partially offset by higher volume within the water and wastewater markets. 2001 operating income before restructuring and other special items was up $12.2 million compared to 2000 operating income due to improved product mix, continued process improvements and cost reduction initiatives. Sales for 2000 increased $19.9 million, or 1.1%, from 1999. The adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10") resulted in an increase in revenues and cost of sales of approximately $16 million in 2000 compared to 1999. The Company did not restate 1999 sales for EITF 00-10 as restatement was impracticable. In addition, higher volume within the construction and water and wastewater businesses were partially offset by the impact of foreign exchange translation and softness in industrial pumps markets. Operating income for 2000 was up $32.6 million compared to 1999 operating income, excluding restructuring and other special items, due to higher prices, higher productivity, a foreign exchange gain recognized upon the liquidation of foreign businesses and the benefits of restructuring and cost initiatives.

     Defense Electronics & Services' sales and revenues of $1.30 billion decreased $29.8 million, or 2.2%, compared to 2000. The decline is primarily due to the scheduled wind down of certain large contracts partially offset by the contribution of new contract revenue. Operating income for 2001 was $6.3 million greater than 2000 operating income due to improved margins on certain mature contracts, higher profitability on new contracts, and cost control actions. Sales and revenues for 2000 declined $79.3 million, or 5.6%, compared to 1999. The decrease was due to the scheduled wind down of certain large contracts, the absence of a $25.6 million claim settlement received in 1999, and lost revenue from the sale of the GaAsTEK business (sold in the first quarter of 2000) partially offset by an entire year of revenues from the December 1999 acquisition of Stanford Telecommunications, Inc.'s space and defense communications businesses (which contributed incremental sales and revenue of approximately $120 million in 2000). Operating income for 2000 was $8.5 million greater than 1999 operating income, excluding restructuring and other special items, primarily due to margin improvements from product/program mix.

     Motion & Flow Control recorded sales and revenues of $898.7 million for the year, representing an increase of $9.8 million, or 1.1%, over 2000. The increase is due to automotive market share gains in Europe and North America and sales growth in the Aerospace Controls business partially offset by softness in the leisure marine market, the impact of the decline in North American automotive build rates and the impact of foreign exchange translation. Operating income, before restructuring and other special items, was $6.6 million, or 5.3%, lower than 2000 operating income due to softness in the leisure marine market and start-up costs associated with new European programs at Fluid Handling Systems partially offset by process improvements at North American Fluid Handling Systems and higher sales volume at Aerospace Controls. Revenues for 2000 represent an increase of $11.0 million, or 1.3%, over 1999. The inclusion of the 1999 acquisitions of Flojet Corporation and HydroAir Industries for an entire year (which combined added approximately $46 million of sales and revenues in 2000) was partially offset by the impact of foreign exchange translation. Operating income for 2000 was flat with 1999 operating income, excluding restructuring and other special items.

     Electronic Components' sales and revenues were $647.0 million in 2001, representing a decrease of $127.6 million, or 16.5%, from 2000. The decrease reflects a downturn in the communications and industrial markets and the negative impact of foreign exchange translation partially offset by revenues from acquisitions made in 2000 (which combined added approximately $64 million of incremental sales). Operating income, before restructuring and other special items, was down $13.1 million, or 13.2%, from 2000 due to declines in volume partially offset by cost reduction actions and continued process improvements. In 2000, sales and revenues increased $258.6 million, or 50.1%, compared to 1999 primarily due to the 1999 acquisition of STX Pte. Ltd. ("STX") and the 2000 acquisitions of C&K Components, Inc. ("C&K") and Man Machine Interface ("MMI") (incremental sales and revenues for these three acquisitions combined added approximately $143 million in 2000). The increase also reflects robust growth in the communications, industrial and transportation markets partially offset by the negative impact of foreign exchange translation. Operating income in 2000 was up $36.9 million, or 59.4%, from 1999, excluding restructuring and other special items. Higher volume, greater contributions from new products with higher margins, and improvements in manufacturing processes contributed to the increase.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to generate substantial cash from operations and remains in a strong financial position with resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short and long term basis. The Company plans to fund its anticipated 2002 cash requirements with future cash from operations supplemented, as required, by commercial paper borrowings. The Company has a revolving credit agreement with 20 domestic and foreign banks, which provides aggregate commitments of $1.0 billion and expires in November 2005. The revolving credit agreement provides backup for the Company's commercial paper program. Commercial paper borrowings at December 31, 2001 were $441.3 million. There were no borrowings under the credit agreement at December 31, 2001. The provisions of this facility require the Company to maintain an interest coverage ratio, as defined, in excess of 3.75 times. At December 31, 2001, the Company's interest coverage ratio was well in excess of the minimum requirement.

  CASH FLOWS:

     Cash flows from operating activities were $476.6 million in 2001, an increase of $62.0 million, or 15%, from $414.6 million generated in 2000. The increase is largely attributable to higher cash earnings, lower operating working capital levels, and the liquidation of non-operating assets resulting from several management initiatives. These items are partially offset by lower accrual levels due to various operating payments and the use of cash advances received in prior years.

  ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT:

     Capital expenditures during 2001 were $174.0 million, a decrease from $180.6 million in 2000. Approximately 32% of the 2001 spending occurred at Fluid Technology primarily related to the expansion of existing product lines, new product lines and custodial replacement. Approximately 25% was incurred at Motion & Flow Control for process improvements and the expansion of capacity in support of new business awards. Approximately 25% was spent at Electronic Components for new product introductions and manufacturing cost reduction initiatives. Defense Electronics & Services expended approximately 18% of the 2001 total, primarily related to the expansion of new and existing product lines, as well as custodial replacements. At December 31, 2001, contractual commitments have been made for future expenditures totaling approximately $27 million. The Company is targeting 2002 capital expenditures to be approximately 10% less than the amount spent during 2001.

  ACQUISITIONS:

     During 2001, the Company spent approximately $91 million for several small acquisitions and investments. The acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company are included in the consolidated income statement from the date of acquisition. The excess of the purchase prices over the fair values of net assets acquired of $72.1 million was recorded as goodwill. Goodwill associated with acquisitions made in the first half of the year was amortized over periods up to 40 years. Acquisitions made in the second half of the year had no goodwill amortization in accordance with SFAS No. 142. The Company also finalized purchase price allocations related to acquisitions made prior to 2001, which resulted in an increase in goodwill of $18.3 million. During 2000, the Company acquired C&K, MMI, and several other small companies for approximately $192 million. The acquisitions were accounted for as purchases. Goodwill of $173.9 million was recorded by the Company in 2000 and amortized over a period of 25 to 30 years. During 1999, the Company acquired Stanford Telecommunications, Inc.'s space and defense communications businesses, Flojet Corporation, STX, Sanitaire Corporation, HydroAir Industries, K and M Electronics, the assets of Energy Machine Service, Inc. and made an equity investment in DigitalGlobe Inc. The Company paid a total of approximately $545 million for these acquisitions. The acquisitions were accounted for as purchases. The excess of the purchase prices over the fair values of the net assets acquired and liabilities assumed of $416.1 million was recorded as goodwill and was being amortized over periods of up to 40 years. Effective January 1, 2002, the Company will cease recording goodwill amortization in accordance with the adoption of SFAS No. 142. See Accounting Pronouncements for further discussion of the impact of SFAS No. 142.

  STATUS OF RESTRUCTURING ACTIVITIES:

     On December 14, 2001, the Company announced a restructuring program to reduce structural costs and improve profitability. The Company recorded a charge of $97.7 million ($63.5 million after-tax, or $0.70 per diluted share) related to the closure of five facilities, the discontinuance of 21 products, the severance of approximately 3,400 persons and other asset impairments. The charge is primarily attributable to the Electronic Components segment where the downturn in the communications market has significantly reduced sales volume. The charge also impacts the Fluid Technology segment, the Motion & Flow Control segment and the Corporate Headquarters. The cash portion of the charge of $61.0 million primarily relates to severance and lease termination costs. The non-cash portion of the charge of $36.7 million primarily relates to machinery and equipment that is impaired as a result of the announced plans or due to the downturn in the connector and switches market. These actions are expected to result in savings, net of period expenses, of $65.4 million in 2002 and $82.2 million in 2003. As of December 31, 2001, 1,200 persons or 35% of the planned reductions had taken place. All of the actions are expected to be complete by December 31, 2002.

     In the fourth quarter of 1999, the Company recorded $20.2 million of charges related to restructuring activities, primarily for the closure of four facilities and severance of 324 persons. The Company also recorded $20.0 million of goodwill write-offs. Additionally, during the fourth quarter of 1999, the Company assessed its restructuring accruals established in 1998, determined that activities related to those accruals would be completed for $44.8 million less than originally estimated, and reversed the related accruals into income. The excess was primarily the result of favorable experience in employee separations and asset disposal costs which were not required. The net effect of the reversal of 1998 accruals and the 1999 restructuring and asset write-offs was an increase to 1999 operating income of $4.6 million and diluted earnings per share of $0.03. As of December 31, 2001, all of the prior years' restructuring actions were substantially complete with $2.5 million remaining primarily associated with severance run-off in Europe and remaining lease payments.

     See Note 4, Restructuring and Other Special Items, in the Notes to Consolidated Financial Statements for a detailed discussion.

  SALE OF ASSETS AND BUSINESSES:

     In the second quarter of 2001, the Company sold two corporate planes for $30.7 million and other plant, property, and equipment across all businesses for $11.8 million. The planes are being leased by the Company in the form of operating leases. In 2000, the Company generated divestiture proceeds of $47.6 million. In the first quarter of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Electronics & Services segment, for $28.3 million. The remaining $19.3 million of cash proceeds from the sale of assets represents plant, property, and equipment sales across all businesses. During 1999, the Company made three significant divestitures, Palm Coast Utility Corporation, Carbon Industries, Inc. and assets of Community Development Corporation, which in aggregate generated $96.5 million of cash. In addition, the Company generated $11.2 million of proceeds from plant, property, and equipment sales across all businesses.

  SHARE REPURCHASE:

     In 2001, 2000, and 1999, 3.5 million, 1.7 million, and 2.2 million shares, respectively, were repurchased to offset the dilutive effect of exercised stock options. During 1999, the Company repurchased an additional 8.1 million shares.

  DEBT AND CREDIT FACILITIES:

     Debt at December 31, 2001 was $973.4 million, compared to $1.04 billion at December 31, 2000. Cash and cash equivalents were $121.3 million at December 31, 2001 compared to $88.7 million at December 31, 2000. The decrease in net debt (defined as total debt less cash and cash equivalents) of $97.5 million was due to strong free cash flow partially offset by the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which raised long-term debt by $42.5 million for the value of interest rate swaps at December 31, 2001.

  CONTRACTUAL OBLIGATIONS:

     For disclosure of the Company's contractual obligations and commercial commitments, including long-term debt, capital and operating lease obligations, and lines of credit, see Note 14, Leases and Rentals, and Note 15, Debt, in the Notes to the Consolidated Financial Statements.

MARKET RISK EXPOSURES

     The Company, in the normal course of doing business, is exposed to the risks associated with changes in interest rates, currency exchange rates, and commodity prices. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Com-pany's policies and procedures. See Note 1, Accounting Policies, and Note 16, Financial Instruments, in the Notes to Consolidated Financial Statements.

     To manage exposure to interest rate movements and to reduce its borrowing costs, the Company has borrowed in several currencies and from various sources and uses interest rate swaps. The Company has several fixed to floating interest rate swap agreements for a notional amount of $349.4 million. As a result of the swaps, the interest expense on substantially all of the Company's long-term debt is calculated on a variable, rather than fixed rate, basis. Terms of the agreements match the terms of the fixed debt and reference 3-month LIBOR. The carrying value of these swaps at December 31, 2001 was $46.2 million, including $3.7 million of accrued interest.

     At December 31, 2001 and 2000, the Company's short-term and long-term debt obligations, net of cash, were $852.1 million and $949.6 million, respectively. Based on these positions and the Company's overall exposure to interest rates, changes of 21 and 71 basis points (equivalent to 10% of the Company's weighted average short-term interest rates at December 31, 2001 and 2000, respectively) on the Company's cash and marketable securities, and on its floating rate debt obligations and related interest rate derivatives, would have a $1.7 million and $6.4 million effect on the Company's pretax earnings for the years ended December 31, 2001 and 2000, respectively. Increases of 79 and 85 basis points in long-term interest rates (equivalent to 10% of the Company's weighted average long-term interest rates at December 31, 2001 and 2000, respectively) would have a $3.6 million effect on the fair value of the Company's fixed rate debt for each of the years ended December 31, 2001 and 2000.

     The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company has utilized foreign currency denominated derivative instruments to selectively hedge its net long-term investments in foreign countries. During 2001, the Company's largest exposures to foreign exchange rates exist primarily with the Euro, Swedish Krona, and British Pound against the U.S. Dollar. At December 31, 2001, the Company had seven foreign currency derivatives outstanding for a total notional amount of $50.3 million. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives and other foreign currency denominated financial instruments, held as of December 31, 2001, would have an impact of approximately $1.2 million on the fair value of such instruments. During 2000, the Company's largest exposures to foreign exchange rates existed primarily with the Deutsche Mark, Belgian Franc, Swedish Krona and Italian Lira against the U.S. Dollar. At December 31, 2000, the Company had nine foreign currency derivatives outstanding for a total notional value of $60.0 million. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives and other foreign currency denominated financial instruments, held as of December 31, 2000, would have had an impact of approximately $0.4 million on the fair value of such instruments. The Company uses derivative instruments to hedge exposures, and as such, the quantification of the Company's market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company's underlying investment and transactional positions.

INCOME TAXES

  FOREIGN TAX CREDITS:

     As a global company, the Company makes provisions for, and pays taxes in, numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for such taxes is generally available under U.S. tax laws when earnings are remitted, or deemed to be remitted, to the United States. The Company expects to fully utilize credits generated through December 31, 2001 for income taxes paid in foreign jurisdictions.

  DEFERRED TAX ASSETS:

     The Company had net deferred tax assets of $297.6 million and $367.6 million at December 31, 2001 and 2000, respectively. The deferred tax assets for both periods are composed of U.S., foreign, state and local deferred tax assets. These net deferred tax assets arise from temporary differences between assets and liabilities for financial reporting and tax purposes and primarily relate to nondeductible accruals, employee benefits, and accelerated depreciation. It is management's expectation that the Company will have sufficient future taxable income from continuing operations to utilize its deductions in future periods.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment will be recognized. Due to the elimination of goodwill amortization expense, the adoption of SFAS No. 142 is expected to increase operating income by approximately $41 million, decrease the effective tax rate by approximately 200 basis points and increase earnings per share by an estimated $0.39 in 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), effective January 1, 2002. SFAS No. 144 outlines accounting and financial reporting guidelines for the sale or disposal of long-lived assets and discontinued operations. The adoption of the pronouncement did not have a material impact on the Company's results of operations or financial position.

RISKS AND UNCERTAINTIES

  SALES OF AUTOMOTIVE BUSINESSES:

     In 1998, the Company received notifications of claims from the buyers of the automotive businesses (that ITT sold in September 1998) requesting post-closing adjustments to the purchase price under the provisions of the sales agreements. In 1999, those claims were submitted to arbitration. In late 2001 and early 2002, both claims were favorably resolved. See Note 5, Discounted Operations, in the Notes to Consolidated Financial Statements for a detailed discussion.

  DEFENSE BACKLOG:

     The Defense Electronics & Services segment's total backlog was $2.6 billion at December 31, 2001. The Company generally records new contract awards into backlog when funding has been authorized and appropriated by the customer.

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

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with generally accepted accounting principles. Insurance recoveries are recorded when it is probable that they will be received. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. For disclosure of the Company's commitments and contingencies, see Note 19.

  EURO CONVERSION ISSUE:

     The Company successfully implemented its Euro conversion plans and has not experienced any problems related to the conversion.

  2002 OUTLOOK:

     Overall, the Company expects 2002 to be a challenging year and does not expect a significant economic recovery. The Company believes that low growth coupled with overcapacity will continue to dampen capital spending, translate into continued pricing pressure and restrain discretionary consumer spending. Conversely, the Company believes that Defense spending in the United States will increase. Overall, the Company expects 2002 revenue to be flat to 3% below 2001 revenue. Operating margin improvements (driven by process improvements, the benefits of the fourth quarter 2001 restructuring program and other cost control actions) and lower interest expense should result in modest EPS growth. The Company further expects free cash flow, as defined above, to be at least $265 million.

     In the Fluid Technology business, the Company expects that a slower growth rate in its Water & Wastewater businesses and no recovery in Industrial Pumps will translate to revenue growth of -2% to +2% over 2001. In the Defense Electronics & Services business, the Company believes that its record backlog and program ramp-up at Electronic Warfare, Space and Communications will translate into revenue growth of 4% to 6% over 2001. In the Motion & Flow Control business, the Company expects that declines in worldwide automotive and airplane build rates and weakness in the leisure marine market will translate into a revenue decline of 3% to 5% from 2001. In the Electronic Components business, the Company believes that there will be stabilization in the wireless handset market and near-term declines in the communications market and the industrial and commercial aircraft markets, which will translate into a revenue decline of 10% to 15% from 2001.

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

     The Fluid Technology business will be affected by factors including global economic conditions; governmental funding levels; international demand for fluid management products;

the ability to successfully expand into new geographic markets; weather conditions; and continued demand for replacement parts and servicing.

     The Defense Electronics & Services business will be affected by factors including the level of defense funding by domestic and foreign governments; our ability to receive contract awards; and our ability to develop and market products and services for customers outside of traditional markets.

     The Motion & Flow Control business will be affected by the cyclical nature of the transportation industries; strikes at major auto producers; and international demand for marine and leisure products.

     The Electronic Components business will be affected by the economic conditions in foreign markets, both those in which we currently participate and those that we are trying to enter, and the cyclical nature of the industry.

     The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

CHANGE IN INDEPENDENT PUBLIC ACCOUNTANTS

     On March 22, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company approved the dismissal of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent auditors following the 2001 audit and the selection of Deloitte & Touche LLP as independent auditors for 2002. In order to ensure an orderly transition of auditors, the Company intends to continue to use Arthur Andersen for certain services during the remainder of 2002.

     In connection with the audits for the two most recent fiscal years and through March 22, 2002, there have been no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference thereto in its report on the financial statements of the Company for such time periods. Also, during those time periods, there have been no "reportable events," as such term is used in Item 304 (a)(1)(v) of Regulation S-K.

     Arthur Andersen's reports on the financial statements of the Company for the last two years neither contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     We have provided Arthur Andersen a copy of the Company's Form 8-K prior to its filing with the Securities and Exchange Commission ("Commission"). Arthur Andersen has provided us with a letter, addressed to the Commission, which is filed as an Exhibit to the Company's Form 8-K, as filed with the Commission.

     During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through March 22, 2002, the Company did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                 FINANCIAL DISCLOSURE

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Change in Independent Public Accountants" herein.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Management........................................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Income Statements for the three years ended
  December 31, 2001.........................................   F-4
Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 2001.......................   F-5
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   F-6
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2001...................................   F-7
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 2001...............   F-8
Notes to Consolidated Financial Statements..................   F-9
Business Segment Information................................  F-27
Geographical Information....................................  F-28
Sales and Revenues by Product Category......................  F-28
Quarterly Results for 2001 and 2000.........................  F-30
Valuation and Qualifying Accounts...........................   S-1

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

     The Audit Committee of the Board of Directors, composed of non-employee directors, meets periodically with management and, also separately and privately, with the independent public accountants and contracted auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities.

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

/s/ DAVID J. ANDERSON
------------------------------------------------------
David J. Anderson
Senior Vice President and
Chief Financial Officer

                      ITT INDUSTRIES, INC AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ITT Industries, Inc.:

     We have audited the accompanying consolidated financial statements of ITT Industries, Inc. (an Indiana corporation) and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, as set forth on the accompanying Index to Consolidated Financial Statements and Schedule. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

STAMFORD, CONNECTICUT
JANUARY 23, 2002

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                             Year ended December 31,
                                                    -----------------------------------------
                                                       2001           2000           1999
                                                    -----------    -----------    -----------
                                                     (in millions, except per share amounts)
Sales and revenues................................   $4,675.7       $4,829.4       $4,632.2
Costs of sales and revenues.......................    3,044.5        3,195.3        3,265.8
Selling, general and administrative expenses......      671.3          713.6          666.2
Research, development and engineering expenses....      424.7          391.2          264.4
Goodwill amortization expense.....................       40.7           36.2           25.2
Restructuring and other special items.............       97.7             --           (4.6)
                                                     --------       --------       --------
Total costs and expenses..........................    4,278.9        4,336.3        4,217.0
                                                     --------       --------       --------
Operating income..................................      396.8          493.1          415.2
Interest expense, net.............................      (62.0)         (75.2)         (46.8)
Miscellaneous (expense) income....................       (1.4)           2.0            1.3
                                                     --------       --------       --------
Income from continuing operations before income
  taxes...........................................      333.4          419.9          369.7
Income tax expense................................     (116.7)        (155.4)        (136.8)
                                                     --------       --------       --------
Income from continuing operations.................      216.7          264.5          232.9
Discontinued operations:
  Income from discontinued operations, including
     tax benefit of $50.7.........................       60.0             --             --
                                                     --------       --------       --------
Net income........................................   $  276.7       $  264.5       $  232.9
                                                     ========       ========       ========
EARNINGS PER SHARE
Income from continuing operations:
  Basic...........................................   $   2.46       $   3.01       $   2.61
  Diluted.........................................   $   2.39       $   2.94       $   2.53
Discontinued operations:
  Basic...........................................   $   0.68       $     --       $     --
  Diluted.........................................   $   0.66       $     --       $     --
Net income:
  Basic...........................................   $   3.14       $   3.01       $   2.61
  Diluted.........................................   $   3.05       $   2.94       $   2.53
AVERAGE COMMON SHARES -- BASIC....................       88.1           87.9           89.2
AVERAGE COMMON SHARES -- DILUTED..................       90.6           90.0           92.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               Year ended December 31, 2001
                                                            -----------------------------------
                                                                       (in millions)
                                                             PRETAX         TAX
                                                             INCOME      (EXPENSE)    AFTER-TAX
                                                            (EXPENSE)     BENEFIT      AMOUNT
                                                            ---------    ---------    ---------
Net income................................................                             $276.7
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period....................   $(36.8)       $(1.0)       (37.8)
  Unrealized gain (loss) on investment securities.........      0.7           --          0.7
  Minimum pension liability...............................     (9.6)         3.3         (6.3)
                                                             ------        -----       ------
          Total other loss................................   $(45.7)       $ 2.3        (43.4)
                                                                                       ------
Comprehensive income......................................                             $233.3
                                                                                       ======

                                                               Year ended December 31, 2000
                                                            -----------------------------------
                                                                       (in millions)
                                                             Pretax         Tax
                                                             Income      (Expense)    After-Tax
                                                            (Expense)     Benefit      Amount
                                                            ---------    ---------    ---------
Net income................................................                             $264.5
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period....................   $(69.1)       $ 8.2        (60.9)
     Reclassifications included in net income.............     (5.6)          --         (5.6)
  Unrealized gain (loss) on investment securities.........     (1.6)          --         (1.6)
  Minimum pension liability...............................    (20.4)         7.5        (12.9)
                                                             ------        -----       ------
          Total other loss................................   $(96.7)       $15.7        (81.0)
                                                                                       ------
Comprehensive income......................................                             $183.5
                                                                                       ======

                                                               Year ended December 31, 1999
                                                            -----------------------------------
                                                                       (in millions)
                                                             Pretax         Tax
                                                             Income      (Expense)    After-Tax
                                                            (Expense)     Benefit      Amount
                                                            ---------    ---------    ---------
Net income................................................                             $232.9
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period....................   $(23.3)      $(11.6)       (34.9)
  Unrealized gain (loss) on investment securities.........     (0.2)          --         (0.2)
                                                             ------       ------       ------
          Total other loss................................   $(23.5)      $(11.6)       (35.1)
                                                                                       ------
Comprehensive income......................................                             $197.8
                                                                                       ======

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                              (in millions, except per
                                                                   share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  121.3      $   88.7
  Receivables, net..........................................      741.7         814.9
  Inventories, net..........................................      528.9         531.3
  Other current assets......................................       66.9          71.4
                                                               --------      --------
     Total current assets...................................    1,458.8       1,506.3
Plant, property and equipment, net..........................      791.0         865.4
Deferred income taxes.......................................      310.9         384.4
Goodwill, net...............................................    1,410.0       1,373.0
Other assets................................................      537.7         482.3
                                                               --------      --------
     Total non-current assets...............................    3,049.6       3,105.1
                                                               --------      --------
     TOTAL ASSETS...........................................   $4,508.4      $4,611.4
                                                               ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  400.5      $  386.0
  Accrued expenses..........................................      727.9         823.9
  Accrued taxes.............................................      251.2         392.9
  Notes payable and current maturities of long-term debt....      517.0         629.9
                                                               --------      --------
     Total current liabilities..............................    1,896.6       2,232.7
Pension benefits............................................      199.0         195.8
Postretirement benefits other than pensions.................      195.9         195.4
Long-term debt..............................................      456.4         408.4
Other liabilities...........................................      384.7         367.9
                                                               --------      --------
     Total non-current liabilities..........................    1,236.0       1,167.5
                                                               --------      --------
     TOTAL LIABILITIES......................................    3,132.6       3,400.2
Shareholders' Equity:
  Common stock: Authorized -- 200,000,000 shares, $1 par
  value per share
  Outstanding -- 88,786,701 shares and 87,914,595 shares....       88.8          87.9
  Retained earnings.........................................    1,514.0       1,306.9
  Accumulated other comprehensive loss......................     (227.0)       (183.6)
                                                               --------      --------
     Total shareholders' equity.............................    1,375.8       1,211.2
                                                               --------      --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............   $4,508.4      $4,611.4
                                                               ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                      (in millions)
OPERATING ACTIVITIES
Net income..................................................  $ 276.7    $ 264.5    $ 232.9
Income from discontinued operations.........................    (60.0)        --         --
                                                              -------    -------    -------
Income from continuing operations...........................    216.7      264.5      232.9
Adjustments to income from continuing operations:
  Depreciation and amortization.............................    212.9      201.8      181.1
  Restructuring and other special items.....................     97.7         --       (4.6)
Payments for restructuring and other special items..........    (27.1)     (25.9)     (60.0)
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................    (68.5)     (26.9)       4.5
Change in accrued and deferred taxes........................     27.3       44.2       43.4
Change in other current and non-current assets..............     20.7       (2.0)      12.0
Change in other non-current liabilities.....................     (5.1)     (34.2)     (63.5)
Other, net..................................................      2.0       (6.9)      (2.6)
                                                              -------    -------    -------
  Net Cash -- operating activities..........................    476.6      414.6      343.2
                                                              -------    -------    -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................   (174.0)    (180.6)    (227.9)
Acquisitions................................................    (90.9)    (192.0)    (544.8)
Proceeds from sale of assets and businesses.................     42.5       47.6      107.7
Other, net..................................................      2.4       (1.3)       4.5
                                                              -------    -------    -------
  Net Cash -- investing activities..........................   (220.0)    (326.3)    (660.5)
                                                              -------    -------    -------
FINANCING ACTIVITIES
Short-term debt, net........................................    (32.4)     (43.5)     426.0
Long-term debt repaid.......................................    (77.2)     (21.1)     (83.8)
Long-term debt issued.......................................      6.4        0.9        3.1
Repurchase of common stock..................................   (150.9)     (54.0)    (402.6)
Proceeds from issuance of common stock......................    104.3       27.4       45.8
Dividends paid..............................................    (52.9)     (52.9)     (55.5)
Other, net..................................................      0.9       (0.8)     (16.0)
                                                              -------    -------    -------
  Net Cash -- financing activities..........................   (201.8)    (144.0)     (83.0)
                                                              -------    -------    -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     (3.8)     (28.0)     (14.5)
NET CASH -- DISCONTINUED OPERATIONS.........................    (18.4)      (9.3)    (284.4)
                                                              -------    -------    -------
Net change in cash and cash equivalents.....................     32.6      (93.0)    (699.2)
Cash and cash equivalents -- beginning of year..............     88.7      181.7      880.9
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $ 121.3    $  88.7    $ 181.7
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $  77.6    $  82.3    $  76.4
  Income taxes..............................................  $  84.6    $ 108.6    $  42.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              Shares Outstanding              Dollars
                                              ------------------   ------------------------------
YEAR ENDED DECEMBER 31,                       2001   2000   1999     2001       2000       1999
-----------------------                       ----   ----   ----   --------   --------   --------
                                                (amounts in millions, except per share amounts)
COMMON STOCK
Beginning balance...........................  87.9   87.9   96.0   $   87.9   $   87.9   $   96.0
  Stock incentive plans.....................   4.4    1.7    2.2        4.4        1.7        2.2
  Repurchases...............................  (3.5)  (1.7)  (2.2)      (3.5)      (1.7)      (2.2)
  Stock repurchase program..................    --     --   (8.1)        --         --       (8.1)
                                              ----   ----   ----   --------   --------   --------
  Ending balance............................  88.8   87.9   87.9   $   88.8   $   87.9   $   87.9
                                              ----   ----   ----   --------   --------   --------
RETAINED EARNINGS
Beginning balance...........................                       $1,306.9   $1,113.8   $1,271.5
  Net income................................                          276.7      264.5      232.9
  Common stock dividend declared -- $.60,
     $.60 and $.60..........................                          (52.9)     (52.9)     (53.4)
  Repurchases...............................                          (16.7)     (18.5)    (337.2)
                                                                   --------   --------   --------
  Ending balance............................                       $1,514.0   $1,306.9   $1,113.8
                                                                   --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  Unrealized Loss on Investment Securities:
     Beginning balance......................                       $   (2.3)  $   (0.7)  $   (0.5)
     Unrealized gain (loss).................                            0.7       (1.6)      (0.2)
                                                                   --------   --------   --------
     Ending balance.........................                       $   (1.6)  $   (2.3)  $   (0.7)
                                                                   --------   --------   --------
  Minimum Pension Liability:
     Beginning balance......................                       $  (12.9)  $     --   $     --
     Recognition of minimum pension
       liability............................                           (6.3)     (12.9)        --
                                                                   --------   --------   --------
     Ending balance.........................                       $  (19.2)  $  (12.9)  $     --
                                                                   --------   --------   --------
  Cumulative Translation Adjustments:
     Beginning balance......................                       $ (168.4)  $ (101.9)  $  (67.0)
     Translation of foreign currency
       financial statements.................                          (37.8)     (66.5)     (34.9)
                                                                   --------   --------   --------
     Ending balance.........................                       $ (206.2)  $ (168.4)  $ (101.9)
                                                                   --------   --------   --------
  Total accumulated other comprehensive
     loss...................................                       $ (227.0)  $ (183.6)  $ (102.6)
                                                                   --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY..................                       $1,375.8   $1,211.2   $1,099.1
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1
ACCOUNTING POLICIES

  CONSOLIDATION PRINCIPLES:

     The consolidated financial statements include the accounts of ITT Industries, Inc. and all majority owned subsidiaries (the "Company"). The Company consolidates companies in which it owns more than 50% of the voting shares unless control is likely to be temporary. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. All significant intercompany transactions have been eliminated. See
Note 20, Business Segment Information, for a description of the Company's segments.

  SALES AND REVENUE RECOGNITION:

     The Company recognizes revenues as services are rendered and recognizes sales as products are shipped to customers. Our Defense Electronics & Services segment generally recognizes sales and anticipated profits under long-term fixed-price contracts based on the units of delivery or the completion of scheduled performance milestones. Estimated contract profits are recorded into earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. On time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. Anticipated losses on contracts are recognized when first identified by the Company. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.

  RESEARCH, DEVELOPMENT AND ENGINEERING:

     Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred, except to the extent recoverable under existing contracts. Approximately 76.4%, 74.6%, and 57.8% of total RD&E costs were expended pursuant to customer contracts for each of the three years ended December 31, 2001, 2000, and 1999, respectively.

  CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORIES:

     Most inventories are valued at the lower of cost (first-in, first-out or "FIFO") or market. A full absorption procedure is employed using standard cost techniques that are customarily reviewed and adjusted annually. Potential losses from obsolete and slow-moving inventories are provided for when identified. Domestic inventories valued under the last-in, first-out ("LIFO") method represent 12.4% and 13.0% of total 2001 and 2000 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used by the Company to value all inventories.

  LONG-LIVED ASSET IMPAIRMENT LOSSES:

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. When the undiscounted net cash flows are less than the carrying amount, losses are recorded for the difference between the discounted net cash flows of the assets and the carrying amount. Losses recognized in 2001 and 1999 were recorded in restructuring and other special items. See Note 4, Restructuring

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
and Other Special Items, for further discussions on these losses.

  PLANT, PROPERTY AND EQUIPMENT:

     Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. The Company normally claims the maximum depreciation deduction allowable for tax purposes. In general, for financial reporting purposes, depreciation is provided on a straight-line basis over the economic useful lives of the assets involved as follows: buildings and improvements -- 5 to 40 years, machinery and equipment -- 2 to 10 years, and other -- 5 to 40 years. Gains or losses on sale or retirement of assets are included in selling, general and administrative expenses.

  GOODWILL AND OTHER INTANGIBLE ASSETS:

     The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Purchased intangible assets, including patents, trademarks and non-compete agreements are amortized on a straight-line basis over their economic useful lives not to exceed 40 years. Goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 2, Changes in Accounting Pronouncements, for the impact of changes in accounting pronouncements on goodwill amortization.

  INVESTMENTS:

     Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. Such investments were recorded at the lower of cost or estimated net realizable value as of year-end. For investments in which the Company owns or controls 20% or more of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method is used. The Company's share of net income or losses of equity investments is included in miscellaneous (expense) income in the Consolidated Income Statements and was not material in any period presented. Investments are included in other assets in the Consolidated Balance Sheets.

  FOREIGN CURRENCY TRANSLATION:

     Balance sheet accounts are translated at the exchange rate in effect at each year-end; income accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders' equity. The national currencies of the foreign companies are generally the functional currencies. Gains from foreign currency transactions are reported currently in selling, general and administrative expenses and were $2.9, $2.5 and $2.8 in 2001, 2000, and 1999, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company uses a variety of derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps, as a means of hedging exposure to interest rate and foreign currency risks. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustments component of shareholders' equity. The Company and its subsidiaries are end-users and do not utilize these instruments for speculative purposes. The Company has rigorous standards regarding the financial stability and credit standing of its major counterparties.

     Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest. If the swaps were terminated, unrealized gains or losses would be deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument. Such gains or losses would be reflected in net interest expense.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  ENVIRONMENTAL REMEDIATION COSTS:

     Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are generally included in other liabilities in the Consolidated Balance Sheets at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Recoveries from insurance companies or other third parties are included in other assets when it is probable that a claim will be realized.

  EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive common shares, which include stock options.

  USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are revised as additional information becomes available. Actual results could differ from those estimates.

  RECLASSIFICATIONS:

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2
CHANGES IN ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"), as amended, effective January 1, 2001. The adoption of SFAS No. 133 required the Company to record the total fair value of its interest rate swaps ("the Swaps") in the financial statements, which caused an increase to other assets and long-term debt of $39.7, bringing the carrying value of the Swaps to $42.5 at January 1, 2001. The carrying value of the Swaps at December 31, 2001 was $46.2 of which $42.5 was included in other assets and long-term debt and the remaining amount represents accrued interest. The adoption of SFAS No. 133 did not have a material impact on the consolidated results of operations or cash flows of the Company.

     Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

     Effective January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales. Sales and cost of sales in 2000 increased by approximately $16 due to the adoption of EITF 00-10. The adoption of EITF 00-10 had no effect on operating income, net income, EPS, financial condition or cash flow of the Company. The Company did not restate sales and cost of

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
sales for years prior to 2000, since it was impracticable to do so.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 requires intangible assets other than goodwill be identified. Such intangible assets will be required to be amortized over their economic useful lives. The adoption of SFAS No. 141, in 2001, did not have a significant impact on the Company's results of operations or financial position. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001, which totaled approximately $41 in 2001, will cease on January 1, 2002. In connection with the adoption, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment will be recognized.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured, similar to other long-lived assets classified as held for sale, at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the definition of discontinued operations to include a component of an entity when operations and cash flows can clearly be distinguished and establishes criteria to determine when a long-lived asset is held for sale. The provisions of this Statement were effective for the Company on January 1, 2002. There was no transition impact for this Statement.

NOTE 3
ACQUISITIONS

     During 2001, the Company completed several small acquisitions for a total of $90.9, none of which exceeded $50. The aggregate acquisition costs exceeded the fair value of the net assets acquired by $72.1 and this excess has been recorded as goodwill. Goodwill related to acquisitions made before June 30, 2001 was amortized over periods up to 40 years. Goodwill related to acquisitions made after June 30, 2001 was not amortized in accordance with SFAS No. 142.

     In 2001, the Company also finalized purchase price allocations related to acquisitions made prior to 2001, which resulted in an increase to goodwill of $18.3.

     During 2000 and 1999, the Company completed acquisitions for a combined total of $192.0 and $544.8, respectively. The significant acquisitions were as follows:

          On November 3, 2000, the Company acquired Man-Machine Interface ("MMI"), a mobile phone switch producer, from TRW Inc. for $61.9. The purchase price exceeded the fair value of the net assets acquired by $43.5 and the excess has been recorded as goodwill, which was amortized over a period of 25 years. MMI is a manufacturer of multilayer switch components and assemblies for the wireless mobile handset market. Annual sales of MMI approximated $53 in 2000.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

          On June 26, 2000, the Company acquired C&K Components Inc. ("C&K"), a privately held company, for $106.9, net of cash acquired. The purchase price exceeded the fair value of net assets acquired by $116.2 and the excess has been recorded as goodwill, which was amortized over a period of 30 years. C&K had annual sales of approximately $113 in 2000 and is a worldwide leader in the design and manufacture of switches for the communications, computer and electronic equipment markets.

          On December 14, 1999, the Company completed the purchase of Stanford Telecommunications Inc.'s ("Stel") space and defense communication businesses for $192.7. The purchase price exceeded the fair value of the net assets acquired by $160.6 and the excess has been recorded as goodwill, which was amortized over a period of 40 years. The units of Stel had annual sales of approximately $142 in 1999 and are leading designers, manufacturers and marketers of advanced digital communication products and systems.
          On October 29, 1999, the Company completed the purchase of STX Pte. Ltd. ("STX") from Singapore based San-Teh, Ltd., for $119.4. The purchase price exceeded the fair value of the net assets acquired by $82.1 and the excess has been recorded as goodwill, which was amortized over a period of 40 years. STX manufactures conductive rubber switches used in keypads for mobile telephones, high end remote control units, and keyless entry systems. STX had annual sales of approximately $64 in 1999.

          On September 10, 1999, the Company acquired Flojet Corporation ("Flojet"), a privately held company, for $141. The purchase price exceeded the fair value of the net assets acquired by $103.3 and the excess has been recorded as goodwill, which was amortized over a period of 40 years. Flojet manufactures air and electric driven pumps, motors, and dispensing equipment for a variety of industries, including beverage, general industrial equipment, agricultural/lawn and garden, recreational vehicle, leisure marine, and water purification. Flojet had annual sales of approximately $50 in 1999.

     All acquisitions were accounted for using the purchase method. The purchase price allocations for the 2001 acquisitions have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. The pro forma effect on the Company's net income and earnings per share for these acquisitions, as though the acquisitions occurred as of January 1 of each year, is not material and therefore has not been disclosed herein.

NOTE 4
RESTRUCTURING AND OTHER SPECIAL ITEMS

     Restructuring and other special items for the year ended December 31, 2001 are detailed in the following table:

                         CASH          NON-CASH         ASSET
                     RESTRUCTURING   RESTRUCTURING   IMPAIRMENTS   TOTAL
                     -------------   -------------   -----------   -----
Electronic
 Components........      $37.0           $18.2          $14.4      $69.6
Fluid Technology...       13.1             2.9             --       16.0
Motion & Flow
 Control...........        7.3             0.8             --        8.1
Corporate and
 Other.............        3.6             0.4             --        4.0
                         -----           -----          -----      -----
TOTAL 2001
 CHARGES...........      $61.0           $22.3          $14.4      $97.7
                         =====           =====          =====      =====

     On December 14, 2001, the Company announced a restructuring program to reduce structural costs and improve profitability. The actions primarily occurred at the Electronic Components segment where a significant decline in sales volume occurred from 2000 to 2001 and where management expects a further sales decline in 2002. The actions at the other locations primarily related to process improvements. The restructuring activities involve the closure of five facilities, the discontinuance of 21 products and the termination of approximately 3,400 persons. In the Electronic Components segment, two facilities will be closed, 21 older products will be discontinued and the workforce will be reduced by 2,753 persons

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
through the consolidation and outsourcing of functions. In the Fluid Technology segment, one facility will be closed and the workforce will be reduced by 436 persons through the consolidation and outsourcing of functions. In the Motion & Flow Control segment, two facilities will be closed and the workforce will be reduced by 183 through the consolidation of functions. In addition, 28 Corporate and shared services positions will be eliminated.
     Also in the fourth quarter of 2001, the Company recorded asset impairments amounting to $14.4 for machinery and equipment and a cost based investment. These assets were written down to their fair values based on management's projections of the individual future cash flows to be generated by each of the assets. These assets were reviewed for impairment in the fourth quarter of 2001, because at that time business events indicated that the carrying amounts of the assets may not be recovered. Management deemed the market decline experienced in 2001 for certain products to be other than temporary and recognized that there exists significant pricing pressure in the Electronic Components segment that is expected to continue.

     The cash portion of the charge includes approximately $52 for severance and $9 of other, primarily for facility carrying costs to be incurred after the operations cease at the facilities. The non-cash portion of the restructuring charge represents asset impairments that were recorded based on management's projection of the cash flows to be generated by the assets until operations cease. The projected aggregate future cash savings for the period 2002 to 2006 are approximately $360 and consist of decreased facility operating costs and lower salary and wage expenditures. The projected future non-cash savings for the same period are approximately $36 and primarily consist of decreased depreciation and amortization expense. All of the actions contemplated by the 2001 plans will be completed in 2002. Some severance run-off payments will occur in 2003; and closed facility expenditures will continue to be incurred in 2002 through 2006.

     Restructuring and other special items for the year ended December 31, 1999 are detailed in the following table:

                           CASH          NON-CASH
                       RESTRUCTURING   RESTRUCTURING   GOODWILL   TOTAL
                       -------------   -------------   --------   -----
Fluid Technology.....      $ 6.9           $3.2         $15.6     $25.7
Electronic
 Components..........        5.7            1.1            --       6.8
Defense Electronics &
 Services............        0.3             --           4.4       4.7
Motion & Flow
 Control.............        1.9            1.1            --       3.0
                           -----           ----         -----     -----
Total 1999 charges...      $14.8           $5.4         $20.0     $40.2
                           =====           ====         =====     =====

     During 1999, the Company identified facilities to be shut down and relocated to lower cost areas or consolidated into existing facilities. In the fourth quarter of 1999, the Company also identified asset impairments at two facilities. The 1999 restructuring activities involved the closure of facilities and sales offices and reduction of workforce. In the Electronic Components segment, a factory was closed with a portion of the business being relocated. In the Defense Electronics & Services segment, several positions at two divisions were eliminated. The Fluid Technology segment closed two facilities and related service offices and also consolidated the operations of one warehouse into existing facilities. In the Motion & Flow Control segment, a workforce reduction occurred at one facility and certain assets were deemed impaired. The goodwill write-off at the Fluid Technology segment related to an unprofitable Far East operation and was calculated based on management's future cash flow projections of the business. The goodwill write-off at the Defense Electronics & Services segment related to a product line sold in January 2000.

     During the fourth quarter of 1999, the Company also assessed its 1998 restructuring accruals, determined that activities related to those accruals would be completed for $44.8 less than originally estimated, and reversed the related accruals into income. The excess was primarily the result of favorable experience in employee separations and asset disposal costs that were not required.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The following table displays a rollforward of the restructuring accruals:

                                                    DEFENSE     MOTION
                                       FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
YEAR ENDED DECEMBER 31,              TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER   TOTAL
-----------------------              ----------   -----------   -------   ----------   ---------   ------
Balance December 31, 1998..........    $ 73.8        $15.1       $ 1.8      $ 42.7       $ 5.0     $138.4
Payments and other.................     (43.5)        (3.6)       (0.7)      (13.4)       (2.5)     (63.7)
Reversals..........................     (19.7)        (8.6)         --       (16.5)         --      (44.8)
1999 charge........................       6.9          0.3         1.9         5.7          --       14.8
                                       ------        -----       -----      ------       -----     ------
Balance December 31, 1999..........    $ 17.5        $ 3.2       $ 3.0      $ 18.5       $ 2.5     $ 44.7
Payments and other.................     (15.0)        (1.3)       (2.7)       (5.7)       (1.5)     (26.2)
                                       ------        -----       -----      ------       -----     ------
Balance December 31, 2000..........    $  2.5        $ 1.9       $ 0.3      $ 12.8       $ 1.0     $ 18.5
Payments and other related to prior
  charges..........................      (1.4)        (0.9)       (0.3)      (12.4)       (1.0)     (16.0)
2001 charge........................      13.1           --         7.3        37.0         3.6       61.0
Payments related to the 2001
  charge...........................      (2.7)          --        (0.2)       (8.7)         --      (11.6)
                                       ------        -----       -----      ------       -----     ------
Balance December 31, 2001..........    $ 11.5        $ 1.0       $ 7.1      $ 28.7       $ 3.6     $ 51.9
                                       ======        =====       =====      ======       =====     ======

     As of December 31, 2001, the restructuring actions announced in 1998 and 1999 were substantially complete. The remaining accruals of $2.5 relate to contractual commitments for severance run-off in Europe and remaining lease payments.

NOTE 5

DISCONTINUED OPERATIONS

     In September 1998, the Company closed the sales of its automotive Electrical Systems business to Valeo SA for approximately $1,700 and its Brake and Chassis unit to Continental AG of Germany for approximately $1,930. These businesses were treated as discontinued operations. In connection with the sale of these businesses, the Company established accruals for the pending litigation and other retained obligations. In 1998, the Company received notifications of claims from the buyers of the automotive businesses requesting post-closing adjustments to the purchase prices under the provisions of the sales agreements. In 1999, those claims were submitted to arbitration. In late 2001 and early 2002, both claims were favorably resolved.

     During the fourth quarter of 2001, the Company reassessed accruals for discontinued operations, determined that activities related to those accruals would be completed for $60.0 less than originally estimated and reversed the related accruals into income. The excess was primarily related to favorable experience in the resolution of the automotive arbitration claims (including income tax related claims), legal, environmental and warranty claims, and other income tax issues. The Company believes its remaining accruals for discontinued operations are adequate.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6

INCOME TAXES

     Income tax data from continuing operations is as follows:

                                      For the years ended
                                         December 31,
                                  ---------------------------
                                   2001      2000      1999
                                  -------   -------   -------
Pretax income
 U.S. ..........................  $ 190.0   $ 171.2   $ 154.4
 Foreign........................    143.4     248.7     215.3
                                  -------   -------   -------
                                  $ 333.4   $ 419.9   $ 369.7
                                  =======   =======   =======
(Provision) benefit for income
 tax
Current
 U.S. federal...................  $   9.8   $ (58.1)  $   3.8
 State and local................     (5.2)     (8.3)    (15.2)
 Foreign........................    (32.7)    (93.2)   (107.9)
                                  -------   -------   -------
                                    (28.1)   (159.6)   (119.3)
                                  -------   -------   -------
Deferred
 U.S. federal...................    (71.1)      3.1     (52.1)
 State and local................       --        --       6.4
 Foreign........................    (17.5)      1.1      28.2
                                  -------   -------   -------
                                    (88.6)      4.2     (17.5)
                                  -------   -------   -------
Total income tax expense........  $(116.7)  $(155.4)  $(136.8)
                                  =======   =======   =======

     A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

                                          For the years ended
                                             December 31,
                                          -------------------
                                        2001     2000     1999
                                        -----    -----    -----
Tax provision at U.S. statutory
 rate.................................  (35.0)%  (35.0)%  (35.0)%
Foreign tax rate differential.........   (2.1)    (1.5)     9.0
Effect of repatriation of foreign
 earnings.............................    4.6      0.3     (6.9)
State income taxes, net of federal
 benefit..............................   (1.0)    (1.3)    (1.5)
Goodwill..............................   (2.7)    (1.9)    (4.5)
Research & development credit.........    0.9      1.5      1.3
Tax benefit of foreign sales
 corporation..........................    1.7      0.6      0.5
Other.................................   (1.4)     0.3      0.1
                                        -----    -----    -----
Effective income tax expense rate.....  (35.0)%  (37.0)%  (37.0)%
                                        =====    =====    =====

     Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes.

     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                        December 31,
                                       ---------------
                                        2001     2000
                                       ------   ------
Employee benefits....................  $ 26.0   $ 32.5
Accelerated depreciation.............   (31.2)   (13.3)
Nondeductible accruals...............   250.3    298.7
Long-term contracts..................     6.8      4.6
Uniform capitalization...............     9.3     12.3
Loss carryforward....................    13.6     14.4
Other................................    22.8     18.4
                                       ------   ------
                                       $297.6   $367.6
                                       ======   ======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $42.4, since these amounts are permanently reinvested.

     As of December 31, 2001, the Company had approximately $13.2 of foreign tax credit carryforwards available to reduce future tax liabilities. The credit carryforwards will expire as follows: $0.3 on December 31, 2003, $0.2 on December 31, 2004, $0.2 on December 31, 2005 and $12.5 on December 31, 2006. The Company expects to fully utilize credits generated through December 31, 2001 for income taxes paid in foreign jurisdictions.

     Shareholders' equity at December 31, 2001 and 2000 reflects tax benefits related to the stock options exercised in 2001 and 2000 of approximately $30.8 and $8.1, respectively.

NOTE 7

EARNINGS PER SHARE

     A reconciliation of the data used in the calculation of basic and diluted earnings per

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
share computations for income from continuing operations is as follows:

                                For the years ended
                                    December 31,
                                -------------------
                               2001     2000     1999
                              ------   ------   ------
Basic Earnings Per Share
  Income from continuing
    operations available to
    common shareholders.....  $216.7   $264.5   $232.9
  Average common shares
    outstanding.............    88.1     87.9     89.2
                              ------   ------   ------
Basic earnings per share....  $ 2.46   $ 3.01   $ 2.61
                              ======   ======   ======
Diluted Earnings Per Share
  Income from continuing
    operations available to
    common shareholders.....  $216.7   $264.5   $232.9
  Average common shares
    outstanding.............    88.1     87.9     89.2
  Add: Impact of stock
    options.................     2.5(1)    2.1(2)    2.8(3)
                              ------   ------   ------
  Average common shares
    outstanding on a diluted
    basis...................    90.6     90.0     92.0
                              ------   ------   ------
Diluted earnings per
  share.....................  $ 2.39   $ 2.94   $ 2.53
                              ======   ======   ======

------------

(1) Options to purchase 12,923 shares of common stock at an average price of $45.87 per share were outstanding at December 31, 2001 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2011.

(2) Options to purchase 3,429,883 shares of common stock at an average price of $36.34 per share were outstanding at December 31, 2000 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire between 2008 and 2010.

(3) Options to purchase 1,559,201 shares of common stock at an average price of $39.54 per share were outstanding at December 31, 1999 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2009.

NOTE 8

RECEIVABLES, NET

     Receivables consist of the following:

                                        December 31,
                                       ---------------
                                        2001     2000
                                       ------   ------
Trade................................  $735.8   $820.0
Other................................    27.6     15.9
Less -- allowance for doubtful
  accounts...........................   (21.7)   (21.0)
                                       ------   ------
                                       $741.7   $814.9
                                       ======   ======

NOTE 9

INVENTORIES, NET

     Inventories consist of the following:

                                        December 31,
                                       ---------------
                                        2001     2000
                                       ------   ------
Finished goods.......................  $152.0   $153.2
Work in process......................   172.3    169.7
Raw materials........................   272.0    252.2
Less -- progress payments............   (67.4)   (43.8)
                                       ------   ------
                                       $528.9   $531.3
                                       ======   ======

     In the Defense Electronics & Services segment, work in process includes recoverable direct costs and allocable overhead, including general and administrative expenses where appropriate. Work in process also includes unbilled receivables representing accumulated recoverable costs and earned profits on contracts in process which have been recorded as sales, but have not yet been billed to customers. The unbilled balances were approximately $33 and $27 at December 31, 2001 and 2000, respectively.

     Advances from customers representing amounts in excess of costs incurred are included in accounts payable for reporting purposes. Management estimates that work in process will be substantially realized within one year.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10

OTHER CURRENT ASSETS
     At December 31, 2001 and 2000, other current assets consist primarily of advance payments on contracts, prepaid expenses and capitalized tooling costs.

NOTE 11

PLANT, PROPERTY AND EQUIPMENT, NET

     Plant, property and equipment consists of the following:

                                      December 31,
                                  ---------------------
                                    2001        2000
                                  ---------   ---------
Land and improvements...........  $    55.3   $    59.3
Buildings and improvements......      370.1       370.8
Machinery and equipment.........    1,211.3     1,202.0
Construction work in progress...       91.8        99.8
Other...........................      373.0       393.7
                                  ---------   ---------
                                    2,101.5     2,125.6
Less -- accumulated depreciation
  and amortization..............   (1,310.5)   (1,260.2)
                                  ---------   ---------
                                  $   791.0   $   865.4
                                  =========   =========

NOTE 12

GOODWILL, NET

     Goodwill consists of the following:

                                       December 31,
                                   --------------------
                                     2001        2000
                                   --------    --------
Goodwill.........................  $1,551.1    $1,474.7
Less -- accumulated
  amortization...................    (141.1)     (101.7)
                                   --------    --------
                                   $1,410.0    $1,373.0
                                   ========    ========

NOTE 13

OTHER ASSETS

     At December 31, 2001 and 2000, other assets primarily consist of prepaid pension and employee benefit plan costs, investments in unconsolidated companies, assets held in trusts, other receivables, and other intangible assets. Assets held in trusts are restricted for specified reasons, primarily environmental remediation costs and employee benefits, and totaled $57.1 and $67.8 at December 31, 2001 and 2000, respectively.

     Investments in unconsolidated companies consist of the following:

                                         December 31,
                                        --------------
                                        2001     2000
                                        -----    -----
Investments accounted for under the
  equity method:
  Motion & Flow Control 50% ownership
    of HISAN joint venture............  $ 8.5    $ 7.6
  Fluid Technology 40% ownership in
    Sam McCoy, Malaysia...............    3.1      3.1
  Fluid Technology other
    investments.......................    2.6      2.5
Investments accounted for under the
  cost method:
  Defense Electronics & Services
    investment in DigitalGlobe Inc.
    convertible preferred stock.......   25.0     25.0
  Defense Electronics & Services
    investment in DigitalGlobe Inc.
    13% debentures....................   13.7       --
  Defense Electronics & Services
    investment in Mesh Networks.......    5.9      5.9
  Other...............................    4.0      8.0
                                        -----    -----
                                        $62.8    $52.1
                                        =====    =====

     During 2001, 2000 and 1999, the Company recorded sales to unconsolidated affiliates totaling $22.6, $23.4 and $20.4, respectively. In addition, the Company provided services to unconsolidated affiliate companies in 2001, 2000 and 1999 and received $0.4, $0.4 and $0.5, respectively, in exchange for these services. For all investments in unconsolidated companies, the Company's exposure is limited to the amount of the investment. All investments accounted for under the cost method represent voting right interests of less than 20%.

     The HISAN joint venture is a brake and fuel line supplier to Japanese transplant OEM's in the United States. Annual sales of HISAN are approximately $100. DigitalGlobe Inc. (formerly known as EarthWatch, Inc.) is a developmental stage company that recently launched a satellite capable of collecting high-resolution digital imagery of the earth's surface, as well as a comprehensive image collection, enhancement and digital archive system.

NOTE 14

LEASES AND RENTALS

     The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers, and other equipment.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

Such leases expire at various dates and may include renewals and escalations. The Company often pays maintenance, insurance, and tax expense related to leased assets. Rental expenses under operating leases were $50.1, $55.5 and $51.8 for 2001, 2000 and 1999, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2001 are shown below.

2002................................  $ 55.3
2003................................    43.6
2004................................    38.6
2005................................    30.3
2006................................    26.5
2007 and thereafter.................   166.4
                                      ------
Total minimum lease payments........  $360.7
                                      ======

NOTE 15
DEBT

     Debt consists of the following:

                                        December 31,
                                      ----------------
                                       2001      2000
                                      ------    ------
Commercial paper....................  $441.3    $445.3
Short-term loans....................    73.0     110.8
Current maturities of long-term
  debt..............................     2.7      73.8
                                      ------    ------
Notes payable and current maturities
  of long-term debt.................  $517.0    $629.9
                                      ======    ======

                                     INTEREST
LONG-TERM DEBT          MATURITY       RATE      2001     2000
--------------          --------     --------   ------   ------
Notes and
  debentures:........     7/1/2001     6.500%   $   --   $ 58.6
                          8/1/2001     8.250%       --     13.6
                         6/15/2003     8.875%     13.5     13.5
                          2/1/2008     8.875%     13.2     13.2
                          5/1/2011     6.500%     31.7     31.7
                          7/1/2011     7.500%     37.4     37.4
                         2/15/2021     9.750%     19.1     19.1
                         4/15/2021     9.500%     13.6     13.6
                        11/15/2025     7.400%    250.0    250.0
                         8/25/2048          (1)   41.0     41.0
Other................  2001 - 2014          (2)   23.6     21.3
Interest rate swaps..........................     42.5       --
                                                ------   ------
Subtotal notes and debentures................    485.6    513.0
Less -- unamortized discount.................    (26.5)   (30.8)
                                                ------   ------
Long-term debt...............................    459.1    482.2
Less -- current maturities...................     (2.7)   (73.8)
                                                ------   ------
Net long-term debt...........................   $456.4   $408.4
                                                ======   ======

------------

(1) The interest rate for the note/debenture was 2.04% and 6.60% at December 31, 2001 and 2000, respectively.

(2) The weighted average interest rate was 5.50% and 6.80% at December 31, 2001 and 2000, respectively.

     Principal payments required on long-term debt for the next five years are:

    2002   2003    2004   2005   2006
    ----   -----   ----   ----   ----
    $2.7   $17.3   $1.3   $3.4   $3.4
    ====   =====   ====   ====   ====

     The weighted average interest rate for short-term borrowings was 2.69% and 7.10% at December 31, 2001 and 2000, respectively. The fair value of the Company's short-term loans approximates carrying value. The fair value of the Company's long-term debt is estimated based on comparable Corporate debt with similar remaining maturities. As of December 31, 2001, the fair value of the long-term debt was $493.1, compared to the fair value of $560.0 at December 31, 2000. The year to year decrease in fair value reflects the repayment of two notes with notional amounts totaling $72.2 partially

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
offset by the impact of the decline in interest rates experienced during 2001.

     In November 2000, the Company entered into a revolving credit agreement, which expires in November 2005, with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread, which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.75 times. At December 31, 2001, the Company's coverage ratio was well in excess of the minimum requirement. The commitment fee on the revolving credit agreement is .125% of the total commitment, based on the Company's current debt ratings. The revolving credit agreement serves as backup for the commercial paper program and is not otherwise restricted.

     Assets pledged to secure indebtedness (including mortgage loans) amounted to approximately $37.0 as of December 31, 2001.

NOTE 16

FINANCIAL INSTRUMENTS

     The Company uses a variety of derivative financial instruments, including interest rate swaps, foreign currency forward contracts and/ or swaps, and on a limited basis, commodity collar contracts, as a means of hedging exposure to interest rate, foreign currency, and commodity price risks.

     The Company's credit risk associated with these derivative contracts is generally limited to the unrealized gain on those contracts with a positive fair market value, reduced by the effects of master netting agreements, should any counterparty fail to perform as contracted. The counterparties to the Company's derivative contracts consist of a number of major, international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.

  FINANCING STRATEGIES AND INTEREST RATE
  RISK MANAGEMENT:

     The Company maintains a multi-currency debt portfolio to fund its operations. The Company at times uses interest rate swaps to manage the Company's debt portfolio, the related financing costs, and interest rate structure.

     At December 31, 2001, the Company had interest rate swaps outstanding with notional values totaling $349.4. The carrying value of the swaps at December 31, 2001 was $46.2, including $3.7 of accrued interest. The swaps were designed to manage the interest rate exposure associated with certain long-term debt. The swaps mature at various dates through 2025 and effectively convert much of the long-term debt mentioned in Note 15 above from fixed to variable rate borrowings. The variable interest rates are based on 3-month LIBOR rates plus a spread, which reflects the Company's debt rating, and the coupon of the underlying long-term obligations. The weighted average variable and fixed interest rates were 2.01% and 7.45% at December 2001. There were no ineffective portions of the interest rate swaps and no amounts were excluded from the assessment of effectiveness.

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

     As of December 31, 2001, the Company had one foreign currency cash flow hedge that had an appreciation of less than $0.1 during 2001. The appreciation in the hedge is expected to be reclassified into earnings during

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

2002, but may vary from 2001 results due to changes in market conditions. There were no changes in the forecasted transactions during 2001 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     The notional amounts of the foreign currency forward contract utilized to hedge cash flow exposures was $1.1 at December 31, 2001. There were no foreign currency forward contracts utilized to hedge cash flow exposures as of December 31, 2000. The applicable fair value of the 2001 contract at December 31, 2001 was $1.1. This contract will mature during the first quarter of 2002. There was no ineffective portion of changes in fair values of cash flow hedge positions reported in earnings for the twelve months ended December 31, 2001 and no amounts were excluded from the measure of effectiveness reported in earnings during the twelve months ended December 31, 2001.

     At December 31, 2001 and 2000, the Company had foreign forward contracts with notional amounts of $50.3 and $60.0, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values of the contracts were net short positions of $11.5 and $0.6 at December 31, 2001 and 2000, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during 2001 amounted to $0.6. There were no amounts excluded from the measure of effectiveness.

     The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

NOTE 17

EMPLOYEE BENEFIT PLANS

  PENSION PLANS:

     The Company sponsors numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments and real estate. In addition to Company sponsored pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company's contribution to such plans amounted to $0.4, $1.5, and $1.3 for the years ended 2001, 2000, and 1999, respectively.

 POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS:

     The Company provides health care and life insurance benefits for certain eligible retired employees. The Company has pre-funded a portion of the health care and life insurance obligations, where such pre-funding can be accomplished on a tax effective basis. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments, and real estate.

  INVESTMENT AND SAVINGS PLANS:

     The Company sponsors numerous defined contribution savings plans which allow employees to contribute a portion of their pretax and/ or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $23.9, $19.1, $18.2 for the years ended 2001, 2000, and 1999, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Changes in the benefit obligations, changes in plan assets, the weighted average assumptions and the components of net periodic benefit cost for the years ended 2001, 2000, and 1999 were as follows:

                                                                             PENSION              OTHER BENEFITS
                                                                      ---------------------     -------------------
                                                                        2001         2000        2001        2000
                                                                      --------     --------     -------     -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..........................     $3,442.3     $3,091.0     $ 470.5     $ 425.1
  Service cost...................................................         58.9         56.7         5.0         4.3
  Interest cost..................................................        246.2        241.4        34.7        33.2
  Amendments made during the year................................         26.7          0.9          --       (10.3)
  Actuarial (gain) loss..........................................         96.1        280.3        25.1        54.9
  Obligations of acquired companies..............................           --         19.8          --          --
  Benefits paid..................................................       (238.7)      (232.4)      (38.7)      (36.7)
  Effect of currency translation.................................        (14.5)       (15.4)         --          --
                                                                      --------     --------     -------     -------
  Benefit obligation at end of year..............................     $3,617.0     $3,442.3     $ 496.6     $ 470.5
                                                                      ========     ========     =======     =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.................     $3,652.1     $3,859.5     $ 241.1     $ 255.7
  Actual return on plan assets...................................       (189.6)        (9.8)       (6.5)       (0.7)
  Assets of acquired companies...................................           --         23.3          --          --
  Employer contributions.........................................         12.5          6.9          --          --
  Employee contributions.........................................          0.6          0.7          --          --
  Benefits paid..................................................       (225.5)      (218.4)      (21.3)      (13.9)
  Effect of currency translation.................................        (16.6)       (10.1)         --          --
                                                                      --------     --------     -------     -------
  Fair value of plan assets at end of year.......................     $3,233.5     $3,652.1     $ 213.3     $ 241.1
                                                                      ========     ========     =======     =======
  Funded status..................................................     $ (383.5)    $  209.8     $(283.3)    $(229.4)
  Unrecognized net transition asset..............................          0.8          0.7          --          --
  Unrecognized net actuarial (gain) loss.........................        444.8       (188.0)      106.3        58.8
  Unrecognized prior service cost................................         35.5         42.1       (18.9)      (24.8)
  Minimum pension liability adjustment...........................        (35.8)       (25.2)         --          --
                                                                      --------     --------     -------     -------
  Prepaid (accrued) benefit cost recognized in the balance
    sheet........................................................     $   61.8     $   39.4     $(195.9)    $(195.4)
                                                                      ========     ========     =======     =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
  Discount rate..................................................         7.14%        7.39%       7.25%       7.50%
  Expected return on plan assets.................................         9.61%        9.73%       9.75%       9.75%
  Rate of future compensation increase...........................         4.89%        4.90%       5.00%       5.00%

                                                             PENSION                        OTHER BENEFITS
                                                 -------------------------------     ----------------------------
                                                  2001        2000        1999        2001       2000       1999
                                                 -------     -------     -------     ------     ------     ------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost.................................  $  58.9     $  56.7     $  70.9     $  5.0     $  4.3     $  5.1
  Interest cost................................    246.2       241.4       216.7       34.7       33.2       30.6
  Expected return on plan assets...............   (325.2)     (302.8)     (270.8)     (22.5)     (24.0)     (19.4)
  Amortization of transitional asset...........     (0.3)       (5.8)       (5.8)        --         --         --
  Amortization of net actuarial (gain) loss....      2.3         1.7         9.8        2.1       (0.7)       0.2
  Amortization of prior service cost...........      9.0         8.6         8.3       (5.9)      (5.9)      (4.7)
  Effect of plan curtailment...................       --          --          --         --         --       (3.1)
                                                 -------     -------     -------     ------     ------     ------
  Net periodic benefit cost....................  $  (9.1)    $  (0.2)    $  29.1     $ 13.4     $  6.9     $  8.7
                                                 -------     -------     -------     ------     ------     ------

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 8.0% for 2001. The rate was assumed to be 10.0% for 2002, decreasing

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
ratably to 5.0% in 2007. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $26.9 and the aggregate service and interest cost components by $2.4. A decrease of one percent in the trend rate would reduce the benefit obligation by $23.0 and the aggregate service and interest cost components by $2.0. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

     The determination of the assumptions shown in the table above and the discussion of health care trend rates is based on the provisions of the applicable Financial Accounting Standards, the review of various indexes, discussion with our consulting actuaries and the review of competitive surveys in the geographic areas where the plans are sited. Changes in these assumptions would affect the financial condition and results of operations of the Company.

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

     As of December 31, 2001 and 2000, 56,361,307 and 57,243,719 shares of
Common Stock were held in treasury, respectively.

  STOCK INCENTIVE PLANS:

     The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods, except in certain instances of death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or at nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. The Company makes shares available for the exercise of stock options by purchasing shares in the open market or by issuing shares from treasury.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option incentive plans as of December 31, 2001, 2000, and 1999, and changes during the years then ended is presented below (shares in thousands):

                                      2001                        2000                          1999
                            -------------------------   -------------------------     -------------------------
                                     WEIGHTED-AVERAGE            WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                            SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE      SHARES    EXERCISE PRICE
                            ------   ----------------   ------   ----------------     ------   ----------------
Outstanding at beginning
  of year.................  11,856        $26.15        11,752        $23.95          12,175        $21.24
Granted...................  2,077          37.14        1,938          33.13          1,835          39.22
Exercised.................  (4,415)        24.72        (1,737)        18.89          (2,166)        21.06
Canceled or expired.......    (92)         28.88          (97)         29.06            (92)         38.23
                            ------        ------        ------        ------          ------        ------
Outstanding at end of
  year....................  9,426         $29.21        11,856        $26.15          11,752        $23.95
                            ======        ======        ======        ======          ======        ======
Options exercisable at
  year-end................  8,636         $28.22        8,721         $22.81          10,030        $21.34
                            ======        ======        ======        ======          ======        ======
Weighted-average fair
  value of options granted
  during the year.........                $11.04                      $10.78                        $ 9.50
                                          ======                      ======                        ======

     The Company accounts for these plans using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               2001       2000       1999
                                                              ------     ------     ------
Net income
  As reported...............................................  $276.7     $264.5     $232.9
  Pro forma.................................................   249.6      252.5      221.8
Basic earnings per share
  As reported...............................................  $ 3.14     $ 3.01     $ 2.61
  Pro forma.................................................    2.83       2.87       2.49
Diluted earnings per share
  As reported...............................................  $ 3.05     $ 2.94     $ 2.53
  Pro forma.................................................    2.75       2.81       2.41
                                                              ------     ------     ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 2001, 2000, and 1999: dividend yield of 1.89%, 1.99%, and 2.01% respectively; expected volatility of 27.61%, 26.79%, and 21.06%, respectively; expected life of six years; and risk-free interest rates of 4.91%, 6.73%, and 4.82%, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The following table summarizes information about the Company's stock options at December 31, 2001 (shares in thousands):

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          ------------------------------------------------     ---------------------------
                                     WEIGHTED-AVERAGE
RANGE OF                                REMAINING         WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
EXERCISE PRICES           NUMBER     CONTRACTUAL LIFE      EXERCISE PRICE      NUMBER      EXERCISE PRICE
---------------           ------     ----------------     ----------------     ------     ----------------
$15.69 - 15.72..........  1,535         2.3 years              $15.71          1,535           $15.71
 20.32 - 28.38..........  2,442         4.1 years               23.15          2,442            23.15
 30.31 - 34.81..........  2,342         7.2 years               32.35          2,342            32.35
 35.25 - 46.04..........  3,107         8.1 years               38.27          2,317            37.69
                          -----                                                -----
                          9,426                                                8,636
                          -----                                                -----

     As of December 31, 2001, 4,175,776 shares were available for future grants. Effective January 1, 2002, option shares available for future grants increased by 2,177,220 as a result of the annual limitation formula established in the 1994 ITT Industries Incentive Stock Plan. The incentive stock plan also provides for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged, or pledged. There were no restricted stock amounts in 2001 or 2000. In 1999, 30,000 shares of restricted stock were awarded under this plan.

     During 2001, 2000, and 1999, pursuant to the ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors, the Company awarded 7,469, 13,626, and 10,248 restricted shares with five-year restriction periods, respectively, in payment of the annual retainer for such directors. Restrictions may lapse earlier depending on certain circumstances.

NOTE 19

COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions including, among other things, those related to government contracts and environmental matters. Some of these actions include claims for substantial amounts. Accruals have been established where the outcome is probable and can be reasonably estimated. While the ultimate results of these legal actions and related claims cannot be determined, the Company does not expect that they will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. As of December 31, 2001, the Company is responsible, or is alleged to be responsible, for environmental investigation and remediation at sites in various countries. The Company has received notice that it is considered a potentially responsible party ("PRP") at a number of those sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. In many of these proceedings, the Company's liability is considered de minimis. In Glendale, California, the Company has been involved in an environmental proceeding relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, and a consent decree requiring the PRPs to perform additional remedial activities was entered in August 2000.

     In a suit filed several years ago by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers,

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
the Company is seeking recovery of costs it incurred in connection with the Glendale case and other environmental matters. In April 1999, the California Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals accepted the Company's petition for review of the California Superior Court's order and in March 2001, dismissed the petition without prejudice, allowing the Company to reassert two of its arguments in the California Superior Court. ITT presented those arguments to the Court, and in January 2002, the Court dismissed a number of sites from the California case. The Company is considering whether to appeal. The Company has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

     The Company and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment and pension matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 20

BUSINESS SEGMENT INFORMATION

                                                             DEFENSE     MOTION                  CORPORATE,
                                                FLUID      ELECTRONICS   & FLOW    ELECTRONIC   ELIMINATIONS
                                              TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     & OTHER       TOTAL
                                              ----------   -----------   -------   ----------   ------------   --------
2001
Sales and revenues..........................   $1,829.7     $1,304.8     $898.7     $ 647.0       $  (4.5)     $4,675.7
Operating income:
  Before restructuring and other special
    items...................................      218.4        123.6      117.7        85.9         (51.1)        494.5
  Restructuring and other special items.....      (16.0)          --       (8.1)      (69.6)         (4.0)        (97.7)
                                               --------     --------     ------     -------       -------      --------
  After restructuring and other special
    items...................................      202.4        123.6      109.6        16.3         (55.1)        396.8
Earnings (loss) of unconsolidated
  companies.................................        0.1          1.4        1.0          --            --           2.5
                                               --------     --------     ------     -------       -------      --------
Total segment profit (loss).................      202.5        125.0      110.6        16.3         (55.1)        399.3
Net interest expense........................                                                                      (62.0)
Miscellaneous expense(a)....................                                                                       (3.9)
                                                                                                               --------
Income from continuing operations before
  income tax................................                                                                   $  333.4
                                                                                                               ========
Long-lived assets...........................      321.6        141.8      199.0       123.6           5.0         791.0
Investments in unconsolidated companies.....        6.9         47.4        8.5          --            --          62.8
Total assets................................    1,616.4        793.7      635.6       714.1         748.6       4,508.4
Gross plant additions.......................       55.6         31.0       43.1        44.0           0.3         174.0
Depreciation................................       54.5         24.9       33.8        38.2           1.8         153.2
Amortization................................       22.3          8.7        8.7        14.8           5.2          59.7
                                               --------     --------     ------     -------       -------      --------
2000
Sales and revenues..........................   $1,834.2     $1,334.6     $888.9     $ 774.6       $  (2.9)     $4,829.4
Operating income............................      206.2        117.3      124.3        99.0         (53.7)        493.1
Earnings (loss) of unconsolidated
  companies.................................       (0.5)         2.2        1.8          --            --           3.5
                                               --------     --------     ------     -------       -------      --------
Total segment profit (loss).................      205.7        119.5      126.1        99.0         (53.7)        496.6
Net interest expense........................                                                                      (75.2)
Miscellaneous expense(a)....................                                                                       (1.5)
                                                                                                               --------
Income before income tax expense............                                                                   $  419.9
                                                                                                               ========
Long-lived assets...........................      343.3        138.8      198.1       160.9          24.3         865.4
Investments in unconsolidated companies.....        6.9         37.2        7.6         0.4            --          52.1
Total assets................................    1,656.8        861.0      676.3       751.8         665.5       4,611.4
Gross plant additions.......................       55.6         35.1       44.6        45.8          (0.5)        180.6
Depreciation................................       55.1         26.1       31.4        35.7           2.3         150.6
Amortization................................       18.4          8.5        8.3        10.0           6.0          51.2
                                               --------     --------     ------     -------       -------      --------
1999
Sales and revenues..........................   $1,814.3     $1,413.9     $877.9     $ 516.0       $  10.1      $4,632.2
Operating income:
  Before restructuring and other special
    items...................................      173.6        108.8      123.7        62.1         (57.6)        410.6
  Restructuring and other special items.....       (6.0)         3.9       (3.0)        9.7            --           4.6
                                               --------     --------     ------     -------       -------      --------
  After restructuring and other special
    items...................................      167.6        112.7      120.7        71.8         (57.6)        415.2
Earnings (loss) of unconsolidated
  companies.................................       (0.2)         2.1        1.2          --            --           3.1
                                               --------     --------     ------     -------       -------      --------
Total segment profit (loss).................      167.4        114.8      121.9        71.8         (57.6)        418.3
Net interest expense........................                                                                      (46.8)
Miscellaneous expense(a)....................                                                                       (1.8)
                                                                                                               --------
Income before income tax expense............                                                                   $  369.7
                                                                                                               ========
Long-lived assets...........................      346.0        146.0      190.7       137.0          27.3         847.0
Investments in unconsolidated companies.....        8.5         29.9        6.2         0.5            --          45.1
Total assets................................    1,712.0        839.1      700.0       463.6         744.9       4,459.6
Gross plant additions.......................       73.3         55.7       42.4        55.7           0.8         227.9
Depreciation................................       56.3         26.0       31.5        28.1           2.4         144.3
Amortization................................       18.6          3.1        6.8         0.8           7.5          36.8
                                               --------     --------     ------     -------       -------      --------

------------
(a) Excludes earnings of companies on an equity basis.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                                         NET SALES AND REVENUES             LONG-LIVED ASSETS
                                                    --------------------------------    --------------------------
                                                      2001        2000        1999       2001      2000      1999
                                                    --------    --------    --------    ------    ------    ------
GEOGRAPHICAL INFORMATION
  United States...................................  $2,781.8    $2,830.4    $2,696.1    $453.9    $497.3    $504.1
  Western Europe..................................   1,179.5     1,216.2     1,194.7     268.1     297.2     282.0
  Asia Pacific....................................     295.1       362.1       339.7      43.5      46.7      48.5
  Other...........................................     419.3       420.7       401.7      25.5      24.2      12.4
                                                    --------    --------    --------    ------    ------    ------
  Total Segments..................................  $4,675.7    $4,829.4    $4,632.2    $791.0    $865.4    $847.0
                                                    ========    ========    ========    ======    ======    ======

     Sales and revenue by product category, net of intercompany balances, is as follows:

                              2001       2000       1999
                            --------   --------   --------
Sales and Revenues by
  Product Category
  Pumps & Complementary
    Products..............  $1,727.5   $1,750.3   $1,732.0
  Defense Services........     713.4      588.4      554.5
  Connectors & Switches...     609.4      734.0      476.2
  Defense Products........     583.2      730.3      844.4
  Fluid Handling..........     437.3      425.6      429.4
  Flow Control............     166.5      159.1      117.0
  Engineered Valves.......     102.1       83.7       81.9
  Brakes..................     146.6      140.0      157.4
  Shock Absorbers.........      77.0       82.6       90.3
  Marine Products.........      68.1       78.2       79.7
  Network Systems &
    Services..............      36.3       40.6       39.8
  Other...................       8.3       16.6       29.6
                            --------   --------   --------
  Total...................  $4,675.7   $4,829.4   $4,632.2
                            ========   ========   ========

     Defense Electronics & Services had sales and revenues from the United States government of $1,104.9, $1,023.6, and $1,054.0, for 2001, 2000, and 1999,
respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

FLUID TECHNOLOGY:

     This segment contains the Company's pump businesses, including brands such as Flygt(R), Goulds(R), Bell & Gossett(R), A-C Pump(R), Lowara(R), Vogel(R), and Richter(TM), making the Company the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers, engineered valves and related products with brand names such as McDonnell & Miller(R) and ITT Standard(R) in addition to those mentioned above. This segment represents approximately 39% of the Company's sales and revenues and approximately 40% of its segment operating income for 2001, excluding restructuring and other special items.

DEFENSE ELECTRONICS & SERVICES:

     The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 44% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 85%, 77%, and 75% of 2001, 2000, and 1999 Defense Electronics & Services sales and revenues, respectively, were to the U.S. government. The Defense Electronics & Services segment represents about 28% of the Company's sales and revenues and 23% of its segment operating income in 2001, excluding restructuring and other special items.

MOTION & FLOW CONTROL:

     Businesses in the Motion & Flow Control segment produce switches and valves for industrial and aerospace applications, products for the marine and leisure markets under the brands Jabsco(R), Rule(R) and Danforth(R), fluid handling materials such as tubing systems and connectors for various automotive and industrial markets, and specialty shock absorbers under the brand Koni(R), and brake friction materials for the transportation industry. The Motion & Flow Control segment accounts for approximately 19% of the Company's sales and revenues and approximately 21% of its segment operating income for 2001, excluding restructuring and other special items.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

ELECTRONIC COMPONENTS:

     This business consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in communications, computing, aerospace and industrial applications as well as network services. This segment represents about 14% of the Company's sales and revenues and 16% of its segment operating income for 2001, excluding restructuring and other special items.

CORPORATE AND OTHER:

     This primarily includes the operating results and assets of Corporate Headquarters.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 21

QUARTERLY RESULTS FOR 2001 AND 2000

                                                                              THREE MONTHS ENDED
                                                           --------------------------------------------------------
                                                           MAR. 31     JUNE 30     SEPT. 30    DEC. 31       YEAR
                                                           --------    --------    --------    --------    --------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)
2001
Sales and revenues.......................................  $1,186.0    $1,184.3    $1,123.6    $1,181.8    $4,675.7
Costs of sales and revenues(a)...........................     878.8       875.9       837.3       877.2     3,469.2
Income from continuing operations........................      59.1        76.1        67.5        14.0       216.7
Net income...............................................      59.1        76.1        67.5        74.0       276.7
Income from continuing operations per share
  -- Basic(b)............................................  $   0.67    $   0.87    $   0.77    $   0.16    $   2.46
  -- Diluted.............................................  $   0.65    $   0.84    $   0.75    $   0.15    $   2.39
Net income per share
  -- Basic(b)............................................  $   0.67    $   0.87    $   0.77    $   0.84    $   3.14
  -- Diluted.............................................  $   0.65    $   0.84    $   0.75    $   0.81    $   3.05
Common stock information
Price range:
  High...................................................  $  44.25    $  49.00    $  46.20    $  52.00    $  52.00
  Low....................................................  $  35.55    $  37.95    $  42.00    $  43.19    $  35.55
  Close..................................................  $  38.75    $  44.25    $  44.80    $  50.50    $  50.50
Dividends per share......................................  $   0.15    $   0.15    $   0.15    $   0.15    $   0.60
                                                           --------    --------    --------    --------    --------
2000
Sales and revenues.......................................  $1,210.0    $1,227.5    $1,176.7    $1,215.2    $4,829.4
Costs of sales and revenues(a)...........................     911.0       915.9       873.5       886.1     3,586.5
Income from continuing operations........................      51.3        70.2        64.9        78.1       264.5
Net income...............................................      51.3        70.2        64.9        78.1       264.5
Income from continuing operations per share
  -- Basic...............................................  $   0.58    $   0.80    $   0.74    $   0.89    $   3.01
  -- Diluted.............................................  $   0.57    $   0.78    $   0.72    $   0.87    $   2.94
Net income per share
  -- Basic...............................................  $   0.58    $   0.80    $   0.74    $   0.89    $   3.01
  -- Diluted.............................................  $   0.57    $   0.78    $   0.72    $   0.87    $   2.94
Common stock information
Price range:
  High...................................................  $  34.94    $  36.19    $  34.94    $  39.63    $  39.63
  Low....................................................  $  22.38    $  28.63    $  29.63    $  29.75    $  22.38
  Close..................................................  $  31.06    $  30.38    $  32.44    $  38.75    $  38.75
Dividends per share......................................  $   0.15    $   0.15    $   0.15    $   0.15    $   0.60
                                                           --------    --------    --------    --------    --------

------------
(a) Includes research, development, and engineering expenses.

(b) The sum of the quarters' earnings per share does not equal the full year amounts due to rounding.

     The above table reflects the range of market prices of the Company's common stock for 2001 and 2000. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company's common stock is traded, under the symbol "ITT." The Company's common stock is listed on the following exchanges: Frankfurt, London, Midwest, New York, Pacific, and Paris.

     During the period from January 1, 2002 through February 28, 2002, the high and low reported market prices of the Company's common stock were $59.85 and $45.80, respectively. The Company declared dividends of $0.15 per common share in the first quarter of 2002. There were approximately 34,869 holders of record of the Company's common stock on February 28, 2002.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                      BALANCE    CHARGED TO                 WRITE-OFF/
                                        AT       COSTS AND    TRANSLATION   PAYMENTS/    BALANCE AT
                                     JANUARY 1    EXPENSES    ADJUSTMENT      OTHER      DECEMBER 31
                                     ---------   ----------   -----------   ----------   -----------

YEAR ENDED DECEMBER 31, 2001
Trade Receivables -- Allowance for
  doubtful accounts................   $ 21.0       $  5.9        $(0.7)       $ (4.5)      $ 21.7
Restructuring......................     18.5         61.0           --         (27.6)        51.9

YEAR ENDED DECEMBER 31, 2000
Trade Receivables -- Allowance for
  doubtful accounts................   $ 22.1       $  9.0        $(0.9)       $ (9.2)      $ 21.0
Restructuring......................     44.7           --           --         (26.2)        18.5

YEAR ENDED DECEMBER 31, 1999
Trade Receivables -- Allowance for
  doubtful accounts................   $ 22.7       $  5.0        $(1.3)       $ (4.3)      $ 22.1
Restructuring......................    138.4         (4.6)          --         (89.1)        44.7

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                             ITT INDUSTRIES, INC.

                                             By  /s/ EDWARD W. WILLIAMS

                                             -----------------------------------
                                                      EDWARD W. WILLIAMS
                                                    SENIOR VICE PRESIDENT AND
                                                    CORPORATE CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

March 26, 2002

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
          /s/ LOUIS J. GIULIANO               Chairman, President and Chief            March 5, 2002
------------------------------------------      Executive Officer and Director
            LOUIS J. GIULIANO
      (PRINCIPAL EXECUTIVE OFFICER)

          /s/ DAVID J. ANDERSON               Senior Vice President and Chief          March 5, 2002
------------------------------------------      Financial Officer
            DAVID J. ANDERSON
      (PRINCIPAL FINANCIAL OFFICER)

           /s/ RAND V. ARASKOG                Director                                 March 5, 2002
------------------------------------------
             RAND V. ARASKOG

          /s/ CURTIS J. CRAWFORD              Director                                 March 5, 2002
------------------------------------------
            CURTIS J. CRAWFORD

          /s/ CHRISTINA A. GOLD               Director                                 March 5, 2002
------------------------------------------
            CHRISTINA A. GOLD

            /s/ JOHN J. HAMRE                 Director                                 March 5, 2002
------------------------------------------
              JOHN J. HAMRE

          /s/ RAYMOND W. LEBOEUF              Director                                 March 5, 2002
------------------------------------------
            RAYMOND W. LEBOEUF

          /s/ FRANK T. MACINNIS               Director                                 March 5, 2002
------------------------------------------
            FRANK T. MACINNIS

           /s/ LINDA S. SANFORD               Director                                 March 5, 2002
------------------------------------------
             LINDA S. SANFORD

         /s/ MARKOS I. TAMBAKERAS             Director                                 March 5, 2002
------------------------------------------
           MARKOS I. TAMBAKERAS

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

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (q)  Agreement with Continental AG with
                 respect to the sale of the
                 Automotive Brakes and Chassis
                 Business............................    Incorporated by reference to Exhibit
                                                         2.1 to ITT Industries' Form 8-K
                                                           Current Report dated October 13,
                                                           1998 (CIK No. 216228, File No.
                                                           1-5627).
          (r)  ITT Industries Deferred Compensation
                 Plan................................    Incorporated by reference to Exhibit
                                                           10(r) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 2000 (CIK No. 216228, File No.
                                                           1-5627).
  11      Statement re computation of per share
            earnings.................................    Not required to be filed.
  12      Statement re computation of ratios.........    Filed herewith.
  13      Annual report to security holders, Form
            10-Q or quarterly report to security         Not required to be filed.
            holders..................................
  16      Letter re change in certifying                 Incorporated by reference to Exhibit
          accountant.................................    16 to ITT Industries' From 8-K Current
                                                           Report dated March 26, 2002 (CIK No.
                                                           216228, File No. 1-5627).
  18      Letter re change in accounting                 None.
          principles.................................
  21      Subsidiaries of the Registrant.............    Filed herewith.
  22      Published report regarding matters
            submitted to vote of security holders....    Not required to be filed.
  23      Consent of Arthur Andersen LLP.............    Filed herewith.
  24      Power of attorney..........................    None.
  99      Additional exhibits........................
99.1      Letter to the Securities and Exchange
          Commission regarding letter of
          representations from Arthur Andersen LLP
          concerning December 31, 2001 audit.........    Filed herewith.