Form 10-Q
period 2002-03-31
ITT INDUSTRIES INC
filed 2002-05-14
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     As of April 30, 2002, there were outstanding 90,749,220 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three Months        2
                   Ended March 31, 2002 and 2001...............................
                   Consolidated Condensed Balance Sheets -- March 31, 2002 and     3
                   December 31, 2001...........................................
                   Consolidated Condensed Statements of Cash Flows -- Three        4
                   Months Ended March 31, 2002 and 2001........................
                   Notes to Consolidated Condensed Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations:
                   Three Months Ended March 31, 2002 and 2001..................   10
Part II.  OTHER INFORMATION:
          Item 6.  Exhibits and Reports on Form 8-K............................   13
                   Signature...................................................   13
                   Exhibit Index...............................................   14

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Sales and revenues..........................................  $1,185.8   $1,186.0
                                                              --------   --------
Costs of sales and revenues.................................     784.9      771.7
Selling, general, and administrative expenses...............     173.3      195.8
Research, development, and engineering expenses.............     112.0      107.1
                                                              --------   --------
Total costs and expenses....................................   1,070.2    1,074.6
                                                              --------   --------
Operating income............................................     115.6      111.4
Interest expense, net.......................................     (11.9)     (20.6)
Miscellaneous income (expense), net.........................       1.4        0.1
                                                              --------   --------
Income before income taxes..................................     105.1       90.9
Income tax expense..........................................     (33.6)     (31.8)
                                                              --------   --------
Net income..................................................  $   71.5   $   59.1
                                                              ========   ========
EARNINGS PER SHARE:
Net income
  Basic.....................................................  $   0.80   $   0.67
  Diluted...................................................  $   0.77   $   0.65
Cash dividends declared per common share....................  $   0.15   $   0.15
PRO FORMA RESULTS:
  Reported net income.......................................  $   71.5   $   59.1
  Add back goodwill amortization, net of tax................        --        8.5
                                                              --------   --------
  Adjusted net income.......................................  $   71.5   $   67.6
                                                              ========   ========
  Adjusted basic earnings per share.........................  $   0.80   $   0.77
  Adjusted diluted earnings per share.......................  $   0.77   $   0.75
Average Common Shares -- Basic..............................      89.6       87.9
Average Common Shares -- Diluted............................      92.4       90.4

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  150.7       $  121.3
  Receivables, net..........................................      824.3          741.7
  Inventories, net..........................................      531.2          528.9
  Other current assets......................................       75.4           66.9
                                                               --------       --------
          Total current assets..............................    1,581.6        1,458.8
  Plant, property, and equipment, net.......................      770.7          791.0
  Deferred income taxes.....................................      308.0          310.9
  Goodwill, net.............................................    1,419.8        1,410.0
  Other intangible assets, net..............................       54.1           47.9
  Other assets..............................................      470.1          489.8
                                                               --------       --------
          Total assets......................................   $4,604.3       $4,508.4
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  427.8       $  400.5
  Accrued expenses..........................................      716.8          727.9
  Accrued taxes.............................................      254.1          251.2
  Notes payable and current maturities of long-term debt....      501.8          517.0
                                                               --------       --------
          Total current liabilities.........................    1,900.5        1,896.6
Pension benefits............................................      226.5          199.0
Postretirement benefits other than pensions.................      197.3          195.9
Long-term debt..............................................      447.1          456.4
Other liabilities...........................................      373.3          384.7
                                                               --------       --------
          Total liabilities.................................    3,144.7        3,132.6
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................         --             --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
      Outstanding: 90,376,319 shares and 88,786,701
      shares................................................       90.4           88.8
  Retained earnings.........................................    1,624.4        1,514.0
  Accumulated other comprehensive (loss):
     Unrealized (loss) on investment securities.............       (1.2)          (1.6)
     Minimum pension liability..............................      (34.9)         (19.2)
     Cumulative translation adjustments.....................     (219.1)        (206.2)
                                                               --------       --------
          Total shareholders' equity........................    1,459.6        1,375.8
                                                               --------       --------
          Total liabilities and shareholders' equity........   $4,604.3       $4,508.4
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 71.5     $ 59.1
Adjustments to Net Income:
  Depreciation and amortization.............................    40.6       55.0
  Payments for restructuring................................   (12.2)      (2.3)
  Change in receivables, inventories, accounts payable, and
     accrued expenses.......................................   (90.4)     (43.9)
  Change in accrued and deferred taxes......................    23.0      (14.9)
  Change in other current and non-current assets............     1.3       13.1
  Change in non-current liabilities.........................    (1.4)      10.9
  Other, net................................................     3.9        3.0
                                                              ------     ------
  Net cash -- operating activities..........................    36.3       80.0
                                                              ------     ------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................   (20.8)     (28.6)
Proceeds from sale of assets................................     6.0        0.6
Acquisitions................................................   (19.3)     (14.0)
Other, net..................................................      --        1.2
                                                              ------     ------
  Net cash -- investing activities..........................   (34.1)     (40.8)
                                                              ------     ------
FINANCING ACTIVITIES
Short-term debt, net........................................   (14.1)      30.7
Long-term debt repaid.......................................    (0.7)      (0.1)
Long-term debt issued.......................................     0.3         --
Repurchase of common stock..................................      --      (53.3)
Proceeds from issuance of common stock......................    34.5       28.5
Dividends paid..............................................   (13.3)     (13.2)
Other, net..................................................      --        0.5
                                                              ------     ------
  Net cash -- financing activities..........................     6.7       (6.9)
                                                              ------     ------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........    (0.3)      (3.3)
NET CASH -- DISCONTINUED OPERATIONS.........................    20.8       (9.3)
                                                              ------     ------
Net change in cash and cash equivalents.....................    29.4       19.7
Cash and cash equivalents -- beginning of period............   121.3       88.7
                                                              ------     ------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $150.7     $108.4
                                                              ======     ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  8.6     $ 20.4
                                                              ======     ======
  Income taxes..............................................  $ 10.0     $ 44.2
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Trade.......................................................   $804.6        $734.1
Other.......................................................     41.6          29.3
Allowance for doubtful accounts.............................    (21.9)        (21.7)
                                                               ------        ------
                                                               $824.3        $741.7
                                                               ======        ======

2) INVENTORIES

     Net inventories consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Finished goods..............................................   $166.7        $169.0
Work in process.............................................    194.4         191.7
Raw materials...............................................    292.0         302.4
Progress payments...........................................    (55.5)        (67.4)
Reserves....................................................    (66.4)        (66.8)
                                                               ------        ------
                                                               $531.2        $528.9
                                                               ======        ======

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Land and improvements.......................................  $    56.2    $    55.3
Buildings and improvements..................................      368.6        366.1
Machinery and equipment.....................................    1,346.4      1,340.2
Furniture, fixtures and office equipment....................      223.9        214.3
Construction work in progress...............................       90.7         92.9
Other.......................................................       35.3         32.7
                                                              ---------    ---------
                                                                2,121.1      2,101.5
Accumulated depreciation and amortization...................   (1,350.4)    (1,310.5)
                                                              ---------    ---------
                                                              $   770.7    $   791.0
                                                              =========    =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended March 31, 2002
Net income..................................................                            $ 71.5
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(12.9)      $ --         (12.9)
  Minimum pension liability.................................    (23.7)       8.0         (15.7)
  Unrealized gain on investment securities..................      0.4         --           0.4
                                                               ------       ----        ------
     Other comprehensive income (loss)......................   $(36.2)      $8.0         (28.2)
Comprehensive income........................................                            $ 43.3
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended March 31, 2001
Net income..................................................                            $ 59.1
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(38.7)      $ --         (38.7)
  Minimum pension liability.................................     (9.6)       3.3          (6.3)
  Unrealized (loss) on investment securities................     (0.4)        --          (0.4)
                                                               ------       ----        ------
     Other comprehensive income (loss)......................   $(48.7)      $3.3         (45.4)
Comprehensive income........................................                            $ 13.7
                                                                                        ======

5) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2002      2001
                                                              -----     -----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share...............  89.6      87.9
Common stock equivalents....................................   2.8       2.5
                                                              ----      ----
Shares used in the computation of diluted earnings per
  share.....................................................  92.4      90.4
                                                              ----      ----

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001 were 0.0 and 1.6, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) RESTRUCTURING

                                                DEFENSE      MOTION                  CORPORATE,
                                  FLUID      ELECTRONICS &   & FLOW    ELECTRONIC   ELIMINATIONS
                                TECHNOLOGY     SERVICES      CONTROL   COMPONENTS    AND OTHER     TOTAL
                                ----------   -------------   -------   ----------   ------------   ------
Balance December 31, 2001.....    $11.5          $1.0         $ 7.1      $28.7         $ 3.6       $ 51.9
Payments......................     (4.0)           --          (0.7)      (6.9)         (0.6)       (12.2)
                                  -----          ----         -----      -----         -----       ------
Balance March 31, 2002........    $ 7.5          $1.0         $ 6.4      $21.8         $ 3.0       $ 39.7
                                  =====          ====         =====      =====         =====       ======

     At December 31, 2001, the accrual balance for restructuring activities was $51.9. Cash payments of $12.2 were recorded in the first three months of 2002 decreasing the accrual balance at March 31, 2002 to $39.7, which includes $29.7 for severance and $10.0 for facility carrying costs and other. As of December 31, 2001, remaining actions under restructuring activities announced in 2001 were to close five facilities, discontinue 21 products and reduce headcount by 2,200. During the first three months of 2002, the Company reduced head count by 332 persons. All of the actions contemplated under the 2001 plans will be completed in 2002. Some severance run-off payments will occur in 2003; and closed facility expenditures will continue to be incurred in 2002 through 2006.

7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was adopted by the Company on January 1, 2001. The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1 and 16 of the 2001 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The only significant derivatives that the Company had on January 1, 2001, were the interest rate swaps (the "Swaps") discussed in Note 16 of the 2001 Annual Report on Form 10-K. The adoption of SFAS No. 133 required the Company to record the total fair value of the Swaps in the financial statements, which caused an increase to other assets and long-term debt of $39.7, bringing the carrying value of the Swaps to $42.5. At March 31, 2002 and December 31, 2001, the values of the Swaps were $40.7 and $46.2, including $7.9 and $3.7 of accrued interest, respectively. The adoption of SFAS No. 133 did not have a material impact on the results of operations or cash flows of the Company.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not provided, as there was no transition adjustment recorded within other comprehensive loss as of January 1, 2001 and no material activity to report for the first three months of 2002 and 2001, respectively. Additional disclosures required by SFAS No. 133, as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At March 31, 2002 the Company had no foreign currency cash flow hedges. At December 31, 2001, the Company had one foreign currency cash flow hedge that had appreciations of less than $0.1 during 2001. There were no changes in forecasted transactions during 2001 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contract utilized to hedge cash flow exposures was $1.1 at December 31, 2001. The applicable fair value of this contract at December 31, 2001 was $1.1. There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

three months ended March 31, 2002 and 2001, respectively, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At March 31, 2002 and December 31, 2001, the Company had foreign currency forward contracts with notional amounts of $30.6 and $50.3, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2002 and 2001 contracts were net short positions of $15.2 and $11.5 at March 31, 2002 and December 31, 2001, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first three months of 2002 and 2001 were $0.0 and $0.2, respectively. There were no amounts excluded from the measure of effectiveness.

8) GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 as of July 1, 2001.

     As of January 1, 2002, the Company adopted SFAS No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant, and that they no longer be amortized. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 142, the Company completed a transitional goodwill impairment test and determined that no impairment exists.

     In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is reflected on the face of the consolidated condensed income statements included herein.

     Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by operating segment, are as follows:

                                                          DEFENSE      MOTION
                                            FLUID      ELECTRONICS &   & FLOW    ELECTRONIC
                                          TECHNOLOGY     SERVICES      CONTROL   COMPONENTS    TOTAL
                                          ----------   -------------   -------   ----------   --------
Balance as of December 31, 2001.........    $627.2        $303.0       $173.6      $306.2     $1,410.0
Goodwill acquired during the period.....      12.7            --           --          --         12.7
Other, including foreign currency
  translation...........................      (2.6)           --         (0.3)         --         (2.9)
                                            ------        ------       ------      ------     --------
Balance as of March 31, 2002............    $637.3        $303.0       $173.3      $306.2     $1,419.8

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     Information regarding the Company's other intangible assets follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Amortized intangibles --
  Patents...................................................    $34.3        $34.2
  Accumulated amortization..................................     (5.2)        (5.1)

  Other amortizable intangibles.............................      5.0          5.0
  Accumulated amortization..................................     (0.3)          --

Unamortized intangibles --
  Trademarks................................................      8.0          8.0
  Pension related...........................................     12.3          5.8

Total Intangibles...........................................     59.6         53.0
Total accumulated amortization..............................     (5.5)        (5.1)
                                                                -----        -----
  Net intangibles...........................................    $54.1        $47.9

     Amortization expense related to intangible assets for the three months ended March 31, 2002 was $0.4. Estimated amortization expense for each of the five succeeding years is $1.6 per year.

9) BUSINESS SEGMENT INFORMATION

     Unaudited sales and revenues, operating income and total assets of the Company's business segments for the three months ended March 31, 2002 and 2001 were as follows:

                                           DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED           FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
MARCH 31, 2002             TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $  444.2       $368.7        $236.0      $137.7         $ (0.8)      $1,185.8
Operating income
  (expense)..............       53.7         31.6          27.9        17.0          (14.6)         115.6
Total Assets.............    1,626.3        838.8         647.9       700.2          791.2        4,604.3

THREE MONTHS ENDED
MARCH 31, 2001
-------------------------
Sales and revenues.......   $  451.2       $303.0        $236.5      $196.5         $ (1.2)      $1,186.0
Operating income
  (expense):
  Before goodwill
     amortization........       52.5         24.6          31.5        26.5          (13.7)         121.4
  Goodwill amortization
     expense.............       (4.7)        (2.1)         (1.2)       (2.0)            --          (10.0)
Total operating income
  (expense)..............       47.8         22.5          30.3        24.5          (13.7)         111.4
Total Assets.............    1,643.8        841.2         687.3       750.4          679.3        4,602.0

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

     Sales and revenues for the first quarter of 2002 were $1,185.8 million, even with the same period sales for 2001. Contributions from Defense Electronics & Services' contracts won over the past eighteen months were primarily offset by general softness in the markets of Electronic Components. Net income for the first quarter of 2002 was $71.5 million, or $0.77 per diluted share. Net income for the first quarter of 2001 was $59.1 and included $8.5 million of after-tax goodwill amortization expense. Excluding goodwill amortization, net income increased $3.9 million, or $0.02 per diluted share. The increase in net income was primarily due to a decrease in interest expense partially offset by reduced operating income.

     Operating income for the first quarter of 2002 was $115.6 million compared to $111.4 million for the first quarter of 2001 ($121.4 million excluding goodwill amortization). Excluding goodwill amortization expense, operating income declined $5.8 million or 4.8%. Segment operating margin, excluding the impact of goodwill amortization, for the first quarter of 2002 of 11.0% was 0.4% lower than the margin for the same period in 2001. The decrease in operating income is primarily due to a change in segment mix, with increased contribution from Defense Electronics & Services and lower contribution from Electronic Components.

     Interest expense for the first quarter of 2002 of $11.9 million (net of interest income of $1.4 million) decreased $8.7 million from the comparable prior year period primarily due to lower average interest rates and reduced debt levels.

     The effective income tax rate for the first quarter of 2002 was 32% compared to 35% for the first quarter of 2001. The decrease in the effective tax rate is due to the adoption of SFAS 142, which eliminated goodwill amortization expense, and several initiatives taken in 2001 to reduce the structural tax rate.

     The Fluid Technology segment's sales and revenues declined $7.0 million, or 1.5%, in the first quarter of 2002 compared to the first quarter of 2001. Softness in the industrial and building trades markets and the negative impact of foreign currency translation were partially offset by growth in the water and wastewater markets, and the incremental contribution from acquisitions. Operating income, excluding goodwill amortization expense, for the first quarter of 2002 was up $1.2 million, or 2.3%, due to continued process improvements and cost reduction initiatives.

     The Defense Electronics & Services segment's sales and revenues for the first quarter of 2002 increased $65.7 million, or 21.7%, from the comparable prior year period. The increase was primarily due to contracts won during the past eighteen months, the more rapid transition to production of a key electronic warfare program, and increased communication shipments. Operating income, before goodwill amortization expense, for the first quarter of 2002 was up $7.0 million, or 28.5%, due to increased volume and a higher percentage of international sales, which are at a higher margin.

     The Motion & Flow Control segment's sales for the first quarter of 2002 were even compared to the same period of 2001, reflecting gains in the automotive fluid systems business offset by volume declines at Aerospace and softness in the segment's European markets. Operating income, excluding goodwill amortization expense, was down $3.6 million, or 11.4%, from the same period in 2001 due to volume declines at Aerospace Controls and weakness in the segment's European markets.

     The Electronic Components segment's sales and revenues for the first quarter of 2002 decreased $58.8 million, or 29.9%, compared to the same period of 2001. The decline reflects general market softness, predominately in the communications markets. Contributions from acquisitions partially offset the declines in revenues. Operating income, before goodwill amortization expense, for the first quarter of 2002 was down $9.5 million, or 35.8%, from the comparable period in the prior year reflecting decreases in volume partially offset by the benefits from cost control measures and contributions from new products.

     Corporate expenses increased in the first quarter of 2002 primarily due to professional fees associated with various tax planning initiatives and the negative impact of foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows: Cash from operating activities in the first three months of 2002 was $36.3 million, a decrease of $43.7 million from the same period of 2001. The decrease is primarily attributable to the early collection of receivable balances in the fourth quarter of 2001, lower advanced payments received at Defense Electronics & Services during the first quarter of 2002, and the liquidation of several assets during the first quarter of 2001. Higher restructuring payments also contributed to the decrease. Lower tax payments partially offset these items.

     Status of Restructuring Activities: During the fourth quarter of 2001, the Company recorded restructuring charges of $97.7 million to close facilities, discontinue products and reduce headcount. As of March 31, 2002, the Company has five facilities and 21 planned products to discontinue related to these charges. The Company has reduced workforce by 1,532 or approximately 45% of the planned aggregate reduction of approximately 3,400 persons as of March 31, 2002.

     As of March 31, 2002 restructuring actions announced in 1998 and 1999 were substantially complete.

     Additions to Plant, Property and Equipment: Capital expenditures during the first three months of 2002 were $20.8 million, a decrease of $7.8 million from the first three months of 2001. The decrease reflects the Company's efforts to bring capital expenditures in line with depreciation.

     Divestitures: During the first three months of 2002, the Company sold its interest in a defense-related joint venture for approximately $6 million. In the first quarter of 2001, the Company generated $0.6 million of cash proceeds from the sale of plant, property and equipment across all of our businesses.

     Financing Activities: Debt at March 31, 2002 was $948.9 million, compared to $973.4 million at December 31, 2001. Cash and cash equivalents were $150.7 million at March 31, 2002, compared to $121.3 million at December 31, 2001. The maximum amount of borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, at March 31, 2002, was $1.0 billion. Borrowing through commercial paper and under the revolving credit agreement may not exceed $1.0 billion in the aggregate outstanding at any time. The Company received proceeds of $34.5 million from exercised stock options in the first three months of 2002. The Company has reinstituted a policy of repurchasing at least a portion of shares issued through stock option exercises, which will begin in the second quarter of 2002.

STATUS OF FLUID HANDLING SYSTEMS STRATEGIC REVIEW

     After the quarter close, the Company completed the strategic review of its automotive Fluid Handling Systems (FHS) business, a review that had been previously announced and initiated in October 2001. FHS is a profitable market leader that supplies specialty tubing and connections for use in automobiles and light trucks. This business has a portfolio of innovative, proprietary products, a global presence and a new, strong management team. Based on a comprehensive review of alternatives, and with the support of a team of internal and outside advisors, the Company has determined that continuing to own and operate FHS is the best option for shareholder value creation.

ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In connection with the adoption of SFAS No. 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment exists.

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

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include general economic and worldwide political conditions, foreign currency exchange rates, competition and other factors all as more thoroughly set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2001 and other of its filings with the Securities and Exchange Commission, to which reference is hereby made.

                                    PART II.

                               OTHER INFORMATION

                        EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6.

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) ITT Industries filed a Form 8-K Current Report dated March 26, 2002, to report the selection of Deloitte & Touche LLP as independent auditors in place of Arthur Andersen LLP.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ITT Industries, Inc.

                                          (Registrant)

                                          By     /s/ EDWARD W. WILLIAMS
                                            ------------------------------------
                                                     Edward W. Williams
                                            Senior Vice President and Corporate
                                                         Controller
                                               (Principal accounting officer)

May 14, 2002

                                 EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION                             LOCATION
-------                           -----------                             --------
   (2)    Plan of acquisition, reorganization, arrangement,             None
          liquidation or succession...................................
   (3)    Articles of Incorporation and by-laws.......................  None
   (4)    Instruments defining the rights of security holders,          None
          including Indentures........................................
  (10)    Material contracts..........................................  None
  (11)    Statement re computation of per share earnings..............  See
                                                                        Consolidated
                                                                        Condensed
                                                                        Income
                                                                        Statements
                                                                        and Note 5 of
                                                                        Notes to
                                                                        Consolidated
                                                                        Financial
                                                                        Statements
  (15)    Letter re unaudited interim financial information...........  None
  (18)    Letter re change in accounting principles...................  None
  (19)    Report furnished to security holders........................  None
  (22)    Published report regarding matters submitted to vote of       None
          security holders............................................
  (23)    Consents of experts and counsel.............................  None
  (24)    Power of attorney...........................................  None
  (99)    Additional Exhibits.........................................  None