Form 10-Q
period 2002-06-30
ITT INDUSTRIES INC
filed 2002-08-09
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     As of July 31, 2002, there were outstanding 91,665,392 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three and Six
                   Months Ended June 30, 2002 and 2001.........................    2
                   Consolidated Condensed Balance Sheets -- June 30, 2002 and
                   December 31, 2001...........................................    3
                   Consolidated Condensed Statements of Cash Flows -- Six
                   Months Ended June 30, 2002 and 2001.........................    4
                   Notes to Consolidated Condensed Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations:
                   Three and Six Months Ended June 30, 2002 and 2001...........   12
Part II.  OTHER INFORMATION:
          Item 4.  Submission of Matters to a Vote of Security Holders.........   18
          Item 6.  Exhibits and Reports on Form 8-K............................   18
                   Signature...................................................   19
                   Exhibit Index...............................................   20

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Sales and revenues...................................  $1,320.1   $1,184.3   $2,505.9   $2,370.3
                                                       --------   --------   --------   --------
Costs of sales and revenues..........................     882.3      773.3    1,667.2    1,545.0
Selling, general, and administrative expenses........     179.2      176.0      352.5      371.8
Research, development, and engineering expenses......     113.5      102.6      225.5      209.7
                                                       --------   --------   --------   --------
Total costs and expenses.............................   1,175.0    1,051.9    2,245.2    2,126.5
                                                       --------   --------   --------   --------
Operating income.....................................     145.1      132.4      260.7      243.8
Interest expense, net................................     (10.0)     (15.9)     (21.9)     (36.5)
Miscellaneous income, net............................       1.6        0.5        3.0        0.6
                                                       --------   --------   --------   --------
Income before income taxes...........................     136.7      117.0      241.8      207.9
Income tax expense...................................     (43.8)     (40.9)     (77.4)     (72.7)
                                                       --------   --------   --------   --------
Net income...........................................  $   92.9   $   76.1   $  164.4   $  135.2
                                                       ========   ========   ========   ========
EARNINGS PER SHARE:
Net income
  Basic..............................................  $   1.02   $    .87   $   1.82   $   1.54
  Diluted............................................  $    .99   $    .84   $   1.76   $   1.49
Cash dividends declared per common share.............  $    .15   $    .15   $    .30   $    .30
PRO FORMA RESULTS:
  Reported net income................................  $   92.9   $   76.1   $  164.4   $  135.2
  Add back goodwill amortization, net of tax.........        --        9.2         --       17.7
                                                       --------   --------   --------   --------
  Adjusted net income................................  $   92.9   $   85.3   $  164.4   $  152.9
                                                       ========   ========   ========   ========
  Adjusted basic earnings per share..................  $   1.02   $    .97   $   1.82   $   1.74
  Adjusted diluted earnings per share................  $    .99   $    .94   $   1.76   $   1.69
Average Common Shares -- Basic.......................      91.0       87.9       90.3       87.9
Average Common Shares -- Diluted.....................      93.9       90.5       93.2       90.5

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  168.5       $  121.3
  Receivables, net..........................................      899.1          741.7
  Inventories, net..........................................      542.3          528.9
  Other current assets......................................       75.9           66.9
                                                               --------       --------
          Total current assets..............................    1,685.8        1,458.8
  Plant, property and equipment, net........................      797.3          791.0
  Deferred income taxes.....................................      305.9          310.9
  Goodwill, net.............................................    1,450.9        1,410.0
  Other intangible assets, net..............................       54.2           47.9
  Other assets..............................................      496.3          489.8
                                                               --------       --------
          Total assets......................................   $4,790.4       $4,508.4
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  479.9       $  400.5
  Accrued expenses..........................................      770.1          727.9
  Accrued taxes.............................................      247.1          251.2
  Notes payable and current maturities of long-term debt....      365.7          517.0
                                                               --------       --------
          Total current liabilities.........................    1,862.8        1,896.6
Pension benefits............................................      237.9          199.0
Postretirement benefits other than pensions.................      198.9          195.9
Long-term debt..............................................      453.1          456.4
Other liabilities...........................................      371.0          384.7
                                                               --------       --------
          Total liabilities.................................    3,123.7        3,132.6
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................         --             --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
      Outstanding 91,726,411 and 88,786,701 shares..........       91.7           88.8
  Retained earnings.........................................    1,753.6        1,514.0
  Accumulated other comprehensive(loss):
     Unrealized (loss) on investment securities.............       (1.4)          (1.6)
     Minimum pension liability..............................      (34.9)         (19.2)
     Cumulative translation adjustments.....................     (142.3)        (206.2)
                                                               --------       --------
          Total shareholders' equity........................    1,666.7        1,375.8
                                                               --------       --------
          Total liabilities and shareholders' equity........   $4,790.4       $4,508.4
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
OPERATING ACTIVITIES
Net income..................................................  $ 164.4   $ 135.2
Adjustments to Net Income:
  Depreciation and amortization.............................     85.1     111.3
  Restructuring payments....................................    (22.6)     (5.8)
  Change in receivables.....................................   (115.8)    (17.1)
  Change in inventories.....................................      7.3      (7.7)
  Change in accounts payable and accrued expenses...........     67.1     (39.1)
  Change in accrued and deferred taxes......................     42.7       4.0
  Change in other current and non-current assets............      2.9      14.5
  Change in other non-current liabilities...................      2.5       5.0
  Other, net................................................      2.7       3.1
                                                              -------   -------
  Net cash -- operating activities..........................    236.3     203.4
                                                              -------   -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (52.1)    (67.4)
Proceeds from sale of assets................................      6.8      31.7
Acquisitions................................................    (38.8)    (45.3)
Other, net..................................................      1.1       1.4
                                                              -------   -------
  Net cash -- investing activities..........................    (83.0)    (79.6)
                                                              -------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................   (168.4)     71.1
Long-term debt repaid.......................................     (1.6)    (60.9)
Long-term debt issued.......................................      0.3        --
Repurchase of common stock..................................    (13.6)   (135.7)
Proceeds from issuance of common stock......................     79.4      70.4
Dividends paid..............................................    (26.8)    (26.4)
Other, net..................................................     (0.2)      0.8
                                                              -------   -------
  Net cash -- financing activities..........................   (130.9)    (80.7)
                                                              -------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........      4.5      (3.2)
NET CASH -- DISCONTINUED OPERATIONS.........................     20.3      (9.8)
                                                              -------   -------
Net change in cash and cash equivalents.....................     47.2      30.1
Cash and cash equivalents -- beginning of period............    121.3      88.7
                                                              -------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 168.5   $ 118.8
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  25.8   $  44.1
                                                              =======   =======
  Income taxes..............................................  $  34.8   $  57.4
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Trade.......................................................   $879.9       $734.1
Other.......................................................     42.6         29.3
Allowance for doubtful accounts.............................    (23.4)       (21.7)
                                                               ------       ------
                                                               $899.1       $741.7
                                                               ======       ======

2) INVENTORIES

     Net inventories consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Finished goods..............................................   $147.7       $152.0
Work in process.............................................    184.2        172.3
Raw materials...............................................    266.1        272.0
Progress payments...........................................    (55.7)       (67.4)
                                                               ------       ------
                                                               $542.3       $528.9
                                                               ======       ======

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Land and improvements.......................................  $    57.7    $    55.3
Buildings and improvements..................................      386.2        366.1
Machinery and equipment.....................................    1,428.5      1,340.2
Furniture, fixtures and office equipment....................      223.7        214.3
Construction work in progress...............................       95.3         92.9
Other.......................................................       35.3         32.7
                                                              ---------    ---------
                                                                2,226.7      2,101.5
Accumulated depreciation and amortization...................   (1,429.4)    (1,310.5)
                                                              ---------    ---------
                                                              $   797.3    $   791.0
                                                              =========    =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended June 30, 2002:
Net income..................................................                            $ 92.9
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $76.8       $ --          76.8
  Unrealized (loss) on investment securities................     (0.3)       0.1          (0.2)
                                                                -----       ----        ------
     Other comprehensive income.............................    $76.5       $0.1          76.6
Comprehensive income........................................                            $169.5
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended June 30, 2001:
Net income..................................................                            $ 76.1
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(18.2)      $  --        (18.2)
  Unrealized gain on investment securities..................      0.8        (0.3)         0.5
                                                               ------       -----       ------
     Other comprehensive (loss).............................   $(17.4)      $(0.3)       (17.7)
Comprehensive income........................................                            $ 58.4
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Six Months Ended June 30, 2002:
Net income..................................................                            $164.4
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $ 63.9       $  --         63.9
  Minimum pension liability.................................    (23.7)        8.0        (15.7)
  Unrealized gain on investment securities..................      0.3        (0.1)         0.2
                                                               ------       -----       ------
     Other comprehensive income.............................   $ 40.5       $ 7.9         48.4
Comprehensive income........................................                            $212.8
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Six Months Ended June 30, 2001:
Net income..................................................                            $135.2
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(56.9)      $  --        (56.9)
  Minimum pension liability.................................     (9.6)        3.3         (6.3)
  Unrealized gain on investment securities..................      0.2        (0.1)         0.1
                                                               ------       -----       ------
     Other comprehensive (loss).............................   $(66.3)      $ 3.2        (63.1)
Comprehensive income........................................                            $ 72.1
                                                                                        ======

5) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001:

                                                             THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                               JUNE 30,       JUNE 30,
                                                             -------------   -----------
                                                             2002    2001    2002   2001
                                                             -----   -----   ----   ----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share..............  91.0    87.9    90.3   87.9
Common stock equivalents...................................   2.9     2.6     2.9    2.6
                                                             ----    ----    ----   ----
Shares used in the computation of diluted earnings per
  share....................................................  93.9    90.5    93.2   90.5
                                                             ----    ----    ----   ----

     There were less than 0.1 of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2002 and 2001.

6) RESTRUCTURING

                                                DEFENSE      MOTION                  CORPORATE,
                                  FLUID      ELECTRONICS &   & FLOW    ELECTRONIC   ELIMINATIONS
                                TECHNOLOGY     SERVICES      CONTROL   COMPONENTS    AND OTHER     TOTAL
                                ----------   -------------   -------   ----------   ------------   ------
Balance December 31, 2001.....    $11.5          $1.0         $ 7.1      $ 28.7        $ 3.6       $ 51.9
Payments......................     (6.1)           --          (1.1)      (14.0)        (1.4)       (22.6)
                                  -----          ----         -----      ------        -----       ------
Balance June 30, 2002.........    $ 5.4          $1.0         $ 6.0      $ 14.7        $ 2.2       $ 29.3
                                  =====          ====         =====      ======        =====       ======

     At December 31, 2001, the accrual balance for restructuring activities was $51.9. Cash payments of $22.6 were recorded in the first six months of 2002 decreasing the accrual balance at June 30, 2002 to $29.3, which includes $20.2 for severance and $9.1 for facility carrying costs and other. As of December 31, 2001, remaining actions under restructuring activities announced during 2001 were to close five facilities, discontinue 21 products and reduce headcount by 2,200. During the first six months of 2002, the Company reduced head count by 926 persons. All of the actions contemplated under the 2001 plans will be substantially completed in 2002. Some severance run-off payments will occur in 2003 and closed-facility expenditures will continue to be incurred through 2006.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was adopted by the Company on January 1, 2001. The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1 and 16 of the 2001 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The only significant derivatives that the Company had on January 1, 2001, were the interest rate swaps (the "Swaps") discussed in Note 16 of the 2001 Annual Report on Form 10-K. The adoption of SFAS No. 133 required the Company to record the total fair value of the Swaps in the financial statements, which caused an increase to other assets and long-term debt of $39.7, bringing the carrying value of the Swaps to $42.5. At June 30, 2002 and December 31, 2001, the values of the Swaps were $55.8 and $46.2, including $3.6 and $3.7 of accrued interest, respectively. The adoption of SFAS No. 133 did not have a material impact on the results of operations or cash flows of the Company.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not provided, as there was no transition adjustment recorded within other comprehensive loss as of January 1, 2001 and no material activity to report for the first six months of 2002 and 2001, respectively. Additional disclosures required by SFAS No. 133, as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At June 30, 2002 the Company had no foreign currency cash flow hedges. At December 31, 2001, the Company had one foreign currency cash flow hedge that had appreciations of less than $0.1 during 2001. There were no changes in the forecasted transactions during 2001 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contract utilized to hedge cash flow exposures was $1.1 at December 31, 2001. The applicable fair value of this contract at December 31, 2001 was $1.1. There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the six months ended June 30, 2002 and 2001, respectively, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At June 30, 2002 and December 31, 2001, the Company had foreign currency forward contracts with notional amounts of $47.9 and $50.3, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2002 and 2001 contracts were net short positions of $16.9 and $11.5 at June 30, 2002 and December 31, 2001, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first six months of 2002 and 2001 were $0.3 and $0.1, respectively. There were no amounts excluded from the measure of effectiveness.

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

     Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows:

                                                          DEFENSE      MOTION
                                            FLUID      ELECTRONICS &   & FLOW    ELECTRONIC
                                          TECHNOLOGY     SERVICES      CONTROL   COMPONENTS    TOTAL
                                          ----------   -------------   -------   ----------   --------
Balance as of December 31, 2001.........    $627.2        $303.0       $173.6      $306.2     $1,410.0
Goodwill acquired during the period.....      22.5            --           --          --         22.5
Other, including foreign currency
  translation...........................      16.3            --          2.1          --         18.4
                                            ------        ------       ------      ------     --------
Balance as of June 30, 2002.............    $666.0        $303.0       $175.7      $306.2     $1,450.9

     Information regarding the Company's other intangible assets follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Amortized intangibles --
  Patents...................................................   $34.7        $34.7
  Accumulated amortization..................................    (5.6)        (5.1)

Unamortized intangibles --
  Brands and trademarks.....................................    12.8         12.5
  Pension related...........................................    12.3          5.8
Total intangibles...........................................    59.8         53.0
Total accumulated amortization..............................    (5.6)        (5.1)
                                                               -----        -----
  Net intangibles...........................................   $54.2        $47.9

     Amortization expense related to intangible assets for the six months ended June 30, 2002 was $0.5. Estimated amortization expense for each of the five succeeding years is $1.0 per year.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

9) BUSINESS SEGMENT INFORMATION

     Unaudited financial information of the Company's business segments for the three months and the six months ended June 30, 2002 and 2001 were as follows:

                                           DEFENSE      MOTION &                  CORPORATE,
   THREE MONTHS ENDED        FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
      JUNE 30, 2002        TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
   ------------------      ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $  504.7       $415.9        $251.7      $148.6         $ (0.8)      $1,320.1
Cost of sales and
  revenues...............      331.9        267.4         187.0        97.2           (1.2)         882.3
Selling, general, and
  administrative
  expenses...............       93.9         21.5          21.6        25.8           16.4          179.2
Research, development,
  and engineering
  expenses...............       12.5         86.3           7.7         7.0             --          113.5
Total costs and
  expenses...............      438.3        375.2         216.3       130.0           15.2        1,175.0
Operating income
  (expense)..............       66.4         40.7          35.4        18.6          (16.0)         145.1
Total assets.............    1,736.8        836.3         681.0       718.3          818.0        4,790.4
THREE MONTHS ENDED
JUNE 30, 2001
-------------------------
Sales and revenues.......   $  470.7       $315.2        $240.5      $159.1         $ (1.2)      $1,184.3
Cost of sales and
  revenues...............      309.7        181.2         177.3       106.6           (1.5)         773.3
Selling, general, and
  administrative
  expenses*..............       86.5         23.3          23.6        19.1           13.2          165.7
Research, development,
  and engineering
  expenses...............       10.8         79.2           5.6         7.0             --          102.6
Total costs and
  expenses*..............      407.0        283.7         206.5       132.7           11.7        1,041.6
Operating income
  (expense):
  Before goodwill
     amortization........       63.7         31.5          34.0        26.4          (12.9)         142.7
  Goodwill amortization
     expense.............       (4.5)        (2.2)         (1.2)       (2.4)            --          (10.3)
Total operating income
  (expense)..............       59.2         29.3          32.8        24.1          (12.9)         132.4
Total assets.............    1,662.7        862.5         675.2       710.0          650.9        4,561.3
SIX MONTHS ENDED
JUNE 30, 2002
-------------------------
Sales and revenues.......   $  948.9       $784.6        $487.7      $286.3         $ (1.6)      $2,505.9
Cost of Sales and
  revenues...............      623.8        496.1         362.0       187.3           (2.0)       1,667.2
Selling, general, and
  administrative
  expenses...............      181.4         43.7          46.8        49.6           31.0          352.5
Research, development,
  and engineering
  expenses...............       23.6        172.5          15.6        13.8             --          225.5
Total costs and
  expenses...............      828.8        712.3         424.4       250.7           29.0        2,245.2

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                           DEFENSE      MOTION &                  CORPORATE,
    SIX MONTHS ENDED         FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
      JUNE 30, 2002        TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
    ----------------       ----------   -------------   --------   ----------   --------------   --------
Operating income
  (expense)..............      120.1         72.3          63.3        35.6          (30.6)         260.7
Total assets.............    1,736.8        836.3         681.0       718.3          818.0        4,790.4
SIX MONTHS ENDED
JUNE 30, 2001
-------------------------
Sales and revenues.......   $  921.9       $618.2        $477.0      $355.5         $ (2.3)      $2,370.3
Cost of sales and
  revenues...............      602.8        359.3         349.7       236.0           (2.8)       1,545.0
Selling, general, and
  administrative
  expenses*..............      180.2         45.7          47.2        51.2           27.2          351.5
Research, development,
  and engineering
  expenses...............       22.7        157.1          14.6        15.3             --          209.7
Total costs and
  expenses*..............      805.7        562.1         411.5       302.5           24.4        2,106.2
Operating income
  (expense):
  Before goodwill
     amortization........      116.2         56.1          65.5        53.0          (26.7)         264.1
  Goodwill amortization
     expense.............       (9.1)        (4.3)         (2.5)       (4.4)            --          (20.3)
Total operating income
  (expense)..............      107.1         51.8          63.0        48.6          (26.7)         243.8
Total assets.............    1,662.7        862.5         675.2       710.0          650.9        4,561.3

---------------

* Selling, general and administrative expenses and total costs and expenses for the three and six months ended June 30, 2001 exclude goodwill amortization for comparative purposes.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30,
2001

     Sales and revenues for the second quarter of 2002 were $1,320.1 million, an increase of $135.8 million, or 11.5%, ($120.5 million, or 10.2%, in constant currencies) from the same period sales for 2001. The increase is primarily attributable to higher revenues in all markets of the Defense Electronics & Services segment, reflecting the realization and timing of new contracts, and growth in the water/wastewater markets of Fluid Technology. Costs of sales and revenues of $882.3 million for the second quarter of 2002, increased $109.0 million, or 14.1%, from the comparable 2001 period. The increase primarily reflects higher volume in the Defense Electronic & Services segment and water/wastewater businesses.

     Selling, general, and administrative ("SG&A") expenses for the second quarter of 2002 were $179.2 million, an increase of $3.2 million, or 1.8%, from the second quarter of 2001 ($13.5 million, or 8.1%, excluding goodwill amortization). Excluding goodwill amortization expense, the increase in SG&A expenses was primarily due to increased marketing expense in the Fluid Technology and Electronic Components segments and administrative expenses across all businesses of the Electronic Components segment. Research, development and engineering ("RD&E") expenses increased $10.9 million, or 10.6%, compared to the second quarter of 2001 reflecting increased investment in RD&E across three segments.

     Operating income for the second quarter of 2002 was $145.1 million compared to $132.4 million for the second quarter of 2001 ($142.7 million excluding goodwill amortization). Excluding goodwill amortization expense, operating income increased $2.4 million. The increase is primarily due to higher volume in the Defense Electronics & Services and Fluid Technology segments. Segment operating margin for the second quarter of 2002 was 12.2%, which was 0.9% lower than the margin for the same period in 2001, excluding the impact of goodwill amortization. The decline is due to a change in segment mix, with increased contribution from Defense Electronics & Services and lower contribution from Electronic Components.

     Interest expense for the second quarter of 2002 of $10.0 million (net of interest income of $1.0 million) decreased $5.9 million from the comparable prior year period primarily due to lower average interest rates.

     The effective income tax rate for the second quarter of 2002 was 32% compared to 35% for the second quarter of 2001. The decrease in the effective tax rate is due to the adoption of SFAS 142, which eliminated goodwill amortization expense, and several initiatives taken in 2001 to reduce the structural tax rate.

     Net income for the second quarter of 2002 was $92.9 million, or $0.99 per diluted share. Net income for the second quarter of 2001 was $76.1 million and included $9.2 million of after-tax goodwill amortization expense. Excluding goodwill amortization, net income increased $7.6 million, or $0.05 per diluted share. The increase was primarily due to higher segment operating income and lower interest expense, partially offset by higher corporate expenses, reflecting costs related to process/product improvement initiatives, and higher taxes.

     Fluid Technology's sales and revenues, and cost of sales and revenues, increased $34.0 million, or 7.2%, and $22.2 million, or 7.2%, respectively, in the second quarter of 2002 compared to the second quarter of 2001. Higher sales in the water/wastewater markets and acquisition revenue from Engineered Valves businesses were the primary factors for the increases. Excluding goodwill amortization expense, SG&A for the second quarter of 2002 increased $7.4 million, or 8.6%, compared to 2001, mainly due to increased marketing expense in the water/wastewater and Engineered Valves markets. During the second quarter of 2002, RD&E increased $1.7 million, or 15.7%, in comparison to the second quarter of 2001. Operating income for the second quarter of 2002 was up $2.7 million, or 4.2%, compared to the second quarter of 2001, excluding goodwill amortization, due to the activity discussed above.

     Defense Electronics & Services' sales and revenues and cost of sales and revenues for the second quarter of 2002 increased $100.7 million, or 31.9%, and $86.2 million, or 47.6%, from the comparable prior year period, respectively. The increases were due to higher revenue from all of the segment's markets, reflecting the impact and timing of new contracts. Excluding goodwill amortization expense, SG&A expenses were flat between the second quarter of 2002 and the second quarter of 2001. RD&E expenses were $7.1 million, or 9.0%, higher in the second quarter of 2002 compared to the second quarter of 2001, representing increased spending in most businesses. Operating income for the second quarter of 2002 was $40.7 million, an increase of $9.2 million, or 29.2%, compared to the same quarter in 2001 excluding goodwill amortization expense. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $251.7 million and $187.0 million, respectively, during the second quarter of 2002, reflecting increases of $11.2 million, or 4.7%, and $9.7 million, or 5.5%, from the second quarter of 2001. The increases were mainly due to sales growth in the automotive fluid systems and U.S. spa/whirlpool businesses. SG&A expenses, excluding goodwill amortization expense, were flat. RD&E expense increased $2.1 million, or 37.5%, during the second quarter of 2002 compared to the second quarter of 2001, representing an increase in expenditures in most markets. Operating income, excluding amortization expense, was $1.4 million higher in the second quarter of 2002 compared to the second quarter of 2001 primarily due to the above mentioned items.

     Electronic Components' sales and revenues and cost of sales and revenues were $148.6 million and $97.2 million, respectively, in the second quarter of 2002, representing declines of $10.5 million, or 6.6%, and $9.4 million, or 8.8%, respectively, from the same quarter in 2001. The decreases reflect softness in the communications and commercial aerospace markets partially offset by growth in industrial markets. Excluding goodwill amortization expense, SG&A expenses increased $6.7 million due to increased marketing and administrative expenses. RD&E in the second quarter of 2002 was flat compared to the second quarter of 2001. Operating income for the second quarter of 2002 was $18.6 million, a decrease of $7.8 million, or 29.5%, from the second quarter of 2001, excluding goodwill amortization expense. The decline was due to the factors discussed above.

     Corporate expenses increased in the second quarter of 2002 mainly due to costs related to process/product improvement initiatives, including Value Based Six Sigma and Value Based Product Development.

  SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

     Sales and revenues for the first six months of 2002 were $2,505.9 million, an increase of $135.6 million, or 5.7%, ($136.4 million, or 5.8%, in constant currencies) from the same period for 2001. The increase is primarily attributable to higher revenues in all markets of the Defense Electronics & Services segment, reflecting the realization and timing of new contracts, growth in the water/wastewater markets, and higher sales in the automotive fluid systems business. General softness in the markets of Electronic Components partially offset these items.

     Costs of sales and revenues increased by $122.2 million, or 7.9%, to $1,667.2 million, for the first six months of 2002 compared to the same period in 2001. The increase reflects higher sales in all markets of Defense Electronics & Services and growth in the water/wastewater and automotive businesses.

     SG&A expenses for the first six months of 2002 were $352.5 million, a decrease of $19.3 million, or 5.2%, from the comparable prior year period. Excluding goodwill amortization expense, SG&A expenses for the first six months of 2002 were flat with the first six months of 2001. For the first six months of 2002, RD&E expenses were $225.5 million, which was $15.8 million, or 7.5%, higher than the same period in 2001. Increased expenditures in the Defense Electronics & Services segment comprise a majority of the increase.

     Operating income for the first six months of 2002 was $260.7 million compared to $243.8 million in the same period of 2001 ($264.1 million excluding goodwill amortization expense). Excluding goodwill amortization expense, operating income decreased $3.4 million, or 1.3%. Segment operating margin for the first six months of 2002 of 11.6% was 0.7 percentage points lower than the margin for the same period in 2001, excluding goodwill amortization. These decreases were primarily due to a change in segment mix.

     Net interest expense for the first six months of 2002 of $21.9 million (net of interest income of $2.5 million) decreased $14.6 million from the comparable period in the prior year mainly due to a favorable change in average interest rates.

     The effective income tax rate for the first six months of 2002 was 32% compared to 35% for the first six months of 2001. The decrease in the effective tax rate is due to the adoption of SFAS 142, which eliminated goodwill amortization expense, and several initiatives taken in 2001 to reduce the structural tax rate.

     Net income for the first six months of 2002 was $164.4 million, or $1.76 per diluted share. Net income for the first six months of 2001 was $135.2 million and included $17.7 million of after-tax goodwill amortization expense. Excluding goodwill amortization, net income increased $11.5 million, or $0.07 per diluted share. The increase in net income was primarily attributable to lower interest expense, partially offset by lower operating income and higher taxes.

     Fluid Technology's sales and revenues, and cost of sales and revenues in the first six months of 2002 increased $27.0 million, or 2.9%, and $21.0 million, or 3.5%, respectively, from the comparable prior year period. The increase is due to growth in the water/wastewater markets and the incremental contribution from acquisitions partially offset by softness in the fluid handling business. SG&A expenses, excluding goodwill amortization, and RD&E expenses for the six months ended June 30, 2002 were flat compared to the same six month period in 2001. Operating income for the first six months of 2002 of $120.1 million was up $3.9 million, or 3.4%, compared to operating income, excluding goodwill amortization, for the first six months of 2001. The increase was due to the factors discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first six months of 2002 increased $166.4 million, or 26.9%, and $136.8 million, or 38.1%, respectively, compared to the same period of last year. The increases were due to higher revenues in all markets. Excluding goodwill amortization expense, SG&A expenses declined $2.0 million, or 4.4%, during the first half of 2002 from the comparable prior year period due to an increase in other income. RD&E expenses were $172.5 million for the first six months of 2002, an increase of $15.4 million, or 9.8%, over the first six months of 2001. The increased spending was spread across all markets. Operating income, excluding goodwill amortization expense, increased $16.2 million, or 28.9%, in the first six months of 2002, compared to the same prior year period. Refer to the discussion above for factors contributing to the increase.

     Motion & Flow Control's sales and revenues and costs of sales and revenues for the first half of 2002 increased $10.7 million, or 2.2%, and $12.3 million, or 3.5%, respectively, compared to the same period of 2001. The increases were primarily due to sales growth in the automotive fluid systems and U.S. spa/whirlpool businesses partially offset by volume declines at Aerospace Controls and first quarter softness in European markets. SG&A, excluding goodwill amortization expense, and RD&E expenses for the first six months of 2002 were flat with the first half of 2001. Operating income, excluding goodwill amortization, decreased $2.2 million, or 3.4%, to $63.3 million between the first half of 2001 and the first six months of 2002. Refer to the discussion above for factors contributing to the fluctuation.

     Electronic Components' sales and revenues and cost of sales and revenues decreased $69.2 million, or 19.5%, and $48.7 million, or 20.6%, respectively, in the first six months of 2002 compared with the same period of 2001. The declines are due to general softness in all markets of Electronic Components. Excluding goodwill amortization, SG&A expenses for the first half of 2002 decreased $1.6 million, or 3.1%, mainly due to lower marketing expenses. RD&E expenses declined $1.5 million, or 9.8%, for the first six months of 2002 in comparison to the first half of 2001. The fluctuation reflects reduced spending across most businesses. Excluding goodwill amortization, operating income for the first six months of 2002 was down $17.4 million, or 32.8%, from the comparable prior year period due to the items discussed above.

     Corporate expenses increased in the first six months of 2002 primarily due to costs to account for process/product improvement initiatives, including Value Based Six Sigma and Value Based Product Development, and professional fees associated with various tax planning initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows: Cash from operating activities in the six months of 2002 was $236.3 million, an increase of $32.9 million from the same period of 2001. The increase is primarily attributable to lower tax and interest payments and payment of accrued expenses in 2001. These items were partially offset by increased accounts receivable balances reflecting revenue growth at Defense Electronics & Services, the timing of receipts at Fluid Technology and a decline in 2001 sales at Electronic Components.

     Status of Restructuring Activities: During the fourth quarter of 2001, the Company recorded restructuring charges to close facilities, discontinue product lines and reduce headcount. As of June 30, 2002, the Company has five facilities and 21 planned product lines to close related to these charges. The Company has reduced workforce by 2,126, or 62.5% of the planned aggregate reduction of approximately 3,400 persons as of June 30, 2002

     As of June 30, 2002 restructuring actions announced in 1998 and 1999 were substantially complete.

     Additions to Plant, Property and Equipment: Capital expenditures during the first six months of 2002 were $52.1 million, a decrease of $15.3 million from the first six months of 2001. The decrease reflects reduced spending at all segments.

     Acquisitions: During the first six months of 2002 the Company made several small acquisitions for a total of $38.8 million. The excess of the purchase price over the fair values of net assets acquired of $22.5 was recorded as goodwill. During the first six months of 2001 the Company made several small acquisitions for a total of $45.3 million. Goodwill of $38.9 was recorded in connection with these acquisitions.

     Divestitures: During the first six months of 2002, the Company sold its interest in a defense-related joint venture for approximately $6 million and other plant, property, and equipment for $0.8 million. During the first six months of 2001, the Company sold two corporate jets for $30.7 million and other plant, property, and equipment for $1.0 million. The jets are being leased by the Company in the form of operating leases.

     Financing Activities: External debt at June 30, 2002 was $818.8 million, compared with $973.4 million at December 31, 2001. Cash and cash equivalents were $168.5 million at June 30, 2002, compared to $121.3 million at year-end 2001. The maximum amount of borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, at June 30, 2002, was $1.0 billion. Borrowing through commercial paper and under the revolving credit agreement may not exceed $1.0 billion in the aggregate outstanding at any time. The Company received proceeds of $79.4 million from exercised stock options in the first six months of 2002. Expenditures of $13.6 million were made to repurchase shares to partially offset the dilutive effect of the issued shares.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported value of assets and liabilities and the disclosure of contingent assets and liabilities.

     The Company has identified three accounting policies where estimates are used that require assumptions or factors that are of an uncertain nature, or where a different estimate could have been reasonably utilized or changes in the estimate are reasonably likely to occur from period to period.

     Environmental: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminate found, applicable laws, existing technologies, and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At June 30, 2002, the Company had accruals that approximated the best estimate and that were 140% of the low range estimate and 78% of the high range estimate. These estimates are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of over one hundred sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

     At present, the Company is involved in litigation against its insurers for reimbursement of environmental response costs. Recoveries from insurance companies or other third parties are recognized in the financial statements when realized.

     In the event that future remediation expenditures are in excess of the amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     Employee Benefit Plans: The Company sponsors numerous employee pension and welfare benefit plans. These plans utilize various assumptions in the determination of projected benefit obligations and expense recognition related to pension and other postretirement obligations. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination and health care inflation trend rates, some of which are disclosed in Note 17 to the consolidated financial statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2001.

     Management develops each assumption by using relevant company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

     If actual experience differs from that assumed, the Company may be subject to increased cash contributions, an increase (or decrease) in net periodic expense and/or the need to record a reduction in its net equity position in accordance with the minimum pension liability provisions of SFAS No. 87.

     Revenue Recognition: The Company generally recognizes revenue when products are delivered or services are rendered. The Defense Electronics & Services segment typically recognizes revenue and anticipated profits under long-term, fixed-price contracts based on units of delivery or the completion of scheduled performance milestones. Estimated contract profits are recorded in earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs (design, manufacturing, engineering and development costs) are periodically reviewed and revisions are made when necessary. The effect of these revisions to estimates is included in earnings in the period in which revisions are made.

STATUS OF FLUID HANDLING SYSTEMS STRATEGIC REVIEW

     During the second quarter, the Company completed the strategic review of its automotive Fluid Handling Systems (FHS) business, a review that had been previously announced and initiated in October 2001. FHS is a profitable market leader that supplies specialty tubing and connections for use in automobiles and light trucks. Based on a comprehensive review of alternatives, and with the support of a team of internal and outside advisors, the Company has determined that continuing to own and operate FHS is the best option for continued shareholder value creation.

ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In connection with the adoption of SFAS 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment exists.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT Industries' annual meeting of shareholders held on May 7, 2002, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

                                                                      VOTES
                                                              ----------------------
                                                                 FOR       WITHHELD
                                                              ----------   ---------
Rand V. Araskog.............................................  77,096,667   1,824,563
Curtis J. Crawford..........................................  77,488,415   1,432,815
Louis J. Giuliano...........................................  77,508,464   1,412,766
Christina A. Gold...........................................  77,127,951   1,793,279
John J. Hamre...............................................  77,140,921   1,780,309
Raymond W. LeBoeuf..........................................  77,143,053   1,778,177
Frank T. MacInnis...........................................  77,505,302   1,415,928
Linda S. Sanford............................................  77,136,369   1,784,861
Markos I. Tambakeras........................................  77,493,625   1,427,605

     In addition to the election of directors, four other votes were taken at the meeting: 1) The appointment of Deloitte & Touche LLP as independent auditors for 2002 was ratified by a vote of 75,831,089 shares in favor, 2,788,887 shares against, and 301,254 shares abstained; 2) The ITT Industries 1997 Annual Incentive Plan for Executive Officers was reapproved by a vote of 72,813,909 shares in favor, 5,426,342 shares against, and 680,979 shares abstained; 3) The ITT Industries 1997 Long-Term Incentive Plan was reapproved by a vote of 73,163,739 shares in favor, 5,089,108 shares against, and 668,383 shares abstained; 4) The 2002 ITT Industries Stock Option Plan for Non-Employee Directors was approved by a vote of 59,905,915 shares in favor, 18,253,001 shares against, and 762,314 shares abstained. In all cases, there were no broker nonvotes. There were no other matters presented for a vote at the meeting.

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

August 9, 2002

                                 EXHIBIT INDEX

EXHIBIT
NO.                                    DESCRIPTION                                        LOCATION
-------                                -----------                                        --------
    (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession............................................................  None
    (3)   Articles of Incorporation and by-laws, as amended.....................  Incorporated by reference to Exhibit 3(c) to ITT
                                                                                  Industries' Form 10-K for
                                                                                  the fiscal year ended
                                                                                  December 31, 1999 (CIK
                                                                                  No. 216228, File No. 1-
                                                                                  5627).
    (4)   Instruments defining the rights of security holders, including
          Indentures............................................................  Not required to be filed.
                                                                                  The Registrant hereby
                                                                                  agrees to file with the
                                                                                  Commission a copy of any
                                                                                  instrument defining the
                                                                                  rights of holders of
                                                                                  long-term debt of the
                                                                                  Registrant and its
                                                                                  consolidated subsidiaries
                                                                                  upon request of the
                                                                                  Commission.
   (10)   Material contracts....................................................  None
   (11)   Statement re computation of per share earnings........................  See Note 5 of Notes to
                                                                                  Consolidated Financial
                                                                                  Statements
   (15)   Letter re unaudited interim financial information.....................  None
   (18)   Letter re change in accounting principles.............................  None
   (19)   Report furnished to security holders..................................  None
   (22)   Published report regarding matters submitted to vote of security holders...............................................................  None
   (23)   Consents of experts and counsel.......................................  None
   (24)   Power of attorney.....................................................  None
 (99.1)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002...................  Attached
 (99.2)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002...................  Attached