Form 10-Q
period 2002-09-30
ITT INDUSTRIES INC
filed 2002-11-14
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     As of October 31, 2002, there were outstanding 91,803,739 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three and Nine
                   Months Ended September 30, 2002 and 2001....................    2
                   Consolidated Condensed Balance Sheets -- September 30, 2002
                   and December 31, 2001.......................................    3
                   Consolidated Condensed Statements of Cash Flows -- Nine
                   Months Ended September 30, 2002 and 2001....................    4
                   Notes to Consolidated Condensed Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations:
                   Three and Nine Months Ended September 30, 2002 and 2001.....   16
          Item 4.  Controls and Procedures.....................................   30
Part II.  OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................   30
          Item 5.  Other Information...........................................   30
          Item 6.  Exhibits and Reports on Form 8-K............................   31
                   Signature...................................................   32
                   Certifications..............................................   33
                   Exhibit Index...............................................   35

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Sales and revenues...................................  $1,235.1   $1,123.6   $3,741.0   $3,493.9
                                                       --------   --------   --------   --------
Costs of sales and revenues..........................     798.8      736.3    2,435.4    2,281.3
Selling, general, and administrative expenses........     170.6      168.6      523.1      540.4
Research, development, and engineering expenses......     130.7      101.0      386.8      310.7
Reversal of restructuring charge.....................      (1.7)        --       (1.7)        --
                                                       --------   --------   --------   --------
Total costs and expenses.............................   1,098.4    1,005.9    3,343.6    3,132.4
                                                       --------   --------   --------   --------
Operating income.....................................     136.7      117.7      397.4      361.5
Interest expense, net................................      (5.6)     (13.8)     (27.5)     (50.3)
Miscellaneous income, net............................       0.9         --        3.9        0.6
                                                       --------   --------   --------   --------
Income before income taxes...........................     132.0      103.9      373.8      311.8
Income tax expense...................................     (11.6)     (36.4)     (89.0)    (109.1)
                                                       --------   --------   --------   --------
Net income...........................................  $  120.4   $   67.5   $  284.8   $  202.7
                                                       ========   ========   ========   ========
EARNINGS PER SHARE:
  Net income Basic...................................  $   1.31   $    .77   $   3.14   $   2.31
  Diluted............................................  $   1.28   $    .75   $   3.05   $   2.24
Cash dividends declared per common share.............  $    .15   $    .15   $    .45   $    .45
PRO FORMA RESULTS:
  Reported net income................................  $  120.4   $   67.5   $  284.8   $  202.7
  Add back goodwill amortization, net of tax.........        --        9.1         --       26.8
                                                       --------   --------   --------   --------
  Adjusted net income................................  $  120.4   $   76.6   $  284.8   $  229.5
                                                       ========   ========   ========   ========
  Adjusted basic earnings per share..................  $   1.31   $    .87   $   3.14   $   2.61
  Adjusted diluted earnings per share................  $   1.28   $    .85   $   3.05   $   2.54
Average Common Shares -- Basic.......................      91.7       87.9       90.7       87.9
Average Common Shares -- Diluted.....................      94.2       90.3       93.4       90.4

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  186.0        $  121.3
  Receivables, net..........................................       880.9           741.7
  Inventories, net..........................................       537.5           528.9
  Other current assets......................................        81.5            66.9
                                                                --------        --------
          Total current assets..............................     1,685.9         1,458.8
Plant, property and equipment, net..........................       794.7           791.0
Deferred income taxes.......................................       304.5           310.9
Goodwill, net...............................................     1,494.8         1,410.0
Other intangible assets, net................................        54.2            47.9
Other assets................................................       555.2           489.8
                                                                --------        --------
          Total assets......................................    $4,889.3        $4,508.4
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  478.1        $  400.5
  Accrued expenses..........................................       742.1           727.9
  Accrued taxes.............................................       300.8           251.2
  Notes payable and current maturities of long-term debt....       309.4           517.0
                                                                --------        --------
          Total current liabilities.........................     1,830.4         1,896.6
Pension benefits............................................       218.7           199.0
Postretirement benefits other than pensions.................       198.0           195.9
Long-term debt..............................................       496.6           456.4
Other liabilities...........................................       388.8           384.7
                                                                --------        --------
          Total liabilities.................................     3,132.5         3,132.6
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................          --              --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
      Outstanding 91,762,590 and 88,786,701 shares..........        91.8            88.8
  Retained earnings.........................................     1,856.2         1,514.0
  Accumulated other comprehensive income (loss):
     Unrealized (loss) on investment securities.............        (1.8)           (1.6)
     Unrealized gain on cash flow hedges....................         0.8              --
     Minimum pension liability..............................       (34.9)          (19.2)
     Cumulative translation adjustments.....................      (155.3)         (206.2)
                                                                --------        --------
          Total shareholders' equity........................     1,756.8         1,375.8
                                                                --------        --------
          Total liabilities and shareholders' equity........    $4,889.3        $4,508.4
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
OPERATING ACTIVITIES
Net income..................................................  $ 284.8   $ 202.7
Adjustments to Net Income:
  Depreciation and amortization.............................    125.3     164.6
  Reversal of restructuring charge..........................     (1.7)       --
  Restructuring payments....................................    (25.6)    (13.5)
  Change in receivables, inventories, accounts payable and
     accrued expenses.......................................    (37.2)   (101.0)
  Change in accrued and deferred taxes......................     97.3       4.1
  Change in other current and non-current assets............     (2.3)     19.7
  Change in other non-current liabilities...................    (13.2)      0.9
  Other, net................................................      2.3       4.5
                                                              -------   -------
  Net cash -- operating activities..........................    429.7     282.0
                                                              -------   -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (83.7)   (101.5)
Proceeds from sale of assets................................      8.6      36.0
Acquisitions................................................   (103.7)    (47.5)
Other, net..................................................     (1.7)      1.3
                                                              -------   -------
  Net cash -- investing activities..........................   (180.5)   (111.7)
                                                              -------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................   (223.0)     92.6
Long-term debt repaid.......................................     (2.8)    (77.0)
Long-term debt issued.......................................      0.4       3.7
Repurchase of common stock..................................    (29.2)   (144.5)
Proceeds from issuance of common stock......................     88.4      75.9
Dividends paid..............................................    (40.5)    (39.6)
Other, net..................................................     (0.1)      0.7
                                                              -------   -------
  Net cash -- financing activities..........................   (206.8)    (88.2)
                                                              -------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........      3.3      (1.9)
NET CASH -- DISCONTINUED OPERATIONS.........................     19.0     (17.2)
                                                              -------   -------
Net change in cash and cash equivalents.....................     64.7      63.0
Cash and cash equivalents -- beginning of period............    121.3      88.7
                                                              -------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 186.0   $ 151.7
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  33.9   $  57.9
                                                              =======   =======
  Income taxes (net of refunds received)....................  $  (9.2)  $  92.3
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Trade.......................................................     $866.1          $734.1
Other.......................................................       39.3            29.3
Allowance for doubtful accounts.............................      (24.5)          (21.7)
                                                                 ------          ------
                                                                 $880.9          $741.7
                                                                 ======          ======

2) INVENTORIES

     Net inventories consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Finished goods..............................................     $141.0          $152.0
Work in process.............................................      199.4           172.3
Raw materials...............................................      270.2           272.0
Progress payments...........................................      (73.1)          (67.4)
                                                                 ------          ------
                                                                 $537.5          $528.9
                                                                 ======          ======

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Land and improvements.......................................    $    59.5      $    55.3
Buildings and improvements..................................        392.7          366.1
Machinery and equipment.....................................      1,429.4        1,340.2
Furniture, fixtures and office equipment....................        228.4          214.3
Construction work in progress...............................         92.9           92.9
Other.......................................................         38.6           32.7
                                                                ---------      ---------
                                                                  2,241.5        2,101.5
Accumulated depreciation and amortization...................     (1,446.8)      (1,310.5)
                                                                ---------      ---------
                                                                $   794.7      $   791.0
                                                                =========      =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COST OF SALES AND REVENUES

     Sales and revenues and cost of sales and revenues consist of the following:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Product sales........................................  $1,039.3   $  969.4   $3,213.6   $3,051.5
Service revenues.....................................     195.8      154.2      527.4      442.4
                                                       --------   --------   --------   --------
Total sales and revenues.............................  $1,235.1   $1,123.6   $3,741.0   $3,493.9
                                                       ========   ========   ========   ========

Costs of product sales...............................  $  667.3   $  641.1   $2,095.2   $2,006.2
Costs of service revenues............................     131.5       95.2      340.2      275.1
                                                       --------   --------   --------   --------
Total cost of sales and revenues.....................  $  798.8   $  736.3   $2,435.4   $2,281.3
                                                       ========   ========   ========   ========

     The Defense Electronics & Services segment comprises $175.4 and $469.3 of total service revenues for the three and nine months ended September 30, 2002, respectively, and $113.0 and $288.3 of total cost of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and cost of service revenues.

     The Defense Electronics & Services segment comprises $135.2 and $383.1 of total service revenues for the three and nine months ended September 30, 2001, respectively, and $78.7 and $224.0 of total cost of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and cost of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended September 30, 2002
Net income..................................................                            $120.4
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(13.0)      $  --        (13.0)
  Unrealized gain (loss) on investment securities...........     (0.6)        0.2         (0.4)
  Unrealized gain (loss) on cash flow hedges................      1.2        (0.4)         0.8
                                                               ------       -----       ------
     Other comprehensive income.............................   $(12.4)      $(0.2)       (12.6)
                                                               ------       -----       ------
Comprehensive income........................................                            $107.8
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended September 30, 2001
Net income..................................................                            $ 67.5
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $33.5       $ --          33.5
  Unrealized gain (loss) on investment securities...........     (0.5)       0.2          (0.3)
                                                                -----       ----        ------
     Other comprehensive income (loss)......................    $33.0       $0.2          33.2
                                                                                        ------
Comprehensive income........................................                            $100.7
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Nine Months Ended September 30, 2002
Net income..................................................                            $284.8
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $50.9       $  --         50.9
  Minimum pension liability.................................    (23.7)        8.0        (15.7)
  Unrealized gain (loss) on investment securities...........     (0.3)        0.1         (0.2)
  Unrealized gain (loss) on cash flow hedges................      1.2        (0.4)         0.8
                                                                -----       -----       ------
     Other comprehensive income (loss)......................    $28.1       $ 7.7         35.8
                                                                                        ------
Comprehensive income........................................                            $320.6
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Nine Months Ended September 30, 2001
Net income..................................................                            $202.7
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(23.4)      $ --         (23.4)
  Minimum pension liability.................................     (9.6)       3.3          (6.3)
  Unrealized gain (loss) on investment securities...........     (0.3)       0.1          (0.2)
                                                               ------       ----        ------
     Other comprehensive income (loss)......................   $(33.3)      $3.4         (29.9)
                                                                                        ------
Comprehensive income........................................                            $172.8
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001:

                                                             THREE MONTHS     NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                             -------------   -------------
                                                             2002    2001    2002    2001
                                                             -----   -----   -----   -----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share..............  91.7    87.9    90.7    87.9
Common stock equivalents...................................   2.5     2.4     2.7     2.5
                                                             ----    ----    ----    ----
Shares used in the computation of diluted earnings per
  share....................................................  94.2    90.3    93.4    90.4
                                                             ====    ====    ====    ====

     There were less than 0.1 of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001.

7) CASH FLOW INFORMATION

     The change in receivables, inventories, payables and accrued expenses listed on the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 consist of the following:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Change in accounts receivable...............................  $(102.9)  $  14.0
Change in inventories.......................................     16.6      (1.5)
Change in accounts payable and accrued expenses.............     49.1    (113.5)
                                                              -------   -------
Change in receivables, inventories, accounts payable and
  accrued expenses..........................................  $ (37.2)  $(101.0)
                                                              =======   =======

8) RESTRUCTURING

                                                DEFENSE      MOTION                  CORPORATE,
                                  FLUID       ELECTRONICS    & FLOW    ELECTRONIC   ELIMINATIONS
                                TECHNOLOGY    & SERVICES     CONTROL   COMPONENTS    AND OTHER     TOTAL
                                ----------   -------------   -------   ----------   ------------   ------
Balance December 31, 2001.....    $11.5          $1.0         $ 7.1      $ 28.7        $ 3.6       $ 51.9
Payments and other............     (7.4)           --          (2.0)      (14.2)        (2.0)       (25.6)
Reversals.....................     (1.0)           --          (0.7)         --           --         (1.7)
                                  -----          ----         -----      ------        -----       ------
Balance September 30, 2002....    $ 3.1          $1.0         $ 4.4      $ 14.5        $ 1.6       $ 24.6
                                  =====          ====         =====      ======        =====       ======

     At December 31, 2001, the accrual balance for restructuring activities was $51.9. Cash payments of $25.6 and reversals of $1.7 were recorded in the first nine months of 2002 decreasing the accrual balance at September 30, 2002 to $24.6, which includes $15.8 for severance and $8.8 for facility carrying costs and other.

     During the third quarter of 2002, $1.7 of restructuring accruals were reversed into income as a result of a quarterly review of the remaining restructuring actions. The reversal primarily reflects less than anticipated severance costs on completed actions related to the 2001 restructuring program at the Fluid Technology and Motion & Flow Control segments.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     As of December 31, 2001, remaining actions under restructuring activities announced during 2001 were to close five facilities, discontinue 21 products and reduce headcount by 2,200. During the first nine months of 2002, the Company reduced headcount by 966 persons and discontinued 21 products. All of the actions contemplated under the 2001 plans will be substantially completed in 2002. Some severance run-off payments will occur in 2003 and closed-facility expenditures will continue to be incurred through 2006.

9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was adopted by the Company on January 1, 2001. The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1 and 16 of the 2001 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The only significant derivatives that the Company had on January 1, 2001, were the interest rate swaps (the "Swaps") discussed in Note 16 of the 2001 Annual Report on Form 10-K. The adoption of SFAS No. 133 required the Company to record the total fair value of the Swaps in the financial statements, which caused an increase to other assets and long-term debt of $39.7, bringing the carrying value of the Swaps to $42.5. At September 30, 2002 and December 31, 2001, the values of the Swaps were $103.9 and $46.2, including $8.2 and $3.7 of accrued interest, respectively. The adoption of SFAS No. 133 did not have a material impact on the results of operations or cash flows of the Company.

     Additional disclosures required by SFAS No. 133, as amended, are presented below.

 HEDGES OF FUTURE CASH FLOWS

     At September 30, 2002 the Company had six foreign currency cash flow hedges that had appreciations of $1.2. At December 31, 2001, the Company had one foreign currency cash flow hedge that had appreciations of less than $0.1 during 2001. There were no changes in the forecasted transactions during 2002 and 2001 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposures were $34.1 and $1.1 at September 30, 2002 and December 31, 2001, respectively. The applicable fair value of these contracts were net short positions of $12.4 and $1.1 at September 30, 2002 and December 31, 2001, respectively. There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the nine months ended September 30, 2002 and 2001, respectively, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

 HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At September 30, 2002 and December 31, 2001, the Company had foreign currency forward contracts with notional amounts of $40.8 and $50.3, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2002 and 2001 contracts were net short positions of $21.7 and $11.5 at September 30, 2002 and December 31, 2001, respectively. The ineffective portion of changes in fair values of these hedge positions reported in operating income during the first nine months of 2002 and 2001 were $0.0 and $0.1, respectively. There were no amounts excluded from the measure of effectiveness.

10) GOODWILL AND OTHER INTANGIBLE ASSETS

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

     As of January 1, 2002, the Company adopted SFAS No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant, and that they no longer be amortized. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 142, the Company completed a transitional goodwill impairment test at its 12 identified reporting units and determined that no impairment exists.

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

     Changes in the carrying amount of goodwill for the nine months ended September 30 by operating segment, are as follows:

                                                          DEFENSE     MOTION
                                             FLUID      ELECTRONICS   & FLOW    ELECTRONIC
                                           TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS    TOTAL
                                           ----------   -----------   -------   ----------   --------
Balance as of December 31, 2001..........    $627.2       $303.0      $173.6      $306.2     $1,410.0
Goodwill acquired during the period......      69.2          0.5          --          --         69.7
Other, including foreign currency
  translation............................      13.3           --         1.8          --         15.1
                                             ------       ------      ------      ------     --------
Balance as of September 30, 2002.........    $709.7       $303.5      $175.4      $306.2     $1,494.8
                                             ======       ======      ======      ======     ========

     Information regarding the Company's other intangible assets follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Amortized intangibles --
  Patents...................................................      $34.8          $34.7
  Accumulated amortization..................................       (5.7)          (5.1)
Unamortized intangibles --
  Brands and trademarks.....................................       12.8           12.5
  Pension related...........................................       12.3            5.8
Total intangibles...........................................       59.9           53.0
Total accumulated amortization..............................       (5.7)          (5.1)
                                                                  -----          -----
  Net intangibles...........................................      $54.2          $47.9
                                                                  =====          =====

     Amortization expense related to intangible assets for the nine months ended September 30, 2002 was $0.8. Estimated amortization expense for each of the five succeeding years is $1.1 per year.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

11) DISCONTINUED OPERATIONS

     In September of 1998, the Company disposed of its automotive Electrical Systems business to Valeo SA for approximately $1,700 and its Brake and Chassis unit to Continental AG of Germany for approximately $1,930. These businesses were treated as discontinued operations. In connection with the disposition of these businesses, the Company established accruals for direct costs and other ($102), representation and warranty and contract purchase price adjustments ($148.8), environmental obligations ($16.1) and taxes ($972.7). In 1998, the Company received notifications of claims from the buyers of the automotive business requesting post-closing adjustments to the purchase prices under the provisions of the disposition agreements. The Company assessed the claims and determined that the probable outcome was reflected in the Company's original estimate recorded at time of sale. In 1999, those claims were submitted to arbitration. At the time, the Company still determined that the most probable outcome was reflected in the Company's original estimate recorded at the time of sale. In 2001 and early in 2002, both claims were favorably resolved.

     During the fourth quarter of 2001 the Company reassessed its automotive discontinued operations accruals and determined that it had excess accruals on an after-tax basis of approximately $60. The Company reversed these accruals into the Consolidated Condensed Income Statements under Income from Discontinued Operations. The excess was primarily related to favorable foreign tax rulings.

     At September 30, 2002, the Company had automotive discontinued operations accruals of $190.3 that primarily relate to taxes of $154, product recalls of $8, environmental obligations of $14.5, employee benefits of $11.5 and other of $2.3. In 2002, the Company has spent 0.8. The Company expects that it will resolve $154 of tax obligations in 2004 or 2005. The Company projects between $3.0 and $4.0 of annual spending related to its remaining automotive obligations.

12) COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities (including toxic tort, property damage, and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Accruals have been established where the outcome of the matter is probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

 ENVIRONMENTAL

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1 of the 10-K, "Accounting Policies." In management's opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a number of those sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of September 30, 2002, the Company is responsible, or is alleged to be responsible, for approximately 120 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At September 30, 2002, the Company has $111 million accrued, which approximates its best estimate, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $87 million and the high range estimate for those liabilities is $158 million. On an annual basis the Company spends between $12 million and $14 million on its environmental remediation liabilities.

     The Company has been involved in an environmental proceeding in Glendale California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The PRPs have agreed to operate the system for an additional 10 years. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system. Accordingly, at this time, ITT does not anticipate a default by any of the PRPs which would increase the Company's allocated share of the liability. As of September 31, 2002, the Company's accrual for this liability was $11.3 million representing its best estimate; its low estimate for the liability is $7.4 million and its high estimate is $16.4 million.

     ITT operated a facility in Madison County Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has been investigating the site in coordination with state and federal environmental authorities. A remedy for the site has not been selected. Currently the estimated range for the costs of the additional investigation and the anticipated remediation is between $5.3 million and $14.2 million with a best estimate of $10 million. The Company has accrued $10 million for this matter.

     ITT has been involved with a number of PRPs regarding property in the City of Bronson Michigan operated by a former subsidiary of ITT, Higbie Manufacturing, prior to the time ITT acquired the company. ITT and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's. The Company's current estimates for its exposure are between $2.8 million and $5.9 million. It has an accrual for this matter of $4.1 million which represents its best estimate of its current liabilities. ITT does not anticipate a default on the part of the other PRPs.

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in early 2003. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive. A portion of the recoveries from the insurance settlements have been placed in a trust and are used to reimburse the Company for its environmental costs.

 PRODUCT LIABILITY

     ITT and its subsidiary Goulds Pumps, Inc. ("Goulds") have been joined as defendants with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These actions against the Company have been managed by our historic product liability insurance carriers. All claims paid to date, including all defense and settlement costs, have been covered by those same carriers. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that ITT companies were distributors for other manufacturers' products that may have contained asbestos.

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During the past 12 months, ITT and Goulds resolved approximately 800 cases through settlement or dismissal. The average amount of settlement per claim has been nominal. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     The Company has received notice of a suit filed in El Paso, Texas relating to its Gilfillian Division, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso Texas C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. The Company's insurer has accepted the defense of this matter. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     The Company has received notice of a product liability suit filed in Superior Court of New York, Danis v. Rule Industries et al., Sup.Ct. N.Y., C.A. No. 115975-02, seeking damages for injuries sustained in a boat explosion. The suit contains a number of causes of action against various defendants including the boat manufacturer, the marina operator, and individuals working at the marina. As to the Company, the Complaint alleges that a fume detector, manufactured by ITT's subsidiary Rule Industries, Inc. prior to the date the Company acquired Rule, malfunctioned. The Company's insurer has accepted the defense of this matter. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

 OTHER

     The Company has received a Notice of Claim from Rayonier, Inc., a former subsidiary of the Company's predecessor ITT Corporation. This claim stems from the 1994 Distribution Agreement for the spin-off of Rayonier by ITT Corporation and seeks an allocation of proceeds from certain settlements in connection with the Company's environmental insurance recovery litigation. Rayonier's claim is for $58 (including interest) and 45% of all future recoveries. The parties are currently in negotiations. The Company believes the claim is grossly overstated, has little merit and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

13) BUSINESS SEGMENT INFORMATION

     Unaudited financial information of the Company's business segments for the three months and the nine months ended September 30, 2002 and 2001 were as follows:

                                           DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED           FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2002         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $  484.7      $  383.5       $220.4      $147.2         $ (0.7)      $1,235.1
Cost of sales and
  revenues...............      321.3         212.6        165.5       101.0           (1.6)         798.8
Selling, general, and
  administrative
  expenses...............       89.1          25.2         17.6        23.0           15.7          170.6
Research, development,
  and engineering
  expenses...............       10.4         105.2          8.3         6.8             --          130.7
Reversal of restructuring
  charge.................       (1.0)           --         (0.7)         --             --           (1.7)
Total costs and
  expenses...............      419.8         343.0        190.7       130.8           14.1        1,098.4
Operating income
  (expense)..............       64.9          40.5         29.7        16.4          (14.8)         136.7
Total assets.............    1,786.6         844.6        654.5       714.1          889.5        4,889.3
THREE MONTHS ENDED
SEPTEMBER 30, 2001
-------------------------
Sales and revenues.......   $  447.0      $  321.3       $208.0      $148.2         $ (0.9)      $1,123.6
Cost of sales and
  revenues...............      295.7         184.1        157.2       100.4           (1.1)         736.3
Selling, general, and
  administrative
  expenses*..............       81.3          25.5         19.0        20.8           11.6          158.2
Research, development,
  and engineering
  expenses...............        9.5          77.7          6.9         6.9             --          101.0
Total costs and
  expenses*..............      386.5         287.3        183.1       128.1           10.5          995.5
Operating income
  (expense):
  Before goodwill
     amortization........       60.5          34.0         24.9        20.1          (11.4)         128.1
  Goodwill amortization
     expense.............       (4.6)         (2.0)        (1.4)       (2.4)            --          (10.4)
Total operating income
  (expense)..............       55.9          32.0         23.5        17.7          (11.4)         117.7
Total assets.............    1,684.5         853.1        668.8       728.0          678.8        4,613.2

---------------

* Selling, general and administrative expenses and total costs and expenses exclude goodwill amortization for comparative purposes.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                           DEFENSE      MOTION &                  CORPORATE,
    NINE MONTHS ENDED        FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
   SEPTEMBER 30, 2002      TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
   ------------------      ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $1,433.6      $1,168.1       $708.1      $433.5         $ (2.3)      $3,741.0
Cost of sales and
  revenues...............      945.1         678.1        527.5       288.3           (3.6)       2,435.4
Selling, general, and
  administrative
  expenses...............      270.5          68.9         64.4        72.6           46.7          523.1
Research, development,
  and engineering
  expenses...............       34.0         308.3         23.9        20.6             --          386.8
Reversal of restructuring
  charge.................       (1.0)           --         (0.7)         --             --           (1.7)
Total costs and
  expenses...............    1,248.6       1,055.3        615.1       381.5           43.1        3,343.6
Operating income
  (expense)..............      185.0         112.8         93.0        52.0          (45.4)         397.4
Total assets.............    1,786.6         844.6        654.5       714.1          889.5        4,889.3
NINE MONTHS ENDED
SEPTEMBER 30, 2001
-------------------------
Sales and revenues.......   $1,368.9      $  939.5       $685.0      $503.7         $ (3.2)      $3,493.9
Cost of sales and
  revenues...............      898.5         543.4        506.9       336.4           (3.9)       2,281.3
Selling, general, and
  administrative
  expenses *.............      261.5          71.2         66.2        72.0           38.8          509.7
Research, development,
  and engineering
  expenses...............       32.2         234.8         21.5        22.2             --          310.7
Total costs and
  expenses *.............    1,192.2         849.4        594.6       430.6           34.9        3,101.7
Operating income
  (expense):
  Before goodwill
     amortization........      176.7          90.1         90.4        73.1          (38.1)         392.2
  Goodwill amortization
     expense.............      (13.7)         (6.3)        (3.9)       (6.8)            --          (30.7)
Total operating income
  (expense)..............      163.0          83.8         86.5        66.3          (38.1)         361.5
Total assets.............    1,684.5         853.1        668.8       728.0          678.8        4,613.2

---------------

* Selling, general and administrative expenses and total costs and expenses exclude goodwill amortization for comparative purposes.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     Sales and revenues for the third quarter of 2002 were $1,235.1 million, an increase of $111.5 million, or 9.9%, ($83.1 million, or 7.4%, in constant currencies) from the same period for 2001. Costs of sales and revenues of $798.8 million for the third quarter of 2002 increased $62.5 million, or 8.5%, from the comparable 2001 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services, Fluid Technology and Motion & Flow Control segments and contributions from acquisitions made by the Fluid Technology segment.

     Selling, general and administrative ("SG&A") expenses for the third quarter of 2002 were $170.6 million, an increase of $2.0 million, or 1.2%, from the third quarter of 2001 ($12.4 million, or 7.8%, excluding goodwill amortization). Excluding goodwill amortization expense, the increase in SG&A expenses was primarily due to increased marketing expense in the Fluid Technology and Electronic Components segments and higher corporate expenses, reflecting process improvement initiatives and increased administrative expenses. These items were partially offset by reduced administrative expenses at the Motion & Flow Control segment.

     Research, development and engineering ("RD&E") expenses for the third quarter of 2002 increased $29.7 million, or 29.4%, compared to the third quarter of 2001. The increase is primarily attributable to increased spending in the Defense Electronics & Services segment.

     In the third quarter of 2002, based on management's quarterly review of the remaining restructuring actions, it was determined that certain 2001 initiatives would be completed for $1.7 million less than planned at the Fluid Technology and Motion & Flow Control segments. Accordingly, the Company reversed $1.7 million of restructuring accruals into income. Refer to the section entitled "Status of Restructuring and Asset Impairments" for additional information.

     Operating income for the third quarter of 2002 was $136.7 million compared to $117.7 million for the third quarter of 2001 ($128.1 million excluding goodwill amortization). Excluding goodwill amortization expense, operating income increased $8.6 million. The increase is primarily due to higher volume in the Defense Electronics & Services, Fluid Technology and Motion & Flow Control segments. These items were partially offset by reduced operating income in the Electronic Components segment, reflecting increased marketing expenses, and increased corporate expenses, as discussed above. Segment operating margin, excluding the impact of goodwill amortization, for the third quarter of 2002 was 12.3%, which was flat with the same period in 2001.

     Interest expense for the third quarter of 2002 of $5.6 million (net of interest income of $1.2 million) decreased $8.2 million from the comparable prior year period primarily due to lower average interest rates and a reduction in debt resulting from higher cash from operating activities.

     Income tax expense was $11.6 million in the third quarter of 2002, a decrease of $24.8 million from the comparable 2001 period. The decrease is primarily attributable to a $61.2 million tax refund received by the Company during the third quarter of 2002, of which $30.6 million was reflected as a reduction of tax expense. The Company recorded a reserve for the remaining half of the refund to address any potential impacts from future tax audits.

     Net income for the three months ended September 30, 2002 was $120.4 million, or $1.28 per diluted share. Net income for the third quarter of 2001 was $67.5 million and included $9.1 million of after-tax goodwill amortization expense. Excluding goodwill amortization, net income increased $43.8 million, or $0.43 per diluted share. The increase was primarily due to the recognition of a tax refund, as discussed above, higher segment operating income and lower interest expense.

     Fluid Technology's sales and revenues and cost of sales and revenues increased $37.7 million, or 8.4%, and $25.6 million, or 8.7%, respectively, in the third quarter of 2002 compared to the third quarter of 2001. Higher organic sales in the water/wastewater markets, acquisition revenue from the water/wastewater and engineered valves businesses and the impact of foreign exchange rates were the primary factors for the increases. Excluding goodwill amortization expense, SG&A for the third quarter of 2002 increased $7.8 million, or 9.6%, compared to 2001, mainly due to increased marketing expense in the water/wastewater markets. During the third quarter of 2002, management reviewed the remaining restructuring actions and reversed $1.0 million of the segment's restructuring accruals that were deemed unnecessary (refer to the section entitled "Status of Restructuring and Asset Impairments" for additional information). Operating income for the third quarter of 2002, excluding goodwill amortization, was up $4.4 million, or 7.3%, compared to the third quarter of 2001 due to the activity discussed above.

     Defense Electronics & Services' sales and revenues and cost of sales and revenues for the third quarter of 2002 increased $62.2 million, or 19.4%, and $28.5 million, or 15.5%, from the comparable prior year period, respectively. The increases reflect the impact and timing of new contracts. Excluding goodwill amortization expense, SG&A expenses were flat between the third quarter of 2002 and the third quarter of 2001. RD&E expenses were $27.5 million, or 35.4%, higher in the third quarter of 2002 compared to the third quarter of 2001, representing increased spending in most businesses. Operating income for the third quarter of 2002, excluding goodwill amortization expense, was $40.5 million, an increase of $6.5 million, or 19.1%, compared to the same quarter in 2001. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $220.4 million and $165.5 million, respectively, during the third quarter of 2002, reflecting increases of $12.4 million, or 6.0%, and $8.3 million, or 5.3%, from the third quarter of 2001. The increases were mainly due to sales growth in the automotive fluid systems, beverage/marine and U.S. spa/whirlpool businesses partially offset by volume declines at Aerospace Controls. SG&A expenses, excluding goodwill amortization expense, declined $1.4 million reflecting a decline in administrative expenses. During the third quarter of 2002, management reviewed the remaining restructuring actions and reversed $0.7 million of the segment's restructuring accruals that were deemed unnecessary (refer to the section entitled "Status of Restructuring and Asset Impairments" for additional information). Operating income, excluding amortization expense, was $4.8 million higher in the third quarter of 2002 compared to the third quarter of 2001 primarily due to the above mentioned items.

     Electronic Components' sales and revenues of $147.2 million and cost of sales and revenues of $101.0 million in the third quarter of 2002, were both flat with the same quarter in 2001. Excluding goodwill amortization expense, SG&A expenses increased $2.2 million due to increased marketing, compensation and administrative expenses. Operating income for the third quarter of 2002, excluding goodwill amortization expense, was $16.4 million a decrease of $3.7 million, or 18.4%, from the third quarter of 2001. The decline was due to the factors discussed above.

     Corporate expenses increased in the third quarter of 2002 mainly due to costs related to process improvement initiatives, including several tax initiatives, and increased administrative expenses.

  NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     Sales and revenues for the first nine months of 2002 were $3,741.0 million, an increase of $247.1 million, or 7.1%, ($219.5 million, or 6.3%, in constant currencies) from the same period for 2001. Costs of sales and revenues increased by $154.1 million, or 6.8%, to $2,435.4 million, for the first nine months of 2002 compared to the same period in 2001. The increases are primarily attributable to increased volume in the Defense Electronics & Services, Fluid Technology and Motion & Flow Control segments and contributions from acquisitions in the Fluid Technology and Electronic Components segments. General softness in the markets of Electronic Components partially offset these items.

     SG&A expenses for the nine months ended September 30, 2002 were $523.1 million, a decrease of $17.3 million, or 3.2%, from the comparable prior year period. Excluding goodwill amortization expense, SG&A expenses increased $13.4 million compared to the first nine months of 2001. The increase is mainly due to increased marketing expense at Fluid Technology and higher corporate expenses, reflecting process improvement initiatives and increased administrative expenses. These items were partially offset by an increase in other income at Defense Electronics & Services and lower marketing and administrative costs at Motion & Flow Control.

     RD&E expenses for the first nine months of 2002 were $386.8 million, which was $76.1 million, or 24.5%, higher than the comparable period in 2001. Increased expenditures in the Defense Electronics & Services segment comprise a majority of the increase.

     In the third quarter of 2002, management reviewed the Company's remaining restructuring actions and determined that the 2001 actions would be completed for $1.7 million less than planned at the Fluid Technology and Motion & Flow Control segments. Accordingly, the Company reversed $1.7 million of restructuring accruals into income. Refer to the section entitled "Status of Restructuring and Asset Impairments" for additional information.

     Operating income for the nine months ended September 30, 2002 was $397.4 million compared to $361.5 million in the same period of 2001 ($392.2 million excluding goodwill amortization expense). Excluding goodwill amortization expense, operating income increased $5.2 million, or 1.3%. The increase is primarily due to increased volume at the Defense Electronics & Services, Fluid Technology and Motion & Flow Control segments. These items were partially offset by reduced operating income in the Electronic Components segment, reflecting increased marketing expenses, and increased corporate expenses, as discussed above. Segment operating margin for the first nine months of 2002 of 11.8% was
0.5 percentage points lower than the margin for the same period in 2001, excluding goodwill amortization. The decline is mainly due to pricing pressures and lower capacity utilization in the Electronic Components segment.

     Net interest expense for the first nine months of 2002 of $27.5 million (net of interest income of $3.6 million) decreased $22.8 million from the comparable period in the prior year mainly due to lower average interest rates and a reduction in debt resulting from higher cash from operating activities.

     Income tax expense was $89.0 million for the nine months ended September 30, 2002, a decrease of $20.1 million from the first nine months of 2001. The decrease is primarily attributable to a $61.2 million tax refund received by the Company during the third quarter of 2002, of which $30.6 million was reflected as a reduction of tax expense. The Company recorded a valuation allowance for the remaining half of the refund to address any potential impacts from future tax audits.

     Net income for the first nine months of 2002 was $284.8 million, or $3.05 per diluted share. Net income for the first nine months of 2001 was $202.7 million and included $26.8 million of after-tax goodwill amortization expense. Excluding goodwill amortization, net income increased $55.3 million, or $0.51 per diluted share. The increase was primarily due to higher segment operating income, the recognition of a tax refund, as discussed above, and lower interest expense.

     Fluid Technology's sales and revenues and cost of sales and revenues in the first nine months of 2002 increased $64.7 million, or 4.7%, and $46.6 million, or 5.2%, respectively, from the comparable prior year period. The increases are due to growth in the water/wastewater and engineered valve businesses and the incremental contribution from acquisitions partially offset by softness in the fluid handling business. SG&A expenses, excluding goodwill amortization increased $9.0 million, or 3.4%, for the nine months ended September 30, 2002 compared to the same period during 2001. The increase reflects additional marketing costs incurred by most of the segment's businesses. During the third quarter of 2002, management reviewed the remaining restructuring initiatives and reversed $1.0 million of the segment's restructuring accruals that were deemed unnecessary (refer to the section entitled "Status of Restructuring and Asset Impairments" for additional information). Operating income for the first nine months of 2002 of $185.0 million was up $8.3 million, or 4.7%, compared to operating income, excluding goodwill amortization, for the first nine months of 2001. The increase was due to the factors discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first nine months of 2002 increased $228.6 million, or 24.3%, and $134.7 million, or 24.8%, respectively, compared to the same period of last year. The increases were due to higher revenues in all markets. Excluding goodwill amortization expense, SG&A expenses declined $2.3 million, or 3.2%, during the first nine months of 2002 from the comparable prior year period due to an increase in other income. RD&E expenses were $308.3 million for the nine months ended September 30, 2002, an increase of $73.5 million, or 31.3%, over the comparable 2001 period. The increased spending was spread across most of the segment's markets. Operating income, excluding goodwill amortization expense, increased $22.7 million, or 25.2%, in the first nine months of 2002 compared to the same prior year period. Refer to the discussion above for factors contributing to the increase.

     Motion & Flow Control's sales and revenues and costs of sales and revenues for the nine months ended September 30, 2002 increased $23.1 million, or 3.4%, and $20.6 million, or 4.1%, respectively, compared to the same period of 2001. The increases were primarily due to sales growth in the automotive fluid systems and U.S. spa/whirlpool businesses partially offset by volume declines at Aerospace Controls. SG&A expenses, excluding goodwill amortization, declined $1.8 million, or 2.7% from the comparable 2001 period primarily due to lower marketing and administrative expenses. During the third quarter of 2002, management reviewed the remaining restructuring actions and reversed $0.7 million of the segment's restructuring accruals that were deemed unnecessary (refer to the section entitled "Status of Restructuring and Asset Impairments" for additional information). Operating income, excluding goodwill amortization, increased $2.6 million, or 2.9%, to $93.0 million between the first nine months of 2001 and the first nine months of 2002. Refer to the discussion above for factors contributing to the fluctuation.

     Electronic Components' sales and revenues and cost of sales and revenues decreased $70.2 million, or 13.9%, and $48.1 million, or 14.3%, respectively, in the first nine months of 2002 compared with the same period of 2001. The declines are due to general softness in all markets of Electronic Components. Excluding goodwill amortization, SG&A expenses for the nine months ended September 30, 2002 were flat compared to the same period during 2001. Excluding goodwill amortization, operating income for the first nine months of 2002 was down $21.1 million, or 28.9%, from the comparable prior year period due to the items discussed above.

     Corporate expenses increased in the first nine months of 2002 primarily due to costs related to process improvement initiatives, including several tax initiatives, and increased administrative expenses.

STATUS OF RESTRUCTURING AND ASSET IMPAIRMENTS

 2001 RESTRUCTURING ACTIVITIES

     On December 14, 2001, the Company announced a restructuring program to reduce structural costs and improve profitability whereby the Company recorded a charge of $83.3 million related to the closure of five facilities, the discontinuance of 21 products (10 in the Switch product group and 11 in the Connectors group), the severance of 3,400 persons and other asset impairments. The cash portion of the charge of $61.0 million primarily relates to severance and lease termination costs. The non-cash portion of the charge of $22.3 million primarily relates to machinery and equipment that became impaired as a result of the announced plans.

     Listed below, by business segment, is background information on the 2001 restructuring plan (in millions).

                                                         CASH CHARGES
                                               --------------------------------
                                                              LEASE
                                                            PAYMENTS/                ASSET
                                               SEVERANCE   TERMINATIONS   OTHER   IMPAIRMENTS   TOTAL
                                               ---------   ------------   -----   -----------   -----
Electronic Components........................    $33.0         $1.5       $2.5       $18.2      $55.2
Fluid Technology.............................     10.5          1.8        0.8         2.9       16.0
Motion & Flow Control........................      4.9          2.1        0.3         0.8        8.1
Corporate and Other..........................      3.5           --        0.1         0.4        4.0
                                                 -----         ----       ----       -----      -----
Total 2001 Charges...........................    $51.9         $5.4       $3.7       $22.3      $83.3
                                                 =====         ====       ====       =====      =====

     In 2001, sales in the Electronic Components segment decreased $127.6 million, or 16.5%, and operating income, excluding restructuring, decreased $13.1 million, or 13.2%. Excluding the contribution of acquisitions made in 2001, sales decreased approximately $192 million. The decrease was primarily due to a downturn in the communication and industrial markets. In addition, management expected further sales declines in 2002, specifically in the communications, industrial, and commercial aircraft markets.

     The combination of the downturn in these markets and the businesses acquired in 2000 and late 1999 resulted in excess capacity and prompted management to seek opportunities to reduce costs. As a result of this review, management decided to consolidate manufacturing functions as well as other administrative tasks throughout the segment. These actions included the outsourcing of production operations from Weinstadt, Germany to third party suppliers in Poland and Hungary, the transfer of 10 product lines from 5 locations in North America and Europe (Loveland, Colorado; Santa Ana, California; Weinstadt, Germany; Basingstoke, UK; and Dole, France) to 2 locations in China (Shenzhen and Tianjin), the consolidation of European administrative functions, the transfer of production operations from Santa Ana, California to Nogales, Mexico, the closure of manufacturing facilities in Eden Prairie, Minnesota and Watertowne, Massachusetts and other smaller actions consisting primarily of the elimination of administrative functions. In addition, management also decided to discontinue 21 older connector and switch products. Revenue in 2001 from these products totaled $29.3 million.

     The above actions resulted in the planned termination of 2,753 persons, comprised of 2,395 factory workers, 348 office workers and 10 management employees, and resulted in a cash charge of $37.0 million (which included $33 million for severance) and an asset impairment charge of $18.2 million (primarily for machinery and equipment that will be disposed of as a result of the restructuring activities).

     Actions within the Fluid Technology segment, the Motion & Flow Control segment and Corporate Headquarters were identified as cost improvement opportunities. Processes and functions were identified that could be outsourced, performed at other existing facilities, or eliminated as redundant. These measures were prompted by management's projections of slower growth in the water/wastewater businesses, no expected recovery in the Industrial Pumps businesses, declines in worldwide automotive build rates and weakness in the leisure marine markets.

     The actions within the Fluid Technology segment included the outsourcing of manufacturing functions in City of Industry, California, Seneca Falls, New York and Ashland, Pennsylvania to third party suppliers in the United States, Mexico and China, the consolidation of tasks throughout the segment and the closure of a foundry in Nanjing, China. These actions resulted in the planned termination of 436 persons, comprised of 236 factory workers, 189 office workers and 11 management employees, and resulted in a cash charge of $13.1 million (which included $10.5 million for severance) and asset impairment charges of $2.9 million (primarily for machinery and equipment that was scrapped).

     The actions in the Motion & Flow Control segment included the closure of a manufacturing facility in Costa Mesa, California, where the operations were consolidated into three existing facilities, the closure of a manufacturing facility in Saffron Walden, England, where the operations were consolidated into a facility in Denmark, the closure of a sales office in Germany and the consolidation of other administrative tasks. These actions resulted in the planned termination of 183 persons comprised of 144 factory workers, 28 office workers and 11 management employees and resulted in a cash charge of $7.3 million (which included $4.9 million for severance) and asset impairment charges of $0.8 million (primarily for machinery and equipment that was discarded).

     The actions at the Company's corporate headquarters and other shared service facilities consisted of the consolidation of administrative tasks which resulted in the planned termination of 28 persons comprised of 26 office workers and 2 management employees and resulted in a cash charge of $3.6 million (which included $3.5 million for severance) and an asset impairment charge of $0.4 million.

     The Company funded the 2001 restructuring activities with cash from operations. Additionally, the Company plans to fund future cash requirements for restructuring activities with cash from operations, supplemented, as required, by commercial paper borrowings.

     The following table displays a rollforward of the restructuring accruals for the 2001 restructuring program (in millions):

                                                      CASH CHARGES
                                             -------------------------------
                                                            LEASE                 ASSET
                                             SEVERANCE   COMMITMENTS   OTHER   IMPAIRMENTS   TOTAL
                                             ---------   -----------   -----   -----------   ------
Establishment of 2001 Plan.................   $ 51.9        $ 5.4      $ 3.7     $ 22.3      $ 83.3
Payments...................................    (11.5)          --       (0.1)        --       (11.6)
Asset Write-Offs...........................       --           --         --      (22.3)      (22.3)
                                              ------        -----      -----     ------      ------
Balance December 31, 2001..................   $ 40.4        $ 5.4      $ 3.6     $   --      $ 49.4
                                              ------        -----      -----     ------      ------
Payments...................................    (23.3)        (1.6)      (0.3)        --       (25.2)
Reversal...................................     (1.3)        (0.2)      (0.2)        --        (1.7)
                                              ------        -----      -----     ------      ------
Balance September 30, 2002.................   $ 15.8        $ 3.6      $ 3.1     $   --      $ 22.5
                                              ======        =====      =====     ======      ======

     As of December 31, 2001, remaining actions under restructuring activities announced during 2001 were to close five facilities, discontinue 21 products and reduce headcount by 2,200. During the first nine months of 2002, the Company discontinued 21 products and reduced headcount by 966 persons. The actions announced during 2001 will be substantially completed in 2002. However, severance run-off payments will occur in 2003 while closed facility expenditures will continue to be incurred in 2002 through 2006.

     During the third quarter of 2002, $1.7 million of restructuring accruals were reversed into income as a result of a quarterly review of the Company's remaining restructuring actions. The reversal primarily reflects less than anticipated severance costs on completed actions related to the 2001 restructuring program at the Fluid Technology and Motion & Flow Control segments.

     As of September 30, 2002, there were no material revisions to the 2001 restructuring plan.

OTHER ASSET IMPAIRMENTS

     Also in the fourth quarter of 2001, the Company initiated a full review of long-lived assets in the Electronic Components segment because of significant volume declines and pricing pressures in the business and because management expected further volume declines in 2002, specifically in the communications market and the industrial and commercial aircraft markets. As a result of this review, the Company recorded impairments on machinery and equipment of $13.9 million and an impairment of $0.5 million on a cost based investment. The applicable assets were written down to their fair values based on management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. These impairments were unrelated to the Company's restructuring activities.

SUMMARY OF 2001 RESTRUCTURING ACTIVITIES AND OTHER ASSET IMPAIRMENTS

     The total impact of the restructuring initiative and the asset impairment review was a charge of $97.7 million, or $63.5 million after tax. The projected aggregate future cash and non-cash savings of the above mentioned actions are $360 million and $36 million, respectively, for the period 2002 to 2006. These figures include total savings of $65.4 million in 2002 and $82.2 million in 2003. The savings will be reflected primarily in "Cost of Sales and Revenues" and "Selling, General and Administrative Expenses".

     In connection with the restructuring activities and the asset impairment charge, the Company has identified assets with a total book value of $26.2 million, primarily machinery and equipment, for disposal. The Electronic Components segment will dispose of $22.0 million, the Fluid Technology segment will dispose of $3.4 million and the Motion & Flow Control segment will dispose of $0.8 million. The assets will be disposed of during 2002 and 2003.

1999 RESTRUCTURING ACTIVITIES

     In the fourth quarter of 1999, the Company recorded $20.2 million of charges related to restructuring activities, primarily for the closure of four facilities and severance of 324 persons. Listed below, by business segment, is background information on the 1999 restructuring plan (in millions).

                                                         CASH CHARGES
                                               --------------------------------
                                                              LEASE
                                                            PAYMENTS/                ASSET
                                               SEVERANCE   TERMINATIONS   OTHER   IMPAIRMENTS   TOTAL
                                               ---------   ------------   -----   -----------   -----
Fluid Technology.............................    $ 5.1         $0.6       $1.2       $3.2       $10.1
Electronic Components........................      5.4           --        0.3        1.1         6.8
Defense Electronics & Services...............      0.3           --         --         --         0.3
Motion & Flow Control........................      1.3          0.2        0.4        1.1         3.0
                                                 -----         ----       ----       ----       -----
Total 1999 Charges...........................    $12.1         $0.8       $1.9       $5.4       $20.2
                                                 =====         ====       ====       ====       =====

     In the fourth quarter of 1999 management in the Fluid Technology segment concluded that continued weakness in the industrial markets represented more than a temporary decline. As a result, to reduce excess capacity, factories in Guelph, Canada and Maracay, Venezuela were closed, along with related sales offices, with the functions moved to existing facilities. In addition, a warehouse in Nottingham, England was closed and consolidated into other European warehouses. Other positions were also determined redundant and were eliminated. These actions resulted in the termination of 175 persons comprised of 80 factory workers, and 95 office workers and resulted in a cash charge of $6.9 million (which included $5.1 million for severance) and an asset impairment charge of $3.2 million (primarily to reduce the building and related equipment to their fair market value).

     In the Electronic Components segment, a facility was closed in Meaux, France with the operations consolidated into existing facilities or outsourced. The closure decision was based primarily on two factors. First, sales levels for two of the major products manufactured at the facility had dropped 24% and 15% per year, respectively. Secondly, management determined that it would be more cost effective to transfer the production of another product line to a third party.

     The closure of the Meaux facility resulted in the termination of 103 persons, comprised of 76 factory workers, 26 office workers and 1 management employee, and resulted in a cash charge of $5.7 million (which included $5.4 million for severance) and an asset impairment charge of $1.1 million (primarily for machinery and equipment that will be disposed of as a result of the restructuring activities).

     The restructuring actions at Defense Electronics & Services segment amount to $0.3 million and related to severance of 5 individuals whose positions were deemed redundant and were eliminated.

     The actions within the Motion & Flow Control segment primarily related to headcount reductions at the Hockenheim, Germany factory and other headcount reductions. The decisions were part of an ongoing effort to reduce costs through consolidation of functions. The actions resulted in the termination of 43 persons comprised of 42 factory workers, and 1 office worker and resulted in a cash charge of $1.9 million (which included $1.3 million for severance) and an asset impairment charge of $1.1 million.

     The following table displays a rollforward of the restructuring accruals for the 1999 restructuring program (in millions):

                                                        CASH CHARGES
                                              --------------------------------
                                                             LEASE
                                                           PAYMENTS/                ASSET
                                              SEVERANCE   TERMINATIONS   OTHER   IMPAIRMENTS   TOTAL
                                              ---------   ------------   -----   -----------   -----
Establishment of 1999 Plan..................    $12.1        $ 0.8       $ 1.9      $ 5.4      $20.2
Payments....................................       --           --        (0.1)        --       (0.1)
Asset Write-Offs............................       --           --          --       (5.4)      (5.4)
                                                -----        -----       -----      -----      -----
Balance December 31, 1999...................    $12.1        $ 0.8       $ 1.8      $  --      $14.7
                                                -----        -----       -----      -----      -----
Payments....................................     (7.0)        (0.2)       (1.3)        --       (8.5)
Asset Write-Offs............................       --           --          --         --         --
Other.......................................      0.1           --        (0.2)        --       (0.1)
                                                -----        -----       -----      -----      -----
Balance December 31, 2000...................    $ 5.2        $ 0.6       $ 0.3      $  --      $ 6.1
                                                -----        -----       -----      -----      -----
Payments....................................     (5.1)        (0.3)         --         --       (5.4)
Other.......................................       --          0.1          --         --        0.1
                                                -----        -----       -----      -----      -----
Balance December 31, 2001...................    $ 0.1        $ 0.4       $ 0.3      $  --      $ 0.8
                                                -----        -----       -----      -----      -----
Payments....................................       --         (0.1)         --         --       (0.1)
                                                -----        -----       -----      -----      -----
Balance September 30, 2002..................    $ 0.1        $ 0.3       $ 0.3      $  --      $ 0.7
                                                =====        =====       =====      =====      =====

     As of December 31, 2001, the 1999 restructuring plan was substantially complete. The remaining $0.8 million accrual primarily related to contractual commitments for severance run-off in Europe and remaining lease payments which will be paid through 2005. During the first nine months of 2002, the Company made lease payments totaling $0.1 million. The Company has determined that the effects on future operations are minimal.

     There were no material modifications to the 1999 restructuring plan.

OTHER ASSET IMPAIRMENTS

     In addition, during the fourth quarter of 1999 the Company recorded $20.0 million of goodwill impairments at the Fluid Technology and Defense Electronics & Services segments. The goodwill impairments at the Fluid Technology segment related to an unprofitable Far East operation. The goodwill impairments at the Defense Electronics & Services segment related to a product line ultimately sold in January 2000. Both impairments were calculated based on management's future cash flow projections of the businesses.

SUMMARY OF 1999 RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

     In the fourth quarter of 1999, the Company recorded $20.2 million of charges related to restructuring activities, primarily for the closure of four facilities and severance of 326 persons. The Company also recorded $20.0 million of goodwill write-offs at the Fluid Technology and Defense Electronics & Services segments.

     In the fourth quarter of 1999, the Company determined that $44.8 million of accruals relating to 1998 restructuring plans was not going to be utilized and should be reversed into income during the quarter. The major components of the reversal amounts consisted of savings related to severance payments ($14.9 million), asset disposal costs ($15.4 million), and professional fees ($10.3 million) and other ($4.2 million). As of September 30, 2002 the 1999 and 1998 restructuring plans were substantially complete.

DISCONTINUED OPERATIONS

     In September of 1998, the Company closed the sales of its automotive Electrical Systems business to Valeo SA for approximately $1,700 million and its Brake and Chassis unit to Continental AG of Germany for approximately $1,930 million. These businesses were treated as discontinued operations. In connection with the sale of these businesses, the company established accruals for taxes of $972.7 million, representation and warranty and contract purchase price adjustments of $148.8 million, direct costs and other accruals of $102 million and environmental obligations of $16.1 million. In addition, the Company recorded a receivable due from Valeo SA of approximately $70 million that related to a purchase price adjustment in the contract that called for the Company to pay or receive additional cash consideration depending upon the actual net assets sold as compared to a target of net assets specified in the contract.

     In 1998, the Company received notifications of claims from the buyers of the automotive businesses requesting post-closing adjustments to the purchase prices under the provisions of the sales agreements. The Company assessed the claims and determined that the probable outcome was reflected in the Company's original estimate recorded at the time of sale. During 1999, those claims were submitted to arbitration.

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 1999 to September 30, 2002 (in thousands):

                                                                               1999
                                             BEGINNING BALANCE     1999       OTHER      ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 1999    SPENDING    ACTIVITY   DECEMBER 31, 1999
-------------------------------------------  -----------------   ---------   --------   -----------------
Direct Costs/Other........................       $ 22,274        $ (17,875)   $  --         $  4,399
Representation & Warranty.................         83,818           (3,013)      --           80,805
Environmental.............................         15,000               --       --           15,000
Income Tax................................        479,486         (243,170)      --          236,316
                                                 --------        ---------    -----         --------
TOTAL.....................................       $600,578        $(264,058)   $  --         $336,520
                                                 ========        =========    =====         ========

     In 1999, the Company disbursed $264.1 million primarily on federal and foreign tax obligations and direct costs of the transaction. The Company also paid $3.0 million to settle two automotive product recall issues.

                                                                              2000
                                             BEGINNING BALANCE     2000      OTHER      ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2000    SPENDING   ACTIVITY   DECEMBER 31, 2000
-------------------------------------------  -----------------   --------   --------   -----------------
Direct Costs/Other........................       $  4,399        $(4,347)   $     --       $     52
Representation & Warranty.................         80,805         (2,914)    (70,931)         6,960
Environmental.............................         15,000           (253)         --         14,747
Income Tax................................        236,316             --          --        236,316
                                                 --------        -------    --------       --------
TOTAL.....................................       $336,520        $(7,514)   $(70,931)      $258,075
                                                 ========        =======    ========       ========

     In 2000, the Company made payments of $7.5 million for direct costs incurred in conjunction with the sale of the automotive businesses and for defense costs related to the claims filed by the buyers.

     During the fourth quarter of 2000, with assistance from outside counsel, the Company determined that it was no longer probable that it would collect approximately $70 million from Valeo SA. The Company also determined that it was probable that it would not have to make payments to settle the outstanding Valeo SA claim. As a result, the Company reversed approximately $70 million of automotive discontinued operations accruals coincident with the reversal of the Valeo SA receivable. The net of these actions had no impact to the Consolidated Income Statement and resulted in the reduction of Other Liabilities and Short-Term Receivables.

                                                                              2001
                                             BEGINNING BALANCE     2001      OTHER      ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2001    SPENDING   ACTIVITY   DECEMBER 31, 2001
-------------------------------------------  -----------------   --------   --------   -----------------
Direct Costs/Other.......................        $     52        $     --   $    755       $    807
Representation & Warranty................           6,960         (15,620)    18,160          9,500
Environmental............................          14,747            (135)        --         14,612
Income Tax...............................         236,316              --    (82,165)       154,151
                                                 --------        --------   --------       --------
TOTAL....................................        $258,075        $(15,755)  $(63,250)      $179,070
                                                 ========        ========   ========       ========

     In 2001, the Company disbursed approximately $15.8 million primarily for defense costs related to the claims filed by the buyers and for settlements. In the second quarter of 2001, the Continental AG claim was resolved.

     The Company reassessed its obligations related to the disposal of the automotive businesses and determined that it would spend $63.3 million less on the disposition, primarily due to favorable foreign tax rulings. Based on this assessment, $63.3 million was reversed into the 2001 Consolidated Income Statements under Income from Discontinued Operations.

                                                                              2002
                                             BEGINNING BALANCE     2002      OTHER       ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2002    SPENDING   ACTIVITY   SEPTEMBER 30, 2002
-------------------------------------------  -----------------   --------   --------   ------------------
Direct Costs/Other........................       $    807         $ (46)    $    --         $    761
Representation & Warranty.................          9,500          (652)     12,007           20,855
Environmental.............................         14,612           (73)         --           14,539
Income Tax................................        154,151            --          --          154,151
                                                 --------         -----     -------         --------
TOTAL.....................................       $179,070         $(771)    $12,007         $190,306
                                                 ========         =====     =======         ========

     In 2002, the Company disbursed approximately $0.8 million primarily for defense costs related to the claims filed by the buyers. The $12 million listed in other activity is related to a workers' compensation issue with Valeo S.A. that remains unresolved. In the first quarter of 2002, Valeo SA's claim related to the sale of the Electrical Systems business was settled.

     At September 30, 2002, the Company has automotive discontinued operations accruals of $190.3 million that primarily relate to the following: taxes $154 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $8 million -- related to nine product recall issues which are recorded in Accrued Expenses; environmental obligations $14.5 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $11.5 million -- for workers compensation issues which are recorded in Accrued Expenses; and other $2.3 million -- for professional fees of which $0.8 million are recorded in Other Liabilities and $1.5 million are recorded in Accrued Expenses. The Company expects that it will settle $154 million of tax obligations in 2004 or 2005. The Company projects between $3.0 and $4.0 million of annual spending related to its remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows: Cash from operating activities during the nine months ended September 30, 2002 was $429.7 million, an increase of $147.7 million from the same period of 2001. The increase is primarily attributable to lower tax and interest payments and greater payment of accrued expenses in 2001. These items were partially offset by the liquidation of non-operating assets in 2001, increased working capital levels, and higher restructuring payments.

     Status of Restructuring Activities: Restructuring payments during the first nine months of 2002 totaled $25.6 million and were comprised primarily of expenditures related to the 2001 restructuring plan. The Company forecasts restructuring payments of $18.8 million for the fourth quarter of 2002 and fiscal 2003, with closed facility costs occurring through 2006. All payments are projected to be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first nine months of 2002 were $83.7 million, a decrease of $17.8 million from the first nine months of 2001. The decrease reflects reduced spending at the Fluid Technology, Motion & Flow Control, and Electronic Components segments.

     Divestitures: During the first nine months of 2002, the Company sold its interest in a defense-related joint venture for approximately $6 million and other plant, property, and equipment for $2.6 million. During the first nine months of 2001, the Company sold two corporate aircraft for $30.7 million and other plant, property, and equipment for $5.3 million. The aircraft are being leased by the Company in the form of operating leases.

     Financing Activities: External debt at September 30, 2002 was $806.0 million, compared with $973.4 million at December 31, 2001. Cash and cash equivalents were $186 million at September 30, 2002, compared to $121.3 million at year-end 2001. The maximum amount of borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, at September 30, 2002, was $1.0 billion. Borrowing through commercial paper and under the revolving credit agreement may not exceed $1.0 billion in the aggregate outstanding at any time. The Company received proceeds of $88.4 million from exercised stock options in the first nine months of 2002. Expenditures of $29.2 million were made to repurchase shares to partially offset the dilutive effect of the issued shares.

     Status of Discontinued Operations: During the first 9 months of 2002, the Company spent $0.8 million on matters attributable to discontinued operations. Tax obligations of $154 million are expected to be resolved in 2004 or 2005. In addition, the Company projects between $3.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported value of assets and liabilities and the disclosure of contingent assets and liabilities.

     The Company has identified three accounting policies where significant estimates are used that require assumptions or factors that are of an uncertain nature, or where a different estimate could have been reasonably utilized or changes in the estimate are reasonably likely to occur from period to period.

     Environmental: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminate found, applicable laws, existing technologies, and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. These estimates are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. At September 30, 2002, the Company has a $111 million accrual, which approximates the best estimate, related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $87 million and the high range estimate is $158 million. On an annual basis the Company spends $12 million to $14 million on its environmental remediation liabilities. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of approximately 120 sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

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

     See Note 12, Commitments and Contingencies, in the notes to the Consolidated Financial Statements for additional details on environmental matters.

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

     The 2002 pension plan review is nearly complete and has provided insight related to funded status, minimum pension liability, cash contributions and net periodic benefit cost.

 FUNDED STATUS

     The annualized, ten year rolling average return on plan assets for the U.S. Salaried Pension Plan, which represents about 82% of the Company's pension obligations, equals approximately ten percent. This includes an estimated loss of approximately 11% for 2002. This assumption was utilized in the calculation of the projected funded status at December 31, 2002.

     Based on the recent decline in long-term interest rates, which are used in the formulation of the discount rate, and the downward revision in the equity risk premium expected for U.S. equities, which is used in the calculation of the future expected return on plan assets, the Company will revise both assumptions at December 31, 2002. The table shown below sets the likely range for both factors used by the Company's domestic pension plans.

                                                              CURRENT     PROJECTED
                                                              -------   -------------
Return on Plan Assets.......................................   9.75%    8.75% - 9.25%
Discount Rate...............................................   7.25%    6.50% - 7.00%

     The Company's 2001 weighted-average discount rate was 7.14%. The Company's 2001 weighted-average expected return on plan assets equaled 9.61%. These rates reflect all of the Company's pension plans, including foreign affiliate plans.

     Given the negative projected return on plan assets in 2002 and the downward revision to the discount rate, the Company estimates that total projected benefit obligations will be under-funded at December 31, 2002 by approximately $1,100 million to $1,200 million.

 MINIMUM PENSION LIABILITY

     Pension accounting requires that a minimum pension liability be recorded if a plan's market value of assets falls below the plan's accumulated benefit obligation. Based on the projected reduction in the discount rate at December 31, 2002 and the current year's weak market performance, it is expected that a minimum pension liability will be recorded for many of the Company's pension plans, including the U.S. Salaried Pension Plan, in the fourth quarter of 2002. The after-tax reduction to the Company's total equity is projected to be between $650 million and $750 million due to the recognition of the additional minimum pension liability. The anticipated recognition of the additional minimum pension liability will not impact the Company's compliance with its debt covenants.

 PENSION FUNDING

     The Company does not have a substantial mandatory funding requirement in 2002 or 2003. Given recent market conditions, the Company may be required, under ERISA rules, to contribute $500 million to $600 million in the 2004 to 2006 timeframe, depending on pension asset returns, interest rates and applicable legislation. In anticipation of the possible funding requirements, the Company will contribute approximately $200 million to the plan by 2003.

     The Company's Defense Electronics & Services segment represents approximately 50% of the active U.S. Salaried Plan participants. As a result, the Company will seek reimbursement from the Department of Defense for a portion of its pension costs.

 PENSION (INCOME) EXPENSE

     The Company's pension expense is projected to increase in 2003 due to the various factors described above. The Company projects 2002 pension income to be between $11 million and $14 million. Pension expense for 2003 is expected to be between $1 million and $5 million.

     Revenue Recognition: The Company recognizes revenue as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. For the majority of the Company's sales, title transfers when products are shipped. Under certain circumstances, title passes when products are delivered. In the Defense Electronics & Services segment, certain contracts require the delivery, installation, testing, certification and customer acceptance before revenue can be recorded. Further, some sales are recognized when the customer picks up the product.

     The Defense Electronics & Services segment typically recognizes revenue and anticipated profits under long-term, fixed-price contracts based on units of delivery or the completion of scheduled performance milestones. Estimated contract costs and resulting margins are recorded in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs (design, manufacturing, and engineering and development costs) are periodically reviewed and revisions are made when necessary. The effect of these revisions to estimates is included in earnings in the period in which revisions are made. There were no material revisions to estimates in the covered periods.

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate. However, actual warranty expenses could differ from estimated amounts. The accrual at December 31, 2001 was $37.6 million. The accrual at September 30, 2002 was $35.4 million.

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

ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In connection with the adoption of SFAS 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment exists.

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

ITEM 4.                     CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 12 to the unaudited interim condensed consolidated financial statements in Part I of this Report, as well as Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001 and Part II Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

     The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities (including toxic tort, property damage, and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Accruals have been established where the outcome of the matter is probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

ITEM 5.                        OTHER INFORMATION

     In 2002, the Securities and Exchange Commission (the "SEC") announced that it would review the annual reports on Form 10-K submitted by all Fortune 500 companies during the year. As a result, the Company's annual report on Form 10-K for the year ended December 31, 2001 was reviewed by the SEC and we received a comment letter from the SEC following its review. The comments in the SEC letter focused on supplemental disclosure for items related to the divestiture of the majority of our automotive components business in 1998, an expanded discussion of restructuring activities, references to non-GAAP measures and further segmentation of revenues and working capital. The Company submitted a detailed response to the SEC for its review. The SEC's response (received November 12, 2002) appears to resolve many of the comments and requests additional disclosures and certain supplementary information.

     The Company has included additional disclosures in this filing intended to address the matters raised by the SEC. However, there can be no assurance that the SEC will not have further comments or request that we disclose additional information or make additional filings. The Company will seek to expeditiously resolve the remaining issues in the SEC's response or any additional matters the SEC may wish to address.

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

November 14, 2002

                                 CERTIFICATIONS

I, Louis J. Giuliano certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ITT Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ LOUIS J. GIULIANO
                                          --------------------------------------
                                                    Louis J. Giuliano
                                              Chairman, President and Chief
                                                    Executive Officer

Date: November 14, 2002

I, David J. Anderson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ITT Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ DAVID J. ANDERSON
                                          --------------------------------------
                                                    David J. Anderson
                                             Senior Vice President and Chief
                                                    Financial Officer

Date: November 14, 2002

                                 EXHIBIT INDEX

EXHIBIT
NO.                                    DESCRIPTION                                        LOCATION
-------                                -----------                                        --------
    (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession............................................................  None
    (3)   Articles of Incorporation and by-laws, as amended.....................  Incorporated by reference to Exhibit 3(c) to ITT
                                                                                  Industries' Form 10-K for
                                                                                  the fiscal year ended
                                                                                  December 31, 1999 (CIK
                                                                                  No. 216228, File No. 1-
                                                                                  5627).
    (4)   Instruments defining the rights of security holders, including indentures............................................................  Not required to be filed.
                                                                                  The Registrant hereby
                                                                                  agrees to file with the
                                                                                  Commission a copy of any
                                                                                  instrument defining the
                                                                                  rights of holders of
                                                                                  long-term debt of the
                                                                                  Registrant and its
                                                                                  consolidated subsidiaries
                                                                                  upon request of the
                                                                                  Commission.
   (10)   Material contracts....................................................  None
   (11)   Statement re computation of per share earnings........................  See Note 5 of Notes to
                                                                                  Consolidated Financial
                                                                                  Statements
   (15)   Letter re unaudited interim financial information.....................  None
   (18)   Letter re change in accounting principles.............................  None
   (19)   Report furnished to security holders..................................  None
   (22)   Published report regarding matters submitted to vote of security holders...............................................................  None
   (23)   Consents of experts and counsel                                         None
   (24)   Power of attorney.....................................................  None
 (99.1)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002...................  Attached
 (99.2)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002...................  Attached