Form 10-K
period 2002-12-31
ITT INDUSTRIES INC
filed 2003-03-27
CIK 216228

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
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes....  No....
                 X

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2002 was approximately $6.5 billion.

     As of February 28, 2003, there were outstanding 91,846,834 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 13, 2003, is incorporated by reference in
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART       1     Business....................................................     1
 I         2     Properties..................................................    12
           3     Legal Proceedings...........................................    12
           4     Submission of Matters to a Vote of Security Holders.........    14
           *     Executive Officers of the Registrant........................    14
PART       5     Market for Registrant's Common Equity and Related
 II                Stockholder Matters.......................................    15
           6     Selected Financial Data.....................................    16
           7     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................    17
           7A    Quantitative and Qualitative Disclosures About Market
                   Risk......................................................    39
           8     Financial Statements and Supplementary Data.................    39
           9     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................    39
PART      10     Directors and Executive Officers of the Registrant..........    39
III       11     Executive Compensation......................................    40
          12     Security Ownership of Certain Beneficial Owners and
                   Management................................................    40
          13     Certain Relationships and Related Transactions..............    40
          14     Controls and Procedures.....................................    40
PART      15     Exhibits, Financial Statement Schedules, and Reports on Form
 IV                8-K.......................................................    40

            Signatures..................................................    II-1
            Certification by Louis J. Giuliano..........................    II-2
            Certification by David J. Anderson..........................    II-3
            Exhibit Index...............................................    II-4

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I

ITEM 1.                             BUSINESS

     ITT Industries, Inc., with 2002 sales of approximately $4.99 billion, is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. Our four principal business segments are Fluid Technology, Defense Electronics & Services, Motion & Flow Control, and Electronic Components. Prior to January 1, 2002 these segments were named Pumps & Complementary Products, Defense Products & Services, Specialty Products and Connectors & Switches. Also prior to January 1, 2002, Engineered Valves, now part of our Fluid Technology Segment, reported into Specialty Products (now, Motion & Flow Control). Material herein is presented on a basis consistent with those business segment changes.

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

     The table below shows, in percentage terms, our consolidated sales and revenues and operating income attributable to each of our ongoing lines of business for the last three years. Operating income percentages for 2001 and 2000 are adjusted to exclude the impact of goodwill amortization:

                                      YEAR ENDED
                                     DECEMBER 31,
                                 --------------------
                                 2002    2001    2000
                                 ----    ----    ----
SALES AND REVENUES
  Fluid Technology.............    39%     39%     38%
  Defense Electronics &
    Services...................    30      28      28
  Motion & Flow Control........    19      19      18
  Electronic Components........    12      14      16
  Other........................    --      --      --
                                 ----    ----    ----
                                  100%    100%    100%
                                 ====    ====    ====
OPERATING INCOME
  Fluid Technology.............    47%     50%     42%
  Defense Electronics &
    Services...................    28      30      24
  Motion & Flow Control........    23      26      24
  Electronic Components........    13       6      20
  Other........................   (11)    (12)    (10)
                                 ----    ----    ----
                                  100%    100%    100%
                                 ====    ====    ====

BUSINESS AND PRODUCTS

  FLUID TECHNOLOGY

     Fluid Technology, with sales and revenues of approximately $1.96, billion, $1.83 billion, and $1.83 billion for 2002, 2001 and 2000, respectively, is engaged in the design, development, production, sale, and after-sale support of products, systems and services used to move, measure, and manage fluids. Fluid Technology is a leading worldwide supplier of a broad range of pumps, mixers, heat exchangers, valves, and systems for municipal, industrial, residential, agricultural, and commercial applications. Major production and assembly facilities are located in Argentina, Australia, Austria, Canada, China, England, Germany, Italy, Malaysia, Mexico, the Philippines, South Korea, Sweden, and the United States. Principal customers are in North America, Europe, the Middle East, Africa, Latin America, and the Asia/Pacific region. No single customer accounted for more than 2% of 2002 sales for Fluid Technology. Sales are made directly and through independent distributors and representatives.

     Fluid Technology offers a wide range of product and system solutions for the water, wastewater, building trades, industrial and process market areas and biopharm market.

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

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2002     2001     2000
                               ----     ----     ----
Water/Wastewater.............   56%      53%      53%
Industrial & Process.........   24       27       28
Building Trades..............   16       17       17
Bio Pharm....................    4        3        2
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     Our management believes that Fluid Technology has a solid technology base and proven expertise in designing its products to meet customer needs. Management believes that the continuing development of new products will enable Fluid Technology to maintain and build market leadership positions in served markets.

     Order backlog for Fluid Technology was $339.8 million in 2002, compared with $297.6 million in 2001 and $278.0 million in 2000.

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

     Fluid Technology companies have an aggregate of approximately 11,600 employees and have 300 facilities in 137 countries.

  DEFENSE ELECTRONICS & SERVICES

     Defense Electronics & Services, with sales and revenues of approximately $1.51 billion, $1.30 billion, and $1.33 billion for 2002, 2001 and 2000, respectively, develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems and engineering and applied research. Operations are in North America, Europe, and the Middle East.

     Defense Electronics & Services consists of the two major areas of (i) systems and services and (ii) defense electronics. Systems and services consists of our systems business and our advanced engineering and sciences business. Defense electronics consists of our aerospace and communications business, our night vision business, our radar business, and our avionics business.

Systems and Services

     The Systems Division is involved in support services and systems engineering. The business provides support services including operations and maintenance services for surveillance systems, communications electronics including sensors, radars and command and control, and combat service support, and base support and range support for government sites around the world.

     The Advanced Engineering & Sciences Division designs and manufactures advanced digital communications and sensor products and systems, and is involved in engineering and applied research. This business provides advanced technology services and customized products to governmental, industrial, and commercial customers in the areas of information technology, consulting and technical assistance, military systems effects and analysis, and hardware design, test, and evaluation.

Defense Electronics

     The ITT Aerospace/Communications Division ("A/CD") designs and manufactures wireless networking products and software that facilitate communications in the forward area battlefield. A/CD produces the Single Channel Ground and Airborne Radio System ("SINCGARS") and has a contract to produce the Near Term Digital Radio ("NTDR"), a wideband networking radio which has data transmission capacity twenty times greater than SINCGARS. A/CD is the provider of the combat net radio and the high capacity data radio for the UK Bowman program. A/CD is developing a communications system for the U.S. Army that will provide audio, video and data networking to soldiers on the battlefield. A/CD is also developing air traffic control radios for the Federal Aviation Administration. A/CD also produces sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency in remote sensing space payloads to track hurricanes, tornadoes, and other weather patterns. In addition, A/CD provides navigation payloads for the Global Positioning System ("GPS") navigation satellite.

     The Night Vision Division provides advanced night vision products for airborne and ground applications enabling United States and allied military forces to conduct night combat operations. Night Vision is the leading full service supplier of Generation III night vision products to the United States and allied military forces. Night Vision also produces a commercial line of night vision products, supplying high-performance night vision devices to federal, state and local law enforcement officers in support of Homeland Security. It also offers night vision products for consumer recreational applications.

     The Avionics Division produces information and electronic warfare technologies for a broad range of military aircraft to help protect aircraft from radar-guided weapons. Avionics is developing for the United States Army and Special Operation Forces the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called a Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). In addition, the company has developed a SIRFC based system for fixed wing aircraft such as the F-16, and is also the supplier for the United States Integrated Defensive Countermeasures ("IDECM") system for fixed wing aircraft such as the F/A-18 E/F fighter fleet. The Avionics Division is a co-developer of the integrated communications, navigation and identification system for the U.S. Air Force F-22 Raptor.

     The ITT Gilfillan Division produces and installs ship and air defense radar and air traffic control systems both in the United States and internationally.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                        YEAR ENDED
                                       DECEMBER 31,
                                  ----------------------
                                  2002     2001     2000
                                  ----     ----     ----
Systems and Services
  Systems.......................   29%      29%      24%
  Advanced Engineering &
    Sciences....................   15       16       13
Defense Electronics
  A/CD..........................   26       26       32
  Night Vision..................   12       13       15
  Avionics......................   12       11        8
  ITT Gilfillan.................    6        5        8
                                  ---      ---      ---
                                  100%     100%     100%
                                  ===      ===      ===

     Defense Electronics & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 97% of 2002 sales and revenues of Defense Electronics & Services was to governmental and international entities, of which approximately 73% was to the United States Government (principally in defense programs).

     A substantial portion of the work of Defense Electronics & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, international customers and commercial customers accounted for approximately 23% and 3%, respectively, of 2002 sales and revenues for Defense Electronics & Services.

     Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Electronics & Services were 3% in 2002, 4% in 2001 and 3% in 2000. Certain products sold by Defense Electronics & Services have particular commercial application, including night vision devices. In addition, Defense Electronics & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

     Funded order backlog for Defense Electronics & Services was $2.85 billion in 2002, compared with $2.58 billion in 2001 and $2.41 billion in 2000.

     The level of activity in Defense Electronics & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Electronics & Services, demand and budget availability for such products and services in areas other than defense, and other factors. See "-- COMPETITION."

     Defense Electronics & Services companies have an aggregate of approximately 9,700 employees and are present in 149 facilities in 21 countries.

  MOTION & FLOW CONTROL

     Motion & Flow Control, with sales and revenues of approximately $935.5 million,

$898.7 million and $888.9 million, for 2002, 2001 and 2000, respectively, comprises a group of units operating in the motion control and flow control market segments. Operations are located principally in North America and Europe, with sales in Latin America and Asia supported through joint ventures or distribution arrangements. Motion & Flow Control consists of Fluid Handling Systems, Galfer, Jabsco, Koni, Aerospace Controls, HydroAir, and Conoflow.

     ITT Fluid Handling Systems designs and produces engineered tubing systems and connectors for use in applications such as braking systems, fuel supply, and other fluid transfer applications in transportation or industrial uses. Fluid Handling Systems' principle customers are the major North American and European automotive makers, their key Tier 1 suppliers, and other similar customers. Ford, General Motors, and Daimlar Chrysler, with their respective affiliates, account for approximately 27%, 14%, and 10%, respectively, of the 2002 sales of this unit. Fluid Handling Systems also owns 50% of a joint venture with Sanoh Industrial Co. of Japan that supplies similar products to the major Japanese transplant manufacturers in the United States.

     Galfer designs and manufactures quality friction pads and backplates for braking applications on vehicles. From three facilities in Italy, Galfer services most European OEM auto makers and also operates a substantial facility for research and testing of new materials. Approximately 61% of Galfer's 2002 business is in aftermarket activity.

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

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2002     2001     2000
                               ----     ----     ----
Fluid Handling Systems.......   50%      49%      48%
Galfer.......................   17       16       16
Jabsco.......................   14       14       16
Koni.........................    8        9        9
Aerospace Controls...........    6        7        6
HydroAir.....................    4        4        4
Conoflow.....................    1        1        1
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     The level of activity for Motion & Flow Control depends upon economic conditions in the served markets, particularly the automotive, airplane, and marine and leisure markets. See "-- COMPETITION." Order backlog is not a significant factor in this segment.

     Motion & Flow Control companies have an aggregate of approximately 5,800 employees and have 36 facilities located in 10 countries.

  ELECTRONIC COMPONENTS

     Electronic Components, with sales and revenues of approximately $583.5 million, $647.0 million, $774.6 million, for 2002, 2001, and 2000, respectively, develops and manufactures connectors, interconnects, cable assemblies, switches, key pads, multi-function grips, panel switch assemblies, dome arrays, input/output (I/O) card kits, smart card systems, LAN components, high-speed/high-bandwidth network systems, and related services.

     Electronic Components consists of products and services for the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses.

     In the communications area, Electronic Components designs products and provides services specifically for today's transmission and networking industries. These products and services include connectors, interconnects, cable assemblies, keypads, switches, panel switch assemblies, I/O card kits, smart card systems, and LAN components, as well as high-speed/high-bandwidth network systems and services. They are used in wireless, carrier networks, enterprise networks, datacommunications, transmission, and switching applications.
     In the industrial area, Electronic Components' products are incorporated in various industrial equipment and control products, including DL zero insertion force connectors, cable assemblies, electromechanical switches, and device control interfaces. They are used in industrial controls, production equipment, and instrument applications. Medical applications include robotic surgical, ultrasound, and other diagnostic equipment.

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

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                      YEAR ENDED
                                     DECEMBER 31,
                                 --------------------
                                 2002    2001    2000
                                 ----    ----    ----
Communications.................   32%     36%     43%
Industrial.....................   23      19      16
Transportation.................   13      13      10
Military/Aerospace.............   13      12      11
Commercial Aircraft............    6       8       7
Computer.......................    7       6       7
Consumer.......................    6       6       6
                                 ---     ---     ---
                                 100%    100%    100%
                                 ===     ===     ===

     Order backlog for Electronic Components was $143.9 million in 2002 compared with $154.6 million in 2001 and $207.9 million in 2000.

     Electronic Components products are marketed primarily under the Cannon(R) brand name.

     The level of activity for Electronic Components is affected by overall economic conditions in the markets served and the competitive position with respect to price, quality, technical expertise, and customer service. See "-- COMPETITION."

     Electronic Components companies have an aggregate of approximately 10,600 employees and have 22 facilities located in 9 countries.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and see Note 23, "BUSINESS SEGMENT INFORMATION," in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further details with respect to business segments.

ACQUISITIONS, DIVESTITURES, RESTRUCTURING, AND RELATED MATTERS

     We have been involved in an ongoing program of acquiring businesses that provide a rational fit with businesses we presently conduct and divesting businesses that do not enhance that fit.

     During 2002, we acquired the business and assets of a number of companies for our Fluid Technology segment. These include the Pure Water division of Waterlink, Inc. which designs and manufactures commercial, industrial and municipal water purification systems. We also acquired the assets of PCI Membranes from Thames Water. PCI Membranes products add chlorination disinfection and membrane technology to Sanitaire's filtration and disinfection businesses. In the municipal and wastewater area, we purchased the business and assets of the

Royce Instrument Corporation relating to manufacture, monitoring and control instrumentation and sensors for municipal and industrial wastewater treatment. We also acquired the business and assets of Precision Stainless, Inc. which provides process vessels for biopharmaceutical companies and we purchased the business and assets of the Biopharm Manufacturing Division of Martin Petersen Company, Inc., a manufacturer of process systems for the biopharmaceutical industry. In wastewater applications, we acquired Svedala Robot B.V., a manufacturer of high quality submersible pumps and pump systems used in wastewater applications. We also acquired Flowtronex PSI Inc., a leading global manufacturer of modular pumping systems for golf courses and other turf irrigation, sports fields, municipal and commercial properties for our Fluid Technology segment.

     For Defense Electronics & Services, we acquired the business and assets of Xybion Electronic Systems (XES), a designer and manufacturer of intensified imaging systems, digital and complimentary metal-oxide semiconductor (CMOS) cameras on December 12, 2002 and during 2002 we sold a defense related joint venture

     On January 31, 2003 we acquired the VEAM/TEC division of Northrop Grumman's Component Technologies sector, which manufactures cylindrical, filter and fiber optic connectors for the military/aerospace, industrial, transit, entertainment and nuclear markets for our Electronics Components segment.

     During 2001, we acquired the business and assets of a number of companies for our Fluid Technology segment. These include Cotter Corporation, which manufactures modular processing systems and subsystems; the Water Systems Division of The Marley Company, which manufactures water pumping equipment; Production Castings Incorporated, American Alloy Products, Inc., Production Machine Inc., and Impeller Repair Services, Inc., these last four being in the business of producing pump parts and cast repair parts. Also for our Fluid Technology segment, during 2001, we purchased the stock of 1448170 Ontario Limited, which sells repair parts and repairs pumps, rotating equipment and other production and factory equipment. In 2001 we purchased the business and assets of BIW Connector Systems, LLC, a designer and manufacturer of power connectors for harsh environments, for our Electronic Components segment.

     During 2000, we acquired C&K Components, Inc., a designer and manufacturer of switches for the communications, computer, and electronic equipment markets. We also acquired the Man Machine Interface business of TRW, a manufacturer of multi-layer switch components and assemblies for the wireless mobile handset market. Both acquisitions are for our Electronic Components segment. In addition, we acquired the business of Aerotherm Corporation, a company that makes guidance systems for target missiles, and sold our GaAsTEK business, both with respect to our Defense Electronics & Services segment. In addition, we acquired the business of HydroAir International for our Motion & Flow Control segment.

     See Note 4, "RESTRUCTURING AND ASSET IMPAIRMENT CHARGES," in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS regarding restructuring matters. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- STATUS OF RESTRUCTURING ACTIVITIES."

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISKS AND UNCERTAINTIES -- SALES OF AUTOMOTIVE BUSINESSES" AND NOTE 5, "DISCONTINUED OPERATIONS," in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information regarding the resolution of certain disputes relating to the sales of automotive businesses during 1998 and further information regarding discontinued operations.

GEOGRAPHIC MARKETS

     The geographic sales base of Fluid Technology is broad. In 2002, approximately 56% of the sales and revenues of Fluid Technology was derived from North America, while approximately 30% was derived from Europe. The geographic sales mix differs among products and among divisions of Fluid Technology. Our management anticipates growth opportunities in Eastern Europe, Central Asia, Africa/Middle East, Latin America, and the Asia/Pacific region. In China, Fluid Technology has manufacturing and distribution facilities to produce and sell submersible pumps for the sewage handling and mining markets and a joint venture that produces vertical turbine pumps and includes a foundry operation. It also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

     The geographic sales base of Defense Electronics & Services is predominantly the United States, which accounted for approximately 77% of 2002 sales and revenues. Management of Defense Electronics & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

     The geographic sales base of Motion & Flow Control is predominantly in North America and Europe. In 2002, approximately 60% of sales and revenues of Motion & Flow Control were to customers in North America, and approximately 37% of sales were to customers in Europe. Management of ITT Industries sees growth opportunities in North America, Europe and Asia.

     The geographic sales base of Electronic Components in Europe accounted for 35% of 2002 sales and revenues, North America accounted for 39% of 2002 sales and revenues, and the Asia/Pacific region accounted for 24% of 2002 sales and revenues. Electronic Components has manufacturing facilities within North America, Europe, and the Asia/Pacific region. These operations supply connectors across a broad market spectrum, including carrier networks, wireless, transportation, military/aerospace, commercial aircraft, computer, industrial and consumer sectors.

     See Note 23, "BUSINESS SEGMENT INFORMATION," in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further geographical information concerning sales and revenues and long-lived assets.

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

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- MARKET RISK EXPOSURES" and Note 18, "FINANCIAL INSTRUMENTS," in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

ENVIRONMENTAL MATTERS

     We are subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the United States such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Environmental requirements are significant factors affecting all operations. Management believes that our companies closely monitor all of their respective environmental responsibilities, together with trends in environmental laws. We have established an internal program to assess compliance with applicable environmental requirements for all of our facilities, both domestic and overseas. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past several years we have conducted regular, thorough audits of our major operating facilities. As a result, management believes that our companies are in substantial compliance with current environmental regulations. Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial position, results of operations or cash flows. In addition, we have purchased insurance protection against certain unknown risks.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING

     Our businesses require substantial commitment of resources for research, development, and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Although most of our funds dedicated to research, development, and engineering activities are applied to areas of high technology, such as aerospace and applications involving electronic components, these activities are important in all of our business segments. Expenditures by ITT Industries for research, development, and engineering relating to our on-going lines of business totaled $519.1 million in 2002, $424.7 million in 2001 and $391.2 million in 2000. Of those amounts 78.0% in 2002, 76.4% in 2001 and 74.6% in 2000, was expended pursuant to customer contracts.

INTELLECTUAL PROPERTY

     While we own and control a number of patents, trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggre-gate, are of material importance to our business, management believes that our business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. We are licensed to use certain patents, technology, and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain patents, technology, and other intellectual property rights owned and controlled by us.

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

EMPLOYEES

     As of December 31, 2002, ITT Industries and its subsidiaries employed an aggregate of approximately 38,000 people. Of this number, approximately 17,961 are employees in the United States, of whom approximately 30% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

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

INTERNET ADDRESS AND INTERNET ACCESS TO CURRENT AND PERIODIC REPORTS

     ITT Industries' website address is http:/ /www.itt.com. ITT Industries makes available free of charge on or through http:/ /www.itt. com/
ir/secfilings  frameset.html our annual
report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC").
                            ------------------------

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS" for information regarding forward-looking statements and cautionary statements relating thereto.
                            ------------------------

ITEM 2.  PROPERTIES

     Our principal executive offices are in leased premises located in White Plains, NY. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. These properties are located in several states in the United States, as well as in numerous countries throughout the world. See "BUSINESS" for further information with respect to properties in each of our business segments, including the numbers of facilities and countries in which they are located. See also Note 15, "Leases and Rentals," in the Notes to Consolidated Financial Statements for further information.

ITEM 3.  LEGAL PROCEEDINGS

     ITT Industries and its subsidiaries are responsible, in whole or in part, or are alleged to be responsible for environmental investigation and remediation at approximately 104 sites in various countries. Of those sites, ITT Industries has received notice that it is considered a Potentially Responsible Party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. Other situations generally involve either actions brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to ITT Industries pursuant to contractual language, or situations discovered by ITT Industries through its internal environmental assessment program.

     In Glendale, California ITT Industries has been involved in an environmental proceeding relating to the San Fernando Valley aquifer. ITT Industries is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against ITT Industries and Lockheed Martin Corporation, United States
v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including ITT Industries and Lockheed Martin, reached a settlement, and a consent decree requiring the PRPs to perform additional remedial activities was entered in August 2000. Under the settlement, the PRPs including the Company, have constructed and are operating a water treatment system. The PRPs have agreed to operate the system for an additional 10 years.

     ITT operated a facility in Madison County Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has been investigating the site in coordination with state and federal environmental authorities. A remedy for the site has not yet been selected.

     ITT has been involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT, Higbie Manufacturing, prior to the time ITT acquired the company. ITT and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's.

     In a suit filed several years ago by ITT Industries in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, ITT Industries is seeking recovery of costs it had incurred in connection with its environmental liabilities including the three listed above. In April 1999, the California Superior Court granted partial summary judgment under California law, dismissing certain claims in the California action. The California Court of Appeals accepted ITT Industries' petition for review of the California Superior Court's order and, in March 2001, dismissed the petition without prejudice, allowing ITT Industries to reassert two of its arguments in the California Superior Court. ITT Industries presented those arguments to the Court and in January 2002, the Court dismissed a number of sites from the California case. ITT appealed and the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing claims where the costs incurred were due solely to administrative (versus judicial) actions. ITT Industries has negotiated settlements with certain defendant insurance companies, is engaged in negotiations with others, and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

     ITT and its subsidiary Goulds have been joined as defendants with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These actions against the Company have been managed by our historic product liability insurance carriers, and all claims, including all defense and settlement costs, have been covered by those same carriers. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that ITT companies were distributors for other manufacturers' products that may have contained asbestos.

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During the past 12 months, ITT and Goulds resolved approximately 800 cases through settlement or dismissal. The average amount of settlement per claim has been nominal.

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company et al. Superior Court, County of Los Angeles, CA, Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463, both of which commenced after December 31, 2002. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposures among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending for several years. The Company is continuing to receive insurance payments during the pendency of these actions. The Company does not believe that the existence or pendency of these actions will have any impact on the Company's consolidated financial position, results of operations, or cash flows.

     The Company has received notice of a suit filed in El Paso, Texas relating to its Gilfillian Division, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. The Company's insurer has accepted the defense of this matter.

     The Company has received notice of a product liability suit filed in Superior Court of New York, Danis v. Rule Industries et al., Sup. Ct. N.Y., C.A. No. 115975-02, seeking damages for injuries sustained in a boat explosion. The suit contains a number of causes of action against various defendants including the boat manufacturer, the marina operator, and individuals working at the marina. As to the Company, the Complaint alleges that a fume detector, manufactured by ITT's subsidiary Rule Industries, Inc. prior to the date the Company acquired Rule, malfunctioned. The Company's insurer has accepted the defense of this matter.

     The Company has received a Notice of Claim from Rayonier, Inc., a former subsidiary of the Company's predecessor ITT Corporation. This claim stems from the 1994 Distribution Agreement for the spinoff of Rayonier by ITT Corporation and seeks an allocation of proceeds from certain settlements in connection with the Company's environmental insurance recovery litigation. The parties are currently in negotiations.

     The Company and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to, environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos expo-sure, or other product liability related matters), employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

     Reference is made to "BUSINESS -- COMPANY HISTORY AND CERTAIN RELATIONSHIPS" for information concerning the allocation of certain liabilities among the parties to the Distribution Agreement.

Other Legal Proceedings

     In 2002, the SEC announced that it would review the annual reports on Form 10-K submitted by all Fortune 500 companies during the year. As a result, the Company's annual report on Form 10-K for the year ended December 31, 2001 was reviewed by the SEC and we received a comment letter from the SEC following its review. The comments in the SEC letter primarily focused on supplemental disclosure for items related to the divestiture of the majority of our automotive components business in 1998, an expanded discussion of restructuring activities, references to non-GAAP measures and further segmentation of revenues and working capital. The Company submitted detailed responses to the SEC's initial comment letter and two follow-up letters. Since submitting its last response on February 10, 2003, the Company has not received further comments from the SEC and it does not anticipate receiving any further comments.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided regarding the executive officers of ITT Industries:

                                                                                                                DATE OF
                                     AGE AT                                                   YEAR OF          ELECTION
                                   FEBRUARY 1,                                            INITIAL ELECTION    TO PRESENT
               NAME                   2003                      POSITION                   AS AN OFFICER      OFFICERSHIP
               ----                   ----                      --------                   -------------      -----------
David J. Anderson.................      53       Senior Vice President and Chief                1999           12/13/99
                                                 Financial Officer
Robert L. Ayers...................      57       Senior Vice President, ITT Industries;         1998            12/4/01
                                                   President, Fluid Technology
Henry J. Driesse..................      59       Senior Vice President, ITT Industries;         2000            12/4/01
                                                   President, Defense
Donald E. Foley...................      51       Senior Vice President, Treasurer and           1996            2/11/03
                                                   Director of Taxes
Scott A. Crum ....................      46       Senior Vice President and Director,            2002           10/29/02
                                                 Human Resources
Gerard Gendron....................      50       Senior Vice President, ITT Industries;         1998            12/4/01
                                                   President, Cannon Worldwide
Louis J. Giuliano.................      56       Chairman, President and Chief Executive        1988            2/24/01
                                                   Officer and Director
Martin Kamber.....................      54       Senior Vice President, Director of             1995           12/19/95
                                                   Corporate Development
Vincent A. Maffeo.................      52       Senior Vice President and General              1995           12/19/95
                                                 Counsel
Thomas R. Martin..................      49       Senior Vice President, Director of             1996             3/9/99
                                                 Corporate Relations
Brenda L. Reichelderfer...........      44       Senior Vice President, ITT Industries;         2002             1/1/02
                                                   President, Motion & Flow Control
Edward W. Williams................      64       Senior Vice President and Corporate            1998            12/4/01
                                                   Controller

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries bearing at least sub-stantially the same responsibilities as those borne in their present offices, except that (i) Mr. Anderson, prior to his election as Senior Vice President and Chief Financial Officer (1999), was Senior Vice President and Chief Financial Officer of Newport News Shipbuilding (1996); (ii) Mr. Ayers, prior to his election as Senior Vice President (2001), was Vice President (1998) and President of Fluid Technology (1999), and, prior to that, was President of Sulzer Bingham Pumps Inc. (1990); (iii) Mr. Crum, prior to his election as Senior Vice President (2002) was Corporate Vice President, Motorola Corporation Broadband Communications Sector (2000) and Senior Vice President for Administration and Employee Resources at General Instrument Corporation (1997);
(iv) Mr. Driesse, prior to his election as Senior Vice President (2001), was Vice President and President of Defense (2000), and, prior to that, was President of ITT Avionics (1991); (v) Mr. Foley, prior to his election as Senior Vice President, (2003), was Vice President, Treasurer, Director of Taxes. Mr. Foley was elected Vice President and Treasurer in 1996, and was named to the position of Director of Taxes in 2001; (vi) Mr. Gendron, prior to his election as Senior Vice President (2001), was Vice President (1998), and President of Cannon Worldwide (1997); (viii) Mr. Giuliano, prior to his election as Chairman, President, Chief Executive Officer and Director (2001), was President and Chief Operating Officer (1998), and, prior to that, was Senior Vice President (1995);
(ix) Mr. Martin, prior to his election as Senior Vice President, Director of Corporate Relations (1999), was Vice President, Director of Corporate Relations
(1996); (x) Ms. Reichelderfer, prior to her election as Senior Vice President and President of Motion & Flow Control (2002), was Vice President and President Motion & Flow Control and held other executive positions with ITT Industries; and (xi) Mr. Williams, prior to his election as Senior Vice President (2001), was Vice President and Corporate Controller (1998), and, prior to that, was Vice President and Controller of our Defense & Electronics business.

                                    PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                    2002                2001
                                                              ----------------    ----------------
                                                               HIGH      LOW       HIGH      LOW
                                                              ------    ------    ------    ------
                                                                           IN DOLLARS
Three Months Ended
  March 31................................................    $64.50    $45.80    $44.25    $35.55
  June 30.................................................    $70.85    $62.40    $49.00     37.95
  September 30............................................    $70.46    $53.91    $46.20     42.00
  December 31.............................................    $66.38    $56.90    $52.00     43.19

     The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "ITT"). During the period from January 1, 2003 through February 28, 2003, the high and low reported market prices of our common stock were $62.09 and $54.11, respectively.

     We declared dividends of $.15 per share of common stock in each of the four quarters of 2001 and 2002. In the first quarter of 2003, we declared a dividend of $.16 per share.

     Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

     There were approximately 33,243 holders of record of our common stock on February 28, 2003.

     ITT Industries common stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA

                                                             2002        2001        2000        1999        1998
                                                           --------    --------    --------    --------    --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS AND POSITION
Sales and revenues.......................................  $4,985.3    $4,675.7    $4,829.4    $4,632.2    $4,492.7
Operating income (loss)(a)...............................     537.6       396.8       493.1       415.2       (74.6)
Income (loss) from continuing operations(a)..............     379.9       216.7       264.5       232.9       (97.6)
Net income...............................................     379.9       276.7       264.5       232.9     1,532.5
Additions to plant, property and equipment...............     153.2       174.0       180.6       227.9       212.9
Depreciation and amortization............................     171.4       212.9       201.8       181.1       195.6
Total assets.............................................   5,389.6     4,508.4     4,611.4     4,459.6     4,978.6
Long-term debt...........................................     492.2       456.4       408.4       478.8       515.5
Total debt...............................................     791.8       973.4     1,038.3     1,088.1       767.1
Cash dividends declared per common share.................      0.60        0.60        0.60        0.60        0.60
EARNINGS PER SHARE
Income from continuing operations
  Basic..................................................  $   4.17    $   2.46    $   3.01    $   2.61    $  (0.86)
  Diluted................................................  $   4.06    $   2.39    $   2.94    $   2.53    $  (0.86)
Net income
  Basic..................................................  $   4.17    $   3.14    $   3.01    $   2.61    $  13.55
  Diluted................................................  $   4.06    $   3.05    $   2.94    $   2.53    $  13.55
                                                           --------    --------    --------    --------    --------
PRO FORMA RESULTS
Reported net income......................................  $  379.9    $  276.7    $  264.5    $  232.9    $1,532.5
  Add back goodwill amortization net of tax..............        --        35.9        31.4        24.1        21.3
                                                           --------    --------    --------    --------    --------
  Adjusted net income....................................  $  379.9    $  312.6    $  295.9    $  257.0    $1,553.8
                                                           ========    ========    ========    ========    ========
  Adjusted basic earnings per share......................  $   4.17    $   3.55    $   3.37    $   2.88    $  13.74
  Adjusted diluted earnings per share....................  $   4.06    $   3.45    $   3.29    $   2.79    $  13.74

------------
(a) Operating income (loss) and income (loss) from continuing operations in 2002, 2001, 1999 and 1998 includes income (expense) of $3.5, $(97.7), $4.6 and $(399.4) pretax, respectively, or $2.4, $(63.5), $2.9 and $(243.6), after-tax, respectively, for restructuring and asset impairment charges. See
    Note 4 "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on these topics.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                DEFENSE     MOTION                  CORPORATE,
                                   FLUID      ELECTRONICS   & FLOW    ELECTRONIC   ELIMINATIONS
                                 TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     & OTHER       TOTAL
                                 ----------   -----------   -------   ----------   ------------   --------
                                                               (IN MILLIONS)
2002
Sales and revenues.............   $1,956.3     $1,513.9     $935.5      $583.5        $(3.9)      $4,985.3
Cost of sales and revenues.....    1,283.9        846.5      692.8       393.6         (4.9)       3,211.9
Selling, general and
  administrative expenses......      372.9         99.7       86.1        99.4         62.1          720.2
Research, development and
  engineering expenses.........       43.5        414.7       32.7        28.2           --          519.1
Reversal of restructuring
  charge.......................       (1.5)        (1.0)      (1.5)       (8.7)        (0.4)         (13.1)
2002 restructuring charge......        6.0           --        3.0         0.6           --            9.6
                                  --------     --------     ------      ------        -----       --------
Total costs and expenses.......    1,704.8      1,359.9      813.1       513.1         56.8        4,447.7
                                  --------     --------     ------      ------        -----       --------
Operating income (loss)........      251.5        154.0      122.4        70.4        (60.7)         537.6
Interest expense, net..........                                                                       32.4
Miscellaneous (income)
  expense......................                                                                       (3.6)
                                                                                                  --------
Income from continuing
  operations before income tax
  expense......................                                                                      508.8
Income tax expense.............                                                                      128.9
                                                                                                  --------
Net Income.....................                                                                   $  379.9
                                                                                                  ========

                                                DEFENSE     MOTION                  CORPORATE,
                                   FLUID      ELECTRONICS   & FLOW    ELECTRONIC   ELIMINATIONS
                                 TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     & OTHER       TOTAL
                                 ----------   -----------   -------   ----------   ------------   --------
                                                               (IN MILLIONS)
2001
Sales and revenues.............   $1,829.7     $1,304.8     $898.7      $647.0        $(4.5)      $4,675.7
Cost of sales and revenues.....    1,201.3        746.7      666.3       435.4         (5.2)       3,044.5
Selling, general and
  administrative expenses......      352.6         98.1       81.2        87.6         51.8          671.3
Research, development and
  engineering expenses.........       39.2        327.9       29.0        28.6           --          424.7
Restructuring and asset
  impairment charges...........       16.0           --        8.1        69.6          4.0           97.7
                                  --------     --------     ------      ------        -----       --------
Total costs and expenses*......    1,609.1      1,172.7      784.6       621.2         50.6        4,238.2
                                  --------     --------     ------      ------        -----       --------
Operating income (loss):
  Before goodwill amortization
    expense....................      220.6        132.1      114.1        25.8        (55.1)         437.5
  Goodwill amortization
    expense....................       18.2          8.5        4.5         9.5           --           40.7
                                  --------     --------     ------      ------        -----       --------
  Operating income (loss)......      202.4        123.6      109.6        16.3        (55.1)         396.8
Interest expense, net..........                                                                       62.0
Miscellaneous (income)
  expense......................                                                                        1.4
                                                                                                  --------
Income from continuing
  operations before income tax
  expense......................                                                                      333.4
Income tax expense.............                                                                      116.7
                                                                                                  --------
Income from continuing
  operations...................                                                                      216.7
Income from discontinued
  operations...................                                                                      (60.0)
                                                                                                  --------
Net Income.....................                                                                   $  276.7
                                                                                                  ========
2000
Sales and revenues.............   $1,834.2     $1,334.6     $888.9      $774.6        $(2.9)      $4,829.4
Cost of sales and revenues.....    1,202.9        821.9      654.2       521.7         (5.4)       3,195.3
Selling, general and
  administrative expenses......      363.8         92.0       79.1       122.5         56.2          713.6
Research, development and
  engineering expenses.........       43.5        294.9       26.3        26.5           --          391.2
                                  --------     --------     ------      ------        -----       --------
Total costs and expenses*......    1,610.2      1,208.8      759.6       670.7         50.8        4,300.1
                                  --------     --------     ------      ------        -----       --------
Operating income (loss):
  Before goodwill amortization
    expense....................      224.0        125.8      129.3       103.9        (53.7)         529.3
  Goodwill amortization
    expense....................       17.8          8.5        5.0         4.9           --           36.2
                                  --------     --------     ------      ------        -----       --------
Operating income (loss)........      206.2        117.3      124.3        99.0        (53.7)         493.1
Interest expense, net..........                                                                       75.2
Miscellaneous (income)
  expense......................                                                                       (2.0)
                                                                                                  --------
Income from continuing
  operations before income tax
  expense......................                                                                      419.9
Income tax expense.............                                                                      155.4
                                                                                                  --------
Net Income.....................                                                                   $  264.5
                                                                                                  ========

---------------

* The Company adopted Statement of Financial Accounting Standards No. 142 and discontinued the amortization of goodwill as of January 1, 2002 (see Footnote 2, "Changes in Accounting Pronouncements," for further detail). Total costs and expenses for 2001 and 2000 exclude goodwill amortization expense for comparative purposes.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001:

     Sales and revenues in 2002 were $4.99 billion, an increase of $309.6 million, or 6.6%, from 2001. Cost of sales and revenues for the year ended December 31, 2002 increased $167.4, or 5.5% from 2001. The increases were primarily attributable to increased sales in the Defense Electronics & Services, Fluid Technology, and Motion & Flow Control segments partially offset by volume declines in the Electronic Components segment.

     Selling, general and administrative ("SG&A") expenses in 2002 were $720.2 million, an increase of $48.9 million, or 7.3%, from 2001. The increase was primarily attributable to increased marketing expenses in the Fluid Technology segment and costs associated with process improvement initiatives, increased information technology spending and increased other administrative expenses across all businesses.

     Research, development and engineering ("RD&E") expenses increased $94.4 million, or 22.2% in 2002 compared to 2001, primarily due to increased spending in the Defense Electronics & Services segment.

     During 2002 management conducted quarterly progress reviews of the Company's remaining restructuring actions and determined that $13.1 million of planned cash expenditures would not be incurred. Accordingly, $13.1 million of restructuring accruals, primarily relating to the 2001 Restructuring Plan, were reversed into income. Also, during the fourth quarter of 2002, the Company recorded a restructuring charge of $9.6 million related to the termination of 292 persons and the closure of two facilities. During 2001 the Company recorded a $97.7 million restructuring and asset impairment charge to reduce structural costs and improve profitability. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information regarding these matters.

     Operating income of $537.6 million in 2002 was $140.8 million, or 35.5%, higher than the prior year (excluding goodwill amortization expense the increase was $100.1 million, or 22.9%). Operating margin of 10.8%, was 230 basis points higher than the margin for 2001 (approximately 140 basis points higher than 2001, excluding goodwill amortization expense). Excluding goodwill amortization expense, the increases were primarily due to the $97.7 million restructuring and asset impairment charge recorded in 2001 and increased segment volume, these items partially offset by lower operating margins in the Electronic Components segment, reflecting higher SG&A expenses. Increased corporate expenditures reflecting the cost of process improvement initiatives, increased information technology spending, and increased administrative expenses, also offset the improved margin.

     Interest expense of $32.4 million (net of interest income of $11.0 million) decreased $29.6 million from 2001 primarily due to a favorable change in average interest rates and lower average debt levels as a result of increased cash from operations.

     The effective income tax rate for 2002 was 25.3% compared to 35.0% for 2001. The decrease in the 2002 effective tax rate is due to approximately $31 million of tax gains related to a capital loss carryback and the benefit of several foreign tax planning initiatives initiated in 2002 and 2001 to reduce the structural rate. The elimination of goodwill expense, pursuant to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") also contributed to the decline in the effective tax rate.

     Income from continuing operations in 2002 was $379.9 million, or $4.06 per diluted share, compared to $216.7 million, or $2.39 per diluted share. The increase was due to higher operating income and lower interest expense. These items were partially offset by higher income tax expense.

     During the fourth quarter of 2001, the Company reassessed accruals for discontinued operations, determined that activities related to those accruals would be completed for $60.0 million less than originally estimated and reversed the related accruals into income. The excess was primarily related to favorable foreign tax rulings. See the section entitled "Discontinued Operations" and Note 5, "Discontinued Operations," in the Notes to Consolidated Financial Statements for additional information.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000:

     Sales and revenues in 2001 were $4.68 billion, a decrease of $153.7 million, or 3.2%, from 2000. Cost of sales and revenues for the year ended December 31, 2001 decreased $150.8 million, or 4.7% from 2000. The decreases were primarily attributable to the downturn in the communications and industrial connectors markets of Electronic Components and the scheduled wind down of certain Defense Electronics & Services contracts. These declines were partially offset by new contract revenue at Defense Electronics & Services and revenues from acquisitions made in 2000.

     SG&A expenses in 2001 were $671.3 million, a decrease of $42.3 million, or 5.9%, from 2000. The decrease is primarily attributable to lower marketing expenses at Fluid Technology and Electronic Components and reduced administrative expenses at Electronic Components. RD&E expenses increased $33.5 million, or 8.6%, in 2001 compared to 2000, primarily due to increased spending in the Defense Electronics & Services segment.

     In December 2001, the Company announced a restructuring program to reduce structural costs and improve profitability. Accordingly, a charge of $83.3 million was recorded. In addition, based on a review of long lived assets in the Electronic Components segment, the Company recorded an impairment charge of $14.4 million. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on these topics. There were no restructuring or asset impairment charges recorded in 2000.

     Operating income of $396.8 million in 2001 was $96.3 million, or 19.5%, lower than the prior year due to the $97.7 million restructuring and asset impairment charges taken in 2001. Operating margin of 8.5%, was approximately 170 basis points lower than the margin for 2000. The decrease is primarily due to the above mentioned restructuring and asset impairment charges and lower sales volume. These items were partially offset by cost reduction efforts related to non-production purchases and savings from headcount reductions, primarily reflecting normal employee attrition. Improved product mix also partially offset the decline.

     Interest expense of $62.0 million (net of interest income of $6.8 million) decreased $13.2 million from 2000 due to a favorable change in average interest rates and increased cash from operations, partially offset by higher average debt in the first half of 2001 associated with several acquisitions made in 2000.

     The effective income tax rate for 2001 was 35.0% compared to 37.0% for 2000. The decrease in the 2001 effective tax rate was due to several initiatives taken in 2001 and 2000 to reduce the structural rate.

     Income from continuing operations in 2001 was $216.7 million or $2.39 per diluted share compared to $264.5 million, or $2.94 per diluted share. The decrease in net income, was primarily due to restructuring and asset impairment charges discussed above, partially offset by a decrease in interest expense and the lower effective tax rate.

     During the fourth quarter of 2001, the Company reassessed accruals for discontinued operations, determined that activities related to those accruals would be completed for $60.0 million less than originally estimated and reversed the related accruals into income. The excess was primarily related to favorable foreign tax rulings. See the section entitled "Discontinued Operations" and Note 5, "Discontinued Operations," in the Notes to Consolidated Financial Statements for additional information.

BUSINESS SEGMENT INFORMATION

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001:

     Fluid Technology sales and revenues of $1.96 billion increased $126.6 million, or 6.9%, from 2001. Cost of sales and revenues increased $82.6 million, or 6.9%. The increases reflect increased volume in the Water/Wastewater and Engineered Process Solutions Group businesses, and the contribution of 2002 acquisitions, partially offset by volume declines in the Industrial Pump business. SG&A expenses increased $20.3 million, or 5.8%, during 2002 primarily due to increased marketing costs. During 2002, management conducted quarterly progress reviews of the remaining restructuring actions and reversed $1.5 million of the segment's restructuring accruals that were deemed unnecessary. Additionally, during the fourth quarter of 2002, the Fluid Technology segment recorded a restructuring charge of $6.0 million, primarily for the reduction of 147 employees and the closure of one facility. During the fourth quarter of 2001, the segment recorded a $16.0 million restructuring charge. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on this topic. Operating income, excluding goodwill amortization expense increased $30.9 million, or 14.0%, due to the factors discussed above.

     Defense Electronics & Services sales and revenues of $1.51 billion increased $209.1 million, or 16.0%, compared to 2001. Cost of sales and revenues increased $99.8 million, or 13.4% from 2001. The increases were primarily attributable to increased volume across all businesses. SG&A expenses were flat with prior year. RD&E costs increased $86.8 million, or 26.5%, in 2002 due to the fulfillment of increased expenditures related to customer contracts across all businesses. During the fourth quarter of 2002, management reviewed the remaining restructuring actions and reversed $1.0 million of the segment's restructuring accruals that were deemed unnecessary. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on this topic. Operating income for 2002 was $21.9 million, or 16.6%, greater than 2001 operating income, excluding goodwill amortization, due to the factors mentioned above. The Defense Electronics & Services segment's total backlog was $2.8 billion and $2.6 billion at December 31, 2002 and 2001, respectively. The Company generally records new contract awards into backlog when funding has been authorized and appropriated by the customer. Management utilizes the backlog measurement when analyzing the operations of the Defense Electronics & Services segment and believes that it is a good indicator of the future performance of our defense businesses.

     Motion & Flow Control recorded sales and revenues of $935.5 million and cost of sales and revenues of $692.8 million for the year, representing increases of $36.8 million, or 4.1%, and $26.5 million, or 4.0%, respectively, over 2001. The increases were primarily due to increased volume in the automotive fluid handling systems business due to higher North American build rates in 2002, market share gains in the friction materials business and market growth in the leisure marine business, partially offset by declines at Aerospace Controls. SG&A expenses increased $4.9 million, or 6.0%, due to higher marketing expense and fixed asset losses during 2002, partially offset by decreased administrative expenses. During the second half of 2002, management reviewed the remaining restructuring actions and reversed $1.5 million of the segment's restructuring accruals that were deemed unnecessary. Additionally, during the fourth quarter of 2002, the Motion & Flow Control segment recorded a restructuring charge of $3.0 million, primarily for the reduction of 140 employees, the closure of one facility, and the consolidation of selected functions. During the fourth quarter of 2001, the segment recorded a restructuring charge of $8.1 million. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on this topic. Excluding goodwill amortization expense, operating income of $122.4 million increased $8.3 million, or 7.3%, from 2001 due to the above mentioned factors.

     Electronic Components sales and revenues and cost of sales and revenues declined $63.5 million, or 9.8%, and $41.8 million, or 9.6%, respectively, from 2001. The declines reflect general softness in all of the segment's markets. SG&A expenses increased $11.8 million, or 13.5%, during 2002 due to increased general and administrative costs. During the second half of 2002, management reviewed the remaining restructuring actions and reversed $8.7 million of the segment's restructuring accruals that related to favorable completion of planned actions and the determination that certain planned actions were not economically feasible. Additionally, during the fourth quarter of 2002, the segment recorded a restructuring charge of $0.6 million. During 2001, the Company recorded restructuring and asset impairment charges of $55.2 million and $14.4 million, respectively. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on these topics. Excluding goodwill amortization expense, operating income of $70.4 million was up $44.6 million from 2001 due to the above mentioned factors.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000:

     Fluid Technology sales and revenues of $1.83 billion declined $4.5 million, or 0.2%, from 2000. Cost of sales and revenues declined $1.6 million, or 0.1%. The decreases reflect the impact of foreign currency translation and continued weakness in the industrial pump markets partially offset by higher volume within the water and wastewater markets. SG&A expenses decreased $11.2 million, or 3.1%, during 2001 due to cost reduction initiatives, and lower marketing expense. Additionally, during the fourth quarter of 2001, the Fluid Technology segment recorded a restructuring charge of $16.0 million. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on this topic. Operating income decreased $3.8 million, or 1.8%, due to the factors discussed above.

     Defense Electronics & Services sales and revenues of $1.30 billion decreased $29.8 million, or 2.2%, compared to 2000. The decline was primarily due to the scheduled wind down of certain large contracts partially offset by the contribution of new contract revenue. Cost of sales and revenues decreased $75.2 million, or 9.1%, from 2000 due to lower sales volume, improved margins on certain mature contracts and higher profitability on new contracts. SG&A expenses of $98.1 million increased $6.1 million, or 6.6% due to higher administrative costs. RD&E costs increased $33.0 million, or 11.2%, in 2001 due to increased spending in most businesses. Operating income for 2001 was $6.3 million, or 5.4%, greater than 2000 operating income due to the factors mentioned above. The Defense Electronics & Services segment's total backlog was $2.6 billion and $2.4 billion at December 31, 2001 and 2000, respectively. The Company generally records new contract awards into backlog when funding has been authorized and appropriated by the customer. Management utilizes the backlog measurement when analyzing the operations of the Defense Electronics & Services segment and believes that it is a good indicator of the future performance of our defense businesses.

     Motion & Flow Control recorded sales and revenues of $898.7 million in 2001, representing an increase of $9.8 million, or 1.1%, over 2000. The increase is due to automotive market share gains in Europe and North America and sales growth in the Aerospace Controls business partially offset by softness in the leisure marine market, the impact of the decline in North American automotive build rates and the impact of foreign currency translation. During 2001, cost of sales and revenues increased $12.1 million, or 1.8%, due to increased volume and start-up costs associated with new European programs at Fluid Handling Systems partially offset by process improvements at North American Fluid Handling Systems. SG&A expenses increased $2.1 million, or 2.7%, due to increased administrative expenses. During 2001, the segment recorded an $8.1 million restructuring charge. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on this topic. Operating income of $109.6 million declined $14.7 million, or 11.8%, from 2000 due to the above mentioned factors.

     Electronic Components sales and revenues were $647.0 million in 2001, representing a decrease of $127.6 million, or 16.5%, from 2000. The decrease reflects a downturn in the communications and industrial markets and the negative impact of foreign currency translation partially offset by revenues from acquisitions made in 2000 (which combined added approximately $64 million of incremental sales). Cost of sales and revenues decreased $86.3 million, or 16.5%, during 2001 due to lower sales volume. SG&A expenses declined $34.9 million, or 28.5%, during 2001 due to cost reduction actions and headcount reductions resulting from normal employee attrition. RD&E expenses of $28.6 million in 2001 increased $2.1 million, or 7.9% due to increased spending. Also, during 2001, the Company recorded restructuring and asset impairment charges of $55.2 million and $14.4 million, respectively. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on these topics. Operating income of $16.3 million was down $82.7 million, or 83.5%, from 2000 due to the above mentioned factors.

                            STATUS OF RESTRUCTURING
                             AND ASSET IMPAIRMENTS

2002 RESTRUCTURING ACTIVITIES
     During the fourth quarter of 2002 the Company recorded a $9.6 million restructuring charge primarily for the closure of two facilities and the severance of 292 persons. Severance of $8.5 million represents a majority of the charge and lease payments and other costs represent the remainder.

     Listed below, by business segment, is background information on the 2002 restructuring plan (in millions).

                                     CASH CHARGES
                       ----------------------------------------
                                      LEASE
                                    PAYMENTS/
                       SEVERANCE   TERMINATIONS   OTHER   TOTAL
                       ---------   ------------   -----   -----
Fluid Technology.....    $5.4          $0.4       $0.2    $6.0
Motion & Flow
  Control............     2.5             -        0.5     3.0
Electronic
  Components.........     0.6             -          -     0.6
                         ----          ----       ----    ----
Total 2002 Charges...    $8.5          $0.4       $0.7    $9.6
                         ====          ====       ====    ====

     The actions within the Fluid Technology segment represent a reduction of its cost structure that management deemed necessary in response to continued weakness within certain of the segment's markets. Planned measures include the closure of one facility in Fairfield, N.J. and the termination of 147 persons, comprised of 78 office workers, 65 factory workers and four management employees.

     The restructuring plan within the Motion & Flow Control segment was driven by the anticipated loss of certain platforms in the automotive fluid handling systems business during 2003 and the resulting excess capacity. Planned actions include the closure of one facility in Rochester, N.Y., the consolidation of manufacturing and administrative processes, and the termination of 140 employees, comprised of 40 office workers, 97 factory workers and three management employees.

     The actions within the Electronic Components segment represent cost control actions required by continuing difficult market conditions. These actions include the termination of five employees, comprised of three office workers and two management employees.

     The following table displays a rollforward of the restructuring accruals for the 2002 restructuring program (in millions):

                                    CASH CHARGES
                       ---------------------------------------
                                      LEASE
                       SEVERANCE   COMMITMENTS   OTHER   TOTAL
                       ---------   -----------   -----   -----
Establishment of 2002
  Plan...............    $ 8.5        $0.4       $0.7    $ 9.6
Payments.............     (0.9)         --         --     (0.9)
                         -----        ----       ----    -----
Balance December 31,
  2002...............    $ 7.6        $0.4       $0.7    $ 8.7
                         =====        ====       ====    =====

     As of December 31, 2002, remaining actions under restructuring activities announced during 2002 were to close two facilities, and reduce headcount by 232 persons. All of the actions contemplated by the 2002 restructuring program will be completed in 2003. Some severance run-off payments will occur in 2004 and closed facility costs will continue through 2007. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the 2002 restructuring plan are approximately $7 million in 2003 and approximately $46 million between 2004 and 2007. The savings represents lower salary and wage expenditures and decreased facility operating costs. The impact will be reflected in cost of sales and revenues and selling, general and administrative expenses.

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

                                                         CASH CHARGES
                                               --------------------------------
                                                              LEASE
                                                            PAYMENTS/                ASSET
                                               SEVERANCE   TERMINATIONS   OTHER   IMPAIRMENTS   TOTAL
                                               ---------   ------------   -----   -----------   -----
Electronic Components........................    $33.0         $1.5       $2.5       $18.2      $55.2
Fluid Technology.............................     10.5          1.8        0.8         2.9       16.0
Motion & Flow Control........................      4.9          2.1        0.3         0.8        8.1
Corporate and Other..........................      3.5            -        0.1         0.4        4.0
                                                 -----         ----       ----       -----      -----
Total 2001 Charges...........................    $51.9         $5.4       $3.7       $22.3      $83.3
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

     The combination of the downturn in these markets and the businesses acquired in 2000 and late 1999 resulted in excess capacity and prompted management to seek opportunities to reduce costs. As a result of this review, management decided to consolidate manufacturing functions as well as other administrative tasks throughout the segment. These planned actions included the outsourcing of production operations from Weinstadt, Germany to third party suppliers in Poland and Hungary, the transfer of ten product lines from five locations in North America and Europe (Loveland, Colorado; Santa Ana, California; Weinstadt, Germany; Basingstoke, UK; and Dole, France) to two locations in China (Shenzhen and Tianjin), the consolidation of European administrative functions, the transfer of production operations from Santa Ana, California to Nogales, Mexico, the closure of manufacturing facilities in Eden Prairie, Minnesota and Watertown, Massachusetts and other smaller actions consisting primarily of the elimination of administrative functions. In addition, management also decided to discontinue 21 older connector and switch products. Revenue in 2001 from these products totaled $29.3 million.

     The above planned actions included the termination of 2,753 persons, comprised of 2,395 factory workers, 348 office workers and 10 management employees, and resulted in a cash charge of $37.0 million (which included $33.0 million for severance) and an asset impairment charge of $18.2 million (primarily for machinery and equipment that will be disposed of as a result of the restructuring activities).

     Actions within the Fluid Technology segment, the Motion & Flow Control segment and Corporate Headquarters were identified as cost improvement opportunities. Processes and functions were identified that could be outsourced, performed at other existing facilities, or eliminated as redundant. These measures were prompted primarily by management's efforts to reduce costs and their projections of no recovery in the Industrial Pumps businesses and anticipated declines in worldwide automotive build rates.

     The planned actions within the Fluid Technology segment included the outsourcing of manufacturing functions in City of Industry, California, Seneca Falls, New York and Ashland, Pennsylvania to third party suppliers in the United States, Mexico and China, the consolidation of tasks throughout the segment and the closure of a foundry in Nanjing, China. These actions incorporated the termination of 436 persons, comprised of 236 factory workers, 189 office workers and 11 management employees, and resulted in a cash charge of $13.1 million (which included $10.5 million for severance) and asset impairment charges of $2.9 million (primarily for machinery and equipment that was scrapped).

     The planned actions in the Motion & Flow Control segment included the closure of a manufacturing facility in Costa Mesa, California, where the operations were to be consolidated into three existing facilities, the closure of a manufacturing facility in Saffron Walden, England, where the operations were to be consolidated into a facility in Denmark, the closure of a sales office in Germany and the consolidation of other administrative tasks. These actions included the projected termination of 183 persons comprised of 144 factory workers, 28 office workers and 11 management employees and resulted in a cash charge of $7.3 million (which included $4.9 million for severance) and asset impairment charges of $0.8 million (primarily for machinery and equipment that was discarded).

     The planned actions at the Company's corporate headquarters and other shared service facilities consisted of the consolidation of administrative tasks which included the termination of 28 persons comprised of 26 office workers and two management employees and resulted in a cash charge of $3.6 million (which included $3.5 million for severance) and an asset impairment charge of $0.4 million.

     During 2002 and 2001 the Company funded restructuring activities with cash from operations. The Company plans to fund future cash requirements for restructuring activities with cash from operations, supplemented, as required, by commercial paper borrowings.

     The following table displays a rollforward of the restructuring accruals for the 2001 restructuring program (in millions):

                                                  CASH CHARGES
                                         -------------------------------
                                                        LEASE                 ASSET
                                         SEVERANCE   COMMITMENTS   OTHER   IMPAIRMENTS   TOTAL
                                         ---------   -----------   -----   -----------   ------
Establishment of 2001 Plan.............   $ 51.9        $ 5.4      $ 3.7     $ 22.3      $ 83.3
Payments...............................    (11.5)           -       (0.1)         -       (11.6)
Asset Write-Offs.......................        -            -          -      (22.3)      (22.3)
                                          ------        -----      -----     ------      ------
Balance December 31, 2001..............   $ 40.4        $ 5.4      $ 3.6     $    -      $ 49.4
                                          ------        -----      -----     ------      ------
Payments and other.....................    (26.7)        (2.9)      (0.4)         -       (30.0)
Reversals..............................     (8.7)        (1.2)      (1.9)         -       (11.8)
                                          ------        -----      -----     ------      ------
Balance December 31, 2002..............   $  5.0        $ 1.3      $ 1.3     $    -      $  7.6
                                          ======        =====      =====     ======      ======

     During the third and fourth quarters of 2002, $1.7 million and $10.1 million of restructuring accruals were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions, respectively. The reversals primarily reflect less than anticipated severance costs on completed actions at each of the segments, the decision not to transfer five product lines (from Santa Ana, California; Weinstadt, Germany; Dole, France, and Basingstoke, UK, to Shenzhen and Tianjin, China), as supply chain issues eliminated the financial viability of the transfers, and the decision to continue partial operations at one of the Electronic Component's facilities. In addition, management determined that one facility within the Fluid Technology segment would remain operational as a suitable outsource supplier could not be identified.

     During 2002, the Company reduced headcount by 855 persons and closed three facilities. As of December 31, 2002, remaining actions under the 2001 restructuring program include the closure of one facility and the termination of 24 persons. Severance run-off payments will occur in 2003 and closed facility expenditures will continue to be incurred through 2004. Revised future cash and non-cash savings are projected to be approximately $281 million and $25 million, respectively, for the period from 2003 to 2006.

OTHER ASSET IMPAIRMENTS

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

SUMMARY OF 2001 RESTRUCTURING ACTIVITIES AND OTHER ASSET IMPAIRMENTS

     The total impact of the restructuring initiative and the asset impairment review was a charge of $97.7 million, or $63.5 million after-tax recorded in 2001. The revised projected aggregate future cash and non-cash savings of the above mentioned actions are approximately $281 million and $25 million, respectively, for the period from 2003 to 2006. These figures include total savings of $78.6 million in 2003. The savings will be reflected primarily in cost of sales and revenues and selling, general and administrative expenses. Actual savings approximated plan in 2002. During the second half of 2002 management reviewed the progress of the Company's remaining restructuring actions and determined that $11.8 million of cash expenditures would not be incurred. Accordingly, $11.8 million of restructuring accruals relating to the 2001 Restructuring Plan were reversed into the restructuring and asset impairments line of the Consolidated Income Statements.
     In connection with the restructuring activities and the asset impairment charge, the Company identified assets with a total book value of $26.2 million, primarily machinery and equipment, for disposal. The Electronic Components segment identified $22.0 million, the Fluid Technology segment identified $3.4 million and the Motion & Flow Control segment identified $0.8 million for disposal. All assets will be disposed of by the end of 2003.

1999 RESTRUCTURING ACTIVITIES

     In the fourth quarter of 1999, the Company recorded $20.2 million of charges related to restructuring activities, primarily for the closure of four facilities and severance of 324 persons. Listed below, by business segment, is background information on the 1999 restructuring plan (in millions).

                                                     CASH CHARGES
                                           --------------------------------
                                                          LEASE
                                                        PAYMENTS/                ASSET
                                           SEVERANCE   TERMINATIONS   OTHER   IMPAIRMENTS   TOTAL
                                           ---------   ------------   -----   -----------   -----
Fluid Technology.........................    $ 5.1         $0.6       $1.2       $3.2       $10.1
Electronic Components....................      5.4            -        0.3        1.1         6.8
Defense Electronics & Services...........      0.3            -          -          -         0.3
Motion & Flow Control....................      1.3          0.2        0.4        1.1         3.0
                                             -----         ----       ----       ----       -----
Total 1999 Charges.......................    $12.1         $0.8       $1.9       $5.4       $20.2
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

     In the Electronic Components segment, a facility was closed in Meaux, France with the operations consolidated into existing facilities or outsourced. The closure decision was based on sales declines of two of the major products manufactured at the facility and management's determination that it would be more cost effective to transfer the product line to a third party.

     The closure of the Meaux facility resulted in the termination of 103 persons, comprised of 76 factory workers, 26 office workers and one management employee, and resulted in a cash charge of $5.7 million (which included $5.4 million for severance) and an asset impairment charge of $1.1 million (primarily for machinery and equipment that will be disposed of as a result of the restructuring activities).

     The restructuring actions at Defense Electronics & Services segment amount to $0.3 million and related to severance of five individuals whose positions were deemed redundant and were eliminated.

     The actions within the Motion & Flow Control segment primarily related to headcount reductions at the Hockenheim, Germany factory and other headcount reductions. The decisions were part of an ongoing effort to reduce costs through consolidation of functions. The actions resulted in the termination of 43 persons comprised of 42 factory workers, and one office worker and resulted in a cash charge of $1.9 million (which included $1.3 million for severance) and an asset impairment charge of $1.1 million.

     The following table displays a rollforward of the restructuring accruals for the 1999 restructuring program (in millions):

                                                    CASH CHARGES
                                          --------------------------------
                                                         LEASE
                                                       PAYMENTS/                ASSET
                                          SEVERANCE   TERMINATIONS   OTHER   IMPAIRMENTS   TOTAL
                                          ---------   ------------   -----   -----------   -----
Establishment of 1999 Plan..............    $12.1        $ 0.8       $ 1.9      $ 5.4      $20.2
Payments................................       --           --        (0.1)        --       (0.1)
Asset Write-Offs........................       --           --          --       (5.4)      (5.4)
                                            -----        -----       -----      -----      -----
Balance December 31, 1999...............    $12.1        $ 0.8       $ 1.8      $  --      $14.7
                                            -----        -----       -----      -----      -----
Payments................................     (7.0)        (0.2)       (1.3)        --       (8.5)
Other...................................      0.1           --        (0.2)        --       (0.1)
                                            -----        -----       -----      -----      -----
Balance December 31, 2000...............    $ 5.2        $ 0.6       $ 0.3      $  --      $ 6.1
                                            -----        -----       -----      -----      -----
Payments................................     (5.1)        (0.3)         --         --       (5.4)
Other...................................       --          0.1          --         --        0.1
                                            -----        -----       -----      -----      -----
Balance December 31, 2001...............    $ 0.1        $ 0.4       $ 0.3      $  --      $ 0.8
                                            -----        -----       -----      -----      -----
Payments and other......................     (0.1)        (0.4)         --         --       (0.5)
Reversals...............................       --           --        (0.3)        --       (0.3)
                                            -----        -----       -----      -----      -----
Balance December 31, 2002...............    $  --        $  --       $  --      $  --      $  --
                                            =====        =====       =====      =====      =====

     As of December 31, 2002, the 1999 restructuring plan was completed.

OTHER ASSET IMPAIRMENTS

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

     In the fourth quarter of 1999, the Company determined that $44.8 million of accruals relating to 1998 restructuring plans was not going to be utilized and should be reversed into income during the quarter. The major components of the reversal amounts consisted of savings related to severance payments ($14.9 million), asset disposal costs ($15.4 million), and professional fees ($10.3 million) and other ($4.2 million). In the fourth quarter of 2002 the Company reversed $0.3 million and $1.0 million related to the 1999 and 1998 restructuring plans, respectively, as it was determined that these expenditures would not be incurred. As of

December 31, 2002 the 1999 and 1998 restructuring plans were complete.

DISCONTINUED OPERATIONS

     In September of 1998, the Company completed the sales of its automotive Electrical Systems business to Valeo SA for approximately $1,700 million and its Brake and Chassis unit to Continental AG of Germany for approximately $1,930 million. These dispositions were treated as discontinued operations. In connection with the sale of these businesses, the Company established accruals for taxes of $972.7 million, representation and warranty and contract purchase price adjustments of $148.8 million, direct costs and other accruals of $102.0 million and environmental obligations of $16.1 million. In addition, the Company recorded a purchase price adjustment due from Valeo SA of approximately $70 million that related to a purchase price adjustment mechanism in the contract that called for the Company to pay or receive additional cash consideration depending upon the actual net assets sold as compared to a target of net assets specified in the contract.

     In 1998 and 1999, the Company received notifications of claims from the buyers of the automotive businesses requesting post-closing adjustments to the purchase prices under the provisions of the sales agreements. The Company assessed the claims and determined that the probable outcome was reflected in the Company's original estimate recorded at time of sale. During 1999, those claims were submitted to arbitration.

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 1999 to December 31, 2002 (in thousands):

AUTOMOTIVE DISCONTINUED   BEGINNING BALANCE     1999         1999            1999         ENDING BALANCE
OPERATIONS ACCRUALS        JANUARY 1, 1999    SPENDING    SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 1999
-----------------------   -----------------   ---------   -----------   --------------   -----------------
Direct Costs/Other......      $ 22,274        $ (17,875)    $    --         $  --            $  4,399
Representation &
  Warranty..............        83,818               --      (3,013)           --              80,805
Environmental...........        15,000               --          --            --              15,000
Income Tax..............       479,486         (243,170)         --            --             236,316
                              --------        ---------     -------         -----            --------
Total...................      $600,578        $(261,045)    $(3,013)        $  --            $336,520
                              ========        =========     =======         =====            ========

     In 1999, the Company disbursed $261.0 million primarily on federal and foreign tax obligations. The Company also paid $3.0 million to settle two automotive product recall issues.

AUTOMOTIVE DISCONTINUED     BEGINNING BALANCE     2000        2000            2000         ENDING BALANCE
OPERATIONS ACCRUALS          JANUARY 1, 2000    SPENDING   SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 2000
-----------------------     -----------------   --------   -----------   --------------   -----------------
Direct Costs/Other........      $  4,399        $(4,347)      $  --         $     --          $     52
Representation &
  Warranty................        80,805         (2,914)         --          (70,931)            6,960
Environmental.............        15,000           (253)         --               --            14,747
Income Tax................       236,316             --          --               --           236,316
                                --------        -------       -----         --------          --------
Total.....................      $336,520        $(7,514)      $  --         $(70,931)         $258,075
                                ========        =======       =====         ========          ========

     In 2000, the Company made payments of $7.5 million for direct costs incurred in conjunction with the sale of the automotive businesses and for defense costs related to the claims filed by the buyers.

     During the fourth quarter of 2000, with assistance from outside counsel, the Company determined that it was no longer probable that it would collect approximately $70 million from Valeo SA. The Company also determined that it was probable that it would not have to make payments to settle any outstanding Valeo SA claim. As a result, the Company reversed approximately $70 million of automotive discontinued operations accruals coincident with the reversal of the Valeo SA receivable. The net of these actions had no impact to the Consolidated Income Statement and resulted in the reduction of other liabilities and receivables, net, in the Consolidated Balance Sheet.

AUTOMOTIVE DISCONTINUED     BEGINNING BALANCE     2001        2001            2001         ENDING BALANCE
OPERATIONS ACCRUALS          JANUARY 1, 2001    SPENDING   SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 2001
-----------------------     -----------------   --------   -----------   --------------   -----------------
Direct Costs/Other........      $     52        $    --      $    --        $    755          $    807
Representation &
  Warranty................         6,960         (9,827)      (5,793)         18,160             9,500
Environmental.............        14,747           (135)          --              --            14,612
Income Tax................       236,316             --           --         (82,165)          154,151
                                --------        -------      -------        --------          --------
Total.....................      $258,075        $(9,962)     $(5,793)       $(63,250)         $179,070
                                ========        =======      =======        ========          ========

     In 2001, the Company disbursed approximately $10 million primarily for legal defense costs related to the claims filed by the buyers. In the second quarter of 2001, the Company settled the Continental AG claim.

     In the fourth quarter of 2001, the arbitration hearing with Valeo SA concluded. The Company also reassessed its obligations related to the disposal of the automotive businesses and determined that it would spend $63.3 million less on the disposition, primarily due to favorable foreign tax rulings. Based on this assessment, $63.3 million was reversed into the 2001 Consolidated Income Statement under income from discontinued operations.

AUTOMOTIVE DISCONTINUED     BEGINNING BALANCE     2002        2002            2002         ENDING BALANCE
OPERATIONS ACCRUALS          JANUARY 1, 2002    SPENDING   SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 2002
-----------------------     -----------------   --------   -----------   --------------   -----------------
Other Deferred
  Liabilities.............      $    807        $   (46)      $  --         $    --           $    761
Accrued Expenses..........         9,500           (909)         --          12,007             20,598
Environmental.............        14,612            (75)         --              --             14,537
Income Tax................       154,151             --          --              --            154,151
                                --------        -------       -----         -------           --------
Total.....................      $179,070        $(1,030)      $  --         $12,007           $190,047
                                ========        =======       =====         =======           ========

     In the first quarter of 2002, the arbitrator ruled that Valeo SA must pay the Company monies to settle the claim related to the sale of the Electrical Systems business.

     At December 31, 2002, the Company has automotive discontinued operations accruals of $190.0 million that primarily relate to the following: taxes $154.2 million -- which are related to the original transaction and are recorded in accrued taxes; product recalls $8.0 million -- related to nine potential product recall issues which are recorded in accrued expenses; environmental obligations $14.5 million -- for the remediation and investigation of groundwater and soil contamination at 13 sites which are recorded in other liabilities; employee benefits $11.5 million -- for workers compensation issues which are recorded in accrued expenses; and other $1.9 million -- for professional fees of which $0.8 million are recorded in other liabilities and $1.1 million are recorded in accrued expenses. In 2002, the Company has spent approximately $1 million of the automotive discontinued operations accruals. The Company expects that it will cash settle $154.2 million of tax obligations in 2004 or 2005, when the IRS audit for the applicable year is concluded. The Company projects between $3.0 million and $4.0 million of annual spending related to its remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to generate substantial cash from operations and remains in a strong financial position with resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short and long-term basis. The Company plans to fund its anticipated 2003 cash requirements with future cash from operations supplemented, as required, by commercial paper borrowings. The Company has a revolving credit agreement with 20 domestic and foreign banks, which provides aggregate commitments of $1.0 billion and expires in November 2005. The revolving credit agreement provides backup for the Company's commercial paper program. Commercial paper borrowings at December 31, 2002 were $264.8 million. There were no borrowings under the credit agreement at December 31, 2002. The provisions of this facility require the Company to maintain an interest coverage ratio, as defined, in excess of 3.75 times. At December 31, 2002, the Company's interest coverage ratio was well in excess of the minimum requirement.

  CASH FLOWS:

     Cash flows from operating activities were $594.8 million in 2002, an increase of $118.2 million, or 24.8%, from $476.6 million generated in 2001. The increase is largely attributable to lower tax payments and reduced spending of accrued expenses and accounts payable, partially offset by lower cash generated from accounts receivable and increased pension payments.

  STATUS OF RESTRUCTURING ACTIVITIES:

     Restructuring payments during 2002 totaled $32.2 million and were comprised primarily of expenditures related to the 2001 restructuring plan. The Company forecasts restructuring payments of $14.9 million in 2003, $1.3 million in 2004 and $0.1 million thereafter. All payments are projected to be made with future cash from operations supplemented, as required by commercial paper borrowings.

     See Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for a detailed discussion.

  ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT:

     Capital expenditures during 2002 were $153.2 million, a decrease of $20.8 million from 2001. Approximately 30% of the 2002 spending occurred at Fluid Technology primarily related to the expansion of existing product lines, new product lines and custodial replacement. Approximately 26% was incurred at Motion & Flow Control for process improvements and custodial replacement. Approximately 20% was spent at Electronic Components for new product introductions and manufacturing cost reduction initiatives. Defense Electronics & Services expended approximately 24% of the 2002 total, primarily related to the expansion of new and existing product lines, as well as custodial replacements. At December 31, 2002, contractual commitments have been made for future expenditures totaling approximately $33 million.

  ACQUISITIONS:

     During 2002, the Company spent $159.2 million primarily for the acquisition of nine entities. Eight of the entities were additions to the Fluid Technology segment and one was within the Defense Electronics & Services segment. The Company does not believe the acquisitions are material individually or in the aggregate to its results of operation or financial condition; however the larger of the acquisitions were as follows:

- Flowtronex PSI Inc. ("Flowtronex"), a manufacturer of modular pumping systems for golf courses and other turf irrigation, sports fields, municipal and commercial properties.

- PCI Membranes, a provider of membrane filtration and chlorine disinfection systems for water treatment and industrial water reuse.

- The Biopharm Manufacturing Division of Martin Petersen Company, Inc., a leading manufacturer of process systems for the biopharmaceutical industry.

     All of the acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company are included in the consolidated income statement from the date of acquisition. The excess of the purchase prices over the fair values of net assets acquired of $117.2 million was recorded as goodwill. The purchase price allocations for the 2002 acquisitions were based on preliminary data and changes are expected as evaluations are completed and as additional information becomes available. Additionally, the Company also finalized purchase price allocations related to the 2001 acquisitions, which resulted in a decrease in goodwill of $9.2 million.

     During 2001, the Company spent approximately $91 million for several small acquisitions and investments, which were not considered material individually or in the aggregate. The acquisitions were accounted for as purchases and the excess of the purchase price over the fair values of net assets acquired of $72.1 million was recorded as goodwill. Additionally during 2001, the Company completed purchase price allocations related to acquisitions made during 2000, which resulted in an increase of goodwill of $18.3 million.

     During 2000, the Company acquired C&K Components, Inc., Man-Machine Interface and several other small companies for approximately $192 million. The acquisitions were accounted for as purchases. Goodwill of $173.9 million was recorded by the Company in 2000 and amortized over a period of 25 to 30 years depending on the appropriate life.

     Effective January 1, 2002, the Company ceased recording goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Acquisitions made during the second half of 2001 had no goodwill amortization in accordance with SFAS No. 142. Goodwill associated with acquisitions made in the first half of 2001 was amortized over periods up to 40 years (See "Accounting Pronouncements" for further discussion of the impact of SFAS No. 142). Refer to Note 2, "Changes in Accounting Pronouncements," in the Notes to Consolidated Financial Statements for further discussion on the impacts of this statement.
  DIVESTITURES:
     During 2002, the Company sold its interest in a defense-related joint venture for approximately $6 million and other property and equipment for $5.6 million. In the second quarter of 2001, the Company sold two corporate planes for $30.7 million and other plant, property, and equipment across all businesses for $11.8 million. In 2000, the Company generated divestiture proceeds of $47.6 million. In the first quarter of 2000, the Company sold the net assets of GaAsTEK, a business in the Defense Electronics & Services segment, for $28.3 million. The remaining $19.3 million of cash proceeds from the sale of assets represents plant, property and equipment sales across all businesses.

  SHARE REPURCHASE:

     In 2002, 2001 and 2000, 0.7 million, 3.5 million and 1.7 million shares, respectively, were repurchased to offset the dilutive effect of exercised stock options.

  DEBT AND CREDIT FACILITIES:

     Debt at December 31, 2002 was $791.8 million, compared to $973.4 million at December 31, 2001. The decrease in debt of $181.6 million was due to strong cash flows from operating activities partially offset by the increase in the fair value of the Company's interest rate swaps during 2002.

  CONTRACTUAL OBLIGATIONS:

     The Company has entered into contractual obligations and commercial commitments, including long-term debt, capital and operating lease obligations and lines of credit. The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers, and other equipment. Such leases expire at various dates and may include renewals and escalations and often require the payment of maintenance, insurance, and tax expense. Future minimum operating lease payments under long-term operating leases as of December 31, 2002 are shown below (in millions).

2003..........................................  $ 61.3
2004..........................................    54.0
2005..........................................    45.6
2006..........................................    37.1
2007..........................................    31.7
2008 and thereafter...........................   169.6
                                                ------
Total minimum lease payments..................  $399.3
                                                ======

     The Company is also required to make principal payments on long-term debt over the next five years as follows (in millions):

2003    2004   2005   2006   2007
-----   ----   ----   ----   ----
$17.8   $1.6   $3.7   $3.6   $2.2
=====   ====   ====   ====   ====

     In November 2000, the Company entered into a revolving credit agreement, which expires in November 2005, with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread, which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.75 times. At December 31, 2002, the Company's coverage ratio was well in excess of the minimum requirement. The commitment fee on the revolving credit agreement is .125% of the total commitment, based on the Company's current debt ratings. The revolving credit agreement serves as backup for the commercial paper program and is not otherwise restricted.

MARKET RISK EXPOSURES

     The Company, in the normal course of doing business, is exposed to the risks associated with changes in interest rates, currency exchange rates, and commodity prices. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies and procedures. See Note 1,

"Accounting Policies," and Note 18, "Financial Instruments," in the Notes to Consolidated Financial Statements.

     To manage exposure to interest rate movements and to reduce its borrowing costs, the Company has borrowed in several currencies and from various sources. The Company has several fixed to floating interest rate swap agreements for a notional amount of $349.4 million. As a result of the swaps, the interest expense on substantially all of the Company's long-term debt is calculated on a variable, rather than fixed rate, basis. Terms of the agreements match the terms of the fixed debt and reference the three-month LIBOR. The carrying value of these swaps at December 31, 2002 and 2001 was $97.0 million and $46.2 million, including $4.0 million and $3.7 million of accrued interest, respectively.

     At December 31, 2002 and 2001, the Company's short-term and long-term debt obligations were $791.8 million and $973.4 million, respectively. In addition, the Company's cash balances at December 31, 2002 and 2001 were $202.2 million and $121.3 million, respectively. Based on these positions and the Company's overall exposure to interest rates, changes of 15 and 21 basis points (equivalent to 10% of the Company's weighted average short-term interest rates, including the rates associated with the Company's interest rate swaps, at December 31, 2002 and 2001, respectively) on the Company's cash and marketable securities, and on its floating rate debt obligations and related interest rate derivatives, would have a $0.8 million and $1.7 million effect on the Company's pretax earnings for the years ended December 31, 2002 and 2001, respectively. Increases of 78 and 79 basis points in long-term interest rates (equivalent to 10% of the Company's weighted average long-term interest rates at December 31, 2002 and 2001, respectively) would have a $2.8 million and $3.6 million effect on the fair value of the Company's fixed rate debt for the years ended December 31, 2002 and 2001, respectively.

     The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company has utilized foreign currency denominated derivative instruments to selectively hedge its net long-term investments in foreign countries. During 2002, the Company's largest exposures to foreign exchange rates exist primarily with the Euro, Swedish Krona, and British Pound against the U.S. Dollar. At December 31, 2002, the Company had nine foreign currency derivatives outstanding for a total notional amount of $109.1 million. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives and other foreign currency-denominated financial instruments, held as of December 31, 2002, would have an impact of approximately $4.3 million on the fair value of such instruments. During 2001, the Company's largest exposures to foreign exchange rates exist primarily with the Euro, Swedish Krona, and British Pound against the U.S. Dollar. At December 31, 2001, the Company had seven foreign currency derivatives outstanding for a total notional amount of $50.3 million. A 10% adverse change in currency exchange rates for the Company's foreign currency derivatives and other foreign currency-denominated financial instruments, held as of December 31, 2001, would have an impact of approximately $1.2 million on the fair value of such instruments. The Company uses derivative instruments to hedge exposures, and as such, the quantification of the Company's market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company's underlying investment and transactional positions.

INCOME TAXES

  FOREIGN TAX CREDITS:

     As a global company, the Company makes provisions for, and pays taxes in, numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for such taxes is generally available under U.S. tax laws when earnings are remitted, or deemed to be remitted, to the United States. The Company expects to fully utilize credits generated through December 31, 2002 for income taxes paid in foreign jurisdictions.

  DEFERRED TAX ASSETS:

     The Company had net deferred tax assets of $532.9 million and $297.6 million at December 31, 2002 and 2001, respectively. The deferred tax assets for both periods are composed of U.S., foreign, state and local deferred tax assets. These net deferred tax assets arise from temporary differences between assets and liabilities for financial reporting and tax purposes and primarily relate to the timing of accrual payments, employee benefits, and accelerated depreciation. It is management's expectation that the Company will have sufficient future taxable income from continuing operations to utilize its deductions in future periods.

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

  ENVIRONMENTAL:

     Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At December 31, 2002, the Company's best estimate is $113 million, which approximates the accrual, related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $85 million and the high range estimate is $174 million. On an annual basis the Company spends between $11 million and $14 million on its environmental remediation liabilities. These estimates are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of 104 sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

     At present, the Company is involved in litigation against its insurers for reimbursement of environmental response costs. Recoveries from insurance companies or other third parties are recognized in the financial statements when it is probable that they will be realized.

     In the event that future remediation expenditures are in excess of the amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     See Note 21, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details on environmental matters.

  EMPLOYEE BENEFIT PLANS:

     The Company sponsors numerous employee pension and welfare benefit plans. These plans utilize various assumptions in the determination of projected benefit obligations and expense recognition related to pension and other postretirement obligations. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination and health care inflation trend rates, some of which are disclosed in Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements.

  Key Pension Assumptions:

     Management develops each assumption by using relevant Company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

     At December 31, 2002, the Company lowered the discount rate on all of its domestic pension plans, which represent about 92% of the Company's total pension obligations, from 7.25% to 6.50%. The Company's weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2002, is 6.44%.

     Reflecting lower future expected return on assets, the Company revised downward its estimate of the long-term rate of return on assets for domestic pension plans to 9.0%, from 9.75% at December 31, 2002. The revised estimate of 9.0% incorporates downward adjustments from historical levels of the risk-free rate of return and of the equity risk premium. For reference, the Company's average annual return on plan assets for domestic pension plans stood at 9.3%, 10.4%, 11.3% and 11.9%, for the past 10, 15, 20, and 25 year periods, respectively. The Company's weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2002, is 8.86%.

ASSUMPTION                                2001    2002
----------                                ----    ----
Discount Rate...........................  7.14%   6.44%
Long-Term Rate of Return on Assets......  9.61%   8.86%
                                          ====    ====

  Pension Funding:

     The Company contributed $50.0 million to the U.S. Master Trust in the fourth quarter of 2002, and contributed $200 million in the first quarter of 2003. As a result, the Company will not face substantial mandatory contributions in 2004, under current IRS contribution rules.

     Depending on market conditions, and assuming that current IRS contribution rules continue to apply in the future, the Company estimates that it may be required to contribute an additional $200 million to $400 million in the 2005 to 2006 timeframe.

     The Company's Defense Electronics & Services segment represents approximately 50% of the active U.S. Salaried Plan participants. As a result, the Company will seek reimbursement from the Department of Defense for a portion of its pension costs, in accordance with government regulations.

  Funded Status:

     Funded status is derived by subtracting the value of the projected benefit obligations at December 31, 2002 from the end of year fair value of plan assets.

     During 2002, the Company's U.S. Salaried Pension Plan assets declined by $446.7 million to $2,341.8 million at the end of 2002. This decline reflected primarily a negative return on assets of $291.5 million, payments to plan beneficiaries of $202.3 million and Company contributions of $50.0 million. In addition, the projected plan obligation for the U.S. Salaried Pension Plan increased substantially due to the 75 basis point decrease in the discount rate at year-end. As a result, funded status for the Company's total pension obligation, including affiliate plans, deteriorated from $(383.5) million at the end of 2001 to $(1,323.9) million at the end of 2002.

     Funded status at the end of 2003 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis points change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan, which represents about 81% of the Company's pension obligations, by approximately $90 million. Similarly, every five percentage points in the 2003 rate of return on assets impacts the same plan by approximately $130 million.

     Assuming a range of return on assets of -5% to +5% for 2003, and a range of the discount rate of 6.25% to 6.75%, the Company estimates that the total projected benefit obligations will be underfunded by approximately $1.2 billion to $1.7 billion at December 31, 2003.

  Minimum Pension Liability:

     SFAS No. 87, "Employers Accounting for Pension," requires that a minimum pension liability be recorded if a plan's market value of assets falls below the plan's accumulated benefit obligation. In 2002, the combination of a decline in assets and a decline in the discount rate caused several of the Company's plans to show such a deficit. As a result, during 2002, the Company recorded a total after-tax reduction of $765.5 million to its total shareholders' equity. It is important to note that this reduction in total equity did not cause a default in any of the Company's debt covenants. Future recognition of additional minimum pension liabilities will depend primarily on the rate of return on assets and the prevailing discount rate.

  Pension Expense:

     The Company recorded $10.4 million of pension income into its Consolidated Income Statement in 2002. The Company expects to incur approximately $20 million of pension expense that will be recorded into its Consolidated Income Statement in 2003.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at December 31, 2002 and 2001 was $40.4 million and $37.7 million, respectively. See Note 22, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Financial Statements for additional details.

ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 141, "Business Combinations" ("SFAS No. 141"), effective July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 requires intangible assets other than goodwill be identified. Such intangibles are required to be amortized over their economic useful lives. The adoption of SFAS No. 141, in 2001, did not have a material impact on the Company's results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations ceased upon adoption of this statement on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of the pronouncement did not have a material impact on the Company's results of operations or financial position.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value in the period it is incurred and applies prospectively to such activities that are initiated after December 31, 2002. The provisions of this standard are not expected to have a material effect on the Company's future results, results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002 and continues to account for its plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees."

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The Company is currently evaluating the provisions of this interpretation; however, it does not believe they will have a material effect on the Company's future results of operations or financial condition. The Interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 22, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Financial Statements for additional information.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consoli-dated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The Company is currently evaluating the provisions of this interpretation; however, we do not believe they will have a material impact on the Company's results of operations or financial position.

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

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with generally accepted accounting principles. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. For disclosure of the Company's commitments and contingencies, see Note 21, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

  EURO CONVERSION:

     The Company successfully implemented its Euro conversion plans and has not experienced any problems related to the conversion.

  2003 OUTLOOK:

     The Company does not expect improvement in overall economic conditions in 2003 due to continued low growth and overcapacity, which will continue to dampen capital spending. Moreover, the Company anticipates continued pricing pressure in its major commercial segments. The Company believes that Defense spending in the United States will increase. Overall, the Company expects 2003 revenue to increase 3% to 5% over 2002 revenue, partially as a result of acquisitions completed in 2002. Operating margin is expected to be flat with the 2002 operating margin reflecting the increased contribution of the Defense Electronics & Services segment and the challenging market conditions described above. Higher taxes, including the absence of a $61.2 million tax refund, are the primary reason that the Company anticipates lower EPS in 2003 of $3.70 to $3.90. The Company further expects cash from operating activities to be at least $370 million, reflecting the $200 million pre-funding of pension obligations.

     In the Fluid Technology business, the Company expects continued growth in its Water & Wastewater businesses and weakness in Industrial Pumps will translate to revenue growth of 5% to 7% over 2002. In the Defense Electronics & Services business, the Company believes that its record backlog and program ramp-up will translate into revenue growth of 5% to 7% over 2002. In the Motion & Flow Control business, the Company expects that declines in worldwide automotive and airplane build rates, automotive platform losses and weakness in the aerospace controls market will translate into a revenue decline of 4% to 6% from 2002. In the Electronic Components business, the Company believes that pricing pressures and softness in most end markets will continue. To address these conditions, the Company will continue shifting its production footprint to low cost regions. It is anticipated that this will entail restructuring actions and associated period costs. Despite the challenging conditions, the Company believes the affect of new products and market penetration will result in revenue growth of flat to 3% from 2002.

     The Company expects to receive tax refunds in 2003, some of which will favorably impact the effective tax rate and interest expense lines of the Consolidated Income Statements. The affect of these tax refunds are not included in the EPS guidance provided above.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under "Liquidity and Capital Resources," "Market Risk Exposures," "Critical Accounting Policies" and "Risks and Uncertainties"), that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by the Company with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; foreign currency exchange rates; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions and divestitures and to effect cost reduction programs; and various other factors referenced in this Management's Discussion and Analysis. In some areas the availability of energy sources may affect our production processes or customer demand for our products or services. In addition to these factors, our business seg-ments may be affected by the more specific factors referred to below.

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

     The Electronic Components business will be affected by the economic conditions in its major markets, the success of new products and the cyclical nature of the industry.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                 FINANCIAL DISCLOSURE

     In April 2002, the Company engaged Deloitte & Touche LLP (Deloitte & Touche) to serve as ITT's independent auditor for 2002. Prior to that date, Arthur Andersen LLP (Andersen) had served as the Company's independent public accountants.

     The reports by Andersen on the Company's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on ITT's consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the publication of ITT's 2001 Annual Report to Shareowners and the filing of ITT's Annual Report on Form 10-K.

     During the Company's two most recent fiscal years, and through the date of the change, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors on March 22, 2002.

     During 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for 2002 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

     ITT Industries has adopted a written code of ethics, "Code of Corporate Conduct," which is applicable to all ITT directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller and other executive officers identified pursuant to this Item 10 (collectively, the "Selected Officers"). In accordance with the Securities and Exchange Commission's rules and regulations a copy of the code has been filed as an exhibit to this Form 10-K and has been posted on our website. ITT Industries intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at http://www.itt.com.

ITEM 11.                         EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10 under the captions "Beneficial Ownership of ITT Industries Common Stock" and "Equity Compensation Plan Information".

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 14.                        CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Management........................................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Income Statements for the three years ended
  December 31, 2002.........................................   F-6
Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 2002.......................   F-7
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-8
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2002...................................   F-9
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 2002...............  F-10
Notes to Consolidated Financial Statements..................  F-11
Business Segment Information................................  F-34
Geographical Information....................................  F-34
Sales and Revenues by Product Category......................  F-35
Quarterly Results for 2002 and 2001.........................  F-36
Valuation and Qualifying Accounts...........................   S-1

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

     ITT Industries' consolidated financial statements are audited by Deloitte & Touche LLP, independent auditors, whose appointment is ratified by the shareholders. Management has made ITT Industries' financial records and related data available to Deloitte & Touche LLP, and believes that the representations made to the independent auditors are valid and complete.

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

     ITT Industries' internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies, and procedures that are communicated to ITT Industries' employees. Management continually monitors the system of internal controls for compliance. In addition, based upon management's assessment of risk, both operational and financial, special reviews are performed by contracted auditors to periodically test the effectiveness of selected controls. The independent auditors also consider internal controls and perform tests of accounting records to enable them to express their opinion on ITT Industries' consolidated financial statements. They also make recommendations for improving internal controls, policies, and practices. Management takes appropriate action in response to each recommendation.

     Within the past year ITT Industries established a Disclosure Committee with responsibility for considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly, reports to the General Counsel and the Chief Financial Officer and assists the Chief Executive Officer and the Chief Financial Officer in designing, establishing, reviewing and evaluating the Company's disclosure controls and procedures.

     The Audit Committee of the Board of Directors, composed of independent, non-employee directors, meets periodically with management and, also separately and privately, with the independent auditors and contracted auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities.

/s/ Louis J. Giuliano        /s/ David J. Anderson
Louis J. Giuliano            David J. Anderson
Chairman, President and      Senior Vice President and
Chief Executive Officer      Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

To Board of Directors and Shareholders of ITT Industries, Inc., White Plains, New York

     We have audited the accompanying consolidated balance sheet of ITT Industries, Inc. and subsidiaries ("the Company") as of December 31, 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards (SFAS) No. 142.

     As discussed above, the consolidated financial statements of ITT Industries, Inc. and subsidiaries as of December 31, 2001, and for each of the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Notes 6, 13 and 17 of these financial statements include additional disclosures related to 2001 and 2000. The additional disclosures and the audit procedures performed by us on those additional disclosures are described below.

     Note 6 to the consolidated financial statements for the years ended December 31, 2001 and 2000 includes additional disclosures relating to the components comprising sales and revenues and costs of sales and revenues. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 and 2000 included (i) agreeing the previously reported sales and revenues and costs of sales and revenues to previously issued financial statements (ii) agreeing the product sales, service revenues, costs of product sales and costs of service revenues to the Company's underlying sales and revenues and costs of sales and revenues records obtained from management, (iii) agreeing the service revenues and costs of service revenues by segment to the Company's underlying service revenues and costs of service revenues records obtained from management, and (iv) testing the mathematical accuracy of the reconciliation of the product sales, service revenues, costs of product sales and costs of service revenues. In our opinion, the disclosures for 2001 and 2000 in Note 6 are appropriate.

     As discussed in Note 13 to the consolidated financial statements, the consolidated financial statements for the years ended December 31, 2001 and 2000 have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures on the consolidated income statement and in Note 13 with respect to 2001 and 2000 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income, representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, to the Company's underlying records obtained from management, (ii) testing the mathematical accuracy of the reconciliation of reported net income to adjusted net income, and the related earnings per share amounts, (iii) agreeing goodwill by reportable segment, as of December 31, 2001, to the Company's underlying records obtained from management, (iv) agreeing amortized intangibles, including patents and other intangibles, and accumulated amortization, and unamortized intangibles, including brands, trademarks, and pension related intangibles, to the Company's underlying records obtained from management, and (v) testing the mathematical accuracy of the reconciliation of amortized intangibles and unamortized intangibles. In our opinion, the disclosures for 2001 and 2000 on the consolidated income statement and in Note 13 are appropriate.

     Note 17 to the consolidated financial statements for the years ended December 31, 2001 and 2000 includes additional disclosures relating to the cash flow components comprising the individual changes in receivables, inventories, and accounts payable and accrued expenses. Our audit procedures with respect to the disclosures in Note 17 with respect to 2001 and 2000 included (i) agreeing the previously reported cumulative change in accounts receivables, inventories, and accounts payable and accrued expenses to previously issued financial statements (ii) agreeing the change in receivables, change in inventories, and change in accounts payable and accrued expenses to the Company's underlying records obtained from management, and (iii) testing the mathematical accuracy of the reconciliation of the change in receivables, inventories, and accounts payable and accrued expenses. In our opinion, the disclosures for 2001 and 2000 in Note 17 are appropriate.

     We were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures mentioned above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

     Our audit was conducted for the purpose of forming an opinion on the basic 2002 financial statements taken as a whole. The supplemental schedule listed in the table of contents on page S-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such 2002 schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole. The 2001 and 2000 schedules were subjected to auditing procedures by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statement schedules in their report dated January 23, 2002.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
January 22, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

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

ARTHUR ANDERSEN LLP

STAMFORD, CONNECTICUT
JANUARY 23, 2002

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's 2001 annual report on Form 10-K. This audit report has not been reissued by Arthur Andersen LLP. Refer to Exhibit 23.2 regarding the implications of the lack of an updated consent from Arthur Andersen LLP to the use of this audit report.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                             Year ended December 31,
                                                    -----------------------------------------
                                                       2002           2001           2000
                                                    -----------    -----------    -----------
                                                     (in millions, except per share amounts)
Sales and revenues................................   $4,985.3       $4,675.7       $4,829.4
                                                     --------       --------       --------
Costs of sales and revenues.......................    3,211.9        3,044.5        3,195.3
Selling, general and administrative expenses......      720.2          671.3          713.6
Research, development and engineering expenses....      519.1          424.7          391.2
Goodwill amortization expense.....................         --           40.7           36.2
Restructuring and asset impairments...............       (3.5)          97.7             --
                                                     --------       --------       --------
Total costs and expenses..........................    4,447.7        4,278.9        4,336.3
                                                     --------       --------       --------
Operating income..................................      537.6          396.8          493.1
Interest expense, net.............................       32.4           62.0           75.2
Miscellaneous (income) expense....................       (3.6)           1.4           (2.0)
                                                     --------       --------       --------
Income from continuing operations before income
  taxes...........................................      508.8          333.4          419.9
Income tax expense................................      128.9          116.7          155.4
                                                     --------       --------       --------
Income from continuing operations.................      379.9          216.7          264.5
Discontinued operations:
  Income from discontinued operations, including
     tax benefit of $50.7.........................         --          (60.0)            --
                                                     --------       --------       --------
Net income........................................   $  379.9       $  276.7       $  264.5
                                                     ========       ========       ========
EARNINGS PER SHARE
  Income from continuing operations:
     Basic........................................   $   4.17       $   2.46       $   3.01
     Diluted......................................   $   4.06       $   2.39       $   2.94
  Discontinued operations:
     Basic........................................   $     --       $   0.68       $     --
     Diluted......................................   $     --       $   0.66       $     --
  Net income:
     Basic........................................   $   4.17       $   3.14       $   3.01
     Diluted......................................   $   4.06       $   3.05       $   2.94
PRO FORMA RESULTS
  Reported net income.............................   $  379.9       $  276.7       $  264.5
  Add back goodwill amortization, net of tax......         --           35.9           31.4
                                                     --------       --------       --------
  Adjusted net income.............................   $  379.9       $  312.6       $  295.9
                                                     ========       ========       ========
  Adjusted basic earnings per share...............   $   4.17       $   3.55       $   3.37
  Adjusted diluted earnings per share.............   $   4.06       $   3.45       $   3.29

AVERAGE COMMON SHARES -- BASIC....................       91.0           88.1           87.9
AVERAGE COMMON SHARES -- DILUTED..................       93.6           90.6           90.0
                                                     --------       --------       --------

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               Year ended December 31, 2002
                                                             ---------------------------------
                                                                       (in millions)
                                                              PRETAX        TAX
                                                              INCOME     (EXPENSE)   AFTER-TAX
                                                             (EXPENSE)    BENEFIT     AMOUNT
                                                             ---------   ---------   ---------
Net income.................................................                           $ 379.9
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period.....................  $    99.0    $   --         99.0
  Unrealized (loss) gain on investment securities..........       (0.1)       --         (0.1)
  Minimum pension liability................................   (1,172.2)    406.7       (765.5)
                                                             ---------    ------      -------
          Total other loss.................................  $(1,073.3)   $406.7       (666.6)
                                                             ---------    ------      -------
Comprehensive loss.........................................                           $(286.7)
                                                                                      =======

                                                                Year ended December 31, 2001
                                                              ---------------------------------
                                                                        (in millions)
                                                               Pretax        Tax
                                                               Income     (Expense)   After-Tax
                                                              (Expense)    Benefit     Amount
                                                              ---------   ---------   ---------
Net income..................................................                           $276.7
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period......................   $(36.8)      $(1.0)      (37.8)
  Unrealized gain (loss) on investment securities...........      0.7          --         0.7
  Minimum pension liability.................................     (9.6)        3.3        (6.3)
                                                               ------       -----      ------
          Total other loss..................................   $(45.7)      $ 2.3       (43.4)
                                                               ------       -----      ------
Comprehensive income........................................                           $233.3
                                                                                       ======

                                                                Year ended December 31, 2000
                                                              ---------------------------------
                                                                        (in millions)
                                                               Pretax        Tax
                                                               Income     (Expense)   After-Tax
                                                              (Expense)    Benefit     Amount
                                                              ---------   ---------   ---------
Net income..................................................                           $264.5
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period......................   $(69.1)      $ 8.2       (60.9)
     Reclassifications included in net income...............     (5.6)         --        (5.6)
  Unrealized (loss) gain on investment securities...........     (1.6)         --        (1.6)
  Minimum pension liability.................................    (20.4)        7.5       (12.9)
                                                               ------       -----      ------
          Total other loss..................................   $(96.7)      $15.7       (81.0)
                                                               ------       -----      ------
Comprehensive income........................................                           $183.5
                                                                                       ======

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                              -------------------------------
                                                                  2002              2001
                                                              -------------     -------------
                                                              (in millions, except share and
                                                                    per share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  202.2          $  121.3
  Receivables, net..........................................       868.3             774.3
  Inventories, net..........................................       552.9             496.3
  Other current assets......................................        77.1              66.9
                                                                --------          --------
       Total current assets.................................     1,700.5           1,458.8
Plant, property and equipment, net..........................       841.2             791.0
Deferred income taxes.......................................       546.3             310.9
Goodwill, net...............................................     1,550.5           1,415.0
Other intangible assets, net................................        74.4              42.9
Other assets................................................       676.7             489.8
                                                                --------          --------
  Total non-current assets..................................     3,689.1           3,049.6
                                                                --------          --------
  TOTAL ASSETS..............................................    $5,389.6          $4,508.4
                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  484.0          $  400.5
  Accrued expenses..........................................       725.3             727.9
  Accrued taxes.............................................       221.3             251.2
  Notes payable and current maturities of long-term debt....       299.6             517.0
                                                                --------          --------
     Total current liabilities..............................     1,730.2           1,896.6
Pension benefits............................................     1,430.3             199.0
Postretirement benefits other than pensions.................       198.7             195.9
Long-term debt..............................................       492.2             456.4
Other liabilities...........................................       400.9             384.7
                                                                --------          --------
     Total non-current liabilities..........................     2,522.1           1,236.0
                                                                --------          --------
     TOTAL LIABILITIES......................................     4,252.3           3,132.6
Shareholders' Equity:
  Common stock: Authorized -- 200,000,000 shares, $1 par
     value per share outstanding -- 91,824,515 shares and
     88,786,701 shares......................................        91.8              88.8
  Retained earnings.........................................     1,939.1           1,514.0
  Accumulated other comprehensive loss:
     Unrealized loss on minimum pension liability...........      (784.7)            (19.2)
     Other comprehensive loss...............................      (108.9)           (207.8)
                                                                --------          --------
     Total accumulated other comprehensive loss.............      (893.6)           (227.0)
                                                                --------          --------
     Total shareholders' equity.............................     1,137.3           1,375.8
                                                                --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $5,389.6          $4,508.4
                                                                ========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended December 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (in millions)
OPERATING ACTIVITIES
Net income..................................................  $379.9   $276.7   $264.5
Income from discontinued operations.........................      --    (60.0)      --
                                                              ------   ------   ------
Income from continuing operations...........................   379.9    216.7    264.5
Adjustments to income from continuing operations:
  Depreciation and amortization.............................   171.4    212.9    201.8
  Restructuring and asset impairments.......................    (3.5)    97.7       --
Payments for restructuring..................................   (32.2)   (27.1)   (25.9)
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................    34.2    (68.5)   (26.9)
Change in accrued and deferred taxes........................   125.2     27.3     44.2
Change in other current and non-current assets..............   (56.7)    20.7     (2.0)
Change in other non-current liabilities.....................   (33.3)    (5.1)   (34.2)
Other, net..................................................     9.8      2.0     (6.9)
                                                              ------   ------   ------
  Net Cash -- operating activities..........................   594.8    476.6    414.6
                                                              ------   ------   ------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................  (153.2)  (174.0)  (180.6)
Acquisitions................................................  (159.2)   (90.9)  (192.0)
Proceeds from sale of assets and businesses.................    11.6     42.5     47.6
Other, net..................................................    (3.2)     2.4     (1.3)
                                                              ------   ------   ------
  Net Cash -- investing activities..........................  (304.0)  (220.0)  (326.3)
                                                              ------   ------   ------
FINANCING ACTIVITIES
Short-term debt, net........................................  (235.8)   (32.4)   (43.5)
Long-term debt repaid.......................................    (3.3)   (77.2)   (21.1)
Long-term debt issued.......................................     0.7      6.4      0.9
Repurchase of common stock..................................   (32.3)  (150.9)   (54.0)
Proceeds from issuance of common stock......................    93.3    104.3     27.4
Dividends paid..............................................   (54.3)   (52.9)   (52.9)
Other, net..................................................      --      0.9     (0.8)
                                                              ------   ------   ------
  Net Cash -- financing activities..........................  (231.7)  (201.8)  (144.0)
                                                              ------   ------   ------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     5.3     (3.8)   (28.0)
NET CASH -- DISCONTINUED OPERATIONS.........................    16.5    (18.4)    (9.3)
                                                              ------   ------   ------
Net change in cash and cash equivalents.....................    80.9     32.6    (93.0)
Cash and cash equivalents -- beginning of year..............   121.3     88.7    181.7
                                                              ------   ------   ------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $202.2   $121.3   $ 88.7
                                                              ======   ======   ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $ 51.5   $ 77.6   $ 82.3
  Income taxes..............................................  $ 22.9   $ 84.6   $108.6
                                                              ------   ------   ------

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              Shares Outstanding              Dollars
                                              ------------------   ------------------------------
YEAR ENDED DECEMBER 31,                       2002   2001   2000     2002       2001       2000
-----------------------                       ----   ----   ----   --------   --------   --------
                                                (amounts in millions, except per share amounts)
COMMON STOCK
Beginning balance...........................  88.8   87.9   87.9   $   88.8   $   87.9   $   87.9
  Stock incentive plans.....................   3.7    4.4    1.7        3.7        4.4        1.7
  Repurchases...............................  (0.7)  (3.5)  (1.7)      (0.7)      (3.5)      (1.7)
                                              ----   ----   ----   --------   --------   --------
  Ending balance............................  91.8   88.8   87.9   $   91.8   $   88.8   $   87.9
                                              ----   ----   ----   --------   --------   --------
RETAINED EARNINGS
Beginning balance...........................                       $1,514.0   $1,306.9   $1,113.8
  Net income................................                          379.9      276.7      264.5
  Common stock dividend declared -- $.60,
     $.60 and $.60..........................                          (54.8)     (52.9)     (52.9)
  Issuances (repurchases)...................                          100.0      (16.7)     (18.5)
                                                                   --------   --------   --------
  Ending balance............................                       $1,939.1   $1,514.0   $1,306.9
                                                                   --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
  Unrealized Loss on Minimum Pension
     Liability:
     Beginning balance......................                       $  (19.2)  $  (12.9)  $     --
     Recognition of minimum pension
       liability............................                         (765.5)      (6.3)     (12.9)
                                                                   --------   --------   --------
     Ending balance.........................                       $ (784.7)  $  (19.2)  $  (12.9)
                                                                   --------   --------   --------
  Unrealized Loss on Investment Securities:
     Beginning balance......................                       $   (1.6)  $   (2.3)  $   (0.7)
     Unrealized gain (loss).................                           (0.1)       0.7       (1.6)
                                                                   --------   --------   --------
     Ending balance.........................                       $   (1.7)  $   (1.6)  $   (2.3)
                                                                   --------   --------   --------
  Cumulative Translation Adjustments:
     Beginning balance......................                       $ (206.2)  $ (168.4)  $ (101.9)
     Translation of foreign currency
       financial statements.................                           99.0      (37.8)     (66.5)
                                                                   --------   --------   --------
     Ending balance.........................                       $ (107.2)  $ (206.2)  $ (168.4)
                                                                   --------   --------   --------
  Other comprehensive loss..................                       $ (108.9)  $ (207.8)  $ (170.7)
                                                                   --------   --------   --------
  Total accumulated other comprehensive
     loss...................................                       $ (893.6)  $ (227.0)  $ (183.6)
                                                                   --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY..................                       $1,137.3   $1,375.8   $1,211.2
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1
ACCOUNTING POLICIES

  CONSOLIDATION PRINCIPLES:

     The consolidated financial statements include the accounts of ITT Industries, Inc. and all majority owned subsidiaries (the "Company"). The Company consolidates companies in which it owns more than 50% of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. All intercompany transactions have been eliminated. See Note 23, "Business Segment Information," for a description of the Company's segments.

  SALES AND REVENUE RECOGNITION:

     The Company recognizes revenues as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. Our Defense Electronics & Services segment generally recognizes sales and anticipated profits under long-term fixed-price contracts based on the units of delivery or the completion of scheduled performance milestones. Estimated contract profits are recorded into earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. Anticipated losses on contracts are recorded when first identified by the Company. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.

  RESEARCH, DEVELOPMENT AND ENGINEERING:

     Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred, except to the extent recoverable under existing contracts. Approximately 78.0%, 76.4% and 74.6% of total RD&E costs were expended pursuant to customer contracts for each of the three years ended December 31, 2002, 2001 and 2000, respectively.

  CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORIES:

     Most inventories are valued at the lower of cost (first-in, first-out or "FIFO") or market. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted when required. Potential losses from obsolete and slow-moving inventories are recorded when identified. Domestic inventories valued under the last-in, first-out ("LIFO") method represent 11.4% and 13.2% of total 2002 and 2001 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used by the Company to value all inventories.

  LONG-LIVED ASSET IMPAIRMENT LOSSES:

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. When the undiscounted net cash flows are less than the carrying amount, losses are recorded for the difference between the discounted net cash flows of the assets and the carrying amount. Losses recognized in 2001 were recorded in restructuring and asset impairments. See Note 4, "Restructuring and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

Asset Impairment Charges," for further discussions on these losses.

  PLANT, PROPERTY AND EQUIPMENT:

     Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the economic useful lives of the assets involved as follows: buildings and improvements -- five to 40 years, machinery and equipment -- two to 10 years, furniture and office equipment -- three to seven years, and other -- five to 40 years. Gains or losses on sale or retirement of assets are included in selling, general and administrative expenses.

  GOODWILL AND OTHER INTANGIBLE ASSETS:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill, the excess of cost over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if circumstances warrant. As of January 1, 2002, pursuant to SFAS No. 142, the Company ceased amortization of all goodwill and indefinite-lived assets. During 2001 and 2000, goodwill was amortized on a straight-line basis over periods not exceeding 40 years, and purchased intangible assets including patents, trademarks and non-compete agreements were amortized on a straight-line basis over their economic useful lives not to exceed 40 years. See Note 2, "Changes in Accounting Pronouncements," for the impact of changes in accounting pronouncements on goodwill amortization.

  INVESTMENTS:

     Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. Such investments were recorded at the lower of cost or estimated net realizable value as of year-end. For investments in which the Company owns or controls 20% or more of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method is used. The Company's share of net income or losses of equity investments is included in miscellaneous (income) expense in the Consolidated Income Statements and was not material in any period presented. Investments are included in other assets in the Consolidated Balance Sheets.

  FOREIGN CURRENCY TRANSLATION:

     Balance sheet accounts are translated at the exchange rate in effect at each year-end; income accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders' equity. The national currencies of the foreign companies are generally the functional currencies. Net gains from foreign currency transactions are reported currently in selling, general and administrative expenses and were $0.3, $2.9 and $2.5 in 2002, 2001, and 2000, respectively.

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

     Additionally, all derivative instruments are recorded on the balance sheet at fair value as derivative assets or derivative liabilities. Subject to certain specific qualifying conditions in SFAS

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), a derivative instrument may be designated either as a hedge of the fair value of an asset or liability (fair value hedge), or as a hedge of the variability of cash flows of an asset or liability or forecasted transaction (cash flow hedge). For a derivative instrument qualifying as a fair value hedge, fair value gains or losses on the derivative instrument are reported in net income, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For a derivative instrument qualifying as a cash flow hedge, fair value gains or losses associated with the risk being hedged are reported in other comprehensive income and released to net income in the period(s) in which the effect on net income of the hedged item is recorded. Fair value gains and losses on a derivative instrument not qualifying as a hedge are reported in net income.

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

  STOCK-BASED EMPLOYEE COMPENSATION:

     At December 31, 2002, the Company has two stock-based employee compensation plans and one stock-based non-employee director's compensation plan, which are described more fully in Note 20, "Shareholders' Equity." The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had compensation cost for these plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                       2002     2001     2000
                                      ------   ------   ------
Net income
 As reported........................  $379.9   $276.7   $264.5
Deduct: Total stock-based employee
 compensation expense determined
 under the fair value based method
 for awards not reflected in net
 income -- net of tax...............   (21.4)   (27.1)   (12.0)
                                      ------   ------   ------
 Pro forma net income...............   358.5    249.6    252.5
Basic earnings per share
 As reported........................  $ 4.17   $ 3.14   $ 3.01
 Pro forma..........................    3.94     2.83     2.87
Diluted earnings per share
 As reported........................  $ 4.06   $ 3.05   $ 2.94
 Pro forma..........................    3.83     2.75     2.81
                                      ------   ------   ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 2002, 2001 and 2000: dividend yield of 1.65%, 1.89% and 1.99%, respectively; expected volatility of 28.30%, 27.61% and 26.79%, respectively; expected life of six years; and risk-free interest rates of 4.78%, 4.91% and 6.73%, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The value of stock based compensation that was recognized in selling, general and administrative expenses within the Consolidated Income Statements during the periods ended December 31, 2002, 2001 and 2000 were $0.6, $0.9, and $1.2, respectively.

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

NOTE 2
CHANGES IN ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 required the Company to record the total fair value of its interest rate swaps ("the Swaps") in the financial statements, which caused an increase to other assets and long-term debt of $39.7, bringing the carrying value of the Swaps to $42.5 at January 1, 2001. The carrying value of the Swaps at December 31, 2001 was $46.2 of which $42.5 was included in other assets and long-term debt and the remaining amount represents accrued interest. The adoption of SFAS No. 133 did not have a material impact on the consolidated results of operations or cash flows of the Company.

     The Company adopted SFAS No. 141, "Business Combinations" ("SFAS No. 141"), effective July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 requires intangible assets other than goodwill be identified. Such intangibles are required to be amortized over their economic useful lives. The adoption of SFAS No. 141, in 2001, did not have a significant impact on the Company's results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations ceased upon adoption of this statement on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of the pronouncement did not have a material impact on the Company's results of operations or financial position.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), effective January 1, 2002. SFAS No. 144 outlines accounting and financial reporting guidelines for the sale or disposal of long-lived

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
assets and discontinued operations. The adoption of the pronouncement did not have a material impact on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value in the period it is incurred and applies prospectively to such activities that are initiated after December 31, 2002. The provisions of this standard are not expected to have a material effect on the Company's future results, results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002 and continues to account for its plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees."

     Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

     Effective January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales. Sales and cost of sales in 2000 increased by approximately $16 due to the adoption of EITF 00-10. The adoption of EITF 00-10 had no effect on operating income, net income, EPS, financial condition or cash flows of the Company.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The Company is currently evaluating the provisions of this interpretation; however, does not believe they will have a material effect on the Company's future results of operations or financial condition. FIN 45 also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 22, "Guarantees, Indemnities and Warranties," for additional information.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The Company is currently evaluating the provisions of this interpretation; however, we do not believe they will have a material impact on the Company's results of operations or financial position.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3
ACQUISITIONS

     During 2002, the Company spent $159.2 primarily for the acquisition of nine entities. Eight of the entities were additions to the Fluid Technology segment and one was within the Defense Electronics & Services segment. The Company does not believe the acquisitions are material individually or in the aggregate to its results of operations or financial condition; however the larger of the acquisitions were as follows:

- Flowtronex PSI Inc. ("Flowtronex"), a manufacturer of modular pumping systems for golf courses and other turf irrigation, sports fields, municipal and commercial properties.

- PCI Membranes, a provider of membrane filtration and chlorine disinfection systems for water treatment and industrial water reuse.

- The Biopharm Manufacturing Division of Martin Petersen Company, Inc., a leading manufacturer of process systems for the biopharmaceutical industry.

     The Company recognized $117.2 of goodwill from these acquisitions, of which approximately $69 was tax deductible. The Fluid Technology segment was assigned $116.6 of goodwill and the Defense Electronics & Services segment was assigned the remaining $0.6.

     In addition, in 2002, the Company finalized purchase price allocations associated with a 2001 acquisition which reduced goodwill by $9.2.

     During 2001, the Company completed several small acquisitions for a total of $90.9, none of which exceeded $50.0. The aggregate acquisition costs exceeded the fair value of the net assets acquired by $72.1 and this excess has been recorded as goodwill. Goodwill related to acquisitions made before June 30, 2001 was amortized over periods up to 40 years. Goodwill related to acquisitions made after June 30, 2001 was not amortized, in accordance with SFAS No. 142.

     In 2001, the Company also finalized purchase price allocations related to acquisitions made prior to 2001, which resulted in an increase to goodwill of $18.3.

     During 2000 the Company completed acquisitions for a combined total of $192.0. The significant acquisitions were as follows:

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

     All acquisitions were accounted for using the purchase method and accordingly, the results of operations of each acquired company are included in the consolidated income statement from the date of acquisition. The purchase price allocations for the 2002 acquisitions have been prepared on a preliminary basis and changes are expected as evaluations of assets and liabilities are completed and as additional information becomes available. The pro forma effect on the Company's net income and earnings per share for these acquisitions, as though the acquisitions occurred as of January 1 of each year, is not material and therefore has not been disclosed herein.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     Restructuring charges for the year ended December 31, 2002 are detailed in the following table:

                                                    CASH
                                                RESTRUCTURING
                                                -------------
Electronic Components.........................      $0.6
Fluid Technology..............................       6.0
Motion & Flow Control.........................       3.0
                                                    ----
TOTAL 2002 CHARGES............................      $9.6
                                                    ====

     During the fourth quarter of 2002, the Company recorded a $9.6 restructuring charge primarily for the closure of two facilities and the severance of 292 persons. Severance of $8.5 represents a majority of the charge and lease payments and other costs represent the remainder. The actions primarily occurred in Fluid Technology and Motion & Flow Control segments.

     The actions within the Fluid Technology segment represent a reduction of its cost structure that management deemed necessary in response to continued weakness within certain of the segment's markets. Planned measures include the closure of the Fairfield, NJ facility and the termination of 147 persons, comprised of 78 office workers, 65 factory workers and four management employees.

     The restructuring plan within the Motion & Flow Control segment was driven by the anticipated loss of certain contracts in the Fluid Handling business during 2003 and the resulting excess capacity. Planned actions include the closure of the Rochester, NY facility, the consolidation of manufacturing and administrative processes, and the termination of 140 employees, comprised of 40 office workers, 97 factory workers and three management employees.

     The actions within the Electronic Components segment represent cost control actions and include the termination of five employees, comprised of three office workers and two management employees.

     The projected cash savings from the 2002 restructuring plan total approximately $53 over the next five years, comprised of approximately $7 in 2003 and approximately $46 between 2004 and 2007. The savings represent lower salary and wage expenditures and decreased facility operating costs. Savings will be reflected in "Cost of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During 2003 the Company anticipates $8.2 of restructuring payments associated with the 2002 restructuring plan and $0.5 thereafter. Future restructuring payments will be funded with cash from operations, supplemented as required with commercial paper borrowings.

     Restructuring and asset impairment charges for the year ended December 31, 2001 are detailed in the following table:

                           CASH          NON-CASH         ASSET
                       RESTRUCTURING   RESTRUCTURING   IMPAIRMENTS   TOTAL
                       -------------   -------------   -----------   -----
Electronic
 Components..........      $37.0           $18.2          $14.4      $69.6
Fluid Technology.....       13.1             2.9             --       16.0
Motion & Flow
 Control.............        7.3             0.8             --        8.1
Corporate and
 Other...............        3.6             0.4             --        4.0
                           -----           -----          -----      -----
Total 2001 charges...      $61.0           $22.3          $14.4      $97.7
                           =====           =====          =====      =====

     On December 14, 2001, the Company announced a restructuring program to reduce structural costs and improve profitability. The program primarily impacted the Electronic Components segment where a significant decline in sales volume occurred from 2000 to 2001 and where management expected a further sales decline in 2002. The restructuring actions at the other locations primarily related to process improvements. The planned restructuring activities involved the closure of five facilities, the discontinuance of 21 products and the termination of approximately 3,400 persons. In the Electronic Components segment, the planned actions included the closure of two facilities, the discontinuance of 21 older products, and workforce terminations of 2,753 persons through the consolidation and outsourcing of functions. Activities in the Fluid Technology segment consisted of the closure of one facility, and workforce reductions of 436 persons through the consolidation and outsourcing of functions. In the Motion & Flow Control segment, planned actions included the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
closure of two facilities and workforce reductions of 183 through the consolidation of functions. In addition, 28 Corporate and shared services positions were to be eliminated.
     Also in the fourth quarter of 2001, the Company recorded asset impairments amounting to $14.4 for machinery and equipment and a cost based investment. These assets were written down to their fair values based on management's projections of the individual future cash flows to be generated by each of the assets. These assets were reviewed for impairment in the fourth quarter of 2001, because at that time business events indicated that the carrying amounts of the assets may not be recovered. Management deemed the market decline experienced in 2001 for certain products to be other than temporary and recognized that there exists significant pricing pressure in the Electronic Components segment that is expected to continue.

     The cash portion of the restructuring charge included approximately $52 for severance and $9 of other, primarily for facility carrying costs to be incurred after the operations cease at the facilities. The non-cash portion of the restructuring charge represents asset impairments that were recorded based on management's projection of the cash flows to be generated by the assets until operations cease.

     Revised future cash savings projections for the period 2003 to 2006 are approximately $281 and consist of decreased facility operating costs and lower salary and wage expenditures. The projected future non-cash savings for the same period are approximately $25 and primarily consist of decreased depreciation and amortization expense.

     Restructuring and asset impairment charges for the year ended December 31, 1999 are detailed in the following table:

                           CASH          NON-CASH
                       RESTRUCTURING   RESTRUCTURING   GOODWILL   TOTAL
                       -------------   -------------   --------   -----
Fluid Technology.....      $ 6.9           $3.2         $15.6     $25.7
Electronic
 Components..........        5.7            1.1             -       6.8
Defense Electronics &
 Services............        0.3              -           4.4       4.7
Motion & Flow
 Control.............        1.9            1.1             -       3.0
                           -----           ----         -----     -----
Total 1999 charges...      $14.8           $5.4         $20.0     $40.2
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The following table displays a rollforward of the cash restructuring accruals:

                                                  DEFENSE     MOTION                 CORPORATE
                                     FLUID      ELECTRONICS   & FLOW    ELECTRONIC      AND
YEAR ENDED DECEMBER 31,            TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     OTHER     TOTAL
-----------------------            ----------   -----------   -------   ----------   ---------   ------
Balance December 31, 1998........    $ 73.8        $15.1      $  1.8      $ 42.7       $ 5.0     $138.4
Payments and other...............     (43.5)        (3.6)       (0.7)      (13.4)       (2.5)     (63.7)
Reversals........................     (19.7)        (8.6)          -       (16.5)          -      (44.8)
1999 charge......................       6.9          0.3         1.9         5.7           -       14.8
                                     ------        -----      ------      ------       -----     ------
Balance December 31, 1999........    $ 17.5        $ 3.2      $  3.0      $ 18.5       $ 2.5     $ 44.7
Payments and other...............     (15.0)        (1.3)       (2.7)       (5.7)       (1.5)     (26.2)
                                     ------        -----      ------      ------       -----     ------
Balance December 31, 2000........    $  2.5        $ 1.9      $  0.3      $ 12.8       $ 1.0     $ 18.5
Payments and other related to
  prior charges..................      (1.4)        (0.9)       (0.3)      (12.4)       (1.0)     (16.0)
2001 charge......................      13.1            -         7.3        37.0         3.6       61.0
Payments related to the 2001
  charge.........................      (2.7)           -        (0.2)       (8.7)          -      (11.6)
                                     ------        -----      ------      ------       -----     ------
Balance December 31, 2001........    $ 11.5        $ 1.0      $  7.1      $ 28.7       $ 3.6     $ 51.9
Payments and other related to
  prior charges..................      (9.2)           -        (4.1)      (15.6)       (2.3)     (31.2)
Reversals of prior charges.......      (1.5)        (1.0)       (1.5)       (8.7)       (0.4)     (13.1)
2002 charge......................       6.0            -         3.0         0.6           -        9.6
Payments related to the 2002
  charge.........................      (0.3)           -           -        (0.6)          -       (0.9)
                                     ------        -----      ------      ------       -----     ------
Balance December 31, 2002........    $  6.5        $   -      $  4.5      $  4.4       $ 0.9     $ 16.3
                                     ======        =====      ======      ======       =====     ======

     During the third and fourth quarters of 2002, $13.1 of restructuring accruals were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals applicable to 2001 planned restructuring actions totaled $11.8 and primarily reflect less than anticipated severance costs on completed actions at each of the segments, the decision not to transfer five product lines (from Santa Ana, California; Weinstadt, Germany; Dole, France, and Basingstoke, UK, to Shenzhen and Tianjin, China), as supply chain issues eliminated the financial viability of the transfers, and the decision to continue partial operations at one of the Electronic Component's facilities. In addition, management determined that one facility within the Fluid Technology segment would remain operational as a suitable outsource supplier could not be identified. The remaining $1.3 of restructuring reversals represents accruals under the 1998 and 1999 restructuring plans that management determined will not be incurred.

     As of December 31, 2002, remaining actions announced during 2001 were to close one facility and the termination of 24 persons. Some severance run-off will occur in 2003 and closed facility expenditures will continue through 2004.

     As of December 31, 2002, the restructuring actions announced in 1998 and 1999 were complete.

NOTE 5

DISCONTINUED OPERATIONS

     In September of 1998, the Company completed the sales of its automotive Electrical Systems business to Valeo SA for approximately $1,700 and its Brake and Chassis unit to Continental AG of Germany for approximately $1,930. These dispositions were treated as discontinued operations. In 1998, the Company received notifications of claims from the buyers of the automotive business requesting post-closing adjustments to the purchase prices under the provisions of the sales agreements. In

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

1999, those claims were submitted to arbitration. In 2001 and early in 2002, both claims were favorably resolved.

     During the fourth quarter of 2001 the Company reassessed its automotive discontinued operations accruals and determined that it had excess accruals on an after-tax basis of approximately $60. The Company reversed these accruals into the Consolidated Income Statements under income from discontinued operations. The excess was primarily related to the favorable foreign tax rulings.

     At December 31, 2002, the Company had automotive discontinued operations accruals of $190.0 that primarily related to taxes ($154.2), product recalls ($8.0), environmental obligations ($14.5), employee benefits ($11.5) and other ($1.9). In 2002, the Company spent approximately $1.0. The Company expects that it will cash settle $154.2 of tax obligations in 2004 or 2005.
NOTE 6

SALES AND REVENUES AND
COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                      For the years ended
                                          December 31,
                                 ------------------------------
                                   2002       2001       2000
                                 --------   --------   --------
Product sales..................  $4,277.1   $4,056.8   $4,309.0
Service revenues...............     708.2      618.9      520.4
                                 --------   --------   --------
Total sales and revenues.......  $4,985.3   $4,675.7   $4,829.4
                                 ========   ========   ========
Costs of product sales.........  $2,765.8   $2,651.3   $2,871.8
Costs of service revenues......     446.1      393.2      323.5
                                 --------   --------   --------
Total costs of sales and
 revenues......................  $3,211.9   $3,044.5   $3,195.3
                                 ========   ========   ========

     The Defense Electronics & Services segment comprises $627.8, $540.5 and $451.2 of total service revenues for the years ended December 31, 2002, 2001 and 2000, respectively, and $374.0, $325.2 and $264.9 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the majority of the remaining balances of service revenues and costs of service revenues.

NOTE 7

INCOME TAXES

     Income tax data from continuing operations is as follows:

                                        For the years ended
                                            December 31,
                                      ------------------------
                                       2002     2001     2000
                                      ------   ------   ------
Pretax income
 U.S. ..............................  $309.2   $190.0   $171.2
 Foreign............................   199.6    143.4    248.7
                                      ------   ------   ------
                                      $508.8   $333.4   $419.9
                                      ======   ======   ======
Provision (benefit) for income tax
Current
 U.S. federal.......................  $(48.0)  $ (9.8)  $ 58.1
 State and local....................     0.9      5.2      8.3
 Foreign............................    44.7     32.7     93.2
                                      ------   ------   ------
                                        (2.4)    28.1    159.6
                                      ------   ------   ------
Deferred
 U.S. federal.......................   104.0     71.1     (3.1)
 State and local....................       -        -        -
 Foreign............................    27.3     17.5     (1.1)
                                      ------   ------   ------
                                       131.3     88.6     (4.2)
                                      ------   ------   ------
Total income tax expense............  $128.9   $116.7   $155.4
                                      ======   ======   ======

     A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

                                            For the years ended
                                               December 31,
                                           ---------------------
                                           2002    2001    2000
                                           -----   -----   -----
Tax provision at U.S. statutory rate.....  35.0%   35.0%   35.0%
Foreign tax rate differential............   0.4     2.1     1.5
Effect of repatriation of foreign
 earnings................................  (1.6)   (4.6)   (0.3)
State income taxes, net of federal
 benefit.................................   0.1     1.0     1.3
Goodwill.................................     -     2.7     1.9
Research & development credit............     -    (0.9)   (1.5)
Tax benefit of foreign sales
 corporation.............................  (0.9)   (1.7)   (0.6)
Capital loss carryback...................  (6.0)      -       -
Other....................................  (1.7)    1.4    (0.3)
                                           ----    ----    ----
Effective income tax expense rate........  25.3%   35.0%   37.0%
                                           ====    ====    ====

     Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Deferred tax assets (liabilities), for which no valuation allowances have been provided, include the following:

                                                December 31,
                                               ---------------
                                                2002     2001
                                               ------   ------
Employee benefits............................  $379.2   $ 26.0
Accelerated depreciation.....................   (42.1)   (31.2)
Nondeductible accruals.......................   146.9    250.3
Long-term contracts..........................     1.1      6.8
Uniform capitalization.......................     9.8      9.3
Loss carryforward............................       -     13.6
Other........................................    38.0     22.8
                                               ------   ------
                                               $532.9   $297.6
                                               ======   ======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $48.6, since these amounts are permanently reinvested.

     As of December 31, 2002, the Company had approximately $23 of foreign tax credit carryforwards. The credit carryforwards will expire as follows: $0.5 on December 31, 2003, $0.2 on December 31, 2004, $10.2 on December 31, 2005 and
$12.1 on December 31, 2006.

     Shareholders' equity at December 31, 2002 and 2001 reflects tax benefits related to the stock options exercised in 2002 and 2001 of approximately $40.2 and $30.8, respectively.

     The IRS is currently examining the federal consolidated tax returns of the Company for the years ended December 31, 1996 and December 31, 1997. The IRS has completed its examination of all years through 1995. As of December 31, 2002, the Company believes the accrual for income taxes payable is sufficient to cover potential liabilities arising from these examinations.

NOTE 8

EARNINGS PER SHARE
     A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

                                        For the years ended
                                            December 31,
                                      ------------------------
                                       2002     2001     2000
                                      ------   ------   ------
Basic Earnings Per Share
 Income from continuing operations
   available to common
   shareholders.....................  $379.9   $216.7   $264.5
 Average common shares outstanding..    91.0     88.1     87.9
                                      ------   ------   ------
Basic earnings per share............  $ 4.17   $ 2.46   $ 3.01
                                      ======   ======   ======
Diluted Earnings Per Share
 Income from continuing operations
   available to common
   shareholders.....................  $379.9   $216.7   $264.5
 Average common shares outstanding..    91.0     88.1     87.9
 Add: Impact of stock options.......     2.6(1)    2.5(2)    2.1(3)
                                      ------   ------   ------
 Average common shares outstanding
   on a diluted basis...............    93.6     90.6     90.0
                                      ------   ------   ------
Diluted earnings per share..........  $ 4.06   $ 2.39   $ 2.94
                                      ======   ======   ======

------------

(1) Options to purchase 49,240 shares of common stock at an average price of $65.60 per share were outstanding at December 31, 2002 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2012.

(2) Options to purchase 12,923 shares of common stock at an average price of $45.87 per share were outstanding at December 31, 2001 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2011.

(3) Options to purchase 3,429,883 shares of common stock at an average price of $36.34 per share were outstanding at December 31, 2000 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire between 2008 and 2010.

NOTE 9

RECEIVABLES, NET

     Receivables consist of the following:

                                                December 31,
                                               ---------------
                                                2002     2001
                                               ------   ------
Trade........................................  $811.2   $766.7
Other........................................    84.8     29.3
Less -- allowance for doubtful accounts......   (27.7)   (21.7)
                                               ------   ------
                                               $868.3   $774.3
                                               ======   ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10

INVENTORIES, NET

     Inventories consist of the following:

                                        December 31,
                                       ---------------
                                        2002     2001
                                       ------   ------
Finished goods.......................  $147.6   $151.1
Work in process......................   195.9    142.2
Raw materials........................   280.3    270.4
Less -- progress payments............   (70.9)   (67.4)
                                       ------   ------
                                       $552.9   $496.3
                                       ======   ======

NOTE 11

OTHER CURRENT ASSETS

     At December 31, 2002 and 2001, other current assets consist primarily of advance payments on contracts, prepaid expenses and capitalized tooling costs.

NOTE 12

PLANT, PROPERTY AND EQUIPMENT, NET

     Plant, property and equipment consist of the following:

                                      December 31,
                                  ---------------------
                                    2002        2001
                                  ---------   ---------
Land and improvements...........  $    60.3   $    55.3
Buildings and improvements......      409.9       366.1
Machinery and equipment.........    1,481.5     1,340.2
Furniture, fixtures and office
  equipment.....................      235.5       214.3
Construction work in progress...       73.3        92.9
Other...........................       44.3        32.7
                                  ---------   ---------
                                    2,304.8     2,101.5
Less -- accumulated depreciation
  and amortization..............   (1,463.6)   (1,310.5)
                                  ---------   ---------
                                  $   841.2   $   791.0
                                  =========   =========

NOTE 13

GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 as of July 1, 2001.

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

     In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is reflected on the face of the consolidated income statements included herein.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Changes in the carrying amount of goodwill for the year ended December 31, 2002 by operating segment are as follows:

                                                DEFENSE     MOTION
                                   FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
YEAR ENDED DECEMBER 31,          TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
-----------------------          ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31,
  2001.........................    $627.2       $303.0      $173.6      $306.2       $5.0      $1,415.0
Goodwill acquired during the
  period.......................     116.6          0.6          --          --         --         117.2
Other, including foreign
  currency translation.........      26.1          0.1         2.5       (10.4)        --          18.3
                                   ------       ------      ------      ------       ----      --------
Balance as of December 31,
  2002.........................    $769.9       $303.7      $176.1      $295.8       $5.0      $1,550.5
                                   ======       ======      ======      ======       ====      ========

     Information regarding the Company's other intangible assets follows:

                                         December 31,
                                        --------------
                                        2002     2001
                                        -----    -----
Amortized intangibles --
  Patents and other...................  $32.1    $29.4
  Accumulated amortization............   (5.7)    (4.8)
Unamortized intangibles --
  Brands and trademarks...............   12.7     12.5
  Pension related.....................   35.3      5.8
                                        -----    -----
  Net intangibles.....................  $74.4    $42.9
                                        =====    =====

     Amortization expense related to intangible assets for the year ended December 31, 2002 was $0.9. Amortization expense for each of the five succeeding years will be approximately $1 per year.
NOTE 14

OTHER ASSETS

     At December 31, 2002 and 2001, other assets primarily consist of prepaid pension expense, employee benefit plan costs, investments in unconsolidated companies, assets held in trusts and other receivables. Assets held in trusts are restricted for specified reasons, primarily environmental remediation costs and employee benefits and totaled $44.6 and $57.1 at December 31, 2002 and 2001, respectively.

     Investments in unconsolidated companies consist of the following:

                                         December 31,
                                        --------------
                                        2002     2001
                                        -----    -----
Investments accounted for under the
  equity method:
  Motion & Flow Control 50% ownership
    of HiSAN joint venture............  $ 9.3    $ 8.5
  Fluid Technology 40% ownership in
    Sam McCoy, Malaysia...............    3.0      3.1
  Fluid Technology other
    investments.......................    2.9      2.6
Investments accounted for under the
  cost method:
  Defense Electronics & Services
    investment in DigitalGlobe Inc.
    securities........................   43.5     38.7
  Defense Electronics & Services
    investment in Mesh Networks.......    8.9      5.9
  Other...............................    2.9      4.0
                                        -----    -----
                                        $70.5    $62.8
                                        =====    =====

     During 2002, 2001 and 2000, the Company recorded sales to unconsolidated affiliates totaling $24.2, $22.6 and $23.4, respectively. In addition, the Company provided services to unconsolidated affiliate companies in 2002, 2001 and 2000 and received $0.5, $0.4 and $0.4, respectively, in exchange for these services. For all investments in unconsolidated companies, the Company's exposure is limited to the amount of the investment. All investments accounted for under the cost method represent voting right interests of less than 20%.

     The HiSAN joint venture is a brake and fuel line supplier to Asian transplant OEM's in the United States. Annual sales of HiSAN are approximately $117. Digital Globe Inc. (formerly known as EarthWatch, Inc.) is a developmental stage company that recently launched a satellite capable of collecting high-resolution digital

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
imagery of the Earth's surface, as well as a comprehensive image collection, enhancement and digital archive system.

NOTE 15

LEASES AND RENTALS

     The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates and may include renewals and escalations. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $60.2, $50.1 and $55.5 for 2002, 2001 and 2000, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2002 are shown below.

2003................................  $ 61.3
2004................................    54.0
2005................................    45.6
2006................................    37.1
2007................................    31.7
2008 and thereafter.................   169.6
                                      ------
Total minimum lease payments........  $399.3
                                      ======

NOTE 16

DEBT

     Debt consists of the following:

                                        December 31,
                                       ---------------
                                        2002     2001
                                       ------   ------
Commercial paper.....................  $264.8   $441.3
Short-term loans.....................    17.0     73.0
Current maturities of long-term
  debt...............................    17.8      2.7
                                       ------   ------
Notes payable and current maturities
  of long-term debt..................  $299.6   $517.0
                                       ======   ======

                                     INTEREST
LONG-TERM DEBT          MATURITY       RATE      2002     2001
--------------          --------     --------   ------   ------
Notes and
  debentures:........    6/15/2003     8.875%   $ 13.5   $ 13.5
                          2/1/2008     8.875%     13.2     13.2
                          5/1/2011     6.500%     31.7     31.7
                          7/1/2011     7.500%     37.4     37.4
                         2/15/2021     9.750%     19.1     19.1
                         4/15/2021     9.500%     13.6     13.6
                        11/15/2025     7.400%    250.0    250.0
                         8/25/2048          (1)   41.0     41.0
Other................  2002 - 2014          (2)   22.2     23.6
Interest rate swaps..........................     93.0     42.5
                                                ------   ------
Subtotal notes and debentures................    534.7    485.6
Less - unamortized discount..................    (24.7)   (26.5)
                                                ------   ------
Long-term debt...............................    510.0    459.1
Less - current maturities....................    (17.8)    (2.7)
                                                ------   ------
Net long-term debt...........................   $492.2   $456.4
                                                ======   ======

------------

(1) The interest rate for the note/debenture was 1.28% and 2.04% at December 31, 2002 and 2001, respectively.

(2) The weighted average interest rate was 5.24% and 5.50% at December 31, 2002 and 2001, respectively.

     Principal payments required on long-term debt for the next five years are:

2003    2004   2005   2006   2007
----    ----   ----   ----   ----
$17.8   $1.6   $3.7   $3.6   $2.2
=====   ====   ====   ====   ====

     The weighted average interest rate for short-term borrowings was 1.73% and 2.69% at December 31, 2002 and 2001, respectively. The fair value of the Company's short-term loans approximates carrying value. The fair value of the Company's long-term debt is estimated based on comparable corporate debt with similar remaining maturities. As of December 31, 2002, the fair value of long-term debt was $517.9, compared to the fair value of $493.1 at December 31, 2001. The year over year increase in fair value reflects the impact of the decline in interest rates experienced during 2002.

     In November 2000, the Company entered into a revolving credit agreement, which expires in November 2005, with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"),

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
plus a spread, which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.75 times. At December 31, 2002, the Company's coverage ratio was well in excess of the minimum requirement. The commitment fee on the revolving credit agreement is .125% of the total commitment, based on the Company's current debt ratings. The revolving credit agreement serves as backup for the commercial paper program and is not otherwise restricted.

     Assets pledged to secure indebtedness amounted to $39.9 as of December 31, 2002.

NOTE 17

CASH FLOW INFORMATION

     The change in receivables, inventories, payables and accrued expenses listed on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2002, 2001 and 2000 consist of the following:

TWELVE MONTHS ENDED
DECEMBER 31,                  2002     2001      2000
-------------------           -----   -------   ------
Change in accounts
  receivable................  $ 3.7   $  69.1   $(87.4)
Change in inventories.......   (3.5)     (2.4)    41.3
Change in accounts payable
  and accrued expenses......   34.0    (135.2)    19.2
                              -----   -------   ------
Change in receivables,
  inventories, accounts
  payable and accrued
  expenses..................  $34.2   $ (68.5)  $(26.9)
                              =====   =======   ======

NOTE 18

FINANCIAL INSTRUMENTS

     The Company uses a variety of derivative financial instruments, including interest rate swaps, foreign currency forward contracts and/or swaps, and on a limited basis, commodity collar contracts, as a means of hedging exposure to interest rate, foreign currency and commodity price risks.

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

  FINANCING STRATEGIES AND INTEREST RATE RISK MANAGEMENT:

     The Company maintains a multi-currency debt portfolio to fund its operations. The Company at times uses interest rate swaps to manage the Company's debt portfolio, the related financing costs and interest rate structure.

     At December 31, 2002 and 2001, the Company had interest rate swaps outstanding with notional values totaling $349.4. The carrying value of the swaps at December 31, 2002 and 2001 were $97.0 and $46.2, including $4.0 and $3.7 of accrued interest, respectively. The swaps were designed to manage the interest rate exposure associated with certain long-term debt. The swaps mature at various dates through 2025 and effectively convert much of the long-term debt mentioned in Note 16 above from fixed to variable rate borrowings. The variable interest rates are based on three-month LIBOR rates plus a spread, which reflects the Company's debt rating, and the coupon of the underlying long-term obligations. The weighted average variable and fixed interest rates were 1.51% and 7.45% at December 2002. There were no ineffective portions of the interest rate swaps and no amounts were excluded from the assessment of effectiveness.

  FOREIGN CURRENCY RISK MANAGEMENT:

     The Company has significant foreign operations and conducts business in various foreign currencies. The Company may periodically hedge net investments in currencies other than its own functional currency and non-functional currency cash flows and obligations, including intercompany financings. Changes in the spot rate of debt instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of shareholders' equity. The Company regularly monitors its foreign currency exposures and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

     There were no foreign currency cash flow hedges outstanding as of December 31, 2002. As of December 31, 2001, the Company had one foreign currency cash flow hedge that had appreciations of less than $0.1 during 2001. There were no changes in the forecasted transactions during 2002 or 2001 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contract utilized to hedge cash flow exposures was $1.1 at December 31, 2001. The applicable fair value at December 31, 2001 was $1.1. There was no ineffective portion of changes in fair values of cash flow hedge positions reported in earnings for the twelve month periods ended December 31, 2002 and 2001 and no amounts were excluded from the measure of effectiveness reported in earnings during the twelve month periods ended December 31, 2002 and 2001.

     At December 31, 2002 and 2001, the Company had foreign forward contracts with notional amounts of $109.1 and $50.3, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values of the contracts were net short positions of $42.3 and $11.5 at December 31, 2002 and 2001, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during 2002 and 2001 amounted to $0.1 and $0.6, respectively. There were no amounts excluded from the measure of effectiveness.

     The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

NOTE 19

EMPLOYEE BENEFIT PLANS

  PENSION PLANS:

     The Company sponsors numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments and real estate. In addition to Company sponsored pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company's contribution to such plans amounted to $0.4, $0.4 and $1.5 for the years ended 2002, 2001 and 2000, respectively.

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

  INVESTMENT AND SAVINGS PLANS:

     The Company sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $25.3, $23.9 and $19.1 for the years ended 2002, 2001 and 2000, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Changes in the benefit obligations, changes in plan assets, the weighted-average assumptions and the components of net periodic benefit cost for the years ended 2002, 2001 and 2000 were as follows:

                                                                           PENSION               OTHER BENEFITS
                                                                    ----------------------     -------------------
                                                                      2002          2001        2002        2001
                                                                    ---------     --------     -------     -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year......................     $ 3,617.0     $3,442.3     $ 496.6     $ 470.5
  Service cost.................................................          61.9         58.9         4.9         5.0
  Interest cost................................................         251.2        246.2        37.7        34.7
  Amendments made during the year..............................           4.0         26.7          --          --
  Actuarial (gain) loss........................................         332.6         96.1        90.3        25.1
  Benefits paid................................................        (246.7)      (238.7)      (41.4)      (38.7)
  Effect of currency translation...............................          38.7        (14.5)         --          --
                                                                    ---------     --------     -------     -------
  Benefit obligation at end of year............................     $ 4,058.7     $3,617.0     $ 588.1     $ 496.6
                                                                    =========     ========     =======     =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year...............     $ 3,233.5     $3,652.1     $ 213.3     $ 241.1
  Actual return on plan assets.................................        (338.5)      (189.6)      (20.9)       (6.5)
  Employer contributions.......................................          56.3         12.5          --          --
  Employee contributions.......................................           0.9          0.6          --          --
  Benefits paid................................................        (231.8)      (225.5)      (14.6)      (21.3)
  Effect of currency translation...............................          14.4        (16.6)         --          --
                                                                    ---------     --------     -------     -------
  Fair value of plan assets at end of year.....................     $ 2,734.8     $3,233.5     $ 177.8     $ 213.3
                                                                    =========     ========     =======     =======
  Funded status................................................     $(1,323.9)    $ (383.5)    $(410.3)    $(283.3)
  Unrecognized net transition asset............................           0.5          0.8          --          --
  Unrecognized net actuarial (gain) loss.......................       1,463.1        444.8       225.3       106.3
  Unrecognized prior service cost..............................          30.4         35.5       (13.7)      (18.9)
  Minimum pension liability adjustment.........................      (1,237.5)       (35.8)         --          --
                                                                    ---------     --------     -------     -------
  Prepaid (accrued) benefit cost recognized in the balance
    sheet......................................................     $(1,067.4)    $   61.8     $(198.7)    $(195.9)
                                                                    =========     ========     =======     =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
  Discount rate................................................          6.44%        7.14%       6.50%       7.25%
  Expected return on plan assets...............................          8.86%        9.61%       9.00%       9.75%
  Rate of future compensation increase.........................          4.88%        4.89%       5.00%       5.00%

                                                                     PENSION                  OTHER BENEFITS
                                                           ---------------------------   ------------------------
                                                            2002      2001      2000      2002     2001     2000
                                                           -------   -------   -------   ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost...........................................  $  61.9   $  58.9   $  56.7   $  4.9   $  5.0   $  4.3
  Interest cost..........................................    251.2     246.2     241.4     37.7     34.7     33.2
  Expected return on plan assets.........................   (335.0)   (325.2)   (302.8)   (19.8)   (22.5)   (24.0)
  Amortization of transitional asset.....................      0.3      (0.3)     (5.8)      --       --       --
  Amortization of net actuarial (gain) loss..............      3.2       2.3       1.7      8.4      2.1     (0.7)
  Amortization of prior service cost.....................      8.0       9.0       8.6     (5.2)    (5.9)    (5.9)
                                                           -------   -------   -------   ------   ------   ------
  Net periodic benefit cost..............................  $ (10.4)  $  (9.1)  $  (0.2)  $ 26.0   $ 13.4   $  6.9
                                                           -------   -------   -------   ------   ------   ------

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 10.0% for 2002. The rate was assumed to be 9.0% for 2003, decreasing ratably to 5.0% in 2007. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $33.8 and the aggregate service and interest cost components by $2.4. A decrease of one percent in the trend rate would

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
reduce the benefit obligation by $29.8 and the aggregate service and interest cost components by $2.0. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

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

NOTE 20

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

     The rights issued pursuant to the Rights Agreement (the "Rights") are currently attached to, and trade with, the Common Stock. The Rights Agreement provides, among other things, that if any person acquires more than 15% of the outstanding Common Stock, the Rights will entitle the holders other than the Acquiring Person (or its Affiliates or Associates) to purchase Series A Stock at a significant discount to its market value. Rights beneficially owned by the Acquiring Person, including any of its Affiliates or Associates, become null and void and non-transferable. Rights generally are exercisable at any time after the Distribution Date and at, or prior to, the earlier of the 10th anniversary of the date of the Rights Agreement or the Redemption Date. The Company may, subject to certain exceptions, redeem the Rights as provided for in the Rights Agreement. Each 1/1,000th of a share of Series A Stock would be entitled to vote and participate in dividends and certain other distributions on an equivalent basis with one share of Common Stock. Under certain circumstances specified in the Rights Agreement, the Rights become nonredeemable for a period of time and the Rights Agreement may not be amended during such period.

     As of December 31, 2002 and 2001, 53,323,493 and 56,361,307 shares of
Common Stock were held in treasury, respectively.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option incentive plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below (shares in thousands):

                                         2002                        2001                        2000
                               -------------------------   -------------------------   -------------------------
                                        WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                               SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                               ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at beginning of
  year.......................  9,426         $29.21        11,856        $26.15        11,752        $23.95
Granted......................  2,114          51.06        2,077          37.14        1,938          33.13
Exercised....................  (3,628)        27.93        (4,415)        24.72        (1,737)        18.89
Canceled or expired..........    (25)         48.33          (92)         28.88          (97)         29.06
                               ------        ------        ------        ------        ------        ------
Outstanding at end of year...  7,887         $35.59        9,426         $29.21        11,856        $26.15
                               ======        ======        ======        ======        ======        ======
Options exercisable at
  year-end...................  7,834         $35.39        8,636         $28.22        8,721         $22.81
                               ======        ======        ======        ======        ======        ======
Weighted-average fair value
  of options granted during
  the year...................                $15.77                      $11.04                      $10.78
                                             ======                      ======                      ======

     The following table summarizes information about the Company's stock options at December 31, 2002 (shares in thousands):

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          ------------------------------------------------     ---------------------------
                                     WEIGHTED-AVERAGE
RANGE OF                                REMAINING         WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
EXERCISE PRICES           NUMBER     CONTRACTUAL LIFE      EXERCISE PRICE      NUMBER      EXERCISE PRICE
---------------           ------     ----------------     ----------------     ------     ----------------
$15.69 - 15.72..........    466         1.7 years              $15.69            466           $15.69
 20.32 - 28.38..........  1,569         3.3 years               23.70          1,569            23.70
 30.31 - 36.88..........  3,027         7.0 years               34.30          3,027            34.30
 37.50 - 46.04..........  1,059         6.1 years               39.76          1,059            39.76
 50.65 - 69.11..........  1,766         9.0 years               51.12          1,713            50.67
                          -----                                                -----
                          7,887                                                7,834
                          -----                                                -----

     As of December 31, 2002, 5,866,875 shares were available for future grants. Effective January 1, 2003, option shares available for future grants increased by 2,394,942 as a result of the annual limitation formulas established in the 1994 ITT Industries Incentive Stock Plan and the 2002 ITT Industries Stock Option Plan for Non-Employee Directors. The 1994 incentive stock plan also provides for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged or pledged. There were 10,000 restricted shares awarded in 2002 and no restricted shares awarded in 2001 and 2000.

     During 2002, 2001 and 2000, pursuant to the ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors, the Company awarded 6,098, 7,469 and 13,626 restricted shares with five-year restriction periods, respectively, in payment of the annual retainer for such directors. Restrictions may lapse earlier depending on certain circumstances.

NOTE 21

COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities (including toxic tort, property damage, and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, asbestos exposure, or other product liability related matters), employment and pension matters, government contract issues and commercial or contractual disputes,

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Accruals have been established where the outcome of the matter is probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

  ENVIRONMENTAL:

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, "Accounting Policies." In management's opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of December 31, 2002, the Company is responsible, or is alleged to be responsible, for 104 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At December 31, 2002, the Company calculated a best estimate of $113.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $85 and the high range estimate for those liabilities is $174. On an annual basis the Company spends between $11 and $14 on its environmental remediation liabilities.

     The Company has been involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The PRPs have agreed to operate the system for an additional 10 years. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system. Accordingly, at this time, ITT does not anticipate a default by any of the PRPs which would increase the Company's allocated share of the liability. As of December 31, 2002, the Company's accrual for this liability was $11.3 representing its best estimate; its low estimate for the liability is $7.4 and its high estimate is $16.4.

     ITT operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has been investigating the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
site in coordination with state and federal environmental authorities. A remedy for the site has not yet been selected. Currently, the estimated range for the costs of the additional investigation and the anticipated remediation is between $5.6 and $20.1 with a best estimate of $11.9. The Company has accrued $11.9 for this matter.

     ITT has been involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT, Higbie Manufacturing, prior to the time ITT acquired the company. ITT and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's. The Company's current estimates for its exposure are between $3.2 and $6.6. It has an accrual for this matter of $4.6 which represents its best estimate of its current liabilities. ITT does not anticipate a default on the part of the other PRPs.

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in early 2003. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive. A portion of the recoveries from the insurance settlements have been placed in a trust and are used to reimburse the Company for its environmental costs.

  PRODUCT LIABILITY:

     ITT and its subsidiary Goulds Pumps, Inc. ("Goulds") have been joined as defendants with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These actions against the Company have been managed by our historic product liability insurance carriers, and all claims, including all defense and settlement costs, have been covered by those same carriers. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that ITT companies were distributors for other manufacturers' products that may have contained asbestos.

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

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463, both of which commenced after December 31, 2002. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending for several years. The Company is continuing to receive insurance payments during the pendency of these actions. The Company

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
does not believe that the existence or pendency of these actions will have any impact on the Company's consolidated financial position, results of operations or cash flows.

     The Company has received notice of a suit filed in El Paso, Texas relating to its Gilfillian Division, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. The Company's insurer has accepted the defense of this matter. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

  OTHER:

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

NOTE 22

GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES:

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2002 the Company has an accrual of $8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2002 the Company has an accrual of $14.5 which is its best estimate of the potential exposure.

     Since its incorporation in 1920, the Company has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. The Company does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. The Company has separately discussed material indemnities provided within the last seven years.

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company would be required to perform under these guarantees if the District failed to provide interest payments or principal payments due to the bond holders. The maximum amount of the undiscounted future payments on these guarantees equal $28.9. At December 31, 2002, the Company does not believe that a loss contingency is probable for these guarantees and therefore does not have an accrual recorded in its financial statements. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At December 31, 2002, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $46.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2002, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

  PRODUCT WARRANTIES:

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At December 31, 2002, the Company has a product warranty accrual in the amount of $40.4.

PRODUCT WARRANTY LIABILITIES

                           ACCRUALS FOR       CHANGES IN PRE-EXISTING
BEGINNING BALANCE       PRODUCT WARRANTIES     WARRANTIES INCLUDING                       ENDING BALANCE
JANUARY 1, 2002        ISSUED IN THE PERIOD    CHANGES IN ESTIMATES       (PAYMENTS)     DECEMBER 31, 2002
-----------------      --------------------   -----------------------     ----------     -----------------
     $37.7                    $21.1                    $0.1                 ($18.5)            $40.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 23

BUSINESS SEGMENT INFORMATION

                                                        DEFENSE     MOTION                  CORPORATE,
                                           FLUID      ELECTRONICS   & FLOW    ELECTRONIC   ELIMINATIONS
                                         TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     & OTHER       TOTAL
                                         ----------   -----------   -------   ----------   ------------   --------
2002
Sales and revenues.....................   $1,956.3     $1,513.9     $935.5      $583.5       $   (3.9)    $4,985.3
Operating income (loss)................      251.5        154.0      122.4        70.4          (60.7)       537.6
Net interest expense...................                                                                       32.4
Miscellaneous (income) expense.........                                                                       (3.6)
                                                                                                          --------
Income from continuing operations
  before income tax expense............                                                                   $  508.8
                                                                                                          ========
Long-lived assets......................      342.3        153.4      209.6       131.7            4.2        841.2
Investments in unconsolidated
  companies............................        7.3         53.9        9.3          --             --         70.5
Total assets...........................    1,867.5        850.1      661.3       685.7        1,325.0      5,389.6
Gross plant additions..................       45.8         36.7       39.7        30.3            0.7        153.2
Depreciation...........................       57.6         26.8       39.5        27.2            0.9        152.0
Amortization...........................        5.3           --        4.6         5.6            3.9         19.4
                                          --------     --------     ------      ------       --------     --------
2001
Sales and revenues.....................   $1,829.7     $1,304.8     $898.7      $647.0       $   (4.5)    $4,675.7
Operating income (loss):
  Before goodwill amortization
    expense............................      220.6        132.1      114.1        25.8          (55.1)       437.5
  Goodwill amortization expense........       18.2          8.5        4.5         9.5             --         40.7
                                          --------     --------     ------      ------       --------     --------
  Operating income (loss)..............      202.4        123.6      109.6        16.3          (55.1)       396.8
                                                                                                          --------
Net interest expense...................                                                                       62.0
Miscellaneous (income) expense.........                                                                        1.4
                                                                                                          --------
Income from continuing operations
  before income tax expense............                                                                   $  333.4
                                                                                                          ========
Long-lived assets......................      321.6        141.8      199.0       123.6            5.0        791.0
Investments in unconsolidated
  companies............................        6.9         47.4        8.5          --             --         62.8
Total assets...........................    1,616.4        793.7      635.6       714.1          748.6      4,508.4
Gross plant additions..................       55.6         31.0       43.1        44.0            0.3        174.0
Depreciation...........................       54.5         24.9       33.8        38.2            1.8        153.2
Amortization...........................       22.3          8.7        8.7        14.8            5.2         59.7
                                          --------     --------     ------      ------       --------     --------
2000
Sales and revenues.....................   $1,834.2     $1,334.6     $888.9      $774.6       $   (2.9)    $4,829.4
Operating income (loss):
  Before goodwill amortization
    expense............................      224.0        125.8      129.3       103.9          (53.7)       529.3
  Goodwill amortization expense........       17.8          8.5        5.0         4.9             --         36.2
                                          --------     --------     ------      ------       --------     --------
  Operating income (loss)..............      206.2        117.3      124.3        99.0          (53.7)       493.1
Net interest expense...................                                                                       75.2
Miscellaneous (income) expense.........                                                                       (2.0)
                                                                                                          --------
Income from continuing operations
  before income tax expense............                                                                   $  419.9
                                                                                                          ========
Long-lived assets......................      343.3        138.8      198.1       160.9           24.3        865.4
Investments in unconsolidated
  companies............................        6.9         37.2        7.6         0.4             --         52.1
Total assets...........................    1,656.8        861.0      676.3       751.8          665.5      4,611.4
Gross plant additions..................       55.6         35.1       44.6        45.8           (0.5)       180.6
Depreciation...........................       55.1         26.1       31.4        35.7            2.3        150.6
Amortization...........................       18.4          8.5        8.3        10.0            6.0         51.2
                                          --------     --------     ------      ------       --------     --------

                                                            NET SALES AND REVENUES*          LONG-LIVED ASSETS
                                                         ------------------------------   ------------------------
                                                           2002       2001       2000      2002     2001     2000
                                                         --------   --------   --------   ------   ------   ------
GEOGRAPHICAL INFORMATION
  United States........................................  $2,868.6   $2,781.8   $2,830.4   $462.9   $453.9   $497.3
  Western Europe.......................................   1,229.2    1,179.5    1,216.2    315.7    268.1    297.2
  Asia Pacific.........................................     355.2      295.1      362.1     43.7     43.5     46.7
  Other................................................     532.3      419.3      420.7     18.9     25.5     24.2
                                                         --------   --------   --------   ------   ------   ------
  Total Segments.......................................  $4,985.3   $4,675.7   $4,829.4   $841.2   $791.0   $865.4
                                                         ========   ========   ========   ======   ======   ======

---------------

* Net sales to external customers are attributed to individual regions based upon the destination of product or service delivery.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Sales and revenues by product category, net of intercompany balances, is as follows:

                           2002       2001       2000
                         --------   --------   --------
Sales and Revenues by
  Product Category
  Pumps & Complementary
    Products...........  $1,956.3   $1,829.6   $1,834.0
  Defense Products.....     885.9      764.4      883.4
  Defense Services.....     627.8      540.5      451.2
  Connectors &
    Switches...........     560.2      609.4      734.0
  Fluid Handling.......     470.3      437.3      425.6
  Flow Control.........     156.1      166.5      159.1
  Brakes...............     153.6      146.6      140.0
  Marine Products......      76.7       68.1       78.2
  Shock Absorbers......      75.8       77.0       82.6
  Network Systems &
    Services...........      22.6       36.3       40.6
  Other................        --         --        0.7
                         --------   --------   --------
  Total................  $4,985.3   $4,675.7   $4,829.4
                         ========   ========   ========

     Defense Electronics & Services had sales and revenues from the United States government of $1,105.3, $1,104.9 and $1,023.6 for 2002, 2001 and 2000,
respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

  FLUID TECHNOLOGY:

     This segment contains the Company's pump businesses, including brands such as Flygt(R), Goulds(R), Bell & Gossett(R), A-C Pump(R), Lowara(R), Vogel(R), and Richter(TM) making the Company the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers, engineered valves and related products with brand names such as McDonnell & Miller(R) and ITT Standard(R) in addition to those mentioned above. This segment comprises approximately 39% of the Company's sales and revenues and approximately 42% of its segment operating income for 2002.

  DEFENSE ELECTRONICS & SERVICES:

     The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 41% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 73%, 85% and 77% of 2002, 2001 and 2000 Defense Electronics & Services sales and revenues, respectively, were to the U.S. government. The Defense Electronics & Services segment comprises about 30% of the Company's sales and revenues and 26% of its segment operating income in 2002.

  MOTION & FLOW CONTROL:

     Businesses in the Motion & Flow Control segment produce switches and valves for industrial and aerospace applications, products for the marine and leisure markets under the brands Jabsco(R), Rule(R), Flojet(R) and Danforth(R), fluid handling materials such as tubing systems and connectors for various automotive and industrial markets, specialty shock absorbers under the brand KONI and brake components for the transportation industry. The Motion & Flow Control segment comprises approximately 19% of the Company's sales and revenues and approximately 20% of its segment operating income for 2002.

  ELECTRONIC COMPONENTS:

     This business consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in communications, computing, aerospace and industrial applications as well as network services. This segment comprises about 12% of the Company's sales and revenues and 12% of its segment operating income for 2002.

 CORPORATE AND OTHER:

     This primarily includes the operating results and assets of Corporate Headquarters.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 24

QUARTERLY RESULTS FOR 2002 AND 2001

                                                                              THREE MONTHS ENDED
                                                           --------------------------------------------------------
                                                           MAR. 31     JUNE 30     SEPT. 30    DEC. 31       YEAR
                                                           --------    --------    --------    --------    --------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)
2002
Sales and revenues.......................................  $1,185.8    $1,320.1    $1,235.1    $1,244.3    $4,985.3
Costs of sales and revenues..............................     770.6       866.0       798.8       776.5     3,211.9
Income from continuing operations........................      71.5        92.9       120.4        95.1       379.9
Net income...............................................      71.5        92.9       120.4        95.1       379.9
Income from continuing operations per share
  -- Basic...............................................  $   0.80    $   1.02    $   1.31    $   1.04    $   4.17
  -- Diluted(a)..........................................  $   0.77    $   0.99    $   1.28    $   1.01    $   4.06
Net income per share
  -- Basic...............................................  $   0.80    $   1.02    $   1.31    $   1.04    $   4.17
  -- Diluted(a)..........................................  $   0.77    $   0.99    $   1.28    $   1.01    $   4.06
Common stock information
Price range:
  High...................................................  $  64.50    $  70.85    $  70.46    $  66.38    $  70.85
  Low....................................................  $  45.80    $  62.40    $  53.91    $  56.90    $  45.80
  Close..................................................  $  63.04    $  70.60    $  62.33    $  60.69    $  60.69
Dividends per share......................................  $   0.15    $   0.15    $   0.15    $   0.15    $   0.60
                                                           --------    --------    --------    --------    --------
2001
Sales and revenues.......................................  $1,186.0    $1,184.3    $1,123.6    $1,181.8    $4,675.7
Costs of sales and revenues..............................     771.7       773.3       736.3       763.2     3,044.5
Income from continuing operations........................      59.1        76.1        67.5        14.0       216.7
Net income...............................................      59.1        76.1        67.5        74.0       276.7
Income from continuing operations per share
  -- Basic(a)............................................  $   0.67    $   0.87    $   0.77    $   0.16    $   2.46
  -- Diluted.............................................  $   0.65    $   0.84    $   0.75    $   0.15    $   2.39
Net income per share
  -- Basic(a)............................................  $   0.67    $   0.87    $   0.77    $   0.84    $   3.14
  -- Diluted.............................................  $   0.65    $   0.84    $   0.75    $   0.81    $   3.05
Common stock information
Price range:
  High...................................................  $  44.25    $  49.00    $  46.20    $  52.00    $  52.00
  Low....................................................  $  35.55    $  37.95    $  42.00    $  43.19    $  35.55
  Close..................................................  $  38.75    $  44.25    $  44.80    $  50.50    $  50.50
Dividends per share......................................  $   0.15    $   0.15    $   0.15    $   0.15    $   0.60
                                                           --------    --------    --------    --------    --------

------------
(a) The sum of the quarters' earnings per share does not equal the full year amounts due to rounding.

     The above table reflects the range of market prices of the Company's common stock for 2002 and 2001. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company's common stock is traded, under the symbol "ITT." The Company's common stock is listed on the following exchanges: Frankfurt, London, Midwest, New York, Pacific, and Paris.

     During the period from January 1, 2003 through February 28, 2003, the high and low reported market prices of the Company's common stock were $62.09 and $54.11, respectively. The Company declared dividends of $0.16 per common share in the first quarter of 2003. There were approximately 33,243 holders of record of the Company's common stock on February 28, 2003.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                      BALANCE    CHARGED TO                 WRITE-OFF/
                                        AT       COSTS AND    TRANSLATION   PAYMENTS/    BALANCE AT
                                     JANUARY 1    EXPENSES    ADJUSTMENT      OTHER      DECEMBER 31
                                     ---------   ----------   -----------   ----------   -----------

YEAR ENDED DECEMBER 31, 2002
Trade Receivables -- Allowance for
  doubtful accounts................   $ 21.7       $  5.8        $ 1.4        $ (6.2)      $ 22.7
Restructuring......................     51.9          9.6           --         (45.2)        16.3

YEAR ENDED DECEMBER 31, 2001
Trade Receivables -- Allowance for
  doubtful accounts................   $ 21.0       $  5.9        $(0.7)       $ (4.5)      $ 21.7
Restructuring......................     18.5         61.0           --         (27.6)        51.9

YEAR ENDED DECEMBER 31, 2000
Trade Receivables -- Allowance for
  doubtful accounts................   $ 22.1       $  9.0        $(0.9)       $ (9.2)      $ 21.0
Restructuring......................     44.7           --           --         (26.2)        18.5

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

March 27, 2003

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
          /s/ LOUIS J. GIULIANO               Chairman, President and Chief           March 11, 2003
------------------------------------------      Executive Officer and Director
            LOUIS J. GIULIANO
      (PRINCIPAL EXECUTIVE OFFICER)

          /s/ DAVID J. ANDERSON               Senior Vice President and Chief         March 11, 2003
------------------------------------------      Financial Officer
            DAVID J. ANDERSON
      (PRINCIPAL FINANCIAL OFFICER)

           /s/ RAND V. ARASKOG                Director                                March 11, 2003
------------------------------------------
             RAND V. ARASKOG

          /s/ CURTIS J. CRAWFORD              Director                                March 11, 2003
------------------------------------------
            CURTIS J. CRAWFORD

          /s/ CHRISTINA A. GOLD               Director                                March 11, 2003
------------------------------------------
            CHRISTINA A. GOLD

          /s/ /S/ RALPH F. HALE               Director                                March 11, 2003
------------------------------------------
              RALPH F. HALE

            /s/ JOHN J. HAMRE                 Director                                March 11, 2003
------------------------------------------
              JOHN J. HAMRE

          /s/ RAYMOND W. LEBOEUF              Director                                March 11, 2003
------------------------------------------
            RAYMOND W. LEBOEUF

          /s/ FRANK T. MACINNIS               Director                                March 11, 2003
------------------------------------------
            FRANK T. MACINNIS

           /s/ LINDA S. SANFORD               Director                                March 11, 2003
------------------------------------------
             LINDA S. SANFORD

         /s/ MARKOS I. TAMBAKERAS             Director                                March 11, 2003
------------------------------------------
           MARKOS I. TAMBAKERAS

                                 CERTIFICATIONS

I, Louis J. Giuliano certify that:

          1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of ITT Industries, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:    /s/ LOUIS J. GIULIANO
                                            ------------------------------------
                                              Name: Louis J. Giuliano
                                              Title:   Chairman, President and
                                                       Chief Executive Officer
                                                       (Principal executive
                                                       officer)

Date: March 27, 2003

I, David J. Anderson, certify that:

          1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of ITT Industries, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ DAVE J. ANDERSON
                                            ------------------------------------
                                              Name: Dave J. Anderson
                                              Title:   Senior Vice President and
                                                       Chief Financial Officer
                                                       (Principal financial
                                                       officer)

Date: March 27, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
   3
          (a)  ITT Industries, Inc.'s Restated
                 Articles of Incorporation...........    Incorporated by reference to Exhibit
                                                         3(i) to ITT Industries' Form 10-Q for
                                                           the quarterly period ended June 30,
                                                           1997 (CIK No. 216228, File No.
                                                           1-5627).
          (b)  Form of Rights Agreement between ITT
                 Indiana, Inc. and The Bank of New
                 York, as Rights Agent...............    Incorporated by reference to Exhibit 1
                                                         to ITT Industries' Form 8-A dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (c)  ITT Industries, Inc.'s By-laws, as
                 amended December 3, 2002............    Attached.
   4      Instruments defining the rights of security
          holders, including indentures..............    Not required to be filed. The
                                                         Registrant hereby agrees to file with
                                                           the Commission a copy of any
                                                           instrument defining the rights of
                                                           holders of long-term debt of the
                                                           Registrant and its consolidated
                                                           subsidiaries upon request of the
                                                           Commission.
   9      Voting Trust Agreement.....................    None.
  10      Material contracts
          (a)  ITT Industries 1997 Long-Term
                 Incentive Plan......................    Incorporated by reference to Appendix
                                                         II to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (b)  ITT Industries 1997 Annual Incentive
                 Plan for Executive Officers.........    Incorporated by reference to Appendix
                                                         I to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (c)  Form of group life insurance plan for
                 non-employee members of the Board of
                 Directors...........................    Incorporated by reference to exhibits
                                                         to ITT Delaware's Form 10-K for the
                                                           fiscal year ended December 31, 1983
                                                           (CIK No. 216228, File No. 1-5627).
          (d)  ITT Industries 1986 Incentive Stock
                 Plan................................    Incorporated by reference to ITT
                                                           Delaware's Registration Statement on
                                                           Form S-8 (Registration No. 33-5412)
                                                           (CIK No. 216228, File No. 1-5627).
          (e)  Form of indemnification agreement with
                 directors...........................    Incorporated by reference to Exhibit
                                                           10(h) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (f)  ITT Industries, Inc. Senior Executive
                 Severance Pay Plan..................    Incorporated by reference to Exhibit
                                                           10.15 to ITT Industries' Form 8-B
                                                           dated December 20, 1995 (CIK No.
                                                           216228, File No. 1-5627).

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

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (q)  Agreement with Continental AG with
                 respect to the sale of the
                 Automotive Brakes and Chassis
                 Business............................    Incorporated by reference to Exhibit
                                                         2.1 to ITT Industries' Form 8-K
                                                           Current Report dated October 13,
                                                           1998 (CIK No. 216228, File No.
                                                           1-5627).
          (r)  ITT Industries Deferred Compensation
                 Plan................................    Incorporated by reference to Exhibit
                                                           10(r) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 2000 (CIK No. 216228, File No.
                                                           1-5627).
  11      Statement re computation of per share
            earnings.................................    Not required to be filed.
  12      Statement re computation of ratios.........    Filed herewith.
  13      Annual report to security holders, Form
            10-Q or quarterly report to security         Not required to be filed.
            holders..................................
  14      ITT Industries, Inc. Code of Corporate         Attached
            Conduct..................................
  16      Letter re change in certifying                 Incorporated by reference to Exhibit
          accountant.................................    16 to ITT Industries' From 8-K Current
                                                           Report dated March 26, 2002 (CIK No.
                                                           216228, File No. 1-5627).
  18      Letter re change in accounting                 None.
          principles.................................
  21      Subsidiaries of the Registrant.............    Filed herewith.
  22      Published report regarding matters
            submitted to vote of security holders....    Not required to be filed.
23.1      Consent of Deloitte & Touche LLP...........    Filed herewith.
23.2      Consent of Arthur Andersen LLP.............    Filed herewith.
  24      Power of attorney..........................    None.
99.1      Certification Pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of     Attached.
            2002.....................................
99.2      Certification Pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of     Attached.
            2002.....................................