Form 10-Q
period 2003-03-31
ITT INDUSTRIES INC
filed 2003-05-13
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     As of April 30, 2003, there were outstanding 91,876,706 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I    FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three Months
                   Ended March 31, 2003 and 2002...............................    2
                   Consolidated Condensed Balance Sheets -- March 31, 2003 and
                   December 31, 2002...........................................    3
                   Consolidated Condensed Statements of Cash Flows -- Three
                   Months Ended March 31, 2003 and 2002........................    4
                   Notes to Consolidated Condensed Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations:
                   Three Months Ended March 31, 2003 and 2002..................   17
          Item 4.  Controls and Procedures.....................................   29
Part II   OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................
                                                                                  29
          Item 6.  Exhibits and Reports on Form 8-K............................
                                                                                  30
                   Signature...................................................   31
                   Certifications..............................................   32
                   Exhibit Index...............................................   34

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Sales and revenues..........................................  $1,296.4   $1,185.8
                                                              --------   --------
Costs of sales and revenues.................................     846.4      770.6
Selling, general, and administrative expenses...............     200.3      173.3
Research, development, and engineering expenses.............     129.6      126.3
Restructuring and asset impairments.........................      10.4         --
                                                              --------   --------
Total costs and expenses....................................   1,186.7    1,070.2
                                                              --------   --------
Operating income............................................     109.7      115.6
Interest (income) expense, net..............................     (15.1)      11.9
Miscellaneous (income) expense, net.........................       0.7       (1.4)
                                                              --------   --------
Income before income taxes..................................     124.1      105.1
Income tax expense..........................................      37.4       33.6
                                                              --------   --------
Net income..................................................  $   86.7   $   71.5
                                                              ========   ========
EARNINGS PER SHARE:
Net income:
  Basic.....................................................  $   0.94   $   0.80
  Diluted...................................................  $   0.92   $   0.77
Cash dividends declared per common share....................  $   0.16   $   0.15
Average Common Shares -- Basic..............................      91.8       89.6
Average Common Shares -- Diluted............................      93.7       92.4

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  173.6      $  202.2
  Receivables, net..........................................     1,009.0         868.3
  Inventories, net..........................................       578.1         552.9
  Other current assets......................................        91.3          77.1
                                                                --------      --------
          Total current assets..............................     1,852.0       1,700.5
Plant, property, and equipment, net.........................       826.4         841.2
Deferred income taxes.......................................       535.6         546.3
Goodwill, net...............................................     1,578.1       1,550.5
Other intangible assets, net................................        74.6          74.4
Other assets................................................       870.1         676.7
                                                                --------      --------
          Total assets......................................    $5,736.8      $5,389.6
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  515.5      $  484.0
  Accrued expenses..........................................       669.1         725.3
  Accrued taxes.............................................       254.4         221.3
  Notes payable and current maturities of long-term debt....       546.1         299.6
                                                                --------      --------
          Total current liabilities.........................     1,985.1       1,730.2
Pension benefits............................................     1,432.4       1,430.3
Postretirement benefits other than pensions.................       199.5         198.7
Long-term debt..............................................       493.0         492.2
Other liabilities...........................................       394.6         400.9
                                                                --------      --------
          Total liabilities.................................     4,504.6       4,252.3
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................          --            --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
       Outstanding: 91,865,736 shares and 91,824,515
      shares................................................        91.9          91.8
  Retained earnings.........................................     2,011.9       1,939.1
  Accumulated other comprehensive loss:
     Unrealized loss on investment securities...............        (1.9)         (1.7)
     Unrealized loss on minimum pension liability...........      (784.7)       (784.7)
     Cumulative translation adjustments.....................       (85.0)       (107.2)
                                                                --------      --------
          Total shareholders' equity........................     1,232.2       1,137.3
                                                                --------      --------
          Total liabilities and shareholders' equity........    $5,736.8      $5,389.6
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
OPERATING ACTIVITIES
Net income..................................................  $  86.7    $ 71.5
Adjustments to net income:
  Depreciation and amortization.............................     45.8      40.6
  Restructuring and asset impairments.......................     10.4        --
  Payments for restructuring................................     (5.1)    (12.2)
  Change in receivables.....................................    (99.7)    (76.1)
  Change in inventories.....................................     (9.1)     (4.6)
  Change in accounts payable and accrued expenses...........    (48.2)     (9.7)
  Change in accrued and deferred taxes......................     17.9      23.0
  Change in other current and non-current assets............   (209.5)      1.3
  Change in non-current liabilities.........................    (14.0)     (1.4)
  Other, net................................................      9.1       3.9
                                                              -------    ------
  Net cash -- operating activities..........................   (215.7)     36.3
                                                              -------    ------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (21.8)    (20.8)
Proceeds from sale of assets................................      7.8       6.0
Acquisitions................................................    (35.1)    (19.3)
                                                              -------    ------
  Net cash -- investing activities..........................    (49.1)    (34.1)
                                                              -------    ------
FINANCING ACTIVITIES
Short-term debt, net........................................    246.5     (14.1)
Long-term debt repaid.......................................     (0.6)     (0.7)
Long-term debt issued.......................................      0.2       0.3
Repurchase of common stock..................................     (2.0)       --
Proceeds from issuance of common stock......................      2.5      34.5
Dividends paid..............................................    (13.8)    (13.3)
Other, net..................................................      0.1        --
                                                              -------    ------
  Net cash -- financing activities..........................    232.9       6.7
                                                              -------    ------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........      2.4      (0.3)
NET CASH -- DISCONTINUED OPERATIONS.........................      0.9      20.8
                                                              -------    ------
Net change in cash and cash equivalents.....................    (28.6)     29.4
Cash and cash equivalents -- beginning of period............    202.2     121.3
                                                              -------    ------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 173.6    $150.7
                                                              =======    ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $   7.0    $  8.6
                                                              =======    ======
  Income taxes..............................................  $  19.6    $ 10.0
                                                              =======    ======

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Trade.......................................................  $  917.8       $811.2
Other.......................................................     118.3         84.8
Allowance for doubtful accounts.............................     (27.1)       (27.7)
                                                              --------       ------
                                                              $1,009.0       $868.3
                                                              ========       ======

2) INVENTORIES

     Net inventories consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Finished goods..............................................   $156.3        $147.6
Work in process.............................................    184.4         195.9
Raw materials...............................................    323.5         280.3
Progress payments...........................................    (86.1)        (70.9)
                                                               ------        ------
                                                               $578.1        $552.9
                                                               ======        ======

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Land and improvements.......................................  $    57.8    $    60.3
Buildings and improvements..................................      407.1        409.9
Machinery and equipment.....................................    1,496.1      1,481.5
Furniture, fixtures and office equipment....................      242.5        235.5
Construction work in progress...............................       87.6         73.3
Other.......................................................       41.7         44.3
                                                              ---------    ---------
                                                                2,332.8      2,304.8
Accumulated depreciation and amortization...................   (1,506.4)    (1,463.6)
                                                              ---------    ---------
                                                              $   826.4    $   841.2
                                                              =========    =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Product sales...............................................  $1,097.3   $1,030.4
Service revenues............................................     199.1      155.4
                                                              --------   --------
Total sales and revenues....................................  $1,296.4   $1,185.8
                                                              ========   ========
Costs of product sales......................................  $  708.7   $  675.1
Costs of service revenues...................................     137.7       95.5
                                                              --------   --------
Total costs of sales and revenues...........................  $  846.4   $  770.6
                                                              ========   ========

     The Defense Electronics & Services segment comprises $178.5 and $136.9 of total service revenues for the three months ended March 31, 2003 and 2002, respectively, and $118.3 and $79.0 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended March 31, 2003
Net income..................................................                            $ 86.7
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $22.2       $ --          22.2
  Unrealized gain (loss) on investment securities...........     (0.3)       0.1          (0.2)
                                                                -----       ----        ------
     Other comprehensive income (loss)......................    $21.9       $0.1          22.0
                                                                -----       ----        ------
Comprehensive income........................................                            $108.7
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended March 31, 2002
Net income..................................................                            $ 71.5
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(12.9)      $  --        (12.9)
  Minimum pension liability.................................    (23.7)        8.0        (15.7)
  Unrealized gain (loss) on investment securities...........      0.6        (0.2)         0.4
                                                               ------       -----       ------
     Other comprehensive income (loss)......................   $(36.0)      $ 7.8        (28.2)
                                                               ------       -----       ------
Comprehensive income........................................                            $ 43.3
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share...............  91.8    89.6
Common stock equivalents....................................   1.9     2.8
                                                              ----    ----
Shares used in the computation of diluted earnings per
  share.....................................................  93.7    92.4
                                                              ----    ----

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002 were 1.5 and 0.0, respectively.

7) STOCK-BASED EMPLOYEE COMPENSATION

     As of March 31, 2003 and 2002, the Company had two stock-based employee compensation plans and one stock-based non-employee director's compensation plan, which are described more fully in Note 20, "Shareholders' Equity," within the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had compensation cost for these plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Net income
  As reported...............................................  $86.7    $71.5
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for awards
  not reflected in net income -- net of tax.................   (1.9)    (2.2)
                                                              -----    -----
  Pro forma net income......................................  $84.8    $69.3
Basic earnings per share
  As reported...............................................  $0.94    $0.80
  Pro forma.................................................   0.92     0.77
Diluted earnings per share
  As reported...............................................  $0.92    $0.77
  Pro forma.................................................   0.90     0.75

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in the three months ended March 31, 2003 and 2002: dividend yield of 1.58% and 1.65%, respectively; expected volatility of 28.77% and 28.30%, respectively; expected life of six years; and risk-free interest rates of 3.38% and 4.80%, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The value of stock based compensation that was recognized in selling, general and administrative expenses within the Consolidated Condensed Income Statements during the three month periods ended March 31, 2003 and 2002 was $0.2 and $0.1, respectively.

8) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     As discussed in the "Accounting Pronouncements" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company recorded restructuring charges related to 2003 actions in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Restructuring actions initiated prior to January 1, 2003 were recorded in accordance with the guidelines of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Benefits (including Certain Costs Incurred in a Restructuring)."

     During the first quarter of 2003 the Company recorded a $9.0 restructuring charge primarily for the severance of 465 persons. Severance of $8.3 represents the majority of the charge.

     Listed below, by business segment, is background information on the 2003 restructuring plan.

                                                              CASH CHARGES
                                                            -----------------      ASSET
                                                            SEVERANCE   OTHER   IMPAIRMENTS   TOTAL
                                                            ---------   -----   -----------   -----
Electronic Components.....................................    $6.8      $0.3       $0.4       $7.5
Corporate & Other.........................................     1.1        --         --        1.1
Motion & Flow Control.....................................     0.4        --         --        0.4
                                                              ----      ----       ----       ----
Total 2003 Charges........................................    $8.3      $0.3       $0.4       $9.0
                                                              ====      ====       ====       ====

     The restructuring actions initiated by the Electronic Components segment include the termination of 226 persons, comprised of 101 office workers, 116 factory workers and nine management employees, and the disposal of certain machinery and equipment. The actions were prompted by management's projections of continued weakness in certain businesses.

     The $1.1 charge taken at Corporate Headquarters represents the consolidation of administrative tasks and includes the termination of two management employees.

     The actions within the Motion & Flow Control segment include the termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions will be completed during 2003 and 2004 and the total estimated charge of approximately $2.7 will be recognized ratably over the restructuring period as the terminations become effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $6.1 during 2003 and $62.5 between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     The following is a rollforward of the accrued cash restructuring balances for all restructuring plans.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                                  MOTION                  CORPORATE,
                                       FLUID      & FLOW    ELECTRONIC   ELIMINATIONS
                                     TECHNOLOGY   CONTROL   COMPONENTS    AND OTHER     TOTAL
                                     ----------   -------   ----------   ------------   -----
Balance December 31, 2002..........    $ 6.5       $ 4.5      $ 4.4         $ 0.9       $16.3
Payments for prior charges.........     (2.5)       (1.4)      (0.9)         (0.3)       (5.1)
2003 restructuring charges.........       --         0.4        7.1           1.1         8.6
                                       -----       -----      -----         -----       -----
Balance March 31, 2003.............    $ 4.0       $ 3.5      $10.6         $ 1.7       $19.8
                                       =====       =====      =====         =====       =====

     At December 31, 2002, the accrual balance for restructuring activities was $16.3. Cash payments of $5.1 and an additional cash charge of $8.6 were recorded in the first three months of 2003. The accrual balance at March 31, 2003 is $19.8, which includes $16.7 for severance and $3.1 for facility carrying costs and other.

     As of December 31, 2002, remaining actions under restructuring activities announced in 2001 and 2002 were to close three facilities and reduce headcount by 256. During the first three months of 2003, the Company closed one facility and reduced headcount by 114 persons related to all plans, leaving a balance of 607 planned reductions. Actions announced during the first quarter of 2003 will be completed by the third quarter of 2004. All of the actions contemplated under the 2002 and 2001 plans will be completed by the close of 2003. Closed facility expenditures related to the 2001 plan will continue to be incurred in 2003 through 2006. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

  OTHER ASSET IMPAIRMENT CHARGE

     During the first quarter of 2003, the Company recorded a $1.4 asset impairment charge primarily for a technology license that will not be utilized based on management's projections of future market conditions. The applicable assets were written down to their fair values based on management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. These impairments were unrelated to the Company's restructuring activities.

9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1, "Accounting Policies", and 18, "Financial Instruments," within the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks.

     At March 31, 2003 and December 31, 2002, the values of the Company's interest rate swaps were $101.6 and $97.0, including $8.5 and $4.0 of accrued interest, respectively.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not required as no material activity occurred during the first three months of 2003. Additional disclosures required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At March 31, 2003, the Company had four foreign currency cash flow hedges that had appreciations of less than $0.1 during 2003. At December 31, 2002, there were no foreign currency cash flow hedges

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

outstanding. There were no changes in the forecasted transactions during 2003 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposures was $19.3 at March 31, 2003. The applicable fair value of these contracts at March 31, 2003 was a net long position of $4.6. There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the three months ended March 31, 2003 and 2002, respectively, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At March 31, 2003 and December 31, 2002, the Company had foreign currency forward contracts with notional amounts of $98.8 and $109.1, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2003 and 2002 contracts were net short positions of $28.0 and $42.3 at March 31, 2003 and December 31, 2002, respectively. There was no ineffective portion of changes in fair values of such hedge positions reported in operating income during the first three months of 2003 and 2002. There were no amounts excluded from the measure of effectiveness.

10) GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted SFAS No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant, and that they no longer be amortized. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 142, the Company completed its transitional and initial annual goodwill impairment tests and determined that no impairment exists.

     Changes in the carrying amount of goodwill for the quarter ended March 31, 2003, by operating segment, are as follows:

                                                     DEFENSE     MOTION
                                        FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                      TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
                                      ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31, 2002.....    $769.9       $303.7      $176.1      $295.8       $5.0      $1,550.5
Goodwill acquired during the
  period............................       0.1           --          --        22.3         --          22.4
Foreign translation.................       4.6           --         0.6          --         --           5.2
                                        ------       ------      ------      ------       ----      --------
Balance as of March 31, 2003........    $774.6       $303.7      $176.7      $318.1       $5.0      $1,578.1
                                        ======       ======      ======      ======       ====      ========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     Information regarding the Company's other intangible assets follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Amortized intangibles --
  Patents and other.........................................    $32.7        $32.1
  Accumulated amortization..................................     (6.1)        (5.7)
Unamortized intangibles --
  Brands and trademarks.....................................     12.7         12.7
  Pension related...........................................     35.3         35.3
                                                                -----        -----
  Net intangibles...........................................    $74.6        $74.4
                                                                =====        =====

     Amortization expense related to intangible assets for both the three month periods ended March 31, 2003 and 2002 was $0.4. Estimated amortization expense for each of the five succeeding years is $1.2 per year.

11) DISCONTINUED OPERATIONS

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

     At March 31, 2003, the Company had automotive discontinued operations accruals of $189.5 that primarily relate to taxes ($154), product recalls ($8), environmental obligations ($14.5), employee benefits ($11.1) and other ($1.9). In 2003, the Company has spent approximately $0.5. The Company expects that it will cash settle $154 of tax obligations in 2004 or 2005.

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

 ENVIRONMENTAL

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, "Accounting Policies," within the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K. In management's opinion, the total amount accrued

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of March 31, 2003, the Company is responsible, or is alleged to be responsible, for 104 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At March 31, 2003, the Company calculated a best estimate of $109.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $81 and the high range estimate for those liabilities is $169. On an annual basis the Company spends between $11 and $14 on its environmental remediation liabilities.

     The Company has been involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The PRPs have agreed to operate the system for an additional 10 years. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system. Accordingly, at this time, ITT does not anticipate a default by any of the PRPs which would increase the Company's allocated share of the liability. As of March 31, 2003, the Company's accrual for this liability was $10.9 representing its best estimate; its low estimate for the liability is $7.1 and its high estimate is $16.0.

     ITT operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has been investigating the site in coordination with state and federal environmental authorities. A remedy for the site has not yet been selected. Currently, the estimated range for the costs of the additional investigation and the anticipated remediation is between $4.2 and $18.6 with a best estimate of $10.5. The Company has accrued $10.5 for this matter.

     ITT has been involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT, Higbie Manufacturing, prior to the time ITT acquired the company. ITT and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's. The Company's current estimates for its exposure are between $3.0 and $6.4. It has an accrual for this matter of $4.4 which represents its best estimate of its current liabilities. ITT does not anticipate a default on the part of the other PRPs.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in mid 2003. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive. A portion of the recoveries from the insurance settlements have been placed in a trust and are used to reimburse the Company for its environmental costs.

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

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. In 2002, ITT and Goulds resolved approximately 800 cases through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and virtually all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending for several years. Both actions have been stayed to allow the parties to negotiate an acceptable allocation arrangement. The Company is continuing to receive the benefit of insurance payments during the pendency of these actions. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. The Company's insurers are on notice of this matter and are paying the costs of defense. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     The Company has received demands from U.S. Silica for partial indemnity regarding personal injury actions alleging injury due to silica. In 1985, the Company sold the stock of its subsidiary Pennsylvania Glass Sand to U.S. Silica. As part of that transaction, the Company provided an indemnity to U.S. Silica for silica personal injury suits. That indemnity expires in September 2005. Costs incurred in these matters related to the defense, settlements or judicial awards are allocated between U.S. Silica and the Company. The Company's allocated portion is paid in part by its historic product liability carriers and then shared pursuant to the Distribution Agreement. See "Company History and Certain Relationships" within Part 1, Item 1 of the Company's 2002 Annual Report on Form 10K for a Description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

 OTHER

     The Company has received a Notice of Claim from Rayonier, Inc., a former subsidiary of the Company's predecessor ITT Corporation. This claim stems from the 1994 Distribution Agreement for the spin-off of Rayonier by ITT Corporation and seeks an allocation of proceeds from certain settlements in connection with the Company's environmental insurance recovery litigation. The parties are seeking a resolution of this matter through arbitration. The Company believes the claim is grossly overstated and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13) GUARANTEES, INDEMNITIES AND WARRANTIES

 GUARANTEES & INDEMNITIES

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at March 31, 2003 the Company has an accrual of $8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

parties have resolved certain issues, at March 31, 2003 the Company has an accrual of $14.5 which is its best estimate of the potential exposure.

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

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company would be required to perform under these guarantees if the District failed to provide interest payments or principal payments due to the bond holders. The maximum amount of the undiscounted future payments on these guarantees equal $28.9. At March 31, 2003, the Company does not believe that a loss contingency is probable for these guarantees and therefore does not have an accrual recorded in its financial statements. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At March 31, 2003, the Company has an accrual related to the expansion of the bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $46.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At March 31, 2003, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

 PRODUCT WARRANTIES

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At March 31, 2003, the Company has a product warranty accrual in the amount of $39.9.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

PRODUCT WARRANTY LIABILITIES (IN MILLIONS)

                                         CHANGES IN PRE-
                      ACCRUALS FOR          EXISTING
                         PRODUCT           WARRANTIES
BEGINNING BALANCE   WARRANTIES ISSUED   INCLUDING CHANGES                ENDING BALANCE
 JANUARY 1, 2003      IN THE PERIOD       IN ESTIMATES       PAYMENTS    MARCH 31, 2003
-----------------   -----------------   -----------------   ----------   --------------
      $40.4               $4.1                $(0.5)          $(4.1)         $39.9
      -----               ----                -----           -----          -----

14) BUSINESS SEGMENT INFORMATION

     Unaudited financial information of the Company's business segments for the three months ended March 31, 2003 and 2002 were as follows:

                                           DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED           FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
MARCH 31, 2003             TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $  503.6       $391.4        $258.1      $144.8        $   (1.5)     $1,296.4
Costs of sales and
  revenues...............      334.0        228.4         187.8        98.0            (1.8)        846.4
Selling, general, and
  administrative
  expenses...............      101.4         27.4          23.2        29.9            18.4         200.3
Research, development,
  and engineering
  expenses...............       11.9        101.2           8.7         7.8              --         129.6
Restructuring and asset
  impairment charges.....         --           --           0.4         8.9             1.1          10.4
Total costs and
  expenses...............      447.3        357.0         220.1       144.6            17.7       1,186.7
Operating income
  (expense)..............       56.3         34.4          38.0         0.2           (19.2)        109.7
Total assets.............    1,908.0        880.2         691.4       760.0         1,497.2       5,736.8
THREE MONTHS ENDED
MARCH 31, 2002
-------------------------
Sales and revenues.......   $  444.2       $368.7        $236.0      $137.7        $   (0.8)     $1,185.8
Costs of sales and
  revenues...............      291.9        214.4         174.9        90.1            (0.7)        770.6
Selling, general, and
  administrative
  expenses...............       87.5         22.2          25.3        23.8            14.5         173.3
Research, development,
  and engineering
  expenses...............       11.1        100.5           7.9         6.8              --         126.3
Total costs and
  expenses...............      390.5        337.1         208.1       120.7            13.8       1,070.2
Operating income
  (expense)..............       53.7         31.6          27.9        17.0           (14.6)        115.6
Total assets.............    1,626.3        838.8         647.9       700.2           791.1       4,604.3

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002

     Sales and revenues for the first quarter of 2003 were $1,296.4 million, an increase of $110.6 million, or 9.3%, from the same period for 2002. Costs of sales and revenues of $846.4 million for the first quarter of 2003 increased $75.8 million, or 9.8%, from the comparable 2002 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services and Motion & Flow Control segments, contributions from acquisitions made by the Fluid Technology and Electronic Components segments and the impact of foreign currency translation.

     Selling, general and administrative ("SG&A") expenses for the first quarter of 2003 were $200.3 million, an increase of $27.0 million, or 15.6%, from the first quarter of 2002. The increase in SG&A expenses was primarily due to increased marketing expense in all segments and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives and increased other administrative expenses.

     Research, development and engineering ("RD&E") expenses for the first quarter of 2003 increased $3.3 million, or 2.6%, compared to the first quarter of 2002. The increase is attributable to increased spending in all segments.

     During the first quarter of 2003, the Company recorded a $9.0 million restructuring charge to reduce operating costs and streamline its structure. The charge primarily reflected the planned reduction of 465 persons. Additionally, the Company recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the first quarter of 2003 was $109.7 million compared to $115.6 million for the first quarter of 2002. The decrease is primarily due to increased SG&A expenses and $10.4 million of restructuring and asset impairment charges, partially offset by increased sales and revenues at each of the segments. Segment operating margin, for the first quarter of 2003 was 9.9%, or 1.1% below the segment operating margin for the comparable 2002 period. The decrease reflects pricing and sales mix issues in the Electronic Components segment, restructuring and asset impairment charges in the Electronic Components and Motion and Flow Control segments and the impact of 2002 Fluid Technology acquisitions, which produced operating margins below the segment average.

     Interest income was $15.1 million (net of interest expense of $7.6 million) for the first quarter of 2003. The Company recognized $11.9 million of interest expense during the first quarter of 2002. The variance between years is primarily due to interest income of $22.1 million, related to a 2003 first quarter tax refund, and the impact of lower interest rates.

     Income tax expense was $37.4 million in the first quarter of 2003, an increase of $3.8 million from the comparable 2002 period. The increase is primarily attributable to the tax effect of $22.1 million of interest income related to a 2003 first quarter tax refund offset by the tax effect of restructuring and asset impairment charges.

     Net income for the three months ended March 31, 2003 was $86.7 million, or $0.92 per diluted share. Net income for the first quarter of 2002 was $71.5 million, or $0.77 per diluted share. The increase was primarily due to higher volume in the Defense Electronics & Services and Motion & Flow Control segments and $22.1 million of interest income related to a 2003 first quarter tax refund. These items were partially offset by higher SG&A expenses, a $10.4 million restructuring and asset impairment charge and increased taxes.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $59.4 million, or 13.4%, and $42.1 million, or 14.4%, respectively, in the first quarter of 2003 compared to the first quarter of 2002. Higher organic sales in the water/wastewater markets, acquisition revenue from the water/wastewater and engineered valves businesses and the impact of foreign currency translation were the primary factors for the increases. Softness in the industrial pumps business partially offset these factors. SG&A for the first quarter of 2003 increased $13.9 million, or 15.9%, compared to 2002, mainly due to both increased marketing expenses and increased administrative costs in the water/wastewater markets. Operating income for the first quarter of 2003 was up $2.6 million, or 4.8%, compared to the first quarter of 2002 due to the activity discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first quarter of 2003 increased $22.7 million, or 6.2%, and $14.0 million, or 6.5%, respectively, from the comparable prior year period. The increases are primarily due to higher services revenue partially offset by lower volume in night vision, electronic warfare and communications businesses. SG&A expenses increased $5.2 million, or 23.4%, primarily due to higher marketing expenses, increased employee benefit and administrative costs and lower other income. Operating income for the first quarter of 2003 was $34.4 million, an increase of $2.8 million, or 8.9%, compared to the same quarter in 2002. The increase reflects higher sales and improved operating margins in the service and electronic businesses.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $258.1 million and $187.8 million, respectively, during the first quarter of 2003, reflecting increases of $22.1 million, or 9.4%, and $12.9 million, or 7.4%, from the first quarter of 2002. The increases were mainly due to increased sales in the automotive fluid systems, automotive aftermarket and leisure marine businesses and the impact of foreign currency translation partially offset by volume declines at Aerospace Controls. SG&A expenses declined $2.1 million, or 8.3%, reflecting a decline in administrative expenses. During the first quarter of 2003, the segment recorded a $0.4 million restructuring charge mainly related to a planned reduction in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $38.0 million was $10.1 million, or 36.2%, higher in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $144.8 million and costs of sales and revenues of $98.0 million in the first quarter of 2003, increased $7.1 million, or 5.2%, and 7.9 million, or 8.8%, respectively, from the comparable prior year period. The increases reflect the contribution from acquisitions and the impact of foreign currency translation. These items were partially offset by weakness in the communication and commercial aircraft businesses and pricing and sales mix issues. SG&A expenses increased $6.1 million due to increased marketing, employee benefit and administrative expenses. During the first quarter of 2003 the segment recorded a $7.5 million restructuring charge primarily relating to planned headcount reductions and a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first quarter of 2003 decreased $16.8 million, or 98.8%, from the first quarter of 2002. The decline was due to the factors discussed above.

     Corporate expenses increased $4.6 million in the first quarter of 2003 primarily due to costs related to process improvement initiatives, a $1.1 million restructuring charge for planned headcount reductions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information) and increased administrative expenses.

STATUS OF RESTRUCTURING AND ASSET IMPAIRMENTS

 2003 RESTRUCTURING ACTIVITIES

     As discussed in the "Accounting Pronouncements" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company recorded restructuring charges related to 2003 actions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Restructuring actions initiated prior to January 1, 2003 were recorded in accordance with the guidelines of Emerging Issues Task Force Issue No. 94 - 3, "Liability Recognition for Certain Employee Benefits (including Certain Costs Incurred in a Restructuring)."

     During the first quarter of 2003 the Company recorded a $9.0 million restructuring charge primarily for the severance of 465 persons. Severance of $8.3 million represents the majority of the charge.

     Listed below, by business segment, is background information on the 2003 restructuring plan (in millions).

                                                              CASH CHARGES
                                                            -----------------      ASSET
                                                            SEVERANCE   OTHER   IMPAIRMENTS   TOTAL
                                                            ---------   -----   -----------   -----
Electronic Components.....................................    $6.8      $0.3       $0.4       $7.5
Corporate & Other.........................................     1.1        --         --        1.1
Motion & Flow Control.....................................     0.4        --         --        0.4
                                                              ----      ----       ----       ----
Total 2003 Charges........................................    $8.3      $0.3       $0.4       $9.0
                                                              ====      ====       ====       ====

     The restructuring actions initiated by the Electronic Components segment include the termination of 226 persons, comprised of 101 office workers, 116 factory workers and nine management employees, and the disposal of certain machinery and equipment. The actions were prompted by management's projections of continued weakness in certain businesses.

     The $1.1 million charge taken at Corporate Headquarters represents the consolidation of administrative tasks and includes the termination of two management employees.

     The actions within the Motion & Flow Control segment include the termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions will be completed during 2003 and 2004 and the total estimated charge of approximately $2.7 million will be recognized ratably over the restructuring period as the terminations become effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

     As of March 31, 2003, the Company had not made any payments attributable to the 2003 restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $6.1 million during 2003 and $62.5 million between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

 2003 OTHER ASSET IMPAIRMENTS

     During the first quarter of 2003, the Company recorded a $1.4 million asset impairment charge primarily for the write-off of a technology license that will not be utilized based on management's projections of future market conditions. The applicable assets were written down to their fair values based on management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. These impairments were unrelated to the Company's restructuring activities.

 2002 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2002, the Company recorded a $9.6 million restructuring charge primarily for the closure of two facilities and the severance of 292 persons. Severance of $8.5 million represents a majority of the charge and lease payments and other costs represent the remainder.

     Listed below, by business segment, is background information on the 2002 restructuring plan (in millions).

                                                                     CASH CHARGES
                                                           --------------------------------
                                                                          LEASE
                                                                        PAYMENTS/
                                                           SEVERANCE   TERMINATIONS   OTHER   TOTAL
                                                           ---------   ------------   -----   -----
Fluid Technology.........................................    $5.4          $0.4       $0.2    $6.0
Motion & Flow Control....................................     2.5            --        0.5     3.0
Electronic Components....................................     0.6            --         --     0.6
                                                             ----          ----       ----    ----
Total 2002 Charges.......................................    $8.5          $0.4       $0.7    $9.6
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

     The following table displays a rollforward of the restructuring accruals for the 2002 restructuring program (in millions):

                                                                    CASH CHARGES
                                                           -------------------------------
                                                                          LEASE
                                                           SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                           ---------   -----------   -----   -----
Establishment of 2002 Plan...............................    $8.5         $0.4       $0.7    $9.6
Payments.................................................    (0.9)          --         --    (0.9)
                                                             ----         ----       ----    ----
Balance December 31, 2002................................    $7.6         $0.4       $0.7    $8.7
                                                             ----         ----       ----    ----
Payments.................................................    (3.0)          --       (0.1)   (3.1)
                                                             ----         ----       ----    ----
Balance March 31, 2003...................................    $4.6         $0.4       $0.6    $5.6
                                                             ====         ====       ====    ====

     As of December 31, 2002, remaining actions under restructuring activities announced during 2002 were to close two facilities, and reduce headcount by 232 persons. During the first quarter of 2003, one facility was closed and headcount was reduced by 100 related to this restructuring plan. As of March 31, 2003 the remaining actions include the closure of one facility and the reduction of 132 persons. All of the actions contemplated by the 2002 restructuring program will be completed in 2003. Some severance run-off payments will occur in 2004 and closed facility costs will continue through 2007. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the 2002 restructuring plan are approximately $7 million in 2003 and approximately $46 million between 2004 and 2007. The savings represents lower salary and wage expenditures and decreased facility operating costs. The impact will be reflected in costs of sales and revenues and selling, general and administrative expenses.

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

     The planned actions in the Motion & Flow Control segment included the closure of a manufacturing facility in Costa Mesa, California, where the operations were to be consolidated into three existing facilities, the closure of a manufacturing facility in Saffron Walden, England, where the operations were to be consolidated into a facility in Denmark, the closure of a sales office in Germany and the consolidation of other administrative tasks. These actions included the termination of 183 persons comprised of 144 factory workers, 28 office workers and 11 management employees and resulted in a cash charge of $7.3 million (which included $4.9 million for severance) and asset impairment charges of $0.8 million (primarily for machinery and equipment that was discarded).

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

     The following table displays a rollforward of the restructuring accruals for the 2001 restructuring program (in millions):

                                                      CASH CHARGES
                                             -------------------------------
                                                            LEASE                 ASSET
                                             SEVERANCE   COMMITMENTS   OTHER   IMPAIRMENTS   TOTAL
                                             ---------   -----------   -----   -----------   ------
Establishment of 2001 Plan.................   $ 51.9        $ 5.4      $ 3.7     $ 22.3      $ 83.3
Payments...................................    (11.5)          --       (0.1)        --       (11.6)
Asset write-offs...........................       --           --         --      (22.3)      (22.3)
                                              ------        -----      -----     ------      ------
Balance December 31, 2001..................   $ 40.4        $ 5.4      $ 3.6     $   --      $ 49.4
                                              ------        -----      -----     ------      ------
Payments and other.........................    (26.7)        (2.9)      (0.4)        --       (30.0)
Reversals..................................     (8.7)        (1.2)      (1.9)        --       (11.8)
                                              ------        -----      -----     ------      ------
Balance December 31, 2002..................   $  5.0        $ 1.3      $ 1.3     $   --      $  7.6
                                              ------        -----      -----     ------      ------
Payments...................................     (1.2)        (0.4)      (0.4)        --        (2.0)
                                              ------        -----      -----     ------      ------
Balance March 31, 2003.....................   $  3.8        $ 0.9      $ 0.9     $   --      $  5.6
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

     As of December 31, 2002, remaining actions under the 2001 restructuring program included the closure of one facility and the termination of 24 persons. During the first quarter of 2003, headcount was reduced by 13 related to this restructuring plan. As of March 31, 2003, remaining actions include the closure of one facility and the termination of 11 persons. Severance run-off payments will continue through 2003 and closed facility expenditures will continue to be incurred through 2004. Revised future cash and non-cash savings are projected to be approximately $281 million and $25 million, respectively, for the period from 2003 to 2006. The Company plans to fund future cash requirements for restructuring activities with cash from operations, supplemented, as required, by commercial paper borrowings.

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

SUMMARY OF 2001 RESTRUCTURING ACTIVITIES AND OTHER ASSET IMPAIRMENTS

     The total impact of the restructuring initiative and the asset impairment review was a charge of $97.7 million, or $63.5 million after-tax recorded in 2001. The revised projected aggregate future cash and non-cash savings of the above mentioned actions are approximately $281 million and $25 million, respectively, for the period from 2003 to 2006. These figures include total savings of $78.6 million in 2003. The savings will be reflected primarily in costs of sales and revenues and selling, general and administrative expenses. Actual savings approximated plan in 2002. During the second half of 2002 management reviewed the progress of the Company's remaining restructuring actions and determined that $11.8 million of cash expenditures would not be incurred. Accordingly, $11.8 million of restructuring accruals relating to the 2001 Restructuring Plan were reversed into the restructuring and asset impairments line of the Consolidated Income Statements in the 2002 Annual Report on Form 10-K.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2002 to March 31, 2003 (in thousands):

                                                                                                 2002
                                             BEGINNING BALANCE       2002           2002        OTHER      ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2002      SPENDING      SETTLEMENTS   ACTIVITY   DECEMBER 31, 2002
-------------------------------------------  -----------------   -------------   -----------   --------   -----------------
Other Deferred Liabilities...........            $    807           $   (46)        $  --      $    --        $    761
Accrued Expenses.....................               9,500              (909)           --       12,007          20,598
Environmental........................              14,612               (75)           --           --          14,537
Income Tax...........................             154,151                --            --           --         154,151
                                                 --------           -------         -----      -------        --------
TOTAL................................            $179,070           $(1,030)        $  --      $12,007        $190,047
                                                 ========           =======         =====      =======        ========

     In the first quarter of 2002, the arbitrator ruled that Valeo SA must pay the Company monies to settle the claim related to the sale of the Electrical Systems business.

                                                                                            2003
                                             BEGINNING BALANCE     2003        2003        OTHER     ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2003    SPENDING   SETTLEMENTS   ACTIVITY   MARCH 31, 2003
-------------------------------------------  -----------------   --------   -----------   --------   --------------
Other Deferred Liabilities...............        $    761         $  --         $--          $--        $    761
Accrued Expenses.........................          20,598          (479)        --           --           20,119
Environmental............................          14,537           (22)        --           --           14,515
Income Tax...............................         154,151            --         --           --          154,151
                                                 --------         -----         --           --         --------
TOTAL....................................        $190,047         $(501)        $--          $--        $189,546
                                                 ========         =====         ==           ==         ========

     At March 31, 2003, the Company has automotive discontinued operations accruals of $189.5 million that primarily relate to the following: taxes $154 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.5 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $11.1 million -- for workers compensation issues which are recorded in Accrued Expenses; and other $1.9 million -- for professional fees of which $0.8 million are recorded in Other Liabilities and $1.1 million are recorded in Accrued Expenses. In 2003, the Company has spent approximately $0.5 million of the automotive discontinued operations accruals. The Company expects that it will cash settle $154 million of tax obligations in 2004 or 2005. The Company projects that it will spend between $3.0 million and $4.0 million in 2003 related to its remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows: Cash from operating activities in the first three months of 2003 was an outflow of $215.7 million, a decrease of $252.0 million from the same period of 2002. The decrease is primarily attributable to a $200.0 million prepaid pension contribution, higher accounts receivable balances reflecting increased sales volume weighted toward the end of the quarter and increased payments of accrued expenses.

     Status of Restructuring Activities: Restructuring payments during the first three months of 2003 totaled $5.1 million and were comprised of $2.0 million of expenditures for the 2001 restructuring plan and $3.1 million of expenditures for the 2002 restructuring plan. All future payments are projected to be paid with future cash from operating activities supplemented, as required, by commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first three months of 2003 were $21.8 million, an increase of $1.0 million from the first three months of 2002. The increase was seen across several operating segments.

     Divestitures: In the first quarter of 2003, the Company generated $7.8 million of cash proceeds from the sale of plant, property and equipment. This is primarily due to the sale of land for $7.3 million at Defense Electronics & Services. During the first three months of 2002, the Company sold its interest in a defense-related joint venture for approximately $6 million.

     Financing Activities: Debt at March 31, 2003 was $1,039.1 million, compared with $791.8 million at December 31, 2002. The change in debt levels primarily reflects the prepaid pension contributions made during the first quarter of 2003. Cash and cash equivalents were $173.6 million at March 31, 2003, compared to $202.2 million at December 31, 2002. The maximum amount of borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, at March 31, 2003, was $1.0 billion. Borrowing through commercial paper and under the revolving credit agreement may not exceed $1.0 billion in the aggregate outstanding at any time.

     Status of Automotive Discontinued Operations: During the first three months of 2003, the Company spent $0.5 million on matters attributable to its automotive discontinued operations. Tax obligations of $154 million are expected to be resolved in 2004 or 2005. In addition, the Company projects between $3.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

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

     Environmental: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminate found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At March 31, 2003, the Company's best estimate is $109 million, which approximates the accrual, for the remediation of ground water and soil. The low range estimate for environmental liabilities is $81 million and the high range estimate is $169 million. On an annual basis the Company spends between $11 million and $14 million on its environmental remediation liabilities. These estimates are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of one hundred and four sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

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

     For additional details on environmental matters see Note 12, "Commitments and Contingencies," in the Notes to the Consolidated Condensed Financial Statements.

     Employee Benefit Plans: The Company sponsors numerous employee pension and welfare benefit plans. These plans utilize various assumptions in the determination of projected benefit obligations and expense recognition related to pension and other postretirement obligations. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination and health care inflation trend rates, some of which are disclosed in Note 19, "Employee Benefit Plans," within the Notes to the Consolidated Financial Statements of the 2002 Annual Report on Form 10-K.

  KEY PENSION ASSUMPTIONS

     Management develops each assumption by using relevant Company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

     At December 31, 2002, the Company lowered the discount rate on all of its domestic pension plans, which represents about 92% of the Company's total pension obligations, from 7.25% to 6.50%. The Company's weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2002, is 6.44%.

     Reflecting lower future expected return on assets, the Company revised downwards its estimate of the long-term rate of return on assets for domestic pension plans to 9.0%, from 9.75% at December 31, 2002. The revised estimate of 9.0% incorporates downward adjustments from historical levels of the risk-free rate of return and of the equity risk premium. For reference, the Company's average annual return on plan assets for domestic pension plans stood at of 9.3%, 10.4%, 11.3%, and 11.9%, for the past 10, 15, 20, and 25 year periods, respectively. The Company's weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2002, is 8.86%.

ASSUMPTION                                                    2001   2002
----------                                                    ----   ----
Discount Rate...............................................  7.14%  6.44%
Long-Term Rate of Return on Assets..........................  9.61%  8.86%

  PENSION FUNDING

     The Company contributed $50.0 million to the U.S. Master Trust in the fourth quarter of 2002, and contributed $200 million in the first quarter of 2003. As a result, the Company will not face substantial mandatory contributions in 2004, under current IRS contribution rules.

     Depending on market conditions, and assuming that current IRS contribution rules continue to apply in the future, the Company estimates that it may be required to contribute an additional $200 to $400 million in the 2005 to 2006 timeframe.

     The Company's Defense Electronics & Services segment represents approximately 50% of the active U.S. Salaried Plan participants. As a result, the Company will seek reimbursement from the Department of Defense for a portion of its pension costs, in accordance with government regulations.

  FUNDED STATUS

     Funded status is derived by subtracting the value of the projected benefit obligations at December 21, 2002 from the end of year fair value of plan assets.

     During 2002, the Company's U.S. Salaried Pension Plan assets declined by $446.7 million to $2,341.8 million at the end of 2002. This decline reflected primarily a negative return on assets of $291.5 million, payments to plan beneficiaries of $202.3 million and Company contributions of $50.0 million. In addition, projected plan obligation for the U.S. Salaried Pension Plan increased substantially due to the 75 basis point decrease in the discount rate at year-end. As a result, funded status for the Company's total pension obligation, including affiliate plans, deteriorated from $(383.5) million at the end of 2001 to $(1,323.9) million at the end of 2002.

     Funded status at the end of 2003 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis points change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan, which represents about 81% of the Company's pension obligations, by approximately $90 million. Similarly, every five percentage point change in the 2003 rate of return on assets impacts the same plan by approximately $130 million.

     Assuming a range of return on assets of -5% to +5% for 2003, and a range of the discount rate of 6.25% to 6.75%, the Company estimates that the total projected benefit obligations will be underfunded by approximately $1.2 to $1.7 billion at December 31, 2003.

  MINIMUM PENSION LIABILITY

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

  PENSION EXPENSE

     The Company recorded $10.4 million of pension income into its Consolidated Income Statement in 2002. The Company expects to incur between $13.0 million and $15.0 million of pension expense that will be recorded into its Consolidated Income Statement in 2003.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at March 31, 2003 and 2002 was $39.9 million and $37.4 million, respectively. See Note 13, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional details.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value in the period it is incurred and applies prospectively to such activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002 and continues to account for its plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees."

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. This interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 13, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional information. The Company believes the adoption of this interpretation will not have a material effect on the Company's results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The Company did not create or obtain any variable interest entities during the first quarter of 2003. The Company is currently evaluating the provisions of this interpretation with respect to potential variable interest entities created or obtained prior to January 1, 2003; however, we do not believe they will have a material impact on the Company's results of operations or financial position.

RISKS AND UNCERTAINTIES

  ENVIRONMENTAL MATTERS

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

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with generally accepted accounting principles. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. For disclosure of the Company's commitments and contingencies, see Note 21, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include general economic and worldwide political conditions, foreign currency exchange rates, competition and other factors all as more thoroughly set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2002 and other of its filings with the Securities and Exchange Commission, to which reference is hereby made.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 12 to the unaudited interim consolidated condensed financial statements in Part I of this Report, as well as Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     (b) ITT Industries furnished under Items 9 and 12, on April 23, 2003, a copy of its press release announcing its earnings for the first quarter of 2003 on Form 8-K.

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

May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

                                 EXHIBIT INDEX

EXHIBIT
NO.                                    DESCRIPTION                                        LOCATION
-------                                -----------                                        --------
    (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession............................................................  None
   (3a)   ITT Industries, Inc. Restated Articles of Incorporation...............  Incorporated by reference to Exhibit 3(i) of ITT
                                                                                  Industries' Form 10-Q for
                                                                                  the quarterly period
                                                                                  ended June 30, 1997 (CIK
                                                                                  No. 216228, File No. 1-
                                                                                  5627)
   (3c)   ITT Industries, Inc. By-laws, as amended December 3, 2002.............  Incorporated by reference to Exhibit 3(c) to ITT
                                                                                  Industries' Form 10-K for
                                                                                  the fiscal year ended
                                                                                  December 31, 2002
    (4)   Instruments defining the rights of security holders, including indentures............................................................  Not required to be filed.
                                                                                  The Registrant hereby
                                                                                  agrees to file with the
                                                                                  Commission a copy of any
                                                                                  instrument defining the
                                                                                  rights of holders of
                                                                                  long-term debt of the
                                                                                  Registrant and its
                                                                                  consolidated subsidiaries
                                                                                  upon request of the
                                                                                  Commission. (CIK No.
                                                                                  216228, File No. 1-
                                                                                  5627).
   (10)   Material contracts....................................................  None
   (11)   Statement re computation of per share earnings........................  See Note 6 of Notes to
                                                                                  Consolidated Condensed
                                                                                  Financial Statements
   (15)   Letter re unaudited interim financial information.....................  None
   (18)   Letter re change in accounting principles.............................  None
   (19)   Report furnished to security holders..................................  None
   (22)   Published report regarding matters submitted to vote of security holders...............................................................  None
   (23)   Consents of experts and counsel.......................................  None
   (24)   Power of attorney.....................................................  None
 (99.1)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002......................  Attached
 (99.2)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002......................  Attached