Form 10-Q
period 2003-06-30
ITT INDUSTRIES INC
filed 2003-08-08
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     As of July 31, 2003, there were outstanding 92,361,366 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I    FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three and Six
                   Months Ended June 30, 2003 and 2002.........................
                                                                                   2
                   Consolidated Condensed Balance Sheets -- June 30, 2003 and
                   December 31, 2002...........................................
                                                                                   4
                   Consolidated Condensed Statements of Cash Flows -- Six
                   Months Ended June 30, 2003 and 2002.........................
                                                                                   5
                   Notes to Consolidated Condensed Financial Statements........
                                                                                   6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations: Three and Six Months Ended June
                   30, 2003 and 2002...........................................   21
          Item 4.  Controls and Procedures.....................................   37
Part II   OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................
                                                                                  37
          Item 4.  Submission of Matters to a Vote of Security Holders.........
                                                                                  38
          Item 6.  Exhibits and Reports on Form 8-K............................
                                                                                  38
                   Signature...................................................   39
                   Exhibit Index...............................................   40

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
Sales and revenues...................................  $1,438.2   $1,320.1   $2,734.6   $2,505.9
                                                       --------   --------   --------   --------
Costs of sales and revenues..........................     949.6      866.0    1,796.0    1,636.6
Selling, general, and administrative expenses........     198.6      179.2      398.9      352.5
Research, development, and engineering expenses......     142.6      129.8      272.2      256.1
Restructuring and asset impairments..................       5.9         --       16.3         --
                                                       --------   --------   --------   --------
Total costs and expenses.............................   1,296.7    1,175.0    2,483.4    2,245.2
                                                       --------   --------   --------   --------
Operating income.....................................     141.5      145.1      251.2      260.7
Interest (income) expense, net.......................       5.8       10.0       (9.3)      21.9
Miscellaneous (income) expense, net..................       2.1       (1.6)       2.8       (3.0)
                                                       --------   --------   --------   --------
Income from continuing operations before income
  taxes..............................................     133.6      136.7      257.7      241.8
Income tax expense...................................      41.5       43.8       78.9       77.4
                                                       --------   --------   --------   --------
Income from continuing operations....................      92.1       92.9      178.8      164.4
Discontinued operations:
  Income from discontinued operations, including tax
     expense of $0.2.................................       7.8         --        7.8         --
                                                       --------   --------   --------   --------
Net income...........................................  $   99.9   $   92.9   $  186.6   $  164.4
                                                       ========   ========   ========   ========

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
EARNINGS PER SHARE:
Income from continuing operations:
  Basic..............................................  $   1.00   $   1.02   $   1.94   $   1.82
  Diluted............................................  $   0.98   $   0.99   $   1.90   $   1.76
Discontinued operations:
  Basic..............................................  $   0.08   $     --   $   0.08   $     --
  Diluted............................................  $   0.08   $     --   $   0.08   $     --
Net income:
  Basic..............................................  $   1.08   $   1.02   $   2.02   $   1.82
  Diluted............................................  $   1.06   $   0.99   $   1.98   $   1.76
Cash dividends declared per common share.............  $   0.16   $   0.15   $   0.32   $   0.30
Average Common Shares -- Basic.......................      92.0       91.0       92.0       90.3
Average Common Shares -- Diluted.....................      94.0       93.9       93.9       93.2

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  236.0       $  202.2
  Receivables, net..........................................    1,073.3          868.3
  Inventories, net..........................................      592.9          552.9
  Other current assets......................................      106.3           77.1
                                                               --------       --------
          Total current assets..............................    2,008.5        1,700.5
Plant, property and equipment, net..........................      838.3          841.2
Deferred income taxes.......................................      531.1          546.3
Goodwill, net...............................................    1,602.5        1,550.5
Other intangible assets, net................................       74.2           74.4
Other assets................................................      875.7          676.7
                                                               --------       --------
          Total assets......................................   $5,930.3       $5,389.6
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  542.5       $  484.0
  Accrued expenses..........................................      707.8          725.3
  Accrued taxes.............................................      277.7          221.3
  Notes payable and current maturities of long-term debt....      465.0          299.6
                                                               --------       --------
          Total current liabilities.........................    1,993.0        1,730.2
Pension benefits............................................    1,439.5        1,430.3
Postretirement benefits other than pensions.................      200.2          198.7
Long-term debt..............................................      509.5          492.2
Other liabilities...........................................      404.0          400.9
                                                               --------       --------
          Total liabilities.................................    4,546.2        4,252.3
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................         --             --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
       Outstanding: 92,283,651 and 91,824,515 shares........       92.3           91.8
  Retained earnings.........................................    2,107.5        1,939.1
  Accumulated other comprehensive loss:
     Unrealized loss on investment securities and cash flow
      hedges................................................       (1.0)          (1.7)
     Unrealized loss on minimum pension liability...........     (784.7)        (784.7)
     Cumulative translation adjustments.....................      (30.0)        (107.2)
                                                               --------       --------
          Total shareholders' equity........................    1,384.1        1,137.3
                                                               --------       --------
          Total liabilities and shareholders' equity........   $5,930.3       $5,389.6
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
OPERATING ACTIVITIES
Net income..................................................  $ 186.6   $ 164.4
Discontinued operations, net................................     (7.8)       --
                                                              -------   -------
Income from continuing operations...........................    178.8     164.4
Adjustments to income from continuing operations:
  Depreciation and amortization.............................     93.4      85.1
  Restructuring and asset impairments.......................     16.3        --
  Payments for restructuring................................    (10.2)    (22.6)
  Change in receivables.....................................   (132.4)   (115.8)
  Change in inventories.....................................     (8.4)      7.3
  Change in accounts payable and accrued expenses...........     (3.2)     67.1
  Change in accrued and deferred taxes......................     49.8      42.7
  Change in other current and non-current assets............   (214.6)      2.9
  Change in non-current liabilities.........................     (8.9)      2.5
  Other, net................................................      6.0       2.7
                                                              -------   -------
  Net cash -- operating activities..........................    (33.4)    236.3
                                                              -------   -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (57.7)    (52.1)
Proceeds from sale of assets and businesses.................      9.5       6.8
Acquisitions................................................    (42.5)    (38.8)
Other, net..................................................      0.1       1.1
                                                              -------   -------
  Net cash -- investing activities..........................    (90.6)    (83.0)
                                                              -------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................    181.1    (168.4)
Long-term debt repaid.......................................    (17.0)     (1.6)
Long-term debt issued.......................................      0.3       0.3
Repurchase of common stock..................................    (16.8)    (13.6)
Proceeds from issuance of common stock......................     19.9      79.4
Dividends paid..............................................    (28.5)    (26.8)
Other, net..................................................      0.1      (0.2)
                                                              -------   -------
  Net cash -- financing activities..........................    139.1    (130.9)
                                                              -------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........      8.9       4.5
NET CASH -- DISCONTINUED OPERATIONS.........................      9.8      20.3
                                                              -------   -------
Net change in cash and cash equivalents.....................     33.8      47.2
Cash and cash equivalents -- beginning of period............    202.2     121.3
                                                              -------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 236.0   $ 168.5
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  22.9   $  25.8
                                                              =======   =======
  Income taxes..............................................  $  29.1   $  34.8
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
Trade.......................................................  $  993.2      $811.2
Other.......................................................     107.0        84.8
Allowance for doubtful accounts.............................     (26.9)      (27.7)
                                                              --------      ------
                                                              $1,073.3      $868.3
                                                              ========      ======

2) INVENTORIES

     Net inventories consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
Finished goods..............................................   $160.4       $147.6
Work in process.............................................    181.1        195.9
Raw materials...............................................    334.5        280.3
Progress payments...........................................    (83.1)       (70.9)
                                                               ------       ------
                                                               $592.9       $552.9
                                                               ======       ======

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Land and improvements.......................................  $    56.8    $    60.3
Buildings and improvements..................................      436.5        409.9
Machinery and equipment.....................................    1,545.3      1,481.5
Furniture, fixtures and office equipment....................      245.4        235.5
Construction work in progress...............................       77.5         73.3
Other.......................................................       46.1         44.3
                                                              ---------    ---------
                                                                2,407.6      2,304.8
Accumulated depreciation and amortization...................   (1,569.3)    (1,463.6)
                                                              ---------    ---------
                                                              $   838.3    $   841.2
                                                              =========    =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2003       2002       2003       2002
                                               --------   --------   --------   --------
Product sales................................  $1,215.6   $1,143.1   $2,312.9   $2,173.5
Service revenues.............................     222.6      177.0      421.7      332.4
                                               --------   --------   --------   --------
Total sales and revenues.....................  $1,438.2   $1,320.1   $2,734.6   $2,505.9
                                               ========   ========   ========   ========
Costs of product sales.......................  $  798.1   $  752.3   $1,506.8   $1,427.4
Costs of service revenues....................     151.5      113.7      289.2      209.2
                                               --------   --------   --------   --------
Total costs of sales and revenues............  $  949.6   $  866.0   $1,796.0   $1,636.6
                                               ========   ========   ========   ========

     The Defense Electronics & Services segment comprises $201.3 and $379.8 of total service revenues for the three and six months ended June 30, 2003, respectively, and $132.1 and $250.4 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

     The Defense Electronics & Services segment comprises $157.0 and $293.9 of total service revenues for the three and six months ended June 30, 2002, respectively, and $96.3 and $175.3 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended June 30, 2003
Net income..................................................                            $ 99.9
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $ 55.0       $  --         55.0
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      1.4        (0.5)         0.9
                                                               ------       -----       ------
     Other comprehensive income.............................   $ 56.4       $(0.5)        55.9
                                                                                        ------
Comprehensive income........................................                            $155.8
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended June 30, 2002
Net income..................................................                            $ 92.9
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $ 76.8       $  --         76.8
  Unrealized gain (loss) on investment securities...........     (0.3)        0.1         (0.2)
                                                               ------       -----       ------
     Other comprehensive income.............................   $ 76.5       $ 0.1         76.6
                                                                                        ------
Comprehensive income........................................                            $169.5
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Six Months Ended June 30, 2003
Net income..................................................                            $186.6
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $ 77.2       $  --         77.2
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      1.1        (0.4)         0.7
                                                               ------       -----       ------
     Other comprehensive income (loss)......................   $ 78.3       $(0.4)        77.9
                                                                                        ------
Comprehensive income........................................                            $264.5
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Six Months Ended June 30, 2002
Net income..................................................                            $164.4
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $ 63.9       $  --         63.9
  Minimum pension liability.................................    (23.7)        8.0        (15.7)
  Unrealized gain (loss) on investment securities...........      0.3        (0.1)         0.2
                                                               ------       -----       ------
     Other comprehensive income (loss)......................   $ 40.5       $ 7.9         48.4
                                                                                        ------
Comprehensive income........................................                            $212.8
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002:

                                                             THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                               JUNE 30,       JUNE 30,
                                                             -------------   -----------
                                                             2003    2002    2003   2002
                                                             -----   -----   ----   ----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share..............  92.0    91.0    92.0   90.3
Common stock equivalents...................................   2.0     2.9     1.9    2.9
                                                             ----    ----    ----   ----
Shares used in the computation of diluted earnings per
  share....................................................  94.0    93.9    93.9   93.2
                                                             ====    ====    ====   ====

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2003 were 1.9 and 1.7, respectively.

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2002 were each less than 0.1.

7) STOCK-BASED EMPLOYEE COMPENSATION

     As of June 30, 2003 and 2002, the Company had two stock-based employee compensation plans and one stock-based non-employee director's compensation plan, which are described more fully in Note 20, "Shareholders' Equity," within the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K. Additionally, a third stock-based employee compensation plan was adopted by the Company during the second quarter of 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had compensation cost for these plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               THREE MONTHS      SIX MONTHS
                                                              ENDED JUNE 30,   ENDED JUNE 30,
                                                              --------------   ---------------
                                                              2003     2002     2003     2002
                                                              -----   ------   ------   ------
Net income as reported......................................  $99.9   $ 92.9   $186.6   $164.4
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for awards
  not reflected in net income -- net of tax.................   (0.5)   (19.1)    (2.4)   (21.3)
                                                              -----   ------   ------   ------
Pro forma net income........................................  $99.4   $ 73.8   $184.2   $143.1
EPS:
  Basic, as reported........................................  $1.08   $ 1.02   $ 2.02   $ 1.82
  Basic, pro forma..........................................   1.08     0.81     2.00     1.58
  Diluted, as reported......................................  $1.06   $ 0.99   $ 1.98   $ 1.76
  Diluted, pro forma........................................   1.06     0.79     1.96     1.54

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in the three months and six months ended June 30, 2003 and 2002:

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                           -------------------   -----------------
                                                             2003       2002      2003      2002
                                                           --------   --------   -------   -------
Dividend yield...........................................    1.50%      1.65%      1.57%     1.65%
Expected volatility......................................   27.36%     28.30%     28.75%    28.30%
Expected life............................................  6 years    6 years    6 years   6 years
Risk-free rates..........................................    2.92%      4.92%      3.37%     4.80%

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Condensed Income Statements during the three month and six month periods ended June 30, 2003 and 2002 was:

 THREE MONTHS      SIX MONTHS
ENDED JUNE 30,   ENDED JUNE 30,
--------------   ---------------
 2003    2002     2003     2002
------   -----   ------   ------
$0.2     $0.2     $0.4     $0.3

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

     During the second quarter of 2003 the Company continued its program to reduce structural costs and increase profitability. New restructuring actions totaling $4.7 were announced during the period. The charge primarily reflected the severance of 148 employees and the cancellation of an operating lease. The actions by segment are as follows:

     - The Electronic Components segment comprises $2.7 of the charge and the actions taken at this segment include the termination of six management employees, 19 factory workers and 71 office workers.

     - The Motion & Flow Control segment recognized $1.0 for the severance of 50 employees, including six management employees, 31 factory workers and 13 office workers. Lease termination fees of $0.7 and asset disposal costs of $0.1 were also reflected in the charge.

     - At Corporate Headquarters, a charge of $0.2 was recorded for the termination of one management employee and one office worker.

     The projected future cash savings from the restructuring actions announced during the second quarter of 2003 are approximately $4.0 during 2003 and $43.0 between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     In addition to the new restructuring actions announced during the quarter, the Motion & Flow Control segment recognized $1.2 of severance and employee benefit costs related to actions announced during the first quarter.

     During the first quarter of 2003 the Company recorded a $9.0 restructuring charge primarily for the planned severance of 465 persons. Severance of $8.3 represents the majority of the charge.

     Listed below, by business segment, is background information on the 2003 first quarter restructuring charge.

                                                               CASH CHARGES
                                                             -----------------      ASSET
                                                             SEVERANCE   OTHER   IMPAIRMENTS   TOTAL
                                                             ---------   -----   -----------   -----
Electronic Components......................................    $6.8      $0.3       $0.4       $7.5
Corporate & Other..........................................     1.1        --         --        1.1
Motion & Flow Control......................................     0.4        --         --        0.4
                                                               ----      ----       ----       ----
Total 2003 1st Quarter Charges.............................    $8.3      $0.3       $0.4       $9.0
                                                               ====      ====       ====       ====

     The restructuring actions initiated by the Electronic Components segment include the planned termination of 226 persons, comprised of 101 office workers, 116 factory workers and nine management employees, and the disposal of certain machinery and equipment. The actions were prompted by management's projections of continued weakness in certain businesses.

     The $1.1 charge taken at Corporate Headquarters represents the consolidation of administrative tasks and includes the planned termination of two management employees.

     The actions within the Motion & Flow Control segment include the planned termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions will be completed during 2003 and 2004 and the total estimated charge of approximately $2.8 will be recognized ratably over the restructuring period as the terminations become effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $6.0 during 2003 and $60 between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     The following is a rollforward of the accrued cash restructuring balances for all restructuring plans.

                                                          MOTION                  CORPORATE,
                                               FLUID      & FLOW    ELECTRONIC   ELIMINATIONS
                                             TECHNOLOGY   CONTROL   COMPONENTS    AND OTHER     TOTAL
                                             ----------   -------   ----------   ------------   -----
Balance December 31, 2002..................    $ 6.5       $ 4.5      $ 4.4         $ 0.9       $16.3
Payments for prior charges.................     (4.0)       (1.9)      (1.6)         (0.4)       (7.9)
2003 restructuring charges.................       --         3.3        9.8           1.3        14.4
Payments for 2003 charges..................       --        (0.1)      (1.9)         (0.3)       (2.3)
                                               -----       -----      -----         -----       -----
Balance June 30, 2003......................    $ 2.5       $ 5.8      $10.7         $ 1.5       $20.5
                                               =====       =====      =====         =====       =====

     At December 31, 2002, the accrual balance for restructuring activities was $16.3. Cash payments of $10.2 and an additional cash charge of $14.4 were recorded in the first six months of 2003. The accrual balance at June 30, 2003 is $20.5, which includes $17.0 for severance and $3.5 for facility carrying costs and other.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     As of December 31, 2002, remaining actions under restructuring activities announced in 2001 and 2002 were to close three facilities and reduce headcount by 256. During the first six months of 2003, the Company closed one facility. In addition, headcount was reduced by 368 persons related to all plans and the Company experienced employee attrition, leaving a balance of 492 planned reductions (including the 2003 plans). Actions announced during the first half of 2003 will be completed by the second quarter of 2004. All of the actions contemplated under the 2002 and 2001 plans will be completed by the close of 2003. Closed facility expenditures related to the 2001 plan will continue to be incurred in 2003 through 2006. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

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

     At June 30, 2003 and December 31, 2002, the values of the Company's interest rate swaps were $113.1 and $97.0, including $4.0 of accrued interest in each period.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not required as no material activity occurred during the first six months of 2003. Additional disclosures required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At June 30, 2003 the Company had 12 foreign currency cash flow hedges that had appreciations of $0.2 during 2003. At December 31, 2002, there were no foreign currency cash flow hedges outstanding. There were no changes in the forecasted transactions during 2003 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposures was $5.1 at June 30, 2003. The applicable fair value of these contracts at June 30, 2003 was a net short position of $4.8. There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the six months ended June 30, 2003 and 2002, respectively, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At June 30, 2003 and December 31, 2002, the Company had foreign currency forward contracts with notional amounts of $86.5 and $109.1, respectively, to hedge the value of recognized assets, liabilities and firm

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

commitments. The fair value of the 2003 and 2002 contracts were net short positions of $38.3 and $42.3 at June 30, 2003 and December 31, 2002, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first six months of 2003 and 2002 were $0.1 and $0.3, respectively. There were no amounts excluded from the measure of effectiveness.

10) GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant, and that they no longer be amortized. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 142, the Company completed a transitional and initial goodwill impairment test at its 12 identified reporting units and determined that no impairment exists. Both tests were conducted in the first quarter of 2002. The Company also conducted its annual impairment test in the first quarter of 2003 (as of the beginning of the year) and determined that no impairment exists.

     Changes in the carrying amount of goodwill for the six months ended June 30, 2003 by operating segment are as follows:

                                                     DEFENSE     MOTION
                                        FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                      TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
                                      ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31, 2002.....    $769.9       $303.7      $176.1      $295.8       $5.0      $1,550.5
Goodwill acquired during the
  period............................       4.6           --          --        23.0         --          27.6
Other, including foreign currency
  translation.......................      20.4           --         1.9         2.1         --          24.4
                                        ------       ------      ------      ------       ----      --------
Balance as of June 30, 2003.........    $794.9       $303.7      $178.0      $320.9       $5.0      $1,602.5
                                        ======       ======      ======      ======       ====      ========

     Information regarding the Company's other intangible assets follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
Amortized intangibles --
  Patents and other.........................................   $32.8        $32.1
  Accumulated amortization..................................    (6.6)        (5.7)
Unamortized intangibles --
  Brands and trademarks.....................................    12.7         12.7
  Pension related...........................................    35.3         35.3
                                                               -----        -----
  Net intangibles...........................................   $74.2        $74.4
                                                               =====        =====

     Amortization expense related to intangible assets for the six month periods ended June 30, 2003 and 2002 was $0.9 and $0.5, respectively. Estimated amortization expense for each of the five succeeding years is $1.8 per year.

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

     At June 30, 2003, the Company had automotive discontinued operations accruals of $188.9 that primarily relate to taxes ($154.0), product recalls ($8.0), environmental obligations ($14.5), employee benefits ($10.5) and other ($1.9). In 2003, the Company has spent approximately $1.1. The Company expects that it will cash settle $154.0 of tax obligations in 2004 or 2005.

     During the second quarter of 2003, the Company collected a disputed receivable related to its disposed automotive businesses in the amount of $8.0. A valuation allowance had previously been established for the full amount of the receivable. Upon collection, the Company reversed its valuation allowance which resulted in Income from Discontinued Operations of $8.0.

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

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of June 30, 2003, the Company is responsible, or is alleged to be responsible, for 104 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At June 30, 2003, the Company calculated a best estimate of $109.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $81.0 and the high range estimate for those liabilities is $174.0. On an annual basis the Company spends between $11.0 and $14.0 on its environmental remediation liabilities.

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of June 30, 2003, the Company's accrual for this liability was $10.9 representing its best estimate; its low estimate for the liability is $7.4 and its high estimate is $16.4.

     ITT operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has been investigating the site in coordination with state and federal environmental authorities. A remedy for the site has not yet been selected. Currently, the estimated range for the costs of the additional investigation and the anticipated remediation is between $6.2 and $20.4. The Company has accrued $10.8 for this matter, which approximates its best estimate.

     The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT, Higbie Manufacturing, prior to the time ITT acquired Higbie. ITT and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's. The Company's current estimates for its exposure are between $3.1 and $6.4. It has an accrual for this matter of $4.4 which represents its best estimate of its current liabilities. The Company does not anticipate a default on the part of the other PRPs.

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in late 2003. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive. A portion of the recoveries from the insurance settlements have been placed in a trust and are used to reimburse the Company for its environmental costs.

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

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During the first half of 2003, ITT and Goulds resolved approximately 150 cases through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and virtually all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

     The Company is one of several defendants in a suit filed in El Paso, Texas Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. The Company's insurers are on notice of this matter and are contributing to the costs of defense. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

13) GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of that business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at June 30, 2003 the Company has an accrual of $8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at June 30, 2003 the Company has an accrual of $14.5 which is its best estimate of the potential exposure.

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

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company would be required to perform under these guarantees if the District failed to provide interest payments or principal payments due to the bond holders. The maximum amount of the undiscounted future payments on these guarantees equal $28.9. At June 30, 2003, the Company does not believe that a loss contingency is probable for these guarantees and therefore does not have an accrual recorded in its financial statements. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At June 30, 2003, the Company has an accrual related to the expansion of the bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $46.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At June 30, 2003, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

  PRODUCT WARRANTIES

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At June 30, 2003, the Company has a product warranty accrual in the amount of $41.1.

PRODUCT WARRANTY LIABILITIES

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                     ENDING BALANCE
 JANUARY 1, 2003      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)      JUNE 30, 2003
-----------------   -----------------   -----------------------   ----------   --------------------
      $40.4               $11.0                  $(0.6)             $(9.7)            $41.1
      -----               -----                  -----              -----             -----

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

14) BUSINESS SEGMENT INFORMATION

     Unaudited financial information of the Company's business segments for the three months and the six months ended June 30, 2003 and 2002 were as follows:

                                             DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED             FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
JUNE 30, 2003                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------           ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $  570.6       $452.4        $262.7      $153.7        $   (1.2)     $1,438.2
                              --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues.................      378.4        272.2         190.1       110.4            (1.5)        949.6
Selling, general, and
  administrative
  expenses.................      105.6         21.3          23.1        30.2            18.4         198.6
Research, development, and
  engineering expenses.....       12.5        112.2           9.4         8.5              --         142.6
Restructuring and asset
  impairments..............         --           --           3.0         2.7             0.2           5.9
                              --------       ------        ------      ------        --------      --------
Total costs and expenses...      496.5        405.7         225.6       151.8            17.1       1,296.7
                              --------       ------        ------      ------        --------      --------
Operating income
  (expense)................       74.1         46.7          37.1         1.9           (18.3)        141.5
                              ========       ======        ======      ======        ========      ========
Total assets...............    2,006.4        893.5         709.9       769.0         1,551.5       5,930.3
THREE MONTHS ENDED
JUNE 30, 2002
---------------------------
Sales and revenues.........   $  504.7       $415.9        $251.7      $148.6        $   (0.8)     $1,320.1
                              --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues.................      331.9        251.1         187.0        97.2            (1.2)        866.0
Selling, general, and
  administrative
  expenses.................       93.9         21.5          21.6        25.8            16.4         179.2
Research, development, and
  engineering expenses.....       12.5        102.6           7.7         7.0              --         129.8
                              --------       ------        ------      ------        --------      --------
Total costs and expenses...      438.3        375.2         216.3       130.0            15.2       1,175.0
                              --------       ------        ------      ------        --------      --------
Operating income
  (expense)................       66.4         40.7          35.4        18.6           (16.0)        145.1
                              ========       ======        ======      ======        ========      ========
Total assets...............    1,736.8        836.3         681.0       718.3           818.0       4,790.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                            DEFENSE      MOTION &                  CORPORATE,
SIX MONTHS ENDED              FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
JUNE 30, 2003               TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
----------------            ----------   -------------   --------   ----------   --------------   --------
Sales and revenues........   $1,074.2       $843.8        $520.8      $298.5        $   (2.7)     $2,734.6
                             --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues................      712.4        500.6         377.9       208.4            (3.3)      1,796.0
Selling, general, and
  administrative
  expenses................      207.0         48.7          46.3        60.1            36.8         398.9
Research, development, and
  engineering expenses....       24.4        213.4          18.1        16.3              --         272.2
Restructuring and asset
  impairments.............         --           --           3.4        11.6             1.3          16.3
                             --------       ------        ------      ------        --------      --------
Total costs and
  expenses................      943.8        762.7         445.7       296.4            34.8       2,483.4
                             --------       ------        ------      ------        --------      --------
Operating income
  (expense)...............      130.4         81.1          75.1         2.1           (37.5)        251.2
                             ========       ======        ======      ======        ========      ========
Total assets..............    2,006.4        893.5         709.9       769.0         1,551.5       5,930.3
SIX MONTHS ENDED
JUNE 30, 2002
--------------------------
Sales and revenues........   $  948.9       $784.6        $487.7      $286.3        $   (1.6)     $2,505.9
                             --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues................      623.8        465.5         362.0       187.3            (2.0)      1,636.6
Selling, general, and
  administrative
  expenses................      181.4         43.7          46.8        49.6            31.0         352.5
Research, development, and
  engineering expenses....       23.6        203.1          15.6        13.8              --         256.1
                             --------       ------        ------      ------        --------      --------
Total costs and
  expenses................      828.8        712.3         424.4       250.7            29.0       2,245.2
                             --------       ------        ------      ------        --------      --------
Operating income
  (expense)...............      120.1         72.3          63.3        35.6           (30.6)        260.7
                             ========       ======        ======      ======        ========      ========
Total assets..............    1,736.8        836.3         681.0       718.3           818.0       4,790.4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30,
2002

     Sales and revenues for the second quarter of 2003 were $1,438.2 million, an increase of $118.1 million, or 8.9%, from the same period for 2002. Costs of sales and revenues of $949.6 million for the second quarter of 2003 increased $83.6 million, or 9.7%, from the comparable 2002 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services segment, contributions from acquisitions made by the Fluid Technology and Electronic Components segments and the impact of foreign currency translation. A change in sales mix in the Electronic Components segment also contributed to the increase in costs of sales and revenues.

     Selling, general and administrative ("SG&A") expenses for the second quarter of 2003 were $198.6 million, an increase of $19.4 million, or 10.8%, from the second quarter of 2002. The increase in SG&A expenses was primarily due to increased marketing expense in all segments, and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives and increased other administrative expenses.

     Research, development and engineering ("RD&E") expenses for the second quarter of 2003 increased $12.8 million, or 9.9%, compared to the second quarter of 2002. The increase is attributable to increased spending in most segments.

     During the second quarter of 2003, the Company recorded a $5.9 million restructuring charge to reduce operating costs and streamline its structure. The charge primarily reflected the planned reduction of 148 persons. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the second quarter of 2003 was $141.5 million compared to $145.1 million for the second quarter of 2002. The decrease is primarily due to increased SG&A expenses and $5.9 million of restructuring charges, partially offset by increased sales and revenues at each of the segments. Segment operating margin, for the second quarter of 2003 was 11.1%, or 1.1% below the segment operating margin for the comparable 2002 period. The decrease reflects pricing and sales mix issues in the Electronic Components segment, restructuring charges in the Electronic Components and Motion & Flow Control segments and the impact of 2002 Fluid Technology acquisitions, which produced operating margins below the segment average. Higher operating margins in the Defense Electronics & Services segment partially offset these items.

     Interest expense of $5.8 million (net of interest income of $3.3 million) for the second quarter of 2003 decreased $4.2 million, or 42.0%, from the comparable prior year period. The variance between years is primarily due to lower rates.

     Income tax expense was $41.5 million in the second quarter of 2003, a decrease of $2.3 million from the comparable 2002 period. The decrease is primarily attributable to lower operating income.

     Income from continuing operations was $92.1 million, or $0.98 per diluted share compared to $92.9 million or $0.99 per diluted share for the second quarter of 2002. The decline is primarily due to lower operating income, partially offset by lower taxes.

     During the second quarter of 2003, the Company recognized $7.8 million of income from discontinued operations. The income relates to the collection of a disputed receivable related to the Company's disposed automotive businesses and the receipt of a tax refund also pertaining to the Company's discontinued businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for both assets, resulting in the above mentioned income.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $65.9 million, or 13.1%, and $46.5 million, or 14.0%, respectively, in the second quarter of 2003 compared to the second quarter of 2002. Higher organic sales in the water/wastewater markets, acquisition revenue from the water/wastewater and engineered valves businesses and the impact of foreign currency translation were the primary factors for the increases. Softness in the industrial pumps and Fluid Handling businesses partially offset these factors. SG&A for the second quarter of 2003 increased $11.7 million, or 12.5%, compared to 2002, mainly due to both increased marketing expenses and increased administrative costs in the water/wastewater markets. Operating income for the second quarter of 2003 was up $7.7 million, or 11.6%, compared to the second quarter of 2002 due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the second quarter of 2003 increased $36.5 million, or 8.8%, and $21.1 million, or 8.4%, respectively, from the comparable prior year period. The increases are primarily due to higher service revenue reflecting Middle East support and classified programs, partially offset by lower volume in the night vision, and radar businesses. The increase in costs of sales and revenues also reflects a change in product mix. SG&A expenses were flat with the comparable prior year period. RD&E expenses increased $9.6 million, or, 9.4%, due to increased spending in most businesses. Operating income for the second quarter of 2003 was $46.7 million, an increase of $6.0 million, or 14.7%, compared to the same quarter in 2002. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $262.7 million and $190.1 million, respectively, during the second quarter of 2003, reflecting increases of $11.0 million, or 4.4%, and $3.1 million, or 1.7%, from the second quarter of 2002. The increases were mainly due to increased sales in the friction materials and leisure marine businesses and the impact of foreign currency translation, partially offset by volume declines in the automotive fluid handling and Aerospace Controls businesses. SG&A expenses increased $1.5 million, or 6.9%, reflecting higher marketing costs in the leisure marine business and increased employee benefit and administrative costs. RD&E expenses were $1.7 million, or 22.1%, higher than the comparable 2002 period, as spending increased in most businesses. During the second quarter of 2003, the segment recorded a $3.0 million restructuring charge mainly related to a planned reduction in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $37.1 million was $1.7 million, or 4.8%, higher in the second quarter of 2003 compared to the second quarter of 2002, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $153.7 million and costs of sales and revenues of $110.4 million in the second quarter of 2003, increased $5.1 million, or 3.4%, and 13.2 million, or 13.6%, respectively, from the comparable prior year period. The increases reflect the contribution from an acquisition and the impact of foreign currency translation partially offset by weakness in the communication and commercial aircraft businesses. Sales mix issues also contributed to the increase in costs of sales and revenues. SG&A expenses increased $4.4 million due to increased marketing, employee benefit and administrative expenses, including the impact of a 2003 first quarter acquisition. During the second quarter of 2003, the segment recorded a $2.7 million restructuring charge primarily relating to planned headcount reductions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the second quarter of 2003 decreased $16.7 million, or 89.8%, from the second quarter of 2002. The decline was due to the factors discussed above.

     Corporate expenses increased $2.3 million in the second quarter of 2003, primarily due to costs related to process improvement initiatives and increased employee benefit costs.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

     Sales and revenues for the first six month of 2003 were $2,734.6 million, an increase of $228.7 million, or 9.1%, from the same period for 2002. Costs of sales and revenues of $1,796.0 million for the first six months of 2003 increased $159.4 million, or 9.7%, from the comparable 2002 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services segment, contributions from acquisitions made by the Fluid Technology and Electronic Components segments and the impact of foreign currency translation. Sales mix changes in the Electronic Components segment also contributed to the increase in costs of sales and revenues.

     Selling, general and administrative expenses for the first six months of 2003 were $398.9 million, an increase of $46.4 million, or 13.2%, from the first six months of 2002. The increase in SG&A expenses was primarily due to increased marketing expense in all segments and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives and increased other administrative expenses.

     Research, development and engineering expenses for the first six months of 2003 increased $16.1 million, or 6.3%, compared to the first six months of 2002. The increase is attributable to increased spending in all segments.

     During the first six months of 2003, the Company recorded a $14.9 million restructuring charge to reduce operating costs and streamline its structure. The charge primarily reflected the planned reduction of 613 persons. Additionally, the Company recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the first six months of 2003 was $251.2 million compared to $260.7 million for the first six months of 2002. The decrease is primarily due to increased SG&A expenses and $16.3 million of restructuring and asset impairment charges, partially offset by increased sales and revenues at each of the segments. Segment operating margin, for the first six months of 2003 was 10.6%, or 1.0% below the segment operating margin for the comparable 2002 period. The decrease reflects pricing and sales mix issues in the Electronic Components segment, restructuring and asset impairment charges in the Electronic Components and Motion & Flow Control segments and the impact of 2002 Fluid Technology acquisitions, which produced operating margins below the segment average.

     Interest income was $9.3 million (net of interest expense of $16.7 million) for the first six months of 2003. The Company recognized $21.9 million of interest expense during the first six months of 2002. The variance between years is primarily due to interest income of $22.1 million, related to a 2003 first quarter tax refund, and the impact of lower interest rates.

     Income tax expense was $78.9 million in the first six months of 2003, which was flat with the comparable 2002 period.

     Income from continuing operations was $178.8 million, or $1.90 per diluted share, for the first half of 2003 compared to $164.4 million, or $1.76 per diluted share for the first half of 2002. The increase reflects the results discussed above.

     During the first half of 2003, the Company recognized $7.8 million of income from discontinued operations. The income relates to the collection of a disputed receivable related to the Company's disposed automotive businesses and the receipt of a tax refund also pertaining to the Company's discontinued businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for both assets, resulting in the above mentioned income.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $125.3 million, or 13.2%, and $88.6 million, or 14.2%, respectively, in the first six months of 2003 compared to the first six months of 2002. Higher organic sales in the water/wastewater markets, acquisition revenue from the water/wastewater and engineered valves businesses and the impact of foreign currency translation were the primary factors for the increases. Softness in the industrial pumps business partially offset these factors. SG&A for the first six months of 2003 increased $25.6 million, or 14.1%, compared to 2002, mainly due to both increased marketing expenses and increased administrative costs in the water/wastewater markets. Operating income for the first six months of 2003 was up $10.3 million, or 8.6%, compared to the first six months of 2002 due to the activity discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first six months of 2003 increased $59.2 million, or 7.5%, and $35.1 million, or 7.5%, respectively, from the comparable prior year period. The increases are primarily due to higher service revenue reflecting Middle East support and classified programs, partially offset by lower volume in our night vision, radar, and electronic warfare businesses. SG&A expenses increased $5.0 million, or 11.4%, primarily due to higher marketing expenses and increased employee benefit and administrative costs. RD&E expenses for the first six months of 2003 increased $10.3 million, or 5.1% due to increased spending in most businesses. Operating income for the first six months of 2003 was $81.1 million, an increase of $8.8 million, or 12.2%, compared to the same period in 2002. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $520.8 million and $377.9 million, respectively, during the first six months of 2003, reflecting increases of $33.1 million, or 6.8%, and $15.9 million, or 4.4%, from the first six months of 2002. The increases were mainly due to increased sales in the leisure marine and friction material businesses and the impact of foreign currency translation, partially offset by volume declines in the automotive fluid handling business. SG&A expenses were flat with the comparable prior year period. RD&E expenses were $2.5 million, or 16.0% higher than the comparable 2002 period as spending increased in most businesses. During the first six months of 2003, the segment recorded a $3.4 million restructuring charge mainly related to a planned reduction in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $75.1 million was $11.8 million, or 18.6%, higher in the first six months of 2003 compared to the first six months of 2002, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $298.5 million and costs of sales and revenues of $208.4 million in the first six months of 2003, increased $12.2 million, or 4.3%, and $21.1 million, or 11.3%, respectively, from the comparable prior year period. The increases reflect the contribution from an acquisition and the impact of foreign currency translation, partially offset by weaknesses in the communication and commercial aircraft businesses. Sales mix issues also contributed to the increase in costs of sales and revenues. SG&A expenses increased $10.5 million due to increased marketing, employee benefit and administrative expenses, including the impact of a 2003 first quarter acquisition. During the first six months of 2003, the segment recorded a $10.2 million restructuring charge primarily relating to planned headcount reductions and a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first six months of 2003 decreased $33.5 million, or 94.1%, from the first six months of 2002. The decline was due to the factors discussed above.

     Corporate expenses increased $6.9 million in the first six months of 2003, primarily due to costs related to process improvement initiatives, a $1.3 million restructuring charge for planned headcount reductions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information for additional information) and increased administrative expenses.

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

     During the second quarter of 2003 the Company continued its program to reduce structural costs and increase profitability. New restructuring actions totaling $4.7 million were announced during the period. The charge primarily reflected the severance of 148 employees and the cancellation of an operating lease. The actions by segment are as follows:

     - The Electronic Components segment comprises $2.7 million of the charge and the actions taken at this segment include the termination of 6 management employees, 19 factory workers and 71 office workers.

     - The Motion & Flow Control segment recognized $1.0 million for the severance of 50 employees, including 6 management employees, 31 factory workers and 13 office workers. Lease termination fees of $0.7 million and asset disposal costs of $0.1 million were also reflected in the charge.

     - At Corporate Headquarters, a charge of $0.2 million was recorded for the termination of one management employee and one office worker.

     The projected future cash savings from the restructuring actions announced during the second quarter of 2003 are approximately $4.0 million during 2003 and $43.0 million between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     As of June 30, 2003, the Company had made $0.2 million of payments attributable to the 2003 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the quarter, the Motion & Flow Control segment recognized $1.2 million of severance and employee benefit costs related to actions announced during the first quarter.

     During the first quarter of 2003 the Company recorded a $9.0 million restructuring charge primarily for the planned severance of 465 persons. Severance of $8.3 million represents the majority of the charge.

     Listed below, by business segment, is background information on the 2003 first quarter restructuring charge (in millions).

                                                              CASH CHARGES
                                                            -----------------      ASSET
                                                            SEVERANCE   OTHER   IMPAIRMENTS   TOTAL
                                                            ---------   -----   -----------   -----
Electronic Components.....................................    $6.8      $0.3       $0.4       $7.5
Corporate & Other.........................................     1.1        --         --        1.1
Motion & Flow Control.....................................     0.4        --         --        0.4
                                                              ----      ----       ----       ----
Total 2003 1st quarter Charges............................    $8.3      $0.3       $0.4       $9.0
                                                              ====      ====       ====       ====

     The restructuring actions initiated by the Electronic Components segment include the planned termination of 226 persons, comprised of 101 office workers, 116 factory workers and nine management employees, and the disposal of certain machinery and equipment. The actions were prompted by management's projections of continued weakness in certain businesses.

     The $1.1 million charge taken at Corporate Headquarters represents the consolidation of administrative tasks and includes the planned termination of two management employees.

     The actions within the Motion & Flow Control segment include the planned termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions will be completed during 2003 and 2004 and the total estimated charge of approximately $2.8 million will be recognized ratably over the restructuring period as the terminations become effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

     As of June 30, 2003, the Company had made $2.1 million of payments attributable to the 2003 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $6 million during 2003 and $60 million between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     The following table displays a rollforward of the restructuring accruals for the 2003 restructuring program (in millions):

                                                                   CASH CHARGES
                                                          -------------------------------
                                                                         LEASE
                                                          SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                          ---------   -----------   -----   -----
Establishment of 2003 Plans.............................    $13.1        $0.7       $0.6    $14.4
Payments................................................     (2.3)         --         --     (2.3)
                                                            -----        ----       ----    -----
Balance June 30, 2003...................................    $10.8        $0.7       $0.6    $12.1
                                                            =====        ====       ====    =====

     During the first six months of 2003 headcount was reduced by 218 persons and the Company experienced employee attrition, leaving a balance of 386 planned reductions related to the 2003 restructuring plans. Actions announced during the first half of 2003 will be completed by the first quarter of 2004.

 2003 OTHER ASSET IMPAIRMENTS

     During the first six months of 2003, the Company recorded a $1.4 million asset impairment charge primarily for the write-off of a technology license that will not be utilized based on management's projections of future market conditions. The applicable assets were written down to their fair values based on management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. These impairments were unrelated to the Company's restructuring activities.

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

     The following table displays a rollforward of the restructuring accruals for the 2002 restructuring program (in millions):

                                                                  CASH CHARGES
                                                         -------------------------------
                                                                        LEASE
                                                         SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                         ---------   -----------   -----   -----
Establishment of 2002 Plan.............................    $ 8.5        $ 0.4      $ 0.7   $ 9.6
Payments...............................................     (0.9)          --         --    (0.9)
                                                           -----        -----      -----   -----
Balance December 31, 2002..............................    $ 7.6        $ 0.4      $ 0.7   $ 8.7
                                                           -----        -----      -----   -----
Payments...............................................     (4.3)        (0.1)      (0.1)   (4.5)
                                                           -----        -----      -----   -----
Balance June 30, 2003..................................    $ 3.3        $ 0.3      $ 0.6   $ 4.2
                                                           =====        =====      =====   =====

     As of December 31, 2002, remaining actions under restructuring activities announced during 2002 were to close two facilities, and reduce headcount by 232 persons. During the first six months of 2003, one facility was closed and headcount was reduced by 133 related to this restructuring plan. As of June 30, 2003 the remaining actions include the closure of one facility and the reduction of 99 persons. All of the actions contemplated by the 2002 restructuring program will be completed in 2003. Some severance run-off payments will occur in 2004 and closed facility costs will continue through 2007. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the 2002 restructuring plan are approximately $7 million in 2003 and approximately $46 million between 2004 and 2007. The savings represents lower salary and wage expenditures and decreased facility operating costs. The impact will be reflected in costs of sales and revenues and selling, general and administrative expenses.

 2001 RESTRUCTURING ACTIVITIES

     On December 14, 2001, the Company announced a restructuring program to reduce structural costs and improve profitability whereby the Company recorded a charge of $83.3 million related to the closure of five facilities, the discontinuance of 21 products (ten in the Switch product group and 11 in the Connectors group), the severance of 3,400 persons and other asset impairments. The cash portion of the charge of $61.0 million primarily relates to severance and lease termination costs. The non-cash portion of the charge of $22.3 million primarily relates to machinery and equipment that became impaired as a result of the announced plans.

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

     The above planned actions included the termination of 2,753 persons, comprised of 2,395 factory workers, 348 office workers and ten management employees, and resulted in a cash charge of $37.0 million (which included $33.0 million for severance) and an asset impairment charge of $18.2 million (primarily for machinery and equipment that will be disposed of as a result of the restructuring activities).

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

     The following table displays a rollforward of the restructuring accruals for the 2001 restructuring program (in millions):

                                                      CASH CHARGES
                                             -------------------------------
                                                            LEASE                 ASSET
                                             SEVERANCE   COMMITMENTS   OTHER   IMPAIRMENTS   TOTAL
                                             ---------   -----------   -----   -----------   ------
Establishment of 2001 Plan.................   $ 51.9        $ 5.4      $ 3.7     $ 22.3      $ 83.3
Payments...................................    (11.5)          --       (0.1)        --       (11.6)
Asset write-offs...........................       --           --         --      (22.3)      (22.3)
                                              ------        -----      -----     ------      ------
Balance December 31, 2001..................   $ 40.4        $ 5.4      $ 3.6     $   --      $ 49.4
                                              ------        -----      -----     ------      ------
Payments and other.........................    (26.7)        (2.9)      (0.4)        --       (30.0)
Reversals..................................     (8.7)        (1.2)      (1.9)        --       (11.8)
                                              ------        -----      -----     ------      ------
Balance December 31, 2002..................   $  5.0        $ 1.3      $ 1.3     $   --      $  7.6
                                              ------        -----      -----     ------      ------
Payments...................................     (2.1)        (0.5)      (0.8)        --        (3.4)
                                              ------        -----      -----     ------      ------
Balance June 30, 2003......................   $  2.9        $ 0.8      $ 0.5     $   --      $  4.2
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

     As of December 31, 2002, remaining actions under the 2001 restructuring program included the closure of one facility and the termination of 24 persons. During the first six months of 2003, headcount was reduced by 17 related to this restructuring plan. As of June 30, 2003, remaining actions include the closure of one facility and the termination of 7 persons. Severance run-off payments will continue through 2003 and closed facility expenditures will continue to be incurred through 2004. Revised future cash and non-cash savings are projected to be approximately $281.0 million and $25.0 million, respectively, for the period from 2003 to 2006. The Company plans to fund future cash requirements for restructuring activities with cash from operations, supplemented, as required, by commercial paper borrowings.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2002 to June 30, 2003 (in thousands):

                                                                                            2002
                                             BEGINNING BALANCE     2002        2002        OTHER      ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2002    SPENDING   SETTLEMENTS   ACTIVITY   DECEMBER 31, 2002
-------------------------------------------  -----------------   --------   -----------   --------   -----------------
Other Deferred Liabilities.............          $    807        $   (46)      $  --      $    --        $    761
Accrued Expenses.......................             9,500           (909)         --       12,007          20,598
Environmental..........................            14,612            (75)         --           --          14,537
Income Tax.............................           154,151             --          --           --         154,151
                                                 --------        -------       -----      -------        --------
TOTAL..................................          $179,070        $(1,030)      $  --      $12,007        $190,047
                                                 ========        =======       =====      =======        ========

     In the first quarter of 2002, the arbitrator ruled that Valeo SA must pay the Company monies to settle the claim related to the sale of the Electrical Systems business.

                                                                                            2003
                                             BEGINNING BALANCE     2003        2003        OTHER     ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2003    SPENDING   SETTLEMENTS   ACTIVITY   JUNE 30, 2003
-------------------------------------------  -----------------   --------   -----------   --------   --------------
Other Deferred Liabilities..............         $    761        $    --       $  --       $  --        $    761
Accrued Expenses........................           20,598         (1,089)         --          --          19,509
Environmental...........................           14,537            (47)         --          --          14,490
Income Tax..............................          154,151             --          --          --         154,151
                                                 --------        -------       -----       -----        --------
TOTAL...................................         $190,047        $(1,136)      $  --       $  --        $188,911
                                                 ========        =======       =====       =====        ========

     At June 30, 2003, the Company has automotive discontinued operations accruals of $188.9 million that primarily relate to the following: taxes $154.0 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.5 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $10.5 million -- for workers compensation issues which are recorded in Accrued Expenses; and other $1.9 million -- for professional fees of which $0.8 million are recorded in Other Liabilities and $1.1 million are recorded in Accrued Expenses. In 2003, the Company has spent approximately $1.1 million of the automotive discontinued operations accruals. The Company expects that it will cash settle $154.0 million of tax obligations in 2004 or 2005. The Company projects that it will spend between $3.0 million and $4.0 million in 2003 related to its remaining automotive obligations.

     During the second quarter of 2003, the Company collected a disputed receivable related to its disposed automotive businesses in the amount of $8.0 million. A valuation allowance had previously been established for the full amount of the receivable. Upon collection, the Company adjusted its net receivable position which resulted in Income from Discontinued Operations of $8.0 million, pre-tax.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows: Cash from operating activities in the first six months of 2003 was an outflow of $33.4 million, a decrease of $269.7 million from the same period of 2002. The decrease is primarily attributable to a $200.0 million prepaid pension contribution, and payments of accrued expenses during 2003.

     Status of Restructuring Activities: Restructuring payments during the first six months of 2003 totaled $10.2 million and were comprised of $7.9 million of expenditures for the 2002 and 2001 restructuring plans and $2.3 million of expenditures for the 2003 restructuring plans. All future payments are projected to be paid with future cash from operating activities supplemented, as required, by commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first six months of 2003 were $57.7 million, an increase of $5.6 million from the first six months of 2002. The increase was seen across several operating segments.

     Acquisitions: During the first six months of 2003, the Company made several small acquisitions for a total of $42.5 million. The excess of the purchase price over the fair values of net assets acquired of $27.6 million was recorded as goodwill. During the first six months of 2002, the Company made several small acquisitions for a total of $38.8 million. Goodwill of $22.5 million was recorded in connection with these acquisitions.

     Divestitures: In the first six months of 2003, the Company generated $9.5 million of cash proceeds from the sale of plant, property and equipment. This is primarily due to the sale of land for $7.3 million at Defense Electronics & Services. During the first six months of 2002, the Company sold its interest in a defense-related joint venture for approximately $6 million and other plant, property and equipment for $0.8 million.

     Financing Activities: Debt at June 30, 2003 was $974.5 million, compared with $791.8 million at December 31, 2002. The change in debt levels primarily reflects the prepaid pension contributions made during the first six months of 2003. Cash and cash equivalents were $236.0 million at June 30, 2003, compared to $202.2 million at December 31, 2002. The maximum amount of borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, at June 30, 2003, was $1.0 billion. Borrowing through commercial paper and under the revolving credit agreement may not exceed $1.0 billion in the aggregate outstanding at any time.

     Status of Automotive Discontinued Operations: During the first six months of 2003, the Company spent $1.1 million on matters attributable to its automotive discontinued operations. Tax obligations of $154.0 million are expected to be resolved in 2004 or 2005. In addition, the Company projects between $3.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

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

     Environmental: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminate found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At June 30, 2003, the Company's best estimate is $109.0 million, which approximates the accrual, for the remediation of ground water and soil. The low range estimate for environmental liabilities is $81.0 million and the high range estimate is $174.0 million. On an annual basis the Company spends between $11.0 million and $14.0 million on its environmental remediation liabilities. These estimates are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

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

  KEY PENSION ASSUMPTIONS

     The Company determines its expected return on plan asset assumption by evaluating both historical returns as well as estimates of future returns. Specifically, the Company analyzes the Plan's actual historical annual return on assets over the past 10, 15, 20 and 25 years; makes estimates of future returns using a Capital Asset Pricing Model; and evaluates historical broad market returns over the past 75 years based on the Company's strategic asset allocation.

     Based on the approach described above, the Company revised downwards its estimate of the long-term rate of return on assets for domestic pension plans to 9.0%, from 9.75%, at December 31, 2002. This change will be reflected in the Company's 2003 net benefit cost. For reference, the Company's geometric average annual return on plan assets for domestic pension plans stood at 9.3%, 10.4%, 11.3%, and 11.9%, for the past 10, 15, 20, and 25 year periods, respectively. The Company's weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2002, is 8.86%.

     The Company utilizes the services of its plan actuaries in determining the discount rate assumption. As a service to its clients, the plan actuaries have developed and published an interest rate yield curve to enable companies to make judgments pursuant to EITF Topic No. D-36, "Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions." The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years. The plan actuaries then discount the annual benefit cash flows of the Company's pension plan using this yield curve and develop a single-point discount rate matching the plan's characteristics.

     At December 31, 2002, the Company lowered the discount rate on all of its domestic pension plans, which represents about 92% of the Company's total pension obligations, from 7.25% to 6.50%. The Company's weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2002, is 6.44%.

ASSUMPTION                                                    2001   2002
----------                                                    ----   ----
Long-Term Rate of Return on Assets..........................  9.61%  8.86%
Discount Rate...............................................  7.14%  6.44%

     Management develops each assumption using relevant Company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

  PENSION PLAN ACCOUNTING AND INFORMATION

     The Company's strategic asset allocation for its U.S. domestic plans apportions 70% of all assets to equity instruments and the remaining 30% to fixed income instruments. At December 31, 2002, the Company's actual asset allocation was not materially different from its strategic targets.

     On an annual basis, the Company's long-term expected return on plan assets will often differ from the actual return on plan assets. The chart below shows actual returns versus the expected long-term returns for the Company's domestic pension plans that are utilized in the calculation of the net periodic benefit cost. Please see Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K for more information.

                                                      2002      2001      2000      1999      1998
                                                     PENSION   PENSION   PENSION   PENSION   PENSION
                                                     -------   -------   -------   -------   -------
Expected Return on Assets..........................    9.75%    9.75%     9.75%     9.75%     9.75%
Actual Return on Assets............................   (10.9)%   (4.0)%    (0.7)%    22.4%     15.7%

     The Company uses the market-related value of assets method, as described in paragraph 30 of SFAS No. 87, "Employers' Accounting for Pensions", for the calculation of pension expense. This method recognizes investment gains or losses over a five-year period from the year in which they occur. At

December 31, 2002, the fair value of assets was $2.7 billion, compared to a market-related value of assets of approximately $3.6 billion.

     In accordance with paragraph 32 of SFAS No. 87, a portion of the Company's unrecognized net actuarial loss is being amortized and this cost is included in its 2003 net periodic benefit cost. The Company's 2003 pension expense of approximately $20.0 million is discussed in the section entitled "Pension Expense" below.

     The Company's Defense Electronics & Services segment represents approximately 50% of the active U.S. Salaried Plan participants. As a result, the Company has sought and will continue to seek reimbursement from the Department of Defense for a portion of its pension costs, in accordance with government regulations.

     The Company contributed $50.0 million to the U.S. Master Trust in the fourth quarter of 2002, and contributed $200.0 million in the first quarter of 2003. As a result, the Company will not face minimum required contributions for its U.S. Salaried Plan in 2004, under current IRS contribution rules.

     Depending on market conditions, and assuming that current IRS contribution rules continue to apply in the future, the Company estimates that it may be required to contribute an additional $200.0 million to $400.0 million in the 2005 to 2006 timeframe.

  FUNDED STATUS

     Funded status is derived by subtracting the value of the projected benefit obligations at December 31, 2002 from the end of year fair value of plan assets.

     During 2002, the Company's U.S. Salaried Pension Plan assets declined by $446.7 million to $2,341.8 million at the end of 2002. This decline reflected primarily a negative return on assets of $291.5 million, payments to plan beneficiaries of $202.3 million, offset by Company contributions of $50.0 million. In addition, projected plan obligation for the U.S. Salaried Pension Plan increased substantially due to the 75 basis point decrease in the discount rate at year-end. As a result, funded status for the Company's total pension obligation, including affiliate plans, deteriorated from $(383.5) million at the end of 2001 to $(1,323.9) million at the end of 2002.

     Funded status at the end of 2003 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis points change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan, which represents about 81% of the Company's pension obligations, by approximately $90 million. Similarly, every five percentage point change in the actual 2003 rate of return on assets impacts the same plan by approximately $130 million.

     Assuming a hypothetical range of actual returns on assets of -5% to +5% for 2003, and a range of the discount rate of 6.25% to 6.75%, the Company estimates that the total projected benefit obligations will be underfunded by approximately $1.2 billion to $1.7 billion at December 31, 2003. The analysis described above is shown solely to provide additional information regarding the sensitivity of the funded status to variations in multiple pension assumptions and should not be interpreted as a likely range of outcomes at December 31, 2003.

  MINIMUM PENSION LIABILITY

     SFAS No. 87 requires that a minimum pension liability be recorded if a plan's market value of assets falls below the plan's accumulated benefit obligation. In 2002, the combination of a decline in the discount rate and a decline in assets caused several of the Company's plans to be in a deficit position. As a result, during 2002, the Company recorded a total after-tax reduction of $765.5 million to its total shareholders' equity. It is important to note that this reduction in total equity did not cause a default in any of the Company's debt covenants. Future recognition of additional minimum pension liabilities will depend primarily on the rate of return on assets and the prevailing discount rate.

  PENSION EXPENSE

     The Company recorded $10.4 million of pension income into its Consolidated Income Statement in 2002. The Company expects to incur approximately $20.0 million of pension expense that will be recorded into its Consolidated Income Statement in 2003.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at June 31, 2003 and 2002 was $41.1 million and $36.8 million, respectively. See Note 13, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional details.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations ceased upon adoption of this statement on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company completed a transitional and initial goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed. Both tests were conducted in the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of the pronouncement did not have a material impact on the Company's results of operations or financial position.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 outlines accounting and financial reporting guidelines for the sale or disposal of long-lived assets and discontinued operations. The adoption of the pronouncement did not have a material impact on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value in the period it is incurred and applies prospectively to such activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company's results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002 and continues to account for its plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees."

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No.
133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company believes the adoption of this interpretation will not have a material effect on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150; therefore, the adoption of this standard did not have a material effect on the Company's results of operations or financial condition.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. This interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 13, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional information. The adoption of this interpretation did not have a material effect on the Company's results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The Company did not create or obtain any variable interest entities during the first half of 2003. The adoption of this interpretation did not have a material effect on the Company's results of operations or financial position.

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

ITEM 4.                     CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of such period in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

     (b) There have been no changes during the period covered by this Quarterly Report in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT Industries' annual meeting of shareholders held on May 13, 2003, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

                                                                      VOTES
                                                              ----------------------
                                                                 FOR       WITHHELD
                                                              ----------   ---------
Rand V. Araskog.............................................  79,172,231   2,092,350
Curtis J. Crawford..........................................  71,995,959   9,268,622
Louis J. Giuliano...........................................  78,696,607   2,567,974
Christina A. Gold...........................................  79,396,993   1,867,588
Ralph F. Hake...............................................  79,391,587   1,872,994
John J. Hamre...............................................  79,454,473   1,810,108
Raymond W. LeBoeuf..........................................  79,381,158   1,883,423
Frank T. MacInnis...........................................  71,945,358   9,319,223
Linda S. Sanford............................................  72,025,318   9,239,263
Markos I. Tambakeras........................................  71,953,550   9,311,031

     In addition to the election of directors, two other votes were taken at the meeting: 1) The appointment of Deloitte & Touche LLP as independent auditors for 2003 was ratified by a vote of 76,856,457 shares in favor, 3,615,397 shares against, and 792,727 shares abstained; and 2) The ITT Industries, Inc. 2003 Equity Incentive Plan was approved with the following votes: for approval of the plan: 55,683,947 shares voted; against approval of the plan: 16,004,744 shares voted and abstained: 1,299,291 shares. With respect to the ITT Industries, Inc. 2003 Equity Incentive Plan there were 8,276,599 broker non-votes. There were no other matters presented for a vote at the meeting.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) ITT Industries furnished under Items 9 and 12, on July 28, 2003, a copy of its press release announcing its earnings for the second quarter of 2003 on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ITT Industries, Inc.

                                          (Registrant)

                                          By        /s/ MARK E. LANG
                                            ------------------------------------
                                                        Mark E. Lang
                                                Vice President and Corporate
                                                         Controller
                                               (Principal accounting officer)

August 8, 2003

                                 EXHIBIT INDEX

EXHIBIT
NO.                                   DESCRIPTION                                        LOCATION
-------                               -----------                                        --------
    (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession.........................................................  None
   (3a)   ITT Industries, Inc. Restated Articles of Incorporation............  Incorporated by reference to
                                                                               Exhibit 3(i) of ITT
                                                                               Industries' Form 10-Q for
                                                                               the quarterly period ended
                                                                               June 30, 1997 (CIK No.
                                                                               216228, File No. 1-5627)
   (3c)   ITT Industries, Inc. By-laws, as amended December 3, 2002..........  Incorporated by reference to
                                                                               Exhibit 3(c) to ITT
                                                                               Industries' Form 10-K for
                                                                               the fiscal year ended
                                                                               December 31, 2002
    (4)   Instruments defining the rights of security holders, including indentures.........................................................  Not required to be filed.
                                                                               The Registrant hereby agrees
                                                                               to file with the Commission
                                                                               a copy of any instrument
                                                                               defining the rights of
                                                                               holders of long-term debt of
                                                                               the Registrant and its
                                                                               consolidated subsidiaries
                                                                               upon request of the
                                                                               Commission. (CIK No. 216228,
                                                                               File No. 1-5627).
 (10.1)   ITT Industries, Inc. 2003 Equity Incentive Plan, effective May 13,
          2003...............................................................  Attached
   (11)   Statement re computation of per share earnings.....................  See Note 6 of Notes to
                                                                               Consolidated Condensed
                                                                               Financial Statements
   (15)   Letter re unaudited interim financial information..................  None
   (18)   Letter re change in accounting principles..........................  None
   (19)   Report furnished to security holders...............................  None
   (22)   Published report regarding matters submitted to vote of security holders............................................................  None
   (23)   Consents of experts and counsel....................................  None
   (24)   Power of attorney..................................................  None
 (31.1)   Certification of Louis J. Giuliano Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached
 (31.2)   Certification of Edward W. Williams Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached

EXHIBIT
NO.                                   DESCRIPTION                                        LOCATION
-------                               -----------                                        --------
 (32.1)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  Attached. This Exhibit is
                                                                               intended to be furnished in
                                                                               accordance with Regulation
                                                                               S-K item 601(b) (32) (ii)
                                                                               and shall not be deemed to
                                                                               be filed for purposes of
                                                                               Section 18 of the Securities
                                                                               Exchange Act of 1934 or
                                                                               incorporated by reference
                                                                               into any filing under the
                                                                               Securities Act of 1933,
                                                                               except as shall be expressly
                                                                               set forth by specific
                                                                               reference.
 (32.2)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  Attached. This Exhibit is
                                                                               intended to be furnished in
                                                                               accordance with Regulation
                                                                               S-K item 601(b) (32) (ii)
                                                                               and shall not be deemed to
                                                                               be filed for purposes of
                                                                               Section 18 of the Securities
                                                                               Exchange Act of 1934 or
                                                                               incorporated by reference
                                                                               into any filing under the
                                                                               Securities Act of 1933,
                                                                               except as shall be expressly
                                                                               set forth by specific
                                                                               reference.