Form 10-Q
period 2003-09-30
ITT INDUSTRIES INC
filed 2003-11-07
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-5672

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

     As of October 31, 2003, there were outstanding 92,271,319 shares of common stock ($1 par value per share) of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three and Nine
                   Months Ended September 30, 2003 and 2002....................    2
                   Consolidated Condensed Balance Sheets -- September 30, 2003
                   and December 31, 2002.......................................    4
                   Consolidated Condensed Statements of Cash Flows -- Nine
                   Months Ended September 30, 2003 and 2002....................    5
                   Notes to Consolidated Condensed Financial Statements........    6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations: Three and Nine Months Ended
                   September 30, 2003 and 2002.................................   22
          Item 4.  Controls and Procedures.....................................   40
Part II.  OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................   40
          Item 6.  Exhibits and Reports on Form 8-K............................   40
                   Signature...................................................   41
                   Exhibit Index...............................................   42

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted within the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
Sales and revenues...................................  $1,375.2   $1,235.1   $4,109.8   $3,741.0
                                                       --------   --------   --------   --------
Costs of sales and revenues..........................     903.7      798.8    2,699.7    2,435.4
Selling, general, and administrative expenses........     195.9      170.6      594.8      523.1
Research, development, and engineering expenses......     137.2      130.7      409.4      386.8
Restructuring and asset impairments..................       1.6       (1.7)      17.9       (1.7)
                                                       --------   --------   --------   --------
Total costs and expenses.............................   1,238.4    1,098.4    3,721.8    3,343.6
                                                       --------   --------   --------   --------
Operating income.....................................     136.8      136.7      388.0      397.4
Interest (income) expense, net.......................      (5.3)       5.6      (14.6)      27.5
Miscellaneous (income) expense, net..................       2.0       (0.9)       4.8       (3.9)
                                                       --------   --------   --------   --------
Income from continuing operations before income
  taxes..............................................     140.1      132.0      397.8      373.8
Income tax expense...................................      37.6       11.6      116.5       89.0
                                                       --------   --------   --------   --------
Income from continuing operations....................     102.5      120.4      281.3      284.8
Discontinued operations:
  Income from discontinued operations, including tax
     income of $6.3 and $6.1.........................       6.7         --       14.5         --
                                                       --------   --------   --------   --------
Net income...........................................  $  109.2   $  120.4   $  295.8   $  284.8
                                                       ========   ========   ========   ========

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
EARNINGS PER SHARE:
Income from continuing operations:
  Basic..............................................  $   1.11   $   1.31   $   3.06   $   3.14
  Diluted............................................  $   1.09   $   1.28   $   2.99   $   3.05
Discontinued operations:
  Basic..............................................  $   0.07   $     --   $   0.15   $     --
  Diluted............................................  $   0.07   $     --   $   0.15   $     --
Net income:
  Basic..............................................  $   1.18   $   1.31   $   3.21   $   3.14
  Diluted............................................  $   1.16   $   1.28   $   3.14   $   3.05
Cash dividends declared per common share.............  $   0.16   $   0.15   $   0.48   $   0.45
Average Common Shares -- Basic.......................      92.3       91.7       92.1       90.7
Average Common Shares -- Diluted.....................      94.3       94.2       94.0       93.4

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  312.3        $  202.2
  Receivables, net..........................................     1,033.3           868.3
  Inventories, net..........................................       600.6           552.9
  Other current assets......................................        80.3            77.1
                                                                --------        --------
          Total current assets..............................     2,026.5         1,700.5
Plant, property and equipment, net..........................       840.5           841.2
Deferred income taxes.......................................       470.4           546.3
Goodwill, net...............................................     1,596.3         1,550.5
Other intangible assets, net................................        84.4            74.9
Other assets................................................       821.3           676.2
                                                                --------        --------
          Total assets......................................    $5,839.4        $5,389.6
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  571.0        $  484.0
  Accrued expenses..........................................       702.6           725.3
  Accrued taxes.............................................       294.6           221.3
  Notes payable and current maturities of long-term debt....       272.2           299.6
                                                                --------        --------
          Total current liabilities.........................     1,840.4         1,730.2
Pension benefits............................................     1,441.9         1,430.3
Postretirement benefits other than pensions.................       200.3           198.7
Long-term debt..............................................       465.8           492.2
Other liabilities...........................................       407.3           400.9
                                                                --------        --------
          Total liabilities.................................     4,355.7         4,252.3
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................          --              --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
       Outstanding: 92,278,842 and 91,824,515 shares........        92.3            91.8
  Retained earnings.........................................     2,197.3         1,939.1
  Accumulated other comprehensive loss:
     Unrealized loss on investment securities and cash flow
      hedges................................................        (0.7)           (1.7)
     Unrealized loss on minimum pension liability...........      (784.7)         (784.7)
     Cumulative translation adjustments.....................       (20.5)         (107.2)
                                                                --------        --------
          Total shareholders' equity........................     1,483.7         1,137.3
                                                                --------        --------
          Total liabilities and shareholders' equity........    $5,839.4        $5,389.6
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
OPERATING ACTIVITIES
Net income..................................................  $ 295.8   $ 284.8
Discontinued operations, net................................    (14.5)       --
                                                              -------   -------
Income from continuing operations...........................    281.3     284.8
Adjustments to income from continuing operations:
  Depreciation and amortization.............................    138.7     125.3
  Restructuring and asset impairments.......................     17.9      (1.7)
  Payments for restructuring................................    (14.9)    (25.6)
  Change in receivables.....................................   (147.6)   (102.9)
  Change in inventories.....................................    (14.6)     16.6
  Change in accounts payable and accrued expenses...........     26.6      49.1
  Change in accrued and deferred taxes......................    172.1      97.3
  Change in other current and non-current assets............   (191.6)     (2.3)
  Change in non-current liabilities.........................     (7.0)    (13.2)
  Other, net................................................      8.3       2.3
                                                              -------   -------
  Net cash -- operating activities..........................    269.2     429.7
                                                              -------   -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (97.0)    (83.7)
Proceeds from sale of assets and businesses.................      9.3       8.6
Acquisitions................................................    (44.1)   (103.7)
Sale of investments.........................................     43.5        --
Other, net..................................................      0.1      (1.7)
                                                              -------   -------
  Net cash -- investing activities..........................    (88.2)   (180.5)
                                                              -------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................    (12.0)   (223.0)
Long-term debt repaid.......................................    (40.3)     (2.8)
Long-term debt issued.......................................      0.3       0.4
Repurchase of common stock..................................    (32.2)    (29.2)
Proceeds from issuance of common stock......................     27.9      88.4
Dividends paid..............................................    (43.2)    (40.5)
Other, net..................................................      0.2      (0.1)
                                                              -------   -------
  Net cash -- financing activities..........................    (99.3)   (206.8)
                                                              -------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     12.3       3.3
NET CASH -- DISCONTINUED OPERATIONS.........................     16.1      19.0
                                                              -------   -------
Net change in cash and cash equivalents.....................    110.1      64.7
Cash and cash equivalents -- beginning of period............    202.2     121.3
                                                              -------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 312.3   $ 186.0
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  29.8   $  33.9
                                                              =======   =======
  Income taxes (net of refunds received)....................  $ (55.6)  $  (9.2)
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES

     Net receivables consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
Trade.......................................................    $  991.0         $811.2
Other.......................................................        70.9           84.8
Allowance for doubtful accounts.............................       (28.6)         (27.7)
                                                                --------         ------
                                                                $1,033.3         $868.3
                                                                ========         ======

2) INVENTORIES

     Net inventories consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
Finished goods..............................................     $155.2          $147.6
Work in process.............................................      198.3           195.9
Raw materials...............................................      341.6           280.3
Progress payments...........................................      (94.5)          (70.9)
                                                                 ------          ------
                                                                 $600.6          $552.9
                                                                 ======          ======

3) PLANT, PROPERTY, AND EQUIPMENT

     Net plant, property, and equipment consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
Land and improvements.......................................    $    57.4      $    60.3
Buildings and improvements..................................        444.5          409.9
Machinery and equipment.....................................      1,566.3        1,481.5
Furniture, fixtures and office equipment....................        250.3          235.5
Construction work in progress...............................         79.6           73.3
Other.......................................................         39.0           44.3
                                                                ---------      ---------
                                                                  2,437.1        2,304.8
Accumulated depreciation and amortization...................     (1,596.6)      (1,463.6)
                                                                ---------      ---------
                                                                $   840.5      $   841.2
                                                                =========      =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2003       2002       2003       2002
                                               --------   --------   --------   --------
Product sales................................  $1,147.5   $1,039.3   $3,460.4   $3,213.6
Service revenues.............................     227.7      195.8      649.4      527.4
                                               --------   --------   --------   --------
Total sales and revenues.....................  $1,375.2   $1,235.1   $4,109.8   $3,741.0
                                               ========   ========   ========   ========
Costs of product sales.......................  $  748.5   $  667.3   $2,255.3   $2,095.2
Costs of service revenues....................     155.2      131.5      444.4      340.2
                                               --------   --------   --------   --------
Total costs of sales and revenues............  $  903.7   $  798.8   $2,699.7   $2,435.4
                                               ========   ========   ========   ========

     The Defense Electronics & Services segment comprises $207.3 and $587.1 of total service revenues for the three and nine months ended September 30, 2003, respectively, and $136.6 and $386.9 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

     The Defense Electronics & Services segment comprises $175.4 and $469.3 of total service revenues for the three and nine months ended September 30, 2002, respectively, and $113.0 and $288.3 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended September 30, 2003
Net income..................................................                            $109.2
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $9.5        $  --          9.5
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................     0.4         (0.1)         0.3
                                                                ----        -----       ------
     Other comprehensive income.............................    $9.9        $(0.1)         9.8
                                                                                        ------
Comprehensive income........................................                            $119.0
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended September 30, 2002
Net income..................................................                            $120.4
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(13.0)      $  --        (13.0)
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      0.6        (0.2)         0.4
                                                               ------       -----       ------
     Other comprehensive income.............................   $(12.4)      $(0.2)       (12.6)
                                                                                        ------
Comprehensive income........................................                            $107.8
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Nine Months Ended September 30, 2003
Net income..................................................                            $295.8
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $86.7       $  --         86.7
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      1.5        (0.5)         1.0
                                                                -----       -----       ------
     Other comprehensive income (loss)......................    $88.2       $(0.5)        87.7
                                                                                        ------
Comprehensive income........................................                            $383.5
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Nine Months Ended September 30, 2002
Net income..................................................                            $284.8
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $50.9       $  --         50.9
  Minimum pension liability.................................    (23.7)        8.0        (15.7)
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      0.9        (0.3)         0.6
                                                                -----       -----       ------
     Other comprehensive income (loss)......................    $28.1       $ 7.7         35.8
                                                                                        ------
Comprehensive income........................................                            $320.6
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002:

                                                             THREE MONTHS     NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                             -------------   -------------
                                                             2003    2002    2003    2002
                                                             -----   -----   -----   -----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share..............  92.3    91.7    92.1    90.7
Common stock equivalents...................................   2.0     2.5     1.9     2.7
                                                             ----    ----    ----    ----
Shares used in the computation of diluted earnings per
  share....................................................  94.3    94.2    94.0    93.4
                                                             ====    ====    ====    ====

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2003 were 0.0 and 1.7, respectively.

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2002 were each less than 0.1.

7) STOCK-BASED EMPLOYEE COMPENSATION

     As of September 30, 2003 and 2002, the Company had two stock-based employee compensation plans and two stock-based non-employee director's compensation plans, which are described more fully in Note 20, "Shareholders' Equity," within the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K. Additionally, a third stock-based employee and non-employee director compensation plan was adopted by the Company during the second quarter of 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for these plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                             ---------------   ---------------
                                                              2003     2002     2003     2002
                                                             ------   ------   ------   ------
Net income as reported.....................................  $109.2   $120.4   $295.8   $284.8
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for awards
  not reflected in net income -- net of tax................    (1.7)      --     (4.2)   (21.3)
                                                             ------   ------   ------   ------
Pro forma net income.......................................  $107.5   $120.4   $291.6   $263.5
EPS:
  Basic, as reported.......................................  $ 1.18   $ 1.31   $ 3.21   $ 3.14
  Basic, pro forma.........................................  $ 1.16   $ 1.31   $ 3.17   $ 2.90
  Diluted, as reported.....................................  $ 1.16   $ 1.28   $ 3.14   $ 3.05
  Diluted, pro forma.......................................  $ 1.14   $ 1.28   $ 3.10   $ 2.82

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in the three months and nine months ended September 30, 2003 and 2002:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                           -------------------   -----------------
                                                             2003       2002      2003      2002
                                                           --------   --------   -------   -------
Dividend yield...........................................    1.46%      1.65%      1.57%     1.65%
Expected volatility......................................   26.85%     28.30%     28.74%    28.30%
Expected life............................................  6 years    6 years    6 years   6 years
Risk-free rates..........................................    3.34%      4.08%      3.37%     4.79%

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Condensed Income Statements during the three month and nine month periods ended September 30, 2003 and 2002 was:

   THREE MONTHS           NINE MONTHS
ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
-------------------   -------------------
  2003       2002       2003       2002
--------   --------   --------   --------
$0.2..       $0.1       $0.6       $0.4
             ----       ----       ----

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

     During the third quarter of 2003 the Company announced additional actions to reduce operating costs primarily through the reduction of headcount. The new $2.6 restructuring charge primarily reflects the severance of 72 employees. The actions by segment are as follows:

     - The Electronic Components segment recorded $1.2 of the charge for the termination of 40 employees, including 15 factory workers and 25 office workers. The segment also recorded a $0.1 charge associated with the disposal of machinery and equipment.

     - The Fluid Technology segment recognized a $0.5 charge for the severance of 13 factory workers and 14 office workers. Lease and other costs represent $0.4 of the charge.

     - The Motion & Flow Control segment recorded a $0.4 charge for the severance of one management employee and four factory workers.

     The projected future cash savings from the restructuring actions announced during the third quarter of 2003 are approximately $1 during 2003 and $21 between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     In addition to the new restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.2 of severance and employee benefit costs related to actions announced during the first quarter.

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

     The projected future cash savings from the restructuring actions announced during the second quarter of 2003 are approximately $4 during 2003 and $41 between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     In addition to the new restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $1.2 of severance and employee benefit costs related to actions announced during the first quarter.

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

     The actions within the Motion & Flow Control segment include the planned termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions will be completed during 2003 and 2004 and the total estimated charge of approximately $2.6 will be recognized ratably over the restructuring period as the terminations become effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $5 during 2003 and $56 between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     The following is a rollforward of the accrued cash restructuring balances for all restructuring plans.

                                                          MOTION                  CORPORATE,
                                               FLUID      & FLOW    ELECTRONIC   ELIMINATIONS
                                             TECHNOLOGY   CONTROL   COMPONENTS    AND OTHER     TOTAL
                                             ----------   -------   ----------   ------------   -----
Balance December 31, 2002..................    $ 6.5       $ 4.5      $ 4.4         $ 0.9       $16.3
Payments for prior charges.................     (4.8)       (2.5)      (1.8)         (0.6)       (9.7)
2003 restructuring charges.................      0.9         3.9       11.0           1.3        17.1
2003 restructuring reversals...............       --          --       (1.2)           --        (1.2)
Payments for 2003 charges..................     (0.1)       (0.8)      (3.8)         (0.5)       (5.2)
                                               -----       -----      -----         -----       -----
Balance September 30, 2003.................    $ 2.5       $ 5.1      $ 8.6         $ 1.1       $17.3
                                               =====       =====      =====         =====       =====

     At December 31, 2002, the accrual balance for restructuring activities was $16.3. Cash payments of $14.9 and additional cash charges of $17.1 were recorded in the first nine months of 2003. Also, management reviewed the Company's remaining restructuring actions and determined that certain 2003 and 2001 actions would be completed for $1.2 less than planned at the Electronic Components segment. Accordingly, restructuring accruals totaling $1.2 were reversed into income during the third quarter of 2003. The accrual balance at September 30, 2003 is $17.3, which includes $13.8 for severance and $3.5 for facility carrying costs and other.

     As of December 31, 2002, remaining actions under restructuring activities announced in 2001 and 2002 were to close three facilities and reduce headcount by 256. During the first nine months of 2003, the Company closed two facilities. In addition, headcount was reduced by 575 persons related to all plans and the Company experienced employee attrition, leaving a balance of 331 planned reductions (including the 2003 plans). Actions announced during the first nine months of 2003 will be completed by the first quarter of 2004. All of the actions contemplated under the 2002 and 2001 plans will be completed by the close of 2003. Closed facility expenditures related to the 2001 plan will continue to be incurred in 2003 through 2006. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

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

9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1, "Accounting Policies," and 18, "Financial Instruments," within the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     At September 30, 2003 and December 31, 2002, the values of the Company's interest rate swaps were $96.1 and $97.0, including $8.1 and $4.0 of accrued interest, respectively.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not required as no material activity occurred during the first nine months of 2003. Additional disclosures required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At September 30, 2003 the Company had six foreign currency cash flow hedges that had appreciations of $0.1 during 2003. At December 31, 2002, there were no foreign currency cash flow hedges outstanding. There were no changes in the forecasted transactions during 2003 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposures was $2.5 at September 30, 2003. The fair value of these contracts at September 30, 2003 was $0.1. There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the nine months ended September 30, 2003 and 2002, respectively, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At September 30, 2003 and December 31, 2002, the Company had foreign currency forward contracts with notional amounts of $73.9 and $109.1, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values of these contracts were $(0.2) and $0.6 at September 30, 2003 and December 31, 2002, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first nine months of 2003 and 2002 were $(0.2) and $0.0, respectively. There were no amounts excluded from the measure of effectiveness.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 by operating segment are as follows:

                                                     DEFENSE     MOTION
                                        FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                      TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
                                      ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31, 2002.....    $769.9       $303.7      $176.1      $295.8       $5.0      $1,550.5
Goodwill acquired during the
  period............................       4.6           --          --        23.0         --          27.6
Other, including foreign currency
  translation.......................      12.9           --         2.1         3.2         --          18.2
                                        ------       ------      ------      ------       ----      --------
Balance as of September 30, 2003....    $787.4       $303.7      $178.2      $322.0       $5.0      $1,596.3
                                        ======       ======      ======      ======       ====      ========

     Information regarding the Company's other intangible assets follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
Amortized intangibles --
  Patents and other.........................................      $34.6          $32.6
  Accumulated amortization..................................       (7.7)          (5.7)
Unamortized intangibles --
  Brands and trademarks.....................................       22.2           12.7
  Pension related...........................................       35.3           35.3
                                                                  -----          -----
  Net intangibles...........................................      $84.4          $74.9
                                                                  =====          =====

     Amortization expense related to intangible assets for the nine month periods ended September 30, 2003 and 2002 was $2.0 and $0.8, respectively. Estimated amortization expense for each of the five succeeding years is approximately $3 per year.

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

     At September 30, 2003, the Company had automotive discontinued operations accruals of $188.3 that primarily relate to taxes ($154.1), product recalls ($7.9), environmental obligations ($14.5), employee benefits ($9.9) and other ($1.9). In 2003, the Company has spent approximately $1.7. The Company expects that it will cash settle $154.1 of tax obligations in 2004 or 2005.

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

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of September 30, 2003, the Company is responsible, or is alleged to be responsible, for approximately 105 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At September 30, 2003, the Company calculated a best estimate of $109.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $81.0 and the high range estimate for those liabilities is $174.0. On an annual basis the Company spends between $11.0 and $14.0 on its environmental remediation liabilities.

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of September 30, 2003, the Company's accrual for this liability was $10.9 representing its best estimate; its low estimate for the liability is $7.4 and its high estimate is $16.4.

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

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in late 2003 or early 2004. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive. A portion of the recoveries from the insurance settlements have been placed in a trust and are used to reimburse the Company for its environmental costs.

 PRODUCT LIABILITY

     ITT and its subsidiary Goulds Pumps, Inc. ("Goulds") have been joined as defendants with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These actions against the Company have been managed by our historic product liability insurance carriers. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers' products that may have contained asbestos.

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2003, ITT and Goulds resolved approximately 2,000 cases through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and substantially all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

13) GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of that business, including: Conveyance of Title, Employee

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at September 30, 2003 the Company has an accrual of $7.9 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at September 30, 2003 the Company has an accrual of $14.5 which is its best estimate of the potential exposure.

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

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company would be required to perform under these guarantees if the District failed to provide interest payments or principal payments due to the bond holders. The maximum amount of the undiscounted future payments on these guarantees equal $28.9. At September 30, 2003, the Company does not believe that a loss contingency is probable for these guarantees and therefore does not have an accrual recorded in its financial statements. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At September 30, 2003, the Company has an accrual related to the expansion of the bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At September 30, 2003, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

  PRODUCT WARRANTIES

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At September 30, 2003, the Company has a product warranty accrual in the amount of $41.5.

PRODUCT WARRANTY LIABILITIES

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                    ENDING BALANCE
 JANUARY 1, 2003      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   SEPTEMBER 30, 2003
-----------------   -----------------   -----------------------   ----------   ------------------
      $40.4               $18.2                  $(0.6)             $(16.5)          $41.5
      -----               -----                  -----              ------           -----

14) BUSINESS SEGMENT INFORMATION

     Unaudited financial information of the Company's business segments for the three months and the nine months ended September 30, 2003 and 2002 were as follows:

                                           DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED           FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2003         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $  564.1       $445.9        $223.0      $143.8        $   (1.6)     $1,375.2
                            --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues...............      375.7        259.5         164.1       106.8            (2.4)        903.7
Selling, general, and
  administrative
  expenses...............      102.1         28.9          20.9        27.4            16.6         195.9
Research, development,
  and engineering
  expenses...............       11.1        109.4           8.7         8.0              --         137.2
Restructuring and asset
  impairments............        0.9           --           0.6         0.1              --           1.6
                            --------       ------        ------      ------        --------      --------
Total costs and
  expenses...............      489.8        397.8         194.3       142.3            14.2       1,238.4
                            --------       ------        ------      ------        --------      --------
Operating income
  (expense)..............       74.3         48.1          28.7         1.5           (15.8)        136.8
                            ========       ======        ======      ======        ========      ========
Total assets.............    2,001.4        899.4         698.9       764.8         1,474.9       5,839.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                           DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED           FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2002         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $  484.7       $383.5        $220.4      $147.2        $   (0.7)     $1,235.1
                            --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues...............      321.3        212.6         165.5       101.0            (1.6)        798.8
Selling, general, and
  administrative
  expenses...............       89.1         25.2          17.6        23.0            15.7         170.6
Research, development,
  and engineering
  expenses...............       10.4        105.2           8.3         6.8              --         130.7
Restructuring and asset
  impairments............       (1.0)          --          (0.7)         --              --          (1.7)
                            --------       ------        ------      ------        --------      --------
Total costs and
  expenses...............      419.8        343.0         190.7       130.8            14.1       1,098.4
                            --------       ------        ------      ------        --------      --------
Operating income
  (expense)..............       64.9         40.5          29.7        16.4           (14.8)        136.7
                            ========       ======        ======      ======        ========      ========
Total assets.............    1,786.6        844.6         654.5       714.1           889.5       4,889.3

                                           DEFENSE      MOTION &                  CORPORATE,
NINE MONTHS ENDED            FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2003         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $1,638.3      $1,289.7       $743.8      $442.3        $   (4.3)     $4,109.8
                            --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues...............    1,088.1         760.1        542.0       315.2            (5.7)      2,699.7
Selling, general, and
  administrative
  expenses...............      309.1          77.6         67.2        87.5            53.4         594.8
Research, development,
  and engineering
  expenses...............       35.5         322.8         26.8        24.3              --         409.4
Restructuring and asset
  impairments............        0.9            --          4.0        11.7             1.3          17.9
                            --------      --------       ------      ------        --------      --------
Total costs and
  expenses...............    1,433.6       1,160.5        640.0       438.7            49.0       3,721.8
                            --------      --------       ------      ------        --------      --------
Operating income
  (expense)..............      204.7         129.2        103.8         3.6           (53.3)        388.0
                            ========      ========       ======      ======        ========      ========
Total assets.............    2,001.4         899.4        698.9       764.8         1,474.9       5,839.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                           DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED           FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2002         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $1,433.6      1$,168.1       $708.1      $433.5        $   (2.3)     $3,741.0
                            --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues...............      945.1        678.1         527.5       288.3            (3.6)      2,435.4
Selling, general, and
  administrative
  expenses...............      270.5         68.9          64.4        72.6            46.7         523.1
Research, development,
  and engineering
  expenses...............       34.0        308.3          23.9        20.6              --         386.8
Restructuring and asset
  impairments............       (1.0)          --          (0.7)         --              --          (1.7)
                            --------       ------        ------      ------        --------      --------
Total costs and
  expenses...............    1,248.6      1,055.3         615.1       381.5            43.1       3,343.6
                            --------       ------        ------      ------        --------      --------
Operating income
  (expense)..............      185.0        112.8          93.0        52.0           (45.4)        397.4
                            ========       ======        ======      ======        ========      ========
Total assets.............    1,786.6        844.6         654.5       714.1           889.5       4,889.3

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

     Sales and revenues for the third quarter of 2003 were $1,375.2 million, an increase of $140.1 million, or 11.3%, from the same period for 2002. Costs of sales and revenues of $903.7 million for the third quarter of 2003 increased $104.9 million, or 13.1%, from the comparable 2002 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services and Fluid Technology segments, contributions from acquisitions made by the Fluid Technology and Electronic Components segments and the impact of foreign currency translation. A change in product mix in the Defense Electronics & Services and Electronic Components segments also contributed to the increase in costs of sales and revenues.

     Selling, general and administrative ("SG&A") expenses for the third quarter of 2003 were $195.9 million, an increase of $25.3 million, or 14.8%, from the third quarter of 2002. The increase in SG&A expenses was primarily due to increased marketing expense in all segments, and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives and increased other administrative expenses.

     Research, development and engineering ("RD&E") expenses for the third quarter of 2003 increased $6.5 million, or 5.0%, compared to the third quarter of 2002. The increase is attributable to increased spending in all segments.

     During the third quarter of 2003, the Company recorded a $2.8 million restructuring charge for actions to reduce operating costs and streamline its structure. The charge primarily reflected the planned reduction of 72 persons. Additionally, management reviewed the Company's remaining restructuring actions and determined that certain 2003 and 2001 actions would be completed for $1.2 million less than planned at the Electronic Components segment. Accordingly, restructuring accruals totaling $1.2 million were reversed into income during the third quarter of 2003. During the third quarter of 2002, management reversed $1.7 million of restructuring accruals as it was determined that the Company's remaining actions would be completed for less than planned at the Fluid Technology and Motion & Flow Control segments. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the third quarter of 2003 was $136.8 million compared to $136.7 million for the third quarter of 2002. The increase is primarily due to increased sales and revenues at most of the segments, offset by increased SG&A and RD&E expenses. Additionally, the third quarter of 2003 reflects $1.6 million of net restructuring charges and the comparable prior year period reflects a $1.7 million reversal of restructuring charges. Segment operating margin, for the third quarter of 2003 was 11.1%, or 1.2% below the segment operating margin for the comparable 2002 period. The decrease reflects changes in product mix in the Electronic Components segment, 2003 restructuring charges in the Fluid Technology, Electronic Components and Motion & Flow Control segments and the impact of 2002 Fluid Technology acquisitions, which produced operating margins below the segment average. Higher operating margins in the Defense Electronics & Services segment partially offset these items.

     Interest income of $5.3 million (net of interest expense of $6.0 million) for the third quarter of 2003 increased $10.9 million from the $5.6 million interest expense in the comparable prior year period. The variance between years is primarily due to the collection of interest income from a cost based investment that management had previously believed would not be received. Upon collection, the Company reversed the related valuation allowance into income. Additionally, a favorable tax settlement contributed to the variance in interest income from the comparable prior year period.

     Income tax expense was $37.6 million in the third quarter of 2003, an increase of $26.0 million from the comparable 2002 period. The increase is primarily due to a $61.2 million tax refund received during the third quarter of 2002, of which $30.6 million was reflected as a reduction of tax expense. A $5.9 million tax refund received in the third quarter of 2003, partially offset the difference.

     Income from continuing operations was $102.5 million, or $1.09 per diluted share compared to $120.4 million or $1.28 per diluted share for the third quarter of 2002. The decline reflects the results discussed above.

     During the third quarter of 2003, the Company recognized $6.7 million of income from discontinued operations. The income primarily relates to the receipt of a tax refund pertaining to the Company's discontinued businesses.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $79.4 million, or 16.4%, and $54.4 million, or 16.9%, respectively, in the third quarter of 2003 compared to the third quarter of 2002. Higher organic sales in the water/wastewater markets and industrial pumps businesses, acquisition revenue from the water/wastewater and engineered valves businesses, and the impact of foreign currency translation were the primary factors for the increases. SG&A for the third quarter of 2003 increased $13.0 million, or 14.6%, compared to 2002, mainly due to both increased marketing expenses in the water/wastewater business and increased administrative costs in most businesses. During the third quarter of 2003, the segment recorded a $0.9 million restructuring charge mainly related to a planned reduction in headcount. Additionally, during the third quarter of 2002, management reviewed the remaining restructuring actions and reversed $1.0 million of the segments restructuring accruals that were deemed unnecessary (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the third quarter of 2003 was up $9.4 million, or 14.5%, compared to the third quarter of 2002 due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the third quarter of 2003 increased $62.4 million, or 16.3%, and $46.9 million, or 22.1%, respectively, from the comparable prior year period. The increases are primarily due to higher service revenue reflecting Middle East support and increased revenue from the communications business, partially offset by lower volume in the night vision business. The increase in costs of sales and revenues also reflects a change in product mix. SG&A expenses increased $3.7 million, or 14.7%, reflecting higher marketing expenses and increased employee benefit and administrative costs. RD&E expenses increased $4.2 million, or 4.0%, due to increased spending in the communications and services businesses. Operating income for the third quarter of 2003 was $48.1 million, an increase of $7.6 million, or 18.8%, compared to the same quarter in 2002. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues of $223.0 million during the third quarter of 2003, reflecting an increase of $2.6 million, or 1.2%, from the comparable prior year period. The increase was mainly due to increased sales in the friction materials and leisure marine businesses and the impact of foreign currency translation, partially offset by volume declines in the automotive fluid handling business. Costs of sales and revenues of $164.1 million were flat with the comparable prior year period. SG&A expenses increased $3.3 million, or 18.8%, reflecting higher marketing costs in all businesses and other operating expenses. RD&E expenses were flat with the comparable 2002 period. During the third quarter of 2003, the segment recorded a $0.6 million restructuring charge mainly related to a planned reduction in headcount. Additionally, during the third quarter of 2002, management reviewed the segment's remaining restructuring actions and reversed $0.7 million of restructuring accruals that were deemed unnecessary (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $28.7 million was $1.0 million, or 3.4%, lower in the third quarter of 2003 compared to the third quarter of 2002, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $143.8 million decreased $3.4 million, or 2.3%, in the third quarter of 2003, and costs of sales and revenues of $106.8 million, increased $5.8 million, or 5.7%, from the comparable prior year period. The decrease in sales reflects continued weakness in the telecommunications and commercial aerospace markets, partially offset by the contribution from an acquisition, the impact of foreign currency translation and growth in the transportation and consumer businesses. Product mix issues primarily contributed to the increase in costs of sales and revenues. SG&A expenses increased $4.4 million due to increased marketing, employee benefit and administrative expenses. During the third quarter of 2003, the segment recorded a $1.3 million restructuring charge primarily relating to planned headcount reductions and reversed $1.2 million of restructuring accruals into income as management deemed certain 2003 and 2001 actions would be completed for less than originally planned (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the third quarter of 2003 decreased $14.9 million, or 90.9%, from the third quarter of 2002. The decline was due to the factors discussed above.

     Corporate expenses increased $1.0 million in the third quarter of 2003, primarily due to costs related to process improvement initiatives and increased employee benefit costs.

  NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

     Sales and revenues for the first nine month of 2003 were $4,109.8 million, an increase of $368.8 million, or 9.9%, from the same period for 2002. Costs of sales and revenues of $2,699.7 million for the first nine months of 2003 increased $264.3 million, or 10.9%, from the comparable 2002 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services and Fluid Technology segments, contributions from acquisitions made by the Fluid Technology and Electronic Components segments and the impact of foreign currency translation. Product mix changes in the Electronic Components segment also contributed to the increase in costs of sales and revenues.

     Selling, general and administrative expenses for the first nine months of 2003 were $594.8 million, an increase of $71.7 million, or 13.7%, from the first nine months of 2002. The increase in SG&A expenses was primarily due to increased marketing expense in all segments and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives and increased other administrative expenses.

     Research, development and engineering expenses for the first nine months of 2003 increased $22.6 million, or 5.8%, compared to the first nine months of 2002. The increase is attributable to increased spending in all segments.

     During the first nine months of 2003, the Company recorded a $17.7 million restructuring charge to reduce operating costs and streamline its structure. The charge primarily reflects the planned reduction of 685 persons. Additionally, management reviewed the Company's remaining restructuring actions and determined that certain 2003 and 2001 actions would be completed for $1.2 million less than planned at the Electronic Components segment. Accordingly, restructuring accruals totaling $1.2 million were reversed into income during the third quarter of 2003. The Company also recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. During the nine months ended September 30, 2002, the Company reversed $1.7 million of restructuring accruals into income as it was determined that certain 2001 actions would be completed for less than planned. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the first nine months of 2003 was $388.0 million compared to $397.4 million for the first nine months of 2002. The decrease is primarily due to increased SG&A and RD&E expenses and net restructuring and asset impairment charges of $17.9 million, partially offset by increased sales and revenues at each of the segments. Additionally, the Company recorded a $1.7 million reversal of restructuring charges in 2002. Segment operating margin, for the first nine months of 2003 was 10.7%, or 1.1% below the segment operating margin for the comparable 2002 period. The decrease reflects changes in product mix in the Electronic Components segment and 2003 restructuring and asset impairment charges in the Fluid Technology, Electronic Components and Motion & Flow Control segments. The impact of 2002 Fluid Technology acquisitions, which produced operating margins below the segment average during 2003, also contributed to the decrease.

     Interest income was $14.6 million (net of interest expense of $22.7 million) for the first nine months of 2003. The Company recognized $27.5 million of interest expense during the first nine months of 2002. The variance between years is primarily due to interest income of $32.3 million, related to two 2003 tax settlements, and the collection of interest income from a cost based investment that management had previously believed would not be received. Upon collection, the Company reversed the related valuation allowance into income.

     Income tax expense was $116.5 million in the first nine months of 2003, an increase of $27.5 million from the comparable 2002 period. The increase is primarily due to a $61.2 million tax refund received during 2002, of which $30.6 million was reflected as a reduction of tax expense.

     Income from continuing operations was $281.3 million, or $2.99 per diluted share, for the first nine months of 2003 compared to $284.8 million or $3.05 per diluted share for the first nine months of 2002. The decrease reflects the results discussed above.

     During the first nine months of 2003, the Company recognized $14.5 million of income from discontinued operations. The income relates to the collection of a disputed receivable related to the Company's disposed automotive businesses and the receipt of two favorable tax settlements, also pertaining to the Company's discontinued businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for the assets, resulting in the above mentioned income.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $204.7 million, or 14.3%, and $143.0 million, or 15.1%, respectively, in the first nine months of 2003 compared to the first nine months of 2002. Higher organic sales in the water/wastewater markets, acquisition revenue from the water/wastewater and engineered valves businesses and the impact of foreign currency translation were the primary factors for the increases. Softness in the industrial pumps, engineered valves and building trades businesses partially offset these factors. SG&A for the first nine months of 2003 increased $38.6 million, or 14.3%, compared to 2002, mainly due to both increased marketing expenses and increased administrative costs in the water/wastewater markets. During the first nine months of 2003, the segment recorded a $0.9 million restructuring charge mainly related to a planned reduction in headcount. Additionally, the segment reversed $1.0 million of restructuring accruals in 2002 that management deemed unnecessary (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first nine months of 2003 was up $19.7 million, or 10.6%, compared to the first nine months of 2002 due to the activity discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first nine months of 2003 increased $121.6 million, or 10.4%, and $82.0 million, or 12.1%, respectively, from the comparable prior year period. The increases are primarily due to higher service revenue reflecting Middle East support and classified programs, partially offset by lower volume in our night vision and radar businesses. SG&A expenses increased $8.7 million, or 12.6%, primarily due to higher marketing expenses and increased employee benefit and administrative costs. RD&E expenses for the first nine months of 2003 increased $14.5 million, or 4.7% due to increased spending in most businesses. Operating income for the first nine months of 2003 was $129.2 million, an increase of $16.4 million, or 14.5%, compared to the same period in 2002. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $743.8 million and $542.0 million, respectively, during the first nine months of 2003, reflecting increases of $35.7 million, or 5.0%, and $14.5 million, or 2.7%, from the first nine months of 2002. The increases were mainly due to increased sales in the marine and friction material businesses and the impact of foreign currency translation, partially offset by volume declines in the automotive fluid handling business. SG&A expenses increased $2.8 million, or 4.3%, reflecting higher marketing costs in most businesses and other operating expenses. RD&E expenses were $2.9 million, or 12.1% higher than the comparable 2002 period as spending increased in most businesses.

During the first nine months of 2003, the segment recorded a $4.0 million restructuring charge mainly related to a planned reduction in headcount. Additionally, the segment reversed $0.7 million of restructuring accruals in 2002 that management deemed unnecessary (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $103.8 million was $10.8 million, or 11.6%, higher in the first nine months of 2003 compared to the first nine months of 2002, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $442.3 million and costs of sales and revenues of $315.2 million in the first nine months of 2003, increased $8.8 million, or 2.0%, and $26.9 million, or 9.3%, respectively, from the comparable prior year period. The increases reflect the contribution from an acquisition and the impact of foreign currency translation, partially offset by weaknesses in the telecommunication and commercial aerospace markets. Product mix issues also contributed to the increase in costs of sales and revenues. SG&A expenses increased $14.9 million due to increased marketing, employee benefit and administrative expenses, including the impact of a 2003 first quarter acquisition. During the first nine months of 2003, the segment recorded an $11.5 million restructuring charge primarily relating to planned headcount reductions and reversed $1.2 million of restructuring accruals into income as management deemed certain 2003 and 2001 actions would be completed for less than originally planned. Additionally, the segment recorded a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first nine months of 2003 decreased $48.4 million, or 93.1%, from the first nine months of 2002. The decline was due to the factors discussed above.

     Corporate expenses increased $7.9 million in the first nine months of 2003, primarily due to costs related to process improvement initiatives, a $1.3 million restructuring charge for planned headcount reductions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information) and increased administrative expenses.

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

     During the third quarter of 2003 the Company announced additional actions to reduce operating costs primarily through the reduction of headcount. The new $2.6 million restructuring charge primarily reflects the severance of 72 employees. The actions by segment are as follows:

     - The Electronic Components segment recorded $1.2 million of the charge for the termination of 40 employees, including 15 factory workers and 25 office workers. The segment also recorded a $0.1 million charge associated with the disposal of machinery and equipment.

     - The Fluid Technology segment recognized a $0.5 million charge for the severance of 13 factory workers and 14 office workers. Lease and other costs represent $0.4 million of the charge.

     - The Motion & Flow Control segment recorded a $0.4 million charge for the severance of one management employee and four factory workers.

     The projected future cash savings from the restructuring actions announced during the third quarter of 2003 are approximately $1 million during 2003 and $21 million between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     As of September 30, 2003, the Company had made $0.3 million of payments attributable to the 2003 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.2 million of severance and employee benefit costs related to actions announced during the first quarter.

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

     - The Motion & Flow Control segment recognized $1.0 million for the severance of 50 employees, including six management employees, 31 factory workers and 13 office workers. Lease termination fees of $0.7 million and asset disposal costs of $0.1 million were also reflected in the charge.

     - At Corporate Headquarters, a charge of $0.2 million was recorded for the termination of one management employee and one office worker.

     The projected future cash savings from the restructuring actions announced during the second quarter of 2003 are approximately $4 million during 2003 and $41 million between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     As of September 30, 2003, the Company had made $1.4 million of payments attributable to the 2003 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $1.2 million of severance and employee benefit costs related to actions announced during the first quarter.

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

     The actions within the Motion & Flow Control segment include the planned termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions will be completed during 2003 and 2004 and the total estimated charge of approximately $2.6 million will be recognized ratably over the restructuring period as the terminations become effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

     As of September 30, 2003, the Company had made $3.5 million of payments attributable to the 2003 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $5 million during 2003 and $56 million between 2004 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in costs of sales and revenues and selling, general and administrative expenses.

     The following table displays a rollforward of the restructuring accruals for the 2003 restructuring programs (in millions):

                                                                  CASH CHARGES
                                                      -------------------------------------
                                                                        LEASE
                                                      SEVERANCE      COMMITMENTS      OTHER   TOTAL
                                                      ---------   -----------------   -----   -----
Establishment of 2003 Plans.........................    $15.4           $1.1          $0.6    $17.1
Payments............................................     (5.2)            --            --     (5.2)
Reversals...........................................     (0.8)            --            --     (0.8)
                                                        -----           ----          ----    -----
Balance September 30, 2003..........................    $ 9.4           $1.1          $0.6    $11.1
                                                        =====           ====          ====    =====

     During the third quarter of 2003, $0.8 million of restructuring accruals related to current year programs were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals primarily reflect lower than anticipated severance costs on completed actions and favorable employee attrition at the Electronic Components segment.

     During the first nine months of 2003 headcount was reduced by 415 persons and the Company experienced employee attrition, leaving a balance of 243 planned reductions related to the 2003 restructuring plans. Actions announced during the first nine months of 2003 will be completed by the first quarter of 2004.

  2003 OTHER ASSET IMPAIRMENTS

     During the first nine months of 2003, the Company recorded a $1.4 million asset impairment charge primarily for the write-off of a technology license that will not be utilized based on management's projections of future market conditions. The applicable assets were written down to their fair values based on management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. These impairments were unrelated to the Company's restructuring activities.

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

     The following table displays a rollforward of the restructuring accruals for the 2002 restructuring program (in millions):

                                                                  CASH CHARGES
                                                         -------------------------------
                                                                        LEASE
                                                         SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                         ---------   -----------   -----   -----
Establishment of 2002 Plan.............................    $ 8.5        $ 0.4      $ 0.7   $ 9.6
Payments...............................................     (0.9)          --         --    (0.9)
                                                           -----        -----      -----   -----
Balance December 31, 2002..............................    $ 7.6        $ 0.4      $ 0.7   $ 8.7
                                                           -----        -----      -----   -----
Payments...............................................     (5.1)        (0.1)      (0.2)   (5.4)
                                                           -----        -----      -----   -----
Balance September 30, 2003.............................    $ 2.5        $ 0.3      $ 0.5   $ 3.3
                                                           =====        =====      =====   =====

     As of December 31, 2002, remaining actions under restructuring activities announced during 2002 were to close two facilities, and reduce headcount by 232 persons. During the first nine months of 2003, one facility was closed, headcount was reduced by 136 and the Company experienced employee attrition related to this restructuring plan. As of September 30, 2003 the remaining actions include the closure of one facility and the reduction of 88 persons. All of the actions contemplated by the 2002 restructuring program will be completed in 2003. Some severance run-off payments will occur in 2004 and closed facility costs will continue through 2007. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

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

                                                          CASH CHARGES
                                                --------------------------------
                                                               LEASE
                                                             PAYMENTS/                ASSET
                                                SEVERANCE   TERMINATIONS   OTHER   IMPAIRMENTS   TOTAL
                                                ---------   ------------   -----   -----------   -----
Electronic Components.........................    $33.0        $ 1.5       $2.5       $18.2      $55.2
Fluid Technology..............................     10.5          1.8        0.8         2.9       16.0
Motion & Flow Control.........................      4.9          2.1        0.3         0.8        8.1
Corporate and Other...........................      3.5           --        0.1         0.4        4.0
                                                  -----        -----       ----       -----      -----
Total 2001 Charges............................    $51.9        $ 5.4       $3.7       $22.3      $83.3
                                                  =====        =====       ====       =====      =====

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

     The following table displays a rollforward of the restructuring accruals for the 2001 restructuring program (in millions):

                                                      CASH CHARGES
                                             -------------------------------
                                                            LEASE                 ASSET
                                             SEVERANCE   COMMITMENTS   OTHER   IMPAIRMENTS   TOTAL
                                             ---------   -----------   -----   -----------   ------
Establishment of 2001 Plan.................   $ 51.9        $ 5.4      $ 3.7     $ 22.3      $ 83.3
Payments...................................    (11.5)          --       (0.1)        --       (11.6)
Asset Write-Offs...........................       --           --         --      (22.3)      (22.3)
                                              ------        -----      -----     ------      ------
Balance December 31, 2001..................   $ 40.4        $ 5.4      $ 3.6     $   --      $ 49.4
                                              ------        -----      -----     ------      ------
Payments and other.........................    (26.7)        (2.9)      (0.4)        --       (30.0)
Reversals..................................     (8.7)        (1.2)      (1.9)        --       (11.8)
                                              ------        -----      -----     ------      ------
Balance December 31, 2002..................   $  5.0        $ 1.3      $ 1.3     $   --      $  7.6
                                              ------        -----      -----     ------      ------
Payments...................................     (2.7)        (0.8)      (0.8)        --        (4.3)
Reversals..................................     (0.4)          --         --         --        (0.4)
                                              ------        -----      -----     ------      ------
Balance September 30, 2003.................   $  1.9        $ 0.5      $ 0.5     $   --      $  2.9
                                              ======        =====      =====     ======      ======

     During the third quarter of 2003, $0.4 million of restructuring accruals were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals primarily reflect lower than anticipated severance costs on completed actions at the Electronic Components segment.

     During the third and fourth quarters of 2002, $1.7 million and $10.1 million of restructuring accruals were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions, respectively. The reversals primarily reflect lower than anticipated severance costs on completed actions at each of the segments, the decision not to transfer five product lines (from Santa Ana, California; Weinstadt, Germany; Dole, France, and Basingstoke, UK, to Shenzhen and Tianjin, China), as supply chain issues eliminated the financial viability of the transfers, and the decision to continue partial operations at one of the Electronic Component's facilities. In addition, management determined that one facility within the Fluid Technology segment would remain operational as a suitable outsource supplier could not be identified.

     As of December 31, 2002, remaining actions under the 2001 restructuring program included the closure of one facility and the termination of 24 persons. During the first nine months of 2003, one facility was closed and headcount was reduced by 24 related to this restructuring plan. Severance run-off payments will continue through 2003 and closed facility expenditures will continue to be incurred through 2004. Revised future cash and non-cash savings are projected to be approximately $281.0 million and $25.0 million, respectively, for the period from 2003 to 2006. The Company plans to fund future cash requirements for restructuring activities with cash from operations, supplemented, as required, by commercial paper borrowings.

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

SUMMARY OF 2001 RESTRUCTURING ACTIVITIES AND OTHER ASSET IMPAIRMENTS

     The total impact of the restructuring initiative and the asset impairment review was a charge of $97.7 million, or $63.5 million after-tax recorded in 2001. The revised projected aggregate future cash and non-cash savings of the above mentioned actions are approximately $281 million and $25 million, respectively, for the period from 2003 to 2006. These figures include total savings of $78.6 million in 2003. The savings will be reflected primarily in costs of sales and revenues and selling, general and administrative expenses. Actual savings approximated plan in 2002. During the second half of 2002 management reviewed the progress of the Company's remaining restructuring actions and determined that $11.8 million of cash expenditures would not be incurred. Accordingly, $11.8 million of restructuring accruals relating to the 2001 Restructuring Plan were reversed into the restructuring and asset impairments line of the Consolidated Income Statements in the 2002 Annual Report on Form 10-K. Additionally, during the third quarter of 2003, $0.4 million of restructuring accruals were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2002 to September 30, 2003 (in thousands):

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

                                                                                            2003
                                             BEGINNING BALANCE     2003        2003        OTHER       ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2003    SPENDING   SETTLEMENTS   ACTIVITY   SEPTEMBER 30, 2003
-------------------------------------------  -----------------   --------   -----------   --------   ------------------
Other Deferred Liabilities.............          $    761        $    --       $  --       $  --          $    761
Accrued Expenses.......................            20,598         (1,661)         --          --            18,937
Environmental..........................            14,537            (82)         --          --            14,455
Income Tax.............................           154,151             --          --          --           154,151
                                                 --------        -------       -----       -----          --------
TOTAL..................................          $190,047        $(1,743)      $  --       $  --          $188,304
                                                 ========        =======       =====       =====          ========

     At September 30, 2003, the Company has automotive discontinued operations accruals of $188.3 million that primarily relate to the following: taxes $154.1 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $7.9 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.5 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $9.9 million -- for workers compensation issues which are recorded in Accrued Expenses; and other $1.9 million -- for professional fees of which $0.8 million are recorded in Other Liabilities and $1.1 million are recorded in Accrued Expenses. In 2003, the Company has spent approximately $1.7 million of the automotive discontinued operations accruals. The Company expects that it will cash settle $154.1 million of tax obligations in 2004 or 2005. The Company projects that it will spend between $3.0 million and $4.0 million in 2003 related to its remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows: Cash from operating activities in the first nine months of 2003 was $269.2 million, a decrease of $160.5 million from the same period of 2002. The decrease is primarily attributable to a $200.0 million prepaid pension contribution, and payments of accrued expenses during 2003, partially offset by higher tax refunds in 2003.

     Status of Restructuring Activities: Restructuring payments during the first nine months of 2003 totaled $14.9 million and were comprised of $9.7 million of expenditures for the 2002 and 2001 restructuring plans and $5.2 million of expenditures for the 2003 restructuring plans. All future payments are projected to be paid with future cash from operating activities supplemented, as required, by commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first nine months of 2003 were $97.0 million, an increase of $13.3 million from the first nine months of 2002. The increase was seen across several operating segments.

     Acquisitions: During the first nine months of 2003, the Company made several small acquisitions for a total of $44.1 million. The excess of the purchase price over the fair values of net assets acquired of

$27.6 million was recorded as goodwill. During the first nine months of 2002, the Company made several acquisitions for a total of $103.7 million. Goodwill of $69.7 million was recorded in connection with these acquisitions.

     Sale of Investment: During the third quarter of 2003, the Company sold its investment in a defense related business for $43.5 million.

     Divestitures: In the first nine months of 2003, the Company generated $9.3 million of cash proceeds from the sale of plant, property and equipment. This is primarily due to the sale of land for $7.3 million at Defense Electronics & Services. During the first nine months of 2002, the Company sold its interest in a defense-related joint venture for approximately $6 million and other plant, property and equipment for $2.6 million.

     Financing Activities: Debt at September 30, 2003 was $738.0 million, compared with $791.8 million at December 31, 2002. The change in debt levels primarily reflects the Company's utilization of cash from operating activities to pay down debt. Cash and cash equivalents were $312.3 million at September 30, 2003, compared to $202.2 million at December 31, 2002. The maximum amount of borrowing available under the Company's revolving credit agreement, which provides back-up for the Company's commercial paper program, at September 30, 2003, was $1.0 billion. Borrowing through commercial paper and under the revolving credit agreement may not exceed $1.0 billion in the aggregate outstanding at any time.

     Status of Automotive Discontinued Operations: During the first nine months of 2003, the Company spent $1.7 million on matters attributable to its automotive discontinued operations. Tax obligations of $154.1 million are expected to be resolved in 2004 or 2005. In addition, the Company projects between $3.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements, in conformity with accounting principles generally accepted within the United States, requires management to make estimates and assumptions that affect the reported value of assets and liabilities and the disclosure of contingent assets and liabilities.

     The Company has identified three accounting policies where estimates are used that require assumptions or factors that are of an uncertain nature, or where a different estimate could have been reasonably utilized or changes in the estimate are reasonably likely to occur from period to period.

     Environmental: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminate found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At September 30, 2003, the Company's best estimate is $109.0 million, which approximates the accrual, for the remediation of ground water and soil. The low range estimate for environmental liabilities is $81.0 million and the high range estimate is $174.0 million. On an annual basis the Company spends between $11.0 million and $14.0 million on its environmental remediation liabilities. These estimates are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of approximately 105 sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

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

  KEY PENSION ASSUMPTIONS

     The Company determines its expected return on plan assets assumption by evaluating both historical returns as well as estimates of future returns. Specifically, the Company analyzes the Plan's actual historical annual return on assets over the past 10, 15, 20 and 25 years; makes estimates of future returns using a Capital Asset Pricing Model; and evaluates historical broad market returns over the past 75 years based on the Company's strategic asset allocation.

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

  PENSION PLAN ACCOUNTING AND INFORMATION

     The Company's strategic asset allocation target for its U.S. domestic plans apportions 70% of all assets to equity instruments and the remaining 30% to fixed income instruments. At December 31, 2002, the Company's actual asset allocation was not materially different from its strategic targets.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at September 30, 2003 and 2002 was $41.5 million and $36.1 million, respectively. See Note 13, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional details.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before January 31, 2003, the provisions are effective December 31, 2003. The Company did not create or obtain any variable interest entities during the first nine months of 2003. The Company elected early adoption of the provisions of FIN 46 related to variable interest entities created prior to January 31, 2003 as of July 1, 2003. The adoption of this interpretation did not have a material effect on the Company's results of operations or financial position.

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

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with accounting principles generally accepted within the United States. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. For disclosure of the Company's commitments and contingencies, see Note 21, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the 2002 Annual Report on Form 10-K.

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

     (b) ITT Industries furnished under Items 9 and 12, on October 23, 2003, a copy of its press release announcing its earnings for the third quarter of 2003 on Form 8-K.

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

November 7, 2003

                                 EXHIBIT INDEX

EXHIBIT
NO.                                   DESCRIPTION                                        LOCATION
-------                               -----------                                        --------
    (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession.........................................................  None
   (3a)   ITT Industries, Inc. Restated Articles of Incorporation............  Incorporated by reference to
                                                                               Exhibit 3(i) of ITT
                                                                               Industries' Form 10-Q for
                                                                               the quarterly period ended
                                                                               June 30, 1997 (CIK No.
                                                                               216228, File No. 1-5627)
   (3c)   ITT Industries, Inc. By-laws, as amended December 3, 2002..........  Incorporated by reference to
                                                                               Exhibit 3(c) to ITT
                                                                               Industries' Form 10-K for
                                                                               the fiscal year ended
                                                                               December 31, 2002
    (4)   Instruments defining the rights of security holders, including indentures.........................................................  Not required to be filed.
                                                                               The Registrant hereby agrees
                                                                               to file with the Commission
                                                                               a copy of any instrument
                                                                               defining the rights of
                                                                               holders of long-term debt of
                                                                               the Registrant and its
                                                                               consolidated subsidiaries
                                                                               upon request of the
                                                                               Commission. (CIK No. 216228,
                                                                               File No. 1-5627).
 (10.1)   ITT Industries, Inc. 2003 Equity Incentive Plan, effective May 13,
          2003...............................................................  Incorporated by reference to
                                                                               Exhibit 10.1 of ITT
                                                                               Industries' Form 10-Q for
                                                                               the quarterly period ended
                                                                               June 30, 2003 (CIK No.
                                                                               216228, File No. 1-5672)
   (11)   Statement re computation of per share earnings.....................  See Note 6 of Notes to
                                                                               Consolidated Condensed
                                                                               Financial Statements
   (15)   Letter re unaudited interim financial information..................  None
   (18)   Letter re change in accounting principles..........................  None
   (19)   Report furnished to security holders...............................  None
   (22)   Published report regarding matters submitted to vote of security holders............................................................  None
   (23)   Consents of experts and counsel....................................  None
   (24)   Power of attorney..................................................  None
 (31.1)   Certification of Louis J. Giuliano Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached
 (31.2)   Certification of Edward W. Williams Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached

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