Form 10-K
period 2003-12-31
ITT INDUSTRIES INC
filed 2004-03-11
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes....  No....
              X

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2003 was approximately $6 billion.

     As of February 29, 2004, there were outstanding 92,271,319 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 11, 2004, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART       1     Business....................................................     1
 I         2     Properties..................................................    12
           3     Legal Proceedings...........................................    12
           4     Submission of Matters to a Vote of Security Holders.........    14
           *     Executive Officers of the Registrant........................    14
PART       5     Market for Registrant's Common Equity and Related
 II                Stockholder Matters.......................................    15
           6     Selected Financial Data.....................................    16
           7     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................    17
           7A    Quantitative and Qualitative Disclosures About Market
                   Risk......................................................    45
           8     Financial Statements and Supplementary Data.................    45
           9     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................    45
           9A    Controls and Procedures.....................................    45
PART      10     Directors and Executive Officers of the Registrant..........    46
III       11     Executive Compensation......................................    46
          12     Security Ownership of Certain Beneficial Owners and
                   Management................................................    46
          13     Certain Relationships and Related Transactions..............    46
          14     Principal Accounting Fees and Services......................    46
PART      15     Exhibits, Financial Statement Schedules, and Reports on Form
 IV                8-K.......................................................    47

            Signatures..................................................    II-1
            Exhibit Index...............................................    II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I

ITEM 1.                             BUSINESS

     ITT Industries, Inc., with 2003 sales of approximately $5.63 billion, is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. Our four principal business segments are Fluid Technology, Defense Electronics & Services, Motion & Flow Control, and Electronic Components. Prior to January 1, 2002 these segments were named Pumps & Complementary Products, Defense Products & Services, Specialty Products and Connectors & Switches. Also prior to January 1, 2002, Engineered Process Solutions Group (formerly named Engineered Values) and now part of our Fluid Technology Segment, reported into Specialty Products (now, Motion & Flow Control). Material herein is presented on a basis consistent with those business segment changes.

     Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 39,000 employees based in 55 countries. Unless the context otherwise indicates, references herein to "ITT Industries," the "Company," and such words as "we," "us," and "our" include ITT Industries, Inc. and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. Reference is made to "-- COMPANY HISTORY AND CERTAIN RELATIONSHIPS." Our telephone number is (914) 641-2000.

     The table below shows, in percentage terms, our consolidated sales and revenues and operating income attributable to each of our ongoing lines of business for the last three years. The operating income percentage for 2001 is adjusted to exclude the impact of goodwill amortization:

                                      YEAR ENDED
                                     DECEMBER 31,
                                 --------------------
                                 2003    2002    2001
                                 ----    ----    ----
SALES AND REVENUES
  Fluid Technology.............    40%     39%     39%
  Defense Electronics &
    Services...................    32      30      28
  Motion & Flow Control........    17      19      19
  Electronic Components........    11      12      14
  Other........................    --      --      --
                                 ----    ----    ----
                                  100%    100%    100%
                                 ====    ====    ====
OPERATING INCOME
  Fluid Technology.............    51%     47%     50%
  Defense Electronics &
    Services...................    35      28      30
  Motion & Flow Control........    26      23      26
  Electronic Components........     2      13       6
  Other........................   (14)    (11)    (12)
                                 ----    ----    ----
                                  100%    100%    100%
                                 ====    ====    ====

BUSINESS AND PRODUCTS

  FLUID TECHNOLOGY

     Fluid Technology is a leading global provider of fluid systems and solutions for the Water, Wastewater, Treatment, Building Trades, Industrial & Process and BioPharm markets. Sales and revenues are approximately $2.25 billion, $1.96 billion, and $1.83 billion for 2003, 2002 and 2001, respectively.

     Fluid Technology is engaged in the design, development, production, sale, and after-sale support of a broad range of pumps, mixers, heat exchangers, valves and systems for municipal, industrial, residential, agricultural, and commercial applications.

     Major production and assembly facilities are located in Argentina, Australia, Austria, Canada, China, England, Germany, Italy, Malaysia, Mexico, the Philippines, South Korea, Sweden, and the United States.

     Principal customers are in North America, Europe, The Middle East, Africa, Latin and South America, and the Asia/Pacific region. No single customer accounted for more than 2% of 2003 sales for Fluid Technology. Sales are made directly or through independent distributors and representatives.

     As the world's leading producer of fluid handling equipment and related products for treating and recycling wastewater, ITT Industries actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness for the need to preserve and protect the earth's water resources.

Water

     ITT's broad range of pumps and accessories for residential, municipal and commercial applications including water wells, pressure boosters, and agriculture packages and systems are branded Goulds Pumps, Red Jacket, Marlow, Lowara, and Vogel.

     Both Goulds Pumps and A-C Custom Pump provide municipal and flood control pump products and Flowtronex package turf irrigation and water booster systems for municipal, golf and irrigation.

Wastewater

     The Flygt Group is the originator and largest manufacturer of submersible pumps and mixers which form the heart of many of the world's sewage and wastewater treatment facilities. Combining Flygt's submersible pumps and mixers with Sanitaire and ABJ products provides a solution to customers' needs for complete system wastewater treatment. Dry mount pumps from A-C Pump provide an alternative technical solution to submersible pumps. Flygt and Robot are market leaders and respected brands for commercial and municipal submersible waste water pumps. ITT Industries' strong positions in the dewatering market is generated by Flygt, Robot and Grindex and in the residential effluent and sewage pumps systems area Goulds Pumps and Lowara are market leaders.

Treatment

     Through the Sanitaire(R) and ABJ(TM) brands, ITT is a leader in aeration systems for municipal and industrial wastewater treatment. The broad range of products includes ceramic and membrane fine bubble diffusers, and stainless steel coarse bubble diffusers. WET, C'Treat & PCI provide advanced membrane filtration engineered systems, reverse osmosis systems and portable disinfection technology. Flygt's submersible mixers and Sanitaire's diffused aeration systems play a crucial role in the biological treatment phase ensuring that incoming flows reach optimal nitrification and prevent sedimentation in the aeration tank. ABJ is a unique Sequence Batch Reactor (SBR) allowing a continuous inflow. Through the additions of WET, C'Treat and PCI, ITT Industries offers advanced membrane filtration for both municipal and industrial applications.

Building Trades

     Leading brands such as Bell & Gossett(R), McDonnell & Miller(R), and Hoffman Specialty(R), provide a broad variety of products for environmental control in buildings and for building service and utility applications including liquid-based heating and air conditioning systems, liquid level control, and steam trap products for boiler and steam systems.

     Flygt serves the construction market by dewatering construction sites on a global basis. A-C Fire Pump has been in the forefront of developing, designing and custom building fire pump systems that meet fire protection needs.

     Bell & Gossett and McDonnell & Miller provide packaged systems for variable and constant speed pumping, heat transfer and pressure boosting, heat exchangers, and condensate handling equipment. Lowara and Vogel service the European and Middle East building trade markets with pressure boosting pumps and A-C Fire-Pump is the global UL/FM Fire pump package provider.

Industrial & Process

     Goulds Pumps are available in vertical, horizontal and submersible centrifugal configurations in a variety of alloys. Goulds is the market leader for ANSI standard process pumps, including a line of "sealless" magnetic drive pumps for services where leakage cannot be tolerated. Goulds offers standard as well as application specific pumps for the industrial marketplace. Examples of typical applications include general industrial, mining, chemical, pulp and paper, power, oil refining and gas processing. Fabri-Valve knife gate valves are unrivaled in their ability to handle demanding applications found in pulp and paper plants including pulping, recovery and bleaching. Dia-Flo diaphragm valves and Richter lined valves and pumps are the workhorse of the chemical industry providing superior value through safe and trouble free operation. ITT Industries services the industrial market through its premium brands such as Goulds Pumps, PumpSmart and A-C Pumps for Standard Process (ANSI & ISO Standard), Engineered Horizontal (API Standard), Vertical and industrial sump pumps and PRO Services(TM). Fabri-Valve and Dia-Flo are leaders in knife gate and diaphragm valves and Richter is the preferred supplier of Lined Pumps and valves while ITT Standard is a supplier of heat exchangers for industrial applications.

BioPharm

     Our Pure-Flo brand offers a wide array of valve and turnkey systems that are at the heart of extremely demanding manufacturing processes, especially of biological and pharmaceutical compounds. The design, engineering, fabrication, and installation of high purity process modules, skid systems and stainless steel vessels for the biopharm and hygienic industries are served by the Pure-Flo Cotter, Pure-Flo Precision and Pure-Flo MPC units. Richter lined valves and pumps are utilized in the API (active pharmaceutical ingredient) area of the manufacturing process.

Global Service and Customer Care

     Fluid Technology has a global network of service centers for aftermarket customer care. Our aftermarket capabilities include the repair and service of all brands of pumps and rotating equipment, engineering upgrades, contract maintenance, and service.

System Solutions

     Today we are able to provide our global customer base with the systems and solutions they need to meet their ever increasing demands on cost control and efficiencies. Through the overarching strategic Value Based Six Sigma program, we now have in place company wide systems for rapid product development based on the Voice Of Customer and Value Stream Mapping to ensure that we have short lead times to better meet our customers needs.

     Our strategy to expand down stream to better service our customers has moved us from a product producer to a solution provider. This strategy has guided us in our acquisitions. For example, today ITT Industries can extend its core offering of submersible pumps and mixers with systems to control plant operation, technologies that analyze the waste stream, and products and systems to treat water through biological, ozone and UV processes.

     In the industrial markets, our pump systems are now supplied with intelligent control systems. Customers engaging our "total systems approach" find dramatically lower energy con-sumption, maintenance and overall life cycle costs.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2003     2002     2001
                               ----     ----     ----
Water/Wastewater.............   62%      58%      56%
Industrial & Process.........   18       22       24
Building Trades..............   14       16       17
Bio Pharm....................    6        4        3
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     Our management believes that Fluid Technology has a solid technology base and proven expertise in designing its products to meet customer needs. Management believes that the continuing development of new products will enable Fluid Technology to maintain and build market leadership positions in served markets.

     Brand names include ABJ(R), A-C Pump(R), Bell & Gossett(R), Flygt(R), Goulds Pumps(R), Hoffman Specialty(R), ITT Standard(R), Lowara(R), McDonnell & Miller(R), Richter(R), Sanitaire(R), and Vogel(R).

     The level of activity in Fluid Technology is dependent upon economic conditions in the markets served, weather conditions, in the case of municipal markets, the ability of municipalities to fund projects for our products and services, and other factors. See "-- COMPETITION."

     Fluid Technology companies have an aggregate of approximately 11,400 employees and have 45 major facilities in 14 countries.

  DEFENSE ELECTRONICS & SERVICES

     Defense Electronics & Services, with sales and revenues of approximately $1.79 billion, $1.51 billion, and $1.30 billion for 2003, 2002 and 2001, respectively, develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems and engineering and applied research. Operations are in North America, Europe, and the Middle East.

     Defense Electronics & Services consists of the two major areas of (i) systems and services and (ii) defense electronics. Systems and services consists of our systems business and our advanced engineering and sciences business. Defense electronics consists of our aerospace and communications business, our night vision business, our avionics business, and our radar business.

Systems and Services

     The Systems Division is involved in support services and systems engineering. The business provides support services including operations and maintenance services for surveillance systems, communications electronics including sensors, radars and command and control, and combat service support, base support and range support for government sites around the world. In 2003, the Systems Division won a multi-year $580 million contract to provide technical support for the Deep Space Network, an international network of antennas that support interplanetary spacecraft missions and radio and radar astronomy observations for the exploration of the solar system and the universe.

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

Defense Electronics

     The ITT Aerospace/Communications Division ("A/CD") designs and manufactures wireless networking products and software that facilitate communications in the forward area battlefield. A/CD produces the Single Channel Ground and Airborne Radio System ("SINCGARS") and has a contract to produce the Near Term Digital Radio ("NTDR"), a wideband networking radio which has data transmission capacity twenty times greater than SINCGARS. A/CD is the provider of the combat net radio and the high capacity data radio for the UK Bowman program. A/CD is developing a communications system for the U.S. Army that will provide audio, video and data networking to soldiers on the battlefield. A/CD is also devel-oping air traffic control radios for the Federal Aviation Administration. A/CD also produces sophisticated sounding and imaging instruments such as those used by the National Oceanographic and Atmospheric Agency in remote sensing space payloads to track hurricanes, tornadoes, and other weather patterns. In addition, A/CD provides navigation payloads for the Global Positioning System ("GPS") navigation satellite.

     The Night Vision Division provides advanced night vision products for airborne and ground applications enabling United States and allied military forces to conduct night combat operations. Night Vision is the leading full service supplier of Generation III night vision products to the United States and allied military forces. Night Vision is also supplying high-performance night vision devices to federal, state and local law enforcement officers in support of Homeland Security. It also offers night vision products for consumer recreational applications.

     The Avionics Division produces information and electronic warfare technologies for a broad range of military aircraft to help protect aircraft from radar-guided weapons. Avionics is developing for the United States Army and Special Operation Forces the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called the Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). In addition, the company has developed a SIRFC based system for fixed wing aircraft such as the F-16, and is also the supplier for the United States Integrated Defensive Countermeasures ("IDECM") system for fixed wing aircraft such as the F/A-18 E/F fighter fleet. The Avionics Division is a co-developer of the integrated communications, navigation and identification system for the U.S. Air Force F-22 Raptor.

     The ITT Gilfillan Division produces and installs ship and air defense radar and air traffic control systems both in the United States and internationally.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                        YEAR ENDED
                                       DECEMBER 31,
                                  ----------------------
                                  2003     2002     2001
                                  ----     ----     ----
Systems and Services
  Systems.......................   32%      29%      29%
  Advanced Engineering &
    Sciences....................   13       15       16
Defense Electronics
  A/CD..........................   25       26       26
  Night Vision..................   11       12       13
  Avionics......................   12       12       11
  ITT Gilfillan.................    7        6        5
                                  ---      ---      ---
                                  100%     100%     100%
                                  ===      ===      ===

     Defense Electronics & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 95% of 2003 sales and revenues of Defense Electronics & Services was to governmental and international entities, of which approximately 81% was to the United States Government (principally in defense programs).

     A substantial portion of the work of Defense Electronics & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, international customers and commercial customers accounted for approximately 20% and 5%, respectively, of 2003 sales and revenues for Defense Electronics & Services.

     Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Electronics & Services were 5% in 2003, 3% in 2002 and 4% in 2001. Certain products sold by Defense Electronics & Services have particular commercial application, including night vision devices. In addition, Defense Electronics & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

     Funded order backlog for Defense Electronics & Services was $3.19 billion in 2003 compared with $2.85 billion in 2002 and $2.58 billion in 2001.

     The level of activity in Defense Electronics & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Electronics & Services, demand and budget availability for such products and services in areas other than defense, and other factors. See "-- COMPETITION."

     Defense Electronics & Services companies have an aggregate of approximately 10,400 employees and are present in 126 facilities in 24 countries.

  MOTION & FLOW CONTROL

     Motion & Flow Control, with sales and revenues of approximately $992.3 million, $935.5 million and $898.7 million for 2003, 2002 and 2001, respectively, comprises a group of units operating in the motion control and flow control market segments. Operations are located principally in North America and Europe, with sales in Latin America and Asia supported through joint ventures or distribution arrangements. Motion & Flow Control consists of the Automotive Tubing, Motion Control, Leisure Marine and Flow Control groups.

  Automotive Tubing:

     ITT Fluid Handling Systems designs and produces engineered tubing systems and connectors for use in applications such as braking systems, fuel supply, and other fluid transfer applications in transportation or industrial uses. Fluid Handling Systems' principle customers are the major North American and European automotive manufacturers, their key Tier 1 suppliers, and other similar customers. Fluid Handling Systems also owns 50% of a joint venture with Sanoh Industrial Co. of Japan that supplies similar products primarily to the major Asian transplant manufacturers in the United States.

  Motion Control:
     Galfer designs and manufactures friction pads and backplates for braking applications on vehicles. From three facilities in Italy, Galfer services most European "OEM" (Original Equipment Manufacturers) auto makers and also operates a substantial facility for research and testing of new materials. Approximately 61% of Galfer's 2003 business is in aftermarket activity.

     Koni designs and markets adjustable shock absorbers under the brand name KONI(R) for high performance vehicles, trucks, buses, and railways. Customers are principally in Europe, North America, and Asia.

  Leisure Marine:

     The Jabsco Division is the world's leading producer of pumps and related products for the leisure marine and recreational vehicle markets. Products are sold worldwide under the brand names Jabsco(R), Rule(R), Flojet(R), and Danforth(R). Flojet is also a leading producer of pumps and components for beverage applications. Both Jabsco and Flojet also produce pumps for other specialty industrial fluid dispensing applications.

     The HydroAir Division designs and manufacturers jets, pumps and other components for manufacturers of whirlpool baths and hot tub spas.

  Flow Control:

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

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2003     2002     2001
                               ----     ----     ----
Automotive Tubing............   38%      43%      42%
Motion Control...............   30       25       25
Leisure Marine...............   19       18       18
Flow Control.................   13       14       15
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     The level of activity for Motion & Flow Control depends upon economic conditions in the served markets, particularly the automotive, airplane, and marine and leisure markets. See "-- COMPETITION." Order backlog is not a significant factor in this segment.

     Motion & Flow Control companies have an aggregate of approximately 5,600 employees and have 35 facilities located in 10 countries.

  ELECTRONIC COMPONENTS

     Electronic Components, with sales and revenues of approximately $600.3 million, $583.5 million, and $647.0 million for 2003, 2002 and 2001 respectively, designs and manufactures connectors, interconnects, cable assemblies, switches, keypads, multi-function grips, panel switch assemblies, dome arrays, input/output (I/O) card kits, smart card systems, LAN components, high-speed/high-bandwidth network systems, and related services.

     Electronic Components consists of products and services for the areas of communications, industrial, medical, transportation, military/aerospace, commercial aircraft, computer, and consumer uses.

     In the communications area, Electronic Components designs products and provides services specifically for today's telecommunications infrastructure and networking industries. These products and services include connectors, interconnects, cable assemblies, keypads, switches, panel switch assemblies, I/O card kits, smart card systems, and LAN components, as well as high-speed/high-bandwidth network systems and services. They are used in wireless networks, carrier networks, enterprise networks, datacommunications, and subscriber equipment applications.

     In the industrial area, Electronic Components' products are incorporated in various industrial equipment and process control products, including DL zero insertion force connectors, cable assemblies, electromechanical switches, and device control interfaces. They are used in industrial controls, production equipment, and instrument applications, medical applications, ultrasound, and other diagnostic equipment.

     In the transportation area, Electronic Components' products are incorporated in off-highway, mass transit, heavy-vehicle, agriculture and automotive applications. The products include high reliability connectors, multi-function control assemblies, and switches used in powertrain, instrument controls, and chassis applications.

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

     In the computer area, Electronic Components supplies connectors, and switches for computers and computer peripherals.

     In the consumer area, Electronic Components primarily supplies keypads for remote control devices.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                      YEAR ENDED
                                     DECEMBER 31,
                                 --------------------
                                 2003    2002    2001
                                 ----    ----    ----
Communications.................   27%     32%     36%
Industrial.....................   25      23      19
Transportation.................   18      13      13
Military/Aerospace.............   13      13      12
Commercial Aircraft............    5       6       8
Computer.......................    5       7       6
Consumer.......................    7       6       6
                                 ---     ---     ---
                                 100%    100%    100%
                                 ===     ===     ===

     Electronic Components products are marketed primarily under the Cannon(R) brand name.

     The level of activity for Electronic Components is affected by overall economic conditions in the markets served and the competitive position with respect to price, quality, technical expertise, and customer service. See "-- COMPETITION."

     Electronic Components companies have an aggregate of approximately 11,500 employees and have 25 facilities located in 10 countries.

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

     In the Fluid Technology Segment, on January 19, 2004 we announced the acquisition of over 81.4% of the outstanding shares of WEDECO AG Water Technology, which manufactures ultraviolet disinfection and ozone oxidation systems, and of Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd., a producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.

     On February 9, 2004 the Company announced it had entered into a definitive agreement to acquire Eastman Kodak Company's Remote Sensing Systems business which provides large scale optical and electro-optical high-resolution satellite imaging. The acquisition is for the Company's Defense Electronics & Systems business segment.

     During 2003, we acquired the business and assets of Uniserve Wellpoint Srl., which produces a range of high quality diesel and electric powered, vacuum primed centrifugal pumps and spear or well point dewatering systems for our Fluid Technology Segment.

     On January 31, 2003 we acquired the VEAM/TEC division of Northrop Grumman's Component Technologies sector, which manufactures cylindrical, filter and fiber optic connectors for the military/aerospace, industrial, mass transit, entertainment and nuclear markets, for our Electronic Components segment.

     In 2003 we sold substantially all of our interest in DigitalGlobe, Inc., a developmental stage company providing high resolution satellite images to the commercial markets.

     During 2002, we acquired the business and assets of a number of companies for our Fluid Technology segment. These include the Pure Water division of Waterlink, Inc. which designs and manufactures commercial, industrial and municipal water purification systems. We also acquired the assets of PCI Membranes from Thames Water. PCI Membranes products add chlorination, disinfection and membrane technology to Sanitaire's filtration and disinfection businesses. In the municipal and wastewater area, we purchased the business and assets of the Royce Instrument Corporation relating to manufacture, monitoring and control instrumentation and sensors for municipal and industrial wastewater treatment. We also acquired the business and assets of Precision Stainless, Inc., which provides process vessels for biopharmaceutical companies, and we purchased the business and assets of the Biopharm Manufacturing Division of Martin Petersen Company, Inc., a manufacturer of process systems for the biopharmaceutical industry. In wastewater applications, we acquired Svedala Robot B.V., a manufacturer of high quality submersible pumps and pump systems used in wastewater applications. We also acquired Flowtronex PSI Inc., a leading global manufacturer of modular pumping systems for golf courses and other turf irrigation, sports fields, municipal and commercial properties, for our Fluid Technology segment.

     For Defense Electronics & Services, we acquired the business and assets of Xybion Electronic Systems (XES), a designer and manufacturer of intensified imaging systems, digital and complimentary metal-oxide semiconductor (CMOS) cameras on December 12, 2002, and during 2002 we sold a defense related joint venture.

     During 2001, we acquired the business and assets of a number of companies for our Fluid Technology segment. These include Cotter Corporation, which manufactures modular processing systems and subsystems; the Water Systems Division of The Marley Company, which manufactures water pumping equipment; Production Castings Incorporated, American Alloy Products, Inc., Production Machine Inc., and Impeller Repair Services, Inc., these last four being in the business of producing pump parts and cast repair parts. Also for our Fluid Technology segment, during 2001 we purchased the stock of 1448170 Ontario Limited, which sells repair parts and repairs pumps, rotating equipment and other production and factory equipment. In 2001 we purchased the business and assets of BIW Connector Systems, LLC, a designer and manufacturer of power connectors for harsh environments, for our Electronic Components segment.

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

GEOGRAPHIC MARKETS

     The geographic sales base of Fluid Technology is broad. In 2003, approximately 53% of the sales and revenues of Fluid Technology was derived from North America, approximately 33% was derived from Europe, and the Asia/Pacific region accounted for approximately 8%. The geographic sales mix differs among products and among divisions of Fluid Technology. Our management anticipates growth opportunities in Eastern Europe, Central Asia, Africa/Middle East, Latin America, and the Asia/Pacific region. In China, Fluid Technology has manufacturing and distribution facilities to produce and sell submersible pumps for the sewage handling and mining markets and a joint venture that produces vertical turbine pumps and includes a foundry operation. The Company also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

     The geographic sales base of Defense Electronics & Services is predominantly the United States, which accounted for approximately 80% of 2003 sales and revenues. Management of Defense Electronics & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

     The geographic sales base of Motion & Flow Control is predominantly in North America and Europe. In 2003, approximately 53% of sales and revenues of Motion & Flow Control were to customers in North America, and approximately 44% of sales were to customers in Europe and 2% were in Asia. Management of ITT Industries sees growth opportunities in North America, Europe and Asia.

     The geographic sales base of Electronic Components in Europe accounted for 42% of 2003 sales and revenues, North America accounted for 35% of 2003 sales and revenues, and the Asia/Pacific region accounted for 21% of 2003 sales and revenues. Electronic Components has manufacturing facilities within North America, Central America, Europe, and the Asia/Pacific region. These operations supply connectors across a broad market spectrum, including carrier networks, wireless, transportation, military/ aerospace, commercial aircraft, computer, industrial, medical and consumer sectors.

     See Note 23, "BUSINESS SEGMENT INFORMATION," in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further geographical information concerning sales and revenues and long-lived assets.

COMPETITION

     Substantially all of our operations are in highly competitive businesses. The nature of the competition varies across all business segments. A number of large companies engaged in the manufacture and sale of similar lines of products and the provision of similar services are included in the competition, as are many small enterprises with only a few products or services. Technological innovation, price, quality, reliability, and service are primary factors in the markets served by the various segments of our businesses. The Company's many products and services go to market collectively linked by the ITT Industries brand, the engineered blocks symbol, and the tagline "Engineered for Life." The brand has been enhanced and strengthened over the years through a coordinated effort that includes advertising, public relations activities, trade exhibits, and point of sale material.

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

     In Defense Electronics & Services, government defense budgets, particularly in the United States, generally have begun to increase after years of significant declines. Business consolidations continue to change the competitive environment. We have adjusted to these changes by focusing on the defense electronics and services markets, by making process improvements, and through capacity rationaliza-tion. In most of the markets served by Defense Electronics & Services, competition is based primarily upon price, quality, technological expertise, cycle time, and service.

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

GOVERNMENTAL REGULATION AND RELATED MATTERS

     A number of our businesses are subject to governmental regulation by law or through contractual arrangements. Our Defense Electronics & Services businesses perform work under contracts with the United States Department of Defense or other agencies of the United States government and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including regulations requiring background investigations for high-level security clearances for our executive officers. Most of such contracts are subject to termination by the respective governmental parties on various grounds, although such terminations have rarely occurred in the past.

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

RAW MATERIALS

     All of our businesses require various raw materials (e.g., metals and plastics), the availability and prices of which may fluctuate. Although some cost increases may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through purchasing and various other programs. In re-cent years, our businesses have not experienced significant difficulties in obtaining an adequate supply of raw materials necessary for our manufacturing processes.

RESEARCH, DEVELOPMENT, AND ENGINEERING

     Our businesses require substantial commitment of resources for research, development, and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Although most of our funds dedicated to research, development, and engineering activities are applied to areas of high technology, such as aerospace and applications involving electronic components, these activities are important in all of our business segments. Expenditures by ITT Industries for research, development, and engineering relating to our on-going lines of business totaled $559.4 million in 2003, $519.1 million in 2002 and $424.7 million in 2001. Of those amounts 78.3% in 2003, 78.0% in 2002 and 76.4% in 2001 was expended pursuant to customer contracts.

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

EMPLOYEES

     As of December 31, 2003, ITT Industries and its subsidiaries employed an aggregate of approximately 39,000 people. Of this number, approximately 17,500 are employees in the United States, of whom approximately 25% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

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

INTERNET ADDRESS AND INTERNET ACCESS TO CURRENT AND PERIODIC REPORTS

     ITT Industries' website address is http:/ /www.itt.com. ITT Industries makes available free of charge on or through http:/ www.itt. com/
ir/secfilings  frameset.html our annual
report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC").
                            ------------------------

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commerical or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

     The Company is responsible, in whole or in part, or is alleged to be responsible for environmental investigation and remediation at 104 sites in various countries. Of those sites, it has received notice that it is considered a Potentially Responsible Party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. Other situations generally involve either actions brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to the Company pursuant to contractual language, or situations discovered by the Company through its internal environmental assessment program.

     In Glendale, California the Company has been involved in an environmental proceeding relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against ITT Industries and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including ITT Industries and Lockheed Martin, reached a settlement, and a consent decree requiring the PRPs to perform additional remedial activities. Under the settlement the PRPs including the Company, have constructed and are operating a water treatment system. The PRPs have agreed to operate the system for an additional 10 years.

     ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, the Company has completed the investigation of the site and is in the process of evaluating various remedies in coordination with state and federal environmental authorities.

     The Company has been involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT Corporation, Higbie Manufacturing, prior to the time it was acquired by ITT. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930s.

     In a suit filed in 1991 by ITT Corporation in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in 2004. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive. A portion of the recoveries from the insurance settlements have been placed in a trust and are used to reimburse the Company for its environmental costs.

     The Company and its subsidiary Goulds have been joined as defendants with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These actions against the Company have been managed by our historic product liability insurance carriers, and substantially all claims, including all defense and settlement costs, have been covered by those same carriers. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that ITT companies were distributors for other manufacturers' products that may have contained asbestos.

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2003, the Company and Goulds resolved approximately 2,000 claims through settlement or dismissal. The average amount of settlement per claim has been nominal.

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company et al. Superior Court, County of Los Angeles, CA, Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposures among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. Both actions have been stayed to allow the parties to negotiate an acceptable allocation arrangement. In addition, Utica National, Goulds historic insurer, has requested that the Company negotiate a coverage in place agreement to allocate the Goulds' asbestos liabilities between insurance policies issued by Utica and others. The parties are currently negotiating the terms of such an agreement. The Company is continuing to receive insurance payments during the pendency of these proceedings.

     The Company has received notice of a suit filed in El Paso, Texas relating to its Gilfillian Division, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. The Company's aviation insurers are contributing to the defense of this matter.

     The Company has received notice of a product liability suit filed in Superior Court of New York, Danis v. Rule Industries et al., Sup. Ct. N.Y., C.A. No. 115975-02, seeking damages for injuries sustained in a boat explosion. The suit contains a number of causes of action against various defendants including the boat manufacturer, the marina operator, and individuals working at the marina. As to the Company, the Complaint alleges malfunction of a fume detector manufactured by ITT's subsidiary Rule Industries, Inc., prior to the date the Company acquired Rule. The Company's insurer is on notice of this matter.

     The Company has received a claim from Rayonier, Inc., a former subsidiary of the Company's predecessor, ITT Corporation. This claim stems from the 1994 Distribution Agreement for the spinoff of Rayonier by ITT Corporation and seeks an allocation of proceeds from certain settlements in connection with the Company's environmental insurance recovery litigation. The parties are currently in arbitration.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided regarding the executive officers of ITT Industries:

                                                                                                                DATE OF
                                     AGE AT                                                   YEAR OF          ELECTION
                                   FEBRUARY 1,                                            INITIAL ELECTION    TO PRESENT
               NAME                   2004                      POSITION                   AS AN OFFICER      OFFICERSHIP
               ----                   ----                      --------                   -------------      -----------
Robert L. Ayers...................      58       Senior Vice President, ITT Industries;         1998            12/4/01
                                                   President, Fluid Technology
Henry J. Driesse..................      60       Senior Vice President, ITT Industries;         2000            12/4/01
                                                   President, Defense
Donald E. Foley...................      52       Senior Vice President, Treasurer and           1996            2/11/03
                                                   Director of Taxes
Scott A. Crum ....................      47       Senior Vice President and Director,            2002           10/29/02
                                                 Human Resources
Louis J. Giuliano.................      57       Chairman, President and Chief Executive        1988            2/24/01
                                                   Officer and Director
Mark E. Lang......................      54       Vice President and Corporate Controller        2003            6/16/03
Vincent A. Maffeo.................      53       Senior Vice President and General              1995           12/19/95
                                                 Counsel
Thomas R. Martin..................      50       Senior Vice President, Director of             1996             3/9/99
                                                 Corporate Relations
Brenda L. Reichelderfer...........      45       Senior Vice President, ITT Industries;         2002             1/1/02
                                                   President, Electronic Components
Edward W. Williams................      65       Senior Vice President and Chief                1998            12/4/01
                                                 Financial Officer

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Ayers, prior to his election as Senior Vice President (2001), was Vice President
(1998) and President of Fluid Technology (1999), and, prior to that, was President of Sulzer Bingham Pumps Inc. (1990); (ii) Mr. Crum, prior to his election as Senior

Vice President (2002), was Corporate Vice President, Motorola Corporation Broadband Communications Sector (2000) and Senior Vice President for Administration and Employee Resources at General Instrument Corporation (1997);
(iii) Mr. Driesse, prior to his election as Senior Vice President (2001), was Vice President and President of Defense (2000), and, prior to that, was President of ITT Avionics (1991); (iv) Mr. Foley, prior to his election as Senior Vice President (2003), was Vice President, Treasurer and, Director of Taxes. Mr. Foley was elected Vice President and Treasurer in 1996, and was named to the position of Director of Taxes in 2001; (v) Mr. Giuliano, prior to his election as Chairman, President, Chief Executive Officer and Director (2001), was President and Chief Operating Officer (1998), and, prior to that, was Senior Vice President (1995); (vi) Mr. Lang, prior to his election as Vice President and Corporate Controller (2003), was Vice President and Controller, ITT Fluid Technology (2002) and Vice President and Controller, ITT Defense Electronics and Services (1999); prior to that he was Corporate Controller of AMP (1994). (vii) Ms. Reichelderfer, prior to her election as Senior Vice President (2002) and President, Electronic Components (2003), was President of Motion & Flow Control
(2002), prior to that she was Vice President and President Motion & Flow Control and held other executive positions with ITT Industries; and (viii) Mr. Williams, prior to his appointment as Chief Financial Officer (June 2003), was Senior Vice President and Corporate Controller (2001), and prior to that was Vice President and Corporate Controller (1998), and prior to that was Vice President and Controller of our Defense & Electronics business.

     In February 2004, the Company announced that Mr. Giuliano has indicated his intention to retire as President and Chief Executive Officer of the Company once a successor has been appointed. Mr. Giuliano has agreed to continue to serve as Chairman for a period of time that will be decided by the Board.

                                    PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                    2003                2002
                                                              ----------------    ----------------
                                                               HIGH      LOW       HIGH      LOW
                                                              ------    ------    ------    ------
                                                                           IN DOLLARS
Three Months Ended
  March 31................................................    $62.09    $50.11    $64.50    $45.80
  June 30.................................................     67.20     53.17    $70.85    $62.40
  September 30............................................     69.59     59.00    $70.46    $53.91
  December 31.............................................     75.40     60.13    $66.38    $56.90

     The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "ITT"). During the period from January 1, 2004 through February 29, 2004, the high and low reported market prices of our common stock were $78.52 and $71.26, respectively.

     We declared dividends of $0.15 per share of common stock in each of the four quarters of 2002. We declared dividends of $0.16 per share of common stock in each of the four quarters of 2003. In the first quarter of 2004, we declared a dividend of $0.17 per share.

     Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

     There were 30,553 holders of record of our common stock on February 29, 2004.

     ITT Industries common stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

ITEM 6.                     SELECTED FINANCIAL DATA

                                                             2003        2002        2001        2000        1999
                                                           --------    --------    --------    --------    --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS AND POSITION
Sales and revenues.......................................  $5,626.6    $4,985.3    $4,675.7    $4,829.4    $4,632.2
Operating income(a)......................................     528.5       537.6       396.8       493.1       415.2
Income from continuing operations(a).....................     390.9       379.9       216.7       264.5       232.9
Net income...............................................     403.9       379.9       276.7       264.5       232.9
Additions to plant, property and equipment...............     153.6       153.2       174.0       180.6       227.9
Depreciation and amortization............................     188.0       171.4       212.9       201.8       181.1
Total assets.............................................   5,937.6     5,389.6     4,508.4     4,611.4     4,459.6
Long-term debt...........................................     460.9       492.2       456.4       408.4       478.8
Total debt...............................................     602.4       791.8       973.4     1,038.3     1,088.1
Cash dividends declared per common share.................      0.64        0.60        0.60        0.60        0.60
EARNINGS PER SHARE
Income from continuing operations
  Basic..................................................  $   4.24    $   4.17    $   2.46    $   3.01    $   2.61
  Diluted................................................  $   4.15    $   4.06    $   2.39    $   2.94    $   2.53
Net income
  Basic..................................................  $   4.38    $   4.17    $   3.14    $   3.01    $   2.61
  Diluted................................................  $   4.29    $   4.06    $   3.05    $   2.94    $   2.53
                                                           --------    --------    --------    --------    --------
PRO FORMA RESULTS
Reported net income(b)...................................  $  403.9    $  379.9    $  276.7    $  264.5    $  232.9
  Add back goodwill amortization net of tax..............        --          --        35.9        31.4        24.1
                                                           --------    --------    --------    --------    --------
  Adjusted net income....................................  $  403.9    $  379.9    $  312.6    $  295.9    $  257.0
                                                           ========    ========    ========    ========    ========
  Adjusted basic earnings per share......................  $   4.38    $   4.17    $   3.55    $   3.37    $   2.88
  Adjusted diluted earnings per share....................  $   4.29    $   4.06    $   3.45    $   3.29    $   2.79

------------

(a) Operating income and income from continuing operations in 2003, 2002, 2001 and 1999 includes (expense) income of $(30.5), $3.5, $(97.7) and $4.6 pretax, respectively, or $(21.0), $2.4, $(63.5), and $2.9, after-tax, respectively, for restructuring and asset impairment charges. See Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on these topics.

(b) The Company adopted Statement of Financial Accounting Standards No. 142 and discontinued the amortization of goodwill as of January 1, 2002 (see Note 2, "Changes in Accounting Pronouncements," in the Notes to Consolidated Financial Statements for additional information). Reported net income for 2001, 2000 and 1999 includes goodwill amortization expense.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                DEFENSE     MOTION                  CORPORATE,
                                   FLUID      ELECTRONICS   & FLOW    ELECTRONIC   ELIMINATIONS
                                 TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     & OTHER       TOTAL
                                 ----------   -----------   -------   ----------   ------------   --------
                                                               (IN MILLIONS)
2003
Sales and revenues.............   $2,249.9     $1,790.9     $992.3      $600.3        $(6.8)      $5,626.6
                                  --------     --------     ------      ------        -----       --------
Costs of sales and revenues....    1,493.5      1,046.3      721.6       429.9         (7.8)       3,683.5
Selling, general and
  administrative expenses......      424.5        112.6       95.3       117.9         74.4          824.7
Research, development and
  engineering expenses.........       46.7        443.9       36.3        32.5           --          559.4
Restructuring and asset
  impairments..................       13.8          1.0        4.5        14.6          1.3           35.2
Reversal of restructuring
  charge.......................         --           --       (0.1)       (4.6)          --           (4.7)
                                  --------     --------     ------      ------        -----       --------
Total costs and expenses.......    1,978.5      1,603.8      857.6       590.3         67.9        5,098.1
                                  --------     --------     ------      ------        -----       --------
Operating income (loss)........      271.4        187.1      134.7        10.0        (74.7)         528.5
Interest (income) expense,
  net..........................                                                                      (10.1)
Miscellaneous expense
  (income).....................                                                                        7.9
                                                                                                  --------
Income from continuing
  operations before income tax
  expense......................                                                                      530.7
Income tax expense.............                                                                      139.8
                                                                                                  --------
Income from continuing
  operations...................                                                                      390.9
Income from discontinued
  operations...................                                                                       13.0
                                                                                                  --------
Net Income.....................                                                                   $  403.9
                                                                                                  ========
2002
Sales and revenues.............   $1,956.3     $1,513.9     $935.5      $583.5        $(3.9)      $4,985.3
                                  --------     --------     ------      ------        -----       --------
Costs of sales and revenues....    1,283.9        846.5      692.8       393.6         (4.9)       3,211.9
Selling, general and
  administrative expenses......      372.9         99.7       86.1        99.4         62.1          720.2
Research, development and
  engineering expenses.........       43.5        414.7       32.7        28.2           --          519.1
Reversal of restructuring
  charge.......................       (1.5)        (1.0)      (1.5)       (8.7)        (0.4)         (13.1)
Restructuring and asset
  impairments..................        6.0           --        3.0         0.6           --            9.6
                                  --------     --------     ------      ------        -----       --------
Total costs and expenses.......    1,704.8      1,359.9      813.1       513.1         56.8        4,447.7
                                  --------     --------     ------      ------        -----       --------
Operating income (loss)........      251.5        154.0      122.4        70.4        (60.7)         537.6
Interest expense, net..........                                                                       32.4
Miscellaneous (income)
  expense......................                                                                       (3.6)
                                                                                                  --------
Income from continuing
  operations before income tax
  expense......................                                                                      508.8
Income tax expense.............                                                                      128.9
                                                                                                  --------
Net Income.....................                                                                   $  379.9
                                                                                                  ========

                                                DEFENSE     MOTION                  CORPORATE,
                                   FLUID      ELECTRONICS   & FLOW    ELECTRONIC   ELIMINATIONS
                                 TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     & OTHER       TOTAL
                                 ----------   -----------   -------   ----------   ------------   --------
                                                               (IN MILLIONS)
2001
Sales and revenues.............   $1,829.7     $1,304.8     $898.7      $647.0        $(4.5)      $4,675.7
                                  --------     --------     ------      ------        -----       --------
Costs of sales and revenues....    1,201.3        746.7      666.3       435.4         (5.2)       3,044.5
Selling, general and
  administrative expenses......      352.6         98.1       81.2        87.6         51.8          671.3
Research, development and
  engineering expenses.........       39.2        327.9       29.0        28.6           --          424.7
Restructuring and asset
  impairments..................       16.0           --        8.1        69.6          4.0           97.7
                                  --------     --------     ------      ------        -----       --------
Total costs and expenses*......    1,609.1      1,172.7      784.6       621.2         50.6        4,238.2
                                  --------     --------     ------      ------        -----       --------
Operating income (loss):
  Before goodwill amortization
    expense....................      220.6        132.1      114.1        25.8        (55.1)         437.5
  Goodwill amortization
    expense....................       18.2          8.5        4.5         9.5           --           40.7
                                  --------     --------     ------      ------        -----       --------
Operating income (loss)........      202.4        123.6      109.6        16.3        (55.1)         396.8
Interest expense, net..........                                                                       62.0
Miscellaneous (income)
  expense......................                                                                        1.4
                                                                                                  --------
Income from continuing
  operations before income tax
  expense......................                                                                      333.4
Income tax expense.............                                                                      116.7
                                                                                                  --------
Income from continuing
  operations...................                                                                      216.7
Income from discontinued
  operations...................                                                                       60.0
                                                                                                  --------
Net Income.....................                                                                   $  276.7
                                                                                                  ========

---------------

* The Company adopted Statement of Financial Accounting Standards No. 142 and discontinued the amortization of goodwill as of January 1, 2002 (see Note 2, "Changes in Accounting Pronouncements," in the Notes to Consolidated Financial Statements for additional information). Total costs and expenses for 2001 exclude goodwill amortization expense for comparative purposes.

  EXECUTIVE SUMMARY

  Consolidated Results

     2003 was a year in which the Company met or exceeded most of its financial goals. The Company's revenues grew almost 13% from prior year results. The contribution from acquisitions accounted for growth of 3%, while the effects of foreign currency translation contributed growth of almost 5% of the improvement. The remaining increase of 5% was generated by the Company's existing businesses and outpaced initial Company expectations, especially given mixed end market conditions.

     The Company also reported strong operating income performance of $528.5 million. This amount decreased $9.1 million from prior year due to increased spending on corporate initiatives and increased restructuring expense in 2003 of $34.0 million. The increased investment in corporate initiatives include: the Value-Based Six Sigma (VBSS) program, which allows for continuous process improvement and drives operational excellence throughout the organization; the Value-Based Leadership Development (VBLD) process, which develops the Company's leadership, at every level, and allows for more effective strategic and operational decision making in an organized and decisive manner; and the upgrade of the Company's information technology infrastructure, including increased bandwith across ITT's wide area network, enhanced security and the strategic positioning of global data centers.

     In 2003, the Company reported Diluted Earnings per Share (EPS) of $4.29, which increased $0.23, or 5.7%, from the prior year. It is important to note that both periods contained special items that Management considers separately from core operations. These items in-clude: restructuring, tax settlements and related interest, other items and results from discontinued operations. The net effect of these items accounted for $0.07 per share of the increase from prior year results.

     Cash from Operating Activities of $575.6 million dramatically exceeded Company expectations for 2003. This amount decreased $19.2 million from the prior year, but the decrease was largely due to $200.0 million of pension pre-funding in 2003 versus $50.0 million in 2002. The Company contributed an additional $100.0 million of pension pre-funding in the first quarter of 2004 and has determined that this pre-funding strategy will allow the Company to avoid any substantial, mandatory contributions in 2004 and 2005, under current IRS contribution rules.

  BUSINESS SEGMENT HIGHLIGHTS

  Fluid Technology

     The Fluid Technology segment had a strong year with revenues of $2.25 billion being up 15.0% from 2002. Revenues from acquisitions contributed growth of 6.0% and foreign currency translation provided growth of 6.7%. The remaining revenue growth of 2.3% represented contributions from existing businesses. Water/wastewater businesses were the largest contributor to organic growth. The reported results reflect the Company's focus, which is to grow existing businesses through new product introductions and to perform strategic acquisitions to build on core competencies. The Company anticipates the trend of revenue growth to continue with strong performances from the water/wastewater businesses and the impact of WEDECO AG Water Technology ("Wedeco"), a first quarter 2004 acquisition. Wedeco is projected to add between $125 million and $140 million of revenue to the segment during 2004. Total segment revenue is projected to be between $2.45 billion and $2.51 billion in 2004.

     Operating income increased 7.9% during 2003 to $271.4 million primarily reflecting increased volume. Operating income is projected to be between $304 million and $317 million in 2004.

  DEFENSE ELECTRONICS & SERVICES

     The Defense Electronics & Services segment increased sales 18.3% in 2003 to $1.79 billion. This increase reflects increased revenues in all businesses, particularly in the service sectors which includes revenues from Middle East support and classified programs. The segment's backlog, which management regards as an important indicator of future performance, increased from $2.85 billion in 2002 to $3.19 billion in 2003. Revenue is projected to grow approximately 20% to 24% in 2004 resulting in revenue between $2.15 billion and $ 2.23 billion. The largest contributing factor to the forecast increase is the acquisition of Eastman Kodak Company's Remote Sensing Systems business, which is expected to provide revenues between $250 million and $275 million after closing the transaction. Forecast 2004 revenue growth, excluding the perspective 2004 acquisition, is expected to be more in line with the segment's historical performance (i.e. approximately 6%-9%). This growth will be led by increased services revenue, reflecting a broader range of offerings.

     Operating income was $187.1 million in 2003, or 21.5% higher than 2002. This increase reflects increased volume. Operating income is projected to be between $213 million and $229 million in 2004.

  MOTION & FLOW CONTROL

     Motion & Flow Control revenues were $992.3, or 6.1% greater than 2002. The improvement was mainly due to increased revenues in the marine and friction material businesses, as well as the positive contribution of foreign currency translation. Decreased volume in the automotive fluid handling business, reflecting certain platform losses, partially offset the above mentioned items. These platform losses are expected to impact 2004 performance resulting in revenue between $935 million and $975 million for the segment. New product revenue from the marine, friction material and shock absorber businesses are expected to partially offset the 2004 revenue decline in the fluid handling business.

     Operating income increased 10% to $134.7 million. The increase reflects increased volume and a change in product mix. Operating income is projected to be between $136 million and $146 million in 2004.

  ELECTRONIC COMPONENTS

     The Electronic Components segment's revenue increased 2.9% to $600.3 million primarily due to the contribution of an acquisition and the impact of foreign currency translation. These factors were partially offset by weakness in the telecommunications and aerospace markets. The segment was also impacted by delays in the introduction of new products. Management believes that the end markets serviced by the Electronic Components segment are showing signs of modest growth and that the segment's 2004 performance will reflect industry performance. This belief is supported by book to bill ratios of 1.02 and 1.05 in the third and fourth quarters of 2003, respectively. Additionally, new products introduced late in the fourth quarter of 2003 and expected 2004 introductions are forecasted to add to the segment's positive momentum. Revenues for 2004 are projected to be between $600 million and $640 million.

     Operating income was $10.0 million in 2003, and operating margin was 1.7%. The 10.4% decline from 2002 is due to changes in product mix, pricing pressures, 2003 restructuring initiatives and higher marketing and administrative costs. Operating margin for 2004 is forecast to increase approximately 430 basis points due to the benefit of 2003 restructuring initiatives, process improvement initiatives and the introduction of new products. Operating income is projected to be between $36 million and $45 million in 2004.

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002:

     Sales and revenues for the year ended December 31, 2003 were $5.63 billion, an increase of $641.3 million, or 12.9%, from 2002. Costs of sales and revenues of $3.68 billion for 2003 increased $471.6 million, or 14.7%, from the comparable 2002 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services and Fluid Technology segments, contributions from acquisitions made by the Fluid Technology and Electronic Components segments and the impact of foreign currency translation. Product mix changes in the Defense Electronic & Services and Electronic Components segments also contributed to the increase in costs of sales and revenues.

     Selling, general and administrative ("SG&A") expenses during 2003 were $824.7 million, an increase of $104.5 million, or 14.5%, from the comparable prior year period. The increase in SG&A expenses is primarily due to increased marketing expense in all segments, reflecting expenditures from newly acquired companies, additional employee benefit costs, costs of process improvement initiatives and other increased administrative expenses.

     Research, development and engineering ("RD&E") expenses for 2003 increased $40.3 million, or 7.8%, compared to 2002. The increase is attributable to increased spending in all segments.

     During 2003, the Company recorded a $33.8 million restructuring charge to reduce operating costs and streamline its structure. The charge primarily reflects the planned reduction of 986 persons. Additionally, management reviewed the Company's remaining restructuring actions and determined that certain 2003 and 2001 actions would be completed for $4.7 million less than planned at the Electronic Components segment. Accordingly, restructuring accruals totaling $4.7 million were reversed into income during 2003. The Company also recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. During 2002, the Company reversed $13.1 million of restructuring accruals into income as it was determined that certain 2001 actions would be completed for less than planned. Also, during the fourth quarter of 2002, the Company recorded a $9.6 million restructuring charge related to the planned termination of 292 persons and the planned closure of two facilities. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information.

     Operating income for 2003 was $528.5 million compared to $537.6 million for 2002. The decrease is primarily due to increased SG&A and RD&E expenses and increased net restructuring and asset impairment charges by $34.0 million, partially offset by increased sales and revenues at each of the segments. Segment operating margin for 2003 was 10.7%, or 1.3% below the segment operating margin for the comparable 2002 period. The decrease reflects changes in product mix in the Defense Electronics & Services and Electronic Components segments, increased SG&A expenses and 2003 restructuring and asset impairment charges.

     Interest income was $10.1 million (net of interest expense of $20.9 million) for 2003. The

Company recognized $32.4 million of interest expense (net of interest income of $11.0 million) during 2002. The variance between years is primarily due to interest income of $32.3 million, related to two 2003 tax settlements, and the collection of interest income from a cost based investment that management had previously believed would not be received. Upon collection, the Company reversed the related valuation allowance into income. Additionally, lower average debt levels also contributed to the variance in interest expense.

     Miscellaneous expense was $7.9 million in 2003 compared to $3.6 million of income in 2002. The $11.5 million increase in expense is primarily due to higher employee benefit costs for disposed companies.

     Income tax expense was $139.8 million in 2003, an increase of $10.9 million from 2002. The increase is primarily due to $10.1 million of interest income during 2003 (versus $32.4 million of interest expense in 2002), and a higher effective tax rate in 2003, partially offset by lower operating income in 2003. The effective income tax rate for 2003 was 26.3% compared to 25.3% in 2002. The increase is primarily due to a $61.2 million tax refund received during 2002, of which $30.6 million was reflected as a reduction of tax expense. Several favorable 2003 tax settlements partially offset the impact of the 2002 refund.

     Income from continuing operations in 2003 was $390.9 million, or $4.15 per diluted share, compared to $379.9 million or $4.06 per diluted share for 2002. The increase reflects the results discussed above.

     The Company recognized $13.0 million of income from discontinued operations in 2003. The income primarily relates to the collection of a disputed receivable related to the Company's disposed automotive businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for the assets, resulting in the above mentioned income.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001:

     Sales and revenues in 2002 were $4.99 billion, an increase of $309.6 million, or 6.6%, from 2001. Costs of sales and revenues for the year ended December 31, 2002 increased $167.4, or 5.5%, from 2001. The increases were primarily attributable to increased sales in the Defense Electronics & Services, Fluid Technology, and Motion & Flow Control segments partially offset by volume declines in the Electronic Components segment.

     SG&A expenses in 2002 were $720.2 million, an increase of $48.9 million, or 7.3%, from 2001. The increase was primarily attributable to increased marketing expenses in the Fluid Technology segment and costs associated with process improvement initiatives, increased information technology spending and increased other administrative expenses across all businesses.

     RD&E expenses increased $94.4 million, or 22.2%, in 2002 compared to 2001, primarily due to increased spending in the Defense Electronics & Services segment.

     During 2002 management conducted quarterly progress reviews of the Company's remaining restructuring actions and determined that $13.1 million of planned cash expenditures would not be incurred. Accordingly, $13.1 million of restructuring accruals, primarily relating to the 2001 Restructuring Plan, were reversed into income. Also, during the fourth quarter of 2002, the Company recorded a restructuring charge of $9.6 million related to the termination of 292 persons and the closure of two facilities. During 2001 the Company recorded a $97.7 million restructuring and asset impairment charge to reduce structural costs and improve profitability. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information regarding these matters.

     Operating income of $537.6 million in 2002 was $140.8 million, or 35.5%, higher than the prior year (excluding goodwill amortization expense the increase was $100.1 million, or 22.9%). Operating margin of 10.8%, was 230 basis points higher than the margin for 2001 (approximately 140 basis points higher than 2001, excluding goodwill amortization expense). Excluding goodwill amortization expense, the increases were primarily due to the $97.7 million restructuring and asset impairment charge recorded in 2001 and increased segment volume. These items were partially offset by lower operating margins in the Electronic Components segment, reflecting higher SG&A expenses. Increased corporate expenditures reflecting the cost of process improvement initiatives, increased information technology spending, and increased administrative expenses, also offset the improved margin.

     Interest expense of $32.4 million (net of interest income of $11.0 million) decreased $29.6 million from 2001 primarily due to a favorable change in average interest rates and lower average debt levels as a result of increased cash from operations.

     The effective income tax rate for 2002 was 25.3% compared to 35.0% for 2001. The decrease in the 2002 effective tax rate was due to approximately $31 million of tax gains related to a capital loss carryback and the benefit of several foreign tax planning initiatives initiated in 2002 and 2001 to reduce the structural rate. The elimination of goodwill expense, pursuant to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") also contributed to the decline in the effective tax rate.

     Income from continuing operations in 2002 was $379.9 million, or $4.06 per diluted share, compared to $216.7 million, or $2.39 per diluted share in 2001. The increase was due to higher operating income and lower interest expense. These items were partially offset by higher income tax expense.

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

BUSINESS SEGMENT INFORMATION

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002:

     Fluid Technology sales and revenues of $2.25 billion increased $293.6 million, or 15.0%, from 2002. Costs of sales and revenues increased $209.6 million, or 16.3%, from 2002. Higher volume in the water/wastewater markets, acquisition revenue from the water/wastewater and engineered process solutions businesses and the impact of foreign currency translation were the primary factors for the increases. SG&A expenses during 2003 increased $51.6 million, or 13.8%, compared to 2002, mainly due to increased marketing expenses, reflecting expenditures from newly acquired companies, and increased administrative costs in most markets. During 2003, the segment recorded a $13.8 million restructuring charge mainly related to a planned reduction in headcount. Restructuring charges recorded during 2002 totaled $6.0 million for workforce reductions. Additionally, the segment reversed $1.5 million of restructuring accruals in 2002 that management deemed unnecessary. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information. Operating income for 2003 was up $19.9 million, or 7.9%, compared to 2002 due to the activity discussed above.

     Defense Electronics & Services sales and revenues and costs of sales and revenues for 2003 increased $277.0 million, or 18.3%, and $199.8 million, or 23.6%, respectively, from the prior year. The increases are due to increased revenue in all businesses including higher service revenue reflecting Middle East support and classified programs. Product mix issues also contributed to the increase in costs of sales and revenues. SG&A expenses increased $12.9 million, or 12.9%, primarily due to higher marketing expenses and increased employee benefit and administrative costs in most businesses. During 2003, the segment recorded a $1.0 million restructuring charge related to the reduction in headcount. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information. RD&E expenses during 2003 increased $29.2 million, or 7.0%, due to increased spending in most businesses. Operating income for 2003 was $187.1 million, an increase of $33.1 million, or 21.5%, compared to 2002. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $992.3 million and $721.6 million, respectively, during 2003, reflecting increases of $56.8 million, or 6.1%, and $28.8 million, or 4.2%, from 2002. The increases were mainly due to increased sales in the marine and friction material businesses and the impact of foreign currency translation, partially offset by volume declines in the automotive fluid handling business. SG&A expenses increased $9.2 million, or 10.7%, reflecting higher marketing costs in the marine business and increased administrative costs in most businesses. RD&E expenses were $3.6 million, or 11.0% higher than the comparable 2002 period as spending increased in most businesses. During 2003, the segment recorded a net restructuring charge of $4.4 million mainly related to a planned reduction in headcount and the closure of one facility. Restructuring charges recorded during 2002 totaled $3.0 million primarily for a reduction in headcount and the closure of one facility. Additionally, the segment reversed $1.5 million of restructuring accruals in 2002 that management deemed unnecessary. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information. Operating income of $134.7 million was $12.3 million, or 10.0%, higher in 2003 compared to 2002, primarily due to the items mentioned above.

     Electronic Components sales and revenues of $600.3 million and costs of sales and revenues of $429.9 million in 2003, increased $16.8 million, or 2.9%, and $36.3 million, or 9.2%, respectively, from the comparable prior year period. The increases reflect the contribution from an acquisition and the impact of foreign currency translation, partially offset by weaknesses in the telecommunication and commercial aerospace markets. Product mix issues also contributed to the increase in costs of sales and revenues. SG&A expenses increased $18.5 million due to increased marketing, reflecting expenditures from a newly acquired company, employee benefit and administrative expenses, including the impact of a 2003 first quarter acquisition. During 2003, the segment recorded a $13.2 million restructuring charge primarily relating to planned headcount reductions and reversed $4.6 million of restructuring accruals into income as management deemed certain 2003 and 2001 actions would be completed for less than originally planned. Additionally, in 2003 the segment recorded a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions. Restructuring charges recorded by the segment during 2002 totaled $0.6 million (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information). Operating income for 2003 decreased $60.4 million, or 85.8%, from 2002. The decline was due to the factors discussed above.

     Corporate expenses increased $14.0 million during 2003, primarily due to costs related to process improvement initiatives, a $1.3 million restructuring charge for planned headcount reductions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information) and increased administrative expenses.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001:

     Fluid Technology sales and revenues of $1.96 billion increased $126.6 million, or 6.9%, from 2001. Costs of sales and revenues increased $82.6 million, or 6.9%. The increases reflect increased volume in the Water/Wastewater and Engineered Process Solutions Group businesses, and the contribution of 2002 acquisitions, partially offset by volume declines in the Industrial Pump business. SG&A expenses increased $20.3 million, or 5.8%, during 2002 primarily due to increased marketing costs. During 2002, management conducted quarterly progress reviews of the remaining restructuring actions and reversed $1.5 million of the segment's restructuring accruals that were deemed unnecessary. Additionally, during the fourth quarter of 2002, the Fluid Technology segment recorded a restructuring charge of $6.0 million, primarily for the reduction of 147 employees and the closure of one facility. During the fourth quarter of 2001, the segment recorded a $16.0 million restructuring charge. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on this topic. Operating income, for 2002 excluding goodwill amortization expense increased $30.9 million, or 14.0%, due to the factors discussed above.

     Defense Electronics & Services sales and revenues of $1.51 billion increased $209.1 million, or 16.0%, compared to 2001. Costs of sales and revenues increased $99.8 million, or 13.4% from 2001. The increases were primarily attributable to increased volume across all businesses. SG&A expenses were flat with prior year. RD&E costs increased $86.8 million, or 26.5%, in 2002 due to the fulfillment of increased expenditures related to customer contracts across all businesses. During the fourth quarter of 2002, management reviewed the remaining restructuring actions and reversed $1.0 million of the segment's restructuring accruals that were deemed unnecessary. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on this topic. Operating income for 2002 was $21.9 million, or 16.6%, greater than 2001 operating income, excluding goodwill amortization, due to the factors mentioned above. The Defense Electronics & Services segment's total backlog was $2.8 billion and $2.6 billion at December 31, 2002 and 2001, respectively. The Company generally records new contract awards into backlog when funding has been authorized and appropriated by the customer. Management utilizes the backlog measurement when analyzing the operations of the Defense Electronics & Services segment and believes that it is a good indicator of the future performance of our defense businesses.

     Motion & Flow Control recorded sales and revenues of $935.5 million and costs of sales and revenues of $692.8 million for the year, representing increases of $36.8 million, or 4.1%, and $26.5 million, or 4.0%, respectively, over 2001. The increases were primarily due to increased volume in the automotive fluid handling systems business due to higher North American build rates in 2002, market share gains in the friction materials business and market growth in the leisure marine business, partially offset by declines at Aerospace Controls. SG&A expenses increased $4.9 million, or 6.0%, due to higher marketing expense and fixed asset losses during 2002, partially offset by decreased administrative expenses. During the second half of 2002, management reviewed the remaining restructuring actions and reversed $1.5 million of the segment's restructuring accruals that were deemed unnecessary. Additionally, during the fourth quarter of 2002, the Motion & Flow Control segment recorded a restructuring charge of $3.0 million, primarily for the reduction of 140 employees, the closure of one facility, and the consolidation of selected functions. During the fourth quarter of 2001, the segment recorded a restructuring charge of $8.1 million. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on this topic. Excluding goodwill amortization expense, operating income of $122.4 million for 2002 increased $8.3 million, or 7.3%, from 2001 due to the above mentioned factors.

     Electronic Components sales and revenues and costs of sales and revenues declined $63.5 million, or 9.8%, and $41.8 million, or 9.6%, respectively, from 2001. The declines reflect general softness in all of the segment's markets. SG&A expenses increased $11.8 million, or 13.5%, during 2002 due to increased general and administrative costs. During the second half of 2002, management reviewed the remaining restructuring actions and reversed $8.7 million of the segment's restructuring accruals that related to favorable completion of planned actions and the determination that certain planned actions were not economically feasible. Additionally, during the fourth quarter of 2002, the segment recorded a restructuring charge of $0.6 million. During 2001, the segment recorded restructuring and asset impairment charges of $55.2 million and $14.4 million, respectively. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on these topics. Excluding goodwill amortization expense, operating income of $70.4 million for 2002 was up $44.6 million from 2001 due to the above mentioned factors.

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

     During the fourth quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The new $15.4 million restructuring charge primarily reflects the severance of 301 employees. The actions by segment are as follows:

- The Electronic Components segment recorded $1.5 million of the charge for the termination of 132 employees, including 113 factory workers, 14 office workers and five management employees.

- The Fluid Technology segment recognized $12.4 million of the charge for the severance of 134 employees, including 39 factory workers, 90 office workers and five management employees. Lease and other costs represent $0.3 million of the charge. The segment also recorded a $0.2 million charge associated with the disposal of machinery and equipment.

- The Defense Electronics & Services segment recorded a $1.0 million charge for the severance of 35 employees, including seven factory workers, 19 office workers and nine management employees.

     The projected future cash savings from the restructuring actions announced during the fourth quarter of 2003 are approximately $13 million during 2004 and $53 million between 2005 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

     As of December 31, 2003, the Company had made $4.7 million of payments attributable to the 2003 fourth quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the fourth quarter, the Motion & Flow Control segment recognized $0.5 million of severance and employee benefit costs related to actions announced during the first quarter and the Electronic Components segment recognized $0.2 million of outplacement related to actions announced earlier in 2003.

     During the third quarter of 2003 the Company announced additional actions to reduce operating costs primarily through the reduction of headcount. The new $2.6 million restructuring charge primarily reflects the planned severance of 72 employees. The actions by segment are as follows:

- The Electronic Components segment recorded $1.2 million of the charge for the planned termination of 40 employees, including 15 factory workers and 25 office workers. The segment also recorded a $0.1 million charge associated with the disposal of machinery and equipment.

- The Fluid Technology segment recognized a $0.5 million charge for the planned severance of 13 factory workers and 14 office workers. Lease and other costs represent $0.4 million of the charge.

- The Motion & Flow Control segment recorded a $0.4 million charge for the planned severance of one management employee and four factory workers.

     The projected future cash savings from the restructuring actions announced during the third quarter of 2003 are approximately $4 million during 2004 and $16 million between 2005 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     As of December 31, 2003, the Company had made $1.0 million of payments attributable to the 2003 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.2 million of severance and employee benefit costs related to actions announced during the first quarter.

     During the second quarter of 2003 the Company continued its program to reduce structural costs and increase profitability. New restructuring actions totaling $4.7 million were announced during the period. The charge primarily reflected the planned severance of 148 employees and the cancellation of an operating lease. The actions by segment are as follows:

- The Electronic Components segment comprises $2.7 million of the charge and the actions taken at this segment include the planned termination of six management employees, 19 factory workers and 71 office workers.

- The Motion & Flow Control segment recognized $1.0 million for the planned severance of 50 employees, including six management employees, 31 factory workers and 13 office workers. Lease termination fees of $0.7 million and asset disposal costs of $0.1 million were also reflected in the charge.

- At Corporate Headquarters, a charge of $0.2 million was recorded for the planned termination of one management employee and one office worker.

     The projected future cash savings from the restructuring actions announced during the second quarter of 2003 are approximately $8 million during 2004 and $33 million between 2005 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     As of December 31, 2003, the Company had made $2.6 million of payments attributable to the 2003 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $1.2 million of severance and employee benefit costs related to actions announced during the first quarter.
     During the first quarter of 2003 the Company recorded a $9.0 million restructuring charge primarily for the planned severance of 465 persons. Severance of $8.3 million represents the majority of the charge. The actions by segment are as follows:

- The Electronic Components segment recorded $6.8 million of the charge for the planned termination of 226 persons, comprised of 101 office workers, 116 factory workers and nine management employees. Idle facility costs of $0.3 million and asset disposal costs of $0.4 million were also reflected in the charge. The actions were prompted by management's projections of continued weakness in certain businesses.

- Corporate Headquarters recorded $1.1 million of the charge for the consolidation of administrative tasks, including the planned termination of two management employees.

- The Motion & Flow Control segment recorded $0.4 million of the charge for the planned termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions will be completed during 2003 and 2004 and the total estimated charge of approximately $2.6 million will be recognized ratably over the restructuring period as the terminations become effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

     As of December 31, 2003, the Company had made $5.1 million of payments attributable to the 2003 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $8 million during 2004 and $38 million between 2005 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     The following table displays a rollforward of the restructuring accruals for the 2003 restructuring programs (in millions):

                                    CASH CHARGES
                       ---------------------------------------
                                      LEASE
                       SEVERANCE   COMMITMENTS   OTHER   TOTAL
                       ---------   -----------   -----   -----
Establishment of 2003
  Plans..............    $30.6        $1.2       $1.2    $33.0
Payments.............    (12.5)         --       (0.9)   (13.4)
Reversals............     (3.5)         --         --     (3.5)
Translation..........      0.2          --         --      0.2
                         -----        ----       ----    -----
Balance December 31,
  2003...............    $14.8        $1.2       $0.3    $16.3
                         =====        ====       ====    =====

     During the second half of 2003, $3.5 million of restructuring accruals related to current year programs were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals primarily reflect lower than anticipated severance costs on completed actions and favorable employee attrition at the Electronic Components segment. Additionally, certain actions were not completed as they were no longer deemed feasible. The Company also reversed other non-cash charges totaling $0.2 million.

     During 2003 headcount was reduced by 690 persons and the Company experienced employee attrition, leaving a balance of 192 planned reductions related to the 2003 restructuring plans. In addition, one facility remains to be closed related to 2003 restructuring plans. Actions announced during 2003 will be substantially completed by the end of the third quarter of 2004.

     During 2004 the Company anticipates approximately $15 million of restructuring payments associated with all 2003 restructuring plans. The balance of restructuring payments of approximately $1 million is planned for 2005. Future restructuring payments will be funded with cash from operations, supplemented as required with commercial paper borrowings.

2003 OTHER ASSET IMPAIRMENTS

     During 2003, the Company recorded a $1.4 million asset impairment charge primarily for the write-off of a technology license that will not be utilized based on management's projections of future market conditions. The applicable assets were written down to their fair values based on management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. These impairments were unrelated to the Company's restructuring activities.

2002 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2002 the Company recorded a $9.6 million restructuring charge primarily for the closure of two facilities and the planned severance of 292 persons. Severance of $8.5 million represents a majority of the charge and lease payments and other costs represent the remainder.

     Listed below, by business segment, is background information on the 2002 restructuring plan (in millions).

                                                                          CASH CHARGES
                                                            ----------------------------------------
                                                                           LEASE
                                                                         PAYMENTS/
                                                            SEVERANCE   TERMINATIONS   OTHER   TOTAL
                                                            ---------   ------------   -----   -----
Fluid Technology..........................................    $5.4          $0.4       $0.2    $6.0
Motion & Flow Control.....................................     2.5            --        0.5     3.0
Electronic Components.....................................     0.6            --         --     0.6
                                                              ----          ----       ----    ----
Total 2002 Charges........................................    $8.5          $0.4       $0.7    $9.6
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

     The following table displays a rollforward of the restructuring accruals for the 2002 restructuring program (in millions):

                                                                   CASH CHARGES
                                                      ---------------------------------------
                                                                     LEASE
                                                      SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                      ---------   -----------   -----   -----
Establishment of 2002 Plan..........................    $ 8.5        $ 0.4      $ 0.7   $ 9.6
Payments............................................     (0.9)          --         --    (0.9)
                                                        -----        -----      -----   -----
Balance December 31, 2002...........................    $ 7.6        $ 0.4      $ 0.7   $ 8.7
                                                        -----        -----      -----   -----
Payments............................................     (5.9)        (0.2)      (0.6)   (6.7)
Reversals...........................................       --           --       (0.1)   (0.1)
Translation.........................................      0.1           --         --     0.1
                                                        -----        -----      -----   -----
Balance December 31, 2003...........................    $ 1.8        $ 0.2      $  --   $ 2.0
                                                        =====        =====      =====   =====

     During 2003, the Company closed two facilities, reduced headcount by 205 and experienced employee attrition, leaving a balance of 16 planned headcount reductions. Some severance run-off payments will occur in 2004 and closed facility costs will continue through 2007. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The remaining projected future cash savings from the 2002 restructuring plan are approximately $12 million in 2004 and approximately $34 million between 2005 and 2007. The savings represents lower salary and wage expenditures and decreased facility operating costs. The impact will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses." Actual savings approximated plan in 2003 and 2002.

     During 2004, the Company anticipates $2.0 million of restructuring payments associated with the 2002 restructuring plan. Future restructuring payments will be funded with cash from operations, supplemented as required with commercial paper borrowings.

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

                                                     CASH CHARGES
                                           --------------------------------
                                                          LEASE
                                                        PAYMENTS/                ASSET
                                           SEVERANCE   TERMINATIONS   OTHER   IMPAIRMENTS   TOTAL
                                           ---------   ------------   -----   -----------   -----
Electronic Components....................    $33.0         $1.5       $2.5       $18.2      $55.2
Fluid Technology.........................     10.5          1.8        0.8         2.9       16.0
Motion & Flow Control....................      4.9          2.1        0.3         0.8        8.1
Corporate and Other......................      3.5           --        0.1         0.4        4.0
                                             -----         ----       ----       -----      -----
Total 2001 Charges.......................    $51.9         $5.4       $3.7       $22.3      $83.3
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

     During 2004, the Company anticipates $1.3 million of restructuring payments associated with the 2001 restructuring plan. The remaining $0.5 million of payments are expected to be incurred evenly in 2005 and 2006. Future restructuring payments will be funded with cash from operations, supplemented as required with commercial paper borrowings.

     The following table displays a rollforward of the restructuring accruals for the 2001 restructuring program (in millions):

                                                  CASH CHARGES
                                         -------------------------------
                                                        LEASE                 ASSET
                                         SEVERANCE   COMMITMENTS   OTHER   IMPAIRMENTS   TOTAL
                                         ---------   -----------   -----   -----------   ------
Establishment of 2001 Plan.............   $ 51.9        $ 5.4      $ 3.7     $ 22.3      $ 83.3
Payments...............................    (11.5)          --       (0.1)        --       (11.6)
Asset Write-Offs.......................       --           --         --      (22.3)      (22.3)
                                          ------        -----      -----     ------      ------
Balance December 31, 2001..............   $ 40.4        $ 5.4      $ 3.6     $   --      $ 49.4
                                          ------        -----      -----     ------      ------
Payments and other.....................    (26.7)        (2.9)      (0.4)        --       (30.0)
Reversals..............................     (8.7)        (1.2)      (1.9)        --       (11.8)
                                          ------        -----      -----     ------      ------
Balance December 31, 2002..............   $  5.0        $ 1.3      $ 1.3     $   --      $  7.6
                                          ------        -----      -----     ------      ------
Payments...............................     (3.0)        (1.0)      (0.9)        --        (4.9)
Reversals..............................     (0.9)          --         --         --        (0.9)
                                          ------        -----      -----     ------      ------
Balance December 31, 2003..............   $  1.1        $ 0.3      $ 0.4     $   --      $  1.8
                                          ======        =====      =====     ======      ======

     During the second half of 2003, $0.9 million of restructuring accruals were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals primarily reflect less than anticipated severance costs on completed actions at the Electronic Components segment.

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

     During 2003, the Company reduced headcount by 24 persons and closed one facility, effectively completing all remaining actions contemplated under the 2001 restructuring program. Severance run-off payments will occur in 2004 and closed facility expenditures will continue to be incurred through 2004. Remaining future cash and non-cash savings are projected to be approximately $211 million and $16 million, respectively, for the period from 2004 to 2006.

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

SUMMARY OF 2001 RESTRUCTURING ACTIVITIES AND OTHER ASSET IMPAIRMENTS

     The total impact of the restructuring initiative and the asset impairment review was a charge of $97.7 million, or $63.5 million after-tax recorded in 2001. The remaining projected aggregate future cash and non-cash savings of the above mentioned actions are approximately $211 million and $16 million, respectively, for the period from 2004 to 2006. These figures include total savings of approximately $78 million in 2004. The savings will be reflected primarily in costs of sales and revenues and selling, general and administrative expenses. Actual savings approximated plan in 2003 and 2002. As a result of quarterly reviews of the progress of the Company's remaining restructuring actions, during the second half of 2003 and 2002 management determined that $0.9 million and $11.8 million of cash expenditures would not be incurred, respectively. Accordingly, $0.9 million and $11.8 million of restructuring accruals relating to the 2001 Restructuring Plan were reversed into the restructuring and asset impairments line of the Consolidated Income Statements in 2003 and 2002, respectively.

     In connection with the restructuring activities and the asset impairment charge, the Company identified assets with a total book value of $26.2 million, primarily machinery and equipment, for disposal. The Electronic Components segment identified $22.0 million, the Fluid Technology segment identified $3.4 million and the Motion & Flow Control segment identified $0.8 million for disposal. All assets were disposed of by the end of 2003.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2001 to December 31, 2003 (in thousands):

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

AUTOMOTIVE DISCONTINUED  BEGINNING BALANCE     2002        2002            2002         ENDING BALANCE
OPERATIONS ACCRUALS       JANUARY 1, 2002    SPENDING   SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 2002
-----------------------  -----------------   --------   -----------   --------------   -----------------
Other Deferred
  Liabilities.........       $    807        $   (46)       $--          $    --           $    761
Accrued Expenses......          9,500           (909)       --            12,007             20,598
Environmental.........         14,612            (75)       --                --             14,537
Income Tax............        154,151             --        --                --            154,151
                             --------        -------        --           -------           --------
Total.................       $179,070        $(1,030)       $--          $12,007           $190,047
                             ========        =======        ==           =======           ========

     In the first quarter of 2002, the arbitrator ruled that Valeo SA must pay the Company monies to settle the claim related to the sale of the Electrical Systems business.

AUTOMOTIVE DISCONTINUED  BEGINNING BALANCE     2003        2003            2003         ENDING BALANCE
OPERATIONS ACCRUALS       JANUARY 1, 2003    SPENDING   SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 2003
-----------------------  -----------------   --------   -----------   --------------   -----------------
Other Deferred
  Liabilities.........       $    761        $    --        $--          $  (761)          $     --
Accrued Expenses......         20,598         (1,668)       --            (1,244)            17,686
Environmental.........         14,537            (94)       --              (195)            14,248
Income Tax............        154,151             --        --                --            154,151
                             --------        -------        --           -------           --------
Total.................       $190,047        $(1,762)       $--          $(2,200)          $186,085
                             ========        =======        ==           =======           ========

     In 2003, the Company reassessed its obligations related to the disposal of the automotive businesses and determined that it would spend $2.2 million less on the disposition, related to favorable spending on professional fees and adjustments to its environmental exposures. Based on this assessment, $2.2 million was reversed into the 2003 Consolidated Income Statement under income from discontinued operations.

     At December 31, 2003, the Company has automotive discontinued operations accruals of $186.1 million that primarily relate to the following: taxes $154.2 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $7.8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.3 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $9.9 million -- for workers compensation issues which are recorded in Accrued Expenses. In 2003, the Company has spent approximately $1.8 million of the automotive discontinued operations accruals. The Company expects that it will cash settle $154.2 million of tax obligations in 2004 or 2005. The Company projects that it will spend between $3.0 million and $4.0 million in 2004 related to its remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW OVERVIEW:

     The Company generated $575.6 million of cash from operating activities during 2003. Income from continuing operations plus depreciation and amortization contributed approximately $579.0 million of cash flow. The liquidation of approximately $87.0 million of working capital and the deferral of $167.2 million of tax payments were also positive contributors of cash. Cash from operating activities during 2003 also reflects a $200.0 million pre-funding of pension obligations. The Company utilized the cash generated from operating activities for $153.6 million of capital expenditures, $46.2 million of strategic acquisitions, and the reduction of debt ($186.8 million). Additionally, dividend payments totaled $58.0 million and $69.7 million was utilized to purchase the Company's common stock.

     The Company made an additional $100 million pre-funding of pension obligations in the first quarter of 2004 and anticipates significant tax payments during 2004. After consideration of these items, cash from operating activities during 2004 is projected to be between $460 million and $510 million. For 2004, cash requirements will be funded with future cash from operations supplemented, as required, by commercial paper borrowings.

  CASH FLOWS: COMPARISON OF 2003 TO 2002

     Cash flows from operating activities during 2003 decreased $19.2 million, or 3.2%, from the comparable 2002 period. The decrease is primarily attributable to $150.0 million of incremental pre-funding of pension obligations ($200.0 million in 2003 vs. $50.0 million in 2002), partially offset by lower tax payments, increased payable levels and a reduction in inventory levels.

  CONTRACTUAL OBLIGATIONS:

     The Company's commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2003.

                                                               PAYMENTS DUE BY PERIOD
                                                    ---------------------------------------------
                                                    LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS                   TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------                  --------   ---------   ---------   ---------   ---------
Long-Term Debt (1).....................  $  408.1    $  2.9      $  8.6      $ 17.0      $379.6
Operating Leases (2)...................     434.6      72.2       111.2        72.0       179.2
Purchase Obligations (3)...............     235.1     198.2        34.7         2.2          --
Other Long-Term Obligations Reflected
  on Balance Sheet (4).................     114.1      10.8        21.5        20.4        61.4
                                         --------    ------      ------      ------      ------
Total..................................  $1,191.9    $284.1      $176.0      $111.6      $620.2
                                         ========    ======      ======      ======      ======

---------------

(1) See Note 16, "Debt," in the Notes to Consolidated Financial Statements, for discussion of the use and availability of debt and revolving credit agreements.

(2) Refer to Note 15, "Leases and Rentals," in the Notes to Consolidated Financial Statements, for further discussion of lease and rental agreements.

(3) The unconditional purchase commitments are principally take or pay obligations related to the purchase of certain raw materials and subcontract work.

(4) Other long-term liabilities primarily consists of estimated environmental payments. The Company estimates, based on historical experience, that it will spend between $8.0 million and $11.0 million per year on environmental investigation and remediation of its 104 sites. The Company is contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2003, ITT has calculated a best estimate to remediate ground water and soil of $108.0 million and has recorded an accrual that approximates the estimate.

  ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT:

     Capital expenditures were $153.6 million during 2003, and flat with the comparable prior year period.

  ACQUISITIONS:

     During 2003, the Company spent $46.2 million primarily for the acquisition of two entities, one in the Electronic Components segment and one in the Fluid Technology segment. The excess of the purchase price over the fair values of net assets acquired of $30.5 million was recorded as goodwill. All of the acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company are included in the consolidated income statement from the date of acquisition. The Company does not believe the acquisitions are material individually or in the aggregate to its results of operation or financial condition; however the larger of the acquisitions were as follows:

- The VEAM/TEC Division of the Northrop Grumman Corporation, a designer and manufacturer of cylindrical, filter and fiber optic connectors for the military/aerospace, industrial, transit, entertainment and nuclear markets.

- Uniservice Wellpoint Srl., a manufacturer of high quality diesel and electric powered, vacuum primed centrifugal pumps, along with spear or well point dewatering systems for the rental market and sale.

     The purchase price allocations for the 2003 acquisitions were based on preliminary data and changes are expected as evaluations are finalized and as additional information becomes available. Additionally, the Company also finalized purchase price allocations related to the 2002 acquisitions, which resulted in a decrease in goodwill of $5.1 million.

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

     Effective January 1, 2002, the Company ceased recording goodwill amortization in accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Acquisitions made during the second half of 2001 had no goodwill amortization in accordance with SFAS No. 142. Goodwill associated with acquisitions made in the first half of 2001 was amortized over periods up to 40 years (See "Accounting Pronouncements" for further discussion of the impact of SFAS No. 142). Refer to Note 2, "Changes in Accounting Pronouncements," in the Notes to Consolidated Financial Statements for further discussion on the impacts of this statement.

  SALE OF INVESTMENT:

     During 2003, the Company sold substantially all its investment in a defense related business for $43.5 million.

  DIVESTITURES:

     During 2003, the Company generated $17.0 million of cash proceeds from the sale of plant, property and equipment. This is primarily due to the sale of land for $7.3 million at Defense Electronics & Services and the sale of a building at Electronic Components for $2.8 million. The remaining $6.9 million of cash proceeds from the sale of assets represents plant, property and equipment sales across all businesses.

     During 2002, the Company sold its interest in a defense-related joint venture for approximately $6 million and other property and equipment for $5.6 million. In the second quarter of 2001, the Company sold two corporate planes for $30.7 million and other plant, property, and equipment across all businesses for $11.8 million.

  SHARE REPURCHASE:

     In 2003, 2002 and 2001, 1.0 million, 0.7 million and 3.5 million shares, respectively, were repurchased to offset the dilutive effect of exercised stock options.

  DEBT AND CREDIT FACILITIES:

     Debt at December 31, 2003 was $602.4 million, compared with $791.8 million at December 31, 2002. The change in debt levels primarily reflects the Company's utilization of cash from operating activities to pay down debt. Cash and cash equivalents were $414.2 million at December 31, 2003, compared to $202.2 million at December 31, 2002.

     The Company maintains a revolving credit agreement, which expires in November 2005, with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread, which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.75 times. At December 31, 2003, the Company's coverage ratio was well in excess of the minimum require-ment. The commitment fee on the revolving credit agreement is .125% of the total commitment, based on the Company's current debt ratings. The revolving credit agreement serves as backup for the commercial paper program. Borrowing through commercial paper and under the revolving credit agreement may not exceed $1.0 billion in the aggregate outstanding at any time. At December 31, 2003, commercial paper borrowings were $120.0 million.

STATUS OF AUTOMOTIVE DISCONTINUED OPERATIONS:

     During 2003, the Company spent $1.8 million on matters attributable to its automotive discontinued operations. Tax obligations of $154.2 million are expected to be resolved in 2004 or 2005. In addition, the Company projects between $3.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments will be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

  GUARANTEES & INDEMNITIES:

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700 million. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of that business, including:
Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680.0 million. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2003, the Company has an accrual of $7.8 million, which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930 million. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950.0 million. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2003, the Company has an accrual of $14.3 million, which is its best estimate of the potential exposure.

     Since its incorporation in 1920, the Company has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. The Company does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. The Company has separately discussed material indemnities provided within the last eight years.

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company would be required to perform under these guarantees if the District failed to provide interest payments or principal payments due to the bond holders. The maximum amount of the undiscounted future payments on these guarantees equals $28.9 million. At December 31, 2003, the Company does not believe that a loss contingency is probable for these guarantees and therefore does not have an accrual recorded in its financial statements. The third guaranty is a performance bond in the amount of $10.0 million in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0 million. At December 31, 2003, the Company has an accrual related to the expansion of a bridge in the amount of $10.0 million.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8 million, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2003, the Company does not believe that a loss contingency is probable, and, therefore does not have an accrual recorded in its financial statements.

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

     To manage exposure to interest rate movements and to reduce its borrowing costs, the Company has borrowed in several currencies and from various sources. The Company has several fixed to floating interest rate swap agreements for a notional amount of $336.8 million. As a result of the swaps, the interest expense on substantially all of the Company's long-term debt is calculated on a variable, rather than fixed rate, basis. Terms of the agreements match the terms of the fixed debt and reference the three-month LIBOR. The carrying value of these swaps at December 31, 2003 and 2002 was $81.6 million and $97.0 million, including $4.0 million of accrued interest in each period.

     At December 31, 2003 and 2002, the Company's short-term and long-term debt obligations were $602.4 million and $791.8 million, respectively. In addition, the Company's cash balances at December 31, 2003 and 2002 were $414.2 million and $202.2 million, respectively. Based on these positions and the Company's overall exposure to interest rates, changes of 13 and 15 basis points (equivalent to 10% of the Company's weighted average short-term interest rates, including the rates associated with the Company's interest rate swaps, at December 31, 2003 and 2002, respectively) on the Company's cash and marketable securities and on its floating rate debt obligations and related interest rate derivatives would have a $0.1 million and $0.8 million effect on the Company's pretax earnings for the years ended December 31, 2003 and 2002, respectively. Increases of 74 and 78 basis points in long-term interest rates (equivalent to 10% of the Company's weighted average long-term interest rates at December 31, 2003 and 2002, respectively) would have a $0.6 million and $0.5 million reduction in the fair value of the Company's fixed rate debt for the years ended December 31, 2003 and 2002, respectively.

     The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company has utilized foreign currency denominated derivative instruments to selectively hedge certain transactions in foreign countries. During 2003, the Company's largest exposures to foreign exchange rates existed primarily with the Euro, Swedish Krona, and British Pound against the U.S. Dollar. At December 31, 2003, the Company had seven foreign currency derivative contracts outstanding for a total notional amount of $81.1 million. A 10% depreciation of the Euro against all other currencies related to the Company's foreign currency derivatives, held as of December 31, 2003, would cause a net reduction of $2.5 million on the fair value of such instruments. During 2002, the Company's largest exposures to foreign exchange rates existed primarily with the Euro, Swedish Krona, and British Pound against the

U.S. Dollar. At December 31, 2002, the Company had nine foreign currency derivatives outstanding for a total notional amount of $109.1 million. A 10% depreciation of the Euro against all other currencies related to the Company's foreign currency derivatives, held as of December 31, 2002, would cause a net reduction of $4.3 million on the fair value of such instruments. During 2001, the Company's largest exposures to foreign exchange rates exist primarily with the Euro, Swedish Krona, and British Pound against the U.S. Dollar. At December 31, 2001, the Company had seven foreign currency derivatives outstanding for a total notional amount of $50.3 million. A 10% depreciation of the Euro against all other currencies related to the Company's foreign currency derivatives contracts held as of December 31, 2001, would cause a net reduction of $1.2 million on the fair value of such instruments. The Company uses derivative instruments to hedge exposures and, as such, the quantification of the Company's market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company's underlying investment and transactional positions.

INCOME TAXES

  FOREIGN TAX CREDITS:

     As a global company, the Company makes provisions for, and pays taxes in, numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for such taxes is generally available under U.S. tax laws when earnings are remitted, or deemed to be remitted, to the United States. The Company expects to utilize all credits generated through December 31, 2003 for income taxes paid in foreign jurisdictions that currently do not have a valuation allowance.

  DEFERRED TAX ASSETS:

     The Company had net deferred tax assets of $335.1 million and $532.9 million at December 31, 2003 and 2002, respectively. The deferred tax assets for both periods are composed of U.S., foreign, state and local deferred tax assets. These net deferred tax assets arise from temporary differences between assets and liabilities for financial reporting and tax purposes and primarily relate to the timing of accrual payments, employee benefits, and accelerated depreciation. It is management's expectation that the Company will have sufficient future taxable income from continuing operations to utilize its deductions in future periods.

     As of December 31, 2003, a valuation allowance of approximately $40.7 million exists for deferred income tax benefits related to certain U.S. subsidiary loss carryforwards and certain foreign tax credits that may not be realized.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported value of assets and liabilities and the disclosure of contingent assets and liabilities.

     The Company has identified three accounting policies where estimates are used that require assumptions or factors that are of an uncertain nature, or where a different estimate could have been reasonably utilized or changes in the estimate are reasonably likely to occur from period to period.

  ENVIRONMENTAL:

     Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At December 31, 2003, the Company's best estimate is $108.0 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $80.0 million and the high range estimate is $171.0 million. On an annual basis the Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of 104 sites, including certain instances where it is considered to be a potentially responsible party by the EPA or similar state agency.

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

  EMPLOYEE BENEFIT PLANS:

     The Company sponsors numerous employee pension and welfare benefit plans. These plans utilize various assumptions in the determination of projected benefit obligations and expense recognition related to pension and other postretirement obligations. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, and health care inflation trend rates, some of which are disclosed in Note 19, "Employee Benefit Plans," within the Notes to Consolidated Financial Statements.

  Key Pension Assumptions:

     The Company determines its expected return on plan assets assumption by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the Plan's actual historical annual return on assets over the past 10, 15, 20 and 25 years; makes estimates of future returns using a Capital Asset Pricing Model; and evaluates historical broad market returns over the past 75 years based on the Company's strategic asset allocation, which is detailed in Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements.

     Based on the approach described above, the Company estimates the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, the Company's actual geometric average annual return on plan assets for domestic pension plans stood at 10.1%, 11.2%, 11.8%, and 12.6%, for the past 10, 15, 20, and 25 year periods, respectively. The Company's weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2003, is 8.86%.

     The Company utilizes the assistance of its plan actuaries in determining the discount rate assumption. As a service to its clients, the plan actuaries have developed and published an interest rate yield curve to enable companies to make judgments pursuant to EITF Topic No. D-36, "Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions." The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years. The plan actuaries then discount the annual benefit cash flows of the Company's pension plan using this yield curve and develop a single-point discount rate matching the plan's characteristics.

     At December 31, 2003, the Company lowered the discount rate on all of its domestic pension plans, which represent about 90% of the Company's total pension obligations, from 6.50% to 6.25%. The Company's weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2003, is 6.18%.

     At December 31, 2003, the Company also lowered its expected rate of future compensation increases for its domestic plan participants to 4.5%, from 5.0%, based on recent historical experience and expectations for future economic conditions.

ASSUMPTION                                2003    2002
----------                                ----    ----
Long-Term Rate of Return on Assets......  8.86%   9.61%
Discount Rate used to determine benefit
  obligation at Dec. 31.................  6.18%   6.44%
Discount Rate used to determine net
  periodic benefit cost.................  6.44%   7.14%
Rate of future compensation increase
  used to determine benefit obligation
  at Dec. 31............................  4.42%   4.88%

     Management develops each assumption using relevant Company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

  Pension Plan Accounting and Information:

     The Company's strategic asset allocation target for its U.S. domestic plans apportions 70% of all assets to equity instruments and the remaining 30% to fixed income instruments. At December 31, 2003, the Company's actual asset allocation was 68.5% in equity instruments, 21.6% in fixed income instruments and 9.7% in hedge funds, with the remainder in cash and other.

     On an annual basis, the Company's long-term expected return on plan assets will often differ from the actual return on plan assets. The chart below shows actual returns versus the expected long-term returns for the Company's domestic pension plans that are utilized in the calculation of the net periodic benefit cost. Please see Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements for more information.

                       2003   2002    2001   2000   1999
                       ----   -----   ----   ----   ----
Expected Return on
  Assets.............  9.00%   9.75%  9.75%  9.75%  9.75%
Actual Return on
  Assets.............  28.3%  (10.9)% (4.0)% (0.7)% 22.4%

     The Company's Defense Electronics & Services segment represents approximately 50% of the active U.S. Salaried Plan participants. As a result, the Company has sought and will continue to seek reimbursement from the Department of Defense for a portion of its pension costs, in accordance with government regulations. U.S. Government Cost Accounting Standards (CAS) govern the extent to which pension costs are allocable to and recoverable under contracts with the U.S. Government. Reimbursements of pension costs are made over time through the pricing of the Company's products and services on U.S. Government contracts.

     Funding requirements under IRS rules are a major consideration in making contributions to our pension plan. The Company contributed $206.3 million to the U.S. Master Trust in 2003, and an additional $100.0 million in the first quarter of 2004. As a result, the Company will not face material minimum required contributions to its U.S. Salaried Plan in 2004 and 2005, under current IRS contribution rules. Furthermore, we currently estimate that we will not make significant additional contributions to the Company's U.S. Salaried Pension Plan during the remainder of 2004.

     Depending on market conditions, and assuming that current IRS contribution rules continue to apply in the future, the Company estimates that it may be required to contribute an additional zero to $400 million in the 2005 to 2006 timeframe.

  Funded Status:

     Funded status is derived by subtracting the value of the projected benefit obligations at December 31, 2003 from the end of year fair value of plan assets. The Company's U.S. Salaried Pension Plan represents approximately 80% of the Company's total pension obligation, and therefore the funded status of the U.S. Salaried Pension Plan has a considerable impact on the overall funded status of the Company's pension plans.

     During 2003, the Company's U.S. Salaried Pension Plan assets grew by $647.0 million to $2,989.2 million at the end of 2003. This increase primarily reflected return on assets of $659.0 million, and company contributions of $200.0 million, offset by payments to plan beneficiaries of $206.8 million.

     Also during 2003, the projected benefit obligation for the U.S. Salaried Pension Plan increased by $152.0 million to $3,448.8 million. The increase included the $104.3 million impact of a 25 basis point decline in the discount rate at year-end, as well as the $(28.3) million impact of a 50 basis point decrease in the expected rate of future compensation increases. As a result, the funded status for the Company's U.S. Salaried Plan improved by $495.4 million to $(459.6) million at the end of 2003. Funded status for the Company's total pension obligations, including foreign and affiliate plans, improved by $452.6 million to $(871.3) million at the end of 2003.

     Funded status at the end of 2004 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis points change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan, which represents about 80% of the Company's pension obligations, by approximately $104 million. Similarly, every five per-centage point change in the actual 2004 rate of return on assets impacts the same plan by approximately $150 million.

  Minimum Pension Liability:

     SFAS No. 87 "Employers' Accounting for Pensions," ("SFAS No. 87"), requires that a minimum pension liability be recorded if a plan's market value of assets falls below the plan's accumulated benefit obligation.

     In 2002, the combination of a decline in the discount rate and a decline in assets caused several of the Company's plans to be in a deficit position. Accordingly, during 2002, the Company recorded a total after-tax reduction of $765.5 million to its total shareholders' equity. As a result of the improved financial markets in 2003, the Company recorded a total after-tax increase of $182.5 to its shareholders' equity at year-end 2003. It is important to note that these actions did not cause a default in any of the Company's debt covenants.

     Future recognition of additional minimum pension liabilities will depend primarily on the rate of return on assets and the prevailing discount rate.

  Pension Expense:

     The Company uses the market-related value of assets method, as described in paragraph 30 of SFAS No. 87, for the calculation of pension expense. This method recognizes investment gains or losses over a five-year period from the year in which they occur. In addition, in accordance with paragraph 32 of SFAS No. 87, a portion of the Company's unrecognized net actuarial loss is amortized and this cost is included in the net periodic benefit cost.

     The Company recorded $33.0 million of net periodic pension cost ($35.4 million after considering the effects of curtailment losses) into its Consolidated Income Statement in 2003, compared with pension income of $10.4 million in 2002. The 2003 net periodic pension cost reflected benefit service cost of $73.3 million and interest cost on accrued benefits of $256.5 million, offset by the expected return on plan assets of $327.0 million. In addition, the 2003 pension expense included $23.5 million of amortization of past losses, up from $3.2 million in 2002. The primary drivers behind the increase in the net periodic pension cost were the effect of the change in the discount rate, the effect of the lowered assumption as to expected return on assets and the increase in amortization of past losses in 2003.

     In 2004, the Company expects to incur approximately $65.0 million of pension expense that will be recorded into its Consolidated Income Statement. The increase in pension expense is primarily due to the effect of the change in discount rate and higher amortization of past losses.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at December 31, 2003 and 2002 was $34.5 million and $40.4 million, respectively. See Note 22, "Guarantees, Indemnities and Warranties," in the

Notes to Consolidated Financial Statements for additional details.

ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised December 2003) "Employers' Disclosures About Pensions and Other Post Retirement Benefits." This revised SFAS retains the disclosure requirements of SFAS 132. Additionally, the pronouncement requires additional disclosures regarding the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods for defined benefit pension plans and other defined benefit post retirement plans. The Company adopted this pronouncement effective December 31, 2003. Adoption did not have a material impact on the financial statements of the Company.

     The Company adopted SFAS No. 141, "Business Combinations" ("SFAS No. 141"), effective July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 requires intangible assets other than goodwill be identified. Such intangibles are required to be amortized over their economic useful lives. The adoption of SFAS No. 141, in 2001, did not have a material impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations ceased upon adoption of this statement on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed. Both tests were conducted in the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of the pronouncement did not have a material impact on the Company's financial statements.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), effective January 1, 2002. SFAS No. 144 outlines accounting and financial reporting guidelines for the sale or disposal of long-lived assets and discontinued operations. The adoption of the pronouncement did not have a material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value in the period it is incurred and applies prospectively to such activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002 and continues to account for its plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees."

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No
133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this interpretation did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company did not have any financial instruments that met the provisions of SFAS No. 150; therefore, the adoption of this standard did not have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 22, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Financial Statements for additional information. The adoption of this interpretation did not have a material effect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions were effective December 31, 2003. The Company did not create or obtain any variable interest entities during 2003. The Company elected early adoption of the provisions of FIN 46 related to variable interest entities created prior to January 31, 2003 as of July 1, 2003. The adoption of this interpretation did not have a material effect on the Company's financial statements. In December 2003, the FASB issued a revision to Interpretation No. 46; however, it had no impact on ITT's adoption.

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidiary provided by the Act or until certain other events requiring plan remeasurement. The Company has elected the deferral provided by this FSP and is evaluating the magnitude of the potential favorable impact of this FSP on the financial statements. The authoritative guidance, when issued, could require a change to previously reported information. See Note 19, "Employee Benefits," in the Notes to Consolidated Financial Statements for discussion of postretirement benefits.

RISKS AND UNCERTAINTIES

  ENVIRONMENTAL MATTERS:

     The Company is subject to stringent environmental laws and regulations that affect its operating facilities and impose liability for the cleanup of past discharges of hazardous substances. In the United States, these laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environ-mental Response, Compensation and Liability Act. Management believes that the Company is in substantial compliance with these and all other applicable environmental requirements. Environmental compliance costs are accounted for as normal operating expenses.

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

  2004 OUTLOOK:

     The Company expects 2004 revenues and earnings to exceed the financial results reported in 2003. Overall, revenues are projected to grow between 9% and 13% from 2003. The anticipated financial performance of the Defense Electronics & Services and Fluid Technology segments are the primary factors for this increase. Growth in the Defense Electronics & Services segment is expected to be 20% to 24% over 2003, driven by higher service revenue, reflecting a broader range of offerings/capabilities, and acquisition revenue related to a second quarter 2004 acquisition. Expected revenue growth of 9% to 11% from 2003, in the Fluid Technology segment is due to continued growth in the water/wastewater business and acquisition revenue associated with a first quarter 2004 acquisition. Revenue, from the introduction of new products, is expected to increase results in the Electronic Components segment. Platform losses in the automotive tubing business will drive a revenue decline of 2% to 6% from 2003, in the Motion & Flow Control Segment. Sales growth in the leisure marine business, resulting from new products, will partially offset the decline.

     Operating income is projected to increase between 15% and 24% in 2004 due to the revenue growth discussed above. Segment operating margin is projected to increase between approximately 50 and 100 basis points over 2003 due to the benefits of 2003 restructuring actions and the Company's shift in its manufacturing footprint. New products will also increase operating margins.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under "Executive Summary," "Liquidity and Capital Resources," "Market Risk Exposures," "Critical Accounting Policies," "Risks and Uncertainties" and "2004 Outlook"), that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by the Company with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; foreign currency exchange rates; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix;

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is provided under the caption "Market Risk Exposures" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 18, "Financial Instruments", in the Notes to Consolidated Financial Statements herein.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                 FINANCIAL DISCLOSURE

     In April 2002, the Company engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as ITT's independent auditor for 2002. Prior to that date, Arthur Andersen LLP ("Andersen") had served as the Company's independent public accountants.

     The report by Andersen on the Company's consolidated financial statements for 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on ITT's consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the publication of ITT's 2001 Annual Report to Shareowners and the filing of ITT's Annual Report on Form 10-K.

     During 2001 and through the date of the change, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in
Item 304(a)(1)(v) of Regulation S-K.

     The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors on March 22, 2002.

     During the Company's two most recent fiscal years, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for 2003 and 2002 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.                        CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of such period in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

     (b) There have been no changes during the period covered by this Annual Report in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company's 2004 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions "Election of Directors", "Information About the Board of Directors" and "Report of the Audit Committee".

     The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption "Executive Officers of the registrant."

     ITT Industries has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the company's website http.//www.itt.com/profile/govandcharters.asp. A copy of the corporate governance principles and charters are also available to any shareholder who requests them from the Company's secretary.

     ITT Industries has also adopted a written code of ethics, the "Code of Corporate Conduct," which is applicable to all ITT directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller and other executive officers identified pursuant to this Item 10 (collectively, the "Selected Officers"). In accordance with the Securities and Exchange Commission's rules and regulations, a copy of the code was filed as an exhibit to last year's
Form 10-K and has been posted on our website and a copy of the code is available to any shareholder who requests it. ITT Industries intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at http://www.itt.com.

ITEM 11.                         EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the caption "Executive Compensation."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the captions "Beneficial Ownership of ITT Industries Common Stock" and "Equity Compensation Plan Information".

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information called for by Item 14 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the caption "Independent Auditor Fees".

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

     (b) Reports on Form 8-K filed by ITT Industries in the fourth quarter ended December 31, 2003 and through the filing of this annual report.

     Form 8-K dated November 12, 2003, reporting under Item 5, Other Events and
Item 7, Financial Statements and Exhibits, announcing a business combination agreement to acquire WEDECO AG Water Technology pursuant to a tender offer.

     Form 8-K dated February 4, 2004, reporting under Item 5, Other Events, our February 3, 2004 press release announcing the decision of the Board of Directors to implement a CEO succession plan, as the Company's CEO, Mr. Louis J. Giuliano, announced his intention to retire.

     Form 8-K dated February 11, 2004 reporting under Item 5, Other Events and
Item 7, Financial Statements and Exhibits, our February 9, 2004 press release announcing that the Company had entered into a definitive agreement to acquire Eastman Kodak's Remote Sensing Systems.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Management........................................   F-2
Independent Auditors' Report................................   F-3
Report of Independent Public Accountants....................   F-5
Consolidated Income Statements for the years ended December
  31, 2003, 2002 and 2001...................................   F-6
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2003, 2002 and 2001..............   F-7
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   F-8
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   F-9
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2003, 2002 and 2001......  F-10
Notes to Consolidated Financial Statements..................  F-11
Business Segment Information................................  F-39
Geographical Information....................................  F-40
Sales and Revenues by Product Category......................  F-40
Quarterly Results for 2003 and 2002.........................  F-42
Subsequent Events...........................................  F-43
Valuation and Qualifying Accounts...........................   S-1

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

     In 2002, ITT Industries established a Disclosure Committee with responsibility for considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly, reports to the General Counsel and the Chief Financial Officer and assists the Chief Executive Officer and the Chief Financial Officer in designing, establishing, reviewing and evaluating the Company's disclosure controls and procedures.

     The Audit Committee of the Board of Directors, composed of independent, non-employee directors, meets periodically with management and, also separately and privately, with the independent auditors and contracted auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities.

/s/ Louis J. Giuliano        /s/ Edward W. Williams

Louis J. Giuliano            Edward W. Williams

Chairman, President and      Senior Vice President and

Chief Executive Officer      Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
ITT Industries, Inc.
White Plains, New York

     We have audited the accompanying consolidated balance sheets of ITT Industries, Inc. and subsidiaries ("the Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards (SFAS) No. 142.

     As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Notes 6, 13 and 17 of these financial statements include additional disclosures related to 2001. The additional disclosures and the audit procedures performed by us on those additional disclosures are described below.

     Note 6 to the consolidated financial statements for the year ended December 31, 2001 includes additional disclosures relating to the components comprising sales and revenues and costs of sales and revenues. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 included (i) agreeing the previously reported sales and revenues and costs of sales and revenues to previously issued financial statements (ii) agreeing the product sales, service revenues, costs of product sales and costs of service revenues to the Company's underlying sales and revenues and costs of sales and revenues records obtained from management, (iii) agreeing the service revenues and costs of service revenues by segment to the Company's underlying service revenues and costs of service revenues records obtained from management, and (iv) testing the mathematical accuracy of the reconciliation of the product sales, service revenues, costs of product sales and costs of service revenues. In our opinion, the disclosures for 2001 in Note 6 are appropriate.

     As discussed in Note 13 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2001 have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures on the consolidated income statement with respect to 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income, representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of reported net income to adjusted net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 on the consolidated income statement are appropriate.

     Note 17 to the consolidated financial statements for the year ended December 31, 2001 includes additional disclosures relating to the cash flow components comprising the individual changes in receivables, inventories, and accounts payable and accrued expenses. Our audit procedures with respect to the disclosures in Note 17 with respect to 2001 included (i) agreeing the previously reported cumulative change in accounts receivables, inventories, and accounts payable and accrued expenses to previously issued financial statements, (ii) agreeing the change in receivables, change in inventories, and change in accounts payable and accrued expenses to the Company's underlying records obtained from management, and (iii) testing the mathematical accuracy of the reconciliation of the change in receivables, inventories, and accounts payable and accrued expenses. In our opinion, the disclosures for 2001 in Note 17 are appropriate.

     We were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures mentioned above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

     Our audits were conducted for the purpose of forming an opinion on the basic 2003 and 2002 financial statements taken as a whole. The supplemental schedule listed in the table of contents on page S-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. The 2003 and 2002 schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole. The 2001 schedule was subjected to auditing procedures by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on that financial statement schedule in their report dated January 23, 2002.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 11, 2004

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                             Year ended December 31,
                                                    -----------------------------------------
                                                       2003           2002           2001
                                                    -----------    -----------    -----------
                                                     (in millions, except per share amounts)
Sales and revenues................................   $5,626.6       $4,985.3       $4,675.7
                                                     --------       --------       --------
Costs of sales and revenues.......................    3,683.5        3,211.9        3,044.5
Selling, general and administrative expenses......      824.7          720.2          671.3
Research, development and engineering expenses....      559.4          519.1          424.7
Goodwill amortization expense.....................         --             --           40.7
Restructuring and asset impairment charges
  (reversals).....................................       30.5           (3.5)          97.7
                                                     --------       --------       --------
Total costs and expenses..........................    5,098.1        4,447.7        4,278.9
                                                     --------       --------       --------
Operating income..................................      528.5          537.6          396.8
Interest (income) expense, net....................      (10.1)          32.4           62.0
Miscellaneous expense (income)....................        7.9           (3.6)           1.4
                                                     --------       --------       --------
Income from continuing operations before income
  taxes...........................................      530.7          508.8          333.4
Income tax expense................................      139.8          128.9          116.7
                                                     --------       --------       --------
Income from continuing operations.................      390.9          379.9          216.7
Discontinued operations:
  Income from discontinued operations, including
     tax (expense)/benefit of $(0.8), $0.0 and
     $50.7........................................       13.0             --           60.0
                                                     --------       --------       --------
Net income........................................   $  403.9       $  379.9       $  276.7
                                                     ========       ========       ========
EARNINGS PER SHARE
  Income from continuing operations:
     Basic........................................   $   4.24       $   4.17       $   2.46
     Diluted......................................   $   4.15       $   4.06       $   2.39
  Discontinued operations:
     Basic........................................   $   0.14       $     --       $   0.68
     Diluted......................................   $   0.14       $     --       $   0.66
  Net income:
     Basic........................................   $   4.38       $   4.17       $   3.14
     Diluted......................................   $   4.29       $   4.06       $   3.05
PRO FORMA RESULTS
  Reported net income.............................   $  403.9       $  379.9       $  276.7
  Add back goodwill amortization, net of tax......         --             --           35.9
                                                     --------       --------       --------
  Adjusted net income.............................   $  403.9       $  379.9       $  312.6
                                                     ========       ========       ========
  Adjusted basic earnings per share...............   $   4.38       $   4.17       $   3.55
  Adjusted diluted earnings per share.............   $   4.29       $   4.06       $   3.45

AVERAGE COMMON SHARES -- BASIC....................       92.1           91.0           88.1
AVERAGE COMMON SHARES -- DILUTED..................       94.1           93.6           90.6
                                                     --------       --------       --------

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                Year ended December 31, 2003
                                                              ---------------------------------
                                                                        (in millions)
                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   AFTER-TAX
                                                              (EXPENSE)    BENEFIT     AMOUNT
                                                              ---------   ---------   ---------
Net income..................................................                           $403.9
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period......................   $188.3      $    --      188.3
  Unrealized gain (loss)on investment securities and cash
     flow hedges............................................      1.7         (0.6)       1.1
  Minimum pension liability.................................    282.6       (100.1)     182.5
                                                               ------      -------     ------
          Total other income................................   $472.6      $(100.7)     371.9
                                                               ------      -------     ------
Comprehensive income........................................                           $775.8
                                                                                       ======

                                                                Year ended December 31, 2002
                                                            -------------------------------------
                                                                        (in millions)
                                                             Pretax          Tax
                                                             Income       (Expense)     After-Tax
                                                            (Expense)      Benefit       Amount
                                                            ---------   -------------   ---------
Net income................................................                               $ 379.9
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period....................  $    99.0      $   --           99.0
  Unrealized (loss) gain on investment securities and cash
     flow hedges..........................................       (0.1)         --           (0.1)
  Minimum pension liability...............................   (1,172.2)      406.7         (765.5)
                                                            ---------      ------        -------
          Total other loss................................  $(1,073.3)     $406.7         (666.6)
                                                            ---------      ------        -------
Comprehensive loss........................................                               $(286.7)
                                                                                         =======

                                                                 Year ended December 31, 2001
                                                             -------------------------------------
                                                                         (in millions)
                                                              Pretax          Tax
                                                              Income       (Expense)     After-Tax
                                                             (Expense)      Benefit       Amount
                                                             ---------   -------------   ---------
Net income.................................................                               $276.7
Other income (loss):
  Foreign currency translation:
     Adjustments arising during period.....................   $(36.8)        $(1.0)        (37.8)
  Unrealized gain (loss) on investment securities..........      0.7            --           0.7
  Minimum pension liability................................     (9.6)          3.3          (6.3)
                                                              ------         -----        ------
          Total other loss.................................   $(45.7)        $ 2.3         (43.4)
                                                              ------         -----        ------
Comprehensive income.......................................                               $233.3
                                                                                          ======

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                              -------------------------------
                                                                  2003              2002
                                                              -------------     -------------
                                                              (in millions, except share and
                                                                    per share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  414.2          $  202.2
  Receivables, net..........................................       974.6             868.3
  Inventories, net..........................................       578.5             552.9
  Deferred income taxes.....................................        68.2              52.6
  Other current assets......................................        70.0              77.1
                                                                --------          --------
       Total current assets.................................     2,105.5           1,753.1
Plant, property and equipment, net..........................       893.3             841.2
Deferred income taxes.......................................       373.3             493.7
Goodwill, net...............................................     1,629.1           1,550.5
Other intangible assets, net................................        74.8              74.9
Other assets................................................       861.6             676.2
                                                                --------          --------
  Total non-current assets..................................     3,832.1           3,636.5
                                                                --------          --------
  TOTAL ASSETS..............................................    $5,937.6          $5,389.6
                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  635.3          $  484.0
  Accrued expenses..........................................       653.4             725.3
  Accrued taxes.............................................       251.9             221.3
  Notes payable and current maturities of long-term debt....       141.5             299.6
  Other current liabilities.................................         4.5                --
                                                                --------          --------
     Total current liabilities..............................     1,686.6           1,730.2
Pension benefits............................................     1,187.6           1,430.3
Postretirement benefits other than pensions.................       216.2             198.7
Long-term debt..............................................       460.9             492.2
Other liabilities...........................................       538.6             400.9
                                                                --------          --------
     Total non-current liabilities..........................     2,403.3           2,522.1
                                                                --------          --------
     TOTAL LIABILITIES......................................     4,089.9           4,252.3
Shareholders' Equity:
  Common stock: Authorized -- 200,000,000 shares, $1 par
     value per share outstanding -- 92,271,319 shares and
     91,824,515 shares......................................        92.3              91.8
  Retained earnings.........................................     2,277.1           1,939.1
  Accumulated other comprehensive loss:
     Unrealized loss on investment securities and cash flow
      hedges................................................        (0.6)             (1.7)
     Unrealized loss on minimum pension liability...........      (602.2)           (784.7)
     Cumulative translation adjustments.....................        81.1            (107.2)
                                                                --------          --------
     Total accumulated other comprehensive loss.............      (521.7)           (893.6)
                                                                --------          --------
     Total shareholders' equity.............................     1,847.7           1,137.3
                                                                --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $5,937.6          $5,389.6
                                                                ========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended December 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                   (in millions)
OPERATING ACTIVITIES
Net income..................................................  $403.9   $379.9   $276.7
Income from discontinued operations.........................   (13.0)      --    (60.0)
                                                              ------   ------   ------
Income from continuing operations...........................   390.9    379.9    216.7
Adjustments to income from continuing operations:
  Depreciation and amortization.............................   188.0    171.4    212.9
  Restructuring and asset impairments.......................    30.5     (3.5)    97.7
Payments for restructuring..................................   (25.0)   (32.2)   (27.1)
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................    (1.9)    34.2    (68.5)
Change in accrued and deferred taxes........................   167.2    125.2     27.3
Change in other current and non-current assets..............  (202.7)   (56.7)    20.7
Change in other non-current liabilities.....................    25.0    (33.3)    (5.1)
Other, net..................................................     3.6      9.8      2.0
                                                              ------   ------   ------
  Net Cash -- operating activities..........................   575.6    594.8    476.6
                                                              ------   ------   ------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................  (153.6)  (153.2)  (174.0)
Acquisitions, net of cash acquired..........................   (46.2)  (159.2)   (90.9)
Proceeds from sale of assets and businesses.................    17.0     11.6     42.5
Sale of investments.........................................    43.5       --       --
Other, net..................................................    (2.0)    (3.2)     2.4
                                                              ------   ------   ------
  Net Cash -- investing activities..........................  (141.3)  (304.0)  (220.0)
                                                              ------   ------   ------
FINANCING ACTIVITIES
Short-term debt, net........................................  (144.1)  (235.8)   (32.4)
Long-term debt repaid.......................................   (42.7)    (3.3)   (77.2)
Long-term debt issued.......................................     0.3      0.7      6.4
Repurchase of common stock..................................   (69.7)   (32.3)  (150.9)
Proceeds from issuance of common stock......................    45.3     93.3    104.3
Dividends paid..............................................   (58.0)   (54.3)   (52.9)
Other, net..................................................      --       --      0.9
                                                              ------   ------   ------
  Net Cash -- financing activities..........................  (268.9)  (231.7)  (201.8)
                                                              ------   ------   ------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........    35.4      5.3     (3.8)
NET CASH -- DISCONTINUED OPERATIONS.........................    11.2     16.5    (18.4)
                                                              ------   ------   ------
Net change in cash and cash equivalents.....................   212.0     80.9     32.6
Cash and cash equivalents -- beginning of year..............   202.2    121.3     88.7
                                                              ------   ------   ------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $414.2   $202.2   $121.3
                                                              ======   ======   ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $ 43.9   $ 51.5   $ 77.6
  Income taxes (net of refunds received)....................  $(27.4)  $ 22.9   $ 84.6
                                                              ------   ------   ------

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              Shares Outstanding              Dollars
                                              ------------------   ------------------------------
YEAR ENDED DECEMBER 31,                       2003   2002   2001     2003       2002       2001
-----------------------                       ----   ----   ----   --------   --------   --------
                                                (amounts in millions, except per share amounts)
COMMON STOCK
Beginning balance...........................  91.8   88.8   87.9   $   91.8   $   88.8   $   87.9
  Stock incentive plans.....................   1.5    3.7    4.4        1.5        3.7        4.4
  Repurchases...............................  (1.0)  (0.7)  (3.5)      (1.0)      (0.7)      (3.5)
                                              ----   ----   ----   --------   --------   --------
  Ending balance............................  92.3   91.8   88.8   $   92.3   $   91.8   $   88.8
                                              ----   ----   ----   --------   --------   --------
RETAINED EARNINGS
Beginning balance...........................                       $1,939.1   $1,514.0   $1,306.9
  Net income................................                          403.9      379.9      276.7
  Cash dividend declared on common
     stock -- $.64, $.60 and $.60...........                          (59.0)     (54.8)     (52.9)
  Issuances (repurchases)...................                           (6.9)     100.0      (16.7)
                                                                   --------   --------   --------
  Ending balance............................                       $2,277.1   $1,939.1   $1,514.0
                                                                   --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
  Unrealized Loss on Minimum Pension
     Liability:
     Beginning balance......................                       $ (784.7)  $  (19.2)  $  (12.9)
     Recognition of minimum pension
       liability............................                          182.5     (765.5)      (6.3)
                                                                   --------   --------   --------
     Ending balance.........................                       $ (602.2)  $ (784.7)  $  (19.2)
                                                                   --------   --------   --------
  Unrealized Loss on Investment Securities:
     Beginning balance......................                       $   (1.7)  $   (1.6)  $   (2.3)
     Unrealized gain (loss).................                            1.1       (0.1)       0.7
                                                                   --------   --------   --------
     Ending balance.........................                       $   (0.6)  $   (1.7)  $   (1.6)
                                                                   --------   --------   --------
  Cumulative Translation Adjustments:
     Beginning balance......................                       $ (107.2)  $ (206.2)  $ (168.4)
     Translation of foreign currency
       financial statements.................                          188.3       99.0      (37.8)
                                                                   --------   --------   --------
     Ending balance.........................                       $   81.1   $ (107.2)  $ (206.2)
                                                                   --------   --------   --------
  Total accumulated other comprehensive
     (loss).................................                       $ (521.7)  $ (893.6)  $ (227.0)
                                                                   --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY..................                       $1,847.7   $1,137.3   $1,375.8
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

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  RESEARCH, DEVELOPMENT AND ENGINEERING:

     Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred, except to the extent recoverable under existing contracts. Approximately 78.3%, 78.0% and 76.4% of total RD&E costs were expended pursuant to customer contracts for each of the three years ended December 31, 2003, 2002 and 2001, respectively.

  CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORIES:

     Most inventories are valued at the lower of cost (first-in, first-out or "FIFO") or market. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted when required. Potential losses from obsolete and slow-moving inventories are recorded when identified. Domestic inventories valued under the last-in, first-out ("LIFO") method represent 11.7% and 11.4% of total 2003 and 2002 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used by the Company to value all inventories.

  LONG-LIVED ASSET IMPAIRMENT LOSSES:

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. When the undiscounted net cash flows are less than the carrying amount, losses are recorded for the difference between the discounted net cash flows of the assets and the carrying amount. Certain losses recognized in 2003 and 2001 were recorded in restructuring and asset impairments. See Note 4,

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

"Restructuring and Asset Impairment Charges," for further discussions on these losses.

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

  GOODWILL AND OTHER INTANGIBLE ASSETS:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill, the excess of cost over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if circumstances warrant. As of January 1, 2002, pursuant to SFAS No. 142, the Company ceased amortization of all goodwill and indefinite-lived assets. During 2001, goodwill was amortized on a straight-line basis over periods not exceeding 40 years, and purchased intangible assets including patents, trademarks and non-compete agreements were amortized on a straight-line basis over their economic useful lives not to exceed 40 years. See Note 2, "Changes in Accounting Pronouncements," for the impact of changes in accounting pronouncements on goodwill amortization.

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

  FOREIGN CURRENCY TRANSLATION:

     Balance sheet accounts are translated at the exchange rate in effect at each year-end; income accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders' equity. The national currencies of the foreign companies are generally the functional currencies. Net gains from foreign currency transactions are reported currently in selling, general and administrative expenses and were $4.2, $0.3 and $2.9 in 2003, 2002, and 2001, respectively.

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

     Additionally, all derivative instruments are recorded on the balance sheet at fair value as derivative assets or derivative liabilities. Subject to certain specific qualifying conditions in SFAS No. 133, "Accounting for Derivative Instruments

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
and Hedging Activities" ("SFAS No. 133"), a derivative instrument may be designated either as a hedge of the fair value of an asset or liability (fair value hedge), or as a hedge of the variability of cash flows of an asset or liability or forecasted transaction (cash flow hedge). For a derivative instrument qualifying as a fair value hedge, fair value gains or losses on the derivative instrument are reported in net income, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For a derivative instrument qualifying as a cash flow hedge, fair value gains or losses associated with the risk being hedged are reported in other comprehensive income and released to net income in the period(s) in which the effect on net income of the hedged item is recorded. Fair value gains and losses on a derivative instrument not qualifying as a hedge are reported in net income.

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

  STOCK-BASED EMPLOYEE COMPENSATION:

     At December 31, 2003, the Company has one stock-based employee compensation plan that is issuing new options and restricted shares. The Company also has two stock-based employee compensation plans and two stock-based non-employee director's compensation plans that have options and restricted shares outstanding, but will not be issuing additional stock-based compensation. These plans are described more fully in Note 20, "Shareholders' Equity." The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for these plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                       2003     2002     2001
                                      ------   ------   ------
Net income
 As reported........................  $403.9   $379.9   $276.7
Deduct: Total stock-based employee
 compensation expense determined
 under the fair value based method
 for awards not reflected in net
 income -- net of tax...............    (6.0)   (21.4)   (27.1)
                                      ------   ------   ------
 Pro forma net income...............   397.9    358.5    249.6
Basic earnings per share
 As reported........................  $ 4.38   $ 4.17   $ 3.14
 Pro forma..........................    4.32     3.94     2.83
Diluted earnings per share
 As reported........................  $ 4.29   $ 4.06   $ 3.05
 Pro forma..........................    4.23     3.83     2.75
                                      ------   ------   ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 2003, 2002 and 2001: dividend yield of 1.57%, 1.65% and 1.89%, respectively; expected

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
volatility of 28.72%, 28.30% and 27.61%, respectively; expected life of six years; and risk-free interest rates of 3.37%, 4.78% and 4.91%, respectively.

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Income Statements during the periods ended December 31, 2003, 2002 and 2001 were $0.7, $0.6, and $0.9, respectively.

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

NOTE 2

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised December 2003) "Employers' Disclosures About Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). The revised standard retains the disclosure requirements of SFAS 132. Additionally, the pronouncement requires additional disclosures regarding the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods for defined benefit pension plans and other defined benefit post retirement plans. The Company adopted this pronouncement effective December 31, 2003. Adoption did not have a material impact on the financial statements of the Company.

     The Company adopted SFAS No. 141, "Business Combinations" ("SFAS No. 141"), effective July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 requires intangible assets other than goodwill be identified. Such intangibles are required to be amortized over their economic useful lives. The adoption of SFAS No. 141 in 2001 did not have a significant impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations ceased upon adoption of this statement on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company completed a transitional goodwill impairment test that compared the fair value of each reporting unit to its carrying value and determined that no impairment existed.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of the pronouncement did not have a material impact on the Company's financial statements.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), effective January 1, 2002. SFAS No. 144 outlines accounting and financial reporting

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
guidelines for the sale or disposal of long-lived assets and discontinued operations. The adoption of the pronouncement did not have a material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value in the period it is incurred and applies prospectively to such activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002 and continues to account for its plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees."

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this interpretation did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company did not have any financial instruments that met the provisions of SFAS No. 150; therefore, the adoption of this standard did not have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. This interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 22, "Guarantees, Indemnities and Warranties," for additional information. The adoption of this interpretation did not have a material effect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 were applicable to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before January 31, 2003, the provisions were effective December 31, 2003. The Company did not create or obtain any variable interest entities during 2003. The adoption of this interpretation did not have a material effect on the Company's financial statements. In December 2003, the FASB issued a revision to Interpretation No. 46; however, it had no impact on ITT's adoption.

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events requiring plan remeasurement. The Company has elected the deferral provided by this FSP and is evaluating the magnitude of the potential favorable impact of this FSP on the financial statements. The authoritative guidance, when issued, could require a change to previously reported information. See Note 19, "Employee Benefits," for discussion of postretirement benefits.

NOTE 3
ACQUISITIONS

     During 2003, the Company spent $46.2 primarily for the acquisition of two entities, one in the Electronic Components segment and one in the Fluid Technology segment. The excess of the purchase price over the fair values of net assets acquired of $30.5 was recorded as goodwill, of which $5.6 was tax deductible. The Electronic Components segment was assigned $24.0 of the goodwill balance and the Fluid Technology and Motion & Flow Control segments were assigned $5.4 and $1.1, respectively. The purchase price allocations for the 2003 acquisitions were based on preliminary data and changes are expected as evaluations are finalized and additional information becomes available. All of the acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company are included in the Consolidated Income Statement from the date of acquisition. The Company does not believe the acquisitions are material individually or in the aggregate to its results of operation or financial condition; however, the larger of the acquisitions were as follows:

- The VEAM/TEC Division of the Northrop Grumman Corporation, a designer and manufacturer of cylindrical, filter and fiber optic connectors for the military/aerospace, industrial, transit, entertainment and nuclear markets.

- Uniservice Wellpoint Srl., a manufacturer of high quality diesel and electric powered, vacuum primed centrifugal pumps, along with spear or well point dewatering systems for the rental market and sale.

     Additionally, the Company also finalized purchase price allocations related to the 2002 acquisitions, which resulted in a decrease in goodwill of $5.1.

     During 2002, the Company spent $159.2 primarily for the acquisition of nine entities. Eight of the entities were additions to the Fluid Technology segment and one was within the Defense Electronics & Services segment. The Company does not believe the acquisitions are material individually or in the aggregate to its results of operations or financial condition; however, the larger of the acquisitions were as follows:

- Flowtronex PSI Inc. ("Flowtronex"), a manufacturer of modular pumping systems for golf courses and other turf irrigation,

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
   sports fields, municipal and commercial properties.

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

NOTE 4
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2003 RESTRUCTURING ACTIVITIES

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

     During the fourth quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The new $15.4 restructuring charge primarily reflects the severance of 301 employees. The actions by segment are as follows:

- The Electronic Components segment recorded $1.5 of the charge for the termination of 132 employees, including 113 factory workers, 14 office workers and five management employees.

- The Fluid Technology segment recognized $12.4 of the charge for the severance of 134 employees, including 39 factory workers, 90 office workers and five management employees. Lease and other costs represent $0.3 of the charge. The segment also recorded a $0.2 charge associated with the disposal of machinery and equipment.

- The Defense Electronics & Services segment recorded a $1.0 charge for the severance of 35 employees, including seven factory workers, 19 office workers and nine management employees.

     In addition to the new restructuring actions announced during the fourth quarter, the Motion & Flow Control segment recognized $0.5 of severance and employee benefit costs related to actions announced during the first quarter and the Electronic Components segment recognized $0.2 of outplacement related to actions announced earlier in 2003.

     During the third quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The new $2.6 restructuring charge primarily reflects the planned severance of 72 employees. The actions by segment are as follows:

- The Electronic Components segment recorded $1.2 of the charge for the planned termination of 40 employees, including 15 factory workers and 25 office workers. The segment also recorded a $0.1 charge

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
   associated with the disposal of machinery and equipment.

- The Fluid Technology segment recognized a $0.5 charge for the planned severance of 13 factory workers and 14 office workers. Lease and other costs represent $0.4 of the charge.

- The Motion & Flow Control segment recorded a $0.4 charge for the planned severance of one management employee and four factory workers.

     In addition to the new restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.2 of severance and employee benefit costs related to actions announced during the first quarter.

     During the second quarter of 2003 the Company continued its program to reduce structural costs and increase profitability. New restructuring actions totaling $4.7 were announced during the period. The charge primarily reflected the planned severance of 148 employees and the cancellation of an operating lease. The actions by segment are as follows:

- The Electronic Components segment comprises $2.7 of the charge and the actions taken at this segment include the planned termination of six management employees, 19 factory workers and 71 office workers.

- The Motion & Flow Control segment recognized $1.0 for the planned severance of 50 employees, including six management employees, 31 factory workers and 13 office workers. Lease termination fees of $0.7 and asset disposal costs of $0.1 were also reflected in the charge.

- At Corporate Headquarters, a charge of $0.2 was recorded for the planned termination of one management employee and one office worker.

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

     During the first quarter of 2003 the Company recorded a $9.0 restructuring charge primarily for the planned severance of 465 persons. Severance of $8.3 represents the majority of the charge. The actions by segment are as follows:

- The Electronic Components segment recorded $6.8 of the charge for the planned termination of 226 persons, comprised of 101 office workers, 116 factory workers and nine management employees. Idle facility costs of $0.3 and asset disposal costs of $0.4 were also reflected in the charge. The actions were prompted by management's projections of continued weakness in certain businesses.

- Corporate Headquarters recorded $1.1 of the charge for the consolidation of administrative tasks, including the planned termination of two management employees.

- The Motion & Flow Control segment recorded $0.4 of the charge for the planned termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions will be completed during 2003 and 2004 and the total estimated charge of approximately $2.6 will be recognized ratably over the restructuring period as the terminations become effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

     Also during 2003, the Company recorded a $1.4 asset impairment charge primarily for a technology license that will not be utilized based on management's projections of future market conditions. The applicable assets were written down to their fair values based on management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. These impairments were unrelated to the Company's restructuring activities.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

2002 RESTRUCTURING ACTIVITIES

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
                                                    ====

     During the fourth quarter of 2002, the Company recorded a $9.6 restructuring charge primarily for the closure of two facilities and the planned severance of 292 persons. Severance of $8.5 represents a majority of the charge and lease payments and other costs represent the remainder. The actions primarily occurred in the Fluid Technology and the Motion & Flow Control segments.

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

2001 RESTRUCTURING ACTIVITIES

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
                           =====           =====          =====      =====

     On December 14, 2001, the Company announced a restructuring program to reduce structural costs and improve profitability. The program primarily impacted the Electronic Components segment where a significant decline in sales volume occurred from 2000 to 2001 and where management expected a further sales decline in 2002. The restructuring actions at the other locations primarily related to process improvements. The planned restructuring activities involved the closure of five facilities, the discontinuance of 21 products and the termination of approximately 3,400 persons. In the Electronic Components segment, the planned actions included the closure of two facilities, the discontinuance of 21 older products, and workforce terminations of 2,753 persons through the consolidation and outsourcing of functions. Activities in the Fluid Technology segment consisted of the closure of one facility, and workforce reductions of 436 persons through the consolidation and outsourcing of functions. In the Motion & Flow Control segment, planned actions included the closure of two facilities and workforce reductions of 183 through the consolidation of functions. In addition, 28 Corporate and shared services positions were to be eliminated.

     Also in the fourth quarter of 2001, the Company recorded asset impairments amounting to $14.4 for machinery and equipment and a cost based investment. These assets were written down to their fair values based on management's projections of the individual future cash flows to be generated by each of the assets. These assets were reviewed

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
for impairment in the fourth quarter of 2001, because at that time business events indicated that the carrying amounts of the assets may not be recovered. Management deemed the market decline experienced in 2001 for certain products to be other than temporary and recognized that there exists significant pricing pressure in the Electronic Components segment that is expected to continue.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The following table displays a rollforward of the cash restructuring accruals:

                                                   DEFENSE     MOTION                 CORPORATE
                                      FLUID      ELECTRONICS   & FLOW    ELECTRONIC      AND
YEAR ENDED DECEMBER 31,             TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     OTHER     TOTAL
-----------------------             ----------   -----------   -------   ----------   ---------   ------
Balance December 31, 2000.........    $ 2.5         $ 1.9       $ 0.3      $ 12.8       $ 1.0     $ 18.5
Payments and other related to
  prior charges...................     (1.4)         (0.9)       (0.3)      (12.4)       (1.0)     (16.0)
2001 charge.......................     13.1            --         7.3        37.0         3.6       61.0
Payments related to the 2001
  charge..........................     (2.7)           --        (0.2)       (8.7)         --      (11.6)
                                      -----         -----       -----      ------       -----     ------
Balance December 31, 2001.........    $11.5         $ 1.0       $ 7.1      $ 28.7       $ 3.6     $ 51.9
Payments and other related to
  prior charges...................     (9.2)           --        (4.1)      (15.6)       (2.3)     (31.2)
Reversals of prior charges........     (1.5)         (1.0)       (1.5)       (8.7)       (0.4)     (13.1)
2002 charge.......................      6.0            --         3.0         0.6          --        9.6
Payments related to the 2002
  charge..........................     (0.3)           --          --        (0.6)         --       (0.9)
                                      -----         -----       -----      ------       -----     ------
Balance December 31, 2002.........    $ 6.5         $  --       $ 4.5      $  4.4       $ 0.9     $ 16.3
Payments and other related to
  prior charges...................     (5.3)           --        (3.3)       (2.1)       (0.8)     (11.5)
Reversals of prior charges........       --            --        (0.1)       (0.9)         --       (1.0)
2003 charges......................     13.6           1.0         4.4        12.7         1.3       33.0
Reversal of 2003 charges..........       --            --          --        (3.5)         --       (3.5)
Payments and other related to the
  2003 charges....................     (3.5)         (0.2)       (1.8)       (7.1)       (0.6)     (13.2)
                                      -----         -----       -----      ------       -----     ------
Balance December 31, 2003.........    $11.3         $ 0.8       $ 3.7      $  3.5       $ 0.8     $ 20.1
                                      =====         =====       =====      ======       =====     ======

     During the third and fourth quarters of 2002, $13.1 of restructuring accruals were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals applicable to 2001 planned restructuring actions totaled $11.8 and primarily reflect less than anticipated severance costs on completed actions at each of the segments, the decision not to transfer five product lines (from Santa Ana, California; Weinstadt, Germany; Dole, France, and Basingstoke, UK, to Shenzhen and Tianjin, China), as supply chain issues eliminated the financial viability of the transfers, and the decision to continue partial operations at one of the Electronic Components' facilities. In addition, management determined that one facility within the Fluid Technology segment would remain operational as a suitable outsource supplier could not be identified. The remaining $1.3 of restructuring reversals represents accruals under earlier restructuring plans that management determined will not be incurred.

     At December 31, 2002, the accrual balance for restructuring activities was $16.3. Cash payments of $25.0 and additional cash charges of $33.0 were recorded in 2003. Also, management reviewed the Company's remaining restructuring actions and determined that certain 2003, 2002 and 2001 actions at the Electronic Components segment totaling $4.4 would be completed for less than planned or deemed no longer feasible. Additionally, actions at the Motion & Flow Control segment were completed for $0.1 less than planned. Accordingly, restructuring accruals totaling $4.5 were reversed into income during 2003. The accrual balance increased by $0.3 due to the effect of foreign currency translation. The accrual balance at December 31, 2003 is $20.1, which includes $17.7 for severance and $2.4 for facility carrying costs and other. During 2003, $0.2 of other non-cash charges were reversed.

     As of December 31, 2002, remaining actions under restructuring activities announced in 2001 and 2002 were to close three facilities and reduce headcount by 256. During 2003, the Company closed three facilities and reduced headcount by 919 persons related to actions taken on all plans. The Company also

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
experienced employee attrition, leaving a balance of 208 planned reductions (including the 2003 plans). Additionally, one facility related to the first quarter 2003 actions remains to be closed. Actions announced during 2003 will be substantially completed by the end of the third quarter of 2004. The actions contemplated under the 2001 plan are completed and actions contemplated under the 2002 plan were substantially completed by the close of 2003. Closed facility expenditures related to the 2001 plan will continue to be incurred in 2004. There will also be severance run-off related to the 2001 plan during 2004. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

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

     During the fourth quarter of 2001 the Company reassessed its automotive discontinued operations accruals and determined that it had excess accruals on an after-tax basis of approximately $60. The Company reversed these accruals into the Consolidated Income Statement under income from discontinued operations. The excess was primarily related to favorable foreign tax rulings.

     At December 31, 2003, the Company had automotive discontinued operations accruals of $186.1 that are primarily related to taxes ($154.2), product recalls ($7.8), environmental obligations ($14.3) and employee benefits ($9.9). In 2003, the Company spent $1.8. The Company expects that it will cash settle $154.2 of tax obligations in 2004 or 2005.

NOTE 6
SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                      For the years ended
                                          December 31,
                                 ------------------------------
                                   2003       2002       2001
                                 --------   --------   --------
Product sales..................  $4,748.2   $4,277.1   $4,056.8
Service revenues...............     878.4      708.2      618.9
                                 --------   --------   --------
Total sales and revenues.......  $5,626.6   $4,985.3   $4,675.7
                                 ========   ========   ========
Costs of product sales.........  $3,080.0   $2,765.8   $2,651.3
Costs of service revenues......     603.5      446.1      393.2
                                 --------   --------   --------
Total costs of sales and
 revenues......................  $3,683.5   $3,211.9   $3,044.5
                                 ========   ========   ========

     The Defense Electronics & Services segment comprises $792.2, $627.8 and $540.5 of total service revenues for the years ended December 31, 2003, 2002 and 2001, respectively, and $525.0, $374.0 and $325.2 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the majority of the remaining balances of service revenues and costs of service revenues.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7
INCOME TAXES
     Income tax data from continuing operations is as follows:

                                        For the years ended
                                            December 31,
                                      ------------------------
                                       2003     2002     2001
                                      ------   ------   ------
United States and foreign components
 of income from continuing
 operations before income taxes
 U.S. ..............................  $279.9   $309.2   $190.0
 Foreign............................   250.8    199.6    143.4
                                      ------   ------   ------
                                      $530.7   $508.8   $333.4
                                      ======   ======   ======
Provision (benefit) for income tax
Current
 U.S. federal.......................  $(51.1)  $(48.0)  $ (9.8)
 State and local....................     3.7      0.9      5.2
 Foreign............................    89.2     44.7     32.7
                                      ------   ------   ------
                                        41.8     (2.4)    28.1
                                      ------   ------   ------
Deferred
 U.S. federal.......................   117.2    104.0     71.1
 State and local....................    (2.7)      --       --
 Foreign............................   (16.5)    27.3     17.5
                                      ------   ------   ------
                                        98.0    131.3     88.6
                                      ------   ------   ------
Total income tax expense............  $139.8   $128.9   $116.7
                                      ======   ======   ======

     A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

                                            For the years ended
                                               December 31,
                                           ---------------------
                                           2003    2002    2001
                                           -----   -----   -----
Tax provision at U.S. statutory rate.....  35.0%   35.0%   35.0%
Foreign tax rate differential............  (2.8)    0.4     2.1
Effect of repatriation of foreign
 earnings................................  (4.4)   (1.6)   (4.6)
State income tax.........................    --     0.1     1.0
Goodwill.................................    --      --     2.7
Research credit..........................  (0.6)     --    (0.9)
Tax examinations.........................   1.3      --      --
Export sales.............................  (2.7)   (0.9)   (1.7)
Capital loss carryback...................    --    (6.0)     --
Other....................................   0.5    (1.7)    1.4
                                           ----    ----    ----
Effective income tax expense rate........  26.3%   25.3%   35.0%
                                           ====    ====    ====

     Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes and carryforwards.

     Deferred tax assets (liabilities) include the following:

                                        December 31,
                       -----------------------------------------------
                                2003                     2002
                       ----------------------   ----------------------
                       DEFERRED    DEFERRED     DEFERRED    DEFERRED
                        ASSETS    LIABILITIES    ASSETS    LIABILITIES
                       --------   -----------   --------   -----------
Employee benefits....   $239.5      $    --      $379.2      $   --
Accelerated
 depreciation........       --        (60.1)         --       (42.1)
Accruals.............    179.1           --       146.9          --
Long-term
 contracts...........       --           --         1.1          --
Uniform
 capitalization......      6.3           --         9.8          --
Partnership
 investment..........       --        (59.5)         --          --
Loss carryforwards...     25.1           --        12.8          --
Foreign tax credit...     46.2           --        23.0          --
State credit
 carryforwards.......      3.0           --          --          --
Other................       --         (3.8)       27.7          --
                        ------      -------      ------      ------
Subtotal.............    499.2       (123.4)      600.5       (42.1)
Valuation
 allowance...........    (40.7)          --       (25.5)         --
                        ------      -------      ------      ------
                        $458.5      $(123.4)     $575.0      $(42.1)
                        ======      =======      ======      ======

     The Company's deferred taxes in the Consolidated Balance Sheets consist of the following:

                                           December 31,
                                         ----------------
                                          2003      2002
                                         -------   ------
Current assets.........................  $  68.2   $ 52.6
Non-current assets.....................    373.3    493.7
Other current liabilities..............     (4.5)      --
Other liabilities......................   (101.9)   (13.4)
                                         -------   ------
                                         $ 335.1   $532.9
                                         =======   ======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $445.1, because these amounts are permanently reinvested. While the amount of federal income taxes, if such earnings are distributed in the future, cannot now be determined, such taxes may be reduced by tax credits and other deductions.

     As of December 31, 2003, the Company had approximately $46.2 of foreign tax credit carryforwards. The credit carryforwards will expire as follows: $0.2 on December 31, 2004, $33.9 on December 31, 2005 and $12.1 on December 31, 2006.
The Company had approximately $2.0 of general business credit carryforwards which will expire on December 31, 2020. The Company had net operating losses

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
from some U.S. subsidiaries in the amount of $41.9, which will begin to expire on December 31, 2019. The Company had net operating losses from some foreign subsidiaries in the amount of $32.3, which have no expiration.

     As of December 31, 2003, a valuation allowance of approximately $40.7 exists for deferred income tax benefits related to certain U.S. subsidiary loss carryforwards and certain foreign tax credits that may not be realized. During 2003, the valuation allowance increased by $15.2.

     Shareholders' equity at December 31, 2003 and 2002 reflects tax benefits related to the stock options exercised in 2003 and 2002 of approximately $18.1 and $40.2, respectively.

     The IRS is currently examining the federal consolidated tax returns of the Company for the years ended December 31, 1998 through December 31, 2000. The IRS has completed its examination of all years through 1997. As of December 31, 2003, the Company believes the accrual for income taxes payable is sufficient to cover potential liabilities arising from these examinations.

NOTE 8

EARNINGS PER SHARE
     A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

                                        For the years ended
                                            December 31,
                                      ------------------------
                                       2003     2002     2001
                                      ------   ------   ------
Basic Earnings Per Share
 Income from continuing operations
   available to common
   shareholders.....................  $390.9   $379.9   $216.7
 Average common shares outstanding..    92.1     91.0     88.1
                                      ------   ------   ------
Basic earnings per share............  $ 4.24   $ 4.17   $ 2.46
                                      ======   ======   ======
Diluted Earnings Per Share
 Income from continuing operations
   available to common
   shareholders.....................  $390.9   $379.9   $216.7
 Average common shares outstanding..    92.1     91.0     88.1
 Add: Impact of stock options.......     2.0(1)    2.6(2)    2.5(3)
                                      ------   ------   ------
 Average common shares outstanding
   on a diluted basis...............    94.1     93.6     90.6
                                      ------   ------   ------
Diluted earnings per share..........  $ 4.15   $ 4.06   $ 2.39
                                      ======   ======   ======

------------

(1) Options to purchase 78,940 shares of common stock at an average price of $65.37 per share were outstanding at December 31, 2003 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2012 and 2013.

(2) Options to purchase 49,240 shares of common stock at an average price of $65.60 per share were outstanding at December 31, 2002 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2012.

(3) Options to purchase 12,923 shares of common stock at an average price of $45.87 per share were outstanding at December 31, 2001 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2011.

NOTE 9
RECEIVABLES, NET

     Receivables consist of the following:

                                                December 31,
                                               ---------------
                                                2003     2002
                                               ------   ------
Trade........................................  $936.3   $811.2
Other........................................    67.4     84.8
Less -- allowance for doubtful accounts and
 cash discounts..............................   (29.1)   (27.7)
                                               ------   ------
                                               $974.6   $868.3
                                               ======   ======

NOTE 10
INVENTORIES, NET

     Inventories consist of the following:

                                                December 31,
                                               ---------------
                                                2003     2002
                                               ------   ------
Finished goods...............................  $159.4   $147.6
Work in process..............................   182.4    195.9
Raw materials................................   312.8    280.3
Less -- progress payments....................   (76.1)   (70.9)
                                               ------   ------
                                               $578.5   $552.9
                                               ======   ======

NOTE 11
OTHER CURRENT ASSETS

     At December 31, 2003 and 2002, other current assets consist primarily of advance

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
payments on contracts, prepaid expenses and capitalized tooling costs.

NOTE 12

PLANT, PROPERTY AND EQUIPMENT, NET

     Plant, property and equipment consist of the following:

                                      December 31,
                                  ---------------------
                                    2003        2002
                                  ---------   ---------
Land and improvements...........  $    60.5   $    60.3
Buildings and improvements......      465.2       409.9
Machinery and equipment.........    1,618.1     1,481.5
Furniture, fixtures and office
  equipment.....................      250.1       235.5
Construction work in progress...       68.2        73.3
Other...........................       45.1        44.3
                                  ---------   ---------
                                    2,507.2     2,304.8
Less -- accumulated depreciation
  and amortization..............   (1,613.9)   (1,463.6)
                                  ---------   ---------
                                  $   893.3   $   841.2
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

     Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 by operating segment are as follows:

                                                DEFENSE     MOTION
                                   FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
YEAR ENDED DECEMBER 31,          TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
-----------------------          ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31,
  2002.........................    $769.9       $303.7      $176.1      $295.8       $5.0      $1,550.5
Goodwill acquired during the
  period.......................       5.4           --         1.1        24.0         --          30.5
Other, including foreign
  currency translation.........      34.1           --         4.4         9.6         --          48.1
                                   ------       ------      ------      ------       ----      --------
Balance as of December 31,
  2003.........................    $809.4       $303.7      $181.6      $329.4       $5.0      $1,629.1
                                   ======       ======      ======      ======       ====      ========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Information regarding the Company's other intangible assets follows:

                                         December 31,
                                        --------------
                                        2003     2002
                                        -----    -----
Finite-lived intangibles --
  Patents and other...................  $34.1    $32.6
  Accumulated amortization............   (8.4)    (5.7)
Indefinite-lived intangibles --
  Brands and trademarks...............   17.7     12.7
  Pension related.....................   31.4     35.3
                                        -----    -----
  Net intangibles.....................  $74.8    $74.9
                                        =====    =====

     Amortization expense related to intangible assets for the years ended December 31, 2003 and 2002 was $2.7 and $0.9, respectively. Estimated amortization expense for each of the five succeeding years is approximately $3 per year.

NOTE 14

OTHER ASSETS

     At December 31, 2003 and 2002, other assets primarily consist of prepaid pension expense, employee benefit plan costs, investments in unconsolidated companies, assets held in trusts and other receivables. Assets held in trusts are restricted for specified reasons, primarily environmental remediation costs and employee benefits and totaled $29.4 and $44.6 at December 31, 2003 and 2002, respectively.

     Investments in unconsolidated companies consist of the following:

                                         December 31,
                                        --------------
                                        2003     2002
                                        -----    -----
Investments accounted for under the
  equity method:
  Motion & Flow Control 50% ownership
    of HiSAN joint venture............  $ 9.0    $ 9.3
  Fluid Technology 40% ownership in
    Sam McCoy, Malaysia...............    3.2      3.0
  Fluid Technology other
    investments.......................    3.1      2.9
Investments accounted for under the
  cost method:
  Defense Electronics & Services
    investment in DigitalGlobe Inc.
    securities........................     --     43.5
  Defense Electronics & Services
    investment in Mesh Networks.......   11.4      8.9
  Other...............................    1.1      2.9
                                        -----    -----
                                        $27.8    $70.5
                                        =====    =====

     During 2003 the Company sold substantially all of its interest in DigitalGlobe Inc., a developmental stage company that recently launched a satellite capable of collecting high-resolution digital imagery, for $43.5. The Company recorded sales to unconsolidated affiliates during 2003, 2002 and 2001 totaling $21.0, $24.2 and $22.6, respectively. In addition, the Company provided services to unconsolidated affiliate companies in 2003, 2002 and 2001 and received $0.5, $0.5 and $0.4, respectively, in exchange for these services. For all investments in unconsolidated companies, the Company's exposure is limited to the amount of the investment. All investments accounted for under the cost method represent voting right interests of less than 20%.

     The HiSAN joint venture is a brake and fuel line supplier to Asian transplant OEM's in the United States. Annual sales of HiSAN are approximately $133.

NOTE 15

LEASES AND RENTALS

     The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates and may include renewals and escalations. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $66.7, $60.2 and $50.1 for 2003, 2002 and 2001, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2003 are shown below.

2004................................  $ 72.2
2005................................    60.8
2006................................    50.4
2007................................    39.1
2008................................    32.9
2009 and thereafter.................   179.2
                                      ------
Total minimum lease payments........  $434.6
                                      ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 16

DEBT

     Debt consists of the following:

                                        December 31,
                                       ---------------
                                        2003     2002
                                       ------   ------
Commercial paper.....................  $120.0   $264.8
Short-term loans.....................    18.6     17.0
Current maturities of long-term
  debt...............................     2.9     17.8
                                       ------   ------
Notes payable and current maturities
  of long-term debt..................  $141.5   $299.6
                                       ======   ======

                                     INTEREST
LONG-TERM DEBT          MATURITY       RATE      2003     2002
--------------          --------     --------   ------   ------
Notes and
  debentures:........    6/15/2003     8.875%   $   --   $ 13.5
                          2/1/2008     8.875%     13.2     13.2
                          5/1/2011     6.500%     31.7     31.7
                          7/1/2011     7.500%     37.4     37.4
                         2/15/2021     9.750%     19.1     19.1
                         4/15/2021     9.500%     13.6     13.6
                        11/15/2025     7.400%    250.0    250.0
                         8/25/2048          (1)   18.1     41.0
Other................  2002 - 2014          (2)   25.1     22.2
Interest rate swaps..........................     77.6     93.0
                                                ------   ------
Subtotal notes and debentures................    485.8    534.7
Less - unamortized discount..................    (22.0)   (24.7)
                                                ------   ------
Long-term debt...............................    463.8    510.0
Less - current maturities....................     (2.9)   (17.8)
                                                ------   ------
Net long-term debt...........................   $460.9   $492.2
                                                ======   ======

------------

(1) The interest rate for the note/debenture was 1.02% and 1.28% at December 31, 2003 and 2002, respectively.

(2) The weighted average interest rate was 5.12% and 5.24% at December 31, 2003 and 2002, respectively.

     Principal payments required on long-term debt for the next five years are:

2004   2005   2006   2007   2008
----   ----   ----   ----   -----
$2.9... $4.6  $4.0   $2.6   $14.4
====   ====   ====   ====   =====

     The weighted average interest rate for short-term borrowings was 1.53% and 1.73% at December 31, 2003 and 2002, respectively. The fair value of the Company's short-term loans approximates carrying value. The fair value of the Company's long-term debt is estimated based on comparable corporate debt with similar remaining maturities. As of December 31, 2003, the fair value of long-term debt was $484.0, compared to the fair value of $517.9 at December 31, 2002. The year-over-year decrease in fair value primarily reflects the impact of the decrease in long-term debt levels and an upward shift in the yield curve experienced during 2003.

     In November 2000, the Company entered into a revolving credit agreement, which expires in November 2005, with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread, which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.75 times. At December 31, 2003, the Company's coverage ratio was well in excess of the minimum requirement. The commitment fee on the revolving credit agreement is .125% of the total commitment, based on the Company's current debt ratings. The revolving credit agreement serves as backup for the commercial paper program and is not otherwise restricted.

     Assets pledged to secure indebtedness amounted to $36.1 as of December 31, 2003.

NOTE 17

CASH FLOW INFORMATION

     The change in receivables, inventories, payables and accrued expenses listed on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2003, 2002 and 2001 consist of the following:

TWELVE MONTHS ENDED
DECEMBER 31,                  2003     2002      2001
-------------------          ------   -------   ------
Change in accounts
  receivable...............  $(61.3)  $   3.7   $ 69.1
Change in inventories......    31.0      (3.5)    (2.4)
Change in accounts payable
  and accrued expenses.....    28.4      34.0   (135.2)
                             ------   -------   ------
Change in receivables,
  inventories, accounts
  payable and accrued
  expenses.................  $ (1.9)  $  34.2   $(68.5)
                             ======   =======   ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

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

     At December 31, 2003 and 2002, the Company had interest rate swaps outstanding with notional values totaling $336.8 and $349.4, respectively. The carrying value of the swaps at December 31, 2003 and 2002 were $81.6 and $97.0, respectively, including $4.0 of accrued interest in each period. The swaps were designed to manage the interest rate exposure associated with certain long-term debt. The swaps mature at various dates through 2025 and effectively convert much of the long-term debt, mentioned in Note 16 above, from fixed to variable rate borrowings. The variable interest rates are based on three-month LIBOR rates plus a spread, which reflects the Company's debt rating, and the coupon of the underlying long-term obligations. The weighted average variable and fixed interest rates were 1.22% and 7.40% at December 31, 2003. There were no ineffective portions of the interest rate swaps and no amounts were excluded from the assessment of effectiveness.

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

     There were no foreign currency cash flow hedges outstanding as of December 31, 2003 and 2002. There were no changes in the forecasted transactions during 2003 or 2002 regarding their probability of occurring, which would require amounts to be reclassified to earnings.

     There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the twelve month periods ended December 31, 2003, 2002 and 2001 and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

     At December 31, 2003 and 2002, the Company had foreign currency forward contracts with notional amounts of $81.1 and $109.1, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values of the contracts were $0.2 and $0.6 at December 31, 2003 and 2002, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during 2003, 2002 and 2001 amounted to $(0.3), $(0.1) and $0.6, respectively. There were no amounts excluded from the measure of effectiveness.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

NOTE 19

EMPLOYEE BENEFIT PLANS

  PENSION PLANS:

     The Company sponsors numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. In addition to Company sponsored pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company's contribution to such plans amounted to $0.7, $0.4 and $0.4 for the years ended 2003, 2002 and 2001, respectively.

  POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS:

     The Company provides health care and life insurance benefits for certain eligible retired employees. The Company has pre-funded a portion of the health care and life insurance obligations, where such pre-funding can be accomplished on a tax effective basis.

  INVESTMENT AND SAVINGS PLANS:

     The Company sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $27.2, $25.3 and $23.9 for the years ended 2003, 2002 and 2001, respectively.

     Changes in the benefit obligations, changes in plan assets, the weighted-average assumptions and the components of net periodic benefit cost for the years ended 2003, 2002 and 2001 were as follows:

                                                                     PENSION               OTHER BENEFITS
                                                              ----------------------     -------------------
                                                                2003         2002         2003        2002
                                                              --------     ---------     -------     -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................  $4,058.7     $ 3,617.0     $ 588.1     $ 496.6
  Service cost..............................................      73.3          61.9         6.7         4.9
  Interest cost.............................................     256.5         251.2        38.7        37.7
  Amendments made during the year/other.....................       7.4           4.0          --          --
  Actuarial (gain) loss.....................................     139.0         332.6        55.1        90.3
  Benefits paid.............................................    (264.0)       (246.7)      (43.0)      (41.4)
  Effect of currency translation............................      59.8          38.7          --          --
                                                              --------     ---------     -------     -------
  Benefit obligation at end of year.........................  $4,330.7     $ 4,058.7     $ 645.6     $ 588.1
                                                              ========     =========     =======     =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............  $2,734.8     $ 3,233.5     $ 177.8     $ 213.3
  Actual return on plan assets..............................     746.8        (338.5)       41.2       (20.9)
  Employer contributions....................................     210.7          56.3          --          --
  Employee contributions....................................       1.7           0.9          --          --
  Benefits paid.............................................    (246.0)       (231.8)       (7.5)      (14.6)
  Effect of currency translation............................      22.3          14.4          --          --
                                                              --------     ---------     -------     -------
  Fair value of plan assets at end of year..................  $3,470.3     $ 2,734.8     $ 211.5     $ 177.8
                                                              ========     =========     =======     =======
  Funded status.............................................  $ (860.4)    $(1,323.9)    $(434.1)    $(410.3)
  Unrecognized net transition asset.........................       0.3           0.5          --          --
  Unrecognized net actuarial (gain) loss....................   1,164.0       1,463.1       222.7       225.3
  Unrecognized prior service cost...........................      29.4          30.4        (4.8)      (13.7)
                                                              --------     ---------     -------     -------
  Net accrued benefit cost recognized in the balance
    sheet...................................................  $  333.3     $   170.1     $(216.2)    $(198.7)
                                                              ========     =========     =======     =======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  Amounts recognized in the Consolidated Balance Sheets consist of:

                        PENSION BENEFITS      OTHER BENEFITS
                       -------------------   -----------------
                         2003       2002      2003      2002
                       --------   --------   -------   -------
Prepaid benefit
  cost...............  $  569.9   $  362.9   $    --   $    --
Accrued benefit
  cost...............  (1,187.6)  (1,430.3)   (216.2)   (198.7)
Intangible assets....      31.4       35.3        --        --
Accumulated other
  comprehensive
  income.............     919.6    1,202.2        --        --
                       --------   --------   -------   -------
Net amount
  recognized.........  $  333.3   $  170.1   $(216.2)  $(198.7)
                       ========   ========   =======   =======

     In 2003, the Company recorded a total after tax increase of $182.5 to its shareholders' equity which reflects a decrease in the minimum pension liability.

  Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                        DECEMBER
                                   -------------------
                                     2003       2002
                                   --------   --------
Projected benefit obligation.....  $4,263.5   $4,021.3
Accumulated benefit obligation...  $4,013.4   $3,779.8
Fair Value of plan assets........  $3,372.0   $2,697.8

     The accumulated benefit obligation for all defined benefit pension plans was $4,104.3 and $3,814.6 at December 31, 2003, and 2002, respectively.
  ACCUMULATED BENEFIT OBLIGATION:

     The accumulated benefit obligation for all defined benefit plans was $4,104.3 and $3,814.6 at December 31, 2003 and 2002, respectively.

  TABLE OF ASSUMPTIONS:
     Weighted-average assumptions used to determine benefit obligations at December 31:

                          PENSION
                         BENEFITS      OTHER BENEFITS
                       -------------   ---------------
                       2003    2002     2003     2002
                       -----   -----   ------   ------
Discount Rate........  6.18%   6.44%   6.25%    6.50%
Rate of future
  compensation
  increase...........  4.42%   4.88%   4.50%    5.00%

     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

                         PENSION BENEFITS         OTHER BENEFITS
                       ---------------------   ---------------------
                       2003    2002    2001    2003    2002    2001
                       -----   -----   -----   -----   -----   -----
Discount Rate........  6.44%   7.14%   7.39%   6.50%   7.25%   7.50%
Expected return on
  plan assets........  8.86%   9.61%   9.73%   9.00%   9.75%   9.75%
Rate of future
  compensation
  increase...........  4.88%   4.89%   4.90%   5.00%   5.00%   5.00%

                                                                     PENSION                  OTHER BENEFITS
                                                           ---------------------------   ------------------------
                                                            2003      2002      2001      2003     2002     2001
                                                           -------   -------   -------   ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost...........................................  $  73.3   $  61.9   $  58.9   $  6.7   $  4.9   $  5.0
  Interest cost..........................................    256.5     251.2     246.2     38.7     37.7     34.7
  Expected return on plan assets.........................   (327.0)   (335.0)   (325.2)   (15.6)   (19.8)   (22.5)
  Amortization of transitional asset.....................      0.3       0.3      (0.3)      --       --       --
  Amortization of net actuarial (gain) loss..............     23.5       3.2       2.3     15.7      8.4      2.1
  Amortization of prior service cost.....................      6.4       8.0       9.0     (3.8)    (5.2)    (5.9)
                                                           -------   -------   -------   ------   ------   ------
  Net periodic benefit cost..............................  $  33.0   $ (10.4)  $  (9.1)  $ 41.7   $ 26.0   $ 13.4
                                                           -------   -------   -------   ------   ------   ------
  Effect of curtailments.................................      2.4        --        --       --       --       --
  Total benefit expense..................................  $  35.4   $ (10.4)  $  (9.1)  $ 41.7   $ 26.0   $ 13.4
                                                           =======   =======   =======   ======   ======   ======

  PLAN ASSETS:

     The pension and welfare benefit plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments, hedge funds and investments in cash and cash equivalent investments. The assets of the domestic pension Master Trust which covers all of the domestic pension plans and the various welfare benefit plan trusts had

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
the following asset allocations as of December 31:

                        PENSION PLAN     OTHER BENEFITS
                          ASSETS AT      PLAN ASSETS AT
                        DECEMBER 31,      DECEMBER 31,
                       ---------------   ---------------
ASSET CATEGORY          2003     2002     2003     2002
--------------         ------   ------   ------   ------
Equity securities....   68.5%    66.1%    65.1%    60.7%
Fixed income
  securities.........   21.6%    26.5%    19.0%    24.7%
Hedge funds..........    9.7%     6.7%     7.0%     4.7%
Cash and other.......    0.2%     0.7%     8.9%     9.9%
                       ------   ------   ------   ------
  Total..............  100.0%   100.0%   100.0%   100.0%
                       ======   ======   ======   ======

     The strategic asset allocation target for the Company's domestic pension funds apportions 70% to equity investments and 30% to fixed income instruments. The investment in the Company's stock within the Master Trust approximates 1% in 2003 and 2002.

  CONTRIBUTIONS:

     The Company currently anticipates making contributions to its pension plans in a range of $100.0 to $125.0, during 2004 of which $100.0 was made in the first quarter of 2004 to the U.S. Salaried Pension Plan.

  CASH FLOWS:

  ESTIMATED FUTURE BENEFIT PAYMENTS

     The following benefit payments covering domestic pension and other benefit plans have been projected based on benefits earned to date and the expectation that certain future service will be earned by currently active employees:

                                    PENSION     OTHER
                                    BENEFITS   BENEFITS
                                    --------   --------
2004..............................  $  236.4    $45.5
2005..............................     240.1     47.9
2006..............................     244.6     50.1
2007..............................     249.6     52.0
2008..............................     255.3     53.8
2009 - 2013.......................   1,372.9    293.2

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 9.0% for 2003. The rate was assumed to be 8.0% for 2004, decreasing ratably to 5.0% in 2007. Increasing the table of health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $38.3 and the aggregate service and interest cost components by $2.8. A decrease of one percent in the trend rate would reduce the benefit obligation by $33.5 and the aggregate service and interest cost components by $2.4. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

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

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. The Act provides for a two year transitional period to allow for, among other items, the possibility that companies may amend existing plans. There are significant uncertainties regarding the eventual regulations required to implement the Act as well as the Act's overall effect on plan participant's coverage choices and the related impact on their health care costs. As such, the effects of the Act are not reflected in the accumulated postretirement benefit obligation as of December 31, 2003, or in the 2003 net periodic postretirement benefit cost. ITT is currently evaluating the provisions of the Act and its potential impact to our postretirement medical plans which we believe will ultimately reduce our accumulated postretirement benefit obligation and other postretirement benefit costs.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 20

SHAREHOLDERS' EQUITY

  CAPITAL STOCK:

     The Company has authority to issue an aggregate of 250,000,000 shares of capital stock, of which 200,000,000 shares have been designated as "Common Stock" having a par value of $1 per share and 50,000,000 shares have been designated as "Preferred Stock" not having any par or stated value. Of the shares of Preferred Stock, 300,000 shares have initially been designated as "Series A Participating Cumulative Preferred Stock" (the "Series A Stock"). Such Series A Stock is issuable pursuant to the provisions of a Rights Agreement dated as of November 1, 1995 between the Company and The Bank of New York, as Rights Agent (the "Rights Agreement"). Capitalized terms herein not otherwise defined are as defined in the Rights Agreement.

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

     As of December 31, 2003 and 2002, 52,876,689 and 53,323,493 shares of
Common Stock were held in treasury, respectively.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option incentive plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below (shares in thousands):

                                         2003                        2002                        2001
                               -------------------------   -------------------------   -------------------------
                                        WEIGHTED-AVERAGE            Weighted-Average            Weighted-Average
                               SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                               ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at beginning of
  year.......................  7,887         $35.59        9,426         $29.21        11,856        $26.15
Granted......................  1,964          61.72        2,114          51.06        2,077          37.14
Exercised....................  (1,501)        29.97        (3,628)        27.93        (4,415)        24.72
Canceled or expired..........   (177)         47.42          (25)         48.33          (92)         28.88
                               ------        ------        ------        ------        ------        ------
Outstanding at end of year...  8,173         $42.64        7,887         $35.59        9,426         $29.21
                               ======        ======        ======        ======        ======        ======
Options exercisable at
  year-end...................  6,255         $36.75        7,834         $35.39        8,636         $28.22
                               ======        ======        ======        ======        ======        ======
Weighted-average fair value
  of options granted during
  the year...................                $17.67                      $15.77                      $11.04
                                             ======                      ======                      ======

     The following table summarizes information about the Company's stock options at December 31, 2003 (shares in thousands):

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          ------------------------------------------------     ---------------------------
                                     WEIGHTED-AVERAGE
RANGE OF                                REMAINING         WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
EXERCISE PRICES           NUMBER     CONTRACTUAL LIFE      EXERCISE PRICE      NUMBER      EXERCISE PRICE
---------------           ------     ----------------     ----------------     ------     ----------------
$15.69 - 28.38..........  1,318         2.2 years              $23.07          1,318           $23.07
 30.31 - 39.56..........  3,364         5.8 years               35.65          3,364            35.65
 40.00 - 45.64..........     63         7.1 years               42.88             63            42.88
 50.65 - 58.57..........  1,522         8.0 years               50.86          1,490            50.71
 61.77 - 69.11..........  1,906         9.0 years               61.97             20            65.06
                          -----                                                -----
                          8,173                                                6,255
                          -----                                                -----

     The 2003 Equity Incentive Plan was established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 6,100,000. As of December 31, 2003, 6,055,811 shares were available for future grants. During 2003, the Company awarded 9,489 restricted shares with five-year restriction periods in payment of the annual retainer for non-employee directors.

     The 2003 Equity Incentive Plan replaces the 2002 ITT Industries Stock Option Plan for Non-Employee Directors, the ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors and the 1994 ITT Industries Incentive Stock Plan on a prospective basis. All awards granted under these prior plans will continue to vest and be exercisable in accordance with their original terms; however, no future grants will be made from these prior plans.

     The 1994 incentive stock plan provides for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged or pledged. There were no restricted shares awarded in 2003, 10,000 restricted shares awarded in 2002 and no restricted shares awarded in 2001 under this plan.

     During 2003, 2002 and 2001, pursuant to the ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors, the Company awarded zero, 6,098 and 7,469 restricted shares with five-year restriction periods, respectively, in payment of the annual retainer for such directors. Restrictions may lapse earlier depending on certain circumstances.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 21

COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Accruals have been established where the outcome of the matter is probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

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

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of December 31, 2003, the Company is responsible, or is alleged to be responsible, for 104 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At December 31, 2003, the Company calculated a best estimate of $108.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $80.0 and the high range estimate for those liabilities is $171.0. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of December 31, 2003, the Company's accrual for this liability was $10.9 representing its best estimate; its low estimate for the liability is $7.4 and its high estimate is $16.4.

     ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $5.9 and $20.0 with a best estimate of $10.5. The Company has accrued $10.5 for this matter, which approximates its best estimate.

     The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's. The Company's current estimates for its exposure are between $3.9 and $13.2. It has an accrual for this matter of $9.8 which represents its best estimate of its current liabilities. The Company does not anticipate a default on the part of the other PRPs.

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in 2004. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive. A portion of the recoveries from the insurance settlements have been placed in a trust and are used to reimburse the Company for its environmental costs.

  PRODUCT LIABILITY:

     The Company and its subsidiary Goulds Pumps, Inc. ("Goulds") have been joined as defendants with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These actions against the Company have been managed by our historic product liability insurance carriers. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers' products that may have contained asbestos.

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2003, ITT and Goulds resolved approximately 2,000 claims through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and substantially all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property &

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

Casualty Company et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. Both actions have been stayed to allow the parties to negotiate an acceptable allocation arrangement. In addition, Utica National, Goulds' historic insurer, has requested that the Company negotiate a coverage in place agreement to allocate the Goulds asbestos liabilities between insurance policies issued by Utica and those issued by others. The parties are currently negotiating the terms of such an agreement. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. The Company's aviation insurers are contributing to the defense of this matter. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has received notice of a product liability suit filed in Superior Court of New York, Danis v. Rule Industries et al., Sup. Ct. N.Y., C.A. No. 115975-02, seeking damages for injuries sustained in a boat explosion. The suit contains a number of causes of action against various defendants including the boat manufacturer, the marina operator, and individuals working at the marina. As to the Company, the Complaint alleges that a fume detector, manufactured by ITT's subsidiary Rule Industries, Inc. prior to the date the Company acquired Rule, malfunctioned. The Company's insurer is on notice of this matter. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has received demands from U.S. Silica for partial indemnity regarding personal injury actions alleging injury due to silica. In 1985, the Company sold the stock of its subsidiary Pennsylvania Glass Sand to U.S. Silica. As part of that transaction, the Company provided an indemnity to U.S. Silica for silica personal injury suits. That indemnity expires in September 2005. Costs incurred in these matters related to the defense, settlements or judicial awards are allocated between U.S. Silica and the Company. The Company's allocated portion is paid in part by its historic product liability carriers and then shared pursuant to the Distribution Agreement. See "Company History and Certain Relationships" within Part 1, Item 1 of this Annual Report for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 22

GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES:

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2003 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2003 the Company has an accrual of $14.3 which is its best estimate of the potential exposure.

     Since its incorporation in 1920, the Company has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. The Company does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. The Company has separately discussed material indemnities provided within the last eight years.

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company would be required to perform under these guarantees if the District failed to provide interest payments or principal payments due to the bond holders. The maximum amount of the undiscounted future payments on these guarantees equal $28.9. At December 31, 2003, the Company does not believe that a loss contingency is probable for these guarantees and therefore does not have an accrual recorded in its financial statements. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At December 31, 2003, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2003, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

  PRODUCT WARRANTIES:

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At December 31, 2003, the Company has a product warranty accrual in the amount of $34.5.

PRODUCT WARRANTY LIABILITIES

                        ACCRUALS FOR       CHANGES IN PRE-EXISTING
BEGINNING BALANCE    PRODUCT WARRANTIES     WARRANTIES INCLUDING                       ENDING BALANCE
 JANUARY 1, 2003    ISSUED IN THE PERIOD    CHANGES IN ESTIMATES       (PAYMENTS)     DECEMBER 31, 2003
-----------------   --------------------   -----------------------   --------------   -----------------
      $40.4                $22.8                    $(4.5)               $(24.2)            $34.5

                        ACCRUALS FOR       CHANGES IN PRE-EXISTING
BEGINNING BALANCE    PRODUCT WARRANTIES     WARRANTIES INCLUDING                       ENDING BALANCE
 JANUARY 1, 2002    ISSUED IN THE PERIOD    CHANGES IN ESTIMATES       (PAYMENTS)     DECEMBER 31, 2002
-----------------   --------------------   -----------------------   --------------   -----------------
      $37.7                $21.1                    $0.1                 $(18.5)            $40.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 23

BUSINESS SEGMENT INFORMATION

                                                        DEFENSE     MOTION                  CORPORATE,
                                           FLUID      ELECTRONICS   & FLOW    ELECTRONIC   ELIMINATIONS
                                         TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     & OTHER       TOTAL
                                         ----------   -----------   -------   ----------   ------------   --------
2003
Sales and revenues.....................   $2,249.9     $1,790.9     $992.3      $600.3       $   (6.8)    $5,626.6
Operating income (loss)................      271.4        187.1      134.7        10.0          (74.7)       528.5
Net interest (income) expense..........                                                                      (10.1)
Miscellaneous expense (income).........                                                                        7.9
                                                                                                          --------
Income from continuing operations
  before income tax expense............                                                                   $  530.7
                                                                                                          ========
Long-lived assets......................      365.8        149.9      227.1       144.4            6.1        893.3
Investments in unconsolidated
  companies............................        7.4         11.4        9.0          --             --         27.8
Total assets...........................    2,049.0        833.1      715.9       772.2        1,567.4      5,937.6
Gross plant additions..................       55.1         29.7       38.5        29.6            0.7        153.6
Depreciation...........................       62.9         28.8       43.3        31.6            0.8        167.4
Amortization...........................        6.2           --        3.4         5.5            5.5         20.6
                                          --------     --------     ------      ------       --------     --------
2002
Sales and revenues.....................   $1,956.3     $1,513.9     $935.5      $583.5       $   (3.9)    $4,985.3
Operating income (loss)................      251.5        154.0      122.4        70.4          (60.7)       537.6
Net interest expense...................                                                                       32.4
Miscellaneous (income) expense.........                                                                       (3.6)
                                                                                                          --------
Income from continuing operations
  before income tax expense............                                                                   $  508.8
                                                                                                          ========
Long-lived assets......................      342.3        153.4      209.6       131.7            4.2        841.2
Investments in unconsolidated
  companies............................        7.3         53.9        9.3          --             --         70.5
Total assets...........................    1,867.5        850.1      661.3       685.7        1,325.0      5,389.6
Gross plant additions..................       45.8         36.7       39.7        30.3            0.7        153.2
Depreciation...........................       57.6         26.8       39.5        27.2            0.9        152.0
Amortization...........................        5.3           --        4.6         5.6            3.9         19.4
                                          --------     --------     ------      ------       --------     --------
2001
Sales and revenues.....................   $1,829.7     $1,304.8     $898.7      $647.0       $   (4.5)    $4,675.7
Operating income (loss):
  Before goodwill amortization
    expense............................      220.6        132.1      114.1        25.8          (55.1)       437.5
  Goodwill amortization expense........       18.2          8.5        4.5         9.5             --         40.7
                                          --------     --------     ------      ------       --------     --------
  Operating income (loss)..............      202.4        123.6      109.6        16.3          (55.1)       396.8
                                                                                                          --------
Net interest expense...................                                                                       62.0
Miscellaneous (income) expense.........                                                                        1.4
                                                                                                          --------
Income from continuing operations
  before income tax expense............                                                                   $  333.4
                                                                                                          ========
Long-lived assets......................      321.6        141.8      199.0       123.6            5.0        791.0
Investments in unconsolidated
  companies............................        6.9         47.4        8.5          --             --         62.8
Total assets...........................    1,616.4        793.7      635.6       714.1          748.6      4,508.4
Gross plant additions..................       55.6         31.0       43.1        44.0            0.3        174.0
Depreciation...........................       54.5         24.9       33.8        38.2            1.8        153.2
Amortization...........................       22.3          8.7        8.7        14.8            5.2         59.7
                                          --------     --------     ------      ------       --------     --------

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                                            NET SALES AND REVENUES*          LONG-LIVED ASSETS
                                                         ------------------------------   ------------------------
                                                           2003       2002       2001      2003     2002     2001
                                                         --------   --------   --------   ------   ------   ------
GEOGRAPHICAL INFORMATION
  United States........................................  $3,105.8   $2,868.6   $2,781.8   $435.1   $462.9   $453.9
  Western Europe.......................................   1,521.8    1,229.2    1,179.5    387.3    315.7    268.1
  Asia Pacific.........................................     374.6      355.2      295.1     46.6     43.7     43.5
  Other................................................     624.4      532.3      419.3     24.3     18.9     25.5
                                                         --------   --------   --------   ------   ------   ------
  Total Segments.......................................  $5,626.6   $4,985.3   $4,675.7   $893.3   $841.2   $791.0
                                                         ========   ========   ========   ======   ======   ======

---------------

* Net sales to external customers are attributed to individual regions based upon the destination of product or service delivery.

     Sales and revenues by product category, net of intercompany balances, is as follows:

                           2003       2002       2001
                         --------   --------   --------
Sales and Revenues by
  Product Category
  Pumps & Complementary
    Products...........  $2,249.9   $1,956.3   $1,829.6
  Defense Products.....     997.2      885.9      764.4
  Defense Services.....     792.2      627.8      540.5
  Connectors &
    Switches...........     583.0      560.2      609.4
  Fluid Handling.......     447.3      470.3      437.3
  Flow Control.........     158.6      156.1      166.5
  Brakes...............     206.1      153.6      146.6
  Marine Products......      86.9       76.7       68.1
  Shock Absorbers......      89.6       75.8       77.0
  Network Systems &
    Services...........      15.8       22.6       36.3
                         --------   --------   --------
  Total................  $5,626.6   $4,985.3   $4,675.7
                         ========   ========   ========

     Defense Electronics & Services had sales and revenues from the United States government of $1,454.7, $1,105.3 and $1,104.9 for 2003, 2002 and 2001,
respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

  FLUID TECHNOLOGY:

     This segment contains the Company's pump businesses, including brands such as Flygt(R), Goulds(R), Bell & Gossett(R), A-C Pump(R), Lowara(R), Vogel(R), and Richter(TM) making the Company the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers, engineered valves and related products as well as systems for municipal, industrial, residential, agricultural and commercial applications with brand names such as McDonnell & Miller(R) and ITT Standard(R) in addition to those mentioned above. This segment comprises approximately 40% of the Company's sales and revenues and approximately 45% of its segment operating income for 2003.

  DEFENSE ELECTRONICS & SERVICES:

     The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 44% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 81%, 73% and 85% of 2003, 2002 and 2001 Defense Electronics & Services sales and revenues, respectively, were to the U.S. government. The Defense Electronics & Services segment comprises about 32% of the Company's sales and revenues and 31% of its segment operating income in 2003.

  MOTION & FLOW CONTROL:

     Businesses in the Motion & Flow Control segment produce switches and valves for industrial and aerospace applications, products for the marine and leisure markets under the brands Jabsco(R), Rule(R), Flojet(R) and Danforth(R), fluid handling materials such as tubing systems and connectors for various automotive and industrial markets, specialty shock absorbers under the brand KONI and brake components for the transportation industry. The Motion & Flow Control segment comprises approximately 17% of the Company's sales and revenues and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
approximately 22% of its segment operating income for 2003.

  ELECTRONIC COMPONENTS:

     This business consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in communications, computing, aerospace and industrial applications as well as network services. This segment comprises about 11% of the Company's sales and revenues and 2% of its segment operating income for 2003.

  CORPORATE AND OTHER:

     This primarily includes the operating results and assets of Corporate Headquarters.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 24

QUARTERLY RESULTS FOR 2003 AND 2002

                                                                              THREE MONTHS ENDED
                                                           --------------------------------------------------------
                                                           MAR. 31     JUNE 30     SEPT. 30    DEC. 31       YEAR
                                                           --------    --------    --------    --------    --------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)
2003
Sales and revenues.......................................  $1,296.4    $1,438.2    $1,375.2    $1,516.8    $5,626.6
Costs of sales and revenues..............................     846.4       949.6      903.7        983.8     3,683.5
Income from continuing operations........................      86.7        92.1      102.5        109.6       390.9
Net income...............................................      86.7        99.9      109.2        108.1       403.9
Income from continuing operations per share
  -- Basic(a)............................................  $   0.94    $   1.00    $  1.11     $   1.18    $   4.24
  -- Diluted.............................................  $   0.92    $   0.98    $  1.09     $   1.16    $   4.15
Net income per share
  -- Basic(a)............................................  $   0.94    $   1.08    $  1.18     $   1.17    $   4.38
  -- Diluted.............................................  $   0.92    $   1.06    $  1.16     $   1.15    $   4.29
Common stock information
Price range:
  High...................................................  $  62.09    $  67.20    $ 69.59     $  75.40    $  75.40
  Low....................................................  $  50.11    $  53.17    $ 59.00     $  60.13    $  50.11
  Close..................................................  $  53.41    $  65.46    $ 59.84     $  74.21    $  74.21
Dividends per share......................................  $   0.16    $   0.16    $  0.16     $   0.16    $   0.64
                                                           --------    --------    --------    --------    --------
2002
Sales and revenues.......................................  $1,185.8    $1,320.1    $1,235.1    $1,244.3    $4,985.3
Costs of sales and revenues..............................     770.6       866.0      798.8        776.5     3,211.9
Income from continuing operations........................      71.5        92.9      120.4         95.1       379.9
Net income...............................................      71.5        92.9      120.4         95.1       379.9
Income from continuing operations per share
  -- Basic...............................................  $   0.80    $   1.02    $  1.31     $   1.04    $   4.17
  -- Diluted(a)..........................................  $   0.77    $   0.99    $  1.28     $   1.01    $   4.06
Net income per share
  -- Basic...............................................  $   0.80    $   1.02    $  1.31     $   1.04    $   4.17
  -- Diluted(a)..........................................  $   0.77    $   0.99    $  1.28     $   1.01    $   4.06
Common stock information
Price range:
  High...................................................  $  64.50    $  70.85    $ 70.46     $  66.38    $  70.85
  Low....................................................  $  45.80    $  62.40    $ 53.91     $  56.90    $  45.80
  Close..................................................  $  63.04    $  70.60    $ 62.33     $  60.69    $  60.69
Dividends per share......................................  $   0.15    $   0.15    $  0.15     $   0.15    $   0.60
                                                           --------    --------    --------    --------    --------

------------
(a) The sum of the quarters' earnings per share does not equal the full year amounts due to rounding.

     The above table reflects the range of market prices of the Company's common stock for 2003 and 2002. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company's common stock is traded, under the symbol "ITT." The Company's common stock is listed on the following exchanges: Frankfurt, London, Midwest, New York, Pacific, and Paris.

     During the period from January 1, 2004 through February 29, 2004, the high and low reported market prices of the Company's common stock were $78.52 and $71.26, respectively. The Company declared dividends of $0.17 per common share in the first quarter of 2004. There were 30,553 holders of record of the Company's common stock on February 29, 2004.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 25

SUBSEQUENT EVENTS

     On January 19, 2004, the Company announced it had acquired approximately 81.4% of the shares of WEDECO AG Water Technology ("Wedeco") for approximately $232.5. Wedeco is the world's largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment. The acquisition expands the Company's technological and geographic reach of its water business.

     Additionally, on February 9, 2004, the Company signed a definitive agreement to purchase the Remote Sensing Systems ("RSS") business from Eastman Kodak Company for $725. RSS is the world's leading supplier of high-resolution satellite imaging systems and image information processing services. The acquisition significantly broadens the Company's space payload and service product offering for U.S. military as well as other science, government and commercial customers.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                      BALANCE    CHARGED TO                 WRITE-OFF/
                                        AT       COSTS AND    TRANSLATION   PAYMENTS/    BALANCE AT
                                     JANUARY 1    EXPENSES    ADJUSTMENT      OTHER      DECEMBER 31
                                     ---------   ----------   -----------   ----------   -----------
YEAR ENDED DECEMBER 31, 2003
Trade Receivables -- Allowance for
  doubtful accounts................   $ 22.7       $  6.6        $ 2.6        $ (8.6)      $ 23.3
Restructuring......................     16.3         33.0           --         (29.2)        20.1
YEAR ENDED DECEMBER 31, 2002
Trade Receivables -- Allowance for
  doubtful accounts................   $ 21.7       $  5.8        $ 1.4        $ (6.2)      $ 22.7
Restructuring......................     51.9          9.6           --         (45.2)        16.3
YEAR ENDED DECEMBER 31, 2001
Trade Receivables -- Allowance for
  doubtful accounts................   $ 21.0       $  5.9        $(0.7)       $ (4.5)      $ 21.7
Restructuring......................     18.5         61.0           --         (27.6)        51.9

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                             ITT INDUSTRIES, INC.

                                             By     /s/ MARK E. LANG

                                             -----------------------------------
                                                         MARK E. LANG
                                                   VICE PRESIDENT AND CORPORATE
                                                         CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

March 11, 2004

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
          /s/ LOUIS J. GIULIANO               Chairman, President and Chief            March 9, 2004
------------------------------------------      Executive Officer and Director
            LOUIS J. GIULIANO
      (PRINCIPAL EXECUTIVE OFFICER)

          /s/ EDWARD W. WILLIAMS              Senior Vice President and Chief          March 9, 2004
------------------------------------------      Financial Officer
            EDWARD W. WILLIAMS
      (PRINCIPAL FINANCIAL OFFICER)

           /s/ RAND V. ARASKOG                Director                                 March 9, 2004
------------------------------------------
             RAND V. ARASKOG

          /s/ CURTIS J. CRAWFORD              Director                                 March 9, 2004
------------------------------------------
            CURTIS J. CRAWFORD

          /s/ CHRISTINA A. GOLD               Director                                 March 9, 2004
------------------------------------------
            CHRISTINA A. GOLD

          /s/ /S/ RALPH F. HAKE               Director                                 March 9, 2004
------------------------------------------
              RALPH F. HAKE

            /s/ JOHN J. HAMRE                 Director                                 March 9, 2004
------------------------------------------
              JOHN J. HAMRE

          /s/ RAYMOND W. LEBOEUF              Director                                 March 9, 2004
------------------------------------------
            RAYMOND W. LEBOEUF

          /s/ FRANK T. MACINNIS               Director                                 March 9, 2004
------------------------------------------
            FRANK T. MACINNIS

           /s/ LINDA S. SANFORD               Director                                 March 9, 2004
------------------------------------------
             LINDA S. SANFORD

         /s/ MARKOS I. TAMBAKERAS             Director                                 March 9, 2004
------------------------------------------
           MARKOS I. TAMBAKERAS

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
   3
          (a)  ITT Industries, Inc.'s Restated
                 Articles of Incorporation...........    Incorporated by reference to Exhibit
                                                         3(i) to ITT Industries' Form 10-Q for
                                                           the quarterly period ended June 30,
                                                           1997 (CIK No. 216228, File No.
                                                           1-5627).
          (b)  Form of Rights Agreement between ITT
                 Indiana, Inc. and The Bank of New
                 York, as Rights Agent...............    Incorporated by reference to Exhibit 1
                                                         to ITT Industries' Form 8-A dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (c)  ITT Industries, Inc.'s By-laws, as
                 amended December 3, 2002............    Incorporated by reference, to Exhibit
                                                           3(c) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 2002. (CIK No. 216228, File No.
                                                           1-5627).
   4      Instruments defining the rights of security
          holders, including indentures..............    Not required to be filed. The
                                                         Registrant hereby agrees to file with
                                                           the Commission a copy of any
                                                           instrument defining the rights of
                                                           holders of long-term debt of the
                                                           Registrant and its consolidated
                                                           subsidiaries upon request of the
                                                           Commission.
   9      Voting Trust Agreement.....................    None.
  10      Material contracts
          (a)  ITT Industries, Inc. 2003 Equity
                 Incentive Plan......................    Incorporated by reference to Appendix
                                                         I of ITT Industries' Proxy Statement
                                                           dated March 27, 2003 (CIK No.
                                                           216228, File No. 1-5627).
          (b)  ITT Industries 1997 Long-Term
                 Incentive Plan......................    Incorporated by reference to Appendix
                                                         II to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (c)  ITT Industries 1997 Annual Incentive
                 Plan for Executive Officers.........    Incorporated by reference to Appendix
                                                         I to ITT Industries' Proxy Statement
                                                           dated March 26, 1997 (CIK No.
                                                           216228, File No. 1-5627).
          (d)  Form of group life insurance plan for
                 non-employee members of the Board of
                 Directors...........................    Incorporated by reference to exhibits
                                                         to ITT Delaware's Form 10-K for the
                                                           fiscal year ended December 31, 1983
                                                           (CIK No. 216228, File No. 1-5627).
          (e)  ITT Industries 1986 Incentive Stock
                 Plan................................    Incorporated by reference to ITT
                                                           Delaware's Registration Statement on
                                                           Form S-8 (Registration No. 33-5412)
                                                           (CIK No. 216228, File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (f)  Form of indemnification agreement with
                 directors...........................    Incorporated by reference to Exhibit
                                                           10(h) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (g)  ITT Industries, Inc. Senior Executive
                 Severance Pay Plan..................    Incorporated by reference to Exhibit
                                                           10.15 to ITT Industries' Form 8-B
                                                           dated December 20, 1995 (CIK No.
                                                           216228, File No. 1-5627).
          (h)  ITT Industries Special Senior
                 Executive Severance Pay Plan........    Incorporated by reference to Exhibit
                                                           10(j) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 1996 (CIK No. 216228, File No.
                                                           1-5627).
          (i)  1994 ITT Industries Incentive Stock
                 Plan................................    Incorporated by reference to Appendix
                                                         A to ITT Delaware's Proxy Statement
                                                           dated March 28, 1994 (CIK No.
                                                           216228, File No. 1-5627).
          (j)  ITT Industries 1996 Restricted Stock
                 Plan for Non-Employee Directors, as
                 amended.............................    Incorporated by reference to Exhibit
                                                           10(a) to ITT Industries' Form 10-Q
                                                           for the quarterly period ended
                                                           September 30, 2000 (CIK No. 216228,
                                                           File No. 1-5627).
          (k)  Distribution Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.1 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (l)  Intellectual Property License
                 Agreement between and among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.2 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (m)  Tax Allocation Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.3 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (n)  Employee Benefit Services and
                 Liability Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc.........    Incorporated by reference to Exhibit
                                                         10.7 to ITT Industries' Form 8-B dated
                                                           December 20, 1995 (CIK No. 216228,
                                                           File No. 1-5627).
          (o)  Five-year Competitive Advance and
                 Revolving Credit Facility Agreement
                 dated as of November 10, 2000.......    Incorporated by reference to Exhibit
                                                         10 to ITT Industries' Form 8-K Current
                                                           Report dated November 20, 2000 (CIK
                                                           No. 216228, File No. 1-5627).

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
          (p)  ITT Industries Enhanced Severance Pay
                 Plan................................    Incorporated by reference to Exhibit
                                                           10(s) to ITT Industries' Form 8-K
                                                           Current Report dated June 5, 1997
                                                           (CIK No. 216228, File No. 1-5627).
          (q)  Agreement with Valeo SA with respect
                 to the sale of the Automotive
                 Electrical Systems Business.........    Incorporated by reference to Exhibit
                                                           10(b) to ITT Industries' Form 10-Q
                                                           Quarterly Report for the quarterly
                                                           period ended June 30, 1998 (CIK No.
                                                           216228, File No. 1-5627).
          (r)  Agreement with Continental AG with
                 respect to the sale of the
                 Automotive Brakes and Chassis
                 Business............................    Incorporated by reference to Exhibit
                                                         2.1 to ITT Industries' Form 8-K
                                                           Current Report dated October 13,
                                                           1998 (CIK No. 216228, File No.
                                                           1-5627).
          (s)  ITT Industries Deferred Compensation
                 Plan................................    Incorporated by reference to Exhibit
                                                           10(r) to ITT Industries' Form 10-K
                                                           for the fiscal year ended December
                                                           31, 2000 (CIK No. 216228, File No.
                                                           1-5627).
  11      Statement re computation of per share
            earnings.................................    Not required to be filed.
  12      Statement re computation of ratios.........    Filed herewith.
  13      Annual report to security holders, Form
            10-Q or quarterly report to security         Not required to be filed.
            holders..................................
  16      Letter re change in certifying                 Incorporated by reference to Exhibit
          accountant.................................    16 to ITT Industries' Form 8-K Current
                                                           Report dated March 26, 2002 (CIK No.
                                                           216228, File No. 1-5627).
  18      Letter re change in accounting                 None.
          principles.................................
  21      Subsidiaries of the Registrant.............    Filed herewith.
  22      Published report regarding matters
            submitted to vote of security holders....    Not required to be filed.
23.1      Consent of Deloitte & Touche LLP...........    Filed herewith.
23.2      Consent of Arthur Andersen LLP.............    Filed herewith.
  24      Power of attorney..........................    None.
31.1      Certification pursuant to Rule 13a-14a/11d-
          14(a) of the Securities Exchange Act of
          1934, as adopted pursuant to Section 302 of
          the Sarbanes Oxley Act of 2002.............    Attached.
31.2      Certification pursuant to Rule 13a-14a/11d-
          14(a) of the Securities Exchange Act of
          1934, as adopted pursuant to Section 302 of
          the Sarbanes Oxley Act of 2002.............    Attached.

EXHIBIT
NUMBER                      DESCRIPTION                                 LOCATION
32.1      Certification Pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of     This Exhibit is intended to be
            2002.....................................    furnished in accordance with
                                                           Regulation S-K item 601(b)(32)(ii)
                                                           and shall not be deemed to be filed
                                                           for purposes of Section 18 of the
                                                           Securities Exchange Act of 1934 or
                                                           incorporated by reference into any
                                                           filing under the Securities Act of
                                                           1933, except as shall be expressly
                                                           set forth by specific reference.
32.2      Certification Pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of     This Exhibit is intended to be
            2002.....................................    furnished in accordance with
                                                           Regulation S-K item 601(b)(32)(ii)
                                                           and shall not be deemed to be filed
                                                           for purposes of Section 18 of the
                                                           Securities Exchange Act of 1934 or
                                                           incorporated by reference into any
                                                           filing under the Securities Act of
                                                           1933, except as shall be expressly
                                                           set forth by specific reference.