Form 10-Q
period 2004-03-31
ITT INDUSTRIES INC
filed 2004-05-07
CIK 216228

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     As of April 30, 2004, there were outstanding 92,615,401 shares of common stock ($1 par value per share) of the registrant.

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I    FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three Months
                   Ended March 31, 2004 and 2003...............................    2
                   Consolidated Condensed Balance Sheets -- March 31, 2004 and
                   December 31, 2003...........................................    3
                   Consolidated Condensed Statements of Cash Flows -- Three
                   Months Ended March 31, 2004 and 2003........................    4
                   Notes to Consolidated Condensed Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations:
                   Three Months Ended March 31, 2004 and 2003..................   19
          Item 3.  Quantitative and Qualitative Disclosure about Market Risk...   33
          Item 4.  Controls and Procedures.....................................   33
Part II   OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................   33
          Item 2.  Changes in Securities.......................................   33
          Item 6.  Exhibits and Reports on Form 8-K............................   34
                   Signature...................................................   35
                   Exhibit Index...............................................   36

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Sales and revenues..........................................  $1,515.9   $1,296.4
                                                              --------   --------
Costs of sales and revenues.................................   1,007.1      846.4
Selling, general, and administrative expenses...............     230.2      200.3
Research, development, and engineering expenses.............     144.9      129.6
Restructuring and asset impairment charges..................       4.7       10.4
                                                              --------   --------
Total costs and expenses....................................   1,386.9    1,186.7
                                                              --------   --------
Operating income............................................     129.0      109.7
Interest expense (income), net..............................       1.1      (15.1)
Miscellaneous expense, net..................................       3.6        0.7
                                                              --------   --------
Income from continuing operations before income taxes.......     124.3      124.1
Income tax expense..........................................      36.2       37.4
                                                              --------   --------
Income from continuing operations...........................      88.1       86.7
Discontinued operations:
  Income from discontinued operations, including tax expense
     of $0.4................................................       0.8         --
                                                              --------   --------
Net income..................................................  $   88.9   $   86.7
                                                              ========   ========
EARNINGS PER SHARE:
Income from continuing operations:
  Basic.....................................................  $   0.95   $   0.94
  Diluted...................................................  $   0.93   $   0.92
Discontinued operations:
  Basic.....................................................  $   0.01   $     --
  Diluted...................................................  $   0.01   $     --
Net income:
  Basic.....................................................  $   0.96   $   0.94
  Diluted...................................................  $   0.94   $   0.92
Cash dividends declared per common share....................  $   0.17   $   0.16
Average Common Shares -- Basic..............................      92.3       91.8
Average Common Shares -- Diluted............................      94.5       93.7

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above income statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  199.1       $  414.2
  Receivables, net..........................................    1,161.0          974.6
  Inventories, net..........................................      618.4          578.5
  Deferred income taxes.....................................       68.1           68.2
  Other current assets......................................       86.0           70.0
                                                               --------       --------
          Total current assets..............................    2,132.6        2,105.5
                                                               --------       --------
Plant, property, and equipment, net.........................      869.9          893.3
Deferred income taxes.......................................      374.7          373.3
Goodwill, net...............................................    1,845.6        1,629.1
Other intangible assets, net................................       79.4           74.8
Other assets................................................      969.1          861.6
                                                               --------       --------
          Total non-current assets..........................    4,138.7        3,832.1
                                                               --------       --------
          TOTAL ASSETS......................................   $6,271.3       $5,937.6
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  689.5       $  635.3
  Accrued expenses..........................................      612.4          653.4
  Accrued taxes.............................................      276.3          251.9
  Notes payable and current maturities of long-term debt....      414.6          141.5
  Other current liabilities.................................        4.6            4.5
                                                               --------       --------
          Total current liabilities.........................    1,997.4        1,686.6
                                                               --------       --------
Pension benefits............................................    1,183.7        1,187.6
Postretirement benefits other than pensions.................      215.8          216.2
Long-term debt..............................................      471.6          460.9
Other liabilities...........................................      535.7          538.6
                                                               --------       --------
          Total non-current liabilities.....................    2,406.8        2,403.3
                                                               --------       --------
          TOTAL LIABILITIES.................................    4,404.2        4,089.9
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
     No par value, none issued..............................         --             --
  Common stock:
     Authorized 200,000,000 shares, $1 par value per share
       Outstanding: 92,271,319 shares as of March 31, 2004
      and December 31, 2003, respectively...................       92.3           92.3
  Retained earnings.........................................    2,334.3        2,277.1
  Accumulated other comprehensive loss:
     Unrealized loss on investment securities and cash flow
      hedges................................................       (0.5)          (0.6)
     Unrealized loss on minimum pension liability...........     (602.2)        (602.2)
     Cumulative translation adjustments.....................       43.2           81.1
                                                               --------       --------
          Total accumulated other comprehensive loss........     (559.5)        (521.7)
                                                               --------       --------
          Total shareholders' equity........................    1,867.1        1,847.7
                                                               --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $6,271.3       $5,937.6
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
OPERATING ACTIVITIES
Net income..................................................  $  88.9    $  86.7
Income from discontinued operations.........................     (0.8)        --
                                                              -------    -------
Income from continuing operations...........................     88.1       86.7
Adjustments to income from continuing operations:
  Depreciation and amortization.............................     48.9       45.8
  Restructuring and asset impairment charges................      4.7       10.4
  Payments for restructuring................................     (9.5)      (5.1)
  Change in receivables.....................................   (158.3)     (99.7)
  Change in inventories.....................................      2.6       (9.1)
  Change in accounts payable and accrued expenses...........     (4.2)     (48.2)
  Change in accrued and deferred taxes......................     21.6       17.9
  Change in other current and non-current assets............   (115.4)    (209.5)
  Change in non-current liabilities.........................      0.4      (14.0)
  Other, net................................................      5.6        9.1
                                                              -------    -------
  Net cash -- operating activities..........................   (115.5)    (215.7)
                                                              -------    -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (29.0)     (21.8)
Acquisitions, net of cash acquired..........................   (243.0)     (35.1)
Proceeds from sale of assets and businesses.................      2.6        7.8
Other, net..................................................      0.3         --
                                                              -------    -------
  Net cash -- investing activities..........................   (269.1)     (49.1)
                                                              -------    -------
FINANCING ACTIVITIES
Short-term debt, net........................................    251.2      246.5
Long-term debt repaid.......................................    (35.5)      (0.6)
Long-term debt issued.......................................       --        0.2
Repurchase of common stock..................................    (39.6)      (2.0)
Proceeds from issuance of common stock......................     17.3        2.5
Dividends paid..............................................    (14.8)     (13.8)
Other, net..................................................       --        0.1
                                                              -------    -------
  Net cash -- financing activities..........................    178.6      232.9
                                                              -------    -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     (8.9)       2.4
NET CASH -- DISCONTINUED OPERATIONS.........................     (0.2)       0.9
                                                              -------    -------
Net change in cash and cash equivalents.....................   (215.1)     (28.6)
Cash and cash equivalents -- beginning of period............    414.2      202.2
                                                              -------    -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 199.1    $ 173.6
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $   6.5    $   7.0
                                                              =======    =======
  Income taxes..............................................  $  14.6    $  19.6
                                                              =======    =======

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above cash flow statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES, NET

     Net receivables consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Trade.......................................................  $1,098.4       $936.3
Other.......................................................      89.9         67.4
Less: allowance for doubtful accounts and cash discounts....     (27.3)       (29.1)
                                                              --------       ------
                                                              $1,161.0       $974.6
                                                              ========       ======

2) INVENTORIES, NET

     Net inventories consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Finished goods..............................................   $173.9        $159.4
Work in process.............................................    255.5         182.4
Raw materials...............................................    288.8         312.8
Less: progress payments.....................................    (99.8)        (76.1)
                                                               ------        ------
                                                               $618.4        $578.5
                                                               ======        ======

3) PLANT, PROPERTY, AND EQUIPMENT, NET

     Net plant, property, and equipment consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Land and improvements.......................................  $    58.9    $    60.5
Buildings and improvements..................................      458.7        465.2
Machinery and equipment.....................................    1,602.2      1,618.1
Furniture, fixtures and office equipment....................      246.3        250.1
Construction work in progress...............................       76.0         68.2
Other.......................................................       53.3         45.1
                                                              ---------    ---------
                                                                2,495.4      2,507.2
Less: accumulated depreciation and amortization.............   (1,625.5)    (1,613.9)
                                                              ---------    ---------
                                                              $   869.9    $   893.3
                                                              =========    =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Product sales...............................................  $1,252.8   $1,097.3
Service revenues............................................     263.1      199.1
                                                              --------   --------
Total sales and revenues....................................  $1,515.9   $1,296.4
                                                              ========   ========
Costs of product sales......................................  $  816.5   $  708.7
Costs of service revenues...................................     190.6      137.7
                                                              --------   --------
Total costs of sales and revenues...........................  $1,007.1   $  846.4
                                                              ========   ========

     The Defense Electronics & Services segment comprises $235.1 and $178.5 of total service revenues for the three months ended March 31, 2004 and 2003, respectively, and $161.9 and $118.3 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended March 31, 2004
Net income..................................................                            $88.9
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(37.9)      $  --       (37.9)
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      0.2        (0.1)        0.1
                                                               ------       -----       -----
     Other comprehensive income (loss)......................   $(37.7)      $(0.1)      (37.8)
                                                               ------       -----       -----
Comprehensive income........................................                            $51.1
                                                                                        =====

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended March 31, 2003
Net income..................................................                            $ 86.7
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $22.2       $ --          22.2
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................     (0.3)       0.1          (0.2)
                                                                -----       ----        ------
     Other comprehensive income (loss)......................    $21.9       $0.1          22.0
                                                                -----       ----        ------
Comprehensive income........................................                            $108.7
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share...............  92.3    91.8
Common stock equivalents....................................   2.2     1.9
                                                              ----    ----
Shares used in the computation of diluted earnings per
  share.....................................................  94.5    93.7
                                                              ====    ====

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003 were 0.0 and 1.5, respectively.

7) STOCK-BASED EMPLOYEE COMPENSATION

     At March 31, 2004, the Company has one stock-based employee compensation plan that is issuing new options and restricted shares. The Company also has two stock-based employee compensation plans and two stock-based non-employee director's compensation plans that have options and restricted shares outstanding, but will not be issuing additional stock-based compensation. These plans are described more fully in Note 20, "Shareholders' Equity," within the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation expense for these plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Net income
  As reported...............................................  $88.9   $86.7
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for awards
  not reflected in net income -- net of tax.................   (3.1)   (1.9)
                                                              -----   -----
  Pro forma net income......................................  $85.8   $84.8
Basic earnings per share
  As reported...............................................  $0.96   $0.94
  Pro forma.................................................   0.93    0.92
Diluted earnings per share
  As reported...............................................  $0.94   $0.92
  Pro forma.................................................   0.91    0.90

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in the three months ended March 31, 2004 and 2003: dividend yield of 1.40% and 1.58%, respectively; expected volatility of 25.84% and 28.77%, respectively; expected life of six years; and risk-free interest rates of 3.66% and 3.38%, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Condensed Income Statements during the three month periods ended March 31, 2004 and 2003 was $0.1 and $0.2, respectively.

8) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  2004 RESTRUCTURING ACTIVITIES

     During the first quarter of 2004, the Company recognized a $5.3 charge, primarily for the planned severance of 103 employees. The actions by segment are as follows:

     - The Fluid Technology segment recorded $2.7 for the termination of 50 employees, including 15 factory workers and 35 office workers. Asset write-offs and other costs totaling $0.4 and $0.1, respectively, were also recognized during the quarter.

     - The Electronic Components segment recorded $1.7 of the charge primarily for the reduction of 35 employees, including 23 factory workers, 11 office workers and one management employee.

     - The Motion & Flow Control segment recognized $0.2 for the termination of 16 employees, including three factory workers and 13 office workers.

     - Corporate headquarters recorded $0.2 for the severance of one office worker and one management employee.

  2003 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2003, the Company announced actions to reduce operating costs primarily through the reduction of headcount. The new $15.4 restructuring charge primarily reflects the severance of 301 employees. The actions by segment are as follows:

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

     During the third quarter of 2003, the Company announced actions to reduce operating costs primarily through the reduction of headcount. The new $2.6 restructuring charge primarily reflects the planned severance of 72 employees. The actions by segment are as follows:

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

     - The Motion & Flow Control segment recorded a $0.4 charge for the planned severance of one management employee and four office workers.

     In addition to the new restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.2 of severance and employee benefit costs related to actions announced during the first quarter.

     During the second quarter of 2003, the Company continued its program to reduce structural costs and increase profitability. New restructuring actions totaling $4.7 were announced during the period. The charge primarily reflected the planned severance of 148 employees and the cancellation of an operating lease. The actions by segment are as follows:

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

     During the first quarter of 2003, the Company recorded a $9.0 restructuring charge primarily for the planned severance of 465 persons. Severance of $8.3 represents the majority of the charge. The actions by segment are as follows:

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

                                                 DEFENSE      MOTION &
                                   FLUID      ELECTRONICS &     FLOW     ELECTRONIC   CORPORATE
                                 TECHNOLOGY     SERVICES      CONTROL    COMPONENTS   AND OTHER   TOTAL
                                 ----------   -------------   --------   ----------   ---------   -----
Balance December 31, 2003......    $11.3          $0.8          $3.7        $3.5        $0.8      $20.1
Payments for prior charges.....     (4.8)         (0.4)         (1.3)       (1.0)       (0.3)      (7.8)
Reversal of prior charges......     (0.2)           --            --        (0.4)         --       (0.6)
2004 restructuring charges.....      2.8            --           0.2         1.7         0.2        4.9
Payments for 2004 charges......     (0.4)           --          (0.1)       (1.2)         --       (1.7)
Other, including translation...     (0.4)         (0.1)          0.1          --        (0.1)      (0.5)
                                   -----          ----          ----        ----        ----      -----
Balance March 31, 2004.........    $ 8.3          $0.3          $2.6        $2.6        $0.6      $14.4
                                   =====          ====          ====        ====        ====      =====

     During the first quarter of 2004, $0.2 and $0.4 of restructuring accruals related to 2003 and 2001 restructuring actions, respectively, were reversed into income. The reversals related to the 2003 actions primarily reflect lower than anticipated severance costs on completed actions due to favorable employee attrition at the Electronic Components segment. The reversals associated with the 2001 actions represent lower than anticipated closed facility costs.

     At December 31, 2003, the accrual balance for restructuring activities was $20.1. Cash payments of $9.5 and an additional cash charge of $4.9 were recorded in the first three months of 2004. The accrual balance at March 31, 2004 is $14.4, which includes $12.7 for severance and $1.7 for facility carrying costs and other.

     As of December 31, 2003, remaining actions under restructuring activities announced in 2003, 2002 and 2001 were to close one facility and reduce headcount by 208. During the first three months of 2004, the Company reduced headcount by 177 persons related to all plans, leaving a balance of 131 planned reductions. Actions announced during the first quarter of 2004 will be completed by the end of the second quarter of 2004. Actions announced during 2003 will be substantially completed by the end of the third quarter of 2004. All of the actions contemplated under the 2002 and 2001 plans were substantially completed in 2003. Closed facility expenditures and severance run-off related to the 2001 plan will continue to be incurred in 2004. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1, "Accounting Policies", and 18, "Financial Instruments," within the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks.

     At March 31, 2004 and December 31, 2003, the values of the Company's interest rate swaps were $100.3 and $81.6, including $8.1 and $4.0 of accrued interest, respectively.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not required as no material activity occurred during the first three months of 2004 and 2003. Additional disclosures required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are presented below.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

  HEDGES OF FUTURE CASH FLOWS

     At March 31, 2004 and December 31, 2003 the Company had no foreign currency cash flow hedges outstanding.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At March 31, 2004 and December 31, 2003, the Company had foreign currency forward contracts with notional amounts of $73.0 and $81.1, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2004 and 2003 contracts were $(0.5) and $0.2 at March 31, 2004 and December 31, 2003, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first three months of 2004 and 2003 amounted to $(0.1) and $0.0, respectively. There were no amounts excluded from the measure of effectiveness.

     The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

10) GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company follows the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant. Annual goodwill impairment tests were completed in the first quarters of 2004 and 2003 (as of the beginning of the year) and it was determined that no impairment exists.

     Changes in the carrying amount of goodwill for the quarter ended March 31, 2004, by business segment, are as follows:

                                                     DEFENSE     MOTION
                                        FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                      TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
                                      ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31, 2003.....   $  809.4      $303.7      $181.6      $329.4       $5.0      $1,629.1
Goodwill acquired during the
  period............................      224.3          --          --          --         --         224.3
Other, including foreign currency
  translation.......................       (7.7)         --        (0.9)        0.8         --          (7.8)
                                       --------      ------      ------      ------       ----      --------
Balance as of March 31, 2004........   $1,026.0      $303.7      $180.7      $330.2       $5.0      $1,845.6
                                       ========      ======      ======      ======       ====      ========

     Information regarding the Company's other intangible assets follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Finite-lived intangibles --
  Patents and other.........................................    $39.4        $34.1
  Accumulated amortization..................................     (9.1)        (8.4)
Indefinite-lived intangibles --
  Brands and trademarks.....................................     17.7         17.7
  Pension related...........................................     31.4         31.4
                                                                -----        -----
  Net intangibles...........................................    $79.4        $74.8
                                                                =====        =====

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     Amortization expense related to intangible assets for the three month periods ended March 31, 2004 and 2003 was $0.7 and $0.4, respectively. Estimated amortization expense for each of the five succeeding years is $3.0 per year.

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

     At March 31, 2004, the Company had automotive discontinued operations accruals of $186.1 that are primarily related to taxes ($154.2), product recalls ($7.8), environmental obligations ($14.2) and employee benefits ($9.9). During the first quarter of 2004, the Company paid thirty six thousand dollars of its automotive discontinued operations liabilities. The Company expects that it will cash settle $154.2 of tax obligations in 2004 or 2005.

12) PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

     The components of net periodic pension cost consist of the following:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Components of net periodic pension cost:
  Service cost..............................................  $ 20.8   $ 18.3
  Interest cost.............................................    66.1     64.1
  Expected return on plan assets............................   (83.7)   (81.8)
  Amortization of transition assets.........................      --      0.1
  Amortization of prior service cost........................     1.7      1.6
  Recognized actuarial loss.................................    12.7      6.0
                                                              ------   ------
  Net periodic pension cost.................................  $ 17.6   $  8.3
                                                              ------   ------

     Net periodic pension expense increased in the first quarter of 2004 as a result of the lower discount rate adopted at year end 2003, higher average foreign exchange rates, lower expected returns on assets as a result of the operation of the asset smoothing method reflecting adverse financial experience in 2002 and 2001 and a higher amortization of actuarial losses.

     The Company contributed approximately $100.0 to its various plans during the first quarter of 2004. Additional contributions totaling between $5.0 and $10.0 are expected over the balance of 2004.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The components of net periodic postretirement cost consist of the following:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Components of net periodic postretirement cost:
  Service cost..............................................  $ 1.8    $ 1.7
  Interest cost.............................................    9.8      9.7
  Expected return on plan assets............................   (4.7)    (3.9)
  Amortization of prior service benefit.....................   (1.0)    (1.0)
  Recognized actuarial loss.................................    3.5      3.9
                                                              -----    -----
  Net periodic postretirement cost..........................  $ 9.4    $10.4
                                                              -----    -----

     Net periodic expense decreased in the first quarter of 2004 as a result of the higher than expected return on invested assets and lower than expected benefit payments during 2003.

13) COMMITMENTS AND CONTINGENCIES

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

  ENVIRONMENTAL

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, "Accounting Policies" in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K. In management's opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of March 31, 2004, the Company is responsible, or is alleged to be responsible, for 104 environmental investigation and remediation sites in various countries. In many of these proceedings, the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

Company's liability is considered de minimis. At March 31, 2004, the Company calculated a best estimate of $108.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $80.0 and the high range estimate for those liabilities is $171.0. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of March 31, 2004, the Company's accrual for this liability was $10.9 representing its best estimate; its low estimate for the liability is $7.4 and its high estimate is $16.4.

     ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $5.9 and $20.1. The Company has accrued $10.5 for this matter, which approximates its best estimate.

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

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. Both actions have been stayed to allow the parties to negotiate an acceptable allocation arrangement. In April 2004, the Company and Ace Property & Casualty Company entered into an agreement resolving both cases as they relate to Ace Property & Casualty Company. The Company will pursue similar agreements with several of its other insurers. In addition, Utica National, Goulds' historic insurer, has requested that the Company negotiate a coverage in place agreement to allocate the Goulds asbestos liabilities between insurance policies issued by Utica and those issued by others. The parties are currently negotiating the terms of such an agreement. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. The Company's aviation insurers are contributing to the defense of this matter. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     The Company has received demands from U.S. Silica for partial indemnity regarding personal injury actions alleging injury due to silica. In 1985, the Company sold the stock of its subsidiary Pennsylvania Glass Sand to U.S. Silica. As part of that transaction, the Company provided an indemnity to U.S. Silica for silica personal injury suits. That indemnity expires in September 2005. Costs incurred in these matters related to the defense, settlements or judicial awards are allocated between U.S. Silica and the Company. The Company's allocated portion is paid in part by its historic product liability carriers and then shared pursuant to the Distribution Agreement. See "Company History and Certain Relationships" within Part 1, Item 1 of the 2003 Annual Report on Form 10-K for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

14) GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at March 31, 2004 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at March 31, 2004 the Company has an accrual of $14.2 which is its best estimate of the potential exposure.

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

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company would be required to perform under these guarantees if the District failed to provide interest payments or principal payments due to the bond holders. The maximum amount of the undiscounted future payments on these guarantees equal $28.9. At March 31, 2004, the Company does not believe that a loss contingency is probable for these guarantees and therefore does not have an accrual recorded in its financial statements. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At March 31, 2004, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At March 31, 2004, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

  PRODUCT WARRANTIES

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At March 31, 2004, the Company has a product warranty accrual in the amount of $36.0.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

PRODUCT WARRANTY LIABILITIES

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                  ENDING BALANCE
 JANUARY 1, 2004      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   MARCH 31, 2004
-----------------   -----------------   -----------------------   ----------   --------------
      $34.5               $7.0                   $(0.9)             $(4.6)         $36.0
      -----               ----                   -----              -----          -----

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                  ENDING BALANCE
 JANUARY 1, 2003      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   MARCH 31, 2003
-----------------   -----------------   -----------------------   ----------   --------------
      $40.4               $4.1                   $(0.5)             $(4.1)         $39.9
      -----               ----                   -----              -----          -----

15) BUSINESS SEGMENT INFORMATION

     Unaudited financial information of the Company's business segments for the three months ended March 31, 2004 and 2003 were as follows:

                                              DEFENSE      MOTION &
THREE MONTHS ENDED              FLUID      ELECTRONICS &     FLOW     ELECTRONIC   CORPORATE
MARCH 31, 2004                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS   AND OTHER    TOTAL
------------------            ----------   -------------   --------   ----------   ---------   --------
Sales and revenues..........   $  574.9       $506.5        $274.0      $161.8     $   (1.3)   $1,515.9
                               --------       ------        ------      ------     --------    --------
Costs of sales and
  revenues..................      381.0        314.0         198.6       112.5          1.0     1,007.1
Selling, general, and
  administrative expenses...      124.0         32.7          25.7        32.7         15.1       230.2
Research, development, and
  engineering expenses......       14.0        111.1          10.4         9.4           --       144.9
Restructuring and asset
  impairment charges........        3.2           --           0.2         1.7          0.2         5.3
Reversal of restructuring
  charge....................       (0.2)          --            --        (0.4)          --        (0.6)
                               --------       ------        ------      ------     --------    --------
Total costs and expenses....      522.0        457.8         234.9       155.9         16.3     1,386.9
                               --------       ------        ------      ------     --------    --------
Operating income
  (expense).................       52.9         48.7          39.1         5.9        (17.6)      129.0
                               ========       ======        ======      ======     ========    ========
Total assets................    2,365.1        915.3         733.3       765.4      1,492.2     6,271.3

                                              DEFENSE      MOTION &
THREE MONTHS ENDED              FLUID      ELECTRONICS &     FLOW     ELECTRONIC   CORPORATE
MARCH 31, 2003                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS   AND OTHER    TOTAL
------------------            ----------   -------------   --------   ----------   ---------   --------
Sales and revenues..........   $  503.6       $391.4        $258.1      $144.8     $   (1.5)   $1,296.4
                               --------       ------        ------      ------     --------    --------
Costs of sales and
  revenues..................      334.0        228.4         187.8        98.0         (1.8)      846.4
Selling, general, and
  administrative expenses...      101.4         27.4          23.2        29.9         18.4       200.3
Research, development, and
  engineering expenses......       11.9        101.2           8.7         7.8           --       129.6
Restructuring and asset
  impairment charges........         --           --           0.4         8.9          1.1        10.4
                               --------       ------        ------      ------     --------    --------
Total costs and expenses....      447.3        357.0         220.1       144.6         17.7     1,186.7
                               --------       ------        ------      ------     --------    --------
Operating income
  (expense).................       56.3         34.4          38.0         0.2        (19.2)      109.7
                               ========       ======        ======      ======     ========    ========
Total assets................    1,908.0        880.2         691.4       760.0      1,497.2     5,736.8

(16) QUARTERLY FINANCIAL PERIODS

     The Company's quarterly financial periods end on the Saturday before the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter. The presentation is consistent for all periods.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     The Company produced strong operating performance in the first quarter of 2004. Revenues grew 16.9% from the comparable prior year quarter. Acquisitions and foreign currency contributed 6.7% of the growth and the remaining 10.2% of the increase was attributable to higher volume in the Defense Electronics & Services, Fluid Technology and Electronic Components segments. These results reflect the strength of the Company's portfolio of businesses and the introduction of new products. Based on these results and current/projected market conditions, the Company projects full year 2004 revenue between $6,450 million and $6,600 million.

     Operating income in the first quarter of 2004 was 17.6% higher than the first quarter of 2003. The increase reflects higher volume, partially offset by acquisition integration and start up costs primarily attributable to the acquisition of WEDECO AG Water Technology. Management projects full year 2004 segment operating margin to be between 11.1% and 11.5%

     Diluted earnings per share were $0.94 for the quarter and include the impact of favorable tax settlements, $0.5, and restructuring $(0.3). Diluted earnings per share for the comparable prior year quarter were $0.92 and include the impact of favorable tax settlements, $0.17, and restructuring $(0.08). Full year 2004 diluted earnings per share are projected to be between $4.40 and $4.50.

     The Company used $115.5 million of cash in operating activities. The primary factors for this performance were a $100.0 million prepaid pension contribution and a $158.3 million increase in accounts receivable, reflecting increased sales volume and the timing of shipments. Net income generated from continuing operations and an increase in accounts payable partially offset these items. The Company projects cash from operating activities to be between $485.0 million and $535.0 million for the twelve months ended December 31, 2004.

  THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

     Sales and revenues for the first quarter of 2004 were $1,515.9 million, an increase of $219.5 million, or 16.9%, from the same period for 2003. Costs of sales and revenues of $1,007.1 million for the first quarter of 2004 increased $160.7 million, or 19.0%, from the comparable 2003 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services, Fluid Technology and Electronic Components segments, contributions from acquisitions made by the Fluid Technology segment and the impact of foreign currency translation. The increase in costs of sales also reflects a change in product mix in the Defense Electronics & Services segment.

     Selling, general and administrative ("SG&A") expenses for the first quarter of 2004 were $230.2 million, an increase of $29.9 million, or 14.9%, from the first quarter of 2003. The increase in SG&A expenses was primarily due to increased marketing expense in most segments, including expenses from two first quarter acquisitions, higher general and administrative expenses and other operating expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, administrative expenses related to the two first quarter acquisitions and increased other administrative expenses.

     Research, development and engineering ("RD&E") expenses for the first quarter of 2004 increased $15.3 million, or 11.8%, compared to the first quarter of 2003. The increase is attributable to increased spending in all segments.

     During the first quarter of 2004, the Company recorded a $5.3 million restructuring charge to streamline its operating structure. The charge primarily reflected the planned reduction of 103 persons. Additionally, $0.6 million of restructuring accruals related to 2003 and 2001 restructuring actions were reversed into income, as management determined that certain cash expenditures would not be incurred. During the first quarter of 2003, the Company recorded a $9.0 million restructuring charge to reduce operating costs. The charge primarily reflected the planned reduction of 465 persons. Additionally, in 2003, the Company recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the first quarter of 2004 was $129.0 million, an increase of $19.3 million, or 17.6%, over the first quarter of 2003. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A and RD&E expenses. Segment operating margin for the first quarter of 2004 was 9.7%, which was 0.2% below the segment operating margin for the comparable 2003 period. The decrease reflects the impact of Fluid Technology acquisitions, which produced operating margins below the segment average and changes in sales mix in the Fluid Technology segment, partially offset by higher operating margins in the Defense Electronics & Services segment.

     Interest expense was $1.1 million (net of interest income of $5.3 million, of which $4.3 million relates to a 2004 tax settlement) for the first quarter of 2004. The Company recognized $15.1 million of interest income during the first quarter of 2003. The variance between years is primarily due to interest income of $22.1 million related to a 2003 first quarter tax refund.

     Income tax expense was $36.2 million in the first quarter of 2004, flat with the comparable prior year period.

     Income from continuing operations was $88.1 million, or $0.93 per diluted share compared to $86.7 million or $0.92 per diluted share for the first quarter of 2003. The increase reflects the results discussed above.

     During the first quarter of 2004, the Company recognized $0.8 million of income from discontinued operations. The income primarily relates to the receipt of a tax refund pertaining to the Company's discontinued businesses.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $71.3 million, or 14.2%, and $47.0 million, or 14.1%, respectively, in the first quarter of 2004 compared to the first quarter of 2003. Higher organic sales in the water/wastewater markets and industrial products businesses, acquisition revenue from the water treatment business and the impact of foreign currency translation were the primary factors for the increases. SG&A for the first quarter of 2004 increased $22.6 million, or 22.3%, compared to 2003, mainly due to increased advertising costs, sales commissions and administrative costs in most businesses, and costs attributable to 2004 acquisitions. During the first quarter of 2004, the segment recorded a $3.2 million restructuring charge mainly related to a planned reduction in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Additionally, $0.2 million of restructuring accruals were reversed into income as closed facility costs were less than initially anticipated. Operating income for the first quarter of 2004 was down $3.4 million, or 6.0%, compared to the first quarter of 2003 due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first quarter of 2004 increased $115.1 million, or 29.4%, and $85.6 million, or 37.5%, respectively, from the comparable prior year period. The increases are primarily due to higher volume in the night vision, aerospace communications and systems businesses. Additionally, a change in product mix also contributed to the increase in costs of sales and revenues. SG&A expenses increased $5.3 million, or 19.3%, primarily due to increased employee benefit and administrative costs and other operating expenses. RD&E expenses increased $9.9 million, or 9.8%, due to increased spending in most businesses. Operating income for the first quarter of 2004 was $48.7 million, an increase of $14.3 million, or 41.6%, compared to the same quarter in 2003. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $274.0 million and $198.6 million, respectively, during the first quarter of 2004, reflecting increases of $15.9 million, or 6.2%, and

$10.8 million, or 5.8%, from the first quarter of 2003. The increases were mainly due to higher volume in the motion control and leisure marine businesses and the impact of foreign currency translation partially offset by volume declines in the fluid handling business. SG&A expenses increased $2.5 million, or 10.8%, reflecting higher marketing costs and administrative expenses in most businesses and other operating expenses. During the first quarters of 2004 and 2003, the segment recorded $0.2 million and $0.4 million of restructuring charges, respectively, mainly related to planned reductions in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $39.1 million was $1.1 million, or 2.9%, higher in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $161.8 million and costs of sales and revenues of $112.5 million in the first quarter of 2004, increased $17.0 million, or 11.7%, and $14.5 million, or 14.8%, respectively, from the comparable prior year period. The increases reflect higher volume in most businesses and the impact of foreign currency translation. SG&A expenses increased $2.8 million due to increased marketing, employee benefit and administrative expenses. During the first quarter of 2004, the segment recorded a $1.7 million restructuring charge primarily relating to planned headcount reductions. Additionally, $0.4 million of restructuring accruals were reversed into income reflecting lower than anticipated severance costs. During the first quarter of 2003, the segment recorded a $7.5 million restructuring charge primarily relating to planned headcount reductions and a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first quarter of 2004 increased $5.7 million from the first quarter of 2003. The increase was due to the factors discussed above.

     Corporate expenses decreased $1.6 million in the first quarter of 2004, primarily due to costs related to process improvement initiatives in 2003, lower restructuring costs, ($1.1 million in 2003 versus $0.2 million in 2004), (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information) and lower administrative expenses.

STATUS OF RESTRUCTURING AND ASSET IMPAIRMENTS

  2004 RESTRUCTURING ACTIVITIES

     During the first quarter of 2004, the Company recognized a $5.3 million charge, primarily for the planned severance of 103 employees. The actions by segment are as follows:

     - The Fluid Technology segment recorded $2.7 million for the termination of 50 employees, including 15 factory workers and 35 office workers. Asset write-offs and other costs totaling $0.4 million and $0.1 million, respectively, were also recognized during the quarter.

     - The Electronic Components segment recorded $1.7 million of the charge primarily for the reduction of 35 employees, including 23 factory workers, 11 office workers and one management employee.

     - The Motion & Flow Control segment recognized $0.2 million for the termination of 16 employees, including three factory workers and 13 office workers.

     - Corporate headquarters recorded $0.2 million for the severance of one office worker and one management employee.

     As of March 31, 2004, the Company had made $1.7 million of payments attributable to the 2004 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2004 are approximately $5 million during 2004 and $28 million between 2005 and 2009. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

  2003 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2003, the Company announced actions to reduce operating costs primarily through the reduction of headcount. The new $15.4 million restructuring charge primarily reflects the planned severance of 301 employees. The actions by segment are as follows:

     - The Electronic Components segment recorded $1.5 million of the charge for the planned termination of 132 employees, including 113 factory workers, 14 office workers and five management employees.

     - The Fluid Technology segment recognized $12.4 million of the charge for the planned severance of 134 employees, including 39 factory workers, 90 office workers and five management employees. Lease and other costs represent $0.3 million of the charge. The segment also recorded a $0.2 million charge associated with the disposal of machinery and equipment.

     - The Defense Electronics & Services segment recorded a $1.0 million charge for the planned severance of 35 employees, including seven factory workers, 19 office workers and nine management employees.

     The projected future cash savings from the restructuring actions announced during the fourth quarter of 2003 are approximately $13 million during 2004 and $53 million between 2005 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During the first quarter of 2004, the Company had made $5.1 million of payments attributable to the 2003 fourth quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the fourth quarter of 2003, the Motion & Flow Control segment recognized $0.5 million of severance and employee benefit costs related to actions announced during the first quarter and the Electronic Components segment recognized $0.2 million of outplacement related to actions announced earlier in 2003.

     During the third quarter of 2003, the Company announced additional actions to reduce operating costs primarily through the reduction of headcount. The new $2.6 million restructuring charge primarily reflects the planned severance of 72 employees. The actions by segment are as follows:

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

     - The Motion & Flow Control segment recorded a $0.4 million charge for the planned severance of one management employee and four office workers.

     The projected future cash savings from the restructuring actions announced during the third quarter of 2003 are approximately $4 million during 2004 and $16 million between 2005 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During the first quarter of 2004, the Company made $0.3 million of payments attributable to the 2003 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the third quarter of 2003, the Motion & Flow Control segment recognized $0.2 million of severance and employee benefit costs related to actions announced during the first quarter of 2003.

     During the second quarter of 2003, the Company continued its program to reduce structural costs and increase profitability. New restructuring actions totaling $4.7 million were announced during the period. The charge primarily reflected the planned severance of 148 employees and the cancellation of an operating lease. The actions by segment are as follows:

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

     The projected future cash savings from the restructuring actions announced during the second quarter of 2003 are approximately $8 million during 2004 and $31 million between 2005 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During the first quarter of 2004, the Company made $0.2 million of payments attributable to the 2003 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the new restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $1.2 million of severance and employee benefit costs related to actions announced during the first quarter of 2003.

     During the first quarter of 2003, the Company recorded a $9.0 million restructuring charge primarily for the planned severance of 465 persons. Severance of $8.3 million represents the majority of the charge. The actions by segment are as follows:

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

     During the first quarter of 2004, the Company made $0.9 million of payments attributable to the 2003 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

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

     The following table displays a rollforward of the restructuring accruals for the 2003 restructuring programs (in millions):

                                                                      CASH CHARGES
                                                        ----------------------------------------
                                                                       LEASE
                                                        SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                        ---------   -----------   -----   ------
Establishment of 2003 Plans...........................   $ 30.6        $ 1.2      $ 1.2   $ 33.0
Payments..............................................    (12.5)          --       (0.9)   (13.4)
Reversals.............................................     (3.5)          --         --     (3.5)
Translation...........................................      0.2           --         --      0.2
                                                         ------        -----      -----   ------
Balance December 31, 2003.............................   $ 14.8        $ 1.2      $ 0.3   $ 16.3
                                                         ======        =====      =====   ======
Payments..............................................     (6.3)        (0.1)      (0.1)    (6.5)
Reversals.............................................     (0.2)          --         --     (0.2)
Translation...........................................     (0.5)          --         --     (0.5)
                                                         ------        -----      -----   ------
Balance March 31, 2004................................   $  7.8        $ 1.1      $ 0.2   $  9.1
                                                         ======        =====      =====   ======

     During the first quarter of 2004, $0.2 of restructuring accruals related to 2003 restructuring actions were reversed into income. The reversals primarily reflect lower than anticipated severance costs on completed actions due to favorable employee attrition at the Electronic Components segment.

     During the second half of 2003, $3.5 million of restructuring accruals related to current year programs were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals primarily reflect lower than anticipated severance costs on completed actions due to favorable employee attrition at the Electronic Components segment. Additionally, certain actions were not completed as they were no longer deemed feasible. The Company also reversed other non-cash charges totaling $0.2 million.

     During the first quarter of 2004, headcount was reduced by 91 persons and the Company experienced employee attrition, leaving a balance of 98 planned reductions related to the 2003 restructuring plans. In addition, one facility remains to be closed related to 2003 restructuring plans. Actions announced during 2003 will be substantially completed by the end of the third quarter of 2004.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2002 to March 31, 2004 (in thousands):

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

                                                                                            2003
                                             BEGINNING BALANCE     2003        2003        OTHER       ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2003    SPENDING   SETTLEMENTS   ACTIVITY   DECEMBER 31, 2003
-------------------------------------------  -----------------   --------   -----------   --------   ------------------
Other Deferred Liabilities............           $    761        $    --       $  --      $  (761)        $     --
Accrued Expenses......................             20,598         (1,668)         --       (1,244)          17,686
Environmental.........................             14,537            (94)         --         (195)          14,248
Income Tax............................            154,151             --          --           --          154,151
                                                 --------        -------       -----      -------         --------
TOTAL.................................           $190,047        $(1,762)      $  --      $(2,200)        $186,085
                                                 ========        =======       =====      =======         ========

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

                                                                                            2004
                                             BEGINNING BALANCE     2004        2004        OTHER     ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2004    SPENDING   SETTLEMENTS   ACTIVITY   MARCH 31, 2004
-------------------------------------------  -----------------   --------   -----------   --------   --------------
Other Deferred Liabilities...............        $     --          $ --        $  --       $  --        $     --
Accrued Expenses.........................          17,686            (7)          --          --          17,679
Environmental............................          14,248           (29)          --          --          14,219
Income Tax...............................         154,151            --           --          --         154,151
                                                 --------          ----        -----       -----        --------
TOTAL....................................        $186,085          $(36)       $  --       $  --        $186,049
                                                 ========          ====        =====       =====        ========

     At March 31, 2004, the Company has automotive discontinued operations accruals of $186.1 million that primarily relate to the following: taxes $154.2 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $7.8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.2 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $9.9 million -- for workers compensation issues which are recorded in Accrued Expenses. In the first quarter of 2004, the Company made immaterial payments for maters attributable to the automotive discontinued operations. The Company expects that it will cash settle $154.2 million of tax obligations in late 2004 or 2005. The Company projects that it will spend between $3.0 million and $4.0 million in 2004 related to its remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW OVERVIEW

     The Company used $115.5 million of cash in operating activities. The primary factors for the use of cash was the $158.3 million increase in accounts receivable balances, reflecting higher volume and the timing of sales, and a $100.0 million prepaid pension contribution made during the quarter. The impact of these items was partially offset by income generated from continuing operations.

     The Company also spent $243.0 million on acquisitions, $39.6 million on the repurchase of common stock, $29.0 million on capital expenditures, $14.8 million on dividend payments and $35.5 million on the repayment of long-term debt. These actions, as well as the cash used in operations, were financed primarily with short term debt, cash on hand and cash received from the exercised stock options.

     Cash Flows: Cash used in operating activities during the first three months of 2004 was $115.5 million, or a $100.2 million improvement over the first quarter of 2003. The improvement is primarily attributable to a $100.0 million prepaid pension contribution in 2004 compared to a $200.0 million prepaid pension contribution in the first quarter of 2003. Lower spending of accrued expenses and higher accounts payable balances contributed to the favorable variance with the first quarter of 2003. An increase in accounts receivable balances was a use of an additional $58.6 million, partially offsetting the improvement in cash used in operating activities. The increase reflects higher volume and the timing of sales.

     Status of Restructuring Activities: Restructuring payments during the first three months of 2004 totaled $9.5 million and were comprised of $1.7 million of expenditures for the 2004 plan and $7.8 million of expenditures for the 2003, 2002 and 2001 restructuring plans. All future payments are projected to be paid with future cash from operating activities supplemented, as required, by commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first three months of 2004 were $29.0 million, an increase of $7.2 million from the first three months of 2003. The increase was seen across several business segments.

     Acquisitions: During the three months of 2004, the Company spent $243.0 million primarily for the acquisitions of the following:

     - WEDECO AG Water Technology ("WEDECO"), the world's largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment.

     - Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd. ("Hengtong"), a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.

The excess of the purchase price over the fair value of net assets acquired of $224.3 million was recorded as goodwill.

     During the first quarter of 2003, the Company spent $35.1 million, primarily for the acquisition of the VEAM/TEC division of the Northrop Grumman Corporation ("VEAM"). VEAM is a designer and manufacturer of cylinder, filter and fiber optic connectors for the military/aerospace, industrial, transit, entertainment and nuclear markets. The excess of the purchase price over the fair value of net assets acquired of $22.3 million was recorded as goodwill.

     Divestitures: During the first quarter of 2004, the Company generated $2.6 million of cash proceeds primarily from the sale of two properties. In the first quarter of 2003, the Company sold land for $7.3 million at Defense Electronics & Services and $0.5 million from the sale of other plant, property and equipment.

     Financing Activities: Debt at March 31, 2004 was $886.2 million, compared with $602.4 million at December 31, 2003. Cash and cash equivalents were $199.1 million at March 31, 2004, compared to $414.2 million at December 31, 2003. The change in debt and cash levels primarily reflects the Company's utilization of cash from operating activities, including the $100.0 million prepaid pension contribution, and the acquisition of WEDECO. In March 2004, the Company arranged an additional revolving credit agreement of $0.4 billion to accommodate additional acquisitions. As a result, the maximum amount of borrowing available under the Company's revolving credit agreements, which provide back-up for the Company's commercial paper program, at March 31, 2004, was $1.4 billion. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.4 billion in the aggregate outstanding at any time.

     Status of Automotive Discontinued Operations: During the first quarter of 2004, the Company made immaterial payments for matters attributable to its automotive discontinued operations. Tax obligations of $154.2 million are expected to be resolved in late 2004 or 2005. In addition, the Company projects between $3.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

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

     Environmental: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At March 31, 2004, the Company's best estimate is $108.0 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $80.0 million and the high range estimate is $171.0 million. On an annual basis the Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

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

     For additional details on environmental matters see Note 13, "Commitments and Contingencies," in the Notes to the Consolidated Condensed Financial Statements.

     Employee Benefit Plans: The Company sponsors numerous employee pension and welfare benefit plans. These plans utilize various assumptions in the determination of projected benefit obligations and expense recognition related to pension and other postretirement obligations. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, and health care inflation trend rates, some of which are disclosed in Note 19, "Employee Benefit Plans," within the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K.

  KEY PENSION ASSUMPTIONS

     The Company determines its expected return on plan assets assumption by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the Plan's actual historical annual return on assets over the past 10, 15, 20 and 25 years; makes estimates of future returns using a Capital Asset Pricing Model; and evaluates historical broad market returns over the past 75 years based on the Company's strategic asset allocation, which is detailed in Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K.

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

ASSUMPTION                                                    2003   2002
----------                                                    ----   ----
Long-Term Rate of Return on Assets..........................  8.86%  9.61%
Discount Rate used to determine benefit obligation at Dec.
  31........................................................  6.18%  6.44%
Discount Rate used to determine net periodic benefit cost...  6.44%  7.14%
Rate of future compensation increase used to determine
  benefit obligation at Dec. 31.............................  4.42%  4.88%

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

     On an annual basis, the Company's long-term expected return on plan assets will often differ from the actual return on plan assets. The chart below shows actual returns versus the expected long-term returns for the Company's domestic pension plans that are utilized in the calculation of the net periodic benefit cost. For more information, please see Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K.

                                                     2003     2002      2001     2000     1999
                                                     ----     -----     ----     ----     ----
Expected Return on Assets..........................  9.00%     9.75%    9.75%    9.75%    9.75%
Actual Return on Assets............................  28.3%    (10.9)%   (4.0)%   (0.7)%   22.4%

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

     Funded status at the end of 2004 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis points change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan, which represents about 80% of the Company's pension obligations, by approximately $104 million. Similarly, every five percentage point change in the actual 2004 rate of return on assets impacts the same plan by approximately $150 million.

  MINIMUM PENSION LIABILITY

     SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"), requires that a minimum pension liability be recorded if a plan's market value of assets falls below the plan's accumulated benefit obligation.

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

     In 2004, the Company expects to incur approximately $68.0 million of pension expense that will be recorded into its Consolidated Income Statement. The increase in pension expense is primarily due to the effect of the change in discount rate and higher amortization of past losses. See Note 12, "Pension and Postretirement Medical Benefit Expenses," in the Notes to Consolidated Condensed Financial Statements for additional details, including pension expense incurred during the first quarter.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at March 31, 2004 and 2003 was $36.0 million and $39.9 million, respectively. See Note 14, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional details.

ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised December 2003), "Employers' Disclosures About Pensions and Other Post Retirement Benefits." This revised SFAS retains the disclosure requirements of SFAS 132. Additionally, the pronouncement requires additional disclosures regarding the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods for defined benefit pension plans and other defined benefit post retirement plans. The Company adopted this pronouncement effective December 31, 2003. Adoption did not have a material impact on the financial statements of the Company.

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

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-b was issued, which amends FSP No. 106-1 and permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidiary provided by the Act or until certain other events requiring plan remeasurement. The Company has elected the deferral provided by this FSP and is evaluating the magnitude of the potential favorable impact of the subsidy on the financial statements. The authoritative guidance, when issued, could require a change to previously reported information. See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K for discussion of postretirement benefits.

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

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with accounting principles generally accepted within the United States. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. For disclosure of the Company's commitments and contingencies, see Note 21, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include general economic and worldwide political conditions, foreign currency exchange rates, competition and other factors all as more thoroughly set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2003 and other of its filings with the Securities and Exchange Commission, to which reference is hereby made.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 3 is provided in Note 9, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Condensed Financial Statements herein. There has been no material change in the information concerning market risk as stated in the Company's 2003 Annual Report on Form 10-K.

ITEM 4.                     CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report the Company's disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

     (b) There have been no changes in our internal control over Financial reporting during in the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 13 to the unaudited interim consolidated condensed financial statements in Part I of this Report, as well as Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

ITEM 2.                      CHANGES IN SECURITIES

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                       TOTAL NUMBER OF     AVERAGE PRICE PAID
PERIOD                                               SHARES PURCHASED(1)      PER SHARE(2)
------                                               -------------------   ------------------
1/1/04 - 1/31/04...................................        255,034               $75.11
2/1/04 - 2/29/04...................................        215,096               $76.66
3/1/04 - 3/31/04...................................        113,200               $74.97

---------------

(1) All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

     No share repurchases were made pursuant to a publicly announced plan or program. The Company's strategy for cash flow utilization is to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company's stock option programs. The remaining cash is then available for strategic acquisitions and discretionary repurchases of the Company's common stock.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) ITT Industries furnished under Items 9 and 12, on April 22, 2004, a copy of its press release announcing its financial results for the first quarter of 2004 and updating its previously announced full year 2004 guidance on Form 8-K.

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

May 7, 2004

                                 EXHIBIT INDEX

EXHIBIT
NO.                                   DESCRIPTION                                        LOCATION
-------                               -----------                                        --------
    (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession.........................................................  None
  (3.1)   ITT Industries, Inc. Restated Articles of Incorporation............  Incorporated by reference to
                                                                               Exhibit 3(i) of ITT
                                                                               Industries' Form 10-Q for
                                                                               the quarterly period ended
                                                                               June 30, 1997 (CIK No.
                                                                               216228, File No. 1-5627)
  (3.2)   ITT Industries, Inc. By-laws, as amended December 3, 2002..........  Incorporated by reference to
                                                                               Exhibit 3(c) of ITT
                                                                               Industries' Form 10-K for
                                                                               the fiscal year ended
                                                                               December 31, 2002
    (4)   Instruments defining the rights of security holders, including indentures.........................................................  Not required to be filed.
                                                                               The Registrant hereby agrees
                                                                               to file with the Commission
                                                                               a copy of any instrument
                                                                               defining the rights of
                                                                               holders of long-term debt of
                                                                               the Registrant and its
                                                                               consolidated subsidiaries
                                                                               upon request of the
                                                                               Commission. (CIK No. 216228,
                                                                               File No. 1-5627).
 (10.1)   ITT Industries, Inc. 2003 Equity Incentive Plan, effective May 13,
          2003...............................................................  Incorporated by reference to
                                                                               Exhibit 10.1 of ITT
                                                                               Industries' Form 10-Q for
                                                                               the quarterly period ended
                                                                               June 30, 2003 (CIK No.
                                                                               216228, File No. 1-5672)
   (11)   Statement re computation of per share earnings.....................  See Note 6 of Notes to
                                                                               Consolidated Condensed
                                                                               Financial Statements
   (15)   Letter re unaudited interim financial information..................  None
   (18)   Letter re change in accounting principles..........................  None
   (19)   Report furnished to security holders...............................  None
   (22)   Published report regarding matters submitted to vote of security holders............................................................  None
   (23)   Consents of experts and counsel....................................  None
   (24)   Power of attorney..................................................  None
 (31.1)   Certification of Louis J. Giuliano Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached
 (31.2)   Certification of Edward W. Williams Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached

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