Form 10-Q
period 2004-06-30
ITT INDUSTRIES INC
filed 2004-08-06
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of July 31, 2004, there were outstanding 92,277,513 shares of common stock ($1 par value per share) of the registrant.

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three and Six
                   Months Ended June 30, 2004 and 2003.........................    2
                   Consolidated Condensed Balance Sheets -- June 30, 2004 and
                   December 31, 2003...........................................    4
                   Consolidated Condensed Statements of Cash Flows -- Six
                   Months Ended June 30, 2004 and 2003.........................    5
                   Notes to Consolidated Condensed Financial Statements........    6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations: Three and Six Months Ended June
                   30, 2004 and 2003...........................................   24
          Item 3.  Quantitative and Qualitative Disclosures about Market
                   Risk........................................................   41
          Item 4.  Controls and Procedures.....................................   41
Part II.  OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................   41
          Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
                   of Equity Securities........................................   41
          Item 4.  Submission of Matters to a Vote of Security Holders.........   42
          Item 5.  Other Information...........................................   42
          Item 6.  Exhibits and Reports on Form 8-K............................   43
                   Signature...................................................   44
                   Exhibit Index...............................................   45

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted within the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures herein are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
Sales and revenues...................................  $1,652.5   $1,438.2   $3,168.4   $2,734.6
                                                       --------   --------   --------   --------
Costs of sales and revenues..........................   1,079.0      949.6    2,086.1    1,796.0
Selling, general, and administrative expenses........     237.6      198.6      467.8      398.9
Research, development, and engineering expenses......     166.7      142.6      311.6      272.2
Restructuring and asset impairment charges...........      14.3        5.9       19.0       16.3
                                                       --------   --------   --------   --------
Total costs and expenses.............................   1,497.6    1,296.7    2,884.5    2,483.4
                                                       --------   --------   --------   --------
Operating income.....................................     154.9      141.5      283.9      251.2
Interest expense (income), net.......................       5.4        5.8        6.5       (9.3)
Miscellaneous expense, net...........................       3.1        2.1        6.7        2.8
                                                       --------   --------   --------   --------
Income from continuing operations before income
  taxes..............................................     146.4      133.6      270.7      257.7
Income tax expense...................................      33.7       41.5       69.9       78.9
                                                       --------   --------   --------   --------
Income from continuing operations....................     112.7       92.1      200.8      178.8
Discontinued operations:
  Income (loss) from discontinued operations,
     including tax income (expense) of $0.3, $(0.2),
     $(0.1) and $(0.2)...............................      (0.7)       7.8        0.1        7.8
                                                       --------   --------   --------   --------
Net income...........................................  $  112.0   $   99.9   $  200.9   $  186.6
                                                       ========   ========   ========   ========

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
EARNINGS PER SHARE:
Income from continuing operations:
  Basic..............................................  $   1.22   $   1.00   $   2.18   $   1.94
  Diluted............................................  $   1.19   $   0.98   $   2.13   $   1.90
Discontinued operations:
  Basic..............................................  $  (0.01)  $   0.08   $     --   $   0.08
  Diluted............................................  $  (0.01)  $   0.08   $     --   $   0.08
Net income:
  Basic..............................................  $   1.21   $   1.08   $   2.18   $   2.02
  Diluted............................................  $   1.18   $   1.06   $   2.13   $   1.98
Cash dividends declared per common share.............  $   0.17   $   0.16   $   0.34   $   0.32
Average Common Shares -- Basic.......................      92.4       92.0       92.3       92.0
Average Common Shares -- Diluted.....................      94.5       94.0       94.5       93.9

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above income statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  219.5       $  414.2
  Receivables, net..........................................    1,213.9          974.6
  Inventories, net..........................................      632.3          578.5
  Deferred income taxes.....................................       68.1           68.2
  Other current assets......................................       80.7           70.0
                                                               --------       --------
         Total current assets...............................    2,214.5        2,105.5
                                                               --------       --------
Plant, property and equipment, net..........................      862.1          893.3
Deferred income taxes.......................................      375.7          373.3
Goodwill, net...............................................    1,793.7        1,629.1
Other intangible assets, net................................      154.1           74.8
Other assets................................................      925.3          861.6
                                                               --------       --------
         Total non-current assets...........................    4,110.9        3,832.1
                                                               --------       --------
         Total assets.......................................   $6,325.4       $5,937.6
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  733.8       $  635.3
  Accrued expenses..........................................      651.6          653.4
  Accrued taxes.............................................      271.9          251.9
  Notes payable and current maturities of long-term debt....      359.7          141.5
  Other current liabilities.................................        2.4            4.5
                                                               --------       --------
         Total current liabilities..........................    2,019.4        1,686.6
                                                               --------       --------
Pension benefits............................................    1,186.1        1,187.6
Postretirement benefits other than pensions.................      217.1          216.2
Long-term debt..............................................      440.5          460.9
Other liabilities...........................................      533.0          538.6
                                                               --------       --------
         Total non-current liabilities......................    2,376.7        2,403.3
                                                               --------       --------
         Total liabilities..................................    4,396.1        4,089.9
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
    No par value, none issued...............................         --             --
  Common stock:
    Authorized 200,000,000 shares, $1 par value per share
       Outstanding: 92,277,513 shares and 92,271,319
      shares................................................       92.3           92.3
  Retained earnings.........................................    2,402.1        2,277.1
  Accumulated other comprehensive loss:
    Unrealized loss on investment securities and cash flow
      hedges................................................       (0.8)          (0.6)
    Unrealized loss on minimum pension liability............     (602.2)        (602.2)
    Cumulative translation adjustments......................       37.9           81.1
                                                               --------       --------
         Total accumulated other comprehensive loss.........     (565.1)        (521.7)
                                                               --------       --------
         Total shareholders' equity.........................    1,929.3        1,847.7
                                                               --------       --------
         Total liabilities and shareholders' equity.........   $6,325.4       $5,937.6
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
OPERATING ACTIVITIES
Net income..................................................  $ 200.9   $ 186.6
Income from discontinued operations.........................     (0.1)     (7.8)
                                                              -------   -------
Income from continuing operations...........................    200.8     178.8
Adjustments to income from continuing operations:
  Depreciation and amortization.............................     97.1      93.4
  Restructuring and asset impairment charges................     19.0      16.3
  Payments for restructuring................................    (17.8)    (10.2)
  Change in receivables.....................................   (195.9)   (132.4)
  Change in inventories.....................................    (37.8)     (8.4)
  Change in accounts payable and accrued expenses...........     66.5      (3.2)
  Change in accrued and deferred taxes......................     37.6      49.8
  Change in other current and non-current assets............   (104.8)   (214.6)
  Change in non-current liabilities.........................     (9.1)     (8.9)
  Other, net................................................      1.9       6.0
                                                              -------   -------
  Net cash -- operating activities..........................     57.5     (33.4)
                                                              -------   -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (63.5)    (57.7)
Acquisitions, net of cash acquired..........................   (257.3)    (42.5)
Proceeds from sale of assets and businesses.................      4.7       9.5
Other, net..................................................      0.3       0.1
                                                              -------   -------
  Net cash -- investing activities..........................   (315.8)    (90.6)
                                                              -------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................    199.6     181.1
Long-term debt repaid.......................................    (36.2)    (17.0)
Long-term debt issued.......................................      0.9       0.3
Repurchase of common stock..................................   (114.7)    (16.8)
Proceeds from issuance of common stock......................     56.4      19.9
Dividends paid..............................................    (30.5)    (28.5)
Other, net..................................................     (0.1)      0.1
                                                              -------   -------
  Net cash -- financing activities..........................     75.4     139.1
                                                              -------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     (7.6)      8.9
NET CASH -- DISCONTINUED OPERATIONS.........................     (4.2)      9.8
                                                              -------   -------
Net change in cash and cash equivalents.....................   (194.7)     33.8
Cash and cash equivalents -- beginning of period............    414.2     202.2
                                                              -------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 219.5   $ 236.0
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  21.5   $  22.9
                                                              =======   =======
  Income taxes..............................................  $  32.3   $  29.1
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES, NET

     Net receivables consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Trade.......................................................  $1,145.1      $936.3
Other.......................................................      97.6        67.4
Less: allowance for doubtful accounts and cash discounts....     (28.8)      (29.1)
                                                              --------      ------
                                                              $1,213.9      $974.6
                                                              ========      ======

2) INVENTORIES, NET

     Net inventories consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Finished goods..............................................  $ 172.9       $159.4
Work in process.............................................    273.8        182.4
Raw materials...............................................    287.6        312.8
Less: progress payments.....................................   (102.0)       (76.1)
                                                              -------       ------
                                                              $ 632.3       $578.5
                                                              =======       ======

3) PLANT, PROPERTY AND EQUIPMENT, NET

     Net plant, property and equipment consist of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Land and improvements.......................................  $    58.8    $    60.5
Buildings and improvements..................................      461.8        465.2
Machinery and equipment.....................................    1,618.9      1,618.1
Furniture, fixtures and office equipment....................      248.0        250.1
Construction work in progress...............................       73.1         68.2
Other.......................................................       55.2         45.1
                                                              ---------    ---------
                                                                2,515.8      2,507.2
Less: accumulated depreciation and amortization.............   (1,653.7)    (1,613.9)
                                                              ---------    ---------
                                                              $   862.1    $   893.3
                                                              =========    =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2004       2003       2004       2003
                                               --------   --------   --------   --------
Product sales................................  $1,373.9   $1,215.6   $2,626.7   $2,312.9
Service revenues.............................     278.6      222.6      541.7      421.7
                                               --------   --------   --------   --------
Total sales and revenues.....................  $1,652.5   $1,438.2   $3,168.4   $2,734.6
                                               ========   ========   ========   ========
Costs of product sales.......................  $  884.2   $  798.1   $1,700.7   $1,506.8
Costs of service revenues....................     194.8      151.5      385.4      289.2
                                               --------   --------   --------   --------
Total costs of sales and revenues............  $1,079.0   $  949.6   $2,086.1   $1,796.0
                                               ========   ========   ========   ========

     The Defense Electronics & Services segment comprises $249.3 and $484.4 of total service revenues for the three and six months ended June 30, 2004, respectively, and $169.8 and $331.7 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

     The Defense Electronics & Services segment comprises $201.3 and $379.8 of total service revenues for the three and six months ended June 30, 2003, respectively, and $132.1 and $250.4 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended June 30, 2004
Net income..................................................                            $112.0
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $(5.3)      $ --          (5.3)
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................     (0.5)       0.2          (0.3)
                                                                -----       ----        ------
     Other comprehensive income (loss)......................    $(5.8)      $0.2          (5.6)
                                                                                        ------
Comprehensive income........................................                            $106.4
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended June 30, 2003
Net income..................................................                            $ 99.9
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $55.0       $  --         55.0
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      1.4        (0.5)         0.9
                                                                -----       -----       ------
     Other comprehensive income (loss)......................    $56.4       $(0.5)        55.9
                                                                                        ------
Comprehensive income........................................                            $155.8
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Six Months Ended June 30, 2004
Net income..................................................                            $200.9
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(43.2)      $ --         (43.2)
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................     (0.3)       0.1          (0.2)
                                                               ------       ----        ------
     Other comprehensive income (loss)......................   $(43.5)      $0.1         (43.4)
                                                                                        ------
Comprehensive income........................................                            $157.5
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Six Months Ended June 30, 2003
Net income..................................................                            $186.6
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $77.2       $  --         77.2
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      1.1        (0.4)         0.7
                                                                -----       -----       ------
     Other comprehensive income (loss)......................    $78.3       $(0.4)        77.9
                                                                                        ------
Comprehensive income........................................                            $264.5
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

                                                             THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                               JUNE 30,       JUNE 30,
                                                             -------------   -----------
                                                             2004    2003    2004   2003
                                                             -----   -----   ----   ----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share..............  92.4    92.0    92.3   92.0
Common stock equivalents...................................   2.1     2.0     2.2    1.9
                                                             ----    ----    ----   ----
Shares used in the computation of diluted earnings per
  share....................................................  94.5    94.0    94.5   93.9
                                                             ====    ====    ====   ====

     There were no amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2004.

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2003 were 1.9 and 1.7, respectively.

7) STOCK-BASED EMPLOYEE COMPENSATION

     At June 30, 2004, the Company has one stock-based employee compensation plan that is issuing new options and restricted shares. The Company also has two stock-based employee compensation plans and two stock-based non-employee directors compensation plans that have options and restricted shares outstanding, but will not be issuing additional stock-based compensation. These plans are described more fully in Note 20, "Shareholders' Equity," within the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation expense for these plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               THREE MONTHS      SIX MONTHS
                                                                  ENDED             ENDED
                                                                 JUNE 30,         JUNE 30,
                                                              --------------   ---------------
                                                               2004    2003     2004     2003
                                                              ------   -----   ------   ------
Net income as reported......................................  $112.0   $99.9   $200.9   $186.6
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for awards
  not reflected in net income -- net of tax.................   (15.0)   (0.5)   (18.1)    (2.4)
                                                              ------   -----   ------   ------
Pro forma net income........................................  $ 97.0   $99.4   $182.8   $184.2
Basic earnings per share
  As reported...............................................  $ 1.21   $1.08   $ 2.18   $ 2.02
  Pro forma.................................................  $ 1.05   $1.08   $ 1.98   $ 2.00
Diluted earnings per share
  As reported...............................................  $ 1.18   $1.06   $ 2.13   $ 1.98
  Pro forma.................................................  $ 1.03   $1.06   $ 1.93   $ 1.96

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in the three months and six months ended June 30, 2004 and 2003:

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                           -------------------   -----------------
                                                             2004       2003      2004      2003
                                                           --------   --------   -------   -------
Dividend yield...........................................    1.37%      1.50%      1.40%     1.57%
Expected volatility......................................   25.84%     27.36%     25.84%    28.75%
Expected life............................................  6 years    6 years    6 years   6 years
Risk-free rates..........................................    4.30%      2.92%      3.66%     3.37%

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Condensed Income Statements during the three month and six month periods ended June 30, 2004 and 2003 was:

 THREE MONTHS       SIX MONTHS
ENDED JUNE 30,    ENDED JUNE 30,
---------------   ---------------
 2004     2003     2004     2003
------   ------   ------   ------
$0.2..    $0.2     $0.3     $0.4
 ----     ----     ----     ----

8) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  2004 RESTRUCTURING ACTIVITIES

     During the second quarter of 2004, the Company recognized a $13.9 charge, primarily for the planned severance of 430 employees and the recognition of lease cancellation fees. The actions by segment are as follows:

     - The Electronic Components segment recorded $4.5 of the charge for the recognition of lease cancellation costs. Severance of $1.2 was recorded for the reduction of 340 employees. The terminations include 273 factory workers, 64 office workers and three management employees. The segment also recorded a $1.1 charge for the disposal of machinery and equipment.

     - The Fluid Technology segment recorded $2.4 for the termination of 45 employees, including eight factory workers and 37 office workers. Lease commitments totaling $0.7 were recognized related to the closure of two facilities (one in Sweden and one in Florida). Asset write-offs and other costs totaling $0.2 and $0.1, respectively, were also recognized during the quarter.

     - The Motion & Flow Control segment recognized $2.1 for the termination of 44 employees, including seven factory workers, 32 office workers and five management employees.

     - Corporate headquarters recorded $1.6 for the severance of one management employee.

     In addition to the restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $0.3 of severance and employee benefit costs related to actions announced during the first quarter of 2003 and the Electronic Components segment recognized $0.3 of severance and employee benefit costs related to actions announced during the first quarter of 2004 and $0.1 of outplacement related to actions announced in 2003.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     During the first quarter of 2004, the Company recognized a $5.3 charge, primarily for the planned severance of 103 employees. The actions by segment are as follows:

     - The Fluid Technology segment recorded $2.7 for the planned termination of 50 employees, including 15 factory workers and 35 office workers. Asset write-offs and other costs totaling $0.4 and $0.1, respectively, were also recognized during the quarter.

     - The Electronic Components segment recorded $1.7 of the charge primarily for the planned reduction of 35 employees, including 23 factory workers, 11 office workers and one management employee.

     - The Motion & Flow Control segment recognized $0.2 for the planned termination of 16 employees, including three factory workers and 13 office workers.

     - Corporate headquarters recorded $0.2 for the planned severance of one office worker and one management employee.

  2003 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The new $15.4 restructuring charge primarily reflects the planned severance of 301 employees. The actions by segment are as follows:

     - The Electronic Components segment recorded $1.5 of the charge for the planned termination of 132 employees, including 113 factory workers, 14 office workers and five management employees.

     - The Fluid Technology segment recognized $12.4 of the charge for the planned severance of 134 employees, including 39 factory workers, 90 office workers and five management employees. Lease and other costs represent $0.3 of the charge. The segment also recorded a $0.2 charge associated with the disposal of machinery and equipment.

     - The Defense Electronics & Services segment recorded a $1.0 charge for the planned severance of 35 employees, including seven factory workers, 19 office workers and nine management employees.

     In addition to the restructuring actions announced during the fourth quarter, the Motion & Flow Control segment recognized $0.5 of severance and employee benefit costs related to actions announced during the first quarter and the Electronic Components segment recognized $0.2 of outplacement related to actions announced earlier in 2003.

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

     In addition to the restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.2 of severance and employee benefit costs related to actions announced during the first quarter.

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

     In addition to the restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $1.2 of severance and employee benefit costs related to actions announced during the first quarter.

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

2003 OTHER ASSET IMPAIRMENTS

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

                                                  DEFENSE     MOTION
                                     FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                   TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER   TOTAL
                                   ----------   -----------   -------   ----------   ---------   ------
Balance December 31, 2003........    $11.3         $ 0.8       $ 3.7      $ 3.5        $ 0.8     $ 20.1
Payments for prior charges.......     (8.2)         (0.5)       (2.0)      (1.5)        (0.4)     (12.6)
Reversal of prior charges........     (0.4)           --          --       (0.5)          --       (0.9)
2004 restructuring charges.......      6.0            --         2.6        7.8          1.8       18.2
Payments for 2004 charges........     (2.7)           --        (0.2)      (2.3)          --       (5.2)
Other, including translation.....     (0.2)         (0.1)         --       (0.1)        (0.2)      (0.6)
                                     -----         -----       -----      -----        -----     ------
Balance June 30, 2004............    $ 5.8         $ 0.2       $ 4.1      $ 6.9        $ 2.0     $ 19.0
                                     =====         =====       =====      =====        =====     ======

     During the second quarter of 2004, $0.1 and $0.2 of restructuring accruals related to 2003 and 2002 restructuring actions, respectively, were reversed into income. The reversals related to the 2003 actions primarily reflect lower than anticipated severance costs on completed actions at the Electronic Components segment. The reversals related to the 2002 actions represent lower than anticipated severance costs on completed actions at the Fluid Technology segment.

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

     At December 31, 2003, the accrual balance for restructuring activities was $20.1. Cash payments of $17.8 and additional cash charges of $18.2 were recorded in the first six months of 2004. The accrual balance related to cash charges at June 30, 2004 is $19.0, which includes $12.2 for severance and $6.8 for facility carrying costs and other.

     As of December 31, 2003, remaining actions under restructuring activities announced in 2003, 2002 and 2001 were to close one facility and reduce headcount by 208. During the first six months of 2004, the Company reduced headcount by 491 persons related to all plans and experienced employee attrition, leaving a balance of 244 planned reductions. Actions announced during the second quarter of 2004 will be substantially completed by the end of the first quarter of 2005. Actions announced during the first quarter of 2004 were substantially completed by the end of the second quarter of 2004, with 12 headcount reductions remaining. Actions announced during 2003 will be substantially completed by the end of 2004. All of the actions contemplated under the 2002 and 2001 plans were substantially completed in 2003. Closed facility expenditures and severance run-off related to the 2001 plan will continue to be incurred in 2004.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     At June 30, 2004 and December 31, 2003, the values of the Company's interest rate swaps were $64.7 and $81.6, including $3.6 and $4.0 of accrued interest, respectively.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not required as no material activity occurred during the first six months of 2004 and 2003. Additional disclosures required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At June 30, 2004 the Company had eight foreign currency cash flow hedges outstanding that had declines in value of $0.1 during 2004. At December 31, 2003 the Company had no foreign currency cash flow hedges outstanding. There were no changes in the forecasted transactions during 2004 regarding their probability of occurring that would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposures was $14.6 at June 30, 2004. The applicable fair value of these contracts at June 30, 2004 was $(0.1). There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the six months ended June 30, 2004 and 2003, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At June 30, 2004 and December 31, 2003, the Company had foreign currency forward contracts with notional amounts of $81.2 and $81.1, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2004 and 2003 contracts were $0.2 at both June 30, 2004 and December 31, 2003. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first six months of 2004 and 2003 amounted to $(0.2) and $(0.1), respectively. There were no amounts excluded from the measure of effectiveness.

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

     Changes in the carrying amount of goodwill for the six months ended June 30, 2004, by business segment, are as follows:

                                                     DEFENSE     MOTION
                                        FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                      TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
                                      ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31, 2003.....    $809.4       $303.7      $181.6      $329.4       $5.0      $1,629.1
Goodwill acquired during the
  period............................     179.7           --          --          --         --         179.7
Other, including foreign currency
  translation.......................     (16.0)          --        (0.7)        1.6         --         (15.1)
                                        ------       ------      ------      ------       ----      --------
Balance as of June 30, 2004.........    $973.1       $303.7      $180.9      $331.0       $5.0      $1,793.7
                                        ======       ======      ======      ======       ====      ========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     Information regarding the Company's other intangible assets follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Finite-lived intangibles --
  Patents and other.........................................   $ 93.5       $34.1
  Accumulated amortization..................................    (10.8)       (8.4)
Indefinite-lived intangibles --
  Brands and trademarks.....................................     40.0        17.7
  Pension related...........................................     31.4        31.4
                                                               ------       -----
  Net intangibles...........................................   $154.1       $74.8
                                                               ======       =====

     Amortization expense related to intangible assets for the six month periods ended June 30, 2004 and 2003 was $2.4 and $0.9, respectively. Estimated amortization expense for each of the five succeeding years is $5.4 per year.

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

     At June 30, 2004, the Company had automotive discontinued operations accruals of $186.0 that are primarily related to taxes ($154.1), product recalls ($7.8), environmental obligations ($14.2) and employee benefits ($9.9). In 2004, the Company made immaterial payments of its automotive discontinued operations liabilities. The Company expects that it will cash settle $154.1 of tax obligations in 2004 or 2005.

12) PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

     The components of net periodic pension cost consisted of the following:

                                                            THREE MONTHS        SIX MONTHS
                                                           ENDED JUNE 30,     ENDED JUNE 30,
                                                           ---------------   -----------------
                                                            2004     2003     2004      2003
                                                           ------   ------   -------   -------
Components of net periodic pension cost:
  Service cost...........................................  $ 20.8   $ 18.3   $  41.6   $  36.6
  Interest cost..........................................    66.1     64.1     132.2     128.2
  Expected return on plan assets.........................   (83.7)   (81.8)   (167.4)   (163.6)
  Amortization of transition assets......................      --      0.1        --       0.2
  Amortization of prior service cost.....................     1.7      1.6       3.4       3.2
  Recognized actuarial loss..............................    12.7      6.0      25.4      12.0
                                                           ------   ------   -------   -------
  Net periodic pension cost..............................  $ 17.6   $  8.3   $  35.2   $  16.6
                                                           ======   ======   =======   =======

     Net periodic pension cost increased in the first six months of 2004 as a result of the lower discount rate adopted at year-end 2003, higher average foreign exchange rates, lower expected returns on assets as a result

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

of the operation of the asset smoothing method reflecting adverse financial experience in 2002 and 2001 and a higher amortization of actuarial losses.

     The Company contributed approximately $4.7 to its various plans during the second quarter of 2004 and $106.3 for the first six months of 2004. Additional contributions totaling between $15.0 and $20.0 are expected over the balance of 2004.

     The components of net periodic postretirement cost consisted of the following:

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              ---------------   ---------------
                                                               2004     2003     2004     2003
                                                              ------   ------   ------   ------
Components of net periodic postretirement cost:
  Service cost..............................................  $ 1.8    $ 1.7    $ 3.6    $ 3.4
  Interest cost.............................................    9.8      9.7     19.6     19.4
  Expected return on plan assets............................   (4.7)    (3.9)    (9.4)    (7.8)
  Amortization of prior service benefit.....................   (1.0)    (1.0)    (2.0)    (2.0)
  Recognized actuarial loss.................................    3.5      3.9      7.0      7.8
                                                              -----    -----    -----    -----
  Net periodic postretirement cost..........................  $ 9.4    $10.4    $18.8    $20.8
                                                              =====    =====    =====    =====

     Net periodic postretirement cost decreased in the first six months of 2004 as a result of the higher than expected return on invested assets and lower than expected benefit payments during 2003.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of June 30, 2004, the Company is responsible, or is alleged to be responsible, for 104 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At June 30, 2004, the Company calculated a best estimate of $101.6, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $77.2 and the high range estimate for those liabilities is $165.1. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of June 30, 2004, the Company's accrual for this liability was $10.4 representing its best estimate; its low estimate for the liability is $7.0 and its high estimate is $15.9.

     ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $5.8 and $19.7. The Company has accrued $8.3 for this matter, which approximates its best estimate.

     The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's. The Company's current estimates for its exposure are between $6.2 and $13.9. It has an accrual for this matter of $9.5 which represents its best estimate of its current liabilities. The Company does not anticipate a default on the part of the other PRPs.

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

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. Both actions have been stayed to allow the parties to negotiate an acceptable allocation arrangement. In April 2004, the Company and Ace Property & Casualty Company entered into an agreement resolving both cases as they relate to Ace Property & Casualty Company. The Company will pursue similar agreements with several of its other insurers. In addition, Utica National, Goulds' historic insurer, filed an action in Oneida County, New York, Utica Mutual Insurance Co. Goulds Pumps, Inc., Case No. 00272103, to allocate the Goulds asbestos liabilities between insurance policies issued by Utica and those issued by others. The parties are currently considering a settlement agreement similar to the Ace agreement. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The Company is involved in a product liability suit filed in Superior Court of New York, Danis v. Rule Industries et al., Sup. Ct. N.Y., C.A. No. 115975-02, seeking damages for injuries sustained in a boat explosion. The suit contains a number of causes of action against various defendants including the boat manufacturer, the marina operator, and individuals working at the marina. As to the Company, the Complaint alleges that a fume detector, manufactured by ITT's subsidiary Rule Industries, Inc. prior to the date the Company acquired Rule, malfunctioned. The Company's insurer is on notice of this matter. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

14) GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at June 30, 2004 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at June 30, 2004 the Company has an accrual of $14.2 which is its best estimate of the potential exposure.

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

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company would be required to perform under these guarantees if the District failed to provide interest payments or principal payments due to the bond holders. The maximum amount of the undiscounted future payments on these guarantees equal $28.9. At June 30, 2004, the Company does not believe that a loss contingency is probable for these guarantees and therefore does not have an accrual recorded in its financial statements. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At June 30, 2004, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At June 30, 2004, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

  PRODUCT WARRANTIES

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At June 30, 2004, the Company has a product warranty accrual in the amount of $34.5.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

PRODUCT WARRANTY LIABILITIES

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                  ENDING BALANCE
 JANUARY 1, 2004      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   JUNE 30, 2004
-----------------   -----------------   -----------------------   ----------   --------------
      $34.5               $13.0                  $(0.6)             $(12.4)        $34.5
      -----               -----                  -----              ------         -----

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                  ENDING BALANCE
 JANUARY 1, 2003      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   JUNE 30, 2003
-----------------   -----------------   -----------------------   ----------   --------------
      $40.4               $11.0                  $(0.6)             $ (9.7)        $41.1
      -----               -----                  -----              ------         -----

15) ACQUISITIONS

     During the first six months of 2004, the Company spent $257.3 primarily for the acquisitions of the following:

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

     The excess of the purchase price over the fair value of net assets acquired of $179.7 was recorded as goodwill.

     During the first six months of 2003, the Company spent $42.5 primarily for the acquisition of the following:

     - The VEAM/TEC division of the Northrop Grumman Corporation ("VEAM"). VEAM is a designer and manufacturer of cylinder, filter and fiber optic connectors for the military/aerospace, industrial, transit, entertainment and nuclear markets.

     - Uniservice Wellpoint Srl., a manufacturer of high quality diesel and electric powered, vacuum primed centrifugal pumps, along with spear or well point dewatering systems for the rental market and sale.

     The excess of the purchase price over the fair value of net assets acquired of $27.6 was recorded as goodwill.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

16) BUSINESS SEGMENT INFORMATION

     Financial information of the Company's business segments for the three months and the six months ended June 30, 2004 and 2003 were as follows:

                                             DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED             FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
JUNE 30, 2004                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------           ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $  650.9       $530.7        $281.3      $191.4        $   (1.8)     $1,652.5
                              --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues.................      429.5        315.3         201.4       135.2            (2.4)      1,079.0
Selling, general, and
  administrative
  expenses.................      127.5         28.0          25.5        36.4            20.2         237.6
Research, development, and
  engineering expenses.....       15.0        131.6          10.7         9.4              --         166.7
Restructuring and asset
  impairment charges.......        3.4           --           2.4         7.2             1.6          14.6
Reversal of restructuring
  charge...................       (0.2)          --            --        (0.1)             --          (0.3)
                              --------       ------        ------      ------        --------      --------
Total costs and expenses...      575.2        474.9         240.0       188.1            19.4       1,497.6
                              --------       ------        ------      ------        --------      --------
Operating income
  (expense)................   $   75.7       $ 55.8        $ 41.3      $  3.3        $  (21.2)     $  154.9
                              ========       ======        ======      ======        ========      ========
Total assets...............   $2,437.9       $924.3        $740.2      $779.5        $1,443.5      $6,325.4

                                             DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED             FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
JUNE 30, 2003                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------           ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $  570.6       $452.4        $262.7      $153.7        $   (1.2)     $1,438.2
                              --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues.................      378.4        272.2         190.1       110.4            (1.5)        949.6
Selling, general, and
  administrative
  expenses.................      105.6         21.3          23.1        30.2            18.4         198.6
Research, development, and
  engineering expenses.....       12.5        112.2           9.4         8.5              --         142.6
Restructuring and asset
  impairment charges.......         --           --           3.0         2.7             0.2           5.9
                              --------       ------        ------      ------        --------      --------
Total costs and expenses...      496.5        405.7         225.6       151.8            17.1       1,296.7
                              --------       ------        ------      ------        --------      --------
Operating income
  (expense)................   $   74.1       $ 46.7        $ 37.1      $  1.9        $  (18.3)     $  141.5
                              ========       ======        ======      ======        ========      ========
Total assets...............   $2,006.4       $893.5        $709.9      $769.0        $1,551.5      $5,930.3

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                             DEFENSE      MOTION &                  CORPORATE,
SIX MONTHS ENDED               FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
JUNE 30, 2004                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
----------------             ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $1,225.8      $1,037.2       $555.3      $353.2        $   (3.1)     $3,168.4
                              --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues.................      810.5         629.3        400.0       247.7            (1.4)      2,086.1
Selling, general, and
  administrative
  expenses.................      251.5          60.7         51.2        69.1            35.3         467.8
Research, development, and
  engineering expenses.....       29.0         242.7         21.1        18.8              --         311.6
Restructuring and asset
  impairment charges.......        6.6            --          2.6         8.9             1.8          19.9
Reversal of restructuring
  charge...................       (0.4)           --           --        (0.5)             --          (0.9)
                              --------      --------       ------      ------        --------      --------
Total costs and expenses...    1,097.2         932.7        474.9       344.0            35.7       2,884.5
                              --------      --------       ------      ------        --------      --------
Operating income
  (expense)................   $  128.6      $  104.5       $ 80.4      $  9.2        $  (38.8)     $  283.9
                              ========      ========       ======      ======        ========      ========
Total assets...............   $2,437.9      $  924.3       $740.2      $779.5        $1,443.5      $6,325.4

                                             DEFENSE      MOTION &                  CORPORATE,
SIX MONTHS ENDED               FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
JUNE 30, 2003                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
----------------             ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $1,074.2       $843.8        $520.8      $298.5        $   (2.7)     $2,734.6
                              --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues.................      712.4        500.6         377.9       208.4            (3.3)      1,796.0
Selling, general, and
  administrative
  expenses.................      207.0         48.7          46.3        60.1            36.8         398.9
Research, development, and
  engineering expenses.....       24.4        213.4          18.1        16.3              --         272.2
Restructuring and asset
  impairment charges.......         --           --           3.4        11.6             1.3          16.3
                              --------       ------        ------      ------        --------      --------
Total costs and expenses...      943.8        762.7         445.7       296.4            34.8       2,483.4
                              --------       ------        ------      ------        --------      --------
Operating income
  (expense)................   $  130.4       $ 81.1        $ 75.1      $  2.1        $  (37.5)     $  251.2
                              ========       ======        ======      ======        ========      ========
Total assets...............   $2,006.4       $893.5        $709.9      $769.0        $1,551.5      $5,930.3

17) QUARTERLY FINANCIAL PERIODS

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

  THREE MONTHS

     The Company produced strong operating performance in the second quarter of 2004. Revenues grew 14.9% from the comparable prior year quarter. Acquisitions and foreign currency contributed 4.8% of the growth and the remaining 10.1% of the increase was attributable to higher volume in all segments. We believe these results reflect the strength of the Company's portfolio of businesses and the introduction of new products.

     Operating income in the second quarter of 2004 was 9.5% higher than the second quarter of 2003. The increase was led by the Defense Electronics & Services segment, which was up 19.5%, and reflects higher volume at all of the operating segments.

     Diluted earnings per share were $1.18 for the second quarter and include the impact of favorable tax rulings of $0.12, restructuring of $(0.10) and a $(0.01) loss from discontinued operations. Diluted earnings per share for the comparable prior year quarter were $1.06 and include the impact of restructuring of $(0.04) and discontinued operations of $0.08.

  SIX MONTHS

     The Company's revenues grew 15.9% from the comparable prior year. Acquisitions and foreign currency contributed 5.7% of the growth and the remaining 10.2% of the increase was attributable to higher volume in all segments. These results reflect the strength of the Company's portfolio of businesses and the introduction of new products. Based on these results and current/projected market conditions, the Company projects full year 2004 revenue between $6,450 million and $6,600 million.

     Operating income in the first half of 2004 was 13.0% higher than the first half of 2003. The increase reflects higher volume, partially offset by acquisition integration and start up costs primarily attributable to the acquisition of WEDECO AG Water Technology. Management projects full year 2004 segment operating margin to be between 11.1% and 11.5%.

     Diluted earnings per share were $2.13 for the first six months and include the impact of favorable tax settlements/rulings of $0.18 and restructuring of $(0.14). Diluted earnings per share for the comparable prior year period were $1.98 and include the impact of favorable tax settlements and related interest of $0.17, restructuring of $(0.12) and the impact of discontinued operations of $0.08. Full year 2004 diluted earnings per share are projected to be between $4.40 and $4.50.

  THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30,
  2003

     Sales and revenues for the second quarter of 2004 were $1,652.5 million, an increase of $214.3 million, or 14.9%, from the same period in 2003. Costs of sales and revenues of $1,079.0 million for the second quarter of 2004 increased $129.4 million, or 13.6%, from the comparable 2003 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in all segments, contributions from acquisitions made by the Fluid Technology segment and the impact of foreign currency translation.

     Selling, general and administrative ("SG&A") expenses for the second quarter of 2004 were $237.6 million, an increase of $39.0 million, or 19.6%, from the second quarter of 2003. The increase in SG&A expenses was primarily due to increased marketing expense in all segments, including expenses from two first quarter acquisitions, higher general and administrative expenses and other operating expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, and increased other administrative expenses.

     Research, development and engineering ("RD&E") expenses for the second quarter of 2004 increased $24.1 million, or 16.9%, compared to the second quarter of 2003. The increase is attributable to increased spending in all segments.

     During the second quarter of 2004, the Company recorded a $14.6 million restructuring charge to streamline its operating structure. The charge primarily reflected the planned reduction of 430 persons, the closure of two facilities and lease cancellation costs. Additionally, $0.3 million of restructuring accruals related to 2003 and 2002 restructuring actions were reversed into income, as management determined that certain cash expenditures would not be incurred. During the second quarter of 2003, the Company recorded a $5.9 million restructuring charge to reduce operating costs. The charge primarily reflected the planned reduction of 148 persons. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the second quarter of 2004 was $154.9 million, an increase of $13.4 million, or 9.5%, over the second quarter of 2003. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A and RD&E expenses. Segment operating margin for the second quarter of 2004 was 10.7%, which was 0.4% below the segment operating margin for the comparable 2003 period. The decrease reflects the impact of Fluid Technology acquisitions, which produced operating margins below the segment average and changes in sales mix between segments, partially offset by higher operating margins in the Motion & Flow Control segment, Defense Electronics & Services segment and the Electronic Components segment.

     Interest expense was $5.4 million (net of interest income of $0.7 million). This was flat with the comparable 2003 period.

     Income tax expense was $33.7 million in the second quarter of 2004, a decrease of $7.8 million with the comparable prior year period. The decrease is primarily attributable to the impact of a favorable tax ruling.

     Income from continuing operations was $112.7 million, or $1.19 per diluted share compared to $92.1 million or $0.98 per diluted share for the second quarter of 2003. The increase reflects the results discussed above.

     During the second quarter of 2004, the Company recognized $0.7 million of employee benefit costs (net of tax effect) attributable to discontinued operations. During the second quarter of 2003, the Company recognized $7.8 million of income from discontinued operations. The income relates to the collection of a disputed receivable related to the Company's automotive businesses and the receipt of a tax refund also pertaining to the Company's discontinued businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for both assets, resulting in the above mentioned income.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $80.3 million, or 14.1%, and $51.1 million, or 13.5%, respectively, in the second quarter of 2004 compared to the second quarter of 2003. Higher organic sales in the water/wastewater markets and industrial products businesses, acquisition revenue from the water treatment business and the impact of foreign currency translation were the primary factors for the increases. These items were partially offset by lower sales in the engineered process solutions business. SG&A expenses for the second quarter of 2004 increased $21.9 million, or 20.7%, compared to 2003, mainly due to increased advertising costs, sales commissions and administrative costs in most businesses, and costs attributable to 2004 acquisitions. During the second quarter of 2004, the segment recorded a $3.4 million restructuring charge mainly related to a planned reduction in headcount and the closure of two facilities (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the second quarter of 2004 increased $1.6 million, or 2.2%, compared to the second quarter of 2003, due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the second quarter of 2004 increased $78.3 million, or 17.3%, and $43.1 million, or 15.8%, respectively, from the comparable prior year period. The increases are primarily due to higher volume in the night vision, advanced engineering systems and radar businesses. SG&A expenses increased $6.7 million, or 31.5%, primarily due to increased employee benefit and administrative costs and other operating expenses. RD&E expenses increased $19.4 million, or 17.3%, due to increased spending in all businesses. Operating income for the second quarter of 2004 was $55.8 million, an increase of $9.1 million, or 19.5%, compared to the same quarter in 2003. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $281.3 million and $201.4 million, respectively, during the second quarter of 2004, reflecting increases of $18.6 million, or 7.1%, and $11.3 million, or 5.9%, from the second quarter of 2003. The increases were mainly due to higher volume in the friction materials and leisure marine businesses and the impact of foreign currency translation, partially offset by scheduled platform rolloffs in the fluid handling business. SG&A expenses increased $2.4 million, or 10.4%, reflecting higher marketing costs and administrative expenses in most businesses. During the second quarters of 2004 and 2003, the segment recorded $2.4 million and $3.0 million of restructuring charges, respectively, mainly related to planned reductions in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $41.3 million was $4.2 million, or 11.3%, higher in the second quarter of 2004, compared to the second quarter of 2003, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $191.4 million and costs of sales and revenues of $135.2 million in the second quarter of 2004, increased $37.7 million, or 24.5%, and $24.8 million, or 22.5%, respectively, from the comparable prior year period. The increases reflect higher volume in all businesses and the impact of foreign currency translation. SG&A expenses increased $6.2 million due to increased marketing, employee benefit and administrative expenses. During the second quarter of 2004, the segment recorded a $7.2 million restructuring charge primarily relating to planned headcount reductions and lease cancellation costs (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the second quarter of 2004 increased $1.4 million from the second quarter of 2003. The increase was due to the factors discussed above.

     Corporate expenses increased $2.9 million in the second quarter of 2004, primarily due to higher restructuring costs, ($1.6 million in 2004 versus $0.2 million in 2003), (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information) and increased other operating expenses.

  SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

     Sales and revenues for the first six months of 2004 were $3,168.4 million, an increase of $433.8 million, or 15.9%, from the same period in 2003. Costs of sales and revenues of $2,086.1 million for the first six months of 2004 increased $290.1 million, or 16.2%, from the comparable 2003 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in all segments, contributions from acquisitions made by the Fluid Technology segment and the impact of foreign currency translation.

     Selling, general and administrative ("SG&A") expenses for the first six months of 2004 were $467.8 million, an increase of $68.9 million, or 17.3%, from the first six months of 2003. The increase in SG&A expenses was primarily due to increased marketing expense in all segments, including expenses from two first quarter acquisitions, higher general and administrative expenses and other operating expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, administrative expenses related to the two first quarter acquisitions and increased other administrative expenses.

     Research, development and engineering ("RD&E") expenses for the first six months of 2004 increased $39.4 million, or 14.5%, compared to the first six months of 2003. The increase is attributable to increased spending in all segments.

     During the first six months of 2004, the Company recorded a $19.9 million restructuring charge to streamline its operating structure. The charge primarily reflected the planned reduction of 533 persons, the closure of two facilities and lease cancellation costs. Additionally, $0.9 million of restructuring accruals related to 2003, 2002 and 2001 restructuring actions were reversed into income, as management determined that certain cash expenditures would not be incurred. During the first six months of 2003, the Company recorded a $14.9 million restructuring charge to reduce operating costs. The charge primarily reflected the planned reduction of 613 persons. Additionally, in 2003, the Company recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the first six months of 2004 was $283.9. million, an increase of $32.7 million, or 13.0%, over the first six months of 2003. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A and RD&E expenses. Segment operating margin for the first six months of 2004 was 10.2%, which was 0.4% below the segment operating margin for the comparable 2003 period. The decrease reflects the impact of Fluid Technology acquisitions, which produced operating margins below the segment average and changes in sales mix between segments, partially offset by higher operating margins in the Defense Electronics & Services segment and the Electronic Components segment.

     Interest expense was $6.5 million (net of interest income of $6.0 million, of which $4.3 million relates to a first quarter 2004 tax settlement) for the first six months of 2004. The Company recognized $9.3 million of interest income during the first six months of 2003. The variance between years is primarily due to interest income of $22.1 million, related to a 2003 first quarter tax refund, partially offset by lower average debt balances in 2004.

     Income tax expense was $69.9 million in the first six months of 2004, a decrease of $9.0 million from the comparable prior year period. The decrease is primarily attributable to the impact of a favorable tax ruling.

     Income from continuing operations was $200.8 million, or $2.13 per diluted share in the first six months of 2004, compared to $178.8 million or $1.90 per diluted share for the first six months of 2003. The increase reflects the results discussed above.

     During the first half of 2003, the Company recognized $7.8 million of income from discontinued operations. The income related to the collection of a disputed receivable related to the Company's automotive businesses and the receipt of a tax refund also pertaining to the Company's discontinued businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for both assets, resulting in the above mentioned income.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $151.6 million, or 14.1%, and $98.1 million, or 13.8%, respectively, in the first six months of 2004 compared to the first six months of 2003. Higher organic sales in the water/wastewater markets and industrial products businesses, acquisition revenue from the water treatment business and the impact of foreign currency translation were the primary factors for the increases. These items were partially offset by lower volume in the engineered process solutions business. SG&A expenses for the first six months of 2004 increased $44.5 million, or 21.5%, compared to 2003, mainly due to increased advertising costs, sales commissions and administrative costs in most businesses, and costs attributable to 2004 acquisitions. During the first six months of 2004, the segment recorded a $6.6 million restructuring charge mainly related to a planned reduction in headcount and the closure of two facilities (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first six months of 2004 was down $1.8 million, or 1.4%, compared to the first six months of 2003, due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first six months of 2004 increased $193.4 million, or 22.9%, and $128.7 million, or 25.7%, respectively, from the comparable prior year period. The increases are primarily due to higher volume in all businesses. Additionally, a change in product mix also contributed to the increase in costs of sales and revenues. SG&A expenses increased $12.0 million, or 24.6%, from the comparable prior year period, primarily due to increased employee benefit and administrative costs and other operating expenses. RD&E expenses increased $29.3 million, or 13.7%, from the comparable prior year period, due to increased spending in all businesses. Operating income for the first six months of 2004 was $104.5 million, an increase of $23.4 million, or 28.9%, compared to the same period in 2003. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $555.3 million and $400.0 million, respectively, during the first six months of 2004, reflecting increases of $34.5 million, or 6.6%, and $22.1 million, or 5.8%, from the first six months of 2003. The increases were mainly due to higher volume in the friction and leisure marine businesses and the impact of foreign currency translation, partially offset by scheduled platform rolloffs in the fluid handling business. SG&A expenses increased $4.9 million, or 10.6%, from the comparable prior year period, reflecting higher marketing costs and administrative expenses in most businesses and other operating expenses. During the first six months of 2004 and 2003, the segment recorded $2.6 million and $3.4 million of restructuring charges, respectively, mainly related to planned reductions in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $80.4 million was $5.3 million, or 7.1%, higher in the first six months of 2004, compared to the first six months of 2003, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $353.2 million and costs of sales and revenues of $247.7 million in the first six months of 2004, increased $54.7 million, or 18.3%, and $39.3 million, or 18.9%, respectively, from the comparable prior year period. The increases reflect higher volume in most businesses and the impact of foreign currency translation. SG&A expenses increased $9.0 million, or 15.0%, from the comparable prior year period, due to increased marketing, employee benefit and administrative expenses. During the first six months of 2004, the segment recorded a $8.9 million restructuring charge primarily relating to planned headcount reductions and lease cancellation costs. During the first six months of 2003, the segment recorded a $10.2 million restructuring charge primarily relating to planned headcount reductions and a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first six months of 2004 increased $7.1 million from the first six months of 2003. The increase was due to the factors discussed above.

     Corporate expenses increased $1.3 million in the first six months of 2004, primarily due to higher restructuring costs, ($1.8 million in 2004 versus $1.3 million in 2003), (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information) and higher other operating expenses.

STATUS OF RESTRUCTURING AND ASSET IMPAIRMENTS

  2004 RESTRUCTURING ACTIVITIES

     During the second quarter of 2004, the Company recognized a $13.9 million charge, primarily for the planned severance of 430 employees and the recognition of lease cancellation costs. The actions by segment are as follows:

     - The Electronic Components segment recorded $4.5 million of the charge for the recognition of lease cancellation costs. Severance of $1.2 million was recorded for the reduction of 340 employees. The terminations include 273 factory workers, 64 office workers and three management employees. The segment also recorded a $1.1 million charge for the disposal of machinery and equipment.

     - The Fluid Technology segment recorded $2.4 million for the termination of 45 employees, including eight factory workers and 37 office workers. Lease commitments totaling $0.7 million were recognized related to the closure of two facilities (one in Sweden and one in Florida). Asset write-offs and other costs totaling $0.2 million and $0.1 million, respectively, were also recognized during the quarter.

     - The Motion & Flow Control segment recognized $2.1 million for the termination of 44 employees, including seven factory workers, 32 office workers and five management employees.

     - Corporate headquarters recorded $1.6 million for the severance of one management employee.

     As of June 30, 2004, the Company had made $0.6 million of payments attributable to the 2004 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the second quarter of 2004 are approximately $4 million during 2004, including $0.1 million of non-cash savings, and approximately $39 million between 2005 and 2009, including $0.8 million of non-cash savings. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     In addition to the restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $0.3 million of severance and employee benefit costs related to actions announced during the first quarter of 2003 and the Electronic Components segment recognized $0.3 million of severance and employee benefit costs related to actions announced during the first quarter of 2004 and $0.1 million of outplacement related to actions announced in 2003.

     During the first quarter of 2004, the Company recognized a $5.3 million charge, primarily for the planned severance of 103 employees. The actions by segment are as follows:

     - The Fluid Technology segment recorded $2.7 million for the planned termination of 50 employees, including 15 factory workers and 35 office workers. Asset write-offs and other costs totaling $0.4 million and $0.1 million, respectively, were also recognized during the quarter.

     - The Electronic Components segment recorded $1.7 million of the charge primarily for the planned reduction of 35 employees, including 23 factory workers, 11 office workers and one management employee.

     - The Motion & Flow Control segment recognized $0.2 million for the planned termination of 16 employees, including three factory workers and 13 office workers.

     - Corporate headquarters recorded $0.2 million for the planned severance of one office worker and one management employee.

     As of June 30, 2004, the Company had made $4.6 million of payments attributable to the 2004 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2004 are approximately $5 million during 2004 and $28 million between 2005 and 2009, including $0.5 million in non-cash savings. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     The following table displays a rollforward of the restructuring accruals for the 2004 restructuring programs (in millions):

                                                                      CASH CHARGES
                                                         ---------------------------------------
                                                                        LEASE
                                                         SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                         ---------   -----------   -----   -----
Establishment of 2004 Plans............................    $12.4        $5.2       $ 0.2   $17.8
Payments...............................................     (5.0)         --        (0.2)   (5.2)
Other, including translation...........................     (0.3)         --          --    (0.3)
                                                           -----        ----       -----   -----
Balance June 30, 2004..................................    $ 7.1        $5.2       $  --   $12.3
                                                           =====        ====       =====   =====

  2003 RESTRUCTURING ACTIVITIES

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

     The projected future cash savings from the restructuring actions announced during the fourth quarter of 2003 are approximately $13 million during 2004 and $53 million between 2005 and 2008. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

     During the first half of 2004, the Company had made $8.6 million of payments attributable to the 2003 fourth quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the restructuring actions announced during the fourth quarter of 2003, the Motion & Flow Control segment recognized $0.5 million of severance and employee benefit costs related to actions announced during the first quarter and the Electronic Components segment recognized $0.2 million of outplacement related to actions announced earlier in 2003.

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

     The projected future cash savings from the restructuring actions announced during the third quarter of 2003 are approximately $4 million during 2004 and $15 million between 2005 and 2008. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During the first half of 2004, the Company made $0.4 million of payments attributable to the 2003 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the restructuring actions announced during the third quarter of 2003, the Motion & Flow Control segment recognized $0.2 million of severance and employee benefit costs related to actions announced during the first quarter of 2003.

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

     The projected future cash savings from the restructuring actions announced during the second quarter of 2003 are approximately $8 million during 2004 and $31 million between 2005 and 2008. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During the first half of 2004, the Company made $0.5 million of payments attributable to the 2003 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $1.2 million of severance and employee benefit costs related to actions announced during the first quarter of 2003.

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

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $8 million during 2004 and $38 million between 2005 and 2008. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During the first half of 2004, the Company made $1.4 million of payments attributable to the 2003 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The following table displays a rollforward of the restructuring accruals for the 2003 restructuring programs (in millions):

                                                                      CASH CHARGES
                                                        ----------------------------------------
                                                                       LEASE
                                                        SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                        ---------   -----------   -----   ------
Establishment of 2003 Plans...........................   $ 30.6        $ 1.2      $ 1.2   $ 33.0
Payments..............................................    (12.5)          --       (0.9)   (13.4)
Reversals.............................................     (3.5)          --         --     (3.5)
Translation...........................................      0.2           --         --      0.2
                                                         ------        -----      -----   ------
Balance December 31, 2003.............................   $ 14.8        $ 1.2      $ 0.3   $ 16.3
                                                         ======        =====      =====   ======
Payments..............................................    (10.6)        (0.2)      (0.1)   (10.9)
Reversals.............................................     (0.3)          --         --     (0.3)
Recognition of additional charges.....................      0.4           --         --      0.4
Translation...........................................     (0.4)          --         --     (0.4)
                                                         ------        -----      -----   ------
Balance June 30, 2004.................................   $  3.9        $ 1.0      $ 0.2   $  5.1
                                                         ======        =====      =====   ======

     During the first half of 2004, $0.3 million of restructuring accruals related to 2003 restructuring actions were reversed into income. The reversals primarily reflect lower than anticipated severance costs on completed actions due to favorable employee attrition at the Electronic Components segment.

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

     During the first half of 2004 headcount was reduced by 124 persons and the Company experienced employee attrition, leaving a balance of 65 planned reductions related to the 2003 restructuring plans. In addition, one facility remains to be closed related to the 2003 restructuring plans. Actions announced during 2003 will be substantially completed by the end of 2004.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2002 to June 30, 2004 (in thousands):

                                                                                            2002
                                             BEGINNING BALANCE     2002        2002        OTHER      ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2002    SPENDING   SETTLEMENTS   ACTIVITY   DECEMBER 31, 2002
-------------------------------------------  -----------------   --------   -----------   --------   -----------------
Other Deferred Liabilities.............          $    807        $   (46)      $  --      $    --        $    761
Accrued Expenses.......................             9,500           (909)         --       12,007          20,598
Environmental..........................            14,612            (75)         --           --          14,537
Income Tax.............................           154,151             --          --           --         154,151
                                                 --------        -------       -----      -------        --------
Total..................................          $179,070        $(1,030)      $  --      $12,007        $190,047
                                                 ========        =======       =====      =======        ========

                                                                                            2003
                                             BEGINNING BALANCE     2003        2003        OTHER      ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2003    SPENDING   SETTLEMENTS   ACTIVITY   DECEMBER 31, 2003
-------------------------------------------  -----------------   --------   -----------   --------   -----------------
Other Deferred Liabilities.............          $    761        $    --       $  --      $  (761)       $     --
Accrued Expenses.......................            20,598         (1,668)         --       (1,244)         17,686
Environmental..........................            14,537            (94)         --         (195)         14,248
Income Tax.............................           154,151             --          --           --         154,151
                                                 --------        -------       -----      -------        --------
Total..................................          $190,047        $(1,762)      $  --      $(2,200)       $186,085
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

                                                                                            2004
                                             BEGINNING BALANCE     2004        2004        OTHER     ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2004    SPENDING   SETTLEMENTS   ACTIVITY   JUNE 30, 2004
-------------------------------------------  -----------------   --------   -----------   --------   --------------
Other Deferred Liabilities...............        $     --          $ --        $  --       $  --        $     --
Accrued Expenses.........................          17,686            (7)          --          --          17,679
Environmental............................          14,248           (49)          --          --          14,199
Income Tax...............................         154,151            --           --          --         154,151
                                                 --------          ----        -----       -----        --------
Total....................................        $186,085          $(56)       $  --       $  --        $186,029
                                                 ========          ====        =====       =====        ========

     At June 30, 2004, the Company has automotive discontinued operations accruals of $186.0 million that primarily relate to the following: taxes $154.1 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $7.8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.2 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $9.9 million -- for workers compensation issues which are recorded in Accrued Expenses. In 2004, the Company made immaterial payments for matters attributable to the automotive discontinued operations. The Company expects that it will cash settle $154.1 million of tax obligations in late 2004 or 2005. The Company projects that it will spend between $3.0 million and $4.0 million in 2004 related to its remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW OVERVIEW

     The Company provided $57.5 million of cash from operating activities during the first six months of 2004. Net income generated from continuing operations of $200.8 million, which includes $97.1 million of depreciation and amortization, and an increase in accounts payable were the primary factors for this performance. A $100.0 million prepaid pension contribution and a $195.9 million increase in accounts receivable, reflecting increased sales volume and the timing of collections, partially offset these items.

     During the first six months of 2004, the Company also spent $257.3 million on acquisitions, $114.7 million on the repurchase of common stock, $63.5 million on capital expenditures, $30.5 million on dividend payments and $36.2 million on the repayment of long-term debt. These actions were financed primarily with cash from operating activities, short-term debt, and cash received from exercised stock options.

     The Company projects cash from operating activities to be between $485.0 million and $535.0 million for the twelve months ended December 31, 2004.

     Cash Flows: Cash provided by operating activities during the first six months of 2004 was $57.5 million, or a $90.9 million improvement over the first six months of 2003. The improvement is primarily attributable to a $100.0 million prepaid pension contribution in 2004 compared to a $200.0 million prepaid pension contribution in the first six months of 2003. Lower spending of accrued expenses, higher income from continuing operations, and increased accounts payable balances also contributed to the favorable variance with the first six months of 2003. An increase in accounts receivable and inventory balances partially offset the improvement in cash provided by operating activities. These increases reflect higher volume and the timing of collections.

     Status of Restructuring Activities: Restructuring payments during the first six months of 2004 totaled $17.8 million and were comprised of $5.2 million of expenditures for the 2004 plan and $12.6 million of expenditures for the 2003, 2002 and 2001 restructuring plans. All future payments are projected to be paid with future cash from operating activities supplemented, as required, by commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first six months of 2004 were $63.5 million, an increase of $5.8 million from the first six months of 2003. The increase was seen across several operating segments.

     Acquisitions: During the first six months of 2004, the Company spent $257.3 million primarily for the acquisitions of the following:

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

The excess of the purchase price over the fair value of net assets acquired of $179.7 million was recorded as goodwill.

     On February 9, 2004, the Company signed a definitive agreement to purchase the Remote Sensing Systems ("RSS") business from Eastman Kodak Company for approximately $725 million. RSS is the world's leading supplier of high-resolution satellite imaging systems and image information processing services. The acquisition significantly broadens the Company's space payload and service product offering for U.S. military as well as other science, government and commercial customers.

     The acquisition is expected to close in the third quarter and will be funded via commercial paper.

     During the first six months of 2003, the Company spent $42.5 million, primarily for the acquisition of the following:

     - The VEAM/TEC division of the Northrop Grumman Corporation ("VEAM"). VEAM is a designer and manufacturer of cylinder, filter and fiber optic connectors for the military/aerospace, industrial, transit, entertainment and nuclear markets.

     - Uniservice Wellpoint Srl., a manufacturer of high quality diesel and electric powered, vacuum primed centrifugal pumps, along with spear or well point dewatering systems for the rental market and sale.

The excess of the purchase price over the fair value of net assets acquired of $27.6 million was recorded as goodwill.

     Divestitures: During the first six months of 2004, the Company generated $4.7 million of cash proceeds primarily from the sale of two properties. In the first six months of 2003, the Company generated $9.5 million of cash proceeds primarily from the sale of plant, property and equipment. This is primarily due to the sale of land for $7.3 million at Defense Electronics & Services.

     Financing Activities: Debt at June 30, 2004 was $800.2 million, compared with $602.4 million at December 31, 2003. Cash and cash equivalents were $219.5 million at June 30, 2004, compared to $414.2 million at December 31, 2003. The change in debt and cash levels primarily reflects the acquisition of WEDECO, the repurchase of common stock, and the payment of dividends. In March 2004, the Company arranged an additional revolving credit agreement of $0.4 billion to accommodate additional acquisitions. As a result, the maximum amount of borrowing available under the Company's revolving credit agreements, which provide back-up for the Company's commercial paper program, at June 30, 2004, was $1.4 billion. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.4 billion in the aggregate outstanding at any time.

     Status of Automotive Discontinued Operations: In 2004, the Company made immaterial payments for matters attributable to its automotive discontinued operations. Tax obligations of $154.1 million are expected to be resolved in late 2004 or 2005. In addition, the Company projects between $3.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

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

     ENVIRONMENTAL: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At June 30, 2004, the Company's best estimate is $101.6 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $77.2 million and the high range estimate is $165.1 million. On an annual basis the Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

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

                                                             2003   2002    2001   2000   1999
                                                             ----   -----   ----   ----   ----
Expected Return on Assets..................................  9.00%   9.75%  9.75%  9.75%  9.75%
Actual Return on Assets....................................  28.3%  (10.9)% (4.0)% (0.7)% 22.4%

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

     Funding requirements under IRS rules are a major consideration in determining the amount of contributions we make to our pension plans. The Company contributed $206.3 million to our domestic pension plans during 2003, and an additional $106.3 million in the first six months of 2004. Of these amounts, $200.0 million and $100.0 million, respectively, have been contributed to the domestic Salaried Retirement Plan. As a result, the Company does not expect to face any material minimum required contributions to any of its domestic pension plans for the balance of 2004 and 2005 under current IRS requirements.

     Depending on market conditions and recently passed revisions to the IRS contribution requirements, the Company estimates that it may be required to make additional contributions between zero and $400.0 million in 2006.

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

     Also during 2003, the projected benefit obligation for the U.S. Salaried Pension Plan increased by $152.0 million to $3,448.8 million. The increase included the $104.3 million impact of a 25 basis point decline in the discount rate at year-end. This was partially offset by the $(28.3) million impact of a 50 basis point decrease in the expected rate of future compensation increases. As a result, the funded status for the Company's U.S. Salaried Plan improved by $495.4 million to $(459.6) million at the end of 2003. Funded status for the Company's total pension obligations, including foreign and affiliate plans, improved by $452.6 million to $(871.3) million at the end of 2003.

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

     In 2004, the Company expects to incur approximately $70 million of pension expense that will be recorded into its Consolidated Income Statement. The increase in pension expense is primarily due to the effect of the change in discount rate and higher amortization of past losses. See Note 12, "Pension and

Postretirement Medical Benefit Expenses," in the Notes to Consolidated Condensed Financial Statements for additional details, including pension expense incurred during the first six months of 2004.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at June 30, 2004 and 2003 was $34.5 million and $41.1 million, respectively. See Note 14, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional details.

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

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidiary provided by the Act or until certain other events requiring plan remeasurement. The Company has elected the deferral provided by this FSP and is evaluating the magnitude of the potential favorable impact of the subsidy on the financial statements. The authoritative guidance, when issued, could require a change to previously reported information. See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K for discussion of postretirement benefits.

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

     (b) There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                               TOTAL NUMBER OF     AVERAGE PRICE PAID
PERIOD                                                       SHARES PURCHASED(1)      PER SHARE(2)
------                                                       -------------------   ------------------
4/1/04 - 4/30/04...........................................        442,265               $78.73
5/1/04 - 5/31/04...........................................        235,302               $78.91
6/1/04 - 6/30/04...........................................        277,850               $83.36

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT Industries' annual meeting of shareholders held on May 11, 2004, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

                                                                      VOTES
                                                              ----------------------
                                                                 FOR       WITHHELD
                                                              ----------   ---------
Curtis J. Crawford..........................................  79,354,847   1,064,368
Louis J. Giuliano...........................................  78,738,230   1,680,985
Christina A. Gold...........................................  78,506,034   1,913,181
Ralph F. Hake...............................................  78,553,827   1,865,388
John J. Hamre...............................................  79,355,306   1,063,909
Raymond W. LeBoeuf..........................................  78,548,728   1,870,487
Frank T. MacInnis...........................................  78,550,334   1,868,881
Linda S. Sanford............................................  79,343,247   1,075,968
Markos I. Tambakeras........................................  78,537,812   1,881,403

     In addition to the election of directors, one other vote was taken at the meeting. The appointment of Deloitte & Touche LLP as independent auditors for 2004 was ratified by a vote of 78,308,202 shares in favor, 1,391,192 shares against, and 719,821 shares abstained. There were no other matters presented for a vote at the meeting.

ITEM 5. OTHER INFORMATION

     On June 28, 2004 Steven R. Loranger was elected Director, President and Chief Executive Officer. Also on June 28, 2004 Louis J. Giuliano resigned as President and Chief Executive Officer, but continues as a Director and Chairman of the Company.

     On August 5, 2004, the Company announced that Robert J. Pagano, formerly President of the Company's Fluid Technology Industrial Products business, had been appointed to the position of Corporate Controller. Mr. Pagano replaces Mark Lang, who was named Vice President -- Finance and Controller, for the Company's Defense Electronics & Services business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) Reports filed on Form 8-K.

     (1) ITT Industries filed under Item 5, on June 2, 2004 a press release providing an update on the timing of its pending acquisition of Kodak's Remote Sensing Systems business and reaffirming its earnings projections for the second quarter and full year 2004.

     (2) ITT Industries filed under Item 5 and Item 7 on June 29, 2004 a press release announcing the election of Steven R. Loranger as Director, President and Chief Executive Officer of ITT Industries, Inc. ITT Industries, Inc. also announced that Louis J. Giuliano resigned as President and Chief Executive Officer but would continue as a Director and Chairman of the Board of the Company.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ITT Industries, Inc.

                                          (Registrant)

                                          By     /s/ EDWARD W. WILLIAMS
                                            ------------------------------------
                                                     Edward W. Williams
                                                 Senior Vice President and
                                                  Chief Financial Officer

August 6, 2004

                                 EXHIBIT INDEX

EXHIBIT
NO                                    DESCRIPTION                                        LOCATION
-------                               -----------                                        --------
    (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession.........................................................  None
  (3.1)   ITT Industries, Inc. Restated Articles of Incorporation............  Incorporated by reference to
                                                                               Exhibit 3(i) of ITT
                                                                               Industries' Form 10-Q for
                                                                               the quarter ended June 30,
                                                                               1997 (CIK No. 216228, File
                                                                               No. 1-5627)
  (3.2)   ITT Industries, Inc. By-laws, as amended June 25, 2004.............  Attached
    (4)   Instruments defining the rights of security holders, including indentures.........................................................  Not required to be filed.
                                                                               The Registrant hereby agrees
                                                                               to file with the Commission
                                                                               a copy of any instrument
                                                                               defining the rights of
                                                                               holders of long-term debt of
                                                                               the Registrant and its
                                                                               consolidated subsidiaries
                                                                               upon request of the
                                                                               Commission. (CIK No. 216228,
                                                                               File No. 1-5627).
 (10.1)   ITT Industries, Inc. 2003 Equity Incentive Plan, effective May 13,
          2003...............................................................  Incorporated by reference to
                                                                               Exhibit 10.1 of ITT
                                                                               Industries' Form 10-Q for
                                                                               the quarter ended June 30,
                                                                               2003 (CIK No. 216228, File
                                                                               No. 1-5672)
 (10.2)   Employment Agreement dated as of June 28, 2004 between ITT
          Industries, Inc. and Steven R. Loranger............................  Attached
   (11)   Statement re computation of per share earnings.....................  See Note 6 of the Notes to
                                                                               Consolidated Condensed
                                                                               Financial Statements
   (15)   Letter re unaudited interim financial information..................  None
   (18)   Letter re change in accounting principles..........................  None
   (19)   Report furnished to security holders...............................  None
   (22)   Published report regarding matters submitted to vote of security holders............................................................  None
   (23)   Consents of experts and counsel....................................  None
   (24)   Power of attorney..................................................  None
 (31.1)   Certification of Steven R. Loranger Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached
 (31.2)   Certification of Edward W. Williams Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached

EXHIBIT
NO                                    DESCRIPTION                                        LOCATION
-------                               -----------                                        --------
 (32.1)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  Attached. This Exhibit is
                                                                               intended to be furnished in
                                                                               accordance with Regulation
                                                                               S-K Item 601(b)(32)(ii) and
                                                                               shall not be deemed to be
                                                                               filed for purposes of
                                                                               Section 18 of the Securities
                                                                               Exchange Act of 1934 or
                                                                               incorporated by reference
                                                                               into any filing under the
                                                                               Securities Act of 1933,
                                                                               except as shall be expressly
                                                                               set forth by specific
                                                                               reference.
 (32.2)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  Attached. This Exhibit is
                                                                               intended to be furnished in
                                                                               accordance with Regulation
                                                                               S-K Item 601(b)(32)(ii) and
                                                                               shall not be deemed to be
                                                                               filed for purposes of
                                                                               Section 18 of the Securities
                                                                               Exchange Act of 1934 or
                                                                               incorporated by reference
                                                                               into any filing under the
                                                                               Securities Act of 1933,
                                                                               except as shall be expressly
                                                                               set forth by specific
                                                                               reference.