Form 10-Q
period 2004-09-30
ITT INDUSTRIES INC
filed 2004-11-05
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     As of October 31, 2004, there were outstanding 92,319,013 shares of common stock ($1 par value per share) of the registrant.

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three and Nine
                   Months Ended September 30, 2004 and 2003....................    2
                   Consolidated Condensed Balance Sheets -- September 30, 2004
                   and December 31, 2003.......................................    4
                   Consolidated Condensed Statements of Cash Flows -- Nine
                   Months Ended September 30, 2004 and 2003....................    5
                   Notes to Consolidated Condensed Financial Statements........    6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations: Three and Nine Months Ended
                   September 30, 2004 and 2003.................................   26
          Item 3.  Quantitative and Qualitative Disclosures about Market
                   Risk........................................................   44
          Item 4.  Controls and Procedures.....................................   44
Part II.  OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................   44
          Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and
                   Issuer Purchases of Equity Securities.......................   45
          Item 6.  Exhibits....................................................   45
                   Signature...................................................   46
                   Exhibit Index...............................................   47

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
Sales and revenues...................................  $1,667.7   $1,375.2   $4,836.1   $4,109.8
                                                       --------   --------   --------   --------
Costs of sales and revenues..........................   1,100.9      903.7    3,187.0    2,699.7
Selling, general, and administrative expenses........     244.6      195.9      712.4      594.8
Research, development, and engineering expenses......     150.4      137.2      462.0      409.4
Restructuring and asset impairment charges...........       5.7        1.6       24.7       17.9
                                                       --------   --------   --------   --------
Total costs and expenses.............................   1,501.6    1,238.4    4,386.1    3,721.8
                                                       --------   --------   --------   --------
Operating income.....................................     166.1      136.8      450.0      388.0
Interest expense (income), net.......................       8.6       (5.3)      15.1      (14.6)
Miscellaneous expense, net...........................       4.1        2.0       10.8        4.8
                                                       --------   --------   --------   --------
Income from continuing operations before income
  taxes..............................................     153.4      140.1      424.1      397.8
Income tax expense...................................      43.9       37.6      113.8      116.5
                                                       --------   --------   --------   --------
Income from continuing operations....................     109.5      102.5      310.3      281.3
Discontinued operations:
  Income (loss) from discontinued operations,
     including tax income (expense) of $(0.1), $6.3,
     $(0.2) and $6.1.................................       0.3        6.7        0.4       14.5
                                                       --------   --------   --------   --------
Net income...........................................  $  109.8   $  109.2   $  310.7   $  295.8
                                                       ========   ========   ========   ========

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
EARNINGS PER SHARE:
Income from continuing operations:
  Basic..............................................  $   1.19   $   1.11   $   3.36   $   3.06
  Diluted............................................  $   1.16   $   1.09   $   3.29   $   2.99
Discontinued operations:
  Basic..............................................  $     --   $   0.07   $     --   $   0.15
  Diluted............................................  $     --   $   0.07   $     --   $   0.15
Net income:
  Basic..............................................  $   1.19   $   1.18   $   3.36   $   3.21
  Diluted............................................  $   1.16   $   1.16   $   3.29   $   3.14
Cash dividends declared per common share.............  $   0.17   $   0.16   $   0.51   $   0.48
Average Common Shares -- Basic.......................      92.3       92.3       92.3       92.1
Average Common Shares -- Diluted.....................      94.3       94.3       94.4       94.0

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above income statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     $  253.9       $  414.2
  Receivables, net..........................................      1,249.0          974.6
  Inventories, net..........................................        654.1          578.5
  Deferred income taxes.....................................         71.9           68.2
  Other current assets......................................         84.2           70.0
                                                                 --------       --------
         Total current assets...............................      2,313.1        2,105.5
                                                                 --------       --------
Plant, property and equipment, net..........................        923.5          893.3
Deferred income taxes.......................................        366.2          373.3
Goodwill, net...............................................      2,438.0        1,629.1
Other intangible assets, net................................        264.6           74.8
Other assets................................................        930.0          861.6
                                                                 --------       --------
         Total non-current assets...........................      4,922.3        3,832.1
                                                                 --------       --------
         Total assets.......................................     $7,235.4       $5,937.6
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $  713.4       $  635.3
  Accrued expenses..........................................        698.7          653.4
  Accrued taxes.............................................        294.1          251.9
  Notes payable and current maturities of long-term debt....      1,019.5          141.5
  Other current liabilities.................................          3.1            4.5
                                                                 --------       --------
         Total current liabilities..........................      2,728.8        1,686.6
                                                                 --------       --------
Pension benefits............................................      1,205.1        1,187.6
Postretirement benefits other than pensions.................        319.3          216.2
Long-term debt..............................................        442.9          460.9
Other liabilities...........................................        502.1          538.6
                                                                 --------       --------
         Total non-current liabilities......................      2,469.4        2,403.3
                                                                 --------       --------
         Total liabilities..................................      5,198.2        4,089.9
Shareholders' Equity:
  Cumulative Preferred stock: Authorized 50,000,000 shares,
    No par value, none issued...............................           --             --
  Common stock:
    Authorized 200,000,000 shares, $1 par value per share
       Outstanding: 92,277,513 shares and 92,271,319
      shares................................................         92.3           92.3
  Retained earnings.........................................      2,492.1        2,277.1
  Accumulated other comprehensive loss:
    Unrealized loss on investment securities and cash flow
      hedges................................................         (0.7)          (0.6)
    Unrealized loss on minimum pension liability............       (602.2)        (602.2)
    Cumulative translation adjustments......................         55.7           81.1
                                                                 --------       --------
         Total accumulated other comprehensive loss.........       (547.2)        (521.7)
                                                                 --------       --------
         Total shareholders' equity.........................      2,037.2        1,847.7
                                                                 --------       --------
         Total liabilities and shareholders' equity.........     $7,235.4       $5,937.6
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              ---------   -------
OPERATING ACTIVITIES
Net income..................................................  $   310.7   $ 295.8
Income from discontinued operations.........................       (0.4)    (14.5)
                                                              ---------   -------
Income from continuing operations...........................      310.3     281.3
Adjustments to income from continuing operations:
  Depreciation and amortization.............................      146.0     138.7
  Restructuring and asset impairment charges................       24.7      17.9
  Payments for restructuring................................      (24.3)    (14.9)
  Change in receivables.....................................     (142.4)   (147.6)
  Change in inventories.....................................      (51.5)    (14.6)
  Change in accounts payable and accrued expenses...........       56.2      26.6
  Change in accrued and deferred taxes......................       59.8     172.1
  Change in other current and non-current assets............      (94.3)   (191.6)
  Change in non-current liabilities.........................      (44.3)     (7.0)
  Other, net................................................        9.4       8.3
                                                              ---------   -------
  Net cash -- operating activities..........................      249.6     269.2
                                                              ---------   -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................     (100.2)    (97.0)
Acquisitions, net of cash acquired..........................     (994.6)    (44.1)
Proceeds from sale of assets and businesses.................        5.1       9.3
Sale of investments.........................................         --      43.5
Other, net..................................................        0.2       0.1
                                                              ---------   -------
  Net cash -- investing activities..........................   (1,089.5)    (88.2)
                                                              ---------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................      855.5     (12.0)
Long-term debt repaid.......................................      (52.1)    (40.3)
Long-term debt issued.......................................        1.1       0.3
Repurchase of common stock..................................     (131.5)    (32.2)
Proceeds from issuance of common stock......................       61.5      27.9
Dividends paid..............................................      (46.1)    (43.2)
Other, net..................................................         --       0.2
                                                              ---------   -------
  Net cash -- financing activities..........................      688.4     (99.3)
                                                              ---------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........       (3.6)     12.3
NET CASH -- DISCONTINUED OPERATIONS.........................       (5.2)     16.1
                                                              ---------   -------
Net change in cash and cash equivalents.....................     (160.3)    110.1
Cash and cash equivalents -- beginning of period............      414.2     202.2
                                                              ---------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $   253.9   $ 312.3
                                                              =========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $    28.9   $  29.8
                                                              =========   =======
  Income taxes (net of refunds received)....................  $    54.0   $ (55.6)
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES, NET

     Net receivables consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Trade.......................................................    $1,187.1         $936.3
Other.......................................................        92.2           67.4
Less: allowance for doubtful accounts and cash discounts....       (30.3)         (29.1)
                                                                --------         ------
                                                                $1,249.0         $974.6
                                                                ========         ======

2) INVENTORIES, NET

     Net inventories consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Finished goods..............................................     $165.6          $159.4
Work in process.............................................      265.9           182.4
Raw materials...............................................      322.5           312.8
Less: progress payments.....................................      (99.9)          (76.1)
                                                                 ------          ------
                                                                 $654.1          $578.5
                                                                 ======          ======

3) PLANT, PROPERTY AND EQUIPMENT, NET

     Net plant, property and equipment consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Land and improvements.......................................    $    62.7      $    60.5
Buildings and improvements..................................        493.3          465.2
Machinery and equipment.....................................      1,656.2        1,618.1
Furniture, fixtures and office equipment....................        249.5          250.1
Construction work in progress...............................         86.3           68.2
Other.......................................................         55.7           45.1
                                                                ---------      ---------
                                                                  2,603.7        2,507.2
Less: accumulated depreciation and amortization.............     (1,680.2)      (1,613.9)
                                                                ---------      ---------
                                                                $   923.5      $   893.3
                                                                =========      =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2004       2003       2004       2003
                                               --------   --------   --------   --------
Product sales................................  $1,355.2   $1,147.5   $3,981.9   $3,460.4
Service revenues.............................     312.5      227.7      854.2      649.4
                                               --------   --------   --------   --------
Total sales and revenues.....................  $1,667.7   $1,375.2   $4,836.1   $4,109.8
                                               ========   ========   ========   ========
Costs of product sales.......................  $  877.0   $  748.5   $2,577.7   $2,255.3
Costs of service revenues....................     223.9      155.2      609.3      444.4
                                               --------   --------   --------   --------
Total costs of sales and revenues............  $1,100.9   $  903.7   $3,187.0   $2,699.7
                                               ========   ========   ========   ========

     The Defense Electronics & Services segment comprises $284.3 and $768.7 of total service revenues for the three and nine months ended September 30, 2004, respectively, and $199.0 and $530.7 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

     The Defense Electronics & Services segment comprises $207.3 and $587.1 of total service revenues for the three and nine months ended September 30, 2003, respectively, and $136.6 and $386.9 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended September 30, 2004
Net income..................................................                            $109.8
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $17.8       $  --         17.8
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      0.1          --          0.1
                                                                -----       -----       ------
     Other comprehensive income (loss)......................    $17.9       $  --         17.9
                                                                                        ------
Comprehensive income........................................                            $127.7
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended September 30, 2003
Net income..................................................                            $109.2
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $9.5        $  --          9.5
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................     0.4         (0.1)         0.3
                                                                ----        -----       ------
     Other comprehensive income (loss)......................    $9.9        $(0.1)         9.8
                                                                                        ------
Comprehensive income........................................                            $119.0
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Nine Months Ended September 30, 2004
Net income..................................................                            $310.7
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(25.4)      $ --         (25.4)
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................     (0.2)       0.1          (0.1)
                                                               ------       ----        ------
     Other comprehensive income (loss)......................   $(25.6)      $0.1         (25.5)
                                                                                        ------
Comprehensive income........................................                            $285.2
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
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

                                                             THREE MONTHS     NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                             -------------   -------------
                                                             2004    2003    2004    2003
                                                             -----   -----   -----   -----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share..............  92.3    92.3    92.3    92.1
Common stock equivalents...................................   2.0     2.0     2.1     1.9
                                                             ----    ----    ----    ----
Shares used in the computation of diluted earnings per
  share....................................................  94.3    94.3    94.4    94.0
                                                             ====    ====    ====    ====

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2004 were 0.1 and 0.0, respectively. The amount of antidilutive restricted common stock excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2004 was 0.1.

     The amounts of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2003 were 0.0 and 1.7, respectively.

7) STOCK-BASED EMPLOYEE COMPENSATION

     At September 30, 2004, the Company has one stock-based employee compensation plan for issuing new stock options and restricted shares. The Company also has one stock-based employee compensation plan and two stock-based non-employee directors compensation plans that have stock options and restricted shares outstanding; however no new awards will be granted under these plans. These plans are described more fully in Note 20, "Shareholders' Equity," within the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation expense for these plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensa-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

tion," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                             ---------------   ---------------
                                                              2004     2003     2004     2003
                                                             ------   ------   ------   ------
Net income as reported.....................................  $109.8   $109.2   $310.7   $295.8
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for awards
  not reflected in net income -- net of tax................    (2.0)    (1.7)   (20.1)    (4.2)
                                                             ------   ------   ------   ------
Pro forma net income.......................................  $107.8   $107.5   $290.6   $291.6
Basic earnings per share
  As reported..............................................  $ 1.19   $ 1.18   $ 3.36   $ 3.21
  Pro forma................................................  $ 1.17   $ 1.16   $ 3.15   $ 3.17
Diluted earnings per share
  As reported..............................................  $ 1.16   $ 1.16   $ 3.29   $ 3.14
  Pro forma................................................  $ 1.15   $ 1.14   $ 3.09   $ 3.10

     The pro forma diluted earnings per share calculations for the three months and nine months ended September 30, 2004 were computed using diluted average common shares of 94.0 and 94.1, respectively. The pro forma diluted earnings per share calculations for the three months and nine months ended September 30, 2003 were computed using diluted average common shares of 94.3 and 94.0, respectively.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in the three months and nine months ended September 30, 2004 and 2003:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                   -------------------   -----------------
                                                     2004       2003      2004      2003
                                                   --------   --------   -------   -------
Dividend yield...................................    1.33%      1.46%      1.39%     1.57%
Expected volatility..............................   25.14%     26.85%     25.80%    28.74%
Expected life....................................  6 years    6 years    6 years   6 years
Risk-free rates..................................    4.33%      3.34%      3.71%     3.37%

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Condensed Income Statements during the three month and nine month periods ended September 30, 2004 and 2003 was:

   THREE MONTHS           NINE MONTHS
ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
-------------------   -------------------
  2004       2003       2004       2003
--------   --------   --------   --------
$0.6         $0.2       $0.9       $0.6
  ----       ----       ----       ----

8) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  2004 RESTRUCTURING ACTIVITIES

     During the third quarter of 2004, the Company recognized a $5.7 charge, primarily for the planned severance of 76 employees, idle facility costs and movement of production. The actions by segment are as follows:

     - The Fluid Technology segment recorded $3.3 for the planned termination of 36 employees, including nine factory workers, 23 office workers and four management employees. Other costs totaling $0.2 were also recognized during the quarter.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     - The Motion & Flow Control segment recognized $0.5 for the planned termination of 30 employees, including 23 factory workers and seven office workers. The segment also recorded $0.6 for relocation and moving costs.

     - The Electronic Components segment recorded $0.4 for the planned termination of ten employees. The terminations include eight office workers and two management employees. The segment also recorded a $0.7 charge primarily for costs associated with moving two product lines from Weinstadt, Germany to Shenzhen, China and one product line from Santa Ana, CA to Nogales, Mexico and idle facility costs.

     In addition to the restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.1 of severance and employee benefit costs related to actions announced during the first quarter of 2003 and $0.1 of previous restructuring charges were reversed.

     During the second quarter of 2004, the Company recognized a $13.9 charge, primarily for the planned severance of 430 employees and the recognition of lease cancellation fees. The actions by segment are as follows:

     - The Electronic Components segment recorded $4.5 of the charge for the recognition of lease cancellation costs. Severance of $1.2 was recorded for the planned reduction of 340 employees. The terminations include 273 factory workers, 64 office workers and three management employees. The segment also recorded a $1.1 charge for the disposal of machinery and equipment.

     - The Fluid Technology segment recorded $2.4 for the planned termination of 45 employees, including eight factory workers and 37 office workers. Lease commitments totaling $0.7 were recognized related to the closure of two facilities (one in Sweden and one in Florida). Asset write-offs and other costs totaling $0.2 and $0.1, respectively, were also recognized during the quarter.

     - The Motion & Flow Control segment recognized $2.1 for the planned termination of 44 employees, including seven factory workers, 32 office workers and five management employees.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

  2003 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The $15.4 restructuring charge primarily reflects the planned severance of 301 employees. The actions by segment are as follows:

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

     During the third quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The $2.6 restructuring charge primarily reflects the planned severance of 72 employees. The actions by segment are as follows:

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

                                                  DEFENSE     MOTION
                                     FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                   TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER   TOTAL
                                   ----------   -----------   -------   ----------   ---------   ------
Balance December 31, 2003........    $11.3         $ 0.8       $ 3.7      $ 3.5        $ 0.8     $ 20.1
Additional restructuring charges
  for prior year plans...........       --            --         0.4        0.1           --        0.5
Payments for prior charges.......     (8.9)         (0.6)       (2.6)      (1.7)        (0.5)     (14.3)
Reversal of prior charges........     (0.4)           --          --       (0.5)          --       (0.9)
2004 restructuring charges.......      9.5            --         3.4        8.8          1.8       23.5
Payments for 2004 charges........     (4.8)           --        (1.6)      (3.3)        (0.3)     (10.0)
Reversal of 2004 charges.........       --            --          --         --         (0.1)      (0.1)
Other, including translation.....     (0.3)         (0.1)         --         --           --       (0.4)
                                     -----         -----       -----      -----        -----     ------
Balance September 30, 2004.......    $ 6.4         $ 0.1       $ 3.3      $ 6.9        $ 1.7     $ 18.4
                                     =====         =====       =====      =====        =====     ======

     During the third quarter of 2004, $0.1 of restructuring accruals related to a 2004 restructuring action was reversed into income.

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

     At December 31, 2003, the accrual balance for restructuring activities was $20.1. Cash payments of $24.3 and additional cash charges of $24.0 were recorded in the first nine months of 2004. The accrual balance related to cash charges at September 30, 2004 is $18.4, which includes $11.7 for severance and $6.7 for facility carrying costs and other.

     As of December 31, 2003, remaining actions under restructuring activities announced in 2003, 2002 and 2001 were to close one facility and reduce headcount by 208. During the first nine months of 2004, the Company reduced headcount by 765 persons related to all plans and experienced employee attrition, leaving a balance of 47 planned reductions. Actions announced during the third quarter of 2004 will be substantially completed by the end of 2004. Actions announced during the second quarter of 2004 will be substantially completed by the end of the first quarter of 2005. Actions announced during the first quarter of 2004 are substantially completed. Actions announced during 2003 will be substantially completed by the end of 2004. All of the actions contemplated under the 2002 and 2001 plans were substantially completed in 2003. Closed facility expenditures and severance run-off related to the 2001 plan will continue to be incurred in 2004.

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

     At September 30, 2004 and December 31, 2003, the values of the Company's interest rate swaps were $89.5 and $81.6, including $7.5 and $4.0 of accrued interest, respectively.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not required as no material activity occurred during the first nine months of 2004 and 2003. Additional disclosures required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At September 30, 2004 the Company had four foreign currency cash flow hedges outstanding that had no change in value during 2004. At December 31, 2003 the Company had no foreign currency cash flow hedges outstanding. There were no changes in the forecasted transactions during 2004 regarding their probability of occurring that would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposures was $1.0 at September 30, 2004. The applicable fair value of these contracts at September 30, 2004 was

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

approximately zero. There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the nine months ended September 30, 2004 and 2003, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At September 30, 2004 and December 31, 2003, the Company had foreign currency forward contracts with notional amounts of $76.1 and $81.1, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2004 and 2003 contracts were approximately zero and $0.2 at September 30, 2004 and December 31, 2003, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first nine months of 2004 and 2003 amounted to $(0.3) and $(0.2), respectively. There were no amounts excluded from the measure of effectiveness.

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

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by business segment, are as follows:

                                                     DEFENSE     MOTION
                                        FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                      TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
                                      ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31, 2003.....    $809.4       $303.7      $181.6      $329.4       $5.0      $1,629.1
Goodwill acquired during the
  period............................     196.0        621.1          --          --         --         817.1
Other, including foreign currency
  translation.......................      (9.5)          --        (0.3)        1.6         --          (8.2)
                                        ------       ------      ------      ------       ----      --------
Balance as of September 30, 2004....    $995.9       $924.8      $181.3      $331.0       $5.0      $2,438.0
                                        ======       ======      ======      ======       ====      ========

     Information regarding the Company's other intangible assets follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Finite-lived intangibles --
  Customer relationships, patents and other.................     $205.5          $34.1
  Accumulated amortization..................................      (13.2)          (8.4)
Indefinite-lived intangibles --
  Brands and trademarks.....................................       40.9           17.7
  Pension related...........................................       31.4           31.4
                                                                 ------          -----
  Net intangibles...........................................     $264.6          $74.8
                                                                 ======          =====

     During the first quarter of 2004, the Company completed the acquisition of Wedeco AG Water Technology ("Wedeco"). The acquisition of Wedeco resulted in the recognition of $194.8 of goodwill, $23.1

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

of intangibles for trade names and $46.0 for patents and customer relationships. During the third quarter of 2004, the Company completed the acquisition of Remote Sensing Systems. This acquisition preliminarily resulted in the recognition of $616.1 of goodwill, $120.0 of intangible assets related to customer relationships and $4.9 of other intangible assets.

     Amortization expense related to intangible assets for the nine month periods ended September 30, 2004 and 2003 was $4.8 and $2.0, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

2005    2006    2007    2008    2009
-----   -----   -----   -----   -----
$19.4   $20.5   $18.6   $16.0   $14.3

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

     At September 30, 2004, the Company had automotive discontinued operations accruals of $186.0 that are primarily related to taxes ($154.1), product recalls ($7.8), environmental obligations ($14.2) and employee benefits ($9.9). In 2004, the Company made immaterial payments of its automotive discontinued operations liabilities. The Company expects that it will cash settle $154.1 of tax obligations in late 2004 or 2005.

12) PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

     The components of net periodic pension cost consisted of the following:

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                        ------------------    ------------------
                                                         2004       2003       2004       2003
                                                        -------    -------    -------    -------
Components of net periodic pension cost:
  Service cost........................................  $ 20.8     $ 18.3     $  62.4    $  54.9
  Interest cost.......................................    66.0       64.1       198.2      192.3
  Expected return on plan assets......................   (83.7)     (81.8)     (251.1)    (245.4)
  Amortization of transition assets...................      --        0.1          --        0.3
  Amortization of prior service cost..................     1.6        1.6         5.0        4.8
  Recognized actuarial loss...........................    12.7        6.0        38.1       18.0
                                                        ------     ------     -------    -------
  Net periodic pension cost...........................  $ 17.4     $  8.3     $  52.6    $  24.9
                                                        ======     ======     =======    =======

     Net periodic pension cost increased in the first nine months of 2004 as a result of the lower discount rate adopted at year-end 2003, higher average foreign exchange rates, lower expected returns on assets as a result of the operation of the asset smoothing method reflecting adverse financial experience in 2002 and 2001 and a higher amortization of actuarial losses.

     The Company contributed approximately $16.7 to its various plans during the third quarter of 2004 and $123.1 for the first nine months of 2004. Additional contributions totaling between $2.0 and $5.0 are expected over the balance of 2004.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The components of net periodic postretirement cost consisted of the following:

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                      ------------------      ------------------
                                                       2004        2003        2004        2003
                                                      ------      ------      ------      ------
Components of net periodic postretirement cost:
  Service cost......................................  $ 1.8       $ 1.7       $  5.4      $  5.1
  Interest cost.....................................    9.8         9.7         29.4        29.1
  Expected return on plan assets....................   (4.7)       (3.9)       (14.1)      (11.7)
  Amortization of prior service benefit.............   (1.0)       (1.0)        (3.0)       (3.0)
  Recognized actuarial loss.........................    3.5         3.9         10.5        11.7
                                                      -----       -----       ------      ------
  Net periodic postretirement cost..................  $ 9.4       $10.4       $ 28.2      $ 31.2
                                                      =====       =====       ======      ======

     Net periodic postretirement cost decreased in the first nine months of 2004 as a result of the higher than expected return on invested assets and lower than expected benefit payments during 2003.

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The Company adopted this pronouncement effective July 1, 2004, but is unable to conclude whether benefits of its plans are actuarially equivalent and shall measure any effects of the Act at the next measurement date for plan assets and obligations. See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K for discussion of postretirement benefits.

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

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of September 30, 2004, the Company is responsible, or is alleged to be responsible, for approximately 100 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At September 30, 2004, the Company calculated a best estimate of $101.6, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $77.2 and the high range estimate for those liabilities is $165.1. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of September 30, 2004, the Company's accrual for this liability was $10.4 representing its best estimate; its low estimate for the liability is $7.0 and its high estimate is $15.9.

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

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in 2005. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive. A portion of the recoveries from the insurance settlements have been placed in a trust and are used to reimburse the Company for its environmental costs.

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

     The Company is involved in a matter, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company et al., Superior Court, County of Los Angeles, CA., Case No. BC 290354. A related suit filed in New York, Pacific Employers Insurance Company et al. v. ITT Industries, Inc. et al., Supreme Court, County of New York, N.Y., Case No. 03600463 has been stayed in deference to the California suit. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. In April 2004, the Company and Ace Property & Casualty Company entered into an agreement resolving both cases as they relate to Ace Property & Casualty Company. The Company will pursue similar agreements with several of its other insurers. In addition, Utica National, Goulds' historic insurer, filed an action in Oneida County, New York (Utica Mutual Insurance Co. v. Goulds Pumps, Inc., Oneida County, New York, Case No. 00272103), to allocate the Goulds asbestos liabilities between insurance policies issued by Utica and those issued by others. The venue for this matter has been changed to the County of Los Angeles and consolidated with the above matter. The parties are currently considering a settlement agreement similar to the Ace agreement. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries, Inc. et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. On October 5, 2004, the Company filed an action, ITT Industries, Inc. et al. v. Fireman's Fund Insurance Company et al., Superior Court, County of Los Angeles, BC 322546, against various insurers who issued historic aircraft products coverage to the Company seeking a declaration that each is liable for the costs of defense of the El Paso matter. Management believes that this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is involved in a product liability suit filed in Superior Court of New York, Danis v. Rule Industries et al., Sup. Ct. N.Y., C.A. No. 115975-02, seeking damages for injuries sustained in a boat explosion. In October 2004, the Company favorably resolved this matter.

     The Company has received demands from U.S. Silica for partial indemnity regarding personal injury actions alleging injury due to silica. In 1985, the Company sold the stock of its subsidiary Pennsylvania Glass Sand to U.S. Silica. As part of that transaction, the Company provided an indemnity to U.S. Silica for silica personal injury suits. That indemnity expires in September 2005. Costs incurred in these matters related to the defense, settlements or judicial awards are allocated between U.S. Silica and the Company. The Company's allocated portion is paid in part by its historic product liability carriers and then shared pursuant to the Distribution Agreement. See "Company History and Certain Relationships" within Part I, Item 1 of the 2003 Annual Report on Form 10-K for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  OTHER

     The Company is involved in an arbitration with Rayonier, Inc., a former subsidiary of the Company's predecessor ITT Corporation. The arbitration involves a claim by Rayonier stemming from the 1994 Distribution Agreement for the spinoff of Rayonier by ITT Corporation. Rayonier seeks a portion of the proceeds from certain settlements in connection with the Company's environmental insurance recovery litigation. The Company believes the claim is grossly overstated and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

14) GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at September 30, 2004 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at September 30, 2004 the Company has an accrual of $14.2 which is its best estimate of the potential exposure.

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

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company has been released from its obligation to perform under both of these guarantees in the third quarter of 2004. The third guarantee is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At September 30, 2004, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At September 30, 2004, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

  PRODUCT WARRANTIES

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At September 30, 2004, the Company has a product warranty accrual in the amount of $33.7.

PRODUCT WARRANTY LIABILITIES

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                    ENDING BALANCE
 JANUARY 1, 2004      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   SEPTEMBER 30, 2004
-----------------   -----------------   -----------------------   ----------   ------------------
      $34.5               $18.2                  $(2.2)             $(16.8)          $33.7
      -----               -----                  -----              ------           -----

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                    ENDING BALANCE
 JANUARY 1, 2003      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   SEPTEMBER 30, 2003
-----------------   -----------------   -----------------------   ----------   ------------------
      $40.4               $18.2                  $(0.6)             $(16.5)          $41.5
      -----               -----                  -----              ------           -----

15) ACQUISITIONS

  2004 ACQUISITIONS

     On August 13, 2004, the Company purchased all of the Remote Sensing Systems ("RSS") business from Eastman Kodak Company for $728.8 in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services. Management believes that the acquisition of RSS will enhance the Company's competitive position in the space payload and service product offering industry and create a full spectrum provider with the latest visible and infrared satellite imaging technology in the remote sensing market.

     The excess of the purchase price of RSS over the fair value of net assets acquired of $616.1 was recorded as goodwill and is reflected in the Defense Electronics & Services segment. The Company has preliminarily assigned values to the assets and liabilities of RSS; however, the allocation is subject to further refinement.

     The Company also spent $265.8 primarily for the following acquisitions completed in 2004:

     - WEDECO AG Water Technology ("WEDECO"), the world's largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment.

     - Allen Osborne Associates, a leader in the development of global positioning system receivers for both portable and fixed sites.

     - Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd. ("Hengtong"), a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.

     The excess of the purchase price over the fair value of net assets acquired of $201.0 was recorded as goodwill, of which $196.0 and $5.0 are reflected in the Fluid Technology and Defense Electronics & Services segments, respectively.

  PRO FORMA RESULTS

     The following unaudited pro forma financial information presents the combined results of operations of the Company and RSS as if RSS was acquired on January 1, 2004 and 2003. The pro forma results presented below for the three and nine months ended September 30, 2004 combine the results of the Company for the three and nine months ended September 30, 2004 and the historical results of RSS from July 1, 2004 to August 12, 2004 and from January 1, 2004 to August 12, 2004, respectively. The pro forma results presented below for the three and nine months ended September 30, 2003 combine the results of the Company for the three and nine months ended September 30, 2003 and the historical results of RSS for the three and nine months ended September 30, 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations that would have been reported had RSS been acquired as of the beginning of the periods presented and should not be taken as indicative of the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

Company's future consolidated results of operations. Pro forma adjustments are tax effected at the Company's effective tax rate.

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2004       2003       2004       2003
                                               --------   --------   --------   --------
Sales and Revenues...........................  $1,724.8   $1,476.7   $5,147.6   $4,404.1
                                               --------   --------   --------   --------
Net Income...................................  $  107.9   $  110.2   $  318.0   $  298.4
                                               --------   --------   --------   --------
Diluted earnings per share...................  $   1.14   $   1.17   $   3.37   $   3.17
                                               --------   --------   --------   --------

  2003 ACQUISITIONS

     During the first nine months of 2003, the Company spent $44.1 primarily for the acquisition of the following:

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

     The excess of the purchase price over the fair value of net assets acquired of $27.6 was recorded as goodwill, of which $23.0 and $4.6 were recorded in the Electronic Components and Fluid Technology segments, respectively.

16) BUSINESS SEGMENT INFORMATION

     Financial information of the Company's business segments for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                             DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED             FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2004           TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------           ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $  619.2      $  630.2       $242.8      $178.1        $   (2.6)     $1,667.7
                              --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues.................      405.0         395.0        177.5       127.0            (3.6)      1,100.9
Selling, general, and
  administrative
  expenses.................      122.8          43.7         21.6        33.5            23.0         244.6
Research, development, and
  engineering expenses.....       10.9         119.7         10.5         9.3              --         150.4
Restructuring and asset
  impairment charges.......        3.5            --          1.2         1.1              --           5.8
Reversal of restructuring
  charge...................         --            --           --          --            (0.1)         (0.1)
                              --------      --------       ------      ------        --------      --------
Total costs and expenses...      542.2         558.4        210.8       170.9            19.3       1,501.6
                              --------      --------       ------      ------        --------      --------
Operating income
  (expense)................   $   77.0      $   71.8       $ 32.0      $  7.2        $  (21.9)     $  166.1
                              ========      ========       ======      ======        ========      ========
Total assets...............   $2,432.9      $1,807.2       $723.6      $776.1        $1,495.6      $7,235.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                             DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED             FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2003           TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------           ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $  564.1       $445.9        $223.0      $143.8        $   (1.6)     $1,375.2
                              --------       ------        ------      ------        --------      --------
Costs of sales and
  revenues.................      375.7        259.5         164.1       106.8            (2.4)        903.7
Selling, general, and
  administrative
  expenses.................      102.1         28.9          20.9        27.4            16.6         195.9
Research, development, and
  engineering expenses.....       11.1        109.4           8.7         8.0              --         137.2
Restructuring and asset
  impairment charges.......        0.9           --           0.6         1.3              --           2.8
Reversal of restructuring
  charge...................         --           --            --        (1.2)             --          (1.2)
                              --------       ------        ------      ------        --------      --------
Total costs and expenses...      489.8        397.8         194.3       142.3            14.2       1,238.4
                              --------       ------        ------      ------        --------      --------
Operating income
  (expense)................   $   74.3       $ 48.1        $ 28.7      $  1.5        $  (15.8)     $  136.8
                              ========       ======        ======      ======        ========      ========
Total assets...............   $2,001.4       $899.4        $698.9      $764.8        $1,474.9      $5,839.4

                                             DEFENSE      MOTION &                  CORPORATE,
NINE MONTHS ENDED              FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2004           TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------           ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $1,845.0      $1,667.4       $798.1      $531.3        $   (5.7)     $4,836.1
                              --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues.................    1,215.5       1,024.3        577.5       374.7            (5.0)      3,187.0
Selling, general, and
  administrative
  expenses.................      374.3         104.4         72.8       102.6            58.3         712.4
Research, development, and
  engineering expenses.....       39.9         362.4         31.6        28.1              --         462.0
Restructuring and asset
  impairment charges.......       10.1            --          3.8        10.0             1.8          25.7
Reversal of restructuring
  charge...................       (0.4)           --           --        (0.5)           (0.1)         (1.0)
                              --------      --------       ------      ------        --------      --------
Total costs and expenses...    1,639.4       1,491.1        685.7       514.9            55.0       4,386.1
                              --------      --------       ------      ------        --------      --------
Operating income
  (expense)................   $  205.6      $  176.3       $112.4      $ 16.4        $  (60.7)     $  450.0
                              ========      ========       ======      ======        ========      ========
Total assets...............   $2,432.9      $1,807.2       $723.6      $776.1        $1,495.6      $7,235.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

                                             DEFENSE      MOTION &                  CORPORATE,
NINE MONTHS ENDED              FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2003           TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------           ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.........   $1,638.3      $1,289.7       $743.8      $442.3        $   (4.3)     $4,109.8
                              --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues.................    1,088.1         760.1        542.0       315.2            (5.7)      2,699.7
Selling, general, and
  administrative
  expenses.................      309.1          77.6         67.2        87.5            53.4         594.8
Research, development, and
  engineering expenses.....       35.5         322.8         26.8        24.3              --         409.4
Restructuring and asset
  impairment charges.......        0.9            --          4.0        12.9             1.3          19.1
Reversal of restructuring
  charge...................         --            --           --        (1.2)             --          (1.2)
                              --------      --------       ------      ------        --------      --------
Total costs and expenses...    1,433.6       1,160.5        640.0       438.7            49.0       3,721.8
                              --------      --------       ------      ------        --------      --------
Operating income
  (expense)................   $  204.7      $  129.2       $103.8      $  3.6        $  (53.3)     $  388.0
                              ========      ========       ======      ======        ========      ========
Total assets...............   $2,001.4      $  899.4       $698.9      $764.8        $1,474.9      $5,839.4

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

  THREE MONTHS

     The Company produced strong operating results in the third quarter of 2004. Revenues grew 21.3% from the comparable prior year quarter. Acquisitions and foreign currency contributed growth of 8.9% and higher volume in all segments produced an increase of 12.4%. We believe these results reflect the strength of the Company's portfolio of businesses and the introduction of new products.

     Operating income in the third quarter of 2004 was 21.4% higher than the third quarter of 2003. The increase was led by the Defense Electronics & Services segment, which was up 49.3%, and reflects higher volume at all of the operating segments.

     Diluted earnings per share were $1.16 for the third quarter and include the impact of favorable tax rulings of $0.04 and restructuring charges of $(0.04). Diluted earnings per share for the comparable prior year quarter were $1.16 and include the impact of restructuring of $(0.01), discontinued operations of $0.07 and tax settlements and other special items of $0.14.

  NINE MONTHS

     The Company's revenues grew 17.7% from the comparable prior year period. Higher volume in all segments contributed 10.9% and the remaining increase of 6.8% was due to acquisitions and foreign currency. These results reflect the strength of the Company's portfolio of businesses and the introduction of new products. Based on these results and current/projected market conditions, the Company projects full year 2004 revenue to be between $6,600 million and $6,655 million.

     Operating income in the first nine months of 2004 was 16.0% higher than the first nine months of 2003. The increase reflects higher volume, partially offset by acquisition integration and start up costs primarily attributable to the acquisition of WEDECO AG Water Technology. Management projects full year 2004 segment operating margin to be between 11.1% and 11.2%.

     Diluted earnings per share were $3.29 for the first nine months and include the impact of favorable tax settlements/rulings of $0.20 and restructuring charges of $(0.18). Diluted earnings per share for the comparable prior year period were $3.14 and include the impact of favorable tax settlements and related interest of $0.31, restructuring of $(0.13) and the impact of discontinued operations of $0.15. Full year 2004 diluted earnings per share are projected to be between $4.45 and $4.50.

  THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

     Sales and revenues for the third quarter of 2004 were $1,667.7 million, an increase of $292.5 million, or 21.3%, from the same period in 2003. Costs of sales and revenues of $1,100.9 million for the third quarter of 2004 increased $197.2 million, or 21.8%, from the comparable 2003 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services, Electronic Components and Motion & Flow Control segments, contributions from acquisitions made by the Fluid Technology and Defense Electronics & Services' segments and the impact of foreign currency translation.

     Selling, general and administrative ("SG&A") expenses for the third quarter of 2004 were $244.6 million, an increase of $48.7 million, or 24.9%, from the third quarter of 2003. The increase in SG&A expenses was primarily due to the impact of foreign currency translation, increased marketing expense in all segments, including expenses from two first quarter acquisitions and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, and increased other administrative expenses.

     Research, development and engineering ("RD&E") expenses for the third quarter of 2004 increased $13.2 million, or 9.6%, compared to the third quarter of 2003. The increase is attributable to increased spending in most segments.

     During the third quarter of 2004, the Company recorded a $5.8 million restructuring charge to streamline its operating structure. The charge primarily reflected the planned reduction of 76 persons. During the third quarter of 2003, the Company recorded a $2.8 million restructuring charge for actions to reduce operating costs and streamline its structure. The 2003 charge primarily reflected the planned reduction of 72 persons. Additionally, management reviewed the Company's remaining restructuring actions and determined that certain 2003 and 2001 actions would be completed for $1.2 million less than planned at the Electronic Components segment. Accordingly, restructuring accruals totaling $1.2 million were reversed into income during the third quarter of 2003. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the third quarter of 2004 was $166.1 million, an increase of $29.3 million, or 21.4%, over the third quarter of 2003. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A and RD&E expenses. Segment operating margin for the third quarter of 2004 was 11.3%, which was flat with the comparable 2003 period.

     Interest expense was $8.6 million (net of interest income of $1.2 million) for the third quarter of 2004. Interest income was $5.3 million (net of interest expense of $6.0 million) for the third quarter of 2003. The $13.9 million increase in expense from the comparable prior year period is primarily due to interest income received from the sale of a cost based investment during 2003 that management previously believed would not be received. Upon collection, the Company reversed the related valuation allowance into income. Additionally, higher average debt balances during 2004 attributable to two acquisitions made during 2004, as well as higher interest rates also contributed to the increase.

     Income tax expense was $43.9 million in the third quarter of 2004, an increase of $6.3 million from the comparable prior year period. The increase is primarily attributable to higher taxable income.

     Income from continuing operations was $109.5 million, or $1.16 per diluted share compared to $102.5 million or $1.09 per diluted share for the third quarter of 2003. The increase reflects the results discussed above.

     During the third quarter of 2004, the Company recognized $0.3 million of income from discontinued operations. During the third quarter of 2003, the Company recognized $6.7 million of income from discontinued operations. The 2003 income primarily related to the receipt of a tax refund pertaining to the Company's discontinued businesses.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $55.1 million, or 9.8%, and $29.3 million, or 7.8%, respectively, in the third quarter of 2004 compared to the third quarter of 2003. Higher organic sales in the water/wastewater markets and fluid handling division, acquisition revenue from the water treatment business and the impact of foreign currency translation were the primary factors for the increases. These items were partially offset by lower sales in the engineered process solutions business. SG&A expenses for the third quarter of 2004 increased $20.7 million, or 20.3%, compared to the third quarter of 2003, mainly due to the impact of foreign currency translation, increased advertising costs, sales commissions and administrative costs in most businesses, and costs attributable to 2004 acquisitions. During the third quarter of 2004 and the comparable prior year quarter, the segment recorded $3.5 million and $0.9 million of restructuring charges, respectively, mainly related to planned reductions in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the third quarter of 2004 increased $2.7 million, or 3.6%, compared to the third quarter of 2003, due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the third quarter of 2004 increased $184.3 million, or 41.3%, and $135.5 million, or 52.2%, respectively, from the comparable prior year period. The increases are primarily due to higher volume in the night vision, advanced engineering systems and services businesses and acquisition revenue from the space systems division. A change in product mix also contributed to the increase in costs of sales and revenues. SG&A expenses increased $14.8 million, or 51.2%, primarily due to increased employee benefit and administrative costs, higher marketing costs and costs attributable to the third quarter 2004 acquisition. RD&E expenses increased $10.3 million, or 9.4%, due to increased spending in most businesses and the impact of the third quarter 2004 acquisition. Operating income for the third quarter of 2004 was $71.8 million, an increase of $23.7 million, or 49.3%, compared to the same quarter in 2003. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $242.8 million and $177.5 million, respectively, during the third quarter of 2004, reflecting increases of $19.8 million, or 8.9%, and $13.4 million, or 8.2%, from the third quarter of 2003. The increases were mainly due to higher volume in the friction material, aerospace and spa/whirlpool businesses and the impact of foreign currency translation. SG&A expenses increased $0.7 million, or 3.3%, reflecting the impact of foreign currency translation and higher administrative expenses. RD&E costs increased $1.8 million, or 20.7%, due to increased spending in all businesses. During the third quarters of 2004 and 2003, the segment recorded $1.2 million and $0.6 million of restructuring charges, respectively, mainly related to planned reductions in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $32.0 million was $3.3 million, or 11.5%, higher in the third quarter of 2004, compared to the third quarter of 2003, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $178.1 million and costs of sales and revenues of $127.0 million in the third quarter of 2004, increased $34.3 million, or 23.9%, and $20.2 million, or 18.9%, respectively, from the comparable prior year period. The increases reflect higher growth in the communication, transportation and military/aerospace businesses and the impact of foreign currency translation. SG&A expenses increased $6.1 million, or 22.3%, due to the impact of foreign currency translation, increased marketing, employee benefit and administrative expenses. During the third quarter of 2004, the segment recorded a $1.1 million restructuring charge primarily relating to planned headcount reductions and moving costs. During the third quarter of 2003, the segment recorded a $1.3 million charge primarily for headcount reductions and also reversed $1.2 million of restructuring accruals deemed unnecessary for the completion of previously announced actions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the third quarter of 2004 increased $5.7 million from the third quarter of 2003. The increase was due to the factors discussed above.

     Corporate expenses increased $6.1 million in the third quarter of 2004, primarily due to increased costs for process improvements and other administrative costs.

  NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

     Sales and revenues for the first nine months of 2004 were $4,836.1 million, an increase of $726.3 million, or 17.7%, from the same period in 2003. Costs of sales and revenues of $3,187.0 million for the first nine months of 2004 increased $487.3 million, or 18.1%, from the comparable 2003 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in all segments, contributions from acquisitions made by the Fluid Technology and Defense Electronics & Services' segments and the impact of foreign currency translation. Additionally, costs of sales and revenues increased due to a change in product mix.

     SG&A expenses for the first nine months of 2004 were $712.4 million, an increase of $117.6 million, or 19.8%, from the first nine months of 2003. The increase in SG&A expenses was primarily due to the impact of foreign currency translation, increased marketing expense in all segments, including expenses from two first quarter acquisitions, and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, administrative expenses related to the two first quarter acquisitions and increased other administrative expenses.

     RD&E expenses for the first nine months of 2004 increased $52.6 million, or 12.8%, compared to the first nine months of 2003. The increase is attributable to increased spending in all segments.

     During the first nine months of 2004, the Company recorded a $25.7 million restructuring charge to streamline its operating structure. The charge primarily reflected the planned reduction of 609 persons, the closure of two facilities and lease cancellation costs. Additionally, $1.0 million of restructuring accruals related to 2004, 2003, 2002 and 2001 restructuring actions were reversed into income, as management determined that certain cash expenditures would not be incurred. During the first nine months of 2003, the Company recorded a $17.7 million restructuring charge to reduce operating costs and streamline its operating structure. The charge primarily reflected the planned reduction of 685 persons. Additionally, in 2003, the Company recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information. Also, during the nine months ended September 30, 2003, the Company reversed $1.2 million of restructuring accruals into income as it was determined that certain 2003 and 2001 actions would be completed for less than planned.

     Operating income for the first nine months of 2004 was $450.0 million, an increase of $62.0 million, or 16.0%, over the first nine months of 2003. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A and RD&E expenses. Segment operating margin for the first nine months of 2004 was 10.6%, which was flat with the segment operating margin for the comparable 2003 period.

     Interest expense was $15.1 million (net of interest income of $7.3 million) for the first nine months of 2004. The Company recognized $14.6 million of interest income during the first nine months of 2003. The variance between periods is primarily due to interest income of $22.1 million, related to a 2003 first quarter tax refund, and higher average debt balances in 2004, reflecting the impact of two 2004 acquisitions.

     Income tax expense was $113.8 million in the first nine months of 2004, a decrease of $2.7 million from the comparable prior year period. The decrease is primarily attributable to the impact of a favorable tax rulings in 2004, offset by higher pretax income.

     Income from continuing operations was $310.3 million, or $3.29 per diluted share in the first nine months of 2004, compared to $281.3 million or $2.99 per diluted share for the first nine months of 2003. The increase reflects the results discussed above.

     During the first nine months of 2004, the Company recognized $0.4 million of income from discontinued operations. During the first nine months of 2003, the Company recognized $14.5 million of income from discontinued operations. The 2003 income related to the collection of a disputed receivable related to the Company's automotive businesses and the receipt of two favorable tax settlements, also pertaining to the Company's discontinued businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for the assets, resulting in the above mentioned income.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $206.7 million, or 12.6%, and $127.4 million, or 11.7%, respectively, in the first nine months of 2004 compared to the first nine months of 2003. Higher organic sales in the water/wastewater markets and industrial products businesses, acquisition revenue from the water treatment business and the impact of foreign currency translation were the primary factors for the increases. These items were partially offset by lower volume in the engineered process solutions business. SG&A expenses for the first nine months of 2004 increased $65.2 million, or 21.1%, compared to 2003, mainly due to the impact of foreign currency translation, increased advertising costs, sales commissions and administrative costs in most businesses, and costs attributable to 2004 acquisitions. During the first nine months of 2004, the segment recorded a $10.1 million restructuring charge mainly related to a planned reduction in headcount and the closure of two facilities. During the nine months ended September 30, 2003, the Company recorded a $0.9 million restructuring charge primarily for the planned reduction in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first nine months of 2004 increased $0.9 million, or 0.4%, compared to the first nine months of 2003, due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first nine months of 2004 increased $377.7 million, or 29.3%, and $264.2 million, or 34.8%, respectively, from the comparable prior year period. The increases are primarily due to higher volume in all businesses and acquisition revenue from the space systems division. Additionally, a change in product mix also contributed to the increase in costs of sales and revenues. SG&A expenses increased $26.8 million, or 34.5%, from the comparable prior year period, primarily due to increased employee benefit and administrative costs, higher marketing costs and costs attributable to the third quarter 2004 acquisition. RD&E expenses increased $39.6 million, or 12.3%, from the comparable prior year period, due to increased spending in most businesses and the impact of the third quarter 2004 acquisition. Operating income for the first nine months of 2004 was $176.3 million, an increase of $47.1 million, or 36.5%, compared to the same period in 2003. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $798.1 million and $577.5 million, respectively, during the first nine months of 2004, reflecting increases of $54.3 million, or 7.3%, and $35.5 million, or 6.5%, from the first nine months of 2003. The increases were mainly due to higher volume in the friction materials and leisure marine businesses and the impact of foreign currency translation, partially offset by scheduled platform rolloffs in the fluid handling business. SG&A expenses increased $5.6 million, or 8.3%, from the comparable prior year period, reflecting the impact of foreign currency translation and higher marketing costs and administrative expenses in most businesses. During the first nine months of 2004 and 2003, the segment recorded $3.8 million and $4.0 million of restructuring charges, respectively, mainly related to planned reductions in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $112.4 million was $8.6 million, or 8.3%, higher in the first nine months of 2004, compared to the first nine months of 2003, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $531.3 million and costs of sales and revenues of $374.7 million in the first nine months of 2004, increased $89.0 million, or 20.1%, and $59.5 million, or 18.9%, respectively, from the comparable prior year period. The increases reflect higher volume in all businesses and the impact of foreign currency translation. SG&A expenses increased $15.1 million, or 17.3%, from the comparable prior year period, due to the impact of foreign currency translation and increased marketing, employee benefit and administrative expenses. During the first nine months of 2004, the segment recorded a $10.0 million restructuring charge primarily relating to planned headcount reductions and lease cancellation costs. During the first nine months of 2003, the segment recorded an $11.5 million restructuring charge primarily relating to planned headcount reductions and reversed $1.2 million of restructuring accruals into income as management deemed certain 2003 and 2001 actions would be completed for less than originally planned. Additionally, the segment recorded a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first nine months of 2004 increased $12.8 million from the first nine months of 2003. The increase was due to the factors discussed above.

     Corporate expenses increased $7.4 million in the first nine months of 2004, primarily due to costs associated with process improvements and an increase in other administrative costs. Additionally, during the first nine months of 2004 and 2003, $1.8 million and $1.3 million of restructuring costs, respectively, were recognized primarily for headcount reductions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information).

STATUS OF RESTRUCTURING AND ASSET IMPAIRMENTS

  2004 RESTRUCTURING ACTIVITIES

     During the third quarter of 2004, the Company recognized a $5.7 million charge, primarily for the planned severance of 76 employees, idle facility costs and movement of production. The actions by segment are as follows:

     - The Fluid Technology segment recorded $3.3 million for the planned termination of 36 employees, including nine factory workers, 23 office workers and four management employees. Other costs totaling $0.2 million were also recognized during the quarter.

     - The Motion & Flow Control segment recognized $0.5 million for the planned termination of 30 employees, including 23 factory workers and seven office workers. The segment also recorded $0.6 million for relocation and moving costs.

     - The Electronic Components segment recorded $0.4 million for the planned termination of ten employees. The terminations include eight office workers and two management employees. The segment also recorded a $0.7 million charge primarily for costs associated with moving two product lines from Weinstadt, Germany to Shenzhen, China and one product line from Santa Ana, CA to Nogales, Mexico and idle facility costs.

     As of September 30, 2004, the Company had made $2.0 million of payments attributable to the 2004 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the third quarter of 2004 are approximately $2 million during 2004 and approximately $24 million between 2005 and 2009. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     In addition to the restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.1 million of severance and employee benefit costs related to actions announced during the first quarter of 2003 and $0.1 million of previous restructuring charges were reversed.

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

     As of September 30, 2004, the Company had made $3.1 million of payments attributable to the 2004 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future savings from the restructuring actions announced during the second quarter of 2004 are approximately $4 million during 2004, including $0.1 million of non-cash savings, and approximately

$38 million between 2005 and 2009, including $0.9 million of non-cash savings. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

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

     As of September 30, 2004, the Company had made $4.9 million of payments attributable to the 2004 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future savings from the restructuring actions announced during the first quarter of 2004 are approximately $5 million during 2004 and $27 million between 2005 and 2009, including $0.5 million in non-cash savings. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     The following table displays a rollforward of the restructuring accruals for the 2004 restructuring programs (in millions):

                                                                      CASH CHARGES
                                                        ----------------------------------------
                                                                       LEASE
                                                        SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                        ---------   -----------   -----   ------
Establishment of 2004 Plans...........................    $16.6        $ 5.2      $ 1.7   $ 23.5
Payments..............................................     (8.5)        (0.4)      (1.1)   (10.0)
Reversals.............................................     (0.1)          --         --     (0.1)
                                                          -----        -----      -----   ------
Balance September 30, 2004............................    $ 8.0        $ 4.8      $ 0.6   $ 13.4
                                                          =====        =====      =====   ======

  2003 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The $15.4 million restructuring charge primarily reflects the planned severance of 301 employees. The actions by segment are as follows:

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

     The projected future cash savings from the restructuring actions announced during the fourth quarter of 2003 are approximately $12 million during 2004 and $53 million between 2005 and 2008. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

     During the first nine months of 2004, the Company had made $9.3 million of payments attributable to the 2003 fourth quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the restructuring actions announced during the fourth quarter of 2003, the Motion & Flow Control segment recognized $0.5 million of severance and employee benefit costs related to actions announced during the first quarter and the Electronic Components segment recognized $0.2 million of outplacement related to actions announced earlier in 2003.

     During the third quarter of 2003 the Company announced additional actions to reduce operating costs primarily through the reduction of headcount. The $2.6 million restructuring charge primarily reflects the planned severance of 72 employees. The actions by segment are as follows:

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

     During the first nine months of 2004, the Company made $0.5 million of payments attributable to the 2003 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

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

     During the first nine months of 2004, the Company made $0.6 million of payments attributable to the 2003 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

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

     During the first nine months of 2004, the Company made $1.9 million of payments attributable to the 2003 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The following table displays a rollforward of the restructuring accruals for the 2003 restructuring programs (in millions):

                                                                      CASH CHARGES
                                                        ----------------------------------------
                                                                       LEASE
                                                        SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                        ---------   -----------   -----   ------
Establishment of 2003 Plans...........................   $ 30.6        $ 1.2      $ 1.2   $ 33.0
Payments..............................................    (12.5)          --       (0.9)   (13.4)
Reversals.............................................     (3.5)          --         --     (3.5)
Translation...........................................      0.2           --         --      0.2
                                                         ------        -----      -----   ------
Balance December 31, 2003.............................   $ 14.8        $ 1.2      $ 0.3   $ 16.3
                                                         ======        =====      =====   ======
Payments..............................................    (12.0)        (0.2)      (0.1)   (12.3)
Reversals.............................................     (0.3)          --         --     (0.3)
Recognition of additional charges.....................      0.5           --         --      0.5
Translation...........................................     (0.4)          --         --     (0.4)
                                                         ------        -----      -----   ------
Balance September 30, 2004............................   $  2.6        $ 1.0      $ 0.2   $  3.8
                                                         ======        =====      =====   ======

     During the first nine months of 2004, $0.3 million of restructuring accruals related to 2003 restructuring actions were reversed into income. The reversals primarily reflect lower than anticipated severance costs on completed actions due to favorable employee attrition at the Electronic Components segment.

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

     During the first nine months of 2004 headcount was reduced by 172 persons and the Company experienced employee attrition, leaving a balance of 17 planned reductions related to the 2003 restructuring plans. In addition, one facility remains to be closed related to the 2003 restructuring plans. Actions announced during 2003 will be substantially completed by the end of 2004.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2002 to September 30, 2004 (in thousands):

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

                                                                                            2004
                                             BEGINNING BALANCE     2004        2004        OTHER       ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2004    SPENDING   SETTLEMENTS   ACTIVITY   SEPTEMBER 30, 2004
-------------------------------------------  -----------------   --------   -----------   --------   ------------------
Other Deferred Liabilities.............          $     --          $ --        $  --       $  --          $     --
Accrued Expenses.......................            17,686            (7)          --          --            17,679
Environmental..........................            14,248           (49)          --          --            14,199
Income Tax.............................           154,151            --           --          --           154,151
                                                 --------          ----        -----       -----          --------
Total..................................          $186,085          $(56)       $  --       $  --          $186,029
                                                 ========          ====        =====       =====          ========

     At September 30, 2004, the Company has automotive discontinued operations accruals of $186.0 million that primarily relate to the following: taxes $154.1 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $7.8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.2 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $9.9 million -- for workers compensation issues which are recorded in Accrued Expenses. In 2004, the Company made immaterial payments for matters attributable to the automotive discontinued operations. The Company expects that it will cash settle $154.1 million of tax obligations in late 2004 or 2005. The Company projects that it will spend between $0.5 million and $1.0 million in 2004 related to its remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW OVERVIEW

     The Company provided $249.6 million of cash from operating activities during the first nine months of 2004. Net income generated from continuing operations of $310.3 million, which includes $146.0 million of depreciation and amortization, and increases in accrued and deferred taxes and accounts payable and accrued expenses of $59.8 million and $56.2 million, respectively, were the primary factors for this performance. Increases in accounts receivable and inventory of $142.4 million and $51.5 million, respectively, reflecting increased sales volume, partially offset the cash generated from operations. Additionally, a $100.0 million prepaid pension contribution also partially offset the cash provided from operations.

     During the first nine months of 2004, the Company also spent $994.6 million on acquisitions, $131.5 million on the repurchase of common stock, $100.2 million on capital expenditures, $46.1 million on dividend payments and $52.1 million on the repayment of long-term debt. These actions were financed primarily with short term debt, cash from operating activities, and cash received from exercised stock options.

     The Company projects cash from operating activities to be between $485.0 million and $535.0 million for the twelve months ended December 31, 2004.

     Cash Flows: Cash provided by operating activities during the first nine months of 2004 was $249.6 million, or a $19.6 million decrease over the first nine months of 2003. The decrease is primarily attributable to tax payments of $54.0 million in 2004 (versus $55.6 million of tax receipts in 2003) and increased inventory levels. A $100.0 million prepaid pension contribution in 2004 compared to a $200.0 million prepaid pension contribution in the first nine months of 2003 partially offset these declines in cash provided from operations.

     Status of Restructuring Activities: Restructuring payments during the first nine months of 2004 totaled $24.3 million and were comprised of $10.0 million of expenditures for the 2004 plans and $14.3 million of expenditures for the 2003, 2002 and 2001 restructuring plans. All future payments are projected to be paid with future cash from operating activities supplemented, as required, by commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first nine months of 2004 were $100.2 million, an increase of $3.2 million from the first nine months of 2003. The increase was seen across several operating segments.

     Acquisitions: On August 13, 2004 the Company purchased all of the Remote Sensing Systems ("RSS") business from Eastman Kodak Company for $728.8 million in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services. Management believes that the acquisition of RSS will enhance the Company's competitive position in the space payload and service product offering industry and create a full spectrum provider with the latest visible and infrared satellite imaging technology in the remote sensing market.

     The excess of the purchase price of RSS over the fair value of net assets acquired of $616.1 million was recorded as goodwill and is reflected in the Defense Electronics & Services segment. The value of a significant portion of assets and liabilities has been determined; however, the allocation is subject to further refinement.

     The Company also spent $265.8 million primarily for the following acquisitions completed in 2004:

     - WEDECO AG Water Technology ("WEDECO"), the world's largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment.

     - Allen Osborne Associates, a leader in the development of global positioning system receivers for both portable and fixed sites.

     - Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd. ("Hengtong"), a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.

     The excess of the purchase price over the fair value of net assets acquired of $201.0 million was recorded as goodwill, of which $196.0 million and $5.0 million are reflected in the Fluid Technology and Defense Electronics and Services segments, respectively.

     During the first nine months of 2003, the Company spent $44.1 million primarily for the acquisition of the following:

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

     The excess of the purchase price over the fair value of net assets acquired of $27.6 million was recorded as goodwill, of which $23.0 million and $4.6 million were recorded in the Electronic Components and Fluid Technology segments, respectively.

     Sale of Investment: During the third quarter of 2003, the Company sold its investment in a defense related business for $43.5 million.

     Divestitures: During the first nine months of 2004, the Company generated $5.1 million of cash proceeds primarily from the sale of two properties. In the first nine months of 2003, the Company generated $9.3 million of cash proceeds primarily from the sale of plant, property and equipment. This is primarily due to the sale of land for $7.3 million at Defense Electronics & Services.

     Financing Activities: Debt at September 30, 2004 was $1,462.4 million, compared with $602.4 million at December 31, 2003. Cash and cash equivalents were $253.9 million at September 30, 2004, compared to $414.2 million at December 31, 2003. The change in debt and cash levels primarily reflects borrowings to finance the acquisition of RSS and WEDECO, and the $100 million prepaid pension contribution made during the first quarter of 2004. In March 2004, the Company arranged an additional revolving credit agreement of $0.4 billion to accommodate additional acquisitions. As a result, the maximum amount of borrowing available under the Company's revolving credit agreements, which provide back-up for the Company's commercial paper program, at September 30, 2004, was $1.4 billion. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.4 billion in the aggregate outstanding at any time.

     Status of Automotive Discontinued Operations: In 2004, the Company made immaterial payments for matters attributable to its automotive discontinued operations. Tax obligations of $154.1 million are expected to be resolved in late 2004 or 2005. In addition, the Company projects between $1.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations, supplemented as required, with commercial paper borrowings.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported value of assets and liabilities and the disclosure of contingent assets and liabilities.

     The Company has identified three accounting policies where estimates are used that require assumptions or factors that are of an uncertain nature, or where a different estimate could have been reasonably utilized or changes in the estimate are reasonably likely to occur from period to period.

     ENVIRONMENTAL: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At September 30, 2004, the Company's best estimate is $101.6 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $77.2 million and the high range estimate is $165.1 million. On an annual basis the Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of approximately 100 sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

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

     Funding requirements under IRS rules are a major consideration in determining the amount of contributions we make to our pension plans. The Company contributed $206.3 million to our domestic pension plans during 2003, and an additional $117.9 million in the first nine months of 2004. Of these amounts, $200.0 million and $100.0 million, respectively, have been contributed to the domestic Salaried Retirement Plan. As a result, the Company does not expect to face any material minimum required contributions to any of its domestic pension plans for the balance of 2004 and 2005 under current IRS requirements.

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

     In 2002, the combination of a decline in the discount rate and a decline in assets caused several of the Company's plans to be in a deficit position. Accordingly, during 2002, the Company recorded a total after-tax reduction of $765.5 million to its total shareholders' equity. It is important to note that these actions did not cause a default in any of the Company's debt covenants. As a result of the improved financial markets in 2003, the Company recorded a total after-tax increase of $182.5 million to its shareholders' equity at year-end 2003.

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

     In 2004, the Company expects to incur approximately $70 million of pension expense that will be recorded into its Consolidated Income Statement. The increase in pension expense is primarily due to the effect of the change in discount rate and higher amortization of past losses. See Note 12, "Pension and

Postretirement Medical Benefit Expenses," in the Notes to Consolidated Condensed Financial Statements for additional details, including pension expense incurred during the first nine months of 2004.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at September 30, 2004 and 2003 was $33.7 million and $41.5 million, respectively. See Note 14, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional details.

ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised December 2003), "Employers' Disclosures About Pensions and Other Post Retirement Benefits." This revised SFAS retains the disclosure requirements of SFAS No. 132. Additionally, the pronouncement requires additional disclosures regarding the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods for defined benefit pension plans and other defined benefit post retirement plans. The Company adopted this pronouncement effective December 31, 2003. Adoption did not have a material impact on the financial statements of the Company.

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

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The Company adopted this pronouncement effective July 1, 2004, but is unable to conclude whether benefits of its plans are actuarially equivalent and shall measure any effects of the Act at the next measurement date for plan assets and obligations. See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form 10-K for discussion of postretirement benefits.

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

     The Company voluntarily disclosed to the United States Department of State a number of violations of the licensing provisions of the Arms Export Control Act and its implementing regulations and cooperated fully with the Department of State in reviewing all of these violations. None of the violations appear to have been the result of willful conduct by any ITT employee to intentionally circumvent U.S. laws and regulations. The Company has signed a Consent Agreement settling all disclosed violations which became effective upon the signing of an Order by the Assistant Secretary of State for Political-Military Affairs on November 1, 2004. The Consent Agreement provides for a $3.0 million cash civil penalty payable to the Department of State. The Consent Agreement also includes an additional civil penalty of $5.0 million to be spent by ITT Industries for internal remedial export compliance improvements over the five-year term of the Consent Agreement. Management believes that this matter will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                       TOTAL NUMBER OF     AVERAGE PRICE PAID
PERIOD                                               SHARES PURCHASED(1)      PER SHARE(2)
------                                               -------------------   ------------------
7/1/04 - 7/31/04...................................        27,411                $80.69
8/1/04 - 8/31/04...................................        38,208                $79.50
9/1/04 - 9/30/04...................................        72,822                $80.11

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

ITEM 6.  EXHIBITS

     (a) See the Exhibit Index for a list of exhibits filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ITT Industries, Inc.

                                          (Registrant)

                                          By    /s/ ROBERT J. PAGANO, JR.
                                            ------------------------------------
                                                   Robert J. Pagano, Jr.
                                                Vice President and Corporate
                                                         Controller
                                               (Principal accounting officer)

November 5, 2004

                                 EXHIBIT INDEX

EXHIBIT
NO                                    DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
     (2)  Plan of acquisition, reorganization, arrangement, liquidation or succession.........................................................  None
   (3.1)  ITT Industries, Inc. Restated Articles of Incorporation............  Incorporated by reference to Exhibit
                                                                               3(i) of ITT Industries' Form 10-Q for
                                                                               the quarter ended June 30, 1997 (CIK No.
                                                                               216228, File No. 1-5627)
   (3.2)  ITT Industries, Inc. By-laws, as amended June 25, 2004.............  Incorporated by reference to Exhibit 3.2 of ITT Industries' Form 10-Q for the
                                                                               quarter ended June 30, 2004 (CIK No.
                                                                               216228, File No. 1-5627)
     (4)  Instruments defining the rights of security holders, including indentures.........................................................  Not required to be filed. The Registrant hereby agrees to file with the
                                                                               Commission a copy of any instrument
                                                                               defining the rights of holders of
                                                                               long-term debt of the Registrant and its
                                                                               consolidated subsidiaries upon request
                                                                               of the Commission. (CIK No. 216228, File
                                                                               No. 1-5627).
  (10.1)  reserved...........................................................
  (10.2)  Employment Agreement dated as of June 28, 2004 between ITT
          Industries, Inc. and Steven R. Loranger............................  Incorporated by reference to Exhibit
                                                                               10.2 of ITT Industries' Form 10-Q for
                                                                               the quarter ended June 30, 2004 (CIK No.
                                                                               216228, File No. 1-5672)
  (10.3)  Form of Non-Qualified Stock Option Award Agreement.................  Attached
  (10.4)  ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)......................................  Attached
  (10.5)  ITT Industries, Inc. 1997 Long -- Term Incentive Plan (amended and restated as of July 13, 2004)......................................  Attached
  (10.6)  ITT Industries, Inc. 1997 Annual Incentive Plan for Executive
          Officers (amended and restated as of July 13, 2004)................  Attached
  (10.7)  1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)..................................................  Attached
  (10.8)  ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)..................................  Attached
  (10.9)  ITT Industries 1996 Restricted Stock Plan for Non-Employee
          Directors (amended and restated as of July 13, 2004)...............  Attached
 (10.10)  ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)..................................................  Attached
 (10.11)  ITT Industries Deferred Compensation Plan (Effective as of January
          1, 1995 including amendments through July 13, 2004)................  Attached
 (10.12)  ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)..................................................  Attached
 (10.13)  ITT Industries Excess Pension Plan IA..............................  Attached

EXHIBIT
NO                                    DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
 (10.14)  ITT Industries Excess Pension Plan IB..............................  Attached
 (10.15)  ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004)..................................................  Attached
 (10.16)  ITT Industries Excess Savings Plan (as amended and restated as of
          July 13, 2004).....................................................  Attached
 (10.17)  ITT Industries Excess Benefit Trust................................  Attached
    (11)  Statement re computation of per share earnings.....................  See Note 6 of the Notes to Consolidated
                                                                               Condensed Finan-cial Statements
    (15)  Letter re unaudited interim financial information..................  None
    (18)  Letter re change in accounting principles..........................  None
    (19)  Report furnished to security holders...............................  None
    (22)  Published report regarding matters submitted to vote of security holders............................................................  None
    (23)  Consents of experts and counsel....................................  None
    (24)  Power of attorney..................................................  None
  (31.1)  Certification of Steven R. Loranger Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached
  (31.2)  Certification of Edward W. Williams Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Attached
  (32.1)  Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  Attached. This Exhibit is intended to be furnished in accordance with Regulation
                                                                               S-K Item 601(b)(32)(ii) and shall not be
                                                                               deemed to be filed for purposes of
                                                                               Section 18 of the Securities Exchange
                                                                               Act of 1934 or incorporated
                                                                               by reference into any filing under the
                                                                               Securities Act of 1933, except as shall
                                                                               be expressly set forth by specific
                                                                               reference.
  (32.2)  Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  Attached. This Exhibit is intended to be furnished in accordance with Regulation
                                                                               S-K Item 601(b)(32)(ii) and shall not be
                                                                               deemed to be filed for purposes of
                                                                               Section 18 of the Securities Exchange
                                                                               Act of 1934 or incorporated
                                                                               by reference into any filing under the
                                                                               Securities Act of 1933, except as shall
                                                                               be expressly set forth by specific
                                                                               reference.