Form 10-K
period 2004-12-31
ITT INDUSTRIES INC
filed 2005-03-11
CIK 216228

                                   FORM 10-K
                                 ANNUAL REPORT

         Pursuant to Section 13 of the Securities Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 2004

                                      2004

                                                           (ITT INDUSTRIES LOGO)

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
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Transition period from            to
                                              ----------     ----------
                           COMMISSION FILE NO. 1-5672
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT, ALL OF WHICH ARE REGISTERED ON THE NEW YORK STOCK EXCHANGE, INC.:
         COMMON STOCK, $1 PAR VALUE (ALSO REGISTERED ON PACIFIC STOCK EXCHANGE) SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE RIGHTS (ALSO REGISTERED ON PACIFIC STOCK EXCHANGE)
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

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

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2004 was approximately $7.7 billion.

     As of February 28, 2005, there were outstanding 92,281,113 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 10, 2005, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART       1     Business....................................................     1
 I         2     Properties..................................................    12
           3     Legal Proceedings...........................................    12
           4     Submission of Matters to a Vote of Security Holders.........    14
           *     Executive Officers of the Registrant........................    15
PART       5     Market for Registrant's Common Equity and Related
 II                Stockholder Matters.......................................    16
           6     Selected Financial Data.....................................    17
           7     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................    18
           7A    Quantitative and Qualitative Disclosures About Market
                   Risk......................................................    46
           8     Financial Statements and Supplementary Data.................    46
           9     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................    46
           9A    Controls and Procedures.....................................    46
PART      10     Directors and Executive Officers of the Registrant..........    49
III       11     Executive Compensation......................................    49
          12     Security Ownership of Certain Beneficial Owners and
                   Management................................................    50
          13     Certain Relationships and Related Transactions..............    50
          14     Principal Accounting Fees and Services......................    50
PART      15     Exhibits, Financial Statement Schedules, and Reports on Form
 IV                8-K.......................................................    50

            Signatures..................................................    II-1
            Exhibit Index...............................................    II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I

ITEM 1.                             BUSINESS

     ITT Industries, Inc., with 2004 sales of approximately $6.76 billion, is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. Our four principal business segments are Fluid Technology, Defense Electronics & Services, Motion & Flow Control, and Electronic Components. Prior to January 1, 2002, these segments were named, respectively, Pumps & Complementary Products, Defense Products & Services, Specialty Products and Connectors & Switches. Also prior to January 1, 2002, Engineered Process Solutions Group (formerly named Engineered Valves) and now part of our Fluid Technology Segment, reported into Specialty Products (now, Motion & Flow Control). Material herein is presented on a basis consistent with those business segment changes.

     Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 44,000 employees based in 59 countries. Unless the context otherwise indicates, references herein to "ITT Industries," the "Company," and such words as "we," "us," and "our" include ITT Industries, Inc. and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. Reference is made to "-- COMPANY HISTORY AND CERTAIN RELATIONSHIPS." Our telephone number is (914) 641-2000.

     The table below shows, in percentage terms, our consolidated sales and revenues and operating income attributable to each of our ongoing lines of business for the last three years.

                                      YEAR ENDED
                                     DECEMBER 31,
                                 --------------------
                                 2004    2003    2002
                                 ----    ----    ----
SALES AND REVENUES
  Fluid Technology.............    38%     40%     39%
  Defense Electronics &
    Services...................    36      32      31
  Motion & Flow Control........    16      18      19
  Electronic Components........    10      10      11
  Other........................    --      --      --
                                 ----    ----    ----
                                  100%    100%    100%
                                 ====    ====    ====
OPERATING INCOME
  Fluid Technology.............    45%     51%     47%
  Defense Electronics &
    Services...................    40      35      28
  Motion & Flow Control........    23      25      23
  Electronic Components........     5       3      13
  Other........................   (13)    (14)    (11)
                                 ----    ----    ----
                                  100%    100%    100%
                                 ====    ====    ====

BUSINESS AND PRODUCTS

  FLUID TECHNOLOGY

     Fluid Technology is a leading global provider of fluid systems and solutions for the Water, Wastewater, Treatment, Building Trades, Industrial & Process and BioPharm markets. Sales and revenues are approximately $2.59 billion, $2.25 billion, and $1.96 billion for 2004, 2003 and 2002, respectively.

     Fluid Technology is engaged in the design, development, production, sale, and after-sale support of a broad range of pumps, mixers, heat exchangers, valves, controls and treatment systems for municipal, industrial, residential, agricultural, and commercial applications.

     Major production and assembly facilities are located in Argentina, Australia, Austria, Canada, China, England, Germany, Italy, Malaysia, Mexico, the Philippines, South Korea, Sweden, and the United States.

     Principal customers are in North America, Europe, the Middle East, Africa, Latin and South America, and the Asia/Pacific region. No single customer accounted for more than 1.2% of 2004 sales for Fluid Technology. Sales are made directly or through independent distributors and representatives.

     As one of the world's leading producer of fluid handling equipment and related products for treating and recycling wastewater, ITT Industries actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness of the need to preserve and protect the earth's water resources.

Water

     ITT's broad range of pumps and accessories for residential, municipal and commercial applications including water wells, pressure boosters, and agriculture packages and systems are branded Goulds Pumps, Red Jacket Water Products, Marlow Pumps, Lowara, and Vogel.

     Goulds Pumps and A-C Pump provide municipal and flood control pump products and Flowtronex packages, turf irrigation and water booster systems for municipal systems, golf courses and irrigation systems.

Wastewater

     The Flygt Group is the originator and largest manufacturer of submersible pumps and mixers which form the heart of many of the world's sewage and wastewater treatment facilities. Combining Flygt's submersible pumps and mixers with Sanitaire and ABJ products (discussed below) provides a solution to customers' needs for complete system wastewater treatment. Dry mount pumps from A-C Pump provide an alternative technical solution to submersible pumps. Flygt and Robot are market leaders and respected brands for commercial and municipal submersible waste water pumps. ITT Industries' strong position in the dewatering market is generated by Flygt, Robot and Grindex and in the residential effluent and sewage pumps systems area Goulds Pumps and Lowara are market leaders.

Treatment

     Through the Sanitaire(R), and ABJ(TM) brands, ITT is a leader in secondary treatment systems for municipal and industrial wastewater treatment. The broad range of products includes ceramic and membrane fine bubble diffusers, and stainless steel coarse bubble diffusers. Aquious provides advanced membrane filtration engineered systems, reverse osmosis systems and portable filtration technology. Flygt's submersible mixers and Sanitaire's diffused aeration systems play a crucial role in the biological treatment phase ensuring that incoming flows reach optimal nitrification and prevent sedimentation in the aeration tank. ABJ is a unique Sequence Batch Reactor (SBR) allowing a continuous inflow. Through the addition of Aquious in 2004, ITT Industries offers advanced membrane filtration for both municipal and industrial applications. WEDECO is a leading provider of ultraviolet disinfection and ozone oxidation systems.

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

     Bell & Gossett and McDonnell & Miller provide packaged systems for variable and constant speed pumping, heat transfer and pressure boosting, heat exchangers, and condensate handling equipment. Lowara and Vogel service the European and Middle East building trade markets with pressure boosting pumps and A-C Fire-Pump is a global UL/FM Fire pump package provider.

Industrial & Process

     Goulds Pumps are available in vertical, horizontal and submersible centrifugal configurations in a variety of alloys. Goulds is the market leader for ANSI standard process pumps, including a line of "sealless" magnetic drive pumps for services where leakage cannot be tolerated. Goulds offers standard as well as application specific pumps for the industrial marketplace. Examples of typical applications include general industrial, mining, chemical, pulp and paper, power, oil refining and gas processing. Fabri-Valve knife gate valves are designed to handle demanding applications found in pulp and paper plants including pulping, recovery and bleaching. Dia-Flo diaphragm valves and Richter lined valves and pumps are the workhorse of the chemical industry providing superior value through safe and trouble free operation. ITT Industries services the industrial market through its premium brands such as Goulds Pumps, PumpSmart and A-C Pumps for Standard Process (ANSI & ISO Standard), Engineered Horizontal (API Standard), vertical and sump and slurry pumps and control systems. Fabri-Valve and Dia-Flo are leaders in knife gate and diaphragm valves and Richter is the preferred supplier of lined pumps and valves while ITT Standard is a supplier of heat exchangers for industrial applications.

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

System Solutions

     We strive to provide our global customer base with the systems and solutions they need to meet their ever increasing demands on cost control and efficiencies. Through the overarching strategic Value Based Six Sigma program, we now have in place company wide systems for rapid product development based on the Voice Of Customer and Value Stream Mapping to ensure that we have short lead times to better meet our customers needs.

     Our strategy to expand downstream to better service our customers has moved us from a product producer to a solution provider. This strategy has guided us in our acquisitions. For example, today ITT Industries can extend its core offering of submersible pumps and mixers with systems to control plant operation, technologies that analyze the waste stream, and products and systems to treat water through biological, treatment, filtration, oxidation and disinfection processes.

     In the industrial markets, our pump systems are now supplied with intelligent control systems and predictive conditioning monitoring. Customers engaging our "total systems approach" generally find dramatically lower energy consumption, maintenance and overall life cycle costs.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2004     2003     2002
                               ----     ----     ----
Water/Wastewater.............   67%      63%      59%
Industrial & Process.........   17       18       22
Building Trades..............   12       13       14
Bio Pharm....................    4        6        5
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     Our management believes that Fluid Technology has a solid technology base and proven expertise in designing its products to meet customer needs. Management believes that the continuing development of new products will enable Fluid Technology to maintain and build market leadership positions in served markets.

     Order backlog for Fluid Technology was $575.5 million in 2004, compared with $374.6 million in 2003, and $339.8 million in 2002.

     Brand names include Aquious, ABJ(R), A-C Pump(R), Bell & Gossett(R), Flygt(R), Goulds Pumps(R), Hoffman Specialty(R), ITT Standard(R), Lowara(R), Marlow, McDonnell & Miller(R), Pure-Flo, Richter(R), Sanitaire(R), Vogel(R) and WEDECO.

     The level of activity in Fluid Technology is dependent upon economic conditions in the markets served, weather conditions, and in the case of municipal markets, the ability of municipalities to fund projects for our products and services, and other factors. See "-- COMPETITION."

     Fluid Technology companies have an aggregate of approximately 12,000 employees and have 48 major facilities in 14 countries.

  DEFENSE ELECTRONICS & SERVICES

     Defense Electronics & Services, with sales and revenues of approximately $2.41 billion, $1.79 billion, and $1.51 billion for 2004, 2003 and 2002, respectively, develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems and engineering and applied research. Operations are in North America, Europe, and the Middle East.

     Defense Electronics & Services consists of the two major areas of (i) systems and services and (ii) defense electronics. Systems and services consists of our systems and advanced engineering and sciences businesses. Defense electronics consists of our aerospace and communications, night vision, avionics, radar and space systems businesses.

Systems and Services

     The Systems Division provides a broad range of systems integration, communications, engineering and technical support solutions ranging from strategic command and control and tactical warning and attack assessment, to test, training and range evaluation. The Systems Division also provides total systems support solutions for combat equipment, tactical information systems and facilities management.

     The Advanced Engineering & Sciences Division provides a wide range of research, technologies and engineering support services to government, industrial and commercial customers. In addition, the division provides products and services for information collection, information processing and control, information security and telecommunications.

Defense Electronics

     The ITT Aerospace/Communications Division ("A/CD") develops wireless networking systems for tactical communications. A/CD is the creator of the core technology used in the world's two largest tactical digitization programs: the U.S. Tactical Internet and the U.K. Bowman program. This technology has created a family of interconnected products including the Single Channel Ground and Airborne Radio System (SINCGARS). A/CD is at the leading edge of networking with its routers and algorithms. These devices permit self-organizing and self-healing connections all across the battlespace. A/CD is also developing the newest ground to air radios for the Federal Aviation Administration.

     The Night Vision Division supplies the most advanced night vision equipment available to U.S. and allied military forces. The equipment includes night vision goggles for fixed and rotary-wing aviators; night vision goggles, monoculars and weapon sights for ground forces, and image intensifier tubes required for all of these systems. The division is also supplying high-performance night vision devices to federal, state and local law enforcement officers in support of homeland security.

     The Avionics Division produces information and electronic warfare technologies for a broad range of military aircraft to help protect aircraft from radar-guided weapons. Avionics is developing for the United States Army and Special Operations Forces the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called the Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). In addition, the Avionics Division has developed a SIRFC based system for fixed wing aircraft such as the F-16, and is also the supplier for the United States Integrated Defensive Countermeasures ("IDECM") system for fixed wing aircraft such as the F/A-18 E/F fighter fleet. The Avionics Division is a co-developer of the integrated communications, navigation and identification system for the U.S. Air Force F-22 Raptor.

     The ITT Gilfillan Division produces military and civilian air traffic control systems and air defense radars. Gilfillan's latest generation of air traffic control radar systems includes fixed and mobile terminal airport surveillance radars and precision approach radars for landing assistance in extreme physical environments. Gilfillan also produces and installs air surveillance and weapons control for both ship and land-based applications.

     The Space Systems Division ("SSD") provides innovative solutions to customers in the Department of Defense, intelligence, space science, and commercial aerospace communities to help them visualize and understand critical events anywhere on earth, in the air, or in space. The Space Systems Division's offering includes intelligence, surveillance and reconnaissance systems, image information solutions, sophisticated meteorological imagers and sounders, GPS navigation payload systems and components, commercial remote sensing and space science systems.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2004     2003     2002
                               ----     ----     ----
Systems and Services
  Systems....................   35%      32%      29%
  Advanced Engineering &
    Services.................   11       13       15
Defense Electronics
  A/CD.......................   15       15       15
  SSD........................   14       10       11
  Night Vision...............   11       11       12
  Avionics...................    9       12       12
  Gilfillan..................    5        7        6
                               ---      ---      ---
                               100%     100%     100%
                               ===      ===      ===

     Defense Electronics & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 99% of 2004 sales and revenues of Defense Electronics & Services were to governmental and international entities, of which approximately 87% were to the United States Government (principally in defense programs).

     A substantial portion of the work of Defense Electronics & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, international customers and commercial customers accounted for approximately 12% and 1%, respectively, of 2004 sales and revenues for Defense Electronics & Services.

     Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Electronics & Services were 1% in 2004, 5% in 2003 and 3% in 2002. Certain products sold by Defense Electronics & Services have particular commercial application, including night vision devices. In addition, Defense Electronics & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

     Funded order backlog for Defense Electronics & Services was $3.46 billion in 2004 compared with $3.19 billion in 2003 and $2.85 billion in 2002.

     The level of activity in Defense Electronics & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Electronics & Services, demand and budget availability for such products and services in areas other than defense, and other factors. See "-- COMPETITION."

     Defense Electronics & Services companies have an aggregate of approximately 14,400 employees and are present in 157 facilities in 24 countries.

  MOTION & FLOW CONTROL

     Motion & Flow Control, with sales and revenues of approximately $1,070.5 million, $992.3 million and $935.5 million for 2004, 2003 and 2002, respectively, comprises a group of units operating in the motion control and flow control market segments. Operations are located principally in North America and Europe, with sales in Latin America and Asia supported through joint ventures or distribution arrangements. Motion & Flow Control consists of the Automotive Tubing, Motion Control, Leisure Marine and Flow Control groups.

  Automotive Tubing:

     ITT Fluid Handling Systems designs and produces engineered tubing systems for use in applications such as braking systems, fuel supply, and other fluid transfer applications in transportation or industrial uses. Fluid Handling Systems' principal customers are the major North American and European automotive manufacturers, their key Tier 1 suppliers, and other similar customers. Fluid Handling Systems also owns 50% of a joint venture with Sanoh Industrial Co. of Japan that supplies similar products primarily to the major Asian transplant manufacturers in the United States.

  Motion Control:

     ITT Industries Friction Products designs and manufactures friction pads and backplates for braking applications on vehicles. From three facilities in Italy, Friction Products services most European "OEM" (Original Equipment Manufacturers) auto makers and also operates a substantial facility for research and testing of new materials. Approximately 54% of Friction Products' 2004 business is in aftermarket activity.

     Koni designs and markets adjustable shock absorbers under the brand name KONI(R) for high performance vehicles, trucks, buses, railway equipment and specialty applications such as bridges. Customers are principally in Europe, North America, and Asia.

  Leisure Marine:

     The Jabsco Division is the world's leading producer of pumps and related products for the leisure marine markets. Products sold worldwide under the brand names Jabsco(R), Rule(R), Flojet(R), and Danforth(R) also serve the recreational vehicle market. Flojet is also a leading producer of pumps and components for beverage applications. Both Jabsco and Flojet also produce pumps for other specialty industrial fluid dispensing applications.

     The HydroAir Division designs and manufacturers jets, pumps and other components for manufacturers of whirlpool baths and hot tub spas.

  Flow Control:

     ITT Industries' quick connects are produced by Fluid Handling Systems and replace threaded or clamped fittings with simple push together assembly for use in the transportation market as well as the industrial market, including plumbing applications and computer cooling.

     ITT Aerospace Controls is a worldwide supplier of valves, actuators and switches for the commercial, military, regional, business and general aviation markets. Products are principally sold to OEM's and the aftermarket in North and South America, Europe and Asia. Aerospace Controls also sells switches and regulators into the oil and gas, fluid power, power generation, and chemical markets.

     ITT Conoflow markets pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                     YEAR ENDED
                                    DECEMBER 31,
                               ----------------------
                               2004     2003     2002
                               ----     ----     ----
Automotive Tubing............   34%      38%      43%
Motion Control...............   34       30       25
Leisure Marine...............   19       19       18
Flow Control.................   13       13       14
                               ---      ---      ---
                               100%     100%     100%
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

  ELECTRONIC COMPONENTS

     Electronic Components, with sales and revenues of approximately $696.9 million, $585.7 million, and $563.2 million for 2004, 2003 and 2002, respectively, designs and manufactures connectors, interconnects, cable assemblies, switches, keypads, multi-function grips, panel switch assemblies, dome arrays, input/output (I/O) card kits and smart card systems.

     Electronic Components provides products and services for the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses.

     In the communications area, Electronic Components designs products and provides services specifically for today's telecommunications infrastructure and networking industries. These products and services include connectors, interconnects, cable assemblies, keypads, switches, panel switch assemblies, I/O card kits, and smart card systems. They are used in wireless networks, carrier networks, enterprise networks, datacommunications, and subscriber equipment applications.

     In the industrial area, Electronic Components' products are incorporated in various industrial equipment and process control products, including DL zero insertion force connectors, cable assemblies, electromechanical switches, and device control interfaces. They are used in industrial controls, production equipment, instrumentation, medical applications, ultrasound, and other diagnostic equipment.

     In the transportation area, Electronic Components' products are incorporated in off-highway, mass transit, heavy-vehicle, agriculture and automotive applications. The products include high reliability connectors, multi-function control assemblies, and switches used in powertrain, instrument controls, and chassis applications.

     In the military/aerospace area, Electronic Components supplies products for mission-critical applications ranging from below the ocean to deep in space. The products include circular, rack and panel, microminiature, fiber optic, and "special" connectors used in military electronics, missiles, and space applications.

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

     In the consumer area, Electronic Components primarily supplies keypads for remote control devices and audio circular connectors.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                      YEAR ENDED
                                     DECEMBER 31,
                                 --------------------
                                 2004    2003    2002
                                 ----    ----    ----
Communications.................   29%     27%     32%
Industrial.....................   24      25      23
Transportation.................   18      18      13
Military/Aerospace.............   14      13      13
Commercial Aircraft............    5       5       6
Computer.......................    5       5       7
Consumer.......................    5       7       6
                                 ---     ---     ---
                                 100%    100%    100%
                                 ===     ===     ===

     Electronic Components' products are marketed primarily under the Cannon(R) brand name.

     The level of activity for Electronic Components is affected by overall economic conditions in the markets served and the competitive position with respect to price, quality, technical expertise, and customer service. See "-- COMPETITION."

     Electronic Components companies have an aggregate of approximately 12,200 employees and have 26 facilities located in 10 countries.

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

     In the Fluid Technology segment, on January 19, 2004 we announced the acquisition of over 81.4% of the outstanding shares of WEDECO AG Water Technology, which manufactures ultraviolet disinfection and ozone oxidation systems, and of Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd., a producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China. As a result of subsequent purchases in 2004, we currently own over 96% of the outstanding shares of WEDECO.

     On August 6, 2004, we acquired Allen Osborne Associates, Inc. a manufacturer of high precision GPS systems receivers for our Defense Electronics & Services business segment.

     On August 13, 2004, we acquired Eastman Kodak Company's Remote Sensing Systems business which provides large scale optical and electro-optical high-resolution satellite imaging. The acquisition is for the Company's Defense Electronics & Services business segment.

     On December 20, 2004, we acquired Cleghorn Waring & Co. (Pumps) Limited, a supplier of marine and industrial pumps in the United Kingdom for our Motion and Flow Control segment.

     On December 21, 2004 we disposed of our equity interest in Mesh Networks, Inc. to Motorola, Inc.

     During 2003, we acquired the business and assets of Uniserve Wellpoint Srl., which produces a range of high quality diesel and electric powered, vacuum primed centrifugal pumps and spear or well point dewatering systems for our Fluid Technology segment.

     On January 31, 2003, we acquired the VEAM/TEC division of Northrop Grumman's Component Technologies sector, which manufactures cylindrical, filter and fiber optic connectors for the military/aerospace, industrial, mass transit, entertainment and nuclear markets, for our Electronic Components segment.

     In 2003, we sold substantially all of our interest in DigitalGlobe, Inc., a developmental stage company providing high resolution satellite images to the commercial markets.

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

     For Defense Electronics & Services, we acquired the business and assets of Xybion Electronic Systems (XES), a designer and manufacturer of intensified imaging systems, digital and complementary metal-oxide semiconductor (CMOS) cameras on December 12, 2002, and during 2002 we sold a defense related joint venture.

     See Note 4, "RESTRUCTURING AND ASSET IMPAIRMENT CHARGES," in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS regarding restructuring matters. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- STATUS OF RESTRUCTURING ACTIVITIES."

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISKS AND UNCERTAINTIES -- STATUS OF AUTOMOTIVE DISCONTINUED OPERATIONS" AND NOTE 5, "DISCONTINUED OPERATIONS," in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information regarding the resolution of certain disputes relating to the sales of automotive businesses during 1998 and further information regarding discontinued operations.

GEOGRAPHIC MARKETS

     The geographic sales base of Fluid Technology is broad. In 2004, approximately 49% of the sales and revenues of Fluid Technology was derived from North America, approximately 35% was derived from Europe, and the Asia/Pacific region accounted for approximately 9%. The geographic sales mix differs among products and among divisions of Fluid Technology. Our management anticipates growth opportunities in Eastern Europe, Central Asia, Africa/Middle East, Latin America, and the Asia/Pacific region. In China, Fluid Technology has manufacturing and distribution facilities to produce and sell both submersible pumps for the sewage handling and mining markets and vertical turbine pumps including a foundry operation. The Company also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

     The geographic sales base of Defense Electronics & Services is predominantly the United States, which accounted for approximately 88% of 2004 sales and revenues. Management of Defense Electronics & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

     The geographic sales base of Motion & Flow Control is predominantly in North America and Europe. In 2004, approximately 48% of sales and revenues of Motion & Flow Control were to customers in North America, and approximately 48% of sales were to customers in Europe and 2% were in Asia. Management of ITT Industries sees growth opportunities in North America, Europe and Asia.

     The geographic sales base of Electronic Components in Europe accounted for 39% of 2004 sales and revenues, North America accounted for 36% of 2004 sales and revenues, and the Asia/Pacific region accounted for 24% of 2004 sales and revenues. Electronic Components has manufacturing facilities within North America, Central America, Europe, and the Asia/Pacific region. These operations supply connectors across a broad market spectrum, including carrier networks, wireless, transportation, military/ aerospace, commercial aircraft, computer, industrial, and consumer sectors.

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

     A portion of our business is classified by the government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs and products.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING

     Our businesses require substantial commitment of resources for research, development, and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Although most of our funds dedicated to research, development, and engineering activities are applied to areas of high technology, such as aerospace and applications involving electronic components, these activities are important in all of our business segments. Expenditures by ITT Industries for research, development, and engineering relating to our on-going lines of business totaled $634.0 million in 2004, $558.3 million in 2003 and $518.0 million in 2002. Of those amounts 75.4% in 2004, 78.5% in 2003, and 78.2% in 2002 was expended pursuant to customer contracts.

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

EMPLOYEES

     As of December 31, 2004, ITT Industries and its subsidiaries employed an aggregate of approximately 44,000 people. Of this number, approximately 20,000 are employees in the United States, of whom approximately 20% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

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

INTERNET ADDRESS AND INTERNET ACCESS TO CURRENT AND PERIODIC REPORTS

     ITT Industries' website address is www.itt.com/ir. ITT Industries makes available free of charge on or through www.itt.com/ir our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Information contained on the Company's website is not incorporated by reference unless specifically stated herein.
                            ------------------------

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

     The Company is responsible, in whole or in part, or is alleged to be responsible for environmental investigation and remediation at approximately 80 sites in various countries. Of those sites, it has received notice that it is considered a Potentially Responsible Party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. Other situations generally involve either actions brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to the Company pursuant to contractual language, or situations discovered by the Company through its internal environmental assessment program.

     In Glendale, California the Company has been involved in an environmental proceeding relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against ITT Industries and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it has incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including ITT Industries and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013.

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

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2004, ITT and Goulds resolved in excess of 4,200 claims through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and substantially all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company ("ACE") et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. The New York action has been stayed in favor of the California suit. ITT and ACE have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers. In addition, Utica National, Goulds' historic insurer, has requested that the Company negotiate a coverage in place agreement to allocate the Goulds' asbestos liabilities between insurance policies issued by Utica and those issued by others. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The complaint also seeks the certification of a class of similarly injured persons. Numerous motions are currently pending before the Court. A hearing on class certification is expected in late 2005. On October 5, 2004, the Company filed an action, ITT Industries, Inc. et al. v. Fireman's Fund Insurance Company et al., Superior Court, County of Los Angeles, C.A. No. B.C. 322546, against various insurers who issued historic aircraft products coverage to the Company seeking a declaration that each is liable for the costs of defense of the El Paso matter. The parties have an agreement in principle to resolve this matter whereby the Company will continue to receive the cost of defense of this matter from the insurers. Management believes that the El Paso suit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     The Company is involved in an arbitration with Rayonier, Inc., a former subsidiary of the Company's predecessor, ITT Corporation. The arbitration involves a claim by Rayonier stemming from the 1994 Distribution Agreement for the spinoff of Rayonier by ITT Corporation. Rayonier seeks a portion of the proceeds from certain settlements in connection with the Company's environmental insurance recovery litigation. The parties completed the arbitration hearings in late 2004. A decision is expected in the spring of 2005. The Company believes the claim is grossly overstated and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided regarding the executive officers of ITT Industries:

                                                                                                                DATE OF
                                     AGE AT                                                   YEAR OF          ELECTION
                                   FEBRUARY 1,                                            INITIAL ELECTION    TO PRESENT
               NAME                   2005                      POSITION                   AS AN OFFICER      OFFICERSHIP
               ----                   ----                      --------                   -------------      -----------
Robert L. Ayers...................      59       Senior Vice President, ITT Industries;         1998            12/4/01
                                                   President, Fluid Technology
Scott A. Crum ....................      48       Senior Vice President and Director,            2002           10/29/02
                                                 Human Resources
Henry J. Driesse..................      61       Senior Vice President, ITT Industries;         2000            12/4/01
                                                   President, Defense
Donald E. Foley...................      53       Senior Vice President, Treasurer and           1996            2/11/03
                                                   Director of Taxes
Nicholas P. Hill..................      50       Vice President, ITT Industries,                2004            5/11/04
                                                 President, Motion & Flow Control
Steven R. Loranger................      52       Chairman, President and Chief Executive        2004            6/28/04
                                                   Officer and Director
Vincent A. Maffeo.................      54       Senior Vice President and General              1995           12/19/95
                                                 Counsel
Thomas R. Martin..................      51       Senior Vice President, Director of             1996             3/9/99
                                                 Corporate Relations
Robert J. Pagano, Jr. ............      42       Vice President and Corporate Controller        2004           10/05/04
Brenda L. Reichelderfer...........      46       Senior Vice President, ITT Industries;         2002             1/1/02
                                                   President, Electronic Components
Edward W. Williams................      66       Senior Vice President and Chief                1998            12/4/01
                                                 Financial Officer

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Ayers, prior to his election as Senior Vice President (2001), was Vice President
(1998) and President of Fluid Technology (1999), and, prior to that, was President of Sulzer Bingham Pumps Inc. (1990); (ii) Mr. Crum, prior to his election as Senior Vice President (2002), was Corporate Vice President, Motorola Corporation Broadband Communications Sector (2000) and Senior Vice President for Administration and Employee Resources at General Instrument Corporation (1997);
(iii) Mr. Driesse, prior to his election as Senior Vice President (2001), was Vice President and President of Defense (2000), and, prior to that, was President of ITT Avionics (1991); (iv) Mr. Foley, prior to his election as Senior Vice President (2003), was Vice President, Treasurer and, Director of Taxes. Mr. Foley was elected Vice President and Treasurer in 1996, and was named to the position of Director of Taxes in 2001; (v) Mr. Hill, prior to his election as Vice President, ITT Industries (2004) and President, Motion & Flow Control (2004) was President, ITT Jabsco Worldwide (2003) and Vice President and General Manager, ITT Industries Cannon (1999); (vi) Mr. Loranger, prior to his election as Chairman, President, Chief Executive Officer and Director (2004), was Executive Vice President and Chief Operating Officer of Textron, Inc. (2002) and held executive positions at Honeywell International, Inc. and its predecessor from 1981 to 2002; (vii) Mr. Pagano, prior to his election as Vice President and Corporate Controller (2004) was President, ITT Industries' Fluid Technology Industrial Products Group (2002) and Vice President -- Finance and Controller, ITT Fluid Technology (1998); (viii) Ms. Reichelderfer, prior to her election as Senior Vice President (2002) and President, Electronic Components
(2003), was President, Motion & Flow Control (2002). Prior to that she was Vice President, Flow Control and held other executive positions with ITT Industries; and (ix) Mr. Williams, prior to his appointment as Chief Financial Officer (June
2003), was Senior Vice President and Corporate Controller (2001), and prior to that was Vice President and Corporate Controller (1998), and prior to that was Vice President and Controller of our Defense & Electronics business.

                                    PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY,
                     RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                    2004                2003
                                                              ----------------    ----------------
                                                               HIGH      LOW       HIGH      LOW
                                                              ------    ------    ------    ------
                                                                          (IN DOLLARS)
Three Months Ended
  March 31..................................................  $78.52    $71.03    $62.09    $50.11
  June 30...................................................   85.98     75.64     67.20     53.17
  September 30..............................................   84.61     75.17     69.59     59.00
  December 31...............................................   86.72     77.40     75.40     60.13

     The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "ITT"). During the period from January 1, 2005 through February 28, 2005, the high and low reported market prices of our common stock were $89.95 and $80.48, respectively.

     We declared dividends of $0.16 per share of common stock in each of the four quarters of 2003. We declared dividends of $0.17 per share of common stock in each of the four quarters of 2004. In the first quarter of 2005, we declared a dividend of $0.18 per share.

     Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

     There were 25,511 holders of record of our common stock on February 28, 2005.

     ITT Industries common stock is listed on the following exchanges:
Frankfurt, London, Midwest, New York, Pacific, and Paris.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                         TOTAL NUMBER OF      AVERAGE PRICE PAID
                       PERIOD                          SHARES PURCHASED(1)       PER SHARE(2)
                       ------                          -------------------    ------------------
  10/1/04-10/31/04...................................        103,678                $39.04
  11/1/04-11/30/04...................................        184,672                $46.37
  12/1/04-12/31/04...................................         32,633                $32.54

------------
(1) All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

     No share purchases were made pursuant to a publicly announced plan or program. The Company's strategy for cash flow utilization is to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company's stock option programs. The remaining cash is then available for strategic acquisitions and discretionary repurchases of the Company's common stock.

ITEM 6.                     SELECTED FINANCIAL DATA

                                                             2004        2003        2002        2001        2000
                                                           --------    --------    --------    --------    --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS AND POSITION
Sales and revenues.......................................  $6,764.1    $5,610.8    $4,962.7    $4,639.4    $4,788.9
Operating income(a)......................................     634.9       533.2       539.7       394.7       489.9
Income from continuing operations(a).....................     437.5       394.0       381.3       215.2       262.6
Net income...............................................     432.3       403.9       379.9       276.7       264.5
Additions to plant, property and equipment...............     165.1       153.3       152.7       173.2       179.4
Depreciation and amortization............................     198.6       186.9       170.5       212.3       201.3
Total assets.............................................   7,276.7     5,937.6     5,389.6     4,508.4     4,611.4
Long-term debt...........................................     542.8       460.9       492.2       456.4       408.4
Total debt...............................................   1,272.0       602.4       791.8       973.4     1,038.3
Cash dividends declared per common share.................      0.68        0.64        0.60        0.60        0.60
EARNINGS PER SHARE
Income from continuing operations
  Basic..................................................  $   4.74    $   4.27    $   4.19    $   2.44    $   2.99
  Diluted................................................  $   4.63    $   4.18    $   4.07    $   2.37    $   2.92
Net income
  Basic..................................................  $   4.68    $   4.38    $   4.17    $   3.14    $   3.01
  Diluted................................................  $   4.58    $   4.29    $   4.06    $   3.05    $   2.94
                                                           --------    --------    --------    --------    --------
PRO FORMA RESULTS
Reported net income(b)...................................  $  432.3    $  403.9    $  379.9    $  276.7    $  264.5
  Add back goodwill amortization net of tax..............        --          --          --        35.9        31.4
                                                           --------    --------    --------    --------    --------
  Adjusted net income....................................  $  432.3    $  403.9    $  379.9    $  312.6    $  295.9
                                                           ========    ========    ========    ========    ========
  Adjusted basic earnings per share......................  $   4.68    $   4.38    $   4.17    $   3.55    $   3.37
  Adjusted diluted earnings per share....................  $   4.58    $   4.29    $   4.06    $   3.45    $   3.29

------------

(a) Operating income and income from continuing operations in 2004, 2003, 2002 and 2001 includes (expense) income of $(37.7), $(30.1), $3.5 and $(97.3)
    pretax, respectively, or $(26.0), $(20.8), $2.4 and $(63.2), after-tax, respectively, for restructuring and asset impairment charges. See Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on these topics.

(b) The Company adopted Statement of Financial Accounting Standards No. 142 and discontinued the amortization of goodwill as of January 1, 2002 (see Note 2, "Changes in Accounting Pronouncements," in the Notes to Consolidated Financial Statements for additional information). Reported net income for 2001 and 2000 includes goodwill amortization expense.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                              DEFENSE      MOTION                  CORPORATE,
                                 FLUID      ELECTRONICS    & FLOW    ELECTRONIC   ELIMINATIONS
                               TECHNOLOGY   & SERVICES    CONTROL    COMPONENTS     & OTHER       TOTAL
                               ----------   -----------   --------   ----------   ------------   --------
                                                             (IN MILLIONS)
2004
Sales and revenues...........   $2,594.1     $2,414.0     $1,070.5     $696.9        $(11.4)     $6,764.1
                                --------     --------     --------     ------        ------      --------
Costs of sales and
  revenues...................    1,714.8      1,492.6        776.8      493.2         (11.0)      4,466.4
Selling, general and
  administrative expenses....      520.6        165.1         97.1      128.0          80.3         991.1
Research, development and
  engineering expenses.......       53.5        502.2         42.6       35.7            --         634.0
Restructuring and asset
  impairments................       19.7           --          6.3       11.0           1.8          38.8
Reversal of restructuring
  charge.....................       (0.4)          --         (0.1)      (0.5)         (0.1)         (1.1)
                                --------     --------     --------     ------        ------      --------
Total costs and expenses.....    2,308.2      2,159.9        922.7      667.4          71.0       6,129.2
                                --------     --------     --------     ------        ------      --------
Operating income (loss)......      285.9        254.1        147.8       29.5         (82.4)        634.9
Interest income..............                                                                        22.5
Interest expense.............                                                                        50.4
Gain on sale of assets.......                                                                        20.8
Miscellaneous expense
  (income)...................                                                                        17.8
                                                                                                 --------
Income from continuing
  operations before income
  tax expense................                                                                       610.0
Income tax expense...........                                                                       172.5
                                                                                                 --------
Income from continuing
  operations.................                                                                       437.5
Loss from discontinued
  operations.................                                                                        (5.2)
                                                                                                 --------
Net Income...................                                                                    $  432.3
                                                                                                 ========
2003
Sales and revenues...........   $2,249.9     $1,790.9     $  992.3     $585.7        $ (8.0)     $5,610.8
                                --------     --------     --------     ------        ------      --------
Costs of sales and
  revenues...................    1,493.5      1,046.3        721.6      419.6          (9.0)      3,672.0
Selling, general and
  administrative expenses....      424.5        112.6         95.3      110.4          74.4         817.2
Research, development and
  engineering expenses.......       46.7        443.9         36.3       31.4            --         558.3
Restructuring and asset
  impairments................       13.8          1.0          4.5       14.1           1.3          34.7
Reversal of restructuring
  charge.....................         --           --         (0.1)      (4.5)           --          (4.6)
                                --------     --------     --------     ------        ------      --------
Total costs and expenses.....    1,978.5      1,603.8        857.6      571.0          66.7       5,077.6
                                --------     --------     --------     ------        ------      --------
Operating income (loss)......      271.4        187.1        134.7       14.7         (74.7)        533.2
Interest income..............                                                                        53.3
Interest expense.............                                                                        43.2
Miscellaneous expense
  (income)...................                                                                         7.9
                                                                                                 --------
Income from continuing
  operations before income
  tax expense................                                                                       535.4
Income tax expense...........                                                                       141.4
                                                                                                 --------
Income from continuing
  operations.................                                                                       394.0
Income from discontinued
  operations.................                                                                         9.9
                                                                                                 --------
Net Income...................                                                                    $  403.9
                                                                                                 ========

                                              DEFENSE      MOTION                  CORPORATE,
                                 FLUID      ELECTRONICS    & FLOW    ELECTRONIC   ELIMINATIONS
                               TECHNOLOGY   & SERVICES    CONTROL    COMPONENTS     & OTHER       TOTAL
                               ----------   -----------   --------   ----------   ------------   --------
                                                             (IN MILLIONS)
2002
Sales and revenues...........   $1,956.3     $1,513.9     $  935.5     $563.2        $ (6.2)     $4,962.7
                                --------     --------     --------     ------        ------      --------
Costs of sales and
  revenues...................    1,283.9        846.5        692.8      380.1          (7.5)      3,195.8
Selling, general and
  administrative expenses....      372.9         99.7         86.1       91.8          62.2         712.7
Research, development and
  engineering expenses.......       43.5        414.7         32.7       27.1            --         518.0
Restructuring and asset
  impairments................        6.0           --          3.0        0.6            --           9.6
Reversal of restructuring
  charge.....................       (1.5)        (1.0)        (1.5)      (8.7)         (0.4)        (13.1)
                                --------     --------     --------     ------        ------      --------
Total costs and expenses.....    1,704.8      1,359.9        813.1      490.9          54.3       4,423.0
                                --------     --------     --------     ------        ------      --------
Operating income (loss)......      251.5        154.0        122.4       72.3         (60.5)        539.7
Interest income..............                                                                        24.1
Interest expense.............                                                                        56.5
Miscellaneous (income)
  expense....................                                                                        (3.6)
                                                                                                 --------
Income from continuing
  operations before income
  tax expense................                                                                       510.9
Income tax expense...........                                                                       129.6
                                                                                                 --------
Income from continuing
  operations.................                                                                       381.3
Loss from discontinued
  operations.................                                                                        (1.4)
                                                                                                 --------
Net Income...................                                                                    $  379.9
                                                                                                 ========

  EXECUTIVE SUMMARY

  Consolidated Results

     The Company's revenues grew almost 21% from prior year results. The contribution from acquisitions accounted for growth of approximately 6%, while the effects of foreign currency translation contributed growth of approximately 3%. The remaining increase of approximately 12% was generated by the Company's existing businesses and outpaced initial Company expectations, especially given mixed end market conditions.

     The Company also reported strong operating income performance of $634.9 million. This amount increased $101.7 million from prior year due to higher volume. All four segments contributed to this performance which reflects operating income growth of approximately 19.1%.

     In 2004, the Company reported diluted earnings per share of $4.58, which increased $0.29, or 6.8%, from the prior year. It is important to note that both periods contained special items that management considers separately from core operations. These items include: restructuring, tax settlements and related interest, sale of investments, other items and results from discontinued operations. The impact of special items represents a $0.02 and $0.40 increase to diluted earnings per share in 2004 and 2003, respectively.

  BUSINESS SEGMENT HIGHLIGHTS

  FLUID TECHNOLOGY

     The Fluid Technology segment had revenues of $2.59 billion, an increase of 15.3% from 2003. Revenues from acquisitions contributed growth of 6.2% and foreign currency translation provided growth of 4.7%. The remaining revenue growth of 4.4% represented organic contributions from existing businesses, of which the water/wastewater business was the largest contributor. The reported results reflect the Company's focus, which is to grow existing businesses through new product introductions and strategic acquisitions to build on core competencies. The Company anticipates the trend of revenue growth to continue with strong performances from the water/wastewater businesses. Forecasted 2005 segment revenues are between $2.65 billion and $2.75 billion.

     Operating income increased 5.3% during 2004 to $285.9 million reflecting increased volume, which was partially offset by the impact of acquisition costs. Operating income is forecasted to be between $328 million and $352 million in 2005.

  DEFENSE ELECTRONICS & SERVICES

     The Defense Electronics & Services segment increased revenues 34.8% in 2004 to $2.41 billion. This increase reflects increased revenues in all businesses, particularly in the service sectors, as well as the contributions from the acquisition of the Remote Sensing Systems business ("RSS") in the third quarter. The segment's backlog, which management regards as an important indicator of future performance, increased from $3.19 billion at December 31, 2003 to $3.46 billion at December 31, 2004. Revenue is projected to grow 14.0% to 18.0% in 2005 resulting in revenue between $2.75 billion and $2.85 billion.

     Operating income was $254.1 million in 2004, or 35.8% higher than 2003. This increase reflects increased volume as well as the contributions of RSS. Operating income is projected to be between $275 million and $291 million in 2005.

  MOTION & FLOW CONTROL

     Motion & Flow Control revenues were $1.07 billion or 7.9% greater than 2003. The improvement was mainly due to increased revenues in the friction products, aerospace controls, and spa/whirlpool businesses, as well as the positive contribution of foreign currency translation. Decreased volume in the automotive fluid handling business, reflecting certain platform losses, partially offset the above mentioned items. Continued share gains and expansion into the U.S. market by friction products and new products in leisure marine is expected to offset the impact of continued platform losses in auto tubing. Revenue is expected to be between $1.05 billion and $1.1 billion in 2005.

     Operating income increased 9.7% to $147.8 million. The performance reflects increased volume and favorable product mix. Operating income is projected to be between $155 million and $168 million in 2005.

  ELECTRONIC COMPONENTS

     The Electronic Components segment's revenue increased 19.0% to $696.9 million primarily due to higher volume in all businesses, particularly the transportation, industrial and military/ aerospace businesses, and the impact of foreign currency translation. Revenues for 2005 are projected to be between $700 million and $725 million.

     Operating income was $29.5 million in 2004, an increase of $14.8 million, and operating margin was 4.2%. The increase from 2003 is due to the inventory pricing environment, and the pruning of low margin products in 2004. Operating margin for 2005 is forecast to increase approximately 330 basis points due to the benefit of 2004 restructuring initiatives, process improvement initiatives and the continued pruning of low margin products. Operating income is projected to be between $49 million and $58 million in 2005.

  YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003:

     Sales and revenues for the year ended December 31, 2004 were $6.76 billion, an increase of $1.15 billion, or 20.6%, from 2003. Costs of sales and revenues of $4.47 billion for 2004 increased $794.4 million, or 21.6%, from the comparable 2003 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in all segments, contributions from acquisitions made by the Fluid Technology and Defense Electronics & Services segments and the impact of foreign currency translation. Additionally, costs of sales and revenues increased due to a change in product mix.

     Selling, general and administrative ("SG&A") expenses during 2004 were $991.1 million, an increase of $173.9 million, or 21.3%, from 2003. The increase in SG&A expenses was primarily due to the impact of foreign currency translation, increased marketing expense in all segments, including expenses from five acquisitions, and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, administrative expenses related to the four acquisitions and increased other administrative expenses.

     Research, development and engineering ("RD&E") expenses for 2004 of $634.0 million, increased $75.7 million, or 13.6%, compared to 2003. The increase is attributable to increased spending in all segments.

     During 2004, the Company recorded a $38.8 million restructuring charge to streamline its operating structure. The charge primarily reflected the planned reduction of 1,319 per-sons, the closure of two facilities and lease cancellation costs. Additionally, $1.1 million of restructuring accruals related to prior periods were reversed into income, as management determined that certain cash expenditures would not be incurred. During 2003, the Company recorded a $33.3 million restructuring charge to reduce operating costs and streamline its operating structure. The charge primarily reflected the planned reduction of 971 persons. Additionally, in 2003, the Company recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. Also, during 2003, the Company reversed $4.6 million of restructuring accruals into income as it was determined that certain 2003 and 2001 actions would be completed for less than planned. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information.

     Operating income for 2004 was $634.9 million, an increase of $101.7 million, or 19.1%, compared to $533.2 million for 2003. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A and RD&E expenses. Segment operating margin for 2004 was 10.6%, which was relatively flat with the segment operating margin for the comparable 2003 period.

     Interest expense was $50.4 million compared to $43.2 million in 2003. Interest income was $22.5 million for 2004 compared to $53.3 million in the comparable prior year period. The variance in interest expense is primarily attributable to higher average debt balances, reflecting the impact of 2004 acquisitions. The reduction in interest income in 2004, compared to 2003, is primarily due to interest income of $32.3 million, related to two 2003 tax settlements.

     The gain on sale of assets primarily reflects the Company's sale of its interest in Mesh Networks, a technology company in the wireless telecommunications market, for $31.2 million.

     Miscellaneous expense was $17.8 million in 2004 compared to $7.9 million in 2003. The $9.9 million increase is primarily due to higher employee benefit costs for disposed companies.

     Income tax expense was $172.5 million in 2004, an increase of $31.1 million from the comparable prior year period. The increase is primarily attributable to higher pretax income and an increase in the Company's effective tax rate. The increase in the effective tax rate from 26.4% in 2003 to 28.3% in 2004 is predominantly due to the occurrence and magnitude of one-time items in each of those years. In 2003, these one-time items included tax benefits realized from the filing of amended returns, foreign sales corporation redeterminations, the effects of the closing of the 1996 and 1997 IRS audit cycle and the settlement of IRS refund claims for the years 1986-1995. The one-time items occurring in 2004 included the filing of foreign sales corporation redeterminations, favorable foreign tax credit utilizations and the settlement of a claim. The tax benefits produced by the one-time items realized in 2003 exceeded those generated in 2004.

     Income from continuing operations was $437.5 million, or $4.63 per diluted share in 2004, compared to $394.0 million or $4.18 per diluted share for 2003. The increase reflects the results discussed above.

     During 2004, the Company recognized a $5.2 million loss from discontinued operations. The 2004 loss primarily relates to the discontinued operations of the Company's Network Systems & Services business. During 2003, the Company recognized $9.9 million of income from discontinued operations. The 2003 income related to the collection of a disputed receivable related to the Company's disposed automotive businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for the assets, resulting in income of $8.0 million.

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002:

     Sales and revenues for the year ended December 31, 2003 were $5.61 billion, an increase of $648.1 million, or 13.1%, from 2002. Costs of sales and revenues of $3.67 billion for 2003 increased $476.2 million, or 14.9%, from the comparable 2002 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in the Defense Electronics & Services and Fluid Technology segments, contributions from acquisitions made by the Fluid Technology and Electronic Components segments and the impact of foreign currency translation. Product mix changes in the Defense Electronic & Services and Electronic Components segments also contributed to the increase in costs of sales and revenues.

     SG&A expenses during 2003 were $817.2 million, an increase of $104.5 million, or 14.7%, from the comparable prior year period. The increase in SG&A expenses is primarily due to increased marketing expense in all segments, reflecting expenditures from newly acquired companies, additional employee benefit costs, costs of process improvement initiatives and other increased administrative expenses.

     RD&E expenses for 2003 increased $40.3 million, or 7.8%, compared to 2002. The increase is attributable to increased spending in all segments.

     During 2003, the Company recorded a $33.3 million restructuring charge to reduce operating costs and streamline its structure. The charge primarily reflects the planned reduction of 971 persons. Additionally, management reviewed the Company's remaining restructuring actions and determined that certain 2003 and 2001 actions would be completed for $4.6 million less than planned at the Electronic Components segment. Accordingly, restructuring accruals totaling $4.6 million were reversed into income during 2003. The Company also recorded an asset impairment charge of $1.4 million primarily to write-off a technology license that will not be utilized in the foreseeable future due to projected market conditions. During 2002, the Company reversed $13.1 million of restructuring accruals into income as it was determined that certain 2001 actions would be completed for less than planned. Also, during the fourth quarter of 2002, the Company recorded a $9.6 million restructuring charge related to the planned termination of 292 persons and the planned closure of two facilities. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information.

     Operating income for 2003 was $533.2 million compared to $539.7 million for 2002. The decrease is primarily due to increased SG&A and RD&E expenses and increased net restructuring and asset impairment charges of $33.6 million, partially offset by increased sales and revenues at each of the segments. Segment operating margin for 2003 was 10.8%, or 1.3% below the segment operating margin for the comparable 2002 period. The decrease reflects changes in product mix in the Defense Electronics & Services and Electronic Components segments, increased SG&A expenses and 2003 restructuring and asset impairment charges.

     Interest income was $53.3 million and interest expense was $43.2 million for 2003. The Company recognized $56.5 million of interest expense and $24.1 million of interest income during 2002. The variance in interest income between years is primarily due to income related to two 2003 tax settlements. Lower average debt levels and lower interest rates contributed to the variance in interest expense between 2003 and 2002.

     Miscellaneous expense was $7.9 million in 2003 compared to $3.6 million of income in 2002. The $11.5 million increase in expense is primarily due to higher employee benefit costs for disposed companies.

     Income tax expense was $141.4 million in 2003, an increase of $11.8 million from 2002. The increase is primarily due to $10.1 million of net interest income during 2003 (versus $32.4 million of net interest expense in 2002), and a higher effective tax rate in 2003, partially offset by lower operating income in 2003. The effective income tax rate for 2003 was 26.4% compared to 25.4% in 2002. The increase is primarily due to a $61.2 million tax refund received during 2002, of which $30.6 million was reflected as a reduction of tax expense. Several favorable 2003 tax settlements partially offset the impact of the 2002 refund.

     Income from continuing operations in 2003 was $394.0 million, or $4.18 per diluted share, compared to $381.3 million or $4.07 per diluted share for 2002. The increase reflects the results discussed above.

     The Company recognized $9.9 million of income from discontinued operations in 2003. The income primarily relates to the collection of a disputed receivable related to the Company's disposed automotive businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for the assets, resulting in the above mentioned income. A loss from the Company's Network Systems and Services business partially offset this income.

BUSINESS SEGMENT INFORMATION

  YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003:

     Fluid Technology's sales and revenues and costs of sales and revenues increased $344.2 million, or 15.3%, and $221.3 million, or 14.8%, respectively, in 2004 compared to 2003. Higher sales in the water/wastewater markets, industrial products and fluid handling businesses, acquisition revenue from the water treatment business and the impact of foreign currency translation were the primary factors for the increases. These items were partially offset by lower volume in the engineered process solutions business. SG&A expenses for 2004 increased $96.1 million, or 22.6%, compared to 2003, mainly due to the impact of foreign currency translation, increased advertising costs, sales commissions, employee benefits, and administrative costs in most businesses, and costs attributable to 2004 acquisitions. During 2004, the segment recorded a $19.7 million restructuring charge mainly related to a planned reduction in headcount and the closure of two facilities. During 2003, the Company recorded a $13.8 million restructuring charge primarily for the planned reduction in headcount. See the section entitled "Status of Restructuring and Asset Impairments" and
Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information. Operating income for 2004 increased $14.5 million, or 5.3%, compared to 2003, due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for 2004 increased $623.1 million, or 34.8%, and $446.3 million, or 42.7%, respectively, from the comparable prior year period. The increases are primarily due to higher volume in all businesses and acquisition revenue from RSS. Additionally, a change in product mix contributed to the increase in costs of sales and revenues. SG&A expenses increased $52.5 million, or 46.6%, from the comparable prior year period, primarily due to increased employee benefit and administrative costs, higher marketing costs and costs attributable to the acquisition of RSS. RD&E expenses increased $58.3 million, or 13.1%, from the comparable prior year period, due to increased spending in most businesses and the impact of RSS. Operating income for 2004 was $254.1 million, an increase of $67.0 million, or 35.8%, compared to the same period in 2003. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $1.07 billion and $776.8 million, respectively, during 2004, reflecting increases of $78.2 million, or 7.9%, and $55.2 million, or 7.6%, from 2003. The increases were mainly due to higher volume in the friction products, aerospace controls and spa/whirlpool businesses and the impact of foreign currency translation, partially offset by scheduled platform rolloffs in the auto tubing business. SG&A expenses increased $1.8 million, or 1.9%, from the comparable prior year period, reflecting the impact of foreign currency translation and higher marketing costs. During 2004 and 2003, the segment recorded $6.3 million and $4.5 million of restructuring charges, respectively, mainly related to planned reductions in headcount. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information. Operating income of $147.8 million was $13.1 million, or 9.7%, higher in 2004, compared to 2003, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $696.9 million and costs of sales and revenues of $493.2 million in 2004, increased $111.2 million, or 19.0%, and $73.6 million, or 17.5%, respectively, from the comparable prior year period. The increases reflect higher volume in all businesses and the impact of foreign currency translation. Product pruning and process improvements partially offset the increase in costs of sales and revenues. SG&A expenses increased $17.6 million, or 15.9%, from the comparable prior year period, due to the impact of foreign currency translation and increased marketing, employee benefit and administrative expenses. During 2004, the segment recorded an $11.0 million restructuring charge primarily relating to planned headcount reductions and lease cancellation costs. During 2003, the segment recorded a $12.7 million restructuring charge primarily relating to planned headcount reductions and reversed $4.5 million of restructuring accruals into income as management deemed certain 2003 and 2001 actions would be completed for less than originally planned. Additionally, the segment recorded a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions. See the section entitled "Status of Restructuring and Asset Impairments" and
Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information. Operating income for 2004 increased $14.8 million from 2003. The increase was due to the factors discussed above.

     Corporate expenses increased $7.7 million, or 10.3%, in 2004, primarily due to costs associated with process improvements and an increase in other administrative costs. Additionally, during 2004 and 2003, $1.8 million and $1.3 million of restructuring costs, respectively, were recognized primarily for headcount reductions. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information.

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

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $992.3 million and $721.6 million, respectively, during 2003, reflecting increases of $56.8 million, or 6.1%, and $28.8 million, or 4.2%, from 2002. The increases were mainly due to increased sales in the marine and friction products businesses and the impact of foreign currency translation, partially offset by volume declines in the auto tubing business. SG&A expenses increased $9.2 million, or 10.7%, reflecting higher marketing costs in the marine business and increased administrative costs in most businesses. RD&E expenses were $3.6 million, or 11.0%, higher than the comparable 2002 period as spending increased in most businesses. During 2003, the segment recorded a net restructuring charge of $4.4 million mainly related to a planned reduction in headcount and the closure of one facility. Restructuring charges recorded during 2002 totaled $3.0 million primarily for a reduction in headcount and the closure of one facility. Additionally, the segment reversed $1.5 million of restructuring accruals in 2002 that management deemed unnecessary. See the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information. Operating income of $134.7 million was $12.3 million, or 10.0%, higher in 2003 compared to 2002, primarily due to the items mentioned above.

     Electronic Components sales and revenues of $585.7 million and costs of sales and revenues of $419.6 million in 2003, increased $22.5 million, or 4.0%, and $39.5 million, or 10.4%, respectively, from the comparable prior year period. The increases reflect the contribution from an acquisition and the impact of foreign currency translation, partially offset by weaknesses in the telecommunication and commercial aerospace markets. Product mix issues also contributed to the increase in costs of sales and revenues. SG&A expenses increased $18.6 million due to increased marketing, reflecting expenditures from a newly acquired company, employee benefit and administrative expenses, including the impact of a 2003 first quarter acquisition. During 2003, the segment recorded a $12.7 million restructuring charge primarily relating to planned headcount reductions and reversed $4.5 million of restructuring accruals into income as management deemed certain 2003 and 2001 actions would be completed for less than originally planned. Additionally, in 2003 the segment recorded a $1.4 million asset impairment charge mainly to write-off a license agreement for technology, which will not be utilized in the foreseeable future due to projected market conditions. Restructuring charges recorded by the segment during 2002 totaled $0.6 million. Additionally, the segment reversed $8.7 million of restructuring accruals in 2002, related to 2001 plan restructuring actions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information). Operating income for 2003 decreased $57.6 million, or 79.7%, from 2002. The decline was due to the factors discussed above.

     Corporate expenses increased $14.2 million during 2003, primarily due to costs related to process improvement initiatives, a $1.3 million restructuring charge for planned headcount reductions (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information) and increased administrative expenses.

                          STATUS OF RESTRUCTURING AND
                               ASSET IMPAIRMENTS

2004 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2004, the Company recognized a $12.4 million charge, primarily for the planned severance of 727 employees. The actions by segment are as follows:

- The Fluid Technology segment recorded $9.3 million for the planned termination of 80 employees, including 20 factory workers and 60 office workers. Other costs totaling $0.3 million were also recognized during the quarter.

- The Motion & Flow Control segment recognized $1.8 million for the planned termination of 43 employees, including 14 factory workers, 25 office workers and four management employees. The segment also recorded $0.1 million for outplacement.

- The Electronic Components segment recorded $0.9 million for the planned termination of 604 employees. The terminations include 17 office workers and 587 factory workers.

     As of December 31, 2004, the Company had made $2.5 million of payments attributable to the 2004 fourth quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the fourth quarter of 2004 are approximately $12 million during 2005 and approximately $57 million between 2006 and 2009. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     In addition to the restructuring actions announced during the fourth quarter, the Motion & Flow Control segment recognized $0.5 million of severance and employee benefit costs related to actions announced during the first quarter of 2003 and $0.1 million of outplacement related to actions announced in 2002. Electronic Components recognized an additional $0.5 million of severance related to actions announced during the first quarter of 2004 and an additional $0.1 million of moving costs related to actions announced in the third quarter of 2004.

     During the third quarter of 2004, the Company recognized a $5.5 million charge, primarily for the planned severance of 71 employees and movement of production. The actions by segment are as follows:

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

- The Electronic Components segment recorded $0.2 million for the planned termination of five employees. The terminations include four office workers and one management employee. The segment also recorded a $0.7 million charge primarily for costs associated with moving two product lines from Weinstadt, Germany to Shenzhen, China and one product line from Santa Ana, CA to Nogales, Mexico.

     As of December 31, 2004, the Company had made $4.5 million of payments attributable to the 2004 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the third quarter of 2004 are approximately $5 million during 2005 and approximately $22 million between 2006 and 2009. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     In addition to the restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.1 million of severance and employee benefit costs related to actions announced during the first quarter of 2003.

     During the second quarter of 2004, the Company recognized a $13.6 million charge, primarily for the planned severance of 418 employees and the recognition of lease cancellation costs. The actions by segment are as follows:

- The Electronic Components segment recorded $4.5 million of the charge for the recognition of lease cancellation costs. Severance of $0.9 million was recorded for the reduction of 328 employees. The terminations include 273 factory workers, 52 office workers and three management employees. The segment also recorded a $1.1 million charge for the disposal of machinery and equipment.

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

     As of December 31, 2004, the Company had made $4.5 million of payments attributable to the 2004 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future savings from the restructuring actions announced during the second quarter of 2004 are approximately $8 million during 2005, including $0.3 million of non-cash savings, and approximately $29 million between 2006 and 2009, including $0.6 million of non-cash savings. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     In addition to the restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $0.3 million of severance and employee benefit costs related to actions announced during the first quarter of 2003 and the Electronic Compo-nents segment recognized $0.3 million of severance and employee benefit costs related to actions announced during the first quarter of 2004 and $0.1 million of outplacement related to actions announced in 2003.
     During the first quarter of 2004, the Company recognized a $5.3 million charge, primarily for the planned severance of 103 employees. The actions by segment are as follows:

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

     As of December 31, 2004, the Company had made $5.5 million of payments attributable to the 2004 first quarter restructuring actions (including costs recognized in subsequent quarters related to first quarter 2004 actions). Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future savings from the restructuring actions announced during the first quarter of 2004 are approximately $6 million during 2005, including $0.1 million in non-cash savings, and $21 million between 2006 and 2009, including $0.4 million in non-cash savings. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     The following table displays a rollforward of the restructuring accruals for the 2004 restructuring programs (in millions):

                                     CASH CHARGES
                       ----------------------------------------
                                      LEASE
                       SEVERANCE   COMMITMENTS   OTHER   TOTAL
                       ---------   -----------   -----   ------
Establishment of 2004
  Plans..............   $ 28.6        $ 5.2      $ 2.2   $ 36.0
Payments.............    (14.5)        (0.7)      (1.8)   (17.0)
Reversals............     (0.2)          --         --     (0.2)
Translation..........      0.5           --         --      0.5
                        ------        -----      -----   ------
Balance
  December 31, 2004..   $ 14.4        $ 4.5      $ 0.4   $ 19.3
                        ======        =====      =====   ======

     During the third and fourth quarters of 2004, a total of $0.2 million of restructuring accruals related to 2004 restructuring actions were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions.

     During 2004, two facilities were closed, headcount was reduced by 632 persons and the Company experienced employee attrition, leaving a balance of 684 planned headcount reductions related to the 2004 restructuring plans.

2003 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The $15.3 million restructuring charge primarily reflects the planned severance of 296 employees. The actions by segment are as follows:

- The Electronic Components segment recorded $1.4 million of the charge for the planned termination of 127 employees, including 113 factory workers, ten office workers and four management employees.

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

     The projected future cash savings from the restructuring actions announced during the fourth quarter of 2003 are approximately $13 million during 2005 and $39 million between 2006 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

     During 2004, the Company had made $9.9 million of payments attributable to the 2003 fourth quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the restructuring actions announced during the fourth quarter, the Motion & Flow Control segment recognized $0.5 million of severance and employee benefit costs related to actions announced during the first quarter and the Electronic Components segment recognized $0.2 million of outplacement related to actions announced earlier in 2003.

     During the third quarter of 2003 the Company announced additional actions to reduce operating costs primarily through the reduction of headcount. The $2.6 million restructuring charge primarily reflects the planned severance of 71 employees. The actions by segment are as follows:

- The Electronic Components segment recorded $1.2 million of the charge for the planned termination of 39 employees, including 15 factory workers and 24 office workers. The segment also recorded a $0.1 million charge associated with the disposal of machinery and equipment.

- The Fluid Technology segment recognized a $0.5 million charge for the planned severance of 13 factory workers and 14 office workers. Lease and other costs represent $0.4 million of the charge.

- The Motion & Flow Control segment recorded a $0.4 million charge for the planned severance of one management employee and four office workers.

     The projected future cash savings from the restructuring actions announced during the third quarter of 2003 are approximately $4 million during 2005 and $11 million between 2006 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During 2004, the Company had made $0.6 million of payments attributable to the 2003 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.2 million of severance and employee benefit costs related to actions announced during the first quarter.

     During the second quarter of 2003 the Company continued its program to reduce structural costs and increase profitability. Restructuring actions totaling $4.4 million were announced during the period. The charge primarily reflected the planned severance of 143 employees and the cancellation of an operating lease. The actions by segment are as follows:

- The Electronic Components segment comprises $2.4 million of the charge and the actions taken at this segment include the planned termination of five management employees, 19 factory workers and 67 office workers.

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

     The projected future cash savings from the restructuring actions announced during the second quarter of 2003 are approximately $7 million during 2005 and $22 million between 2006 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     During 2004, the Company had made $0.6 million of payments attributable to the 2003 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     In addition to the restructuring actions announced during the second quarter, the Motion & Flow Control segment recognized $1.2 million of severance and employee benefit costs related to actions announced during the first quarter.

     During the first quarter of 2003 the Company recorded an $8.9 million restructuring charge primarily for the planned severance of 461 persons. Severance of $8.2 million represents the majority of the charge. The actions by segment are as follows:

- The Electronic Components segment recorded $6.7 million of the charge for the planned termination of 222 persons, comprised of 98 office workers, 116 factory workers and eight management employees. Idle facility costs of $0.3 million and asset disposal costs of $0.4 million were also reflected in the charge. The actions were prompted by management's projections of continued weakness in certain businesses.

- Corporate Headquarters recorded $1.1 million of the charge for the consolidation of administrative tasks, including the planned termination of two management employees.

- The Motion & Flow Control segment recorded $0.4 million of the charge for the planned termination of 237 employees, comprised of 21 office workers and 216 factory workers. The charge relates to the closure of a manufacturing facility in Arkansas. The actions were completed during 2003 and 2004 and the total estimated charge of approximately $2.6 million was recognized ratably over the restructuring period as the terminations became effective. Management deemed the restructuring actions necessary to address the anticipated loss of certain platforms during the second half of 2003.

     During 2004, the Company had made $2.9 million of payments attributable to the 2003 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2003 are approximately $9 million during 2005 and $28 million between 2006 and 2008. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     The following table displays a rollforward of the restructuring accruals for the 2003 restructuring programs (in millions):

                                                                   CASH CHARGES
                                                     ----------------------------------------
                                                                    LEASE
                                                     SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                     ---------   -----------   -----   ------
Establishment of 2003 Plans........................   $ 30.1        $ 1.2      $ 1.2   $ 32.5
Payments...........................................    (12.1)          --       (0.9)   (13.0)
Reversals..........................................     (3.4)          --         --     (3.4)
Translation........................................      0.2           --         --      0.2
                                                      ------        -----      -----   ------
Balance December 31, 2003..........................   $ 14.8        $ 1.2      $ 0.3   $ 16.3
                                                      ------        -----      -----   ------
Additional charges.................................      0.7           --        0.3      1.0
Payments...........................................    (13.3)        (0.2)      (0.5)   (14.0)
Reversals..........................................     (0.3)          --         --     (0.3)
Translation........................................     (0.3)          --         --     (0.3)
                                                      ------        -----      -----   ------
Balance December 31, 2004..........................   $  1.6        $ 1.0      $ 0.1   $  2.7
                                                      ======        =====      =====   ======

     During 2004, $0.3 million of restructuring accruals related to 2003 programs were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals primarily reflect lower than anticipated severance costs on completed actions due to favorable employee attrition at the Electronic Components segment.

     During the second half of 2003, $3.4 million of restructuring accruals related to 2003 programs were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals primarily reflect lower than anticipated severance costs on completed actions and favorable employee attrition at the Electronic Components segment.

Additionally, certain actions were not completed as they were no longer deemed feasible. The Company also reversed other non-cash charges totaling $0.2 million.

     During 2004, headcount was reduced by 189 persons and the Company experienced employee attrition, completing the planned reductions related to the 2003 restructuring plans. In addition, the final facility related to 2003 restructuring plans was closed during 2004.

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

                                                                       CASH CHARGES
                                                         ----------------------------------------
                                                                        LEASE
                                                                      PAYMENTS/
                                                         SEVERANCE   TERMINATIONS   OTHER   TOTAL
                                                         ---------   ------------   -----   -----
Fluid Technology.......................................    $5.4          $0.4       $0.2    $6.0
Motion & Flow Control..................................     2.5            --        0.5     3.0
Electronic Components..................................     0.6            --         --     0.6
                                                           ----          ----       ----    ----
Total 2002 Charges.....................................    $8.5          $0.4       $0.7    $9.6
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

     The following table displays a rollforward of the restructuring accruals for the 2002 restructuring program (in millions):

                                                                   CASH CHARGES
                                                      ---------------------------------------
                                                                     LEASE
                                                      SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                      ---------   -----------   -----   -----
Establishment of 2002 Plan..........................    $ 8.5        $ 0.4      $ 0.7   $ 9.6
Payments............................................     (0.9)          --         --    (0.9)
                                                        -----        -----      -----   -----
Balance December 31, 2002...........................    $ 7.6        $ 0.4      $ 0.7   $ 8.7
                                                        -----        -----      -----   -----
Payments............................................     (5.9)        (0.2)      (0.6)   (6.7)
Reversals...........................................       --           --       (0.1)   (0.1)
Translation.........................................      0.1           --         --     0.1
                                                        -----        -----      -----   -----
Balance December 31, 2003...........................    $ 1.8        $ 0.2      $  --   $ 2.0
                                                        -----        -----      -----   -----
Additional charges..................................       --           --        0.1     0.1
Payments............................................     (1.4)        (0.2)      (0.1)   (1.7)
Reversals...........................................     (0.2)          --         --    (0.2)
                                                        -----        -----      -----   -----
Balance December 31, 2004...........................    $ 0.2        $  --      $  --   $ 0.2
                                                        =====        =====      =====   =====

     During 2004, the Company reduced headcount by 12 and experienced employee attrition, leaving a balance of one planned headcount reduction. Some severance run-off payments will occur in 2005. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The remaining projected future cash savings from the 2002 restructuring plan are approximately $12 million in 2005 and approximately $23 million for 2006 and 2007. The savings represents lower salary and wage expenditures and decreased facility operating costs. The impact will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses." Actual savings approximated plan in 2004, 2003 and 2002.

2001 RESTRUCTURING ACTIVITIES

     On December 14, 2001, the Company announced a restructuring program to reduce structural costs and improve profitability whereby the Company recorded a charge of $82.9 million related to the closure of five facilities, the discontinuance of 21 products (10 in the Switch product group and 11 in the Connectors group), the severance of 3,386 persons and other asset impairments. The cash portion of the charge of $60.6 million primarily relates to severance and lease termination costs. The non-cash portion of the charge of $22.3 million primarily relates to machinery and equipment that became impaired as a result of the announced plans. All of the actions contemplated under the 2001 plan were substantially completed in 2003.

     Also in the fourth quarter of 2001, the Company recorded asset impairments amounting to $14.4 million for machinery and equipment and a cost based investment. These assets were written down to their fair values based on management's projections of the individual future cash flows to be generated by each of the assets. These assets were reviewed for impairment in the fourth quarter of 2001, because at that time business events indicated that the carrying amounts of the assets may not be recovered. Management deemed the market decline experienced in 2001 for certain products to be other than temporary and recognized that there exists significant pricing pressure in the Electronic Components segment that is expected to continue.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2002 to December 31, 2004 (in thousands):

AUTOMOTIVE DISCONTINUED      BEGINNING BALANCE     2002        2002            2002         ENDING BALANCE
OPERATIONS ACCRUALS           JANUARY 1, 2002    SPENDING   SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 2002
-----------------------      -----------------   --------   -----------   --------------   -----------------
Other Deferred
  Liabilities..............      $    807        $   (46)      $  --         $    --           $    761
Accrued Expenses...........         9,500           (909)         --          12,007             20,598
Environmental..............        14,612            (75)         --              --             14,537
Income Tax.................       154,151             --          --              --            154,151
                                 --------        -------       -----         -------           --------
Total......................      $179,070        $(1,030)      $  --         $12,007           $190,047
                                 ========        =======       =====         =======           ========

AUTOMOTIVE DISCONTINUED      BEGINNING BALANCE     2003        2003            2003         ENDING BALANCE
OPERATIONS ACCRUALS           JANUARY 1, 2003    SPENDING   SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 2003
-----------------------      -----------------   --------   -----------   --------------   -----------------
Other Deferred
  Liabilities..............      $    761        $    --       $  --         $  (761)          $     --
Accrued Expenses...........        20,598         (1,668)         --          (1,244)            17,686
Environmental..............        14,537            (94)         --            (195)            14,248
Income Tax.................       154,151             --          --              --            154,151
                                 --------        -------       -----         -------           --------
Total......................      $190,047        $(1,762)      $  --         $(2,200)          $186,085
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

AUTOMOTIVE DISCONTINUED      BEGINNING BALANCE     2004        2004            2004         ENDING BALANCE
OPERATIONS ACCRUALS           JANUARY 1, 2004    SPENDING   SETTLEMENTS   OTHER ACTIVITY   DECEMBER 31, 2004
-----------------------      -----------------   --------   -----------   --------------   -----------------
Other Deferred
  Liabilities..............      $     --          $ --        $  --          $   --           $     --
Accrued Expenses...........        17,686            (7)          --           2,691             20,370
Environmental..............        14,248           (92)          --              --             14,156
Income Tax.................       154,151            --           --              --            154,151
                                 --------          ----        -----          ------           --------
Total......................      $186,085          $(99)       $  --          $2,691           $188,677
                                 ========          ====        =====          ======           ========

     At December 31, 2004, the Company has automotive discontinued operations accruals of $188.7 million that primarily relate to the following: taxes $154.1 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $7.8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.2 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $12.6 million -- for workers compensation issues which are recorded in Accrued Expenses. In 2004, the Company made immaterial payments for matters attributable to the automotive discontinued operations. The Company expects that it will settle $154.1 million of tax obligations in late 2005. The Company projects that it will spend between $1.0 million and $4.0 million in 2005 related to its other remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW OVERVIEW:

     The Company generated $528.6 million of cash from operating activities during 2004. Net income generated from continuing operations plus depreciation and amortization contributed approximately $636.1 million of cash flow. The deferral of tax payments of $102.4 million and increases in accounts payable and accrued expenses of $16.9 million, were also positive contributors of cash. Increases in accounts receivable and inventory of $21.8 million and $80.3 million, respectively, reflecting increased sales volume, partially offset the cash generated from operations. Cash from operating activities during 2004 also reflects a $100.0 million pre-funding of pension obligations.

     The Company used cash generated from operating activities, additional debt financing of $674.5 million, cash received from exercised stock options of $76.8 million and cash on hand to fund $1,010.0 million of strategic acquisitions, $165.1 million of capital expenditures, and the reduction of debt of $68.7 million. Additionally, $159.6 million was used to repurchase the Company's common stock and $61.8 million was used for dividend payments.

     The Company projects cash from operating activities to be between $575.0 million and $625.0 million for 2005.

  CASH FLOWS: COMPARISON OF 2004 TO 2003

     Cash provided by operating activities during 2004 was $528.6 million, or a $51.1 million decrease from 2003. The decrease is primarily attributable to tax payments of $70.1 million in 2004 (versus $26.6 million of tax receipts in 2003) and increased inventory levels. A $100.0 million prepaid pension contribution in 2004 compared to a $200.0 million prepaid pension contribution in 2003 and reduced cash outflows from accounts receivable, partially offset these declines in cash provided from operations.

  CONTRACTUAL OBLIGATIONS:
     The Company's commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2004 (in millions):

                                                               PAYMENTS DUE BY PERIOD
                                                    ---------------------------------------------
                                                    LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS                   TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------                  --------   ---------   ---------   ---------   ---------
Long-Term Debt (1).....................  $  493.3    $ 13.1      $ 21.3      $ 34.1      $424.8
Operating Leases (2)...................     505.1      88.7       134.6        87.8       194.0
Purchase Obligations (3)...............     441.7     301.4       137.7         2.6          --
Other Long-Term Obligations Reflected
  on Balance Sheet (4).................     104.9      10.8        21.8        20.7        51.6
                                         --------    ------      ------      ------      ------
Total..................................  $1,545.0    $414.0      $315.4      $145.2      $670.4
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

(4) Other long-term liabilities primarily consists of estimated environmental payments. The Company estimates, based on historical experience, that it will spend between $8.0 million and $11.0 million per year on environmental investigation and remediation of its approximately 80 sites. The Company is contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2004, the Company has calculated a best estimate to remediate ground water and soil of $98.0 million and has recorded an accrual that approximates the estimate.

  STATUS OF RESTRUCTURING ACTIVITIES:

     Restructuring payments during 2004 totaled $33.6 million and were comprised of $17.0 million of expenditures for the 2004 plans and $16.6 million of expenditures for the 2003, 2002 and 2001 restructuring plans. All future payments are projected to be paid with future cash from operating activities supplemented, as required, by commercial paper borrowings.

  ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT:

     Capital expenditures during 2004 were $165.1 million, an increase of $11.8 million from 2003. The increase primarily reflects increased investments by the Defense Electronic & Services and Motion & Flow Control segments.

  ACQUISITIONS:

  2004 ACQUISITIONS

     On August 13, 2004, the Company purchased all of the Remote Sensing Systems business ("RSS") for $736.9 million in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services. Management believes that the acquisition of RSS will enhance the Company's competitive position in the space payload and service product offering industry and create a full spectrum provider with the latest visible and infrared satellite imaging technology in the remote sensing market.

     The excess of the purchase price of RSS over the fair value of net assets acquired of $597.6 million was recorded as goodwill and is deductible for tax purposes. The entire goodwill balance is reflected in the Defense Electronics & Services segment.

     The Company has preliminarily assigned values to the assets and liabilities of RSS; however, the allocation is subject to further refinement.

     The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition. The purchase price allocations were based on preliminary data and changes are expected as evaluations of items, such as employee benefit obligations, are finalized and additional data becomes available.

             AT AUGUST 13, 2004
             ------------------                (IN MILLIONS)
Current assets...............................     $ 97.5
Plant, property and equipment................       64.0
Goodwill.....................................      597.6
Intangibles..................................      124.9
Other assets.................................       24.4
                                                  ------
Total assets acquired........................      908.4
                                                  ------
Current liabilities..........................       63.7
Deferred liabilities.........................      107.8
                                                  ------
Total liabilities............................      171.5
                                                  ------
Net assets acquired..........................     $736.9
                                                  ======

     The $124.9 million of intangible assets is comprised of $120.0 million of customer relationships (amortized over 16 years), $3.4 million of maintenance contracts (amortized over 15 years) and $1.5 million of product software (amortized over 12 years).

     The Company also spent $273.1 million on additional 2004 acquisitions that it does not believe are material individually or in the aggregate to its results of operations or financial condition. These acquisitions include:

- WEDECO AG Water Technology ("WEDECO"), the world's largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment.

- Allen Osborne Associates, Inc. ("AOA"), a leader in the development of global positioning system receivers for both portable and fixed sites.

- Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd. ("Hengtong"), a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.

- Cleghorn Waring and Co. ("(Pumps) Limited"), a distributor of pumps and marine products.

     The excess of the purchase price over the fair value of net assets acquired in these transactions of $247.0 million was recorded as goodwill, of which $240.1 million, $3.5 million and $3.4 million are reflected in the Fluid Technology, Defense Electronics & Services and Motion & Flow Control segments, respectively. Additionally, the purchase price allocations for the 2004 acquisitions were based on preliminary data and changes are expected as evaluations are finalized and additional information becomes available.

     Intangibles assets relating to the acquisitions of WEDECO and AOA, totaled $56.2 million. This amount includes $25.4 million of proprietary technology and other (amortized over 15 years), $18.8 million of customer relationships (amortized over 10 years), and $12 million of tradenames.

     The Company also finalized purchase price allocations related to its 2003 acquisitions, which resulted in an increase in goodwill of $1.5 million.

  PRO FORMA RESULTS

     The following unaudited pro forma financial information presents the combined results of operations of the Company and RSS as if RSS was acquired on January 1, 2004 and 2003. The pro forma results presented below for 2004 combine the results of the Company for 2004 and the historical results of RSS from January 1, 2004 to August 12, 2004. The pro forma results presented for 2003 combine the results of the Company for 2003 and the historical results of RSS for the comparable period. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations that would have been reported had RSS been acquired as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations. Pro forma adjustments are tax effected at the Company's effective tax rate.

                           2004       2003
                         --------   --------
                            (IN MILLIONS)
Sales and Revenues.....  $7,075.6   $6,035.5
                         --------   --------
Net Income.............  $  436.0   $  418.8
                         --------   --------
Diluted earnings per
  share................  $   4.62   $   4.45
                         --------   --------

  2003 ACQUISITIONS

     During 2003, the Company spent $46.2 million primarily for the acquisition of two entities, one in the Electronic Components segment and one in the Fluid Technology segment. The excess of the purchase price over the fair values of net assets acquired of $30.5 million was recorded as goodwill, of which $5.6 million was tax deductible. The Electronic Components segment was assigned $24.0 million of the goodwill balance and the Fluid Technology and Motion & Flow Control segments were assigned $5.4 million and $1.1 million, respectively. All of the acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company are included in the Consolidated Income Statement from the date of acquisition. The Company does not believe the acquisitions are material individually or in the aggregate to its results of operation or financial condition; however, the larger of the acquisitions were as follows:

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

     Additionally, in 2003, the Company finalized purchase price allocations related to its 2002 acquisitions, which resulted in a decrease in goodwill of $5.1 million.

  2002 ACQUISITIONS

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

     The Company recognized $117.2 million of goodwill from these acquisitions, of which approximately $69 million was tax deductible. The Fluid Technology segment was assigned $116.6 million of goodwill and the Defense Electronics & Services segment was assigned the remaining $0.6 million.

     In addition, in 2002, the Company finalized purchase price allocations associated with a 2001 acquisition which reduced goodwill by $9.2 million.

  SALE OF INVESTMENTS:

     In December 2004, the Company sold its interest in Mesh Networks, Inc., a technology company in the wireless telecommunications market for $31.2 million, of which $24.9 million was received in cash and $6.3 million was placed in escrow.

     During 2003, the Company sold substantially all its investment in a defense related business (DigitalGlobe Inc.) for $43.5 million.

  DIVESTITURES:

     During 2004, the Company generated $7.4 million from the sale of plant, property and equipment primarily by the Electronic Components and Fluid Technology segments.

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

  SHARE REPURCHASE:

     In 2004, 2003, and 2002, 2.0 million, 1.0 million and 0.7 million shares, respectively, were repurchased to offset the dilutive effect of exercised stock options.

  DEBT AND CREDIT FACILITIES:

     Debt at December 31, 2004 was $1.3 billion, compared with $602.4 million at December 31, 2003. The change in debt levels primarily reflects the Company's utilization of debt to partially fund 2004 acquisitions. Cash and cash equivalents were $262.9 million at December 31, 2004, compared to $414.2 million at December 31, 2003.

     In December 2004, the Company recorded a $120.0 million obligation associated with a ten year agreement with a major financial institution-involving the sale and the subsequent leasing back of certain properties. Under the terms of the agreement, the Company is required to make annual payments of principal and interest. At the end of the agreement, the Company has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt.

     In March 2004, the Company entered into a revolving credit agreement, which expires in March 2005, with five domestic and foreign banks providing aggregate commitments of $400 million. The Company also maintains a revolving credit agreement, which expires in November 2005, with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread, which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.75 times. At December 31, 2004, the Company's coverage ratio was well in excess of the minimum requirements. The commitment fee on the revolving credit agreements is .125% of the total commitment. The revolving credit agreements serve as backup for the commercial paper program. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.4 billion in the aggregate outstanding at any time. At December 31, 2004 commercial paper borrowings were $696.3 million.

STATUS OF AUTOMOTIVE DISCONTINUED OPERATIONS:

     In 2004, the Company made immaterial payments for matters attributable to its automotive discontinued operations. Tax obligations of $154.1 million are expected to be resolved in 2005. In addition, the Company projects between $1.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations, supplemented as required, with commercial paper borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

  GUARANTEES & INDEMNITIES:

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700 million. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of that business, including:
Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified

Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680.0 million. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2004, the Company has an accrual of $7.8 million, which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930 million. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950.0 million. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2004, the Company has an accrual of $14.2 million, which is its best estimate of the potential exposure.

     Since its incorporation in 1920, the Company has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. The Company does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. The Company has separately discussed material indemnities provided within the last nine years.

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company has been released from its obligation to perform under both of these guarantees in the third quarter of 2004. The third guarantee is a performance bond in the amount of $10.0 million in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0 million. At December 31, 2004, the Company has an accrual related to the expansion of a bridge in the amount of $10.0 million.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8 million, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2004, the Company does not believe that a loss contingency is probable, and, therefore does not have an accrual recorded in its financial statements.

     The Company has a number of individually immaterial guarantees outstanding at December 31, 2004, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

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

     To manage exposure to interest rate movements and to reduce its borrowing costs, the Company has borrowed in several currencies and from various sources. The Company has several fixed to floating interest rate swap agreements for a notional amount of $335.8 million. As a result of the swaps, the interest expense on substantially all of the Company's long-term debt is calculated on a variable, rather than fixed rate, basis. Terms of the agreements match the terms of the fixed debt and reference the three-month LIBOR. The carrying value of these swaps at December 31, 2004 and 2003 was $84.9 million and $81.6 million, respectively, including $3.3 million and $4.0 million of accrued interest, respectively.

     At December 31, 2004 and 2003, the Company's short-term and long-term debt obligations totaled $1,272.0 million and $602.4 million, respectively. In addition, the Company's cash balances at December 31, 2004 and 2003 were $262.9 million and $414.2 million, respectively. Based on these positions, and the Company's overall exposure to interest rates, changes of 24 and 13 basis points (equivalent to 10% of the Company's weighted average short-term interest rates, including the rates associated with the Company's interest rate swaps, at December 31, 2004 and 2003, respectively) on the Company's cash and marketable securities and on its floating rate debt obligations and related interest rate derivatives would have a $1.9 million and $0.1 million effect on the Company's pretax earnings for the years ended December 31, 2004 and 2003, respectively. Increases of 48 and 74 basis points in long-term interest rates (equivalent to 10% of the Company's weighted average long-term interest rates at December 31, 2004 and 2003, respectively) would have a $3.4 million and $0.6 million reduction in the fair value of the Company's fixed rate debt as of December 31, 2004 and 2003, respectively.

     The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company has utilized foreign currency denominated derivative instruments to selectively hedge certain transactions in foreign countries. During 2004, the Company's largest exposures to foreign exchange rates existed primarily with the Euro, Swedish Krona, and British Pound against the U.S. Dollar. At December 31, 2004, the Company had eight foreign currency derivative contracts outstanding for a total notional amount of $93.3 million. A 10% depreciation of the Euro against all other currencies related to the Company's foreign currency derivatives, held as of December 31, 2004, would cause a net reduction of $0.5 million of the fair value of such instruments. During 2003, the Company's largest exposures to foreign exchange rates existed primarily with the Euro, Swedish Krona, and British Pound against the U.S. Dollar. At December 31, 2003, the Company had seven foreign currency derivative contracts outstanding for a total notional amount of $81.1 million. A 10% depreciation of the Euro against all other currencies related to the Company's foreign currency derivatives, held as of December 31, 2003, would cause a net reduction of $2.5 million of the fair value of such instruments. The Company uses derivative instruments to hedge exposures and, as such, the quantification of the Company's market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company's underlying investment and transactional positions.

INCOME TAXES

  FOREIGN TAX CREDITS:

     As a global company, the Company makes provisions for, and pays taxes in, numerous jurisdictions, some of which impose income taxes in excess of equivalent U.S. domestic rates. Credit for such taxes is generally available under U.S. tax laws when earnings are remitted, or deemed to be remitted, to the United States. The Company expects to utilize all credits generated through December 31, 2004 for income taxes paid in foreign jurisdictions that currently do not have a valuation allowance.

  DEFERRED TAX ASSETS:

     The Company had net deferred tax assets of $216.0 million and $334.9 million at December 31, 2004 and 2003, respectively. The deferred tax assets for both periods are composed of U.S., foreign, state and local deferred tax assets. These net deferred tax assets arise from temporary differences between assets and liabilities for financial reporting and tax purposes and primarily relate to the timing of accrual payments, employee benefits, and accelerated depreciation. It is management's expectation that the Company will have sufficient future taxable income from continuing operations to utilize its deductible temporary differences for which a valuation allowance has not been established.

     As of December 31, 2004, a valuation allowance of approximately $43.9 million exists for deferred income tax benefits related to certain U.S. subsidiary loss carryforwards and certain foreign tax credits that may not be realized.

     The Company expects to settle $154.1 million in tax obligations that relate to the reorganization and disposition of its automotive businesses in 1998, as part of the current IRS examination of the Company's federal consolidated tax returns for the years ended December 31, 1998 through December 31, 2000. As of December 31, 2004, the Company believes the accrual for income taxes payable is sufficient to cover potential liabilities arising from these examinations.

     In addition, the Company has contingent tax obligations in other jurisdictions related to the 1998 dispositions and reorganizations of approximately $85.0 million. The Company has determined that payment of this amount is unlikely.

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

  ENVIRONMENTAL:

     Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At December 31, 2004, the Company's best estimate is $98.0 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $72.9 million and the high range estimate is $160.8 million. On an annual basis the Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of approximately 80 sites, including certain instances where it is considered to be a potentially responsible party by the EPA or similar state agency.

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

  EMPLOYEE BENEFIT PLANS:

     The Company sponsors numerous employee pension and welfare benefit plans. The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates (some of which are disclosed in Note 19, "Employee Benefit Plans," within the Notes to Consolidated Financial Statements), and other factors.

  Key Assumptions:

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

     Based on the approach described above, the Company estimates the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, the Company's actual geometric average annual return on plan assets for domestic pension plans stood at 12.1%,11.2%, 12.6% and 12.7%, for the past 10, 15, 20, and 25 year periods, respectively. The Company's weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2004, is 8.89%.

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

     At December 31, 2004, the Company lowered the discount rate on most of its domestic pension plans, which represent about 90% of the Company's total pension obligations, from 6.25% to 6.00%. The Company's weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2004, is 5.94%. Also, at December 31, 2004, the Company lowered the discount rate on its postretirement welfare plans from 6.25% to 5.75% and increased the medical trend rate for 2005 to 10% decreasing ratably to 5% in 2010.

     At December 31, 2003, the Company also lowered its expected rate of future compensation increases for its domestic plan participants to 4.5%, from 5.0%, based on recent historical experience and expectations for future economic conditions.

ASSUMPTION                                2004    2003
----------                                ----    ----
Long-Term Rate of Return on Assets at
  Dec. 31...............................  8.89%   8.86%
Discount Rate used to determine benefit
  obligation at Dec. 31.................  5.94%   6.18%
Discount Rate used to determine net
  periodic benefit cost.................  6.18%   6.44%
Rate of future compensation increase
  used to determine benefit obligation
  at Dec. 31............................  4.41%   4.42%

     Management develops each assumption using relevant Company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

  Pension Plan Accounting and Information:

     With respect to its qualified U.S. defined benefit pension plans and one of its retiree medical plans, the Company has set up a U.S. Master Trust to pay future benefits to eligible retirees and dependents.

     The Company's strategic asset allocation target for its U.S. domestic plans apportions 70% of all assets to equity instruments and the remaining 30% to fixed income instruments. At December 31, 2004, the Company's actual asset allocation was 66.2% in equity instruments, 16.4% in fixed income instruments and

9.9% in hedge funds, with the remainder in cash and other.

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

                               2004   2003   2002    2001   2000
                               ----   ----   -----   ----   ----
Expected Return on Assets....  9.00%  9.00%   9.75%  9.75%  9.75%
Actual Return on Assets......  15.2%  27.5%  (11.4)% (4.0)% (0.7)%

     The Company's Defense Electronics & Services segment represents approximately 60% of the active U.S. Salaried Plan participants. As a result, the Company has sought and will continue to seek reimbursement from the Department of Defense for a portion of its pension costs, in accordance with government regulations. U.S. Government Cost Accounting Standards (CAS) govern the extent to which pension costs are allocable to and recoverable under contracts with the U.S. Government. Reimbursements of pension costs are made over time through the pricing of the Company's products and services on U.S. Government contracts, and therefore, are recognized in the Defense Electronics & Services segment's net sales.

     Funding requirements under IRS rules are a major consideration in making contributions to our pension plan. With respect to its qualified pension plans, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. The Company contributed $120.1 million to the U.S. Master Trust in 2004, and an additional $102.4 million in the first quarter of 2005. As a result, the Company will not face material minimum required contributions to its U.S. Salaried Plan in 2005 and 2006, under current IRS contribution rules. Furthermore, we currently estimate that we will not make significant additional contributions to the Company's U.S. Salaried Pension Plan during the remainder of 2005.

     Assuming that current IRS contribution rules continue to apply in the future, and barring major disruptions in the equity and bond markets, the Company estimates that it will not be required to make mandatory contributions in the 2006 to 2007 timeframe.

  Funded Status:

     Funded status is derived by subtracting the value of the projected benefit obligations at December 31, 2004 from the end of year fair value of plan assets. The Company's U.S. Salaried Pension Plan represents approximately 80% of the Company's total pension obligation, and therefore the funded status of the U.S. Salaried Pension Plan has a considerable impact on the overall funded status of the Company's pension plans.

     During 2004, the Company's U.S. Salaried Pension Plan assets grew by $575.4 million to $3,564.6 million at the end of 2004. This increase primarily reflected return on assets of $474.3 million, Company contributions of $100.0 million and the addition of $235.0 million in assets as a result of the acquisition of RSS, offset by payments to plan beneficiaries of $233.6 million.

     Also during 2004, the projected benefit obligation for the U.S. Salaried Pension Plan increased by $458.2 million to $3,907.6 million. The increase included the $126.4 million impact of a 25 basis point decline in the discount rate at year-end and the assumption of $260.0 million in liabilities as part of the acquisition of RSS. As a result, the funded status for the Company's U.S. Salaried Plan improved by $116.6 million to $(343.0) million at the end of 2004. Funded status for the Company's total pension obligations, including foreign and affiliate plans, improved by $105.5 million to $(754.9) million at the end of 2004.

     Funded status at the end of 2005 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis point change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan, which represents about 80% of the Company's pension obligations, by approximately $126 million. Similarly, every five percentage point change in the actual 2005 rate of return on assets impacts the same plan by approximately $178 million.

  Minimum Pension Liability:

     SFAS No. 87 "Employers' Accounting for Pensions," ("SFAS No. 87"), requires that a minimum pension liability be recorded if a plan's market value of assets falls below the plan's accumulated benefit obligation.

     In 2002, the combination of a decline in the discount rate and a decline in assets caused several of the Company's plans to be in a deficit position. Accordingly, during 2002, the Company recorded a total after-tax reduction of $765.5 million to its shareholders' equity. As a result of the improved financial markets in 2003 and 2004, the Company recorded total after-tax increases to its shareholders' equity of $182.5 and $81.8 million at year-end 2003, and 2004, respectively. It is important to note that these actions did not cause a default in any of the Company's debt covenants.

     Future recognition or reversal of additional minimum pension liabilities will depend primarily on the rate of return on assets and the prevailing discount rate.

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

     The Company recorded $62.1 million of net periodic pension cost ($65.4 million after considering the effects of curtailment losses and settlements) into its Consolidated Income Statement in 2004, compared with pension cost of $33.0 million ($35.4 million including curtailments) in 2003. The 2004 net periodic pension cost reflected benefit service cost of $87.9 million and interest cost on accrued benefits of $267.9 million, offset by the expected return on plan assets of $344.2 million. In addition, the 2004 pension expense included $43.3 million of amortization of past losses, up from $23.5 million in 2003. The primary drivers behind the increase in the net periodic pension cost were the effect of the change in the discount rate, the increase in amortization of past losses in 2004 and the inclusion of RSS in the cost from the date of acquisition.

     In 2005, the Company expects to incur approximately $93.0 million of pension expense that will be recorded into its Consolidated Income Statement. The increase in pension expense is primarily due to the effect of the change in discount rate, higher amortization of past losses and the full year impact of the RSS acquisition.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at December 31, 2004 and 2003 was $40.3 million and $34.3 million, respectively. See Note 22, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Financial Statements for additional details.

ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment (SFAS 123R)" which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost. The provisions of SFAS No. 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. SFAS No. 123R is effective for the Company July 1, 2005. The adoption of this statement will not have a material impact on the Company's financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised December 2003) "Employers' Disclosures About Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). This revised pronouncement retains the disclosure requirements of SFAS No. 132. Additionally, the pronouncement requires additional disclosures regarding the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods for defined benefit pension plans and other defined benefit post retirement plans. The Company adopted this pronouncement effective December 31, 2003. Adoption did not have a material impact on the financial statements of the Company.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002 and continues to account for its plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company did not have any financial instruments that met the provisions of SFAS No. 150; therefore, the adoption of this statement did not have a material effect on the Company's financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. This interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 22, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Financial Statements, for additional information. The adoption of this interpretation did not have a material effect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 were applicable to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before January 31, 2003, the provisions were effective December 31, 2003. The Company did not create or obtain any variable interest entities during 2003. The Company elected early adoption of the provisions of FIN 46 related to variable interest entities created prior to January 31, 2003 as of July 1, 2003. The adoption of this interpretation did not have a material effect on the Company's financial statements. In December 2003, the FASB issued a revision to FIN 46; however, it had no impact on the Company's adoption.

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The Company adopted this pronouncement effective July 1, 2004, but was unable to conclude whether benefits of its plans are actuarially equivalent based on the proposed regulations released in August 2004. Currently, the Company is analyzing the effect of the Medicare Modernization Act on the Company's plans based on the final regulations issued at the end of January 2005 and has not taken any action at this time to reflect the Medicare changes. In addition, it was assumed that the adoption of this pronouncement did not affect demographic factors used to determine plan assets and obligations at December 31, 2004, the Company's measurement date. See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements, for discussion of postretirement benefits.

     In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP 109-1")." The American Jobs Creation Act of 2004 (the "AJCA") provides for a tax relief for U.S. domestic manufacturers. FSP 109-1 states that tax benefit should be recorded in the year in which it can be taken in the Company's tax return rather than reflecting a deferred tax asset in the period the AJCA was enacted. FSP 109-1 was effective upon issuance. Adoption of FSP will not have a material effect on the Company's financial statements.

     In December 2004, the FASB issued FSP 109-2, "Accounting Disclosures Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 ("FSP 109-2")." The Foreign Earnings Repatriation Provision Within the Act (the "Provision") provides a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP 109-2 states that a company should recognize the income tax effect related to the Provision when it decides on a plan for reinvestment or repatriation of foreign earnings. At this time, the Company does not expect to elect to apply this provision of the AJCA.

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

  2005 OUTLOOK:

     Revenue growth in the Defense Electronics & Services segment is expected to improve 14% to 18% over 2004 revenues, driven by higher service revenue, reflecting a broader range of offerings/capabilities, and the acquisition of RSS. The Fluid Technology segment expects revenue growth of 2% to 6% above 2004 revenue levels due to continued growth in the water/wastewater business and contributions from WEDECO. Revenue from the introduction of new products is expected to increase results in the Electronic Components segment. Revenue growth in Motion & Flow Control's leisure marine business, resulting from new products, and expansion into the U.S. by friction products, are expected to partially offset platform losses in the automotive tubing business.

     Operating income is projected to increase between 12% and 22% in 2005 due to the revenue growth discussed above. Segment operating margin is projected to increase between approximately 70 and 110 basis points over 2004 due to the benefits of 2004 process improvement initiatives and pruning of lower margin products.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under "Executive Summary," "Liquidity and Capital Resources," "Market Risk Exposures," "Critical Accounting Policies," "Risks and Uncertainties" and "2005 Outlook"), that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by the Company with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; foreign currency exchange rates; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions and divestitures and to effect cost reduction programs; and various other factors referenced in this Management's Discussion and Analysis. In some areas the availability of energy sources may affect our production processes or customer demand for our products or services. In addition to these factors, our business segments may be affected by the more specific factors referred to below.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Attached as exhibits to the Form 10-K are certifications of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 ("Act"), as amended. This section includes information concerning controls and controls evaluation referred to in the certifications. Part IV of this Form 10-K contains the report of Deloitte & Touche LLP ("Deloitte & Touche"), our independent registered public accounting firm, regarding the audit of the Company's internal control over financial reporting and of management's assessment of internal control over financial reporting set forth below. This section should be read in conjunction with the certifications and the Deloitte & Touche report.

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. On the basis of this review, management, including the CEO and the CFO, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed in our reports filed under the Act is assembled, recorded, processed, summarized and reported within the time periods specified in the SEC's forms and reports, and to ensure that information required to be disclosed in the reports submitted under the Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

     In 2002, the Company established a Disclosure Committee with responsibility for considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly, reports to the General Counsel and the CFO and assists the CEO and the CFO in designing, establishing, reviewing and evaluating the Company's disclosure controls and procedures.

  MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, (iv) and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

     Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

     Based on this assessment, management determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche, our independent registered public accounting firm, as stated in their report which is included herein.

     The Company completed two material transactions in 2004 that were excluded from management's report on internal controls over financial reporting. Remote Sensing System (RSS) was acquired on August 13, 2004 and WEDECO AG Water Technology (WEDECO) was acquired on January 19, 2004. The combined financial statements of RSS and WEDECO reflect total assets and revenues which constitute 17.7% and 4.8%, respectively, of the related consolidated financial statement accounts as of and for the year ended December 31, 2004.

  INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

     The Company's management, including the CEO and the CFO, does not expect that our disclosure controls and procedures, because of inherent limitations, will prevent or detect all error and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ITT Industries, Inc.
White Plains, New York

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that ITT Industries, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at WEDECO AG Water Technology ("WEDECO") and Remote Sensing Systems ("RSS"), which were acquired on January 19, 2004 and August 13, 2004 respectively, and whose combined financial statements reflect total assets and revenues constituting
17.7 percent and 4.8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at WEDECO and RSS. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity for the year then ended and the financial statement schedule listed on page S-1, and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Stamford, Connecticut
March 11, 2005

ITEM 9C. OTHER INFORMATION

     Our Defense & Electronics Services sales to non-U.S. customers also makes us subject to the export control regulations of the U.S. Department of State and the Department of Commerce. If these regulations are violated, it could result in monetary penalties and denial of export privileges. We are currently unaware of any violations of export control regulations which are reasonably likely to have a material adverse effect on our business or our results of operations, cash flows or financial position.

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company's 2005 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions "Election of Directors", "Information About the Board of Directors" and "Report of the Audit Committee".

     The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption "Executive Officers of the registrant."

     ITT Industries has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the company's website at http.//www.itt.com/profile/govandcharters.asp. A copy of the corporate governance principles and charters are also available to any shareholder who requests them from the Company's secretary.

     ITT Industries has also adopted a written code of ethics, the "Code of Corporate Conduct," which is applicable to all ITT directors, officers and employees, including the Company's Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller and other executive officers identified pursuant to this Item 10 (collectively, the "Selected Officers"). In accordance with the SEC's rules and regulations, a copy of the code was filed as an exhibit to the 2002 Form 10-K and has been posted on our website and a copy of the code is also available to any shareholder who requests it. ITT Industries intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at http://www.itt.com.

     Pursuant to New York Stock Exchange ("NYSE") Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2004. The Company also filed with the SEC, as exhibits to the Company's current Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

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

                                    PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Documents filed as a part of this report:

          1. See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.

          2. See Exhibit Index appearing on pages II-2, II-3 and II-4 for a list of the exhibits filed or incorporated herein as a part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   F-2
Consolidated Income Statements for the years ended December
  31, 2004, 2003 and 2002...................................   F-3
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2004, 2003 and 2002..............   F-4
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................   F-6
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2004, 2003 and 2002......   F-7
Notes to Consolidated Financial Statements..................   F-8
Business Segment Information................................  F-38
Geographical Information....................................  F-39
Sales and Revenues by Product Category......................  F-39
Quarterly Results for 2004 and 2003.........................  F-41

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ITT Industries, Inc.
White Plains, New York

     We have audited the accompanying consolidated balance sheets of ITT Industries, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed on page S-1. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Stamford, Connecticut
March 11, 2005

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                             Year ended December 31,
                                                    -----------------------------------------
                                                       2004           2003           2002
                                                    -----------    -----------    -----------
                                                     (in millions, except per share amounts)
Sales and revenues................................   $6,764.1       $5,610.8       $4,962.7
                                                     --------       --------       --------
Costs of sales and revenues.......................    4,466.4        3,672.0        3,195.8
Selling, general and administrative expenses......      991.1          817.2          712.7
Research, development and engineering expenses....      634.0          558.3          518.0
Restructuring and asset impairment charges
  (reversals).....................................       37.7           30.1           (3.5)
                                                     --------       --------       --------
Total costs and expenses..........................    6,129.2        5,077.6        4,423.0
                                                     --------       --------       --------
Operating income..................................      634.9          533.2          539.7
Interest income...................................       22.5           53.3           24.1
Interest expense..................................       50.4           43.2           56.5
Gain on sale of investments.......................       20.8             --             --
Miscellaneous expense (income)....................       17.8            7.9           (3.6)
                                                     --------       --------       --------
Income from continuing operations before income
  taxes...........................................      610.0          535.4          510.9
Income tax expense................................      172.5          141.4          129.6
                                                     --------       --------       --------
Income from continuing operations.................      437.5          394.0          381.3
Discontinued operations:
  (Loss) income from discontinued operations,
     including tax benefit of $2.9, $2.4 and
     $0.7.........................................       (5.2)           9.9           (1.4)
                                                     --------       --------       --------
Net income........................................   $  432.3       $  403.9       $  379.9
                                                     ========       ========       ========
EARNINGS PER SHARE
  Income from continuing operations:
     Basic........................................   $   4.74       $   4.27       $   4.19
     Diluted......................................   $   4.63       $   4.18       $   4.07
  Discontinued operations:
     Basic........................................   $  (0.06)      $   0.11       $  (0.02)
     Diluted......................................   $  (0.05)      $   0.11       $  (0.01)
  Net income:
     Basic........................................   $   4.68       $   4.38       $   4.17
     Diluted......................................   $   4.58       $   4.29       $   4.06

AVERAGE COMMON SHARES -- BASIC....................       92.3           92.1           91.0
AVERAGE COMMON SHARES -- DILUTED..................       94.4           94.1           93.6
                                                     --------       --------       --------

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                Year ended December 31, 2004
                                                              ---------------------------------
                                                                        (in millions)
                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   AFTER-TAX
                                                              (EXPENSE)    BENEFIT     AMOUNT
                                                              ---------   ---------   ---------
Net income..................................................                           $432.3
Other comprehensive income (loss):
  Foreign currency translation:
     Adjustments arising during period......................   $101.5      $   --       101.5
  Minimum pension liability.................................    119.6       (37.8)       81.8
                                                               ------      ------      ------
       Other comprehensive income (loss)....................   $221.1      $(37.8)      183.3
                                                               ------      ------      ------
Comprehensive income........................................                           $615.6
                                                                                       ======

                                                                Year ended December 31, 2003
                                                              ---------------------------------
                                                                        (in millions)
                                                               Pretax        Tax
                                                               Income     (Expense)   After-Tax
                                                              (Expense)    Benefit     Amount
                                                              ---------   ---------   ---------
Net income..................................................                           $403.9
Other comprehensive income (loss):
  Foreign currency translation:
     Adjustments arising during period......................   $188.3      $    --      188.3
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      1.7         (0.6)       1.1
  Minimum pension liability.................................    282.6       (100.1)     182.5
                                                               ------      -------     ------
       Other comprehensive income (loss)....................   $472.6      $(100.7)     371.9
                                                               ------      -------     ------
Comprehensive income........................................                           $775.8
                                                                                       ======

                                                               Year ended December 31, 2002
                                                             ---------------------------------
                                                                       (in millions)
                                                              Pretax        Tax
                                                              Income     (Expense)   After-Tax
                                                             (Expense)    Benefit     Amount
                                                             ---------   ---------   ---------
Net income.................................................                           $ 379.9
Other comprehensive income (loss):
  Foreign currency translation:
     Adjustments arising during period.....................  $    99.0    $   --         99.0
  Unrealized (loss) gain on investment securities and cash
     flow hedges...........................................       (0.1)       --         (0.1)
  Minimum pension liability................................   (1,172.2)    406.7       (765.5)
                                                             ---------    ------      -------
       Other comprehensive (loss) income...................  $(1,073.3)   $406.7       (666.6)
                                                             ---------    ------      -------
Comprehensive loss.........................................                           $(286.7)
                                                                                      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                              -------------------------------
                                                                  2004              2003
                                                              -------------     -------------
                                                              (In millions, except share and
                                                                    per share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  262.9          $  414.2
  Receivables, net..........................................     1,174.3             971.5
  Inventories, net..........................................       708.4             575.8
  Current assets of discontinued operations.................         7.3               8.3
  Deferred income taxes.....................................       107.2              68.2
  Other current assets......................................        69.1              68.9
                                                                --------          --------
     Total current assets...................................     2,329.2           2,106.9
                                                                --------          --------
Plant, property and equipment, net..........................       980.9             892.0
Deferred income taxes.......................................       212.1             373.2
Goodwill, net...............................................     2,514.1           1,629.1
Other intangible assets, net................................       240.3              74.8
Other assets................................................     1,000.1             861.6
                                                                --------          --------
  Total non-current assets..................................     4,947.5           3,830.7
                                                                --------          --------
  TOTAL ASSETS..............................................    $7,276.7          $5,937.6
                                                                ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  719.8          $  633.1
  Accrued expenses..........................................       717.2             652.7
  Accrued taxes.............................................       277.4             253.5
  Notes payable and current maturities of long-term debt....       729.2             141.5
  Current liabilities of discontinued operations............          --               1.1
  Other current liabilities.................................         2.2               4.6
                                                                --------          --------
     Total current liabilities..............................     2,445.8           1,686.5
                                                                --------          --------
Pension benefits............................................     1,079.7           1,187.7
Postretirement benefits other than pensions.................       298.8             216.2
Long-term debt..............................................       542.8             460.9
Other liabilities...........................................       566.6             538.6
                                                                --------          --------
     Total non-current liabilities..........................     2,487.9           2,403.4
                                                                --------          --------
     TOTAL LIABILITIES......................................     4,933.7           4,089.9
Shareholders' Equity:
  Common stock: Authorized -- 200,000,000 shares, $1 par
     value per share outstanding -- 92,289,113 shares and
     92,271,319 shares......................................        92.3              92.3
  Retained earnings.........................................     2,589.1           2,277.1
  Accumulated other comprehensive loss:
     Unrealized loss on investment securities and cash flow
      hedges................................................        (0.6)             (0.6)
     Minimum pension liability..............................      (520.4)           (602.2)
     Cumulative translation adjustments.....................       182.6              81.1
                                                                --------          --------
     Total accumulated other comprehensive loss.............      (338.4)           (521.7)
                                                                --------          --------
     Total shareholders' equity.............................     2,343.0           1,847.7
                                                                --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $7,276.7          $5,937.6
                                                                ========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                              -----------------------------
                                                                2004       2003      2002
                                                              ---------   -------   -------
                                                                      (in millions)
OPERATING ACTIVITIES
Net income..................................................  $   432.3   $ 403.9   $ 379.9
Loss (income) from discontinued operations..................        5.2      (9.9)      1.4
                                                              ---------   -------   -------
Income from continuing operations...........................      437.5     394.0     381.3
Adjustments to income from continuing operations:
  Depreciation and amortization.............................      198.6     186.9     170.5
  Restructuring and asset impairments.......................       37.7      30.1      (3.5)
Payments for restructuring..................................      (33.6)    (24.6)    (32.1)
Change in receivables, inventories, accounts payable, and
  accrued expenses..........................................      (85.2)     (0.5)     33.1
Change in accrued and deferred taxes........................      102.4     168.0     126.0
Change in other current and non-current assets..............      (59.9)   (202.7)    (56.8)
Change in other non-current liabilities.....................      (55.2)     25.1     (33.4)
Other, net..................................................      (13.7)      3.4       9.8
                                                              ---------   -------   -------
  Net Cash -- operating activities..........................      528.6     579.7     594.9
                                                              ---------   -------   -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................     (165.1)   (153.3)   (152.7)
Acquisitions, net of cash acquired..........................   (1,010.0)    (46.2)   (159.2)
Proceeds from sale of assets and businesses.................        7.4      17.0      11.6
Sale of investments.........................................       24.9      43.5        --
Other, net..................................................        0.2      (2.0)     (3.2)
                                                              ---------   -------   -------
  Net Cash -- investing activities..........................   (1,142.6)   (141.0)   (303.5)
                                                              ---------   -------   -------
FINANCING ACTIVITIES
Short-term debt, net........................................      554.2    (144.1)   (235.8)
Long-term debt repaid.......................................      (68.7)    (42.7)     (3.3)
Long-term debt issued.......................................      120.3       0.3       0.7
Repurchase of common stock..................................     (159.6)    (69.7)    (32.3)
Proceeds from issuance of common stock......................       76.8      45.3      93.3
Dividends paid..............................................      (61.8)    (58.0)    (54.3)
Other, net..................................................       (0.2)       --        --
                                                              ---------   -------   -------
  Net Cash -- financing activities..........................      461.0    (268.9)   (231.7)
                                                              ---------   -------   -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........       17.6      35.4       5.3
NET CASH -- DISCONTINUED OPERATIONS.........................      (15.9)      6.8      15.9
                                                              ---------   -------   -------
Net change in cash and cash equivalents.....................     (151.3)    212.0      80.9
Cash and cash equivalents -- beginning of year..............      414.2     202.2     121.3
                                                              ---------   -------   -------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $   262.9   $ 414.2   $ 202.2
                                                              =========   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $    45.2   $  43.9   $  51.5
  Income taxes (net of refunds received)....................  $    70.1   $ (26.6)  $  22.4
                                                              ---------   -------   -------

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              Shares Outstanding              Dollars
                                              ------------------   ------------------------------
YEAR ENDED DECEMBER 31,                       2004   2003   2002     2004       2003       2002
-----------------------                       ----   ----   ----   --------   --------   --------
                                                    (In millions, except per share amounts)
COMMON STOCK
Beginning balance...........................  92.3   91.8   88.8   $   92.3   $   91.8   $   88.8
  Stock incentive plans.....................   2.0    1.5    3.7        2.0        1.5        3.7
  Repurchases...............................  (2.0)  (1.0)  (0.7)      (2.0)      (1.0)      (0.7)
                                              ----   ----   ----   --------   --------   --------
  Ending balance............................  92.3   92.3   91.8   $   92.3   $   92.3   $   91.8
                                              ----   ----   ----   --------   --------   --------
RETAINED EARNINGS
Beginning balance...........................                       $2,277.1   $1,939.1   $1,514.0
  Net income................................                          432.3      403.9      379.9
  Cash dividend declared on common stock --
     $.68, $.64 and $.60....................                          (62.8)     (59.0)     (54.8)
  Issuances (repurchases)...................                          (57.5)      (6.9)     100.0
                                                                   --------   --------   --------
  Ending balance............................                       $2,589.1   $2,277.1   $1,939.1
                                                                   --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Minimum Pension Liability:
     Beginning balance......................                       $ (602.2)  $ (784.7)  $  (19.2)
     Recognition of minimum pension
       liability............................                           81.8      182.5     (765.5)
                                                                   --------   --------   --------
     Ending balance.........................                       $ (520.4)  $ (602.2)  $ (784.7)
                                                                   --------   --------   --------
  Unrealized Loss on Investment Securities
     and Cash Flow Hedges:
     Beginning balance......................                       $   (0.6)  $   (1.7)  $   (1.6)
     Unrealized gain (loss).................                             --        1.1       (0.1)
                                                                   --------   --------   --------
     Ending balance.........................                       $   (0.6)  $   (0.6)  $   (1.7)
                                                                   --------   --------   --------
  Cumulative Translation Adjustments:
     Beginning balance......................                       $   81.1   $ (107.2)  $ (206.2)
     Translation of foreign currency
       financial statements.................                          101.5      188.3       99.0
                                                                   --------   --------   --------
     Ending balance.........................                       $  182.6   $   81.1   $ (107.2)
                                                                   --------   --------   --------
  Total accumulated other comprehensive
     loss...................................                       $ (338.4)  $ (521.7)  $ (893.6)
                                                                   --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY..................                       $2,343.0   $1,847.7   $1,137.3
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

  RESEARCH, DEVELOPMENT AND ENGINEERING:

     Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred, except to the extent recoverable under existing contracts. Approximately 75.4%, 78.5% and 78.2% of total RD&E costs were expended pursuant to customer contracts for each of the three years ended December 31, 2004, 2003 and 2002, respectively.

  CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORIES:

     Most inventories are valued at the lower of cost (first-in, first-out or "FIFO") or market. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted when required. Potential losses from obsolete and slow-moving inventories are recorded when identified. Domestic inventories valued under the last-in, first-out ("LIFO") method represent 10.7% and 11.7% of total 2004 and 2003 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used by the Company to value all inventories.

  LONG-LIVED ASSET IMPAIRMENT LOSSES:

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. When the undiscounted net cash flows are less than the carrying amount, losses are recorded for the difference between the discounted net cash flows of the assets and the carrying amount. Certain losses recognized in 2003 were recorded in restructuring and asset impairments. See Note 4, "Restructuring and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

Asset Impairment Charges," for further discussions on these losses.

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

  FOREIGN CURRENCY TRANSLATION:

     Balance sheet accounts are translated at the exchange rate in effect at each year-end; income accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders' equity. The national currencies of the foreign companies are generally the functional currencies. Net (losses)/gains from foreign currency transactions are reported currently in selling, general and administrative expenses and were $(0.9), $4.1 and $0.2 in 2004, 2003, and 2002, respectively.

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

     Additionally, all derivative instruments are recorded on the balance sheet at fair value as derivative assets or derivative liabilities. Subject to certain specific qualifying conditions in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), a derivative instrument may be designated either as a hedge of the fair value of an asset or liability (fair value hedge), or as a hedge of the variability of cash flows of an asset or liability or forecasted transaction (cash flow hedge). For a derivative instrument qualifying as a fair value hedge, fair value gains or losses on the derivative instrument are reported in net income, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For a derivative instrument qualifying as a cash flow hedge, fair

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
value gains or losses associated with the risk being hedged are reported in other comprehensive income and released to net income in the period(s) in which the effect on net income of the hedged item is recorded. Fair value gains and losses on a derivative instrument not qualifying as a hedge are reported in net income.

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

  STOCK-BASED EMPLOYEE COMPENSATION:

     At December 31, 2004, the Company has one stock-based employee compensation plan that is issuing new options and restricted shares. The Company also has one stock-based employee compensation plan and two stock-based non-employee director's compensation plans that have options and restricted shares outstanding; however no new awards will be granted under these plans. These plans are described more fully in Note 20, "Shareholders' Equity." The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for these plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                       2004     2003     2002
                                      ------   ------   ------
Net income
As reported.........................  $432.3   $403.9   $379.9
Deduct: Total stock-based employee
 compensation expense determined
 under the fair value based method
 for awards not reflected in net
 income -- net of tax...............   (22.1)    (6.0)   (21.4)
                                      ------   ------   ------
 Pro forma net income...............  $410.2   $397.9   $358.5
Basic earnings per share
 As reported........................  $ 4.68   $ 4.38   $ 4.17
 Pro forma..........................    4.44     4.32     3.94
Diluted earnings per share
 As reported........................  $ 4.58   $ 4.29   $ 4.06
 Pro forma..........................    4.35     4.23     3.83
                                      ------   ------   ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in 2004, 2003 and 2002: dividend yield of 1.39%, 1.57% and 1.65%, respectively; expected volatility of 25.77%, 28.72% and 28.30%, respectively; expected life of six years; and risk-free interest rates of 3.71%, 3.37% and 4.78%, respectively.

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Income Statements during the periods ended December 31, 2004, 2003 and 2002 were $1.6, $0.7, and $0.6, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

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

NOTE 2

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost. The provisions of the SFAS No. 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. SFAS No. 123R is effective for the Company July 1, 2005. The adoption of this statement will not have a material impact on the Company's financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised December 2003) "Employers' Disclosures About Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). This revised pronouncement retains the disclosure requirements of SFAS No. 132. Additionally, the pronouncement requires additional disclosures regarding the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods for defined benefit pension plans and other defined benefit post retirement plans. The Company adopted this pronouncement effective December 31, 2003. Adoption did not have a material impact on the financial statements of the Company.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial state-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
ments about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 effective December 2002 and continues to account for its plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees."

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company did not have any financial instruments that met the provisions of SFAS No. 150; therefore, the adoption of this statement did not have a material effect on the Company's financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43,Chapter 4"("SFAS No. 151") This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company's financial statements.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

The Company elected early adoption of the provisions of FIN 46 related to variable interest entities created prior to January 31, 2003 as of July 1, 2003. The adoption of this interpretation did not have a material effect on the Company's financial statements. In December 2003, the FASB issued a revision to FIN 46; however, it had no impact on the Company's adoption.

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The Company adopted this pronouncement effective July 1, 2004, but was unable to conclude whether benefits of its plans are actuarially equivalent based on the proposed regulations released in August 2004. Currently, the Company is analyzing the effect of the Medicare Modernization Act on the Company's plans based on the final regulations issued at the end of January 2005 and has not taken any action at this time to reflect the Medicare changes. In addition, it was assumed that the adoption of this pronouncement did not affect demographic factors used to determine plan assets and obligations at December 31, 2004, the Company's measurement date. See Note 19, "Employee Benefit Plans," for discussion of postretirement benefits.

     In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP 109-1")." The American Jobs Creation Act of 2004 (the "AJCA") provides for a tax relief for U.S. domestic manufacturers. FSP 109-1 states that tax benefit should be recorded in the year in which it can be taken in the Company's tax return rather than reflecting a deferred tax asset in the period the AJCA was enacted. FSP 109-1 was effective upon issuance. Adoption of FSP 109-1 did not have a material effect on the Company's financial statements.

     In December 2004, the FASB issued FSP 109-2, "Accounting Disclosures Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The Foreign Earnings Repatriation Provision Within the Act (the "Provision") provides a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP 109-2 states that a company should recognize the income tax effect related to the Provision when it decides on a plan for reinvestment or repatriation of foreign earnings. At this time, the Company does not expect to elect to apply this provision of the AJCA.

NOTE 3

ACQUISITIONS

2004 ACQUISITIONS

     On August 13, 2004, the Company purchased all of the Remote Sensing Systems business ("RSS") for $736.9 in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services. Management believes that the acquisition of RSS will enhance the Company's competitive position in the space payload and service product offering industry and create a full spectrum provider with the latest visible and infrared satellite imaging technology in the remote sensing market.

     The excess of the purchase price of RSS over the fair value of net assets acquired of $597.6 was recorded as goodwill and is deductible for tax purposes. The entire goodwill balance is reflected in the Defense Electronics & Services segment.

     The Company has preliminarily assigned values to the assets and liabilities of RSS; however, the allocation is subject to further refinement.

     The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition. The purchase price

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
allocations were based on preliminary data and changes are expected as evaluations of items, such as employee benefit obligations, are finalized and additional data becomes available.

AT AUGUST 13, 2004
------------------
Current assets........................................  $ 97.5
Plant, property and equipment.........................    64.0
Goodwill..............................................   597.6
Intangibles...........................................   124.9
Other assets..........................................    24.4
                                                        ------
Total assets acquired.................................   908.4
                                                        ------
Current liabilities...................................    63.7
Deferred liabilities..................................   107.8
                                                        ------
Total liabilities.....................................   171.5
                                                        ------
Net assets acquired...................................  $736.9
                                                        ======

     The $124.9 of intangible assets is comprised of $120.0 of customer relationships (amortized over 16 years), $3.4 of maintenance contracts (amortized over 15 years) and $1.5 of product software (amortized over 12 years).

     The Company also spent $273.1 on additional 2004 acquisitions that it does not believe are material individually or in the aggregrate to its results of operations or financial condition. These acquisitions include:

- WEDECO AG Water Technology ("WEDECO"), the world's largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment.

- Allen Osborne Associates, Inc. ("AOA"), a leader in the development of global positioning system receivers for both portable and fixed sites.

- Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd. ("Hengtong"), a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.
- Cleghorn Waring and Co. (Pumps) Limited, a distributor of pumps and marine products.
     The excess of the purchase price over the fair value of net assets acquired in these transactions of $247.0 was recorded as goodwill, of which $240.1, $3.5 and $3.4 are reflected in the Fluid Technology, Defense Electronics & Services and Motion & Flow Control segments, respectively. Additionally, the purchase price allocations for the 2004 acquisitions were based on preliminary data and changes are expected as evaluations are finalized and additional information becomes available.

     Intangibles assets relating to the acquisitions of WEDECO and AOA, totaled $56.2. This amount includes $25.4 of proprietary technology and other (amortized over 15 years), $18.8 of customer relationships (amortized over 10 years), and $12.0 of indefinite-lived tradenames.

     The Company also finalized purchase price allocations related to the 2003 acquisitions, which resulted in an increase in goodwill of $1.5.

  PRO FORMA RESULTS

     The following unaudited pro forma financial information presents the combined results of operations of the Company and RSS as if RSS was acquired on January 1, 2004 and 2003. The pro forma results presented below for 2004 combine the results of the Company for 2004 and the historical results of RSS from January 1, 2004 to August 12, 2004, respectively. The pro forma results presented for the 2003 combine the results of the Company for 2003 and the historical results of RSS for the comparable period. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations that would have been reported had RSS been acquired as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations. Pro forma adjustments are tax effected at the Company's effective tax rate in each of the periods presented.

                                              2004       2003
                                            --------   --------
Sales and Revenues........................  $7,075.6   $6,035.5
                                            --------   --------
Net Income................................  $  436.0   $  418.8
                                            --------   --------
Diluted earnings per share................  $   4.62   $   4.45
                                            --------   --------

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

2003 ACQUISITIONS

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

     Additionally, in 2003, the Company finalized purchase price allocations related to the 2002 acquisitions, which resulted in a decrease in goodwill of $5.1.

2002 ACQUISITIONS

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

     The Company recognized $117.2 of goodwill from these acquisitions, of which approximately $69.0 was tax deductible. The Fluid Technology segment was assigned $116.6 of goodwill and the Defense Electronics & Services segment was assigned the remaining $0.6.

     In addition, in 2002, the Company finalized purchase price allocations associated with a 2001 acquisition which reduced goodwill by $9.2.

NOTE 4

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2004 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2004, the Company recognized a $12.4 charge, primarily for the planned severance of 727 employees. The actions by segment are as follows:

- The Fluid Technology segment recorded $9.3 for the planned termination of 80 employees, including 20 factory workers and 60 office workers. Other costs totaling $0.3 were also recognized during the quarter.

- The Motion & Flow Control segment recognized $1.8 for the planned termination of 43 employees, including 14 factory workers, 25 office workers and four management employees. The segment also recorded $0.1 for outplacement.

- The Electronic Components segment recorded $0.9 for the planned termination of 604 employees. The terminations include 17 office workers and 587 factory workers.

     In addition to the restructuring actions announced during the fourth quarter, the Motion & Flow Control segment recognized $0.5 of severance and employee benefit costs related to actions announced during the first quarter of 2003 and $0.1 of outplacement related to actions announced in 2002. Electronic Compo-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
nents recognized an additional $0.5 of severance related to actions announced during the first quarter of 2004 and an additional $0.1 of moving costs related to actions announced in the third quarter of 2004.

     During the third quarter of 2004, the Company recognized a $5.5 charge, primarily for the planned severance of 71 employees and movement of production. The actions by segment are as follows:

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

- The Electronic Components segment recorded $0.2 for the planned termination of five employees. The terminations include four office workers and one management employee. The segment also recorded a $0.7 charge primarily for costs associated with moving two product lines from Weinstadt, Germany to Shenzhen, China and one product line from Santa Ana, CA to Nogales, Mexico.

     In addition to the restructuring actions announced during the third quarter, the Motion & Flow Control segment recognized $0.1 of severance and employee benefit costs related to actions announced during the first quarter of 2003.

     During the second quarter of 2004, the Company recognized a $13.6 charge, primarily for the planned severance of 418 employees and the recognition of lease cancellation fees. The actions by segment are as follows:

- The Electronic Components segment recorded $4.5 of the charge for the recognition of lease cancellation costs. Severance of $0.9 was recorded for the planned reduction of 328 employees. The terminations include 273 factory workers, 52 office workers and three management employees. The segment also recorded a $1.1 charge for the disposal of machinery and equipment.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

- Corporate headquarters recorded $0.2 for the planned severance of one office worker and one management employee.

2003 RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The new $15.3 restructuring charge primarily reflects the planned severance of 296 employees. The actions by segment are as follows:

- The Electronic Components segment recorded $1.4 of the charge for the planned termination of 127 employees, including 113 factory workers, ten office workers and four management employees.

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

     During the third quarter of 2003 the Company announced actions to reduce operating costs primarily through the reduction of headcount. The $2.6 restructuring charge primarily reflects the planned severance of 71 employees. The actions by segment are as follows:

- The Electronic Components segment recorded $1.2 of the charge for the planned termination of 39 employees, including 15 factory workers and 24 office workers. The segment also recorded a $0.1 charge associated with the disposal of machinery and equipment.

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

     During the second quarter of 2003 the Company continued its program to reduce structural costs and increase profitability. Restructuring actions totaling $4.4 were announced during the period. The charge primarily reflected the planned severance of 143 employees and the cancellation of an operating lease. The actions by segment are as follows:

- The Electronic Components segment comprises $2.4 of the charge and the actions taken at this segment include the planned termination of five management employees, 19 factory workers and 67 office workers.

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

     During the first quarter of 2003 the Company recorded an $8.9 restructuring charge primarily for the planned severance of 461 persons. Severance of $8.2 represents the majority

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
of the charge. The actions by segment are as follows:

- The Electronic Components segment recorded $6.7 of the charge for the planned termination of 222 persons, comprised of 98 office workers, 116 factory workers and eight management employees. Idle facility costs of $0.3 and asset disposal costs of $0.4 were also reflected in the charge. The actions were prompted by management's projections of continued weakness in certain businesses.

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

2001 RESTRUCTURING ACTIVITIES

     On December 14, 2001, the Company announced a restructuring program to reduce structural costs and improve profitability

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
whereby the Company recorded a charge of $82.9 related to the closure of five facilities, the discontinuance of 21 products (10 in the Switch product group and 11 in the Connectors group), the severance of 3,386 persons and other asset impairments. The cash portion of the charge of $60.6 primarily relates to severance and lease termination costs. The non-cash portion of the charge of $22.3 primarily relates to machinery and equipment that became impaired as a result of the announced plans.

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

     The following table displays a rollforward of the cash restructuring accruals:

                                                   DEFENSE     MOTION                 CORPORATE
                                      FLUID      ELECTRONICS   & FLOW    ELECTRONIC      AND
YEAR ENDED DECEMBER 31,             TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS     OTHER     TOTAL
-----------------------             ----------   -----------   -------   ----------   ---------   ------
Balance January 1, 2002...........    $11.5         $ 1.0       $ 7.1      $ 28.7       $ 3.6     $ 51.9
Payments and other related to
  prior charges...................     (9.2)           --        (4.1)      (15.6)       (2.3)     (31.2)
Reversals of prior charges........     (1.5)         (1.0)       (1.5)       (8.7)       (0.4)     (13.1)
2002 charge.......................      6.0            --         3.0         0.6          --        9.6
Payments related to the 2002
  charge..........................     (0.3)           --          --        (0.6)         --       (0.9)
                                      -----         -----       -----      ------       -----     ------
Balance December 31, 2002.........    $ 6.5         $  --       $ 4.5      $  4.4       $ 0.9     $ 16.3
Payments and other related to
  prior charges...................     (5.3)           --        (3.3)       (2.1)       (0.8)     (11.5)
Reversals of prior charges........       --            --        (0.1)       (0.9)         --       (1.0)
2003 charges......................     13.6           1.0         4.4        12.2         1.3       32.5
Reversal of 2003 charges..........       --            --          --        (3.4)         --       (3.4)
Payments and other related to the
  2003 charges....................     (3.5)         (0.2)       (1.8)       (6.7)       (0.6)     (12.8)
                                      -----         -----       -----      ------       -----     ------
Balance December 31, 2003.........    $11.3         $ 0.8       $ 3.7      $  3.5       $ 0.8     $ 20.1
Additional charges for prior year
  plans...........................       --            --         1.0         0.1          --        1.1
Payments and other related to
  prior charges...................     (9.9)         (0.7)       (3.5)       (2.2)       (0.6)     (16.9)
Reversals of prior charges........     (0.4)           --          --        (0.5)         --       (0.9)
2004 charges......................     19.1            --         5.3         9.8         1.8       36.0
Reversal of 2004 charges..........       --            --        (0.1)         --        (0.1)      (0.2)
Payments and other related to the
  2004 charges....................     (9.0)           --        (2.2)       (4.5)       (0.8)     (16.5)
                                      -----         -----       -----      ------       -----     ------
Balance December 31, 2004.........    $11.1         $ 0.1       $ 4.2      $  6.2       $ 1.1     $ 22.7
                                      =====         =====       =====      ======       =====     ======

     During the third and fourth quarters of 2004, a total of $0.2 of restructuring accruals related to 2004 restructuring actions were reversed into income.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

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

     During 2003, $3.4, $0.1 and $0.9 of restructuring accruals related to 2003, 2002 and 2001 programs, respectively, were reversed into income as a result of quarterly reviews of the Company's remaining restructuring actions. The reversals primarily reflected lower than anticipated severance costs on completed actions and favorable employee attrition at the Electronic Components segment. Additionally, certain actions were not completed as they were no longer deemed feasible. The Company also reversed other non-cash charges totaling $0.2.

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

     At December 31, 2003, the accrual balance for restructuring activities was $20.1. Cash payments of $33.6 and additional cash charges of $37.1 were recorded in 2004. Also, management reviewed the Company's remaining restructuring actions and determined that certain 2004, 2003, 2002 and 2001 actions totaling $1.1 would be completed for less than planned. Accordingly, restructuring accruals totaling $1.1 were reversed into income during 2004. The accrual balance increased by $0.2 due to the effect of foreign currency translation. The accrual balance at December 31, 2004 is $22.7, which includes $16.6 for severance and $6.1 for facility carrying costs and other.

     As of December 31, 2003, remaining actions under restructuring activities announced in 2003, 2002 and 2001 were to close one facility and reduce headcount by 208. During 2004, the Company closed three facilities, reduced headcount by 833 persons related to all plans and experienced employee attrition, leaving a balance of 685 planned reductions. Actions announced during the fourth quarter of 2004 will be substantially completed by the second quarter of 2005. Actions announced during the second quarter of 2004 will be substantially completed by the end of the first quarter of 2005. Actions announced during the first and third quarters of 2004 are substantially completed. Actions announced during 2003 were substantially completed in 2004. All of the actions contemplated under the 2002 and 2001 plans were substantially completed in 2003.

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

     At December 31, 2004, the Company had automotive discontinued operations accruals of $188.7 that are primarily related to taxes ($154.1), product recalls ($7.8), environmental obligations ($14.2) and employee benefits

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

($12.6). In 2004, the Company made immaterial payments of its automotive discontinued operations liabilities. The Company expects that it will settle $154.1 of tax obligations in 2005.


NS&S -- DISCONTINUED OPERATIONS
     In the 4th quarter of 2004, the Company decided to sell its Network Systems & Services (NS&S) business. NS&S produces robust structured cabling and intelligent high-speed network solutions. After a comprehensive review of the Company's expected future profitability, and market participation the Company believed that NS&S would provide greater value for an organization whose primary focus is the networking market.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Longed-Lived Assets," ("SFAS 144") requires the Company to classify the assets and liabilities of the disposal group as held for sale and the results of operations of the component classified as discontinued operations.

NOTE 6

SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                      For the years ended
                                          December 31,
                                 ------------------------------
                                   2004       2003       2002
                                 --------   --------   --------
Product sales..................  $5,545.0   $4,732.4   $4,254.5
Service revenues...............   1,219.1      878.4      708.2
                                 --------   --------   --------
Total sales and revenues.......  $6,764.1   $5,610.8   $4,962.7
                                 ========   ========   ========
Costs of product sales.........  $3,599.4   $3,068.5   $2,749.7
Costs of service revenues......     867.0      603.5      446.1
                                 --------   --------   --------
Total costs of sales and
 revenues......................  $4,466.4   $3,672.0   $3,195.8
                                 ========   ========   ========

     The Defense Electronics & Services segment comprises $1,103.9, $792.2 and $627.8 of total service revenues for the years ended December 31, 2004, 2003 and 2002, respectively, and $760.1, $525.0 and $374.0 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the majority of the remaining balances of service revenues and costs of service revenues.

NOTE 7
INCOME TAXES

     Income tax data from continuing operations is as follows:

                                        For the years ended
                                            December 31,
                                      ------------------------
                                       2004     2003     2002
                                      ------   ------   ------
United States and foreign components
 of income from continuing
 operations before income taxes
 U.S. ..............................  $335.2   $281.0   $309.8
 Foreign............................   274.8    254.4    201.1
                                      ------   ------   ------
                                      $610.0   $535.4   $510.9
                                      ======   ======   ======
Provision (benefit) for income tax
Current
 U.S. federal.......................  $ 23.8   $(50.6)  $(47.6)
 State and local....................     2.6      3.7      0.9
 Foreign............................    84.5     90.3     45.0
                                      ------   ------   ------
                                       110.9     43.4     (1.7)
                                      ------   ------   ------
Deferred
 U.S. federal.......................    59.4    117.2    104.0
 State and local....................    (1.4)    (2.7)      --
 Foreign............................     3.6    (16.5)    27.3
                                      ------   ------   ------
                                        61.6     98.0    131.3
                                      ------   ------   ------
Total income tax expense............  $172.5   $141.4   $129.6
                                      ======   ======   ======

     A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

                                            For the years ended
                                               December 31,
                                           ---------------------
                                           2004    2003    2002
                                           -----   -----   -----
Tax provision at U.S. statutory rate.....  35.0%   35.0%   35.0%
Foreign tax rate differential............  (2.4)   (2.9)    0.4
Effect of repatriation of foreign
 earnings................................  (2.1)   (4.3)   (1.6)
Research credit..........................  (0.5)   (0.6)     --
Tax examinations.........................    --     1.3      --
Export sales.............................  (1.9)   (2.6)   (0.9)
Capital loss carryback...................    --      --    (6.0)
Other....................................   0.2     0.5    (1.6)
                                           ----    ----    ----
Effective income tax expense rate........  28.3%   26.4%   25.3%
                                           ====    ====    ====

     Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes and carryforwards.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Deferred tax assets (liabilities) include the following:

                                        December 31,
                       -----------------------------------------------
                                2004                     2003
                       ----------------------   ----------------------
                       DEFERRED    DEFERRED     DEFERRED    DEFERRED
                        ASSETS    LIABILITIES    ASSETS    LIABILITIES
                       --------   -----------   --------   -----------
Employee benefits....   $180.6      $    --      $239.5      $    --
Accelerated
 depreciation........       --        (68.7)         --        (60.1)
Accruals.............    151.6           --       179.1           --
Uniform
 capitalization......      5.7           --         6.3           --
Partnership
 investment..........       --        (59.5)         --        (59.5)
Loss carryforwards...     35.0           --        25.1           --
Foreign tax credit...     52.1           --        46.2           --
State credit
 carryforwards.......      4.4           --         3.0           --
Intangibles/Other....       --        (41.3)         --         (4.0)
                        ------      -------      ------      -------
Subtotal.............    429.4       (169.5)      499.2       (123.6)
Valuation
 allowance...........    (43.9)          --       (40.7)          --
                        ------      -------      ------      -------
                        $385.5      $(169.5)     $458.5      $(123.6)
                        ======      =======      ======      =======

     The Company's deferred taxes in the Consolidated Balance Sheets consist of the following:

                                          December 31,
                                        -----------------
                                         2004      2003
                                        -------   -------
Current assets........................  $ 107.2   $  68.2
Non-current assets....................    212.1     373.2
Other current liabilities.............     (2.2)     (4.6)
Other liabilities.....................   (101.1)   (101.9)
                                        -------   -------
                                        $ 216.0   $ 334.9
                                        =======   =======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $669.6, because these amounts are permanently reinvested. While the amount of federal income taxes, if such earnings are distributed in the future, cannot now be determined, such taxes may be reduced by tax credits and other deductions.

     As of December 31, 2004, the Company had approximately $52.1 of foreign tax credit carryforwards. The credit carryforwards will expire as follows: $33.9 on December 31, 2010, $12.1 on December 31, 2011 and $6.1 on December 31, 2013. The Company had approximately $2.0 of general business credit carryforwards which will expire on December 31, 2020 and $2.9 which will expire on December 31, 2021. The Company had net operating losses from some U.S. subsidiaries in the amount of $66.8, which will begin to expire on December 31, 2019. The Company had net operating losses from some foreign subsidiaries in the amount of $38.2, which have no expiration.

     As of December 31, 2004, a valuation allowance of approximately $43.9 exists for deferred income tax benefits related to certain U.S. subsidiary loss carryforwards and certain foreign tax credits that may not be realized. During 2004, the valuation allowance increased by $3.2.

     Shareholders' equity at December 31, 2004 and 2003 reflects tax benefits related to the stock options exercised in 2004 and 2003 of approximately $26.4 and $18.1, respectively.

     The Company expects to settle $154.1 in tax obligations that relate to the reorganization and disposition of its automotive businesses in 1998, as part of the current IRS examination of the Company's federal consolidated tax returns for the years ended December 31, 1998 through December 31, 2000. As of December 31, 2004, the Company believes the accrual for income taxes payable is sufficient to cover potential liabilities arising from these examinations.

     In addition, the Company has contingent tax obligations in other jurisdictions related to the 1998 dispositions and reorganizations of approximately $85.0. The Company has determined that payment of this amount is unlikely.

     On October 22, 2004, the AJCA was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Under the AJCA, the Company may elect to apply this provision to qualifying earnings repatriations occurring in its 2004 or 2005 taxable year. At this time, the Company has made a determination that it does not expect to elect to apply the provision to any distributions occurring in either of these taxable years.

NOTE 8
EARNINGS PER SHARE

     A reconciliation of the data used in the calculation of basic and diluted earnings per

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
share computations for income from continuing operations is as follows:

                                        For the years ended
                                           December 31,
                                     -------------------------
                                      2004     2003      2002
                                     ------   ------    ------
Basic Earnings Per Share
 Income from continuing operations
   available to common
   shareholders....................  $437.5   $394.0    $381.3
 Average common shares
   outstanding.....................    92.3     92.1      91.0
                                     ------   ------    ------
Basic earnings per share...........  $ 4.74   $ 4.27    $ 4.19
                                     ======   ======    ======
Diluted Earnings Per Share
 Income from continuing operations
   available to common
   shareholders....................  $437.5   $394.0    $381.3
 Average common shares
   outstanding.....................    92.3     92.1      91.0
 Add: Impact of stock options......     2.1(1)    2.0(2)    2.6(3)
                                     ------   ------    ------
 Average common shares outstanding
   on a diluted basis..............    94.4     94.1      93.6
                                     ------   ------    ------
Diluted earnings per share.........  $ 4.63   $ 4.18    $ 4.07
                                     ======   ======    ======

------------

(1) Options to purchase 127,500 shares of common stock at an average price of $83.02 per share were outstanding at December 31, 2004 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2014.

(2) Options to purchase 78,940 shares of common stock at an average price of $65.37 per share were outstanding at December 31, 2003 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2012 and 2013.
(3) Options to purchase 49,240 shares of common stock at an average price of $65.60 per share were outstanding at December 31, 2002 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2012.

NOTE 9
RECEIVABLES, NET

     Receivables consist of the following:

                                               December 31,
                                             -----------------
                                               2004      2003
                                             --------   ------
Trade......................................  $1,124.4   $932.8
Other......................................      84.6     67.4
Less -- allowance for doubtful accounts and
 cash discounts............................     (34.7)   (28.7)
                                             --------   ------
                                             $1,174.3   $971.5
                                             ========   ======

NOTE 10
INVENTORIES, NET

     Inventories consist of the following:

                                                December 31,
                                               ---------------
                                                2004     2003
                                               ------   ------
Finished goods...............................  $187.9   $157.0
Work in process..............................   294.6    182.3
Raw materials................................   324.9    312.6
Less -- progress payments....................   (99.0)   (76.1)
                                               ------   ------
                                               $708.4   $575.8
                                               ======   ======

NOTE 11

OTHER CURRENT ASSETS

     At December 31, 2004 and 2003, other current assets consist primarily of advance payments on contracts, prepaid expenses and capitalized tooling costs.

NOTE 12
PLANT, PROPERTY AND EQUIPMENT, NET

     Plant, property and equipment consist of the following:

                                      December 31,
                                  ---------------------
                                    2004        2003
                                  ---------   ---------
Land and improvements...........  $    65.3   $    60.5
Buildings and improvements......      527.1       465.0
Machinery and equipment.........    1,757.4     1,613.4
Furniture, fixtures and office
  equipment.....................      246.3       247.9
Construction work in progress...       69.7        68.2
Other...........................       58.7        45.1
                                  ---------   ---------
                                    2,724.5     2,500.1
Less -- accumulated depreciation
  and amortization..............   (1,743.6)   (1,608.1)
                                  ---------   ---------
                                  $   980.9   $   892.0
                                  =========   =========

NOTE 13
GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted SFAS No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 142, the Com-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
pany completed a transitional and initial goodwill impairment test at its 12 identified reporting units and determined that no impairment exists. Both tests were conducted in the first quarter of 2002. The Company also conducted its annual impairment tests in the first quarters of 2004 and 2003 (as of the beginning of the year) and determined that no impairment exists.

     Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 by operating segment are as follows:

                                           DEFENSE     MOTION
                              FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
YEAR ENDED DECEMBER 31,     TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
-----------------------     ----------   -----------   -------   ----------   ---------   --------
Balance as of December 31,
  2002....................   $  769.9      $303.7      $176.1      $295.8       $5.0      $1,550.5
Goodwill acquired during
  the period..............        5.4          --         1.1        24.0         --          30.5
Other, including foreign
  currency translation....       34.1          --         4.4         9.6         --          48.1
                             --------      ------      ------      ------       ----      --------
Balance as of December 31,
  2003....................      809.4       303.7       181.6       329.4        5.0       1,629.1
Goodwill acquired during
  the period..............      240.1       601.1         3.4          --         --         844.6
Other, including foreign
  currency translation....       31.4          --         2.3         6.7         --          40.4
                             --------      ------      ------      ------       ----      --------
Balance as of December 31,
  2004....................   $1,080.9      $904.8      $187.3      $336.1       $5.0      $2,514.1
                             ========      ======      ======      ======       ====      ========

     Information regarding the Company's other intangible assets follows:

                                         December 31,
                                        --------------
                                         2004    2003
                                        ------   -----
Finite-lived intangibles --
  Customer Relationships..............  $138.8   $  --
  Proprietary Technology..............    21.4      --
  Patents and other...................    44.1    34.1
  Accumulated amortization............   (18.8)   (8.4)
Indefinite-lived intangibles --
  Brands and trademarks...............    29.7    17.7
  Pension related.....................    25.1    31.4
                                        ------   -----
  Net intangibles.....................  $240.3   $74.8
                                        ======   =====

     During the first quarter of 2004, the Company completed the acquisition of WEDECO. The acquisition of WEDECO resulted in the recognition of $238.3 of goodwill, $12.0 of intangibles for tradenames, $21.4 of proprietary technology, $18.8 of customer relationships and $2.7 of patents and other. During the third quarter of 2004, the Company completed the acquisition of RSS. This acquisition preliminarily resulted in the recognition of $597.6 of goodwill, $120.0 of intangible assets related to customer relationships and $4.9 of other intangible assets.

     Amortization expense related to intangible assets for the years ended December 31, 2004, 2003 and 2002 was $10.4, $2.7 and $0.9, respectively.

     Estimated amortization expense for each of the five succeeding years is as follows:

2005    2006    2007    2008    2009
-----   -----   -----   -----   -----
$23.0   $23.2   $21.1   $18.3   $16.6

     Customer relationships, proprietary technology and patents and other are amortized over weighted average lives of 15 years, 15 years and 25 years, respectively.

NOTE 14
OTHER ASSETS

     At December 31, 2004 and 2003, other assets primarily consist of prepaid pension expense, employee benefit plan costs, investments in unconsolidated companies, assets held in trusts and other receivables. Assets held in trusts are restricted for specified reasons, primarily environmental remediation costs and employee benefits and totaled $17.1 and $29.4 at December 31, 2004 and 2003, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Investments in unconsolidated companies consist of the following:

                                         December 31,
                                         -------------
                                         2004    2003
                                         -----   -----
Investments accounted for under the
  equity method:
  Motion & Flow Control 50% ownership
    of HiSAN joint venture.............  $ 8.6   $ 9.0
  Fluid Technology 40% ownership in Sam
    McCoy, Malaysia....................    3.3     3.2
  Fluid Technology other investments...    4.2     3.1
Investments accounted for under the
  cost method:
  Defense Electronics & Services
    investment in Mesh Networks........     --    11.4
  Other................................     --     1.1
                                         -----   -----
                                         $16.1   $27.8
                                         =====   =====

     In December 2004, the Company sold its interest in Mesh Networks, a technology company in the wireless telecommunications market for $31.2, including $24.9 received in cash and $6.3 placed in escrow.
     During 2003 the Company sold substantially all of its interest in DigitalGlobe Inc., a developmental stage company that launched a satellite capable of collecting high-resolution digital imagery, for $43.5.

     The Company recorded sales to unconsolidated affiliates during 2004, 2003 and 2002 totaling $24.1, $21.0 and $24.2, respectively. In addition, the Company provided services to unconsolidated affiliate companies in 2004, 2003 and 2002 and received $0.6, $0.5 and $0.5, respectively, in exchange for these services. For all investments in unconsolidated companies, the Company's exposure is limited to the amount of the investment. All investments accounted for under the cost method represent voting right interests of less than 20%.

     The HiSAN joint venture is a brake and fuel line supplier to Asian transplant OEM's in the United States. Annual sales of HiSAN are approximately $152.

NOTE 15
LEASES AND RENTALS

     The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates and may include renewals and escalations. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $82.7, $66.6 and $60.1 for 2004, 2003 and 2002, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2004 are shown below.

2005..........................................  $ 88.7
2006..........................................    72.6
2007..........................................    62.0
2008..........................................    47.5
2009..........................................    40.3
2010 and thereafter...........................   194.0
                                                ------
Total minimum lease payments..................  $505.1
                                                ======

NOTE 16
DEBT

     Debt consists of the following:

                                        December 31,
                                       ---------------
                                        2004     2003
                                       ------   ------
Commercial paper.....................  $696.3   $120.0
Short-term loans.....................    19.8     18.6
Current maturities of long-term
  debt...............................    13.1      2.9
                                       ------   ------
Notes payable and current maturities
  of long-term debt..................  $729.2   $141.5
                                       ======   ======

                                    INTEREST
LONG-TERM DEBT          MATURITY      RATE      2004     2003
--------------         ----------   --------   ------   ------
Notes and
  debentures:........    2/1/2008    8.875%    $ 13.2   $ 13.2
                         5/1/2011    6.500%      31.7     31.7
                         7/1/2011    7.500%      37.4     37.4
                       12/15/2014    4.700%     119.7       --
                        2/15/2021    9.750%        --     19.1
                        4/15/2021    9.500%        --     13.6
                       11/15/2025    7.400%     250.0    250.0
                        8/25/2048         (1)    18.1     18.1
Other................  2005 - 2014        (2)    23.3     25.1
Interest rate swaps.........................     81.6     77.6
                                               ------   ------
Subtotal notes and debentures...............    575.0    485.8
Less - unamortized discount.................    (19.1)   (22.0)
                                               ------   ------
Long-term debt..............................    555.9    463.8
Less - current maturities...................    (13.1)    (2.9)
                                               ------   ------
Net long-term debt..........................   $542.8   $460.9
                                               ======   ======

---------------

(1) The interest rate for the note/debenture was 2.27% and 1.02% at December 31, 2004 and 2003, respectively.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

(2) The weighted average interest rate was 4.72% and 5.12% at December 31, 2004 and 2003, respectively.

     Principal payments required on long-term debt for the next five years are:

2005    2006    2007    2008    2009
----    -----   -----   -----   -----
$13.1.. $10.2   $11.1   $23.1   $11.0
=====   =====   =====   =====   =====

     The weighted average interest rate for short-term borrowings was 2.31% and 1.53% at December 31, 2004 and 2003, respectively. The fair value of the Company's short-term loans approximates carrying value. The fair value of the Company's long-term debt is estimated based on comparable corporate debt with similar remaining maturities. As of December 31, 2004, the fair value of long-term debt was $555.7, compared to the fair value of $484.0 at December 31, 2003. The year-over-year increase in fair value primarily reflects the impact of the increase in long-term debt levels related to 2004 acquisitions.

     In March 2004, the Company entered into a revolving credit agreement which expires in March 2005, with five domestic and foreign banks providing aggregate commitments of $400.0. In November 2000, the Company entered into a revolving credit agreement, which expires in November 2005, with 20 domestic and foreign banks providing aggregate commitments of $1.0 billion for total aggregate commitments of $1.4 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread, which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.75 times. At December 31, 2004, the Company's coverage ratio was well in excess of the minimum requirement. Additionally, borrowing through commercial paper under the revolving credit agreement may not exceed $1.4 billion in the aggregate outstanding at any time. The commitment fee on the revolving credit agreements is .125% of the total commitment, based on the Company's current debt ratings. The revolving credit agreements serve as backup for the commercial paper program and are not otherwise restricted.

     In December 2004, the Company recorded a $120.0 obligation associated with a ten year agreement involving the sale and the subsequent leasing back of certain properties. Under the terms of the agreement, the Company is required to make annual payments of principal and interest. At the end of the agreement, the Company has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt.

     The book value of assets pledged as collateral amounted to $67.6 as of December 31, 2004.

NOTE 17

CASH FLOW INFORMATION

     The change in receivables, inventories, payables and accrued expenses listed on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2004, 2003 and 2002 consist of the following:

TWELVE MONTHS ENDED
DECEMBER 31,                    2004     2003    2002
-------------------            ------   ------   -----
Change in accounts
  receivable.................  $(21.8)  $(61.6)  $(1.0)
Change in inventories........   (80.3)    31.0    (3.2)
Change in accounts payable
  and accrued expenses.......    16.9     30.1    37.3
                               ------   ------   -----
Change in receivables,
  inventories, accounts
  payable and accrued
  expenses...................  $(85.2)  $ (0.5)  $33.1
                               ======   ======   =====

NOTE 18

FINANCIAL INSTRUMENTS

     The Company uses a variety of derivative financial instruments, including interest rate swaps, foreign currency forward contracts and/or swaps, and on a limited basis, commodity collar contracts, as a means of hedging exposure to interest rate, foreign currency and commodity price risks.

     The Company's credit risk associated with these derivative contracts is generally limited to the unrealized gain on those contracts with a positive fair market value, reduced by the effects of master netting agreements, should any counterparty fail to perform as contracted. The counterparties to the Company's derivative contracts consist of a number of major, interna-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
tional financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.

  FINANCING STRATEGIES AND INTEREST RATE RISK MANAGEMENT:

     The Company maintains a multi-currency debt portfolio to fund its operations. The Company at times uses interest rate swaps to manage the Company's debt portfolio, the related financing costs and interest rate structure.

     At December 31, 2004 and 2003, the Company had interest rate swaps outstanding with notional values totaling $335.8 in both periods. The carrying value of the swaps at December 31, 2004 and 2003 were $84.9 and $81.6, respectively, including $3.3 and $4.0 of accrued interest, respectively. The swaps were designed to manage the interest rate exposure associated with certain long-term debt. The swaps mature at various dates through 2025 and effectively convert much of the long-term debt, mentioned in Note 16 "Debt" above, from fixed to variable rate borrowings. The variable interest rates are based on three-month LIBOR rates plus a spread, which reflects the Company's debt rating, and the coupon of the underlying long-term obligations. The weighted average variable and fixed interest rates were 2.64% and 7.40% at December 31, 2004. There were no ineffective portions of the interest rate swaps and no amounts were excluded from the assessment of effectiveness.

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

     At December 31, 2004 the Company had one foreign currency cash flow hedge outstanding that had no change in value during 2004. At December 31, 2003 the Company had no foreign currency cash flow hedges outstanding. There were no changes in the forecasted transactions during 2004 regarding their probability of occurring that would require amounts to be reclassified to earnings.

     The notional amount of the foreign currency forward contract utilized to hedge cash flow exposures was $0.1 at December 31, 2004. The applicable fair value of this contract at December 31, 2004 was approximately zero. There were no ineffective portions of changes in fair values of cash flow hedge positions reported in earnings for the twelve months ended December 31, 2004, 2003 and 2002, and no amounts were excluded from the measure of effectiveness reported in earnings during these periods.

     At December 31, 2004 and 2003, the Company had foreign currency forward contracts with notional amounts of $93.3 and $81.1, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values of the contracts were $(0.4) and $0.2 at December 31, 2004 and 2003, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during 2004, 2003 and 2002 amounted to $(0.4), $(0.3) and $(0.1), respectively. There were no amounts excluded from the measure of effectiveness.

     The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

NOTE 19
EMPLOYEE BENEFIT PLANS

  PENSION PLANS:

     The Company sponsors numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. In addition to Company sponsored

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company's contribution to such plans amounted to $1.2, $0.7 and $0.4 for the years ended 2004, 2003 and 2002, respectively.

  POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS:

     The Company provides health care and life insurance benefits for certain eligible retired employees. The Company has pre-funded a portion of the health care and life insurance obligations, where such pre-funding can be accomplished on a tax effective basis.

  INVESTMENT AND SAVINGS PLANS:

     The Company sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $31.2, $27.2 and $25.3 for the years ended 2004, 2003 and 2002, respectively.

     Changes in the benefit obligations, changes in plan assets, the weighted-average assumptions and the components of net periodic benefit cost for the years ended 2004 and 2003 were as follows:

                                                                     PENSION              OTHER BENEFITS
                                                              ---------------------     -------------------
                                                                2004         2003        2004        2003
                                                              --------     --------     -------     -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................  $4,330.7     $4,058.7     $ 645.6     $ 588.1
  Service cost..............................................      87.9         73.3         6.5         6.7
  Interest cost.............................................     267.9        256.5        39.2        38.7
  Amendments made during the year/other.....................       3.6          7.4          --          --
  Actuarial (gain) loss.....................................     188.5        139.0        44.1        55.1
  Benefits paid.............................................    (292.1)      (264.0)      (44.0)      (43.0)
  Liabilities assumed through acquisition/other.............     264.3           --        82.8          --
  Effect of currency translation............................      34.7         59.8          --          --
                                                              --------     --------     -------     -------
  Benefit obligation at end of year.........................  $4,885.5     $4,330.7     $ 774.2     $ 645.6
                                                              ========     ========     =======     =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............  $3,470.3     $2,734.8     $ 211.5     $ 177.8
  Actual return on plan assets..............................     542.0        746.8        32.3        41.2
  Assets assumed through acquisition/other..................     237.9           --          --          --
  Employer contributions....................................     129.1        210.7          --          --
  Employee contributions....................................       2.6          1.7          --          --
  Benefits paid.............................................    (266.6)      (246.0)       (8.5)       (7.5)
  Effect of currency translation............................      15.3         22.3          --          --
                                                              --------     --------     -------     -------
  Fair value of plan assets at end of year..................  $4,130.6     $3,470.3     $ 235.3     $ 211.5
                                                              ========     ========     =======     =======
  Funded status.............................................  $ (754.9)    $ (860.4)    $(538.9)    $(434.1)
  Unrecognized net transition asset.........................       0.1          0.3          --          --
  Unrecognized net actuarial (gain) loss....................   1,116.6      1,164.0       241.1       222.7
  Unrecognized prior service cost...........................      23.7         29.4        (1.0)       (4.8)
                                                              --------     --------     -------     -------
  Net accrued benefit cost recognized in the balance
    sheet...................................................  $  385.5     $  333.3     $(298.8)    $(216.2)
                                                              ========     ========     =======     =======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  Amounts recognized in the Consolidated Balance Sheets consist of:

                         PENSION BENEFITS       OTHER BENEFITS
                       ---------------------   -----------------
                         2004        2003       2004      2003
                       ---------   ---------   -------   -------
Prepaid benefit
 cost................  $   640.2   $   569.9   $    --   $    --
Accrued benefit
 cost................   (1,079.7)   (1,187.6)   (298.8)   (216.2)
Intangible assets....       25.1        31.4        --        --
Accumulated other
 comprehensive
 income..............      799.9       919.6        --        --
                       ---------   ---------   -------   -------
Net amount
 recognized..........  $   385.5   $   333.3   $(298.8)  $(216.2)
                       =========   =========   =======   =======

     In 2004, the Company recorded a total after tax increase of $81.8 to its shareholders' equity which reflects a decrease in the minimum pension liability.

  Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                          DECEMBER
                                     -------------------
                                       2004       2003
                                     --------   --------
Projected benefit obligation.......  $4,762.9   $4,263.5
Accumulated benefit obligation.....  $4,463.7   $4,013.4
Fair Value of plan assets..........  $3,993.6   $3,372.0

  ACCUMULATED BENEFIT OBLIGATION:

     The accumulated benefit obligation for all defined benefit plans was $4,586.3 and $4,104.3 at December 31, 2004 and 2003, respectively.

  TABLE OF ASSUMPTIONS:
     Weighted-average assumptions used to determine benefit obligations at December 31:

                          PENSION
                         BENEFITS      OTHER BENEFITS
                       -------------   ---------------
                       2004    2003     2004     2003
                       -----   -----   ------   ------
Discount Rate........  5.94%   6.18%   5.75%    6.25%
Rate of future
  compensation
  increase...........  4.41%   4.42%   4.50%    4.50%

     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

                         PENSION BENEFITS         OTHER BENEFITS
                       ---------------------   ---------------------
                       2004    2003    2002    2004    2003    2002
                       -----   -----   -----   -----   -----   -----
Discount Rate........  6.18%   6.44%   7.14%   6.25%   6.50%   7.25%
Expected return on
  plan assets........  8.89%   8.86%   9.61%   9.00%   9.00%   9.75%
Rate of future
  compensation
  increase...........  4.42%   4.88%   4.89%   4.50%   5.00%   5.00%

     Management develops each assumption using relevant Company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

                                                                     PENSION                  OTHER BENEFITS
                                                           ---------------------------   ------------------------
                                                            2004      2003      2002      2004     2003     2002
                                                           -------   -------   -------   ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost...........................................  $  87.9   $  73.3   $  61.9   $  6.5   $  6.7   $  4.9
  Interest cost..........................................    267.9     256.5     251.2     39.2     38.7     37.7
  Expected return on plan assets.........................   (344.2)   (327.0)   (335.0)   (18.6)   (15.6)   (19.8)
  Amortization of transitional asset.....................      0.1       0.3       0.3       --       --       --
  Amortization of net actuarial (gain) loss..............     43.3      23.5       3.2     11.4     15.7      8.4
  Amortization of prior service cost.....................      7.1       6.4       8.0     (3.8)    (3.8)    (5.2)
                                                           -------   -------   -------   ------   ------   ------
  Net periodic benefit cost..............................  $  62.1   $  33.0   $ (10.4)  $ 34.7   $ 41.7   $ 26.0
                                                           -------   -------   -------   ------   ------   ------
  Effect of curtailments/settlements.....................      3.3       2.4        --       --       --       --
                                                           -------   -------   -------   ------   ------   ------
  Total benefit expense..................................  $  65.4   $  35.4   $ (10.4)  $ 34.7   $ 41.7   $ 26.0
                                                           =======   =======   =======   ======   ======   ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  PLAN ASSETS:

     The pension and welfare benefit plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments, hedge funds and in cash and cash equivalents. The assets of the domestic pension U.S. Master Trust which covers all of the domestic pension plans and the various welfare benefit plan trusts had the following asset allocations as of December 31:

                        PENSION PLAN     OTHER BENEFITS
                          ASSETS AT      PLAN ASSETS AT
                        DECEMBER 31,      DECEMBER 31,
                       ---------------   ---------------
ASSET CATEGORY          2004     2003     2004     2003
--------------         ------   ------   ------   ------
Equity securities....   66.2%    68.5%    72.1%    65.1%
Fixed income
  securities.........   16.4%    21.6%    14.3%    19.0%
Hedge funds..........    9.9%     9.7%     6.9%     7.0%
Cash and other.......    7.5%     0.2%     6.7%     8.9%
                       ------   ------   ------   ------
  Total..............  100.0%   100.0%   100.0%   100.0%
                       ======   ======   ======   ======

     The strategic asset allocation target for the Company's domestic pension funds apportions 70% to equity investments and 30% to fixed income instruments. The investment in the Company's stock within the U.S. Master Trust approximates 1% in 2004 and 2003.

  CONTRIBUTIONS:

     The Company currently anticipates making contributions to its pension plans in a range of $120.0 to $140.0, during 2005, of which $102.4 was made in the first quarter of 2005, to the U.S. Master Trust.

  CASH FLOWS:

  ESTIMATED FUTURE BENEFIT PAYMENTS

     The following benefit payments covering domestic pension and other benefit plans have been projected based on benefits earned to date and the expectation that certain future service will be earned by currently active employees:

                                    PENSION     OTHER
                                    BENEFITS   BENEFITS
                                    --------   --------
2005..............................  $  268.0    $ 52.9
2006..............................     271.9      55.1
2007..............................     277.8      56.9
2008..............................     284.2      58.6
2009..............................     292.9      60.0
2010 - 2014.......................   1,584.1     324.2

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 8.0% for 2004. The assumed rate is 10.0% for 2005, decreasing ratably to 5.0% in 2010. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $39.9 and the aggregate service and interest cost components by $3.1. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $40.4 and the aggregate service and interest cost components by $2.6. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

     The determination of the assumptions shown in the table above and the discussion of health care trend rates is based on the provisions of the applicable accounting pronouncements, the review of various indexes, discussion with our actuaries and the review of competitive surveys in the geographic areas where the plans are sited. Changes in these assumptions would affect the financial condition and results of operations of the Company.

     On December 8, 2003, the Medicare Modernization Act was signed into law. The Medicare Modernization Act introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. The Medicare Modernization Act provides for a two year transitional period to allow for, among other items, the possibility that companies may amend existing plans. There are significant uncertainties regarding the eventual regulations required to implement the Medicare Modernization Act as well as the Medicare

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

Modernization Act's overall effect on plan participant's coverage choices and the related impact on their health care costs. As such, the effects of the Medicare Modernization Act are not reflected in the accumulated postretirement benefit obligation as of December 31, 2004, or in the 2004 net periodic postretirement benefit cost. The Company is currently evaluating the provisions of the Medicare Modernization Act and its potential impact to our postretirement medical plans which we believe will ultimately reduce our accumulated postretirement benefit obligation and other postretirement benefit costs.

  OTHER MATTERS:

     As a result of the acquisition of RSS in August, 2004, the Company assumed $260.0 in liabilities related to the pension benefits accrued by the acquired employees under the Kodak Retirement Income Plan. These benefits were merged into and became part of the ITT Industries domestic salaried pension plan. Under the terms of the purchase and sale agreement, the Kodak plan made a preliminary transfer of assets to the U.S. Master Trust, effective as of the closing date, in the amount of $279.5 subject to adjustment in order to comply with IRS regulations relative to the transfer of assets from one pension plan to another. The Company and its actuaries believe that the ultimate transfer amount allowed under such regulations will be approximately $235.0. Accordingly, the Company has reflected a payable of $44.5 in the accounts of the pension plan and the amounts shown in the table of assets above have been presented net of the amount that is expected to be refunded to the Kodak trust fund.

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

     As of December 31, 2004 and 2003, 52,853,895 and 52,876,689 shares of
Common Stock were held in treasury, respectively.

     The Company included $35.6, $93.1 and $100.0 of Capital Surplus in Retained Earnings at December 31, 2004, 2003 and 2002, respectively.


  STOCK INCENTIVE PLANS:

     The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over ten-year periods, except in certain instances of

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or at nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. The Company makes shares available for the exercise of stock options by purchasing shares in the open market or by issuing shares from treasury.

     A summary of the status of the Company's stock option incentive plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below (shares in thousands):

                                         2004                        2003                        2002
                               -------------------------   -------------------------   -------------------------
                                        WEIGHTED-AVERAGE            Weighted-Average            Weighted-Average
                               SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                               ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at beginning of
  year.......................  8,173         $42.64        7,887         $35.59        9,426         $29.21
Granted......................  1,952          75.49        1,964          61.72        2,114          51.06
Exercised....................  (1,998)        38.20        (1,501)        29.97        (3,628)        27.93
Canceled or expired..........   (133)         38.65         (177)         47.42          (25)         48.33
                               ------        ------        ------        ------        ------        ------
Outstanding at end of year...  7,994         $51.84        8,173         $42.64        7,887         $35.59
                               ======        ======        ======        ======        ======        ======
Options exercisable at
  year-end...................  6,059         $44.30        6,255         $36.75        7,834         $35.39
                               ======        ======        ======        ======        ======        ======
Weighted-average fair value
  of options granted during
  the year...................                $20.94                      $17.67                      $15.77
                                             ======                      ======                      ======

     The following table summarizes information about the Company's stock options at December 31, 2004 (shares in thousands):

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          ------------------------------------------------     ---------------------------
                                     WEIGHTED-AVERAGE
RANGE OF                                REMAINING         WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
EXERCISE PRICES           NUMBER     CONTRACTUAL LIFE      EXERCISE PRICE      NUMBER      EXERCISE PRICE
---------------           ------     ----------------     ----------------     ------     ----------------
$20.32 - 28.38..........    517         1.5 years              $24.50            517           $24.50
 30.31 - 39.56..........  2,765         4.8 years               35.60          2,765            35.60
 42.74 - 45.64..........     59         6.2 years               42.96             59            42.96
 50.65 - 58.57..........  1,220         7.0 years               50.75          1,218            50.75
 61.77 - 69.11..........  1,502         8.0 years               61.97          1,494            61.94
 74.92 - 79.10..........  1,804         9.1 years               74.97              6            74.92
 81.82 - 84.00..........    127         9.5 years               83.02             --               --
                          -----                                                -----
                          7,994                                                6,059
                          -----                                                -----

     The 2003 Equity Incentive Plan was established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 6,100,000. As of December 31, 2004, 4,105,057 net shares were available for future grants. During 2004 and 2003, the Company awarded 6,194 and 9,489 restricted shares with five-year restriction periods respectively in payment of the annual retainer for non-employee directors. During 2004, the Company awarded 13,100 restricted shares to employees with a weighted average restriction period of 2.4 years.

     The 2003 Equity Incentive Plan replaces the 2002 ITT Industries Stock Option Plan for Non-Employee Directors, the ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors and the 1994 ITT Industries Incentive Stock Plan on a prospective basis. All awards granted under these prior plans will continue to vest and

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
be exercisable in accordance with their original terms; however, no future grants will be made from these prior plans.

     The 1994 incentive stock plan provides for awarding restricted stock subject to a restriction period in which the stock cannot be sold, exchanged or pledged. There were no restricted shares awarded in 2004 or 2003, and 10,000 restricted shares were awarded in 2002, under this plan.

     Pursuant to the ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors, the Company did not grant awards in 2004 and 2003. In 2002, 6,098 restricted shares with five-year restriction periods were awarded in payment of the annual retainer for such directors. Restrictions may lapse earlier depending on certain circumstances.

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

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of December 31, 2004, the Company is responsible, or is alleged to be responsible, for approximately 80 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At December 31, 2004, the Company calculated a best estimate of $98.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $72.9 and the high range estimate for those liabilities is $160.8. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of December 31, 2004, the Company's accrual for this liability was $10.4 representing its best estimate; its low estimate for the liability is $7.0 and its high estimate is $15.9.

     ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $5.5 and $19.3. The Company has accrued $8.1 for this matter, which approximates its best estimate.

     The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's. The Company's current estimates for its exposure are between $5.7 and $13.5. It has an accrual for this matter of $9.2 which represents its best estimate of its current liabilities. The Company does not anticipate a default on the part of the other PRPs.

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in 2005. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2004, ITT and Goulds resolved in excess of 4,200 claims through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and substantially

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company ("ACE") et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. The New York action has been stayed in favor of the California suit. ITT and ACE have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers. In addition, Utica National, Goulds' historic insurer, has requested that the Company negotiate a coverage in place agreement to allocate the Goulds' asbestos liabilities between insurance policies issued by Utica and those issued by others. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. Numerous motions are currently pending before the Court. A hearing on class certification is expected in late 2005. On October 5, 2004, the Company filed an action, ITT Industries, Inc. et al. v. Fireman's Fund Insurance Company et al., Superior Court, County of Los Angeles, C.A. No. B.C. 322546, against various insurers who issued historic aircraft products coverage to the Company seeking a declaration that each is liable for the costs of defense of the El Paso matter. The parties have an agreement in principle to resolve this matter whereby the Company will continue to receive the cost of defense of this matter from the insurers. Management believes that the El Paso suit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

  OTHER:

     The Company is involved in an arbitration with Rayonier, Inc., a former subsidiary of the Company's predecessor ITT Corporation. The arbitration involves a claim by Rayonier stemming from the 1994 Distribution Agreement for the spinoff of Rayonier by ITT Corporation. Rayonier seeks a portion of the proceeds from certain settlements in connection with the Company's environmental insurance recovery litiga-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
tion. The parties completed the arbitration hearings in late 2004. A decision is expected in the spring of 2005. The Company believes the claim is grossly overstated and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 22
GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES:

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2004 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2004 the Company has an accrual of $14.2 which is its best estimate of the potential exposure.

     Since its incorporation in 1920, the Company has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. The Company does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. The Company has separately discussed material indemnities provided within the last nine years.

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company has been released from its obligation to perform under both of these guarantees in the third quarter of 2004. The third guarantee is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At December 31, 2004, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2004, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

     The Company has a number of individually immaterial guarantees outstanding at December 31, 2004, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.
  PRODUCT WARRANTIES:

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At December 31, 2004, the Company has a product warranty accrual in the amount of $40.3.

PRODUCT WARRANTY LIABILITIES

                        ACCRUALS FOR       CHANGES IN PRE-EXISTING
BEGINNING BALANCE    PRODUCT WARRANTIES     WARRANTIES INCLUDING                       ENDING BALANCE
 JANUARY 1, 2004    ISSUED IN THE PERIOD    CHANGES IN ESTIMATES       (PAYMENTS)     DECEMBER 31, 2004
-----------------   --------------------   -----------------------   --------------   -----------------
      $34.3                $26.4                    $2.9                 $(23.3)            $40.3

                        ACCRUALS FOR       CHANGES IN PRE-EXISTING
BEGINNING BALANCE    PRODUCT WARRANTIES     WARRANTIES INCLUDING                       ENDING BALANCE
 JANUARY 1, 2003    ISSUED IN THE PERIOD    CHANGES IN ESTIMATES       (PAYMENTS)     DECEMBER 31, 2003
-----------------   --------------------   -----------------------   --------------   -----------------
      $40.2                $22.8                    $(4.5)               $(24.2)            $34.3

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 23

BUSINESS SEGMENT INFORMATION

                                                       DEFENSE      MOTION                  CORPORATE,
                                          FLUID      ELECTRONICS    & FLOW    ELECTRONIC   ELIMINATIONS
                                        TECHNOLOGY   & SERVICES    CONTROL    COMPONENTS     & OTHER       TOTAL
                                        ----------   -----------   --------   ----------   ------------   --------
2004
Sales and revenues....................   $2,594.1     $2,414.0     $1,070.5     $696.9       $  (11.4)    $6,764.1
Operating income (loss)...............      285.9        254.1        147.8       29.5          (82.4)       634.9
Interest income.......................                                                                        22.5
Interest expense......................                                                                        50.4
Gain on sale of assets................                                                                        20.8
Miscellaneous expense (income)........                                                                        17.8
                                                                                                          --------
Income from continuing operations
  before income tax expense...........                                                                    $  610.0
                                                                                                          ========
Long-lived assets.....................      381.2        218.8        235.0      141.2            4.7        980.9
Investments in unconsolidated
  companies...........................        7.5           --          8.6         --             --         16.1
Total assets..........................    2,577.4      1,717.1        763.8      796.8        1,421.6      7,276.7
Gross plant additions.................       54.3         37.4         44.1       28.0            1.3        165.1
Depreciation..........................       63.5         31.8         45.7       33.7            1.1        175.8
Amortization..........................        4.8          4.8          2.2        4.7            6.3         22.8
2003
Sales and revenues....................   $2,249.9     $1,790.9     $  992.3     $585.7       $   (8.0)    $5,610.8
Operating income (loss)...............      271.4        187.1        134.7       14.7          (74.7)       533.2
Interest income.......................                                                                        53.3
Interest expense......................                                                                        43.2
Miscellaneous expense (income)........                                                                         7.9
                                                                                                          --------
Income from continuing operations
  before income tax expense...........                                                                    $  535.4
                                                                                                          ========
Long-lived assets.....................      365.8        149.9        227.1      143.1            6.1        892.0
Investments in unconsolidated
  companies...........................        7.4         11.4          9.0         --             --         27.8
Total assets..........................    2,049.0        833.1        715.9      763.2        1,576.4      5,937.6
Gross plant additions.................       55.1         29.7         38.5       29.3            0.7        153.3
Depreciation..........................       62.9         28.8         43.3       30.5            0.8        166.3
Amortization..........................        6.2           --          3.4        5.5            5.5         20.6
2002
Sales and revenues....................   $1,956.3     $1,513.9     $  935.5     $563.2       $   (6.2)    $4,962.7
Operating income (loss)...............      251.5        154.0        122.4       72.3          (60.5)       539.7
Interest income.......................                                                                        24.1
Interest expense......................                                                                        56.5
Miscellaneous (income) expense........                                                                        (3.6)
                                                                                                          --------
Income from continuing operations
  before income tax expense...........                                                                    $  510.9
                                                                                                          ========
Long-lived assets.....................      342.3        153.4        209.6      129.8            4.2        839.3
Investments in unconsolidated
  companies...........................        7.3         53.9          9.3         --             --         70.5
Total assets..........................    1,867.5        850.1        661.3      676.0        1,334.7      5,389.6
Gross plant additions.................       45.8         36.7         39.7       29.8            0.7        152.7
Depreciation..........................       57.6         26.8         39.5       26.3            0.9        151.1
Amortization..........................        5.3           --          4.6        5.6            3.9         19.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                                            NET SALES AND REVENUES*          LONG-LIVED ASSETS
                                                         ------------------------------   ------------------------
                                                           2004       2003       2002      2004     2003     2002
                                                         --------   --------   --------   ------   ------   ------
GEOGRAPHICAL INFORMATION
  United States........................................  $3,865.0   $3,104.9   $2,866.9   $486.4   $435.1   $462.9
  Western Europe.......................................   1,734.3    1,506.9    1,208.3    415.5    386.0    313.8
  Asia Pacific.........................................     472.5      374.6      355.2     52.9     46.6     43.7
  Other................................................     692.3      624.4      532.3     26.1     24.3     18.9
                                                         --------   --------   --------   ------   ------   ------
  Total Segments.......................................  $6,764.1   $5,610.8   $4,962.7   $980.9   $892.0   $839.3
                                                         ========   ========   ========   ======   ======   ======

---------------

* Net sales to external customers are attributed to individual regions based upon the destination of product or service delivery.

     Sales and revenues by product category, net of intercompany balances, is as follows:

                           2004       2003       2002
                         --------   --------   --------
Sales and Revenues by
  Product Category
  Pumps & Complementary
    Products...........  $2,593.9   $2,249.9   $1,956.3
  Defense Products.....   1,309.2      997.2      885.9
  Defense Services.....   1,103.9      792.2      627.8
  Connectors &
    Switches...........     689.0      583.0      560.2
  Fluid Handling.......     436.7      447.3      470.3
  Flow Control.........     194.5      158.6      156.1
  Brakes...............     265.6      206.1      153.6
  Marine Products......      75.6       86.9       76.7
  Shock Absorbers......      95.7       89.6       75.8
                         --------   --------   --------
  Total................  $6,764.1   $5,610.8   $4,962.7
                         ========   ========   ========

     Defense Electronics & Services had sales and revenues from the United States government of $2,098.2, $1,454.7 and $1,105.3 for 2004, 2003 and 2002,
respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

  FLUID TECHNOLOGY:

     This segment contains the Company's pump and pumping system businesses, including brands such as Flygt(R), Goulds(R), Bell & Gossett(R), A-C Pump(R), Marlow(R), Flowtronex(R), Lowara(R), Vogel(R), and Richter(R) making the Company the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers, engineered valves and related products as well as systems for municipal, industrial, residential, agricultural and commercial applications with brand names such as McDonnell & Miller(R), Hoffman Specialty(TM) and ITT Standard(R) in addition to those mentioned above. Additionally, the Fluid Technology segment produces wastewater aeration and diffuser systems under the brands Sanitaire(R) and ABJ(R), ultraviolet and ozone water disinfection systems under the WEDECO(R) brand and membrane filtration and bioreactor systems under the Aquious(TM) brand for the water and wastewater treatment markets. This segment comprises approximately 38% of the Company's sales and revenues and approximately 40% of its segment operating income for 2004.

  DEFENSE ELECTRONICS & SERVICES:

     The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 46% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 87%, 81% and 73% of 2004, 2003 and 2002 Defense Electronics & Services sales and revenues, respectively, were to the U.S. government. The Defense Electronics & Services segment comprises about 36% of the Company's sales and revenues and 35% of its segment operating income in 2004.

  MOTION & FLOW CONTROL:

     Businesses in the Motion & Flow Control segment produce switches and valves for industrial and aerospace applications, products for the marine and leisure markets under the brands Jabsco(R), Rule(R), Flojet(R) and Danforth(R), system components for the whirlpool baths, hot

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
tub and spa markets under the HydroAir(R) brand, fluid handling materials such as HydroLogic(TM) brand tubing systems and Posi-Lock(R) and HydroLock(R) brand connectors for various automotive and industrial markets, specialty shock absorbers under the brand KONI(R) and brake components for the transportation industry. The Motion & Flow Control segment comprises approximately 16% of the Company's sales and revenues and approximately 20% of its segment operating income for 2004.

  ELECTRONIC COMPONENTS:

     This business consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in communications, computing, aerospace and industrial applications. This segment comprises about 10% of the Company's sales and revenues and 4% of its segment operating income for 2004.

  CORPORATE AND OTHER:

     This primarily includes the operating results and assets of Corporate Headquarters.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 24
QUARTERLY RESULTS FOR 2004 AND 2003 (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                           --------------------------------------------------------
                                                           MAR. 31     JUNE 30     SEPT. 30    DEC. 31       YEAR
                                                           --------    --------    --------    --------    --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
2004
Sales and revenues.......................................  $1,511.1    $1,646.8    $1,663.2    $1,943.0    $6,764.1
Costs of sales and revenues..............................   1,003.4     1,074.6    1,097.3      1,291.1     4,466.4
Income from continuing operations........................      89.0       113.6      110.3        124.6       437.5
Net income...............................................      88.9       112.0      109.8        121.6       432.3
Income from continuing operations per share
  -- Basic...............................................  $   0.96    $   1.23    $  1.20     $   1.35    $   4.74
  -- Diluted.............................................  $   0.94    $   1.20    $  1.17     $   1.32    $   4.63
Net income per share
  -- Basic...............................................  $   0.96    $   1.21    $  1.19     $   1.32    $   4.68
  -- Diluted(a)..........................................  $   0.94    $   1.18    $  1.16     $   1.29    $   4.58
Common stock information
Price range:
  High...................................................  $  78.52    $  85.98    $ 84.61     $  86.72    $  86.72
  Low....................................................  $  71.03    $  75.64    $ 75.17     $  77.40    $  71.03
  Close..................................................  $  76.33    $  83.00    $ 79.99     $  84.45    $  84.45
Dividends per share......................................  $   0.17    $   0.17    $  0.17     $   0.17    $   0.68
                                                           --------    --------    --------    --------    --------
2003
Sales and revenues.......................................  $1,291.5    $1,434.0    $1,371.8    $1,513.5    $5,610.8
Costs of sales and revenues..............................     843.2       946.4      901.2        981.2     3,672.0
Income from continuing operations........................      87.0        92.9      103.5        110.6       394.0
Net income...............................................      86.7        99.9      109.2        108.1       403.9
Income from continuing operations per share
  -- Basic(a)............................................  $   0.95    $   1.01    $  1.12     $   1.20    $   4.27
  -- Diluted(a)..........................................  $   0.93    $   0.99    $  1.10     $   1.17    $   4.18
Net income per share
  -- Basic(a)............................................  $   0.94    $   1.08    $  1.18     $   1.17    $   4.38
  -- Diluted.............................................  $   0.92    $   1.06    $  1.16     $   1.15    $   4.29
Common stock information
Price range:
  High...................................................  $  62.09    $  67.20    $ 69.59     $  75.40    $  75.40
  Low....................................................  $  50.11    $  53.17    $ 59.00     $  60.13    $  50.11
  Close..................................................  $  53.41    $  65.46    $ 59.84     $  74.21    $  74.21
Dividends per share......................................  $   0.16    $   0.16    $  0.16     $   0.16    $   0.64
                                                           --------    --------    --------    --------    --------

---------------
(a) The sum of the quarters' earnings per share does not equal the full year amounts due to rounding.

     The above table reflects the range of market prices of the Company's common stock for 2004 and 2003. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company's common stock is traded, under the symbol "ITT". The Company's common stock is listed on the following exchanges: Frankfurt, London, Midwest, New York, Pacific, and Paris.

     During the period from January 1, 2005 through February 28, 2005, the high and low reported market prices of the Company's common stock were $89.95 and $80.48, respectively. The Company declared dividends of $0.18 per common share in the first quarter of 2005. There were 25,511 holders of record of the Company's common stock on February 28, 2005.

                               INDEX TO SCHEDULE

                                                              PAGE
                                                              ----
Valuation and Qualifying Accounts...........................   S-1

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                       BALANCE    CHARGED TO                 WRITE-OFF/
                                         AT       COSTS AND    TRANSLATION   PAYMENTS/    BALANCE AT
                                      JANUARY 1    EXPENSES    ADJUSTMENT      OTHER      DECEMBER 31
                                      ---------   ----------   -----------   ----------   -----------
YEAR ENDED DECEMBER 31, 2004
Trade Receivables -- Allowance for
  doubtful accounts.................    $22.9       $10.4         $1.1         $ (6.4)       $28.0
Restructuring.......................     20.1        36.0           --          (33.4)        22.7
YEAR ENDED DECEMBER 31, 2003
Trade Receivables -- Allowance for
  doubtful accounts.................    $22.3       $ 6.6         $2.6         $ (8.6)       $22.9
Restructuring.......................     16.3        32.5           --          (28.7)        20.1
YEAR ENDED DECEMBER 31, 2002
Trade Receivables -- Allowance for
  doubtful accounts.................    $21.3       $ 5.8         $1.4         $ (6.2)       $22.3
Restructuring.......................     51.9         9.6           --          (45.2)        16.3

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                             ITT INDUSTRIES, INC.

                                             By /s/ ROBERT J. PAGANO, JR.

                                             -----------------------------------
                                                     ROBERT J. PAGANO, JR.
                                                   VICE PRESIDENT AND CORPORATE
                                                         CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

March 11, 2005

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                TITLE                      DATE
              ---------                                -----                      ----

/s/ STEVEN R. LORANGER                     Chairman, President and Chief     March 11, 2005
--------------------------------------    Executive Officer and Director
STEVEN R. LORANGER
(PRINCIPAL EXECUTIVE OFFICER)


/s/ EDWARD W. WILLIAMS                    Senior Vice President and Chief    March 11, 2005
--------------------------------------           Financial Officer
EDWARD W. WILLIAMS
(PRINCIPAL FINANCIAL OFFICER)


/s/ CURTIS J. CRAWFORD                               Director                March 8, 2005
--------------------------------------
CURTIS J. CRAWFORD


/s/ CHRISTINA A. GOLD                                Director                March 8, 2005
--------------------------------------
CHRISTINA A. GOLD


/s/ RALPH F. HAKE                                    Director                March 8, 2005
--------------------------------------
RALPH F. HAKE


/s/ JOHN J. HAMRE                                    Director                March 8, 2005
--------------------------------------
JOHN J. HAMRE


/s/ RAYMOND W. LEBOEUF                               Director                March 8, 2005
--------------------------------------
RAYMOND W. LEBOEUF


/s/ FRANK T. MACINNIS                                Director                March 8, 2005
--------------------------------------
FRANK T. MACINNIS


/s/ LINDA S. SANFORD                                 Director                March 8, 2005
--------------------------------------
LINDA S. SANFORD

/s/ MARKOS I. TAMBAKERAS                             Director                March 8, 2005
--------------------------------------
MARKOS I. TAMBAKERAS

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
      3
          (a)  ITT Industries, Inc.'s Restated
                 Articles of Incorporation..........    Incorporated by reference to Exhibit
                                                        3(i) to ITT Industries' Form 10-Q for
                                                          the quarterly period ended June 30,
                                                          1997 (CIK No. 216228, File No.
                                                          1-5672).
          (b)  Form of Rights Agreement between ITT
                 Indiana, Inc. and The Bank of New
                 York, as Rights Agent..............    Incorporated by reference to Exhibit
                                                        1 to ITT Industries' Form 8-A dated
                                                          December 20, 1995 (CIK No. 216228,
                                                          File No. 1-5672).
          (c)  ITT Industries, Inc.'s By-laws, as
                 amended December 7, 2004...........    Incorporated by reference, to Exhibit
                                                          99.2 to ITT Industries' Form 8-K
                                                          Current Report dated December 9,
                                                          2004. (CIK No. 216228, File No.
                                                          1-5672).
          Instruments defining the rights of
      4   security
          holders, including indentures.............    Not required to be filed. The
                                                        Registrant hereby agrees to file with
                                                          the Commission a copy of any
                                                          instrument defining the rights of
                                                          holders of long-term debt of the
                                                          Registrant and its consolidated
                                                          subsidiaries upon request of the
                                                          Commission.
      9   Voting Trust Agreement....................    None.
     10   Material contracts
 (10.1)*  Employment Agreement dated as of February
          5, 2004 between ITT Industries, Inc. and
          Edward W. Williams........................    Attached
 (10.2)*  Employment Agreement dated as of June 28,
            2004 between ITT Industries, Inc. and
            Steven R. Loranger......................    Incorporated by reference to Exhibit
                                                          10.2 of ITT Industries' Form 10-Q
                                                          for the quarter ended June 30, 2004
                                                          (CIK No. 216228, File No. 1-5672)
 (10.3)*  Form of Non-Qualified Stock Option Award
            Agreement for Band A Employees..........    Attached
 (10.4)*  Form of Non-Qualified Stock Option Award
            Agreement for Band B Employees..........    Attached
 (10.5)*  ITT Industries, Inc. 2003 Equity Incentive
            Plan (amended and restated as of July       Incorporated by reference to Exhibit
            13, 2004)...............................      10.4 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
 (10.6)*  ITT Industries, Inc. 1997 Long-Term
            Incentive Plan (amended and restated as
            of July 13, 2004).......................    Incorporated by reference to Exhibit
                                                          10.5 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
 (10.7)*  ITT Industries, Inc. 1997 Annual Incentive
            Plan for Executive Officers (amended and
            restated as of July 13, 2004)...........    Incorporated by reference to Exhibit
                                                          10.6 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
 (10.8)*  1994 ITT Industries Incentive Stock Plan
            (amended and restated as of July 13,        Incorporated by reference to Exhibit
            2004)...................................      10.7 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
 (10.9)*  ITT Industries Special Senior Executive
            Severance Pay Plan (amended and restated
            as of July 13, 2004)....................    Incorporated by reference to Exhibit
                                                          10.8 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.10)*  ITT Industries 1996 Restricted Stock Plan
            for Non-Employee Directors (amended and
            restated as of July 13, 2004)...........    Incorporated by reference to Exhibit
                                                          10.9 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.11)*  ITT Industries Enhanced Severance Pay Plan
            (amended and restated as of July 13,        Incorporated by reference to Exhibit
            2004)...................................      10.10 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.12)*  ITT Industries Deferred Compensation Plan
            (Effective as of January 1, 1995
            including amendments through July 13,       Incorporated by reference to Exhibit
            2004)...................................      10.11 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.13)*  ITT Industries 1997 Annual Incentive Plan
            (amended and restated as of July 13,        Incorporated by reference to Exhibit
            2004)...................................      10.12 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.14)*  ITT Industries Excess Pension Plan IA.....    Incorporated by reference to Exhibit
                                                          10.13 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.15)*  ITT Industries Excess Pension Plan IB.....    Incorporated by reference to Exhibit
                                                          10.14 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.16)*  ITT Industries Excess Pension Plan II (as
            amended and restated as of July 13,         Incorporated by reference to Exhibit
            2004)...................................      10.15 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
(10.17)*  ITT Industries Excess Savings Plan (as
            amended and restated as of July 13,         Incorporated by reference to Exhibit
            2004)...................................      10.16 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.18)*  ITT Industries Excess Benefit Trust.......    Incorporated by reference to Exhibit
                                                          10.17 of ITT Industries' Form 10-Q
                                                          for the quarter ended September 30,
                                                          2004 (CIK No. 216228, File No.
                                                          1-5672)
(10.19)
               Form of indemnification agreement
                 with directors.....................    Incorporated by reference to Exhibit
                                                          10(h) to ITT Industries' Form 10-K
                                                          for the fiscal year ended December
                                                          31, 1996 (CIK No. 216228, File No.
                                                          1-5672).
(10.20)
               Distribution Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc........    Incorporated by reference to Exhibit
                                                          10.1 to ITT Industries' Form 8-B
                                                          dated December 20, 1995 (CIK No.
                                                          216228, File No. 1-5672).
(10.21)
               Intellectual Property License
                 Agreement between and among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc........    Incorporated by reference to Exhibit
                                                          10.2 to ITT Industries' Form 8-B
                                                          dated December 20, 1995 (CIK No.
                                                          216228, File No. 1-5672).
(10.22)
               Tax Allocation Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc........    Incorporated by reference to Exhibit
                                                          10.3 to ITT Industries' Form 8-B
                                                          dated December 20, 1995 (CIK No.
                                                          216228, File No. 1-5672).
(10.23)
               Employee Benefit Services and
                 Liability Agreement among ITT
                 Corporation, ITT Destinations, Inc.
                 and ITT Hartford Group, Inc........    Incorporated by reference to Exhibit
                                                          10.7 to ITT Industries' Form 8-B
                                                          dated December 20, 1995 (CIK No.
                                                          216228, File No. 1-5672).
(10.24)
               Five-year Competitive Advance and
                 Revolving Credit Facility Agreement
                 dated as of November 10, 2000......    Incorporated by reference to Exhibit
                                                        10 to ITT Industries' Form 8-K
                                                          Current Report dated November 20,
                                                          2000 (CIK No. 216228, File No.
                                                          1-5672).
(10.25)
               Agreement with Valeo SA with respect
                 to the sale of the Automotive
                 Electrical Systems Business........    Incorporated by reference to Exhibit
                                                          10(b) to ITT Industries' Form 10-Q
                                                          Quarterly Report for the quarterly
                                                          period ended June 30, 1998 (CIK No.
                                                          216228, File No. 1-5672).
(10.26)
               Agreement with Continental AG with
                 respect to the sale of the
                 Automotive Brakes and Chassis
                 Business...........................    Incorporated by reference to Exhibit
                                                        2.1 to ITT Industries' Form 8-K
                                                          Current Report dated October 13,
                                                          1998 (CIK No. 216228, File No.
                                                          1-5672).

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
(10.27)
               Participation Agreement among ITT
                 Industries, Rexus L.L.C. (Rexus)
                 and Air Bail S.A.S. and RBS
                 Lombard, Inc., as investors, and
                 master lease agreement, lease
                 supplements and related agreements
                 between Rexus as lessor and ITT
                 Industries, as lessee..............    Incorporated by Reference to Exhibits
                                                        at Item 9.01 to ITT Industries Form
                                                          8-K Current Report dated December
                                                          20, 2004 (CIK No. 216228, File No.
                                                          1-5672).
     11   Statement re computation of per share
            earnings................................    Not required to be filed.
     12   Statement re computation of ratios........    Filed herewith.
     13   Annual report to security holders, Form
            10-Q or quarterly report to security        Not required to be filed.
            holders.................................
     16   Letter re change in certifying                Incorporated by reference to Exhibit
          accountant................................    16 to ITT Industries' Form 8-K
                                                          Current Report dated March 26, 2002
                                                          (CIK No. 216228, File No. 1-5672).
     18   Letter re change in accounting                None.
          principles................................
     21   Subsidiaries of the Registrant............    Filed herewith.
     22   Published report regarding matters
            submitted to vote of security holders...    Not required to be filed.
     23   Consent of Deloitte & Touche LLP..........    Filed herewith.
     24   Power of attorney.........................    None.
   31.1   Certification pursuant to Rule 13a-14a/
          15d-14(a) of the Securities Exchange Act
          of 1934, as adopted pursuant to Section
          302 of the Sarbanes Oxley Act of 2002.....    Filed herewith.
   31.2   Certification pursuant to Rule 13a-14a/
          15d-14(a) of the Securities Exchange Act
          of 1934, as adopted pursuant to Section
          302 of the Sarbanes Oxley Act of 2002.....    Filed herewith.
   32.1   Certification Pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of    This Exhibit is intended to be
            2002....................................    furnished in accordance with
                                                          Regulation S-K item 601(b)(32)(ii)
                                                          and shall not be deemed to be filed
                                                          for purposes of Section 18 of the
                                                          Securities Exchange Act of 1934 or
                                                          incorporated by reference into any
                                                          filing under the Securities Act of
                                                          1933, except as shall be expressly
                                                          set forth by specific reference.

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
   32.2   Certification Pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of    This Exhibit is intended to be
            2002....................................    furnished in accordance with
                                                          Regulation S-K item 601(b)(32)(ii)
                                                          and shall not be deemed to be filed
                                                          for purposes of Section 18 of the
                                                          Securities Exchange Act of 1934 or
                                                          incorporated by reference into any
                                                          filing under the Securities Act of
                                                          1933, except as shall be expressly
                                                          set forth by specific reference.

---------------
*Management compensatory plan