Form 10-K/A
period 2004-12-31
ITT INDUSTRIES INC
filed 2005-03-15
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 1
                                 ANNUAL REPORT


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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 10, 2005, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



     ITT Industries, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2004 on March 11, 2005. The conformed signature of Deloitte & Touche LLP, the independent registered public accounting firm, was inadvertently omitted from its report on the consolidated financial statements and financial statement schedule, and its report on management's report of the effectiveness of internal control over financial reporting.



     ITT Industries, Inc. is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 to include this information.

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


/s/ Deloitte & Touche LLP

Stamford, Connecticut

March 11, 2005



                                    PART IV



ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULE


     (a) Documents filed as a part of this report:

          1. See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.


          2. See Exhibit Index appearing on page II-2 for a list of the exhibits filed herein as part of this report. Please note that not all exhibits filed or incorporated by reference to the Annual Report on Form 10-K filed on March 11, 2005, were refiled as part of this report.

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


/s/ Deloitte & Touche LLP

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

                                   SIGNATURE




     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                             ITT INDUSTRIES, INC.

                                             By /s/ ROBERT J. PAGANO, JR.

                                             -----------------------------------
                                                     ROBERT J. PAGANO, JR.
                                                   VICE PRESIDENT AND CORPORATE
                                                         CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)


March 15, 2005

EXHIBIT
NUMBER                      DESCRIPTION                               LOCATION
   23.1   Consent of Deloitte & Touche LLP..........    Filed herewith.
   31.1   Certification pursuant to Rule 13a-14a/
          15d-14(a) of the Securities Exchange Act
          of 1934, as adopted pursuant to Section
          302 of the Sarbanes Oxley Act of 2002.....    Filed herewith.
   31.2   Certification pursuant to Rule 13a-14a/
          15d-14(a) of the Securities Exchange Act
          of 1934, as adopted pursuant to Section
          302 of the Sarbanes Oxley Act of 2002.....    Filed herewith.
   32.1   Certification Pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of    This Exhibit is intended to be
            2002....................................    furnished in accordance with
                                                          Regulation S-K item 601(b)(32)(ii)
                                                          and shall not be deemed to be filed
                                                          for purposes of Section 18 of the
                                                          Securities Exchange Act of 1934 or
                                                          incorporated by reference into any
                                                          filing under the Securities Act of
                                                          1933, except as shall be expressly
                                                          set forth by specific reference.
   32.2   Certification Pursuant to 18. U.S.C.
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of    This Exhibit is intended to be
            2002....................................    furnished in accordance with
                                                          Regulation S-K item 601(b)(32)(ii)
                                                          and shall not be deemed to be filed
                                                          for purposes of Section 18 of the
                                                          Securities Exchange Act of 1934 or
                                                          incorporated by reference into any
                                                          filing under the Securities Act of
                                                          1933, except as shall be expressly
                                                          set forth by specific reference.