Form 10-Q
period 2005-03-31
ITT INDUSTRIES INC
filed 2005-05-10
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     As of April 30, 2005, there were outstanding 92,290,613 shares of common stock ($1 par value per share) of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I    FINANCIAL INFORMATION:
          Item 1.  Financial Statements:
                   Consolidated Condensed Income Statements -- Three Months
                   Ended March 31, 2005 and 2004...............................    2
                   Consolidated Condensed Balance Sheets -- March 31, 2005 and
                   December 31, 2004...........................................    4
                   Consolidated Condensed Statements of Cash Flows -- Three
                   Months Ended March 31, 2005 and 2004........................    5
                   Notes to Consolidated Condensed Financial Statements........    6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations: Three Months Ended March 31, 2005
                   and 2004....................................................   22
          Item 3.  Quantitative and Qualitative Disclosure about Market Risk...   34
          Item 4.  Controls and Procedures.....................................   34
Part II   OTHER INFORMATION:
          Item 1.  Legal Proceedings...........................................   34
          Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and
                   Issuer Purchases of Equity Securities.......................   35
          Item 6.  Exhibits....................................................   35
                   Signature...................................................   36
                   Exhibit Index...............................................   37

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

     The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                        (IN MILLIONS, EXCEPT PER SHARE)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Sales and revenues..........................................  $1,883.1   $1,511.1
                                                              --------   --------
Costs of sales and revenues.................................   1,287.7    1,003.4
Selling, general, and administrative expenses...............     270.9      228.0
Research, development, and engineering expenses.............     152.8      144.6
Restructuring and asset impairment charges..................      19.4        4.7
                                                              --------   --------
Total costs and expenses....................................   1,730.8    1,380.7
                                                              --------   --------
Operating income............................................     152.3      130.4
Interest expense............................................      20.1       10.3
Interest income.............................................      14.2        9.2
Miscellaneous expense, net..................................       5.0        3.6
                                                              --------   --------
Income from continuing operations before income taxes.......     141.4      125.7
Income tax expense..........................................      14.2       36.7
                                                              --------   --------
Income from continuing operations...........................     127.2       89.0
Discontinued operations:
  Loss from discontinued operations, including a tax benefit of $5.7 and $-0- for the three months ended March 31,
     2005 and March 31, 2004, respectively..................     (10.7)      (0.1)
                                                              --------   --------
Net income..................................................  $  116.5   $   88.9
                                                              ========   ========

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
EARNINGS PER SHARE:
Income from continuing operations:
  Basic.....................................................  $   1.37   $   0.96
  Diluted...................................................  $   1.35   $   0.94
Discontinued operations:
  Basic.....................................................  $  (0.11)  $     --
  Diluted...................................................  $  (0.11)  $     --
Net income:
  Basic.....................................................  $   1.26   $   0.96
  Diluted...................................................  $   1.24   $   0.94
Cash dividends declared per common share....................  $   0.18   $   0.17
Average Common Shares -- Basic..............................      92.3       92.3
Average Common Shares -- Diluted............................      94.2       94.5

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above income statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  336.3      $  262.9
  Receivables, net..........................................   1,238.8       1,174.3
  Inventories, net..........................................     709.7         708.4
  Current assets of discontinued operations.................       3.8           7.3
  Deferred income taxes.....................................      99.9         107.2
  Other current assets......................................      89.2          69.1
                                                              --------      --------
         Total current assets...............................   2,477.7       2,329.2
                                                              --------      --------
Plant, property, and equipment, net.........................     942.9         980.9
Deferred income taxes.......................................     235.4         212.1
Goodwill, net...............................................   2,488.7       2,514.1
Other intangible assets, net................................     237.7         240.3
Other assets................................................   1,080.3       1,000.1
                                                              --------      --------
         Total non-current assets...........................   4,985.0       4,947.5
                                                              --------      --------
         Total assets.......................................  $7,462.7      $7,276.7
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  712.7      $  719.8
  Accrued expenses..........................................     755.9         717.2
  Accrued taxes.............................................     266.5         277.4
  Notes payable and current maturities of long-term debt....     905.0         729.2
  Current liabilities of discontinued operations............       3.8            --
  Other current liabilities.................................       0.2           2.2
                                                              --------      --------
         Total current liabilities..........................   2,644.1       2,445.8
                                                              --------      --------
Pension benefits............................................   1,072.1       1,079.7
Postretirement benefits other than pensions.................     302.0         298.8
Long-term debt..............................................     535.6         542.8
Other liabilities...........................................     564.7         566.6
                                                              --------      --------
         Total non-current liabilities......................   2,474.4       2,487.9
                                                              --------      --------
         Total liabilities..................................   5,118.5       4,933.7
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
    No par value, none issued...............................        --            --
  Common stock:
    Authorized 200,000,000 shares, $1 par value per share
       Outstanding: 92,285,613 shares and 92,289,113
      shares................................................      92.3          92.3
  Capital Surplus...........................................       3.4          35.6
  Retained earnings.........................................   2,653.4       2,553.5
  Accumulated other comprehensive loss:
    Unrealized loss on investment securities and cash flow
      hedges................................................      (0.7)         (0.6)
    Minimum pension liability...............................    (520.4)       (520.4)
    Cumulative translation adjustments......................     116.2         182.6
                                                              --------      --------
         Total accumulated other comprehensive loss.........    (404.9)       (338.4)
                                                              --------      --------
         Total shareholders' equity.........................   2,344.2       2,343.0
                                                              --------      --------
         Total liabilities and shareholders' equity.........  $7,462.7      $7,276.7
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
OPERATING ACTIVITIES
Net income..................................................  $ 116.5    $  88.9
Loss from discontinued operations...........................     10.7        0.1
                                                              -------    -------
Income from continuing operations...........................    127.2       89.0
Adjustments to income from continuing operations:
  Depreciation and amortization.............................     55.5       48.6
  Restructuring and asset impairment charges................     19.4        4.7
  Payments for restructuring................................    (10.8)      (9.5)
  Change in receivables.....................................    (89.3)    (156.7)
  Change in inventories.....................................    (18.1)       2.6
  Change in accounts payable and accrued expenses...........     53.1       (5.4)
  Change in accrued and deferred taxes......................    (10.6)      21.7
  Change in other current and non-current assets............   (111.4)    (115.4)
  Change in non-current liabilities.........................     (5.2)       0.4
  Other, net................................................      2.6        5.6
                                                              -------    -------
  Net cash -- operating activities..........................     12.4     (114.4)
                                                              -------    -------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................    (30.4)     (28.9)
Acquisitions, net of cash acquired..........................     (1.2)    (243.0)
Proceeds from sale of assets and businesses.................      3.6        2.6
Other, net..................................................      0.3        0.3
                                                              -------    -------
  Net cash -- investing activities..........................    (27.7)    (269.0)
                                                              -------    -------
FINANCING ACTIVITIES
Short-term debt, net........................................    179.3      251.2
Long-term debt repaid.......................................     (3.4)     (35.5)
Long-term debt issued.......................................      0.4         --
Repurchase of common stock..................................    (82.4)     (39.6)
Proceeds from issuance of common stock......................     35.7       17.3
Dividends paid..............................................    (33.2)     (14.8)
Other, net..................................................     (0.3)        --
                                                              -------    -------
  Net cash -- financing activities..........................     96.1      178.6
                                                              -------    -------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........     (9.4)      (8.9)
NET CASH FROM OPERATIONS -- DISCONTINUED OPERATIONS.........      2.0       (1.4)
                                                              -------    -------
Net change in cash and cash equivalents.....................     73.4     (215.1)
Cash and cash equivalents -- beginning of period............    262.9      414.2
                                                              -------    -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 336.3    $ 199.1
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  11.4    $   6.5
                                                              =======    =======
  Income taxes..............................................  $  24.8    $  14.6
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

1) RECEIVABLES, NET

     Net receivables consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
Trade.......................................................  $1,168.1      $1,124.4
Other.......................................................     101.8          84.6
Less: allowance for doubtful accounts and cash discounts....     (31.1)        (34.7)
                                                              --------      --------
                                                              $1,238.8      $1,174.3
                                                              ========      ========

2) INVENTORIES, NET

     Net inventories consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
Finished goods..............................................   $177.7        $187.9
Work in process.............................................    290.4         294.6
Raw materials...............................................    331.7         324.9
Less: progress payments.....................................    (90.1)        (99.0)
                                                               ------        ------
                                                               $709.7        $708.4
                                                               ======        ======

3) PLANT, PROPERTY, AND EQUIPMENT, NET

     Net plant, property, and equipment consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
Land and improvements.......................................  $    63.7    $    65.3
Buildings and improvements..................................      515.6        527.1
Machinery and equipment.....................................    1,727.4      1,757.4
Furniture, fixtures and office equipment....................      247.0        246.3
Construction work in progress...............................       75.4         69.7
Other.......................................................       55.5         58.7
                                                              ---------    ---------
                                                                2,684.6      2,724.5
Less: accumulated depreciation and amortization.............   (1,741.7)    (1,743.6)
                                                              ---------    ---------
                                                              $   942.9    $   980.9
                                                              =========    =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Product sales...............................................  $1,539.0   $1,248.0
Service revenues............................................     344.1      263.1
                                                              --------   --------
Total sales and revenues....................................  $1,883.1   $1,511.1
                                                              ========   ========
Costs of product sales......................................  $1,045.0   $  812.8
Costs of service revenues...................................     242.7      190.6
                                                              --------   --------
Total costs of sales and revenues...........................  $1,287.7   $1,003.4
                                                              ========   ========

     The Defense Electronics & Services segment comprises $312.4 and $235.1 of total service revenues for the three months ended March 31, 2005 and 2004, respectively, and $216.6 and $161.9 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended March 31, 2005
Net income..................................................                            $116.5
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(66.4)      $ --         (66.4)
  Unrealized (loss) gain on investment securities and cash
     flow hedges............................................     (0.2)       0.1          (0.1)
                                                               ------       ----        ------
     Other comprehensive (loss) income......................   $(66.6)      $0.1         (66.5)
                                                                                        ------
Comprehensive income........................................                            $ 50.0
                                                                                        ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)   NET-OF-TAX
                                                              (EXPENSE)    BENEFIT      AMOUNT
                                                              ---------   ---------   ----------
Three Months Ended March 31, 2004
Net income..................................................                            $ 88.9
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(37.9)      $  --        (37.9)
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      0.2        (0.1)         0.1
                                                               ------       -----       ------
     Other comprehensive (loss) income......................   $(37.7)      $(0.1)       (37.8)
                                                                                        ------
Comprehensive income........................................                            $ 51.1
                                                                                        ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share...............  92.3    92.3
Common stock equivalents....................................   1.9     2.2
                                                              ----    ----
Shares used in the computation of diluted earnings per
  share.....................................................  94.2    94.5
                                                              ====    ====

     Options to purchase 1,773,140 shares of common stock at an average price of $90.91 per share were outstanding at March 31, 2005 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2012.

     Options to purchase 9,500 shares of common stock at an average price of $75.28 per share were outstanding at March 31, 2004 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2014.

     The amount of antidilutive restricted common stock excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004 was zero.

7) STOCK-BASED EMPLOYEE COMPENSATION

     At March 31, 2005, the Company has one stock-based employee compensation plan that is issuing new options and restricted shares of common stock. The Company also has one stock-based employee compensation plan and two stock-based non-employee director's compensation plans that have options and restricted shares outstanding, but will not be issuing additional stock-based compensation. These plans are described more fully in Note 20, "Shareholders' Equity," within the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation expense for these plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                               2005    2004
                                                              ------   -----
Net income
  As reported...............................................  $116.5   $88.9
Deduct: Total stock-based employee compensation expense
  determined under the fair value based method for awards
  not reflected in net income -- net of tax.................    (2.7)   (3.1)
                                                              ------   -----
  Pro forma net income......................................  $113.8   $85.8
Basic earnings per share
  As reported...............................................  $ 1.26   $0.96
  Pro forma.................................................  $ 1.23   $0.93
Diluted earnings per share
  As reported...............................................  $ 1.24   $0.94
  Pro forma.................................................  $ 1.21   $0.91

     The Company used the binomial lattice option pricing model to calculate the fair value of all options granted during the first quarter 2005 as of the applicable grant dates. During 2004, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions for grants in the three months ended March 31, 2005 and 2004: dividend yield of 0.79% and 1.40%, respectively; expected volatility of 23.00% and 25.84%, respectively; expected life of 4.6 and 6 years; and risk-free interest rates of 4.00% and 3.66%, respectively.

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Condensed Income Statements during the three month periods ended March 31, 2005 and 2004 was $0.7 and $0.1, respectively.

8) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  2005 RESTRUCTURING ACTIVITIES

     During the first quarter of 2005, the Company recognized a $19.4 restructuring charge. New actions represent $18.6 of the charge. Other costs totaling $0.8 relate to actions announced prior to 2005. The 2005 actions by segment are as follows:

     - The Fluid Technology segment recorded $6.5 primarily for the termination of 105 employees, including 33 factory workers, 62 office workers and 10 management employees. The charge reflects a reduction in structural costs.

     - The Electronic Components segment recorded $6.5 of the charge primarily for the reduction of 155 employees, including 36 factory workers, 101 office workers and 18 management employees. These actions reflect the reorganization of the segment and a consolidation of functions.

     - The Motion & Flow Control segment recognized $5.0 for the termination of 115 employees, including 49 factory workers, 58 office workers and 8 management employees. The headcount reductions relate to the closure of one facility, the transfer of production of selected products from France to Holland, the outsourcing of selected functions to Eastern Europe, and the consolidation of other functions.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

       Additionally, lease cancellation costs of $0.2 and other costs of $0.4 were recorded during the first quarter.

  2004 RESTRUCTURING ACTIVITIES

     During 2004, the Company recognized $38.8 of restructuring charges. Of this amount, $37.7 related to new actions announced during 2004, primarily the planned severance of 1,319 employees and lease cancellation costs. Additionally, $1.1 of expenditures were incurred relating to actions announced prior to 2004.

     The actions announced during 2004 by segment are as follows:

     - The Fluid Technology segment recorded $17.7 for the planned termination of 211 employees, including 52 factory workers, 155 office workers and four management employees. Additionally, $0.7 of lease costs, $0.6 of asset write-offs and $0.7 of other costs were also recognized during the 2004.

     - The Electronic Components segment recorded a $4.5 charge for the recognition of lease cancellation costs and $4.5 charge for the planned termination of 972 employees, including 883 factory workers, 84 office workers and five management employees. The segment also recorded $1.1 and $0.8 for the disposal of machinery and equipment, and other costs, respectively.

     - The Motion & Flow Control segment recorded $4.6 for the planned termination of 133 employees, including 47 factory workers, 77 office workers and nine management employees. Other cost totaling $0.7 were also recognized during 2004.

     - Corporate headquarters recorded $1.8 for the planned termination of one office worker and two management employees.

     The following is a rollforward of the accrued cash restructuring balances for all restructuring plans.

                                                   DEFENSE     MOTION
                                      FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                    TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER   TOTAL
                                    ----------   -----------   -------   ----------   ---------   -----
Balance January 1, 2005...........    $11.1         $ 0.1       $ 4.2      $ 6.2        $ 1.1     $22.7
Additional charges for prior year
  plans...........................       --            --          --        0.8           --       0.8
Payments for prior charges........     (5.4)         (0.1)       (2.0)      (1.0)        (0.6)     (9.1)
2005 restructuring charges........      6.5            --         5.6        6.5           --      18.6
Payments for 2005 charges.........     (0.7)           --        (0.5)      (0.5)          --      (1.7)
Translation.......................     (0.5)           --          --         --           --      (0.5)
Other.............................       --            --          --        0.1          0.1       0.2
                                      -----         -----       -----      -----        -----     -----
Balance March 31, 2005............    $11.0         $  --       $ 7.3      $12.1        $ 0.6     $31.0
                                      =====         -----       =====      =====        =====     =====

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

     At December 31, 2004, the accrual balance for restructuring activities was $22.7. Cash payments of $10.8 and an additional restructuring charge of $19.4 were recorded in the first three months of 2005. The accrual balance at March 31, 2005 is $31.0, which includes $25.2 for severance and $5.8 for facility carrying costs and other.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     As of December 31, 2004, remaining actions under restructuring activities announced in 2004 and earlier were to reduce headcount by 685. During the first three months of 2005, the Company announced the additional planned termination of 375 people, and reduced headcount by 212 persons related to all plans, leaving a balance of 848 planned reductions. Actions announced during the first quarter of 2005 will be completed by the end of the third quarter of 2005. Actions announced during 2004 will be substantially completed by the end of the of 2005. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Notes 1, "Summary of Significant Accounting Policies", and 18, "Financial Instruments," within the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks.

     At March 31, 2005 and December 31, 2004, the values of the Company's interest rate swaps were $82.1 and $84.9, including $7.7 and $3.3 of accrued interest, respectively.

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not required as no material activity occurred during the first three months of 2005 and 2004. Additional disclosures required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At March 31, 2005 the Company had no foreign currency cash flow hedges outstanding. At December 31, 2004 the Company had one foreign currency cash flow hedge outstanding with a notional amount of $0.1.

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At March 31, 2005 and December 31, 2004, the Company had foreign currency forward contracts with notional amounts of $114.7 and $93.3, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2005 and 2004 contracts were $(1.2) and $(0.4) at March 31, 2005 and December 31, 2004, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first three months of 2005 and 2004 amounted to $0.1 and $(0.1), respectively. There were no amounts excluded from the measure of effectiveness.

     The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

10) GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company follows the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant. Annual goodwill impairment tests were completed in the first quarters of 2005 and 2004 (as of the beginning of the year) and it was determined that no impairment exists.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     Changes in the carrying amount of goodwill for the quarter ended March 31, 2005, by business segment, are as follows:

                                                DEFENSE     MOTION
                                   FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                 TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER    TOTAL
                                 ----------   -----------   -------   ----------   ---------   --------
Balance as of January 1,
  2005.........................   $1,080.9      $904.8      $187.3      $336.1       $5.0      $2,514.1
Goodwill acquired during the
  period.......................         --          --          --          --         --            --
Other, including foreign
  currency translation.........      (22.3)        0.7        (1.5)       (2.3)        --         (25.4)
                                  --------      ------      ------      ------       ----      --------
Balance as of March 31, 2005...   $1,058.6      $905.5      $185.8      $333.8       $5.0      $2,488.7
                                  ========      ======      ======      ======       ====      ========

     Information regarding the Company's other intangible assets follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
Finite-lived intangibles --
  Customer Relationships....................................   $138.8        $138.8
  Proprietary Technology....................................     21.4          21.4
  Patents and other.........................................     46.1          44.1
  Accumulated amortization..................................    (23.4)        (18.8)
Indefinite-lived intangibles --
  Brands and trademarks.....................................     29.7          29.7
  Pension related...........................................     25.1          25.1
                                                               ------        ------
  Net intangibles...........................................   $237.7        $240.3
                                                               ======        ======

     During the first quarter of 2004, the Company completed the acquisition of WEDECO AG Water Technology ("WEDECO"). As of March 31, 2005, intangible assets related to the acquisition of WEDECO include $237.1 of goodwill, $12.0 of intangibles for tradenames, $21.4 of proprietary technology, $18.8 of customer relationships and $5.6 of patents and other. During the third quarter of 2004, the Company completed the acquisition of Remote Sensing Systems ("RSS"). As of March 31, 2005, intangible assets related to the acquisition of RSS include $598.3 of goodwill, $120.0 of intangible assets related to customer relationships and $4.9 of other intangible assets.

     Amortization expense related to intangible assets for the three month periods ended March 31, 2005 and 2004 was $4.6 and $0.7, respectively.

     Estimated amortization expense for each of the five succeeding years is as follows:

2006    2007    2008    2009    2010
----    ----    ----    ----    ----
$22.3   $20.2   $17.4   $15.7   $14.3

11) DISCONTINUED OPERATIONS

  AUTOMOTIVE -- DISCONTINUED OPERATIONS

     In September of 1998, the Company completed the sales of its automotive Electrical Systems business to Valeo SA for approximately $1,700 and its Brake and Chassis unit to Continental AG of Germany for approximately $1,930. These dispositions were treated as discontinued operations. In 1998, the Company received notifications of claims from the buyers of the automotive business requesting post-closing adjust-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

ments to the purchase prices under the provisions of the sales agreements. In 1999, those claims were submitted to arbitration. In 2001 and early in 2002, both claims were favorably resolved.

     At March 31, 2005, the Company had automotive discontinued operations accruals of $188.6 that are primarily related to taxes ($154.1), product recalls ($7.8), environmental obligations ($14.1) and employee benefits ($12.6). During the first quarter of 2005, the Company made immaterial payments of its automotive discontinued operations liabilities. The Company expects that it will cash resolve $154.1 of tax obligations in 2005.

  NS&S -- DISCONTINUED OPERATIONS

     In the fourth quarter of 2004, the Company decided to sell its Network Systems & Services (NS&S) business. NS&S produces robust structured cabling and intelligent high-speed network solutions. After a comprehensive review of the Company's expected future profitability and market participation, the Company believed that NS&S would provide greater value for an organization whose primary focus is the networking market.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Longed-Lived Assets," ("SFAS 144") requires the Company to classify the assets and liabilities of the disposal group as held for sale and to classify the results of operations of the component as discontinued operations.

12) PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

     The components of net periodic pension cost consist of the following:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Components of net periodic pension cost:
  Service cost..............................................  $ 24.0   $ 20.8
  Interest cost.............................................    70.5     66.1
  Expected return on plan assets............................   (90.2)   (83.7)
  Amortization of prior service cost........................     1.2      1.7
  Recognized actuarial loss.................................    17.8     12.7
                                                              ------   ------
  Net periodic pension cost.................................  $ 23.3   $ 17.6
                                                              ======   ======

     Net periodic pension expense increased in the first quarter of 2005 as a result of the lower discount rate adopted at year end 2004, higher average foreign exchange rates, a higher amortization of actuarial losses and an increase in costs associated with the 2004 acquisition of RSS.

     The Company contributed approximately $106.9 to its various plans during the first quarter of 2005. Additional contributions totaling between $15.0 and $35.0 are expected over the balance of 2005.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

     The components of net periodic postretirement cost consist of the following:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Components of net periodic postretirement cost:
  Service cost..............................................  $ 1.9    $ 1.8
  Interest cost.............................................   10.8      9.8
  Expected return on plan assets............................   (5.2)    (4.7)
  Amortization of prior service benefit.....................   (0.5)    (1.0)
  Recognized actuarial loss.................................    3.6      3.5
                                                              -----    -----
  Net periodic postretirement cost..........................  $10.6    $ 9.4
                                                              =====    =====

     Net periodic expense increased in the first quarter of 2005 as a result of lower discount rates and an increase in the assumed rate of medical inflation adopted at year end 2004 and the inclusion of costs associated with the 2004 acquisition of RSS.

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The Company adopted this pronouncement effective July 1, 2004, but was unable to conclude whether benefits of its plans are actuarially equivalent based on the proposed regulations released in August 2004. Currently, the Company is analyzing the effect of the Medicare Modernization Act on the Company's plans based on the final regulations issued at the end of January 2005 and has not taken any action at this time to reflect the Medicare Modernization Act changes. In addition, it was assumed that the adoption of this pronouncement did not affect demographic factors used to determine plan assets and obligations at December 31, 2004, the Company's measurement date. See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K for discussion of postretirement benefits.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

  ENVIRONMENTAL

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K. In management's opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of March 31, 2005, the Company is responsible, or is alleged to be responsible, for approximately 80 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At March 31, 2005, the Company calculated a best estimate of $98.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $72.9 and the high range estimate for those liabilities is $160.8. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of March 31, 2005, the Company's accrual for this liability was $10.4 representing its best estimate; its low estimate for the liability is $7.0 and its high estimate is $15.9.

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

     The Company has received demands from U.S. Silica for partial indemnity regarding personal injury actions alleging injury due to silica. In 1985, the Company sold the stock of its subsidiary Pennsylvania Glass Sand to U.S. Silica. As part of that transaction, the Company provided an indemnity to U.S. Silica for silica personal injury suits. That indemnity expires in September 2005. Costs incurred in these matters related to the defense, settlements or judicial awards are allocated between U.S. Silica and the Company. The Company's allocated portion is paid in part by its historic product liability carriers and then shared pursuant to the Distribution Agreement. See "Company History and Certain Relationships" within Part 1, Item 1 of the 2004 Annual Report on Form 10-K for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  OTHER

     The Company is involved in an arbitration with Rayonier, Inc., a former subsidiary of the Company's predecessor ITT Corporation. On May 2, 2005 the arbitrator issued an award directing the Company to make a payment to Rayonier. The Company has filed an appeal of the award in the United States District Court for the Southern District of New York, C.A. No. 05-CV-4322 (CLB). The award, if enforced, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

14) GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES

     In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at March 31, 2005 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits,

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at March 31, 2005 the Company has an accrual of $14.1 which is its best estimate of the potential exposure.

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

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District (the District). The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company has been released from its obligation to perform under both of these guarantees in the third quarter of 2004. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At March 31, 2005, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At March 31, 2005, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

     The Company has a number of individually immaterial guarantees outstanding at March 31, 2005, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

  PRODUCT WARRANTIES

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At March 31, 2005, the Company has a product warranty accrual in the amount of $40.4.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

PRODUCT WARRANTY LIABILITIES

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                  ENDING BALANCE
 JANUARY 1, 2005      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   MARCH 31, 2005
-----------------   -----------------   -----------------------   ----------   --------------
      $40.3               $10.0                  $(1.1)             $(8.8)         $40.4
      -----               -----                  -----              -----          -----

                      ACCRUALS FOR
                         PRODUCT        CHANGES IN PRE-EXISTING
BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                  ENDING BALANCE
 JANUARY 1, 2004      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)   MARCH 31, 2004
-----------------   -----------------   -----------------------   ----------   --------------
      $34.3               $7.0                   $(0.9)             $(4.6)         $35.8
      -----               ----                   -----              -----          -----

15) ACQUISITIONS

     During the first three months of 2004, the Company spent $243.0 primarily for the acquisitions of the following:

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

     As of March 31, 2005, the excess of the purchase price over the fair value of net assets acquired of $238.9 is recorded as goodwill.

OTHER 2004 ACQUISITIONS

     On August 13, 2004, the Company purchased all of the RSS business from Eastman Kodak for $736.9 in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services. Management believes that the acquisition of RSS will enhance the Company's competitive position in the space payload and service product offering industry and create a full spectrum provider with the latest visible and infrared satellite imaging technology in the remote sensing market.

     As of March 31, 2005, the excess of the purchase price of RSS over the fair value of net assets acquired of $598.3 is recorded as goodwill and is deductible for tax purposes. The entire goodwill balance is reflected in the Defense Electronics & Services segment.

     The Company has preliminarily assigned values to the assets and liabilities of RSS; however, the allocation is subject to further refinement.

  PRO FORMA RESULTS

     The following unaudited pro forma financial information presents the combined results of operations of the Company and RSS as if RSS was acquired on January 1, 2004. The pro forma results presented below for 2004 combine the results of the Company for 2004 and the historical results of RSS from January 1, 2004 to March 31, 2004, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations that would have been reported had RSS been acquired as of the beginning of 2004 and should not be taken as indicative of the Company's future

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

consolidated results of operations. Pro forma adjustments are tax effected at the Company's effective tax rate in the period presented.

                                                                2004
                                                              --------
Sales and Revenues..........................................  $1,641.6
                                                              --------
Net Income..................................................  $   95.1
                                                              --------
Diluted earnings per share..................................  $   1.01
                                                              --------

16) BUSINESS SEGMENT INFORMATION

     Unaudited financial information of the Company's business segments for the three months ended March 31, 2005 and 2004 were as follows:

                                              DEFENSE      MOTION &
THREE MONTHS ENDED              FLUID      ELECTRONICS &     FLOW     ELECTRONIC   CORPORATE
MARCH 31, 2005                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS   AND OTHER    TOTAL
------------------            ----------   -------------   --------   ----------   ---------   --------
Sales and revenues..........   $  639.6      $  775.7       $297.6      $173.7     $   (3.5)   $1,883.1
                               --------      --------       ------      ------     --------    --------
Costs of sales and
  revenues..................      418.1         532.8        216.1       124.8         (4.1)    1,287.7
Selling, general, and
  administrative expenses...      143.1          49.4         25.7        30.9         21.8       270.9
Research, development, and
  engineering expenses......       15.9         115.7         11.6         9.6           --       152.8
Restructuring and asset
  impairment charges........        6.5            --          5.6         7.3           --        19.4
                               --------      --------       ------      ------     --------    --------
Total costs and expenses....      583.6         697.9        259.0       172.6         17.7     1,730.8
                               --------      --------       ------      ------     --------    --------
Operating income
  (expense).................   $   56.0      $   77.8       $ 38.6      $  1.1     $  (21.2)   $  152.3
                               ========      ========       ======      ======     ========    ========
Total assets................   $2,524.2      $1,816.5       $775.2      $766.5     $1,580.3    $7,462.7

                                              DEFENSE      MOTION &
THREE MONTHS ENDED              FLUID      ELECTRONICS &     FLOW     ELECTRONIC   CORPORATE
MARCH 31, 2004                TECHNOLOGY     SERVICES      CONTROL    COMPONENTS   AND OTHER    TOTAL
------------------            ----------   -------------   --------   ----------   ---------   --------
Sales and revenues..........   $  574.9       $506.5        $274.0      $157.4     $   (1.7)   $1,511.1
                               --------       ------        ------      ------     --------    --------
Costs of sales and
  revenues..................      381.0        314.0         198.6       109.2          0.6     1,003.4
Selling, general, and
  administrative expenses...      124.2         32.7          25.7        30.5         14.9       228.0
Research, development, and
  engineering expenses......       14.0        111.1          10.4         9.1           --       144.6
Restructuring and asset
  impairment charges........        3.2           --           0.2         1.7          0.2         5.3
Reversal of restructuring
  charge....................       (0.2)          --            --        (0.4)          --        (0.6)
                               --------       ------        ------      ------     --------    --------
Total costs and expenses....      522.2        457.8         234.9       150.1         15.7     1,380.7
                               --------       ------        ------      ------     --------    --------
Operating income
  (expense).................   $   52.7       $ 48.7        $ 39.1      $  7.3     $  (17.4)   $  130.4
                               ========       ======        ======      ======     ========    ========
Total assets................   $2,358.8       $915.3        $733.3      $755.1     $1,508.8    $6,271.3

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

            (IN MILLIONS, EXCEPT PER SHARE, UNLESS OTHERWISE STATED)

(17) QUARTERLY FINANCIAL PERIODS

     The Company's 2005 quarterly financial periods end on the Saturday after the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. During 2004, the Company's quarterly financial periods ended on the Saturday before the last day of the quarter, except for the last quarterly period of the fiscal year, which ended on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     The Company enjoyed strong operating performance in the first quarter of 2005. Revenues grew 24.6% from the comparable prior year quarter. Higher volume in all segments contributed 13.1% of the growth and acquisitions and foreign currency contributed 11.5% of the growth. These results reflect the strength of the Company's portfolio of businesses and the introduction of new products. Based on these results and current and projected market conditions, the Company forecasts full year 2005 revenue between $7,435 million and $7,630 million.

     Operating income in the first quarter of 2005 was 16.8% higher than the first quarter of 2004. The increase reflects higher volume, partially offset by increased restructuring costs and additional marketing and administrative costs associated with the 2004 acquisitions of the Remote Sensing Systems business and WEDECO AG Water Technology. The Company forecasts full year 2005 segment operating income to be between approximately $840 million and $885 million.

     Diluted earnings per share were $1.24 for the quarter and includes the impact of favorable tax settlements (and related interest income), $0.36, restructuring $(0.14) and discontinued operations (0.11). Diluted earnings per share for the comparable prior year quarter were $0.94 and include the impact of favorable tax settlements, $0.5, and restructuring and other $(0.04). Full year 2005 diluted earnings per share are forecasted to be between $5.10 and $5.25.

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

     Sales and revenues for the first quarter of 2005 were $1,883.1 million, an increase of $372.0 million, or 24.6%, from the same period for 2004. Costs of sales and revenues of $1,287.7 million for the first quarter of 2005 increased $284.3 million, or 28.3%, from the comparable 2004 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in all segments, contributions from two 2004 acquisitions made by the Defense Electronics & Services and Fluid Technology segments and the impact of foreign currency translation. The increase in costs of sales and revenues also reflects a change in product mix in the Defense Electronics & Services segment.

     Selling, general and administrative ("SG&A") expenses for the first quarter of 2005 were $270.9 million, an increase of $42.9 million, or 18.8%, from the first quarter of 2004. The increase in SG&A expenses was primarily due to increased marketing expense in all segments, including expenses from two 2004 acquisitions, higher general and administrative expenses and the impact of foreign currency translation. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, administrative expenses related to two 2004 acquisitions and increased expenditures for tax planning initiatives.

     Research, development and engineering ("RD&E") expenses for the first quarter of 2005 increased $8.2 million, or 5.7%, compared to the first quarter of 2004. The increase is attributable to increased spending in all segments.

     During the first quarter of 2005, the Company recorded a $19.4 million restructuring charge to streamline its operating structure. The charge primarily reflects severance costs for the planned termination of 375 employees. During the first quarter of 2004, the Company recorded a $5.3 million restructuring charge. The charge primarily reflected the planned reduction of 103 employees. Additionally, $0.6 million of restructuring accruals related to 2003 and 2001 restructuring actions were reversed into income during the first quarter of 2004, as management determined that certain cash expenditures would not be incurred. Refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information.

     Operating income for the first quarter of 2005 was $152.3 million, an increase of $21.9 million, or 16.8%, over the first quarter of 2004. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A and RD&E expenses. Segment operating margin for the first quarter of 2005 was 9.2%, or 60 basis points below the comparable prior year quarter. The variance in segment operating margin is primarily attributable to increased restructuring charges.

     Interest expense during the first quarter of 2005 was $20.1 million, an increase of $9.8 million, or 95.1% from the comparable prior year period. This increase reflects higher interest rates and higher debt balances (reflecting 2004 acquisitions). Additionally, the Company recognized $14.2 million of interest income during the first quarter of 2005 compared to $9.2 million during the first quarter of 2004. The increase of $5.0 million, or 54.3%, primarily reflects the recognition of interest income associated with tax settlements related to prior year tax filings.

     During the first quarter of 2005 income tax expense was $14.2 million, $22.5 million, or 61.3% less than the applicable prior year period. The variance primarily reflects the recognition of tax settlements totaling approximately $30 million relating to prior year tax filings. Partially offsetting these items is the increase in taxable income during the first quarter of 2005 compared to the first quarter of 2004.

     Income from continuing operations was $127.2 million, or $1.35 per diluted share compared to $89.0 million or $0.94 per diluted share for the first quarter of 2004. The increase reflects the results discussed above.

     During the first quarter of 2005, the Company recognized a $10.7 million loss from discontinued operations compared to a loss of $0.1 million in the comparable period. The 2005 loss primarily relates to losses and asset write downs associated with the Company's Network Systems & Services business. Additional costs related to other discontinued operations also contributed to the charge.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $64.7 million, or 11.3%, and $37.1 million, or 9.7%, respectively, in the first quarter of 2005 compared to the first quarter of 2004. Higher sales in the water/wastewater markets and industrial products businesses, acquisition revenue from the water treatment business and the impact of foreign currency translation were the primary factors for the increases. SG&A for the first quarter of 2005 increased $18.9 million, or 15.2%, compared to 2004, mainly due to increased advertising costs, sales commissions and administrative costs in most businesses, foreign currency translation and costs attributable to a 2004 acquisition. During the first quarter of 2005, the segment recorded a $6.5 million restructuring charge related to activities to reduce structural costs. During the first quarter of 2004, the segment recorded a $3.2 million restructuring charge mainly related to a planned reduction in headcount. Additionally, during 2004, $0.2 million of restructuring accruals were reversed into income as closed facility costs were less than initially anticipated (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first quarter of 2005 increased $3.3 million, or 6.3%, compared to the first quarter of 2004 due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first quarter of 2005 increased $269.2 million, or 53.1%, and $218.8 million, or 69.7%, respectively, from the comparable prior year period. The increases are primarily due to higher volume in the night vision, communications, electronic warfare and systems businesses. Contributions from a third quarter 2004 acquisition also contributed to the increase in revenues. Additionally, a change in product mix also contributed to the increase in costs of sales and revenues. SG&A expenses increased $16.7 million, or 51.1%, primarily due to increased employee benefit and administrative costs, higher marketing costs and costs associated with a third quarter 2004 acquisition. RD&E expenses increased $4.6 million, or 4.1%, primarily due to increased spending in the segment's services businesses. Operating income for the first quarter of 2005 was $77.8 million, an increase of $29.1 million, or 59.8%, compared to the same quarter in 2004. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $297.6 million and $216.1 million, respectively, during the first quarter of 2005, reflecting increases of $23.6 million, or 8.6%, and

$17.5 million, or 8.8%, from the first quarter of 2004. The increases were mainly due to higher volume in the friction material businesses and the impact of foreign currency translation partially offset by volume declines in the fluid handling business. SG&A expenses were flat with the comparable prior year period. During the first quarters of 2005 and 2004, the segment recorded $5.6 million and $0.2 million of restructuring charges, respectively, mainly related to actions to reduce operating costs (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $38.6 million was $0.5 million, or 1.3%, lower in the first quarter of 2005 compared to the first quarter of 2004 primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $173.7 million and costs of sales and revenues of $124.8 million in the first quarter of 2005, increased $16.3 million, or 10.4%, and $15.6 million, or 14.3%, respectively, from the comparable prior year period. The increases reflect higher volume in most businesses and the impact of foreign currency translation. Additionally, a change in product mix also contributed to the increase in costs of sales and revenues. SG&A expenses increased $0.4 million due to increased marketing, and the impact of foreign currency translation. During the first quarters of 2005 and 2004, the segment recorded $7.3 million and $1.7 million of restructuring charges, respectively, relating to planned actions to reduce structural costs. Additionally, during 2004, $0.4 million of restructuring accruals were reversed into income reflecting lower than anticipated severance costs (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first quarter of 2005 decreased $6.2 million, or 84.9%, from the first quarter of 2004. The decrease was due to the factors discussed above.

     Corporate expenses increased $3.8 million in the first quarter of 2005, primarily due to costs related to process improvement initiatives in 2005, employee benefit costs and tax increased expenditures for tax planning initiatives.

STATUS OF RESTRUCTURING AND ASSET IMPAIRMENTS

  2005 RESTRUCTURING ACTIVITIES

     During the first quarter of 2005, the Company recognized a $19.4 million restructuring charge. New actions represent $18.6 million of the charge. Other costs totaling $0.8 million relate to actions announced prior to 2005. The 2005 actions by segment are as follows:

     - The Fluid Technology segment recorded $6.5 million primarily for the termination of 105 employees, including 33 factory workers, 62 office workers and 10 management employees. The charge reflects a reduction in structural costs.

     - The Electronic Components segment recorded $6.5 million of the charge primarily for the reduction of 155 employees, including 36 factory workers, 101 office workers and 18 management employees. These actions reflect the reorganization of the segment and a consolidation of functions.

     - The Motion & Flow Control segment recognized $5.0 million for the termination of 115 employees, including 49 factory workers, 58 office workers and 8 management employees. The headcount reductions relate to the closure of one facility, the transfer of production of selected products from France to Holland, the outsourcing of selected functions to Eastern Europe, and the consolidation of other functions. Lease cancellation costs of $0.2 million and other costs of $0.4 million were also recorded during the first quarter.

     As of March 31, 2005, the Company had made $1.7 million of payments attributable to the 2005 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented, as required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2005 are approximately $15.8 million during 2005 and $127.5 million between 2006 and 2010. The savings primarily represents lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

  2004 RESTRUCTURING ACTIVITIES

     During 2004, the Company recognized $38.8 million of restructuring charges. Of this amount, $37.7 million related to new actions announced during 2004, primarily the planned severance of 1,319 employees and the lease cancellation costs. Additionally, $1.1 million of expenditures were incurred relating to actions announced prior to 2004.

     The actions announced during 2004 by segment are as follows:

     - The Fluid Technology segment recorded $17.7 million for the planned termination of 211 employees, including 52 factory workers, 155 office workers and four management employees. Additionally, $0.7 million of lease costs, $0.6 million of asset write-offs and $0.7 million of other costs were also recognized during the 2004.

     - The Electronic Components segment recorded a $4.5 million charge for the recognition of lease cancellation costs and $4.5 million charge for the planned termination of 972 employees, including 883 factory workers, 84 office workers and five management employees. The segment also recorded $1.1 million and $0.8 million for the disposal of machinery and equipment, and other costs, respectively.

     - The Motion & Flow Control segment recorded $4.6 million for the planned termination of 133 employees, including 47 factory workers, 77 office workers and nine management employees. Other cost totaling $0.7 million were also recognized during 2004.

     - Corporate headquarters recorded $1.8 million for the planned termination of one office worker and two management employees.

     During the first quarter of 2005, the Company made $7.9 of payments attributable to the 2004 restructuring plans.

     The projected future cash savings from the restructuring actions announced during 2004 are approximately $30 million during 2005 and approximately $130 million between 2006 and 2009. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses."

     The following table displays a rollforward of the restructuring accruals for the 2004 restructuring programs (in millions):

                                                                      CASH CHARGES
                                                        ----------------------------------------
                                                                       LEASE
                                                        SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                        ---------   -----------   -----   ------
Establishment of 2004 Plans...........................   $ 28.6        $ 5.2      $ 2.2   $ 36.0
Payments..............................................    (14.5)        (0.7)      (1.8)   (17.0)
Reversals.............................................     (0.2)          --         --     (0.2)
Translation...........................................      0.5           --         --      0.5
                                                         ------        -----      -----   ------
Balance December 31, 2004.............................   $ 14.4        $ 4.5      $ 0.4   $ 19.3
                                                         ------        -----      -----   ------
Additional charges....................................      0.8           --         --      0.8
Payments..............................................     (7.2)        (0.6)      (0.1)    (7.9)
Translation...........................................     (0.4)          --         --     (0.4)
                                                         ------        -----      -----   ------
Balance March 31, 2005................................   $  7.6        $ 3.9      $ 0.3   $ 11.8
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

     During the first quarter of 2005, headcount was reduced by 49 persons and the Company experienced employee attrition, leaving a balance of 635 planned reductions related to the 2004 restructuring plans.

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

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2003 to March 31, 2005 (in thousands):

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

                                                                                            2004
                                             BEGINNING BALANCE     2004        2004        OTHER      ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2004    SPENDING   SETTLEMENTS   ACTIVITY   DECEMBER 31, 2004
-------------------------------------------  -----------------   --------   -----------   --------   -----------------
Other Deferred Liabilities.............          $     --          $ --        $  --       $   --        $     --
Accrued Expenses.......................            17,686            (7)          --        2,691          20,370
Environmental..........................            14,248           (92)          --           --          14,156
Income Tax.............................           154,151            --           --           --         154,151
                                                 --------          ----        -----       ------        --------
Total..................................          $186,085          $(99)       $  --       $2,691        $188,677
                                                 ========          ====        =====       ======        ========

                                                                                            2005
                                             BEGINNING BALANCE     2005        2005        OTHER       ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2005    SPENDING   SETTLEMENTS   ACTIVITY     MARCH 31, 2005
-------------------------------------------  -----------------   --------   -----------   --------   ------------------
Other Deferred Liabilities.............          $     --          $ --        $  --       $  --          $     --
Accrued Expenses.......................            20,370            --           --          --            20,370
Environmental..........................            14,156           (46)          --          --            14,110
Income Tax.............................           154,151            --           --          --           154,151
                                                 --------          ----        -----       -----          --------
Total..................................          $188,677          $(46)       $  --       $  --          $188,631
                                                 ========          ====        =====       =====          ========

     At March 31, 2005, the Company has automotive discontinued operations accruals of $188.6 million that primarily relate to the following: taxes $154.1 million -- which are related to the original transaction and are recorded in Accrued Taxes; product recalls $7.8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.1 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $12.6 million -- for workers compensation issues which are recorded in Accrued Expenses. In 2005, the Company made immaterial payments for matters attributable to the automotive discontinued operations. The Company expects that it will settle $154.1 million of tax obligations in late 2005. The Company forecasts that it will spend between $1.0 million and $4.0 million in 2005 related to its other remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW OVERVIEW

     The Company generated $12.4 million of cash in operating activities. Net income from continuing operations plus depreciation and amortization contributed $182.7 million of cash flow. Additionally, higher level of accounts payable and accrued expenses contributed $53.1 million of cash flow. The primary operating uses of cash flow were the funding of higher levels of accounts receivable and inventory ($107.4 million), reflecting higher sales volume, and the $100 million pre-funding of pension contributions. Reductions of accrued and deferred taxes of $10.6 million and restructuring payments totaling $10.8 million were also uses of cash flow.

     In addition to the $12.4 million of cash generated from operating activities, the Company also used additional short term debt of $179.3 million and proceeds from the issuance of stock of $35.7 million to fund $82.4 million of common stock repurchases, $33.2 million of dividend payments, and $30.4 million of capital expenditures.

     Cash Flows: Cash generated from continuing operating activities during the first three months of 2005 was $12.4 million, or a $126.8 million improvement over the first quarter of 2004. The improvement is primarily attributable to a $67.4 million reduction in the funding of accounts receivable and a $53.1 million increase in accounts payable and accrued expenses versus a $5.4 million decrease in the applicable prior year liability balances. A $38.2 million increase in income from continuing operations also contributed to the improvement in cash flow. Partially offsetting these items was the $10.6 million reduction in accrued and deferred taxes (versus a $21.7 million increase during the comparable 2004 period) and a $18.1 million increase in inventory levels (versus a $2.6 million liquidation during the comparable 2004 period).

     Status of Restructuring Activities: Restructuring payments during the first quarter of 2005 were $10.8 million, including $1.7 million related to the 2005 plan and $9.1 million related to earlier plans. Restructuring payments during the first three months of 2004 totaled $9.5 million and were comprised of $1.7 million of expenditures for the 2004 plan and $7.8 million of expenditures for the 2003, 2002 and 2001 restructuring plans. All future payments are projected to be paid with future cash from operating activities supplemented, as required, by commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first three months of 2005 were $30.4 million, an increase of $1.5 million from the first three months of 2004. The increase was primarily due to increased spending in the Defense Electronics & Services segment.

     Acquisitions: During the first three months of 2004, the Company spent $243.0 million primarily for the acquisitions of the following:

     - WEDECO, the world's largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment.

     - Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd. ("Hengtong"), a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.

     Divestitures: During the first three months of 2005 the Company generated $3.6 million of cash from the sale of one property. In the first quarter of 2004, the Company generated $2.6 million of cash proceeds primarily from the sale of two properties.

     Financing Activities: Debt at March 31, 2005 was $1,440.6 million, compared with $1,272.0 million at December 31, 2004. The change in debt levels primarily reflect the funding of the repurchase of common stock (net of proceeds from the issuance of common stock), dividend payments, and capital expenditures. Cash and cash equivalents were $336.3 million at March 31, 2005, compared to $262.9 million at December 31, 2004. The change in cash levels primarily reflects increased debt levels and cash generated from operating activities.

     At March 31, 2005, the Company had $1.4 billion of revolving credit agreements, which provide back-up for the Company's commercial paper program. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.4 billion in the aggregate outstanding at any time.

     Status of Automotive Discontinued Operations: During the first quarter of 2005, the Company made immaterial payments for matters attributable to its automotive discontinued operations. Tax obligations of $154.1 million are expected to be resolved in 2005. In addition, the Company forecasts between $1.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations supplemented as required, by commercial paper borrowings.

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

     Environmental: Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At March 31, 2005, the Company's best estimate is $98.0 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $72.9 million and the high range estimate is $160.8 million. On an annual basis the

Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of 80 sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

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

  EMPLOYEE BENEFIT PLANS

     The Company sponsors numerous employee pension and welfare benefit plans. The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates (some of which are disclosed in Note 19, "Employee Benefit Plans," within the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K) and other factors.

  KEY ASSUMPTIONS

     The Company determines its expected return on plan assets assumption by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the Plan's actual historical annual return on assets over the past 10, 15, 20 and 25 years; makes estimates of future returns using a Capital Asset Pricing Model; and evaluates historical broad market returns over the past 75 years based on the Company's strategic asset allocation, which is detailed in Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K.

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

ASSUMPTION                                                    2004   2003
----------                                                    ----   ----
Long-Term Rate of Return on Assets at Dec. 31...............  8.89%  8.86%
Discount Rate used to determine benefit obligation at Dec.
  31........................................................  5.94%  6.18%
Discount Rate used to determine net periodic benefit cost...  6.18%  6.44%
Rate of future compensation increase used to determine
  benefit obligation at Dec. 31.............................  4.41%  4.42%

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

     On an annual basis, the Company's long-term expected return on plan assets will often differ from the actual return on plan assets. The chart below shows actual returns versus the expected long-term returns for the Company's domestic pension plans that are utilized in the calculation of the net periodic benefit cost. Please see Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K for more information.

                                                           2004   2003   2002    2001    2000
                                                           ----   ----   -----   -----   -----
Expected Return on Assets................................  9.00%  9.00%   9.75%   9.75%   9.75%
Actual Return on Assets..................................  15.2%  27.5%  (11.4)%  (4.0)%  (0.7)%

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

  MINIMUM PENSION LIABILITY

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at March 31, 2005 and 2004 was $40.4 million and $35.8 million, respectively. See Note 14, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional details.

ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost. The provisions of the SFAS No. 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. SFAS No. 123R is effective for the Company on January 1, 2006. The adoption of this statement will not have a material impact on the Company's financial statements.

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

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization

Act of 2003 (the "Medicare Modernization Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The Company adopted this pronouncement effective July 1, 2004, but was unable to conclude whether benefits of its plans are actuarially equivalent based on the proposed regulations released in August 2004. Currently, the Company is analyzing the effect of the Medicare Modernization Act on the Company's plans based on the final regulations issued at the end of January 2005 and has not taken any action at this time to reflect the Medicare changes. In addition, it was assumed that the adoption of this pronouncement did not affect demographic factors used to determine plan assets and obligations at December 31, 2004, the Company's measurement date. See Note 12, "Employee Benefit Plans," for discussion of postretirement benefits.

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

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)" (the "Interpretation"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The Company is currently evaluating the potential impact of the Interpretation.

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

     In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with accounting principles generally accepted within the United States. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company's various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. For disclosure of the

Company's commitments and contingencies, see Note 21, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

     Certain material presented herein consists of forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in or implied from such forward-looking statements. Such factors include general economic and worldwide political conditions, foreign currency exchange rates, competition and other factors all as more thoroughly set forth in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements in the ITT Industries, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2004 and other of its filings with the Securities and Exchange Commission, to which reference is hereby made.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 3 is provided in Note 9, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Condensed Financial Statements herein. There has been no material change in the information concerning market risk as stated in the Company's 2004 Annual Report on Form 10-K.

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

                                    PART II.
                               OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 13 to the unaudited interim consolidated condensed financial statements in Part I of this Report, as well as Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
                   AND ISSUER PURCHASES OF EQUITY SECURITIES

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                       TOTAL NUMBER OF     AVERAGE PRICE PAID
PERIOD                                               SHARES PURCHASED(1)      PER SHARE(2)
------                                               -------------------   ------------------
1/1/05 - 1/31/05...................................         80,323               $83.43
2/1/05 - 2/29/05...................................        699,914               $86.83
3/1/05 - 3/31/05...................................        138,648               $90.63

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

May 10, 2005

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
    (3)   (a) ITT Industries, Inc.'s Restated Articles of Incorporation......  Incorporated by reference to Exhibit
                                                                               3(i) to ITT Industries' Form 10-Q for
                                                                               the quarterly period ended June 30, 1997
                                                                               (CIK No. 216228, File No. 1-5672).
          (b) Form of Rights Agreement between ITT Indiana, Inc. and The Bank of New York, as Rights Agent...................................  Incorporated by reference to Exhibit 1 to ITT Industries' Form 8-A dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).
          (c) ITT Industries, Inc.'s By-laws, as amended December 7, 2004....  Incorporated by reference, to Exhibit
                                                                               99.2 to ITT Industries' Form 8-K Current
                                                                               Report dated December 9, 2004. (CIK No.
                                                                               216228, File No. 1-5672).
    (4)   Instruments defining the rights of security holders, including indentures.........................................................  Not required to be filed. The Registrant hereby agrees to file with the
                                                                               Commission a copy of any instrument
                                                                               defining the rights of holders of
                                                                               long-term debt of the Registrant and its
                                                                               consolidated subsidiaries upon request
                                                                               of the Commission.
    (9)   Voting Trust Agreement.............................................  None.
   (10)   Material contracts
 (10.1)*  Employment Agreement dated as of February 5, 2004 between ITT
          Industries, Inc. and Edward W. Williams............................  Incorporated by reference to Exhibit
                                                                               10.1 of ITT Industries' Form 10-K for
                                                                               the year ending December 31, 2004 (CIK
                                                                               No. 216228, File No. 1-5672)
 (10.2)*  Employment Agreement dated as of June 28, 2004 between ITT
          Industries, Inc. and Steven R. Loranger............................  Incorporated by reference to Exhibit
                                                                               10.2 of ITT Industries' Form 10-Q for
                                                                               the quarter ended June 30, 2004 (CIK No.
                                                                               216228, File No. 1-5672)
 (10.3)*  Form of Non-Qualified Stock Option Award Agreement for Band A
          Employees..........................................................  Incorporated by reference to Exhibit
                                                                               10.3 of ITT Industries' Form 10-K for
                                                                               the year ending December 31, 2004 (CIK
                                                                               No. 216228, File No. 1-5672)

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
 (10.4)*  Form of Non-Qualified Stock Option Award Agreement for Band B
          Employees..........................................................  Incorporated by reference to Exhibit
                                                                               10.4 of ITT Industries' Form 10-K for
                                                                               the year ending December 31, 2004 (CIK
                                                                               No. 216228, File No. 1-5672)
 (10.5)*  ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)......................................  Incorporated by reference to Exhibit
                                                                               10.4 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
 (10.6)*  ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)......................................  Incorporated by reference to Exhibit
                                                                               10.5 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
 (10.7)*  ITT Industries, Inc. 1997 Annual Incentive Plan for Executive
          Officers (amended and restated as of July 13, 2004)................  Incorporated by reference to Exhibit
                                                                               10.6 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
 (10.8)*  1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)..................................................  Incorporated by reference to Exhibit
                                                                               10.7 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
 (10.9)*  ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)..................................  Incorporated by reference to Exhibit
                                                                               10.8 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
(10.10)*  ITT Industries 1996 Restricted Stock Plan for Non-Employee
          Directors (amended and restated as of July 13, 2004)...............  Incorporated by reference to Exhibit
                                                                               10.9 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
(10.11)*  ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)..................................................  Incorporated by reference to Exhibit
                                                                               10.10 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
(10.12)*  ITT Industries Deferred Compensation Plan (Effective as of January
          1, 1995 including amendments through July 13, 2004)................  Incorporated by reference to Exhibit
                                                                               10.11 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
(10.13)*  ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)..................................................  Incorporated by reference to Exhibit
                                                                               10.12 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
(10.14)*  ITT Industries Excess Pension Plan IA..............................  Incorporated by reference to Exhibit
                                                                               10.13 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
(10.15)*  ITT Industries Excess Pension Plan IB..............................  Incorporated by reference to Exhibit
                                                                               10.14 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
(10.16)*  ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004)..................................................  Incorporated by reference to Exhibit
                                                                               10.15 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
(10.17)*  ITT Industries Excess Savings Plan (as amended and restated as of
          July 13, 2004).....................................................  Incorporated by reference to Exhibit
                                                                               10.16 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)
(10.18)*  ITT Industries Excess Benefit Trust................................  Incorporated by reference to Exhibit
                                                                               10.17 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672)

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
(10.19)   Form of indemnification agreement with directors...................  Incorporated by reference to Exhibit
                                                                               10(h) to ITT Industries' Form 10-K for
                                                                               the fiscal year ended December 31, 1996
                                                                               (CIK No. 216228, File No. 1-5672).
(10.20)   Distribution Agreement among ITT Corporation, ITT Destinations,
          Inc. and ITT Hartford Group, Inc. .................................  Incorporated by reference to Exhibit
                                                                               10.1 to ITT Industries' Form 8-B dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).
(10.21)   Intellectual Property License Agreement between and among ITT
          Corporation, ITT Destinations, Inc. and ITT Hartford Group,
          Inc. ..............................................................  Incorporated by reference to Exhibit
                                                                               10.2 to ITT Industries' Form 8-B dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).
(10.22)   Tax Allocation Agreement among ITT Corporation, ITT Destinations,
          Inc. and ITT Hartford Group, Inc. .................................  Incorporated by reference to Exhibit
                                                                               10.3 to ITT Industries' Form 8-B dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).
(10.23)   Employee Benefit Services and Liability Agreement among ITT
          Corporation, ITT Destinations, Inc. and ITT Hartford Group,
          Inc. ..............................................................  Incorporated by reference to Exhibit
                                                                               10.7 to ITT Industries' Form 8-B dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).
(10.24)   Five-year Competitive Advance and Revolving Credit Facility
          Agreement dated as of November 10, 2000............................  Incorporated by reference to Exhibit 10 to ITT Industries' Form 8-K Current
                                                                               Report dated November 20, 2000 (CIK No.
                                                                               216228, File No. 1-5672).
(10.25)   Agreement with Valeo SA with respect to the sale of the Automotive
          Electrical Systems Business........................................  Incorporated by reference to Exhibit
                                                                               10(b) to ITT Industries' Form 10-Q
                                                                               Quarterly Report for the quarterly
                                                                               period ended June 30, 1998 (CIK No.
                                                                               216228, File No. 1-5672).
(10.26)   Agreement with Continental AG with respect to the sale of the
          Automotive Brakes and Chassis Business.............................  Incorporated by reference to Exhibit 2.1 to ITT Industries' Form 8-K Current
                                                                               Report dated October 13, 1998 (CIK No.
                                                                               216228, File No. 1-5672).

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
(10.27)   Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus)
          and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between
          Rexus as lessor and ITT Industries, as lessee......................  Incorporated by Reference to Exhibits at
                                                                               Item 9.01 to ITT Industries Form 8-K
                                                                               Current Report dated December 20, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.28)*  Form of Restricted Stock Award for Non-Employee Directors..........  Attached
(10.29)*  Form of Restricted Stock Award for Employees.......................  Attached
(10.30)   Amended and Restated 364-day Revolving Credit Agreement............  Incorporated by reference to Exhibits
                                                                               1.01 and 1.02 to ITT Industries' Form
                                                                               8-K dated March 28, 2005 (CIK No.
                                                                               216228, File No. 1-5672)
   (11)   Statement re computation of per share earnings.....................  Not required to be filed.
   (13)   Annual report to security holders, Form 10-Q or quarterly report to security holders...................................................  Not required to be filed.
   (18)   Letter re change in accounting principles..........................  None.
   (22)   Published report regarding matters submitted to vote of security holders............................................................  Not required to be filed.
   (24)   Power of attorney..................................................  None.
 (31.1)   Certification pursuant to Rule 13a-14a 15d-14(a) of the Securities
          Exchange Act of 1934, as adopted pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Filed herewith.
 (31.2)   Certification pursuant to Rule 13a-14a 15d-14(a) of the Securities
          Exchange Act of 1934, as adopted pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.........................................  Filed herewith.
 (32.1)   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  This Exhibit is intended to be furnished in accordance with Regulation S-K item
                                                                               601(b)(32)(ii) and shall not be deemed
                                                                               to be filed for purposes of Section 18
                                                                               of the Securities Exchange Act of 1934
                                                                               or incorporated by reference into any
                                                                               filing under the Securities Act of 1933,
                                                                               except as shall be expressly set forth
                                                                               by specific reference.

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
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

* Management compensatory plan