Form 10-Q
period 2005-09-30
ITT INDUSTRIES INC
filed 2005-11-07
CIK 216228

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     As of October 31, 2005, there were outstanding 92,342,663 shares of common stock ($1 par value per share) of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ITT INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
Part I.          FINANCIAL INFORMATION:
                 Item 1.          Financial Statements:
                                  Consolidated Condensed Income Statements -- Three and Nine
                                  Months Ended September 30, 2005 and 2004....................    2
                                  Consolidated Condensed Balance Sheets -- September 30, 2005
                                  and December 31, 2004.......................................    4
                                  Consolidated Condensed Statements of Cash Flows -- Nine
                                  Months Ended September 30, 2005 and 2004....................    5
                                  Notes to Consolidated Condensed Financial Statements........    6
                 Item 2.          Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations: Three and Nine Months Ended
                                  September 30, 2005 and 2004.................................   24
                 Item 3.          Quantitative and Qualitative Disclosures about Market
                                  Risk........................................................   40
                 Item 4.          Controls and Procedures.....................................   40
Part II.         OTHER INFORMATION:
                 Item 1.          Legal Proceedings...........................................   40
                 Item 2.          Unregistered Sales of Equity Securities and Use of
                                  Proceeds....................................................   41
                 Item 6.          Exhibits....................................................   41
                                  Signature...................................................   42
                                  Exhibit Index...............................................   43

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------
Sales and revenues...................................  $1,927.6   $1,663.2   $5,793.9   $4,821.1
                                                       --------   --------   --------   --------
Costs of sales and revenues..........................   1,306.0    1,097.3    3,911.8    3,175.3
Selling, general, and administrative expenses........     247.9      242.7      790.4      706.4
Research, development, and engineering expenses......     168.8      150.2      501.7      461.2
Restructuring and asset impairment charges...........      29.9        5.6       55.9       24.3
                                                       --------   --------   --------   --------
Total costs and expenses.............................   1,752.6    1,495.8    5,259.8    4,367.2
                                                       --------   --------   --------   --------
Operating income.....................................     175.0      167.4      534.1      453.9
Interest expense.....................................      17.9       12.8       51.9       33.9
Interest income......................................      16.6        4.2       36.3       18.8
Gain on sale of assets...............................       7.1         --        7.1         --
Miscellaneous expense, net...........................       2.8        4.1       13.5       10.8
                                                       --------   --------   --------   --------
Income from continuing operations before income
  taxes..............................................     178.0      154.7      512.1      428.0
Income tax expense...................................      23.9       44.4       93.9      115.1
                                                       --------   --------   --------   --------
Income from continuing operations....................     154.1      110.3      418.2      312.9
Discontinued operations:
  Income (loss) from discontinued operations,
     including a tax benefit of $39.8, $0.3, $45.0
     and $1.1, respectively..........................      35.2       (0.5)      25.3       (2.2)
                                                       --------   --------   --------   --------
Net income...........................................  $  189.3   $  109.8   $  443.5   $  310.7

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------
                                                       ========   ========   ========   ========
EARNINGS PER SHARE:
Income from continuing operations:
  Basic..............................................  $   1.67   $   1.20   $   4.53   $   3.38
  Diluted............................................  $   1.63   $   1.17   $   4.43   $   3.31
Discontinued operations:
  Basic..............................................  $   0.38   $  (0.01)  $   0.27   $  (0.02)
  Diluted............................................  $   0.37   $  (0.01)  $   0.27   $  (0.02)
Net income:
  Basic..............................................  $   2.05   $   1.19   $   4.80   $   3.36
  Diluted............................................  $   2.00   $   1.16   $   4.70   $   3.29
Cash dividends declared per common share.............  $   0.18   $   0.17   $   0.54   $   0.51
Average Common Shares -- Basic.......................      92.4       92.3       92.3       92.3
Average Common Shares -- Diluted.....................      94.5       94.3       94.3       94.4

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above income statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
             (IN MILLIONS, EXCEPT FOR SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2005              2004
                                                              ----------------   ---------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $  470.3          $  262.9
  Receivables, net..........................................       1,312.7           1,174.3
  Inventories, net..........................................         693.3             708.4
  Current assets of discontinued operations.................            --               7.3
  Deferred income taxes.....................................          78.7             107.2
  Other current assets......................................          91.8              69.1
                                                                  --------          --------
       Total current assets.................................       2,646.8           2,329.2
                                                                  --------          --------
Plant, property and equipment, net..........................         941.5             980.9
Deferred income taxes.......................................         238.1             212.1
Goodwill, net...............................................       2,467.8           2,514.1
Other intangible assets, net................................         225.4             240.3
Other assets................................................       1,016.8           1,000.1
                                                                  --------          --------
       Total non-current assets.............................       4,889.6           4,947.5
                                                                  --------          --------
       Total assets.........................................      $7,536.4          $7,276.7
                                                                  ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................      $  782.0          $  719.8
  Accrued expenses..........................................         797.0             717.2
  Accrued taxes.............................................         144.2             277.4
  Notes payable and current maturities of long-term debt....         898.0             729.2
  Other current liabilities.................................          10.6               2.2
                                                                  --------          --------
       Total current liabilities............................       2,631.8           2,445.8
                                                                  --------          --------
Pension benefits............................................       1,061.7           1,079.7
Postretirement benefits other than pensions.................         307.7             298.8
Long-term debt..............................................         543.1             542.8
Other liabilities...........................................         515.2             566.6
                                                                  --------          --------
       Total non-current liabilities........................       2,427.7           2,487.9
                                                                  --------          --------
       Total liabilities....................................       5,059.5           4,933.7
Shareholders' Equity:
  Cumulative Preferred Stock: Authorized 50,000,000 shares,
    no par value, none issued...............................            --                --
  Common stock:
    Authorized: 250,000,000 shares, $1 par value per share
      Outstanding: 92,345,967 shares and 92,289,113
      shares................................................          92.3              92.3
  Capital Surplus...........................................            --              35.6
  Retained earnings.........................................       2,877.0           2,553.5
  Accumulated other comprehensive loss:
    Unrealized loss on investment securities and cash flow
      hedges................................................          (0.6)             (0.6)
    Minimum pension liability...............................        (520.4)           (520.4)
    Cumulative translation adjustments......................          28.6             182.6
                                                                  --------          --------
       Total accumulated other comprehensive loss...........        (492.4)           (338.4)
                                                                  --------          --------
       Total shareholders' equity...........................       2,476.9           2,343.0
                                                                  --------          --------
       Total liabilities and shareholders' equity...........      $7,536.4          $7,276.7
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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               2005       2004
                                                              -------   ---------
OPERATING ACTIVITIES
Net income..................................................  $ 443.5   $   310.7
Net (income) loss from discontinued operations..............    (25.3)        2.2
                                                              -------   ---------
Income from continuing operations...........................    418.2       312.9
Adjustments to income from continuing operations:
  Depreciation and amortization.............................    162.0       145.2
  Restructuring and asset impairment charges................     55.9        24.3
  Payments for restructuring................................    (39.9)      (23.9)
  Change in receivables.....................................   (191.0)     (140.6)
  Change in inventories.....................................    (16.4)      (51.0)
  Change in accounts payable and accrued expenses...........    148.9        55.0
  Change in accrued and deferred taxes......................     83.1        60.6
  Change in other current and non-current assets............   (101.4)      (94.4)
  Change in non-current liabilities.........................    (10.8)      (44.3)
  Other, net................................................      2.7         9.4
                                                              -------   ---------
  Net cash -- operating activities..........................    511.3       253.2
                                                              -------   ---------
INVESTING ACTIVITIES
Additions to plant, property, and equipment.................   (119.4)     (100.0)
Acquisitions, net of cash acquired..........................    (38.4)     (994.6)
Proceeds from sale of assets and businesses.................     25.2         5.1
Other, net..................................................     (1.0)        0.2
                                                              -------   ---------
  Net cash -- investing activities..........................   (133.6)   (1,089.3)
                                                              -------   ---------
FINANCING ACTIVITIES
Short-term debt, net........................................    173.0       855.5
Long-term debt repaid.......................................     (5.2)      (52.1)
Long-term debt issued.......................................      0.4         1.1
Repurchase of common stock..................................   (288.5)     (131.5)
Proceeds from issuance of common stock......................    133.4        61.5
Dividends paid..............................................    (48.9)      (46.1)
Other, net..................................................     (0.3)         --
                                                              -------   ---------
  Net cash -- financing activities..........................    (36.1)      688.4
                                                              -------   ---------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS..........    (19.9)       (3.6)
NET CASH FROM OPERATIONS -- DISCONTINUED OPERATIONS.........   (114.3)       (9.0)
                                                              -------   ---------
Net change in cash and cash equivalents.....................    207.4      (160.3)
Cash and cash equivalents -- beginning of period............    262.9       414.2
                                                              -------   ---------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 470.3   $   253.9
                                                              =======   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  44.7   $    28.9
                                                              =======   =========
  Income taxes..............................................  $  10.8   $    54.0
                                                              =======   =========

---------------

The accompanying notes to consolidated condensed financial statements are an integral part of the above cash flow statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

1) RECEIVABLES, NET

     Net receivables consist of the following:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2005              2004
                                                              ----------------   ---------------
Trade.......................................................      $1,236.2          $1,124.4
Other.......................................................         116.7              84.6
Less: allowance for doubtful accounts and cash discounts....         (40.2)            (34.7)
                                                                  --------          --------
                                                                  $1,312.7          $1,174.3
                                                                  ========          ========

2) INVENTORIES, NET

     Net inventories consist of the following:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2005              2004
                                                              ----------------   ---------------
Finished goods..............................................       $158.0            $187.9
Work in process.............................................        283.6             294.6
Raw materials...............................................        331.5             324.9
Less: progress payments.....................................        (79.8)            (99.0)
                                                                   ------            ------
                                                                   $693.3            $708.4
                                                                   ======            ======

3) PLANT, PROPERTY AND EQUIPMENT, NET

     Net plant, property and equipment consist of the following:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2005              2004
                                                              ----------------   ---------------
Land and improvements.......................................     $    62.7          $    65.3
Buildings and improvements..................................         535.6              527.1
Machinery and equipment.....................................       1,709.2            1,757.4
Furniture, fixtures and office equipment....................         245.3              246.3
Construction work in progress...............................          87.5               69.7
Other.......................................................          57.8               58.7
                                                                 ---------          ---------
                                                                   2,698.1            2,724.5
Less: accumulated depreciation and amortization.............      (1,756.6)          (1,743.6)
                                                                 ---------          ---------
                                                                 $   941.5          $   980.9
                                                                 =========          =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

4) SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2005       2004       2005       2004
                                               --------   --------   --------   --------
Product sales................................  $1,549.5   $1,350.7   $4,702.6   $3,966.9
Service revenues.............................     378.1      312.5    1,091.3      854.2
                                               --------   --------   --------   --------
Total sales and revenues.....................  $1,927.6   $1,663.2   $5,793.9   $4,821.1
                                               ========   ========   ========   ========
Costs of product sales.......................  $1,045.2   $  873.4   $3,150.1   $2,566.0
Costs of service revenues....................     260.8      223.9      761.7      609.3
                                               --------   --------   --------   --------
Total costs of sales and revenues............  $1,306.0   $1,097.3   $3,911.8   $3,175.3
                                               ========   ========   ========   ========

     The Defense Electronics & Services segment comprises $348.9 and $992.0 of total service revenues for the three and nine months ended September 30, 2005, respectively, and $236.7 and $679.0 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

     The Defense Electronics & Services segment comprises $284.3 and $768.7 of total service revenues for the three and nine months ended September 30, 2004, respectively, and $199.0 and $530.7 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

5) COMPREHENSIVE INCOME

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)     NET-OF-TAX
                                                              (EXPENSE)    BENEFIT        AMOUNT
                                                              ---------   ---------   --------------
Three Months Ended September 30, 2005
Net income..................................................                              $189.3
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $13.8       $  --           13.8
  Unrealized gain (loss) on investment securities and cash
     flow hedges............................................      0.2        (0.1)           0.1
                                                                -----       -----         ------
     Other comprehensive income (loss)......................    $14.0       $(0.1)          13.9
                                                                                          ------
Comprehensive income........................................                              $203.2
                                                                                          ======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)     NET-OF-TAX
                                                              (EXPENSE)    BENEFIT        AMOUNT
                                                              ---------   ---------   --------------
Three Months Ended September 30, 2004
Net income..................................................                              $109.8
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    $17.8       $  --           17.8
  Unrealized gain on investment securities and cash flow
     hedges.................................................      0.1          --            0.1
                                                                -----       -----         ------
     Other comprehensive income.............................    $17.9       $  --           17.9
                                                                                          ------
Comprehensive income........................................                              $127.7
                                                                                          ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)     NET-OF-TAX
                                                              (EXPENSE)    BENEFIT        AMOUNT
                                                              ---------   ---------   --------------
Nine Months Ended September 30, 2005
Net income..................................................                             $ 443.5
Other comprehensive (loss) income:
  Foreign currency translation adjustments..................   $(154.0)     $  --         (154.0)
  Unrealized (loss) gain on investment securities and cash
     flow hedges............................................        --         --             --
                                                               -------      -----        -------
     Other comprehensive (loss) income......................   $(154.0)     $  --         (154.0)
                                                                                         -------
Comprehensive income........................................                             $ 289.5
                                                                                         =======

                                                               PRETAX        TAX
                                                               INCOME     (EXPENSE)     NET-OF-TAX
                                                              (EXPENSE)    BENEFIT        AMOUNT
                                                              ---------   ---------   --------------
Nine Months Ended September 30, 2004
Net income..................................................                              $310.7
Other comprehensive income (loss):
  Foreign currency translation adjustments..................   $(25.4)      $ --           (25.4)
  Unrealized (loss) gain on investment securities and cash
     flow hedges............................................     (0.2)       0.1            (0.1)
                                                               ------       ----          ------
     Other comprehensive (loss) income......................   $(25.6)      $0.1           (25.5)
                                                                                          ------
Comprehensive income........................................                              $285.2
                                                                                          ======

6) EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2005 and 2004:

                                                             THREE MONTHS     NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                             -------------   -------------
                                                             2005    2004    2005    2004
                                                             -----   -----   -----   -----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share..............  92.4    92.3    92.3    92.3
Common stock equivalents...................................   2.1     2.0     2.0     2.1
                                                             ----    ----    ----    ----
Shares used in the computation of diluted earnings per
  share....................................................  94.5    94.3    94.3    94.4
                                                             ====    ====    ====    ====

     There were no significant amounts of outstanding antidilutive common stock options excluded from the computation of diluted EPS for the three months ended September 30, 2005.

     Options to purchase 0.1 shares of common stock at an average price of $105.17 per share were outstanding for the nine months ended September 30, 2005 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common shares. These options expire in 2012.

     Options to purchase 0.1 shares of common stock at an average price of $83.02 per share were outstanding for the three months and nine months ended September 30, 2004 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common shares. These options expire in 2014.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

     The amount of antidilutive restricted common stock excluded from the computation of diluted EPS for the three months and nine months ended September 30, 2005 and 2004 was insignificant.

7) STOCK-BASED EMPLOYEE COMPENSATION

     At September 30, 2005, the Company has one stock-based employee compensation plan that is issuing new options and restricted shares of common stock. The Company also has one stock-based employee compensation plan and two stock-based non-employee director's compensation plans that have options and restricted shares outstanding, but will not be issuing additional stock-based compensation. These plans are described more fully in Note 20, "Shareholders' Equity," within the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation expense for these plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2005     2004     2005     2004
                                                     ------   ------   ------   ------
Net income as reported.............................  $189.3   $109.8   $443.5   $310.7
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for awards not reflected in net
  income -- net of tax.............................    (3.8)    (2.0)   (24.0)   (20.1)
                                                     ------   ------   ------   ------
Pro forma net income...............................  $185.5   $107.8   $419.5   $290.6
Basic earnings per share As reported...............  $ 2.05   $ 1.19   $ 4.80   $ 3.36
  Pro forma........................................  $ 2.01   $ 1.17   $ 4.54   $ 3.15
Diluted earnings per share As reported.............  $ 2.00   $ 1.16   $ 4.70   $ 3.29
  Pro forma........................................  $ 1.96   $ 1.14   $ 4.43   $ 3.07

     The Company used the binomial lattice option pricing model to calculate the fair value of all options granted during the first nine months of 2005 as of the applicable grant dates. During 2004, the Company used the Black-Scholes option-pricing model to calculate the fair value of each option grant as of the applicable grant dates. The Company used the following weighted-average assumptions for grants in the three and nine months ended September 30, 2005 and 2004:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                             ---------------------------   ---------------------------
                                                 2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------
Dividend yield.............................     0.63%          1.33%          0.78%          1.39%
Expected volatility........................     23.00%         25.14%         23.00%         25.80%
Expected life..............................   4.5 years      6.0 years      4.6 years      6.0 years
Risk-free rates............................     4.22%          4.33%          4.00%          3.71%

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Condensed Income Statements during the three month and nine month periods ended September 30, 2005 and 2004 was:

 THREE MONTHS    NINE MONTHS
    ENDED           ENDED
SEPTEMBER 30,   SEPTEMBER 30,
--------------  --------------
 2005    2004    2005    2004
------  ------  ------  ------
$0.8    $0.6    $2.2    $0.9

8) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  2005 RESTRUCTURING ACTIVITIES

     During the third quarter of 2005, the Company recognized a $30.0 restructuring charge. New actions represent $29.7 of the charge. Costs associated with actions announced during previous quarters of 2005 represent $0.3 of the charge. The actions by segment are as follows:

     - The Fluid Technology segment recorded $15.2 of severance costs for the termination of 139 employees, including 69 factory workers, 68 office workers and 2 management employees. The charges reflect a reduction in structural costs.

     - The Electronic Components segment recorded $10.2 for the reduction of 1,024 employees, including 866 factory workers, 150 office workers and 8 management employees. Other costs totaling $1.2, primarily representing contract termination costs, were also recognized during the quarter. These actions reflect the continued reorganization of the segment, including the closure of two facilities.

     - The Motion & Flow Control segment recognized $2.5 for the termination of 66 employees, including 44 factory workers, 21 office workers and 1 management employee. Other costs totaling $0.2 were also recognized during the quarter. The headcount reductions relate to workforce reductions and the consolidation of functions.

     - Corporate headquarters recorded $0.4 for the termination of one management employee.

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

     - The Motion & Flow Control segment recorded $4.6 for the planned termination of 133 employees, including 47 factory workers, 77 office workers and nine management employees. Other costs totaling $0.7 were also recognized during 2004.

     - Corporate headquarters recorded $1.8 for the planned termination of one office worker and two management employees.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

     The following table summarizes the accrued cash restructuring balances for the first nine months of 2005:

                                                  DEFENSE     MOTION
                                     FLUID      ELECTRONICS   & FLOW    ELECTRONIC   CORPORATE
                                   TECHNOLOGY   & SERVICES    CONTROL   COMPONENTS   AND OTHER   TOTAL
                                   ----------   -----------   -------   ----------   ---------   ------
Balance January 1, 2005..........    $11.1         $ 0.1       $ 4.2      $ 6.2        $ 1.1     $ 22.7
Additional charges for prior year
  plans..........................       --            --          --        0.8           --        0.8
Payments for prior year plans....     (7.9)         (0.1)       (3.1)      (5.0)        (0.8)     (16.9)
2005 restructuring charges.......     23.8            --         9.6       21.2          0.4       55.0
Reversals........................     (0.2)           --        (0.1)        --           --       (0.3)
Payments for 2005 charges........     (8.6)           --        (5.9)      (8.4)        (0.1)     (23.0)
Translation......................     (0.8)           --        (0.3)        --           --       (1.1)
Other............................      0.1            --         0.1         --          0.1        0.3
                                     -----         -----       -----      -----        -----     ------
Balance September 30, 2005.......    $17.5         $  --       $ 4.5      $14.8        $ 0.7     $ 37.5
                                     =====         =====       =====      =====        =====     ======

     During the first nine months of 2005, $0.3 of restructuring accruals were reversed into income reflecting lower than anticipated severance costs (due to employee attrition). During the first nine months of 2004, $1.0 of restructuring accruals related to 2004, 2003, 2002 and 2001 restructuring actions were reversed into income. The reversals related to lower than anticipated severance costs on completed actions due to favorable employee attrition and lower than anticipated closed facility costs.

     As of December 31, 2004, remaining actions under restructuring activities announced in 2004 and earlier were to reduce headcount by 685 employees. During the first nine months of 2005, the Company announced the additional planned termination of 1,689 employees, and reduced headcount by 2,062 employees related to all plans, leaving a balance of 312 planned reductions. Actions announced during 2005 will be completed during 2006. Actions announced during 2004 will be substantially completed by the end of 2005. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.

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

     A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders' equity is not required as no material activity occurred during the first nine months of 2005 and 2004. Additional disclosures required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are presented below.

  HEDGES OF FUTURE CASH FLOWS

     At September 30, 2005 the Company had two foreign currency cash flow hedges outstanding with an aggregate notional amount of $4.1. At December 31, 2004 the Company had one foreign currency cash flow hedge outstanding with a notional amount of $0.1.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

  HEDGES OF RECOGNIZED ASSETS, LIABILITIES AND FIRM COMMITMENTS

     At September 30, 2005 and December 31, 2004, the fair values of the Company's interest rate swaps were $89.5 and $84.9, including $7.1 and $3.3 of accrued interest, respectively.

     At September 30, 2005 and December 31, 2004, the Company had foreign currency forward contracts with notional amounts of $122.1 and $93.3, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2005 and 2004 contracts were $0.3 and $(0.4) at September 30, 2005 and December 31, 2004, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first nine months of 2005 and 2004 was $(0.1) and $(0.3), respectively. There were no ineffective changes in the Company's fair value hedges during the first nine months of 2004. There were no amounts excluded from the measure of effectiveness.

     The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

10) GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant. Annual goodwill impairment tests were completed in the first quarters of 2005 and 2004 (as of the beginning of the year) and it was determined that no impairment exists.

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by business segment, are as follows:

                                                    DEFENSE      MOTION
                                      FLUID       ELECTRONICS    & FLOW     ELECTRONIC    CORPORATE
                                    TECHNOLOGY    & SERVICES     CONTROL    COMPONENTS    AND OTHER     TOTAL
                                    ----------    -----------    -------    ----------    ---------    --------
Balance as of January 1, 2005.....   $1,080.9       $904.8       $187.3       $336.1        $ 5.0      $2,514.1
Goodwill acquired during the
  period..........................       16.1           --           --           --           --          16.1
Other, including foreign currency
  translation.....................      (41.3)        14.1         (7.0)       (28.2)          --         (62.4)
                                     --------       ------       ------       ------        -----      --------
Balance as of September 30,
  2005............................   $1,055.7       $918.9       $180.3       $307.9        $ 5.0      $2,467.8
                                     ========       ======       ======       ======        =====      ========

     During the third quarter of 2005, the Company recorded purchase price adjustments of $(22.0) and $13.0 to goodwill related to acquisitions included in the Electronic Components and Defense Electronics & Services segments, respectively. The adjustments represent refinements of preliminary data used in the original purchase price allocations.

     During the third quarter of 2005, the Company completed the acquisition of Ellis K. Phelps & Company ("Phelps"). As of September 30, 2005, intangible assets related to the acquisition of Phelps included $16.1 of goodwill added to the Fluid Technology segment.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

     The Company's other intangible assets are summarized as follows:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2005              2004
                                                              ----------------   ---------------
Finite-lived intangibles --
  Customer Relationships....................................       $139.1            $138.8
  Proprietary Technology....................................         20.7              21.4
  Patents and other.........................................         46.2              44.1
  Accumulated amortization..................................        (34.5)            (18.8)
Indefinite-lived intangibles --
  Brands and trademarks.....................................         28.8              29.7
  Pension related...........................................         25.1              25.1
                                                                   ------            ------
  Net intangibles...........................................       $225.4            $240.3
                                                                   ======            ======

     During the first quarter of 2004, the Company completed the acquisition of WEDECO AG Water Technology ("WEDECO"). As of September 30, 2005, intangible assets related to the acquisition of WEDECO include $234.6 of goodwill, $11.1 of intangibles for tradenames, $20.7 of proprietary technology, $18.0 of customer relationships and $4.6 of patents and other. During the third quarter of 2004, the Company completed the acquisition RSS. As of September 30, 2005, intangible assets related to the acquisition of RSS include $611.7 of goodwill, $120.0 of intangible assets related to customer relationships and $4.9 of other intangible assets.

     Amortization expense related to intangible assets for the nine month periods ended September 30, 2005 and 2004 was $15.7 and $4.8, respectively.

     Estimated amortization expense for each of the five succeeding years is as follows:

2006    2007    2008    2009    2010
----    ----    ----    ----    ----
$22.0   $21.8   $19.8   $17.1   $15.1

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

     At September 30, 2005, the Company had automotive discontinued operations accruals of $34.5 that are primarily related to product recalls of $7.8, environmental obligations of $14.1 and employee benefits of $12.6.

     Also, in the third quarter of 2005, the Company finalized an IRS tax settlement that covered the periods from 1998 to 2000 and included the sale of the Electrical Systems business and the Brake and Chassis unit. As a result of this agreement, the Company paid $100.6 to settle tax matters related to the sale of the automotive business. Remaining tax reserves of $53.6 relating to this matter were reversed and included in income from discontinued operations.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

     The Company forecasts that it will spend between $1.0 and $4.0 on an annual basis related to its other remaining automotive discontinued operations.

12) PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

     The components of net periodic pension cost consisted of the following:

                                                              THREE MONTHS            NINE MONTHS
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                          --------------------   ---------------------
                                                            2005        2004       2005        2004
                                                          --------    --------   ---------   ---------
Components of net periodic pension cost:
  Service cost..........................................   $ 24.0      $ 20.8     $  72.0     $  62.4
  Interest cost.........................................     70.5        66.0       211.5       198.2
  Expected return on plan assets........................    (91.0)      (83.7)     (271.4)     (251.1)
  Amortization of prior service cost....................      1.2         1.6         3.6         5.0
  Recognized actuarial loss.............................     17.8        12.7        53.4        38.1
                                                           ------      ------     -------     -------
  Net periodic pension cost.............................   $ 22.5      $ 17.4     $  69.1     $  52.6
                                                           ======      ======     =======     =======

     Net periodic pension expense increased in the first nine months of 2005 as a result of the lower discount rate adopted at year end 2004, higher average foreign exchange rates, a higher amortization of actuarial losses and an increase in costs associated with the 2004 acquisition of RSS.

     The Company contributed approximately $118.7 to its various plans during the first nine months of 2005. Additional contributions ranging between $5.0 and $10.0 are expected over the balance of 2005.

     The components of net periodic postretirement cost consisted of the following:

                                                             THREE MONTHS           NINE MONTHS
                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                          -------------------   --------------------
                                                           2005         2004      2005        2004
                                                          ------       ------   --------    --------
Components of net periodic postretirement cost:
  Service cost..........................................  $ 1.9        $ 1.8     $  5.7      $  5.4
  Interest cost.........................................   10.8          9.8       32.4        29.4
  Expected return on plan assets........................   (5.2)        (4.7)     (15.6)      (14.1)
  Amortization of prior service benefit.................   (0.5)        (1.0)      (1.5)       (3.0)
  Recognized actuarial loss.............................    3.6          3.5       10.8        10.5
                                                          -----        -----     ------      ------
  Net periodic postretirement cost......................  $10.6        $ 9.4     $ 31.8      $ 28.2
                                                          =====        =====     ======      ======

     Net periodic postretirement expense increased in the first nine months of 2005 as a result of lower discount rates and an increase in the assumed rate of medical inflation adopted at year end 2004 and the inclusion of costs associated with the 2004 acquisition of RSS.

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The Company adopted this pronounce-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

ment effective July 1, 2004, but was unable to conclude whether benefits of its plans are actuarially equivalent based on the proposed regulations released in August 2004. Currently, the Company is analyzing the effect of the Medicare Modernization Act on the Company's plans based on the final regulations issued at the end of January 2005 and has not taken any action at this time to reflect the Medicare Modernization Act changes. In addition, it was assumed that the adoption of this pronouncement did not affect demographic factors used to determine plan assets and obligations at December 31, 2004, the Company's measurement date. See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K for discussion of postretirement benefits.

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

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of September 30, 2005, the Company is responsible, or is alleged to be responsible, for approximately 75 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At September 30, 2005, the Company calculated a best estimate of $96.3, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $73.3 and the high range estimate for those liabilities is $150.2. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of September 30, 2005, the Company's accrual for this liability was $9.9 representing its best estimate; its low estimate for the liability is $6.5 and its high estimate is $15.4.

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

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. However, recently the California Supreme Court issued a decision, in a separate but similar case, allowing administrative claims against excess insurers. As a result, it is expected that the Court of Appeals will remand this matter to the Superior Court which in turn will allow the Company to pursue its administrative claims against the excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company ("ACE") et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. The New York action has been stayed in favor of the California suit. ITT has successfully resolved the matter with two of its primary insurers, ACE and Wausau, and established coverage in place agreements committing the insurers to pay a portion of ITT's defense and indemnity costs going forward. The Company is working with other parties in the suit to resolve the matter as to those insurers. In addition, Utica National, Goulds' historic insurer, has requested that the Company negotiate a coverage in place agreement to allocate the Goulds' asbestos liabilities between insurance policies issued by Utica and those issued by others. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas, Bund zur Unterstutzung Radargeschadigter et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. Numerous motions are currently pending before the Court. A hearing on class certification is expected in late 2005. On October 5, 2004, the Company filed an action, ITT Industries, Inc. et al. v. Fireman's Fund Insurance Company et al., Superior Court, County of Los Angeles, C.A. No. B.C. 322546, against various insurers who issued historic aircraft products coverage to the Company seeking a declaration that each is liable for the costs of defense of the El Paso matter. The parties have reached an agreement resolving this matter whereby the Company will receive over 80% of the costs of defense of this matter from the insurers. Management believes that the El Paso suit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company provides an indemnity to U.S. Silica for silica personal injury suits filed against its former subsidiary Pennsylvania Glass Sand prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica in 1985. The Company's indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer pay a share of the costs. On October 4, 2005, ITT filed a suit against its insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the carrier for Pennsylvania Glass Sand product liabilities. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See "Company History and Certain Relationships" within Part I, Item 1 of the 2004 Annual Report on Form 10-K for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

14) GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES

     In September of 1998, the Company completed the sale of its automotive Electrical Systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at September 30, 2005 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its Brake and Chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at September 30, 2005 the Company has an accrual of $14.1 which is its best estimate of the potential exposure.

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

     The Company provided three guarantees with respect to its real estate development activities in Flagler County, Florida. Two of these guarantee bonds were issued by the Dunes Community Development District. The bond issuances were used primarily for the construction of infrastructure, such as water and sewage utilities and a bridge. The Company has been released from its obligation to perform under both of these guarantees in the third quarter of 2004. The third guaranty is a performance bond in the amount of $10.0 in favor of Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0. At September 30, 2005, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

termination of the agreement. At September 30, 2005, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

     The Company has a number of individually immaterial guarantees outstanding at September 30, 2005 that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

  PRODUCT WARRANTIES

     Accruals for estimated expenses related to product warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At September 30, 2005, the Company has a product warranty accrual in the amount of $38.6.

PRODUCT WARRANTY LIABILITIES

                           ACCRUALS FOR
                              PRODUCT        CHANGES IN PRE-EXISTING
     BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                     ENDING BALANCE
      JANUARY 1, 2005      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)    SEPTEMBER 30, 2005
     -----------------   -----------------   -----------------------   ----------   ---------------------
           $40.3               $21.3                  $(3.8)             $(19.2)            $38.6
           -----               -----                  -----              ------             -----

                           ACCRUALS FOR
                              PRODUCT        CHANGES IN PRE-EXISTING
     BEGINNING BALANCE   WARRANTIES ISSUED    WARRANTIES INCLUDING                     ENDING BALANCE
      JANUARY 1, 2004      IN THE PERIOD      CHANGES IN ESTIMATES     (PAYMENTS)    SEPTEMBER 30, 2004
     -----------------   -----------------   -----------------------   ----------   ---------------------
           $34.3               $18.2                  $(2.2)             $(16.8)            $33.5
           -----               -----                  -----              ------             -----

15) ACQUISITIONS

     During the first nine months of 2005, the Company spent $38.4 for the acquisition of Phelps the largest U.S. distributor of products sold under ITT's Flygt brand for the wastewater pumping and treatment market and for the acquisition of additional shares of WEDECO AG Water Technology ("WEDECO") a company acquired in 2004.

     As of September 30, 2005, the excess of the purchase price over the fair value of Phelp's net assets acquired of $16.1 is recorded as goodwill.

     During the first nine months of 2004, the Company spent $994.6 primarily for the acquisitions of the following:

     - The Remote Sensing Systems ("RSS") business from Eastman Kodak Company. RSS is a leading supplier of high resolution satellite imaging systems and information services.

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

     As of September 30, 2005, the excess of the purchase price over the fair value of net assets acquired of $851.6 is recorded as goodwill.

     The Company has assigned preliminary values to the assets and liabilities of RSS; however, the allocation is subject to further refinement.

16) BUSINESS SEGMENT INFORMATION

     Unaudited financial information of the Company's business segments for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                           DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED           FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2005         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $  704.1      $  806.7       $249.2      $170.3        $   (2.7)     $1,927.6
                            --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues...............      464.1         534.5        181.8       128.3            (2.7)      1,306.0
Selling, general, and
  administrative
  expenses...............      128.5          44.5         24.5        31.7            18.7         247.9
Research, development,
  and engineering
  expenses...............       20.1         130.9         10.6         7.2              --         168.8
Restructuring and asset
  impairment charges.....       15.2            --          3.0        11.4             0.4          30.0
Reversal of restructuring
  charge.................         --            --         (0.1)         --              --          (0.1)
                            --------      --------       ------      ------        --------      --------
Total costs and
  expenses...............      627.9         709.9        219.8       178.6            16.4       1,752.6
                            --------      --------       ------      ------        --------      --------
Operating income
  (expense)..............   $   76.2      $   96.8       $ 29.4      $ (8.3)       $  (19.1)     $  175.0
                            ========      ========       ======      ======        ========      ========
Total assets.............   $2,557.3      $1,876.7       $740.2      $731.3        $1,630.9      $7,536.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

                                           DEFENSE      MOTION &                  CORPORATE,
THREE MONTHS ENDED           FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2004         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $  619.2      $  630.2       $242.8      $174.3        $   (3.3)     $1,663.2
                            --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues...............      405.0         395.0        177.5       124.1            (4.3)      1,097.3
Selling, general, and
  administrative
  expenses...............      122.8          43.7         21.6        31.6            23.0         242.7
Research, development,
  and engineering
  expenses...............       10.9         119.7         10.5         9.1              --         150.2
Restructuring and asset
  impairment charges.....        3.5            --          1.2         1.0              --           5.7
Reversal of restructuring
  charge.................         --            --           --          --            (0.1)         (0.1)
                            --------      --------       ------      ------        --------      --------
Total costs and
  expenses...............      542.2         558.4        210.8       165.8            18.6       1,495.8
                            --------      --------       ------      ------        --------      --------
Operating income
  (expense)..............   $   77.0      $   71.8       $ 32.0      $  8.5        $  (21.9)     $  167.4
                            ========      ========       ======      ======        ========      ========
Total assets.............   $2,424.5      $1,807.2       $723.6      $765.7        $1,514.4      $7,235.4

                                           DEFENSE      MOTION &                  CORPORATE,
NINE MONTHS ENDED            FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2005         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $2,078.2      $2,361.9       $837.7      $525.7        $   (9.6)     $5,793.9
                            --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues...............    1,367.9       1,562.0        606.5       386.5           (11.1)      3,911.8
Selling, general, and
  administrative
  expenses...............      408.4         150.2         75.1        92.2            64.5         790.4
Research, development,
  and engineering
  expenses...............       51.4         390.2         33.6        26.5              --         501.7
Restructuring and asset
  impairment charges.....       24.2            --          9.6        22.0             0.4          56.2
Reversal of restructuring
  charge.................       (0.2)           --         (0.1)         --              --          (0.3)
                            --------      --------       ------      ------        --------      --------
Total costs and
  expenses...............    1,851.7       2,102.4        724.7       527.2            53.8       5,259.8
                            --------      --------       ------      ------        --------      --------
Operating income
  (expense)..............   $  226.5      $  259.5       $113.0      $ (1.5)       $  (63.4)     $  534.1
                            ========      ========       ======      ======        ========      ========
Total assets.............   $2,557.3      $1,876.7       $740.2      $731.3        $1,630.9      $7,536.4

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

                                           DEFENSE      MOTION &                  CORPORATE,
NINE MONTHS ENDED            FLUID      ELECTRONICS &     FLOW     ELECTRONIC   ELIMINATIONS &
SEPTEMBER 30, 2004         TECHNOLOGY     SERVICES      CONTROL    COMPONENTS       OTHER         TOTAL
------------------         ----------   -------------   --------   ----------   --------------   --------
Sales and revenues.......   $1,845.0      $1,667.4       $798.1      $518.3        $   (7.7)     $4,821.1
                            --------      --------       ------      ------        --------      --------
Costs of sales and
  revenues...............    1,215.5       1,024.3        577.5       364.9            (6.9)      3,175.3
Selling, general, and
  administrative
  expenses...............      374.5         104.4         72.8        96.7            58.0         706.4
Research, development,
  and engineering
  expenses...............       39.9         362.4         31.6        27.3              --         461.2
Restructuring and asset
  impairment charges.....       10.1            --          3.8         9.6             1.8          25.3
Reversal of restructuring
  charge.................       (0.4)           --           --        (0.5)           (0.1)         (1.0)
                            --------      --------       ------      ------        --------      --------
Total costs and
  expenses...............    1,639.6       1,491.1        685.7       498.0            52.8       4,367.2
                            --------      --------       ------      ------        --------      --------
Operating income
  (expense)..............   $  205.4      $  176.3       $112.4      $ 20.3        $  (60.5)     $  453.9
                            ========      ========       ======      ======        ========      ========
Total assets.............   $2,424.5      $1,807.2       $723.6      $765.7        $1,514.4      $7,235.4

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

18) SUBSEQUENT EVENT

     On October 28, 2005, the Company terminated five interest rate swap contracts with an aggregate notional value of $333.3. These contracts effectively converted fixed-rate debt to variable rate debt. The Company realized approximately $77.8 of proceeds from the transaction. Of the proceeds received, an immaterial amount represented accrued interest earned on the swap prior to the terminate date. The remainder is being amortized over the remaining life of the notes as a reduction to interest expense.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

  THREE MONTHS

     The Company had strong operating performance in the third quarter of 2005. Revenues grew 15.9% from the comparable prior year quarter. The contributions from the Company's existing businesses, led by the Defense Electronics & Services and Fluid Technology segments, accounted for 12.0% of the growth. Acquisitions and foreign currency translations comprised the remaining 3.9% of the growth. These results reflect the strength of the Company's portfolio of businesses and the introduction of new products.

     Operating income in the third quarter of 2005 was 4.5% higher than the third quarter of 2004. The increase reflects higher volume partially offset by higher employee benefit costs, additional expenditures for process improvements, and increased marketing costs. Increased restructuring costs related to the Company's efforts to streamline its operations also partially offset the impact of increased volume.

     Diluted earnings per share were $2.00 for the third quarter of 2005 and include the favorable settlement of tax matters and interest income $0.45, income from discontinued operations $0.37, restructuring $(0.22) and gain on the sale of a joint venture $0.03. Diluted earnings per share for the comparable prior year quarter were $1.16 and includes the impact of favorable tax settlements $0.04, restructuring costs $(0.04) and losses from discontinued operations $(0.01).

  NINE MONTHS

     The Company's revenues grew 20.2% in the first nine months of 2005 from the comparable prior year period. Higher volume in all segments contributed 12.4% of the growth and acquisitions and foreign currency translations contributed the remaining 7.8% of the growth. Based on these results and current and projected market conditions, the Company forecasts full year 2005 revenue to be between $7,825 million and $7,845 million.

     Operating income in the first nine months of 2005 was 17.7% higher than the first nine months of 2004. The increase reflects higher volume, partially offset by higher employee benefit costs, additional expenditures for process improvements, increased marketing costs and higher restructuring costs. The Company forecasts full year 2005 segment operating income to be between approximately $880 million and $895 million.

     Diluted earnings per share were $4.70 for the first nine months of 2005 and include the favorable settlement of a tax matter and interest income $0.88, restructuring $(0.41), income from discontinued operations $0.27, and gain on the sale of a joint venture $0.03. Diluted earnings per share for the comparable prior year period were $3.29 and include the impact of favorable tax settlements/rulings, $0.20, restructuring costs $(0.18) and discontinued operations $(0.2).

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

     Sales and revenues for the third quarter of 2005 were $1,927.6 million, an increase of $264.4 million, or 15.9%, from the same period for 2004. Costs of sales and revenues of $1,306.0 million for the third quarter of 2005 increased $208.7 million, or 19.0%, from the comparable 2004 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in most segments, contributions from a 2004 acquisition made by the Defense Electronics & Services segment and the impact of foreign currency translation. The increase in costs of sales and revenues also reflects a change in product mix.

     Selling, general and administrative ("SG&A") expenses for the third quarter of 2005 were $247.9 million, an increase of $5.2 million, or 2.1%, from the third quarter of 2004. The increase in SG&A expenses was primarily due to increased marketing expense in most segments, including expenses from a 2004 acquisition made by the Defense Electronics & Services segment, higher general and administrative expenses and the impact of foreign currency translation. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, administrative expenses and increased expenditures for tax planning initiatives.

     Research, development and engineering ("RD&E") expenses for the third quarter of 2005 increased $18.6 million, or 12.4%, compared to the third quarter of 2004. The increase is attributable to increased spending in most segments.

     During the third quarter of 2005, the Company recorded a $30.0 million restructuring charge to streamline its operating structure. The charge primarily reflects severance costs for the planned termination of 1,230 employees. Additionally, $0.1 million of restructuring accruals related to first and second quarter 2005 restructuring actions were reversed into income during the third quarter of 2005, as management determined that certain cash expenditures would not be incurred. During the third quarter of 2004, the Company recorded a $5.7 million restructuring charge. The charge primarily reflected the planned reduction of 71 employees. Additionally, $0.1 million of restructuring accruals were reversed into income during the third quarter of 2004, as management determined that certain cash expenditures would not be incurred (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information).

     Operating income for the third quarter of 2005 was $175.0 million, an increase of $7.6 million, or 4.5%, over the third quarter of 2004. The increase is primarily due to improved sales and revenues at most of the segments offset by increased SG&A, RD&E expenses and restructuring charges. Segment operating margin for the third quarter of 2005 was 10.1%, or 130 basis points below the comparable prior year quarter. The variance in segment operating margin is due to increased restructuring charges.

     Interest expense during the third quarter of 2005 was $17.9 million, an increase of $5.1 million, or 39.8% from the comparable prior year period. This increase reflects higher interest rates and higher average debt balances (reflecting a 2004 acquisition). Additionally, the Company recognized $16.6 million of interest income during the third quarter of 2005 compared to $4.2 million during the third quarter of 2004. The increase of $12.4 million primarily reflects the recognition of interest income associated with tax settlements related to prior year tax filings.

     During the third quarter of 2005, the Company recognized a gain on the sale of a joint venture of $7.1 million. Proceeds from the sale of the joint venture were $15.3 million.

     During the third quarter of 2005, income tax expense was $23.9 million, or 46.2% less than the applicable prior year period. The variance primarily reflects the recognition of tax settlements relating to prior year tax audits. Partially offsetting these items is the increase in taxable income during the third quarter of 2005 compared to the third quarter of 2004.

     Income from continuing operations for the third quarter of 2005 was $154.1 million, or $1.63 per diluted share compared to $110.3 million, or $1.17 per diluted share for the third quarter of 2004. The increase reflects the results discussed above.

     During the third quarter of 2005, the Company recognized $35.2 million of income from discontinued operations compared to a loss of $0.5 million in the comparable prior year period. The 2005 income primarily relates to a tax settlement associated with automotive businesses sold in 1998.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $84.9 million, or 13.7%, and $59.1 million, or 14.6%, respectively, in the third quarter of 2005 compared to the third quarter of 2004. Higher sales in the water/wastewater markets and industrial businesses were the primary factors for the increases. SG&A expenses for the third quarter of 2005 increased $5.7 million, or 4.6%, compared to the same period in 2004, mainly due to increased advertising costs, sales commissions and administrative costs in most businesses and foreign currency translation. During the third quarter of 2005, the segment recorded a $15.2 million restructuring charge related to activities to reduce structural costs. During the third quarter of 2004, the segment recorded a $3.5 million restructuring charge mainly related to planned reductions in headcount (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial

Statements for additional information). Operating income for the third quarter of 2005 decreased $0.8 million, or 1.0%, compared to the third quarter of 2004 due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the third quarter of 2005 increased $176.5 million, or 28.0%, and $139.5 million, or 35.3%, respectively, from the comparable prior year period. The increases are due to higher volume in all businesses, and the contribution of a third quarter 2004 acquisition, which accounted for 9.3%. Additionally, a change in product mix also contributed to the increase in costs of sales and revenues. SG&A expenses increased $0.8 million, or 1.8% primarily due to increased employee benefit and administrative costs, higher marketing costs and administrative costs associated with a third quarter 2004 acquisition. RD&E expenses increased $11.2 million, or 9.4%, primarily due to increased spending in most businesses. Operating income for the third quarter of 2005 was $96.8 million, an increase of $25.0 million, or 34.8%, compared to the same quarter in 2004. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $249.2 million and $181.8 million, respectively, during the third quarter of 2005, reflecting increases of $6.4 million, or 2.6%, and $4.3 million, or 2.4%, respectively, from the third quarter of 2004. The increases were mainly due to higher volume in the friction material, aerospace controls and leisure marine businesses and the impact of foreign currency translation. Lower volume in the shock absorbers business partially offset the increase in sales. SG&A expenses increased $2.9 million, or 13.4%, compared to the prior year period primarily due to higher marketing costs and administrative costs. During the third quarters of 2005 and 2004, the segment recorded $3.0 million and $1.2 million of restructuring charges, respectively, mainly related to actions to reduce operating costs. Additionally, during the third quarter of 2005, $0.1 million of restructuring accruals were reversed into income (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $29.4 million was $2.6 million, or 8.1%, lower in the third quarter of 2005 compared to the third quarter of 2004, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $170.3 million and costs of sales and revenues of $128.3 million in the third quarter of 2005, decreased $4.0 million, or 2.3%, and increased $4.2 million, or 3.4%, respectively, from the comparable prior year period. The decrease in sales and revenues reflect lower volume in the industrial businesses. Manufacturing inefficiencies and higher scrap contributed to the increase in costs of sales and revenues. SG&A expenses were flat with the comparable prior year period. During the third quarters of 2005 and 2004, the segment recorded $11.4 million and $1.0 million of restructuring charges, respectively, relating to planned actions to reduce structural costs (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the third quarter of 2005 decreased $16.8 million from the third quarter of 2004. The decrease was due to the factors discussed above.

     Corporate expenses decreased $2.8 million in the third quarter of 2005, primarily due to lower Sarbanes Oxley spending and other professional fees in the third quarter of 2005.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

     Sales and revenues for the first nine months of 2005 were $5,793.9 million, an increase of $972.8 million, or 20.2%, from the same period for 2004. Costs of sales and revenues of $3,911.8 million for the first nine months of 2005 increased $736.5 million, or 23.2%, from the comparable 2004 period. The increases in sales and revenues and costs of sales and revenues are primarily attributable to higher volume in all segments, contributions from a 2004 acquisition made by the Defense Electronics & Services segment and the impact of foreign currency translation. The increase in costs of sales and revenues also reflects a change in product mix.

     SG&A expenses for the first nine months of 2005 were $790.4 million, an increase of $84.0 million, or 11.9%, from the first nine months of 2004. The increase in SG&A expenses was primarily due to increased marketing expense in most segments, including expenses from a 2004 acquisition made by the Defense Electronics & Services segment, higher general and administrative expenses and the impact of foreign currency translation. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, administrative expenses and increased expenditures for tax planning initiatives.

     RD&E expenses for the first nine months of 2005 increased $40.5 million, or 8.8%, compared to the first nine months of 2004. The increase is attributable to increased spending in most segments.

     During the first nine months of 2005, the Company recorded a $56.2 million restructuring charge to streamline its operating structure. The charge primarily reflects severance costs for the planned termination of 1,689 employees. Additionally, $0.3 million of restructuring accruals related to previously announced restructuring actions were reversed into income during the first nine months of 2005, as management determined that certain cash expenditures would not be incurred. During the first nine months of 2004, the Company recorded a $25.3 million restructuring charge. The charge primarily reflected the planned reduction of 592 employees, the closure of two facilities and lease cancellation costs. Additionally, $1.0 million of restructuring accruals related to previously announced restructuring actions were reversed into income during the first quarter of 2004, as management determined that certain cash expenditures would not be incurred (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information).

     Operating income for the first nine months of 2005 was $534.1 million, an increase of $80.2 million, or 17.7%, over the first nine months of 2004. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A, RD&E expenses and restructuring charges. Segment operating margin for the first nine months of 2005 was 10.3%, or 40 basis points below the comparable prior year period. The variance in segment operating margin is due to increased restructuring charges.

     Interest expense during the first nine months of 2005 was $51.9 million, an increase of $18.0 million, or 53.1% from the comparable prior year period. This increase reflects higher interest rates and higher average debt balances (reflecting 2004 acquisitions). Additionally, the Company recognized $36.3 million of interest income during the first nine months of 2005 compared to $18.8 million during the first nine months of 2004. The increase of $17.5 million, or 93.1%, primarily reflects the recognition of interest income during 2005 associated with tax settlements related to the closure of the IRS tax audit for the years 1998 through 2000.

     During the first nine months of 2005, the Company recognized a gain on the sale of a joint venture of $7.1 million. Proceeds from the sale of the joint venture were $15.3 million.

     During the first nine months of 2005, income tax expense was $93.9 million, or 18.4% less than the applicable prior year period. The variance primarily reflects the recognition of tax settlements relating to prior year tax filings. Partially offsetting these items is the increase in taxable income during the first nine months of 2005 compared to the first nine months of 2004.

     Income from continuing operations was $418.2 million, or $4.43 per diluted share for the first nine months of 2005 compared to $312.9 million, or $3.31 per diluted share for the first nine months of 2004. The increase reflects the results discussed above.

     During the first nine months of 2005, the Company recognized $25.3 million of income from discontinued operations compared to a loss of $2.2 million in the comparable prior year period. The 2005 income primarily relates to a tax settlement offset by losses and asset write-downs associated with the Company's Network Systems & Services business and costs related to other discontinued operations.

     Fluid Technology's sales and revenues and costs of sales and revenues increased $233.2 million, or 12.6%, and $152.4 million, or 12.5%, respectively, in the first nine months of 2005 compared to the first nine months of 2004. Higher sales in the water/wastewater markets, industrial businesses, acquisition revenue from the water treatment business and the impact of foreign currency translation were the primary factors for the increases. SG&A expenses for the first nine months of 2005 increased $33.9 million, or 9.1%, compared to the same period in 2004, mainly due to increased advertising costs, sales commissions and administrative costs in most businesses, and foreign currency translation. During the first nine months of 2005, the segment recorded a $24.2 million restructuring charge related to activities to reduce structural costs. Additionally, during the first nine months of 2005, $0.2 million of restructuring accruals were reversed into income. During the first nine months of 2004, the segment recorded a $10.1 million restructuring charge mainly related to a planned reduction in headcount and the closure of two facilities. Additionally, during the first nine months of 2004, $0.4 million of restructuring accruals were reversed into income as costs were less than initially anticipated (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first nine months of 2005 increased $21.1 million, or 10.3%, compared to the first nine months of 2004 due to the activities discussed above.

     Defense Electronics & Services' sales and revenues and costs of sales and revenues for the first nine months of 2005 increased $694.5 million, or 41.7%, and $537.7 million, or 52.5%, respectively, from the comparable prior year period. The increases are primarily due to higher volume in the night vision, aerospace communications, electronic warfare and systems businesses. A third quarter 2004 acquisition also contributed to the increase in revenues, accounting for 18.3%. Additionally, a change in product mix also contributed to the increase in costs of sales and revenues. SG&A expenses increased $45.8 million, or 43.9%, primarily due to increased employee benefit and administrative costs, higher marketing costs and costs associated with a third quarter 2004 acquisition. RD&E expenses increased $27.8 million, or 7.7%, primarily due to increased spending in most businesses. Operating income for the first nine months of 2005 was $259.5 million, an increase of $83.2 million, or 47.2%, compared to the same period in 2004. The increase reflects the results discussed above.

     Motion & Flow Control recorded sales and revenues and costs of sales and revenues of $837.7 million and $606.5 million, respectively, during the first nine months of 2005, reflecting increases of $39.6 million, or 5.0%, and $29.0 million, or 5.0%, from the first nine months of 2004. The increases were mainly due to higher volume in the friction material, aerospace controls and leisure marine businesses and the impact of foreign currency translation partially offset by volume declines in the fluid handling and shock absorbers businesses. SG&A expenses increased $2.3 million, or 3.2%, compared to the prior year period primarily due to higher marketing costs in the leisure marine and shock absorbers businesses and higher administrative costs. During the first nine months of 2005 and 2004, the segment recorded $9.6 million and $3.8 million of restructuring charges, respectively, mainly related to actions to reduce operating costs. Additionally, during the first nine months of 2005, $0.1 million of restructuring accruals were reversed into income (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income of $113.0 million was $0.6 million, or 0.5%, higher in the first nine months of 2005 compared to the first nine months of 2004, primarily due to the items mentioned above.

     Electronic Components' sales and revenues of $525.7 million and costs of sales and revenues of $386.5 million in the first nine months of 2005, increased $7.4 million, or 1.4%, and $21.6 million, or 5.9%, respectively, from the comparable prior year period. The increases reflect higher volume in most businesses and the impact of foreign currency translation. Additionally, manufacturing inefficiencies, and higher scrap, also contributed to the increase in costs of sales and revenues. SG&A expenses decreased $4.5 million or 4.7%, due to lower marketing and administrative costs in most businesses. During the first nine months of 2005 and 2004, the segment recorded $22.0 million and $9.6 million of restructuring charges, respectively, relating to planned actions to reduce structural costs. Additionally, during the first nine months of 2004, $0.5 million of restructuring accruals were reversed into income reflecting lower than anticipated severance costs (refer to the section entitled "Status of Restructuring and Asset Impairments" and Note 8, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Condensed Financial Statements for additional information). Operating income for the first nine months of 2005 decreased $21.8 million from the first nine months of 2004. The decrease was due to the factors discussed above.

     Corporate expenses increased $2.9 million in the first nine months of 2005, primarily due to costs related to process improvement initiatives, employee benefit costs and increased expenditures for tax planning.

STATUS OF RESTRUCTURING AND ASSET IMPAIRMENTS

  2005 RESTRUCTURING ACTIVITIES

     During the third quarter of 2005, the Company recognized a $30.0 million restructuring charge. New actions represent $29.7 million of the charge. Costs associated with actions announced during previous quarters represent $0.3 million of the charge. The actions by segment are as follows:

     - The Fluid Technology segment recorded $15.2 million of severance costs for the termination of 139 employees, including 69 factory workers, 68 office workers and 2 management employees. The charges reflect a reduction in structural costs.

     - The Electronic Components segment recorded $10.2 million for the reduction of 1,024 employees, including 866 factory workers, 150 office workers and 8 management employees. Other costs totaling $1.2 million, primarily representing contract termination costs, were also recognized during the quarter. These actions reflect the continued reorganization of the segment, including the closure of two facilities.

     - The Motion & Flow Control segment recognized $2.5 million for the termination of 66 employees, including 44 factory workers, 21 office workers and 1 management employee. Other costs totaling $0.2 million were also recognized during the quarter. The headcount reductions relate to workforce reductions and the consolidation of functions.

     - Corporate headquarters recorded $0.4 million for the termination of one management employee.

     During the third quarter of 2005, the Company made $7.9 million of payments attributable to the 2005 third quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the third quarter of 2005 are approximately $4.7 million during 2005 and $110.4 million between 2006 and 2010. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

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

     During 2005, the Company made $3.2 million of payments attributable to the 2005 second quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.

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

     During 2005, the Company made $11.9 million of payments attributable to the 2005 first quarter restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during the first quarter of 2005 are approximately $16.4 million during 2005 and $131.6 million between 2006 and 2010. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

     The following table displays a rollforward of the restructuring accruals for the 2005 restructuring programs (in millions):

                                                                      CASH CHARGES
                                                        ----------------------------------------
                                                                       LEASE
                                                        SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                        ---------   -----------   -----   ------
Establishment of 2005 Plans...........................   $ 51.6        $ 0.8      $ 2.6   $ 55.0
Reversal of Charges...................................     (0.3)          --         --     (0.3)
Payments..............................................    (20.8)        (0.3)      (1.9)   (23.0)
Other, including translation..........................     (0.3)          --         --     (0.3)
                                                         ------        -----      -----   ------
Balance September 30, 2005............................   $ 30.2        $ 0.5      $ 0.7   $ 31.4
                                                         ======        =====      =====   ======

     During the first nine months of 2005, $0.3 million of restructuring accruals were reversed into income reflecting lower than anticipated severance costs (due to employee attrition).

     During the first nine months of 2005, headcount was reduced by 1,505 persons and the Company experienced employee attrition, leaving a balance of 184 planned reductions related to the 2005 restructuring plans.

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

     - The Motion & Flow Control segment recorded $4.6 million for the planned termination of 133 employees, including 47 factory workers, 77 office workers and nine management employees. Other costs totaling $0.7 million were also recognized during 2004.

     - Corporate headquarters recorded $1.8 million for the planned termination of one office worker and two management employees.

     During the first nine months of 2005, the Company made $14.5 million of payments attributable to 2004 restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during 2004 are approximately $30.8 million during 2005 and $130.0 million between 2006 and 2009. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

     The following table displays a rollforward of the restructuring accruals for the 2004 restructuring programs (in millions):

                                                                      CASH CHARGES
                                                        ----------------------------------------
                                                                       LEASE
                                                        SEVERANCE   COMMITMENTS   OTHER   TOTAL
                                                        ---------   -----------   -----   ------
Establishment of 2004 Plans...........................   $ 28.6        $ 5.2      $ 2.2   $ 36.0
Payments..............................................    (14.5)        (0.7)      (1.8)   (17.0)
Reversals.............................................     (0.2)          --         --     (0.2)
Translation...........................................      0.5           --         --      0.5
                                                         ------        -----      -----   ------
Balance December 31, 2004.............................   $ 14.4        $ 4.5      $ 0.4   $ 19.3
                                                         ------        -----      -----   ------
Additional charges....................................      0.8           --         --      0.8
Payments..............................................    (10.7)        (3.7)      (0.1)   (14.5)
Translation & Other...................................     (0.7)        (0.1)       0.1     (0.7)
                                                         ------        -----      -----   ------
Balance September 30, 2005............................   $  3.8        $ 0.7      $ 0.4   $  4.9
                                                         ======        =====      =====   ======

     During the nine months of 2005, headcount was reduced by 557 persons, leaving a balance of 127 planned reductions related to the 2004 restructuring plans.

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

     The following table displays a rollforward of the automotive discontinued operations accruals from January 1, 2005 to September 30, 2005 (in thousands):

                                                                                             2005
                                             BEGINNING BALANCE     2005         2005        OTHER        ENDING BALANCE
AUTOMOTIVE DISCONTINUED OPERATIONS ACCRUALS   JANUARY 1, 2005    SPENDING    SETTLEMENTS   ACTIVITY    SEPTEMBER 30, 2005
-------------------------------------------  -----------------   ---------   -----------   --------   ---------------------
Other Deferred Liabilities.............          $     --        $      --      $  --      $     --          $    --
Accrued Expenses.......................            20,370               --         --            --           20,370
Environmental..........................            14,156              (68)        --            --           14,088
Income Tax.............................           154,151         (100,551)        --       (53,600)              --
                                                 --------        ---------      -----      --------          -------
Total..................................          $188,677        $(100,619)     $  --      $(53,600)         $34,458
                                                 ========        =========      =====      ========          =======

     At September 30, 2005, the Company has automotive discontinued operations accruals of $34.5 million that primarily relate to the following: product recalls $7.8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.1 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $12.6 million -- for workers compensation issues which are recorded in Accrued Expenses.

     In the third quarter of 2005, the Company finalized an IRS tax settlement that covered the periods from 1998 to 2000 and included the sale of the Electrical Systems business and the Brake and Chassis unit. As a result of this agreement, the Company paid $100.6 million to settle tax matters related to the sale of the automotive business. Remaining tax reserves of $53.6 million relating to this matter were reversed and included in income from discontinued operations.

     The Company forecasts that it will spend between $1.0 million and $4.0 million on an annual basis related to its other remaining automotive obligations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW OVERVIEW

     The Company realized $511.3 million of cash from operating activities during the first nine months of 2005. The primary factors for this performance were net income generated from continuing operations of $418.2 million, which includes $162.0 million of depreciation and amortization, and an increase in accounts payable and accrued expenses of $148.9 million. Lower cash tax payments, as a result of the IRS tax audit settlement for the years 1998 through 2000, provided an additional $83.1 million to cash from operating activities. The conclusion of the tax audit, referenced above, also required the payment of $100.6 million to settle tax matters related to the sale of the Company's automotive businesses in 1998. This expenditure was recorded in the Net Cash From Operations -- Discontinued Operations caption in the Company's Consolidated Condensed Statement of Cash Flows. Partially offsetting these items were a $100.0 million prepaid pension contribution and a $191.0 million increase in accounts receivable, reflecting increased sales volume and the timing of collections.

     The Company projects cash from operating activities to be between $725.0 million and $750.0 million for the twelve months ending December 31, 2005.

     Cash Flows: Cash generated by operating activities during the first nine months of 2005 was $511.3 million, or a $258.1 million improvement over the first nine months of 2004. The improvement is primarily attributable to a $105.3 million increase in income from operations, including an increase in non-cash charges of $48.4 million, and a $93.9 million increase in accounts payable and accrued expenses. Another factor contributing to the positive variance in cash from operations is a $34.6 million reduction in the funding of inventory levels. Partially offsetting these items was a $50.4 million increase in accounts receivable reflecting increased volume and the timing of collections.

     Status of Restructuring Activities: Restructuring payments during the first nine months of 2005 totaled $39.9 million and were comprised of $23.0 million of expenditures for 2005 plans and $16.9 million of expenditures for prior years plans. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.

     Additions to Plant, Property and Equipment: Capital expenditures during the first nine months of 2005 were $119.4 million, an increase of $19.4 million from the first nine months of 2004. The increase was seen across the Defense Electronics & Services and Fluid Technology segments.

     Acquisitions: During the first nine months of 2005, the Company spent $38.4 million for the acquisition of Ellis K. Phelps & Company ("Phelps"), the largest U.S. distributor of products sold under ITT's Flygt brand for the wastewater pumping and treatment market and for additional shares of WEDECO AG Water Technology, a company acquired in 2004. The excess of the purchase price over the fair value of net assets acquired of $16.1 million was recorded as goodwill.

     During the first nine months of 2004, the Company spent $994.6 million primarily for the acquisitions of the following:

     - The Remote Sensing Systems ("RSS") business from Eastman Kodak Company. RSS is a leading supplier of high resolution satellite imaging systems and information services.

     - WEDECO AG Water Technology ("WEDECO"), the world's largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment.

     - Allen Osborne Associates, a leader in the development of global positioning system receivers for both portable and fixed sites

     - Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd. ("Hengtong"), a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.

     Divestitures: During the first nine months of 2005, the Company generated $15.3 million from the sale of a joint venture, $2.5 million from the sale of one property and $7.4 million from the sales of plant and equipment. In the first nine months of 2004, the Company generated $5.1 million of cash proceeds primarily from the sale of two properties.

     Financing Activities: Debt at September 30, 2005 was $1,441.1 million, compared with $1,272.0 million at December 31, 2004. Cash and cash equivalents were $470.3 million at September 30, 2005, compared to $262.9 million at December 31, 2004. The change in debt and cash levels primarily reflects the generation of cash from operating activities and the funding of capital expenditures, the repurchase of common stock, and the payment of dividends. At September 30, 2005, the Company had $1.4 billion of revolving credit agreements, which provide back-up for the Company's commercial paper program.

     Status of Automotive Discontinued Operations: During the first nine months of 2005, the Company made payments of approximately $100.6 million for matters attributable to its automotive discontinued operations. In addition, the Company forecasts between $1.0 million and $4.0 million of annual spending related to its remaining automotive obligations. All payments are forecast to be paid with future cash from operations supplemented, as required, by commercial paper borrowings.

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

ENVIRONMENTAL

     Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At September 30, 2005, the Company's best estimate for environmental liabilities is $96.3 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $73.3 million and the high range estimate is $150.2 million. On an annual basis the Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of 75 sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

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

See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements of the 2004 Annual Report on Form 10-K for more information.

                                                             2004   2003   2002    2001   2000
                                                             ----   ----   -----   ----   ----
Expected Return on Assets..................................  9.00%  9.00%   9.75%  9.75%  9.75%
Actual Return on Assets....................................  15.2%  27.5%  (11.4)% (4.0)% (0.7)%

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

     Funding requirements under IRS rules are a major consideration in making contributions to our domestic pension plans. With respect to its qualified pension plans, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. The Company contributed $120.1 million to the U.S. Master Trust in 2004, and an additional $105.2 million in the first nine months of 2005. As a result, the Company will not face material minimum required contributions to its U.S. Salaried Pension Plan in 2006 and 2007, under current IRS contribution rules and barring any major disruptions in the equity and bond markets. Furthermore, we currently estimate that we will not make significant additional contributions to the Company's U.S. Salaried Pension Plan during the remainder of 2005.

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

     Also during 2004, the projected benefit obligation for the U.S. Salaried Pension Plan increased by $458.2 million to $3,907.6 million. The increase included the $126.4 million impact of a 25 basis point decline in the discount rate at year end and the assumption of $260.0 million in liabilities as part of the acquisition of RSS. As a result, the funded status for the Company's U.S. Salaried Pension Plan improved by $116.6 million to $(343.0) million at the end of 2004. Funded status for the Company's total pension obligations, including foreign and affiliate plans, improved by $105.5 million to $(754.9) million at the end of 2004.

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

     In 2002, the combination of a decline in the discount rate and a decline in assets caused several of the Company's plans to be in a deficit position. Accordingly, during 2002, the Company recorded a total after-tax reduction of $765.5 million to its shareholders' equity. As a result of the improved financial markets in 2003 and 2004, the Company recorded total after-tax increases to its shareholders' equity of $182.5 million and $81.8 million at year-end 2003, and 2004, respectively. It is important to note that these actions did not cause a default in any of the Company's debt covenants.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at September 30, 2005 and 2004 was $38.6 million and $33.5 million, respectively. See Note 14, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Condensed Financial Statements for additional details.

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company as of July 1, 2005. Adoption of SFAS No. 151 did not have a material effect on the Company's financial statements.

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

     In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "AJCA") provides for a tax relief for U.S. domestic manufacturers. FSP 109-1 states that tax benefit should be recorded in the year in which it can be taken in the Company's tax return rather than reflecting a deferred tax asset in the period the AJCA was enacted. FSP 109-1 was effective upon issuance. Adoption of FSP 109-1 did not have a material effect on the Company's financial statements.

     In December 2004, the FASB issued FSP 109-2, "Accounting Disclosures Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). The Foreign Earnings Repatriation Provision Within the Act (the "Provision") provides a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP 109-2 states that a company should recognize the income tax effect related to the Provision when it decides on a plan for reinvestment or repatriation of foreign earnings. At this time, the Company does not expect to elect to apply the Provision.

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

ITEM 4.                     CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

     (b) There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART II.
                               OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 13 to the unaudited interim consolidated condensed financial statements in Part I of this report, as well as Part I, Item 3 of the Company's 2004 Annual Report on Form 10-K.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                       TOTAL NUMBER OF     AVERAGE PRICE PAID
PERIOD                                               SHARES PURCHASED(1)      PER SHARE(2)
------                                               -------------------   ------------------
7/1/05 - 7/31/05...................................        334,749              $102.68
8/1/05 - 8/31/05...................................        890,800              $108.14
9/1/05 - 9/30/05...................................        270,442              $111.53

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

November 7, 2005

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
    (3)   (a) ITT Industries, Inc.'s Restated Articles of Incorporation......  Incorporated by reference to Exhibit
                                                                               3(a) of ITT Industries' Form 10-Q for
                                                                               the quarter ended June 30, 2005. (CIK
                                                                               No. 216228, File No. 1-5672).
          (b) Form of Rights Agreement between ITT Indiana, Inc. and The Bank of New York, as Rights Agent...................................  Incorporated by reference to Exhibit 1 to ITT Industries' Form 8-A dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).
          (c) ITT Industries, Inc.'s By-laws, as amended December 7, 2004....  Incorporated by reference to Exhibit
                                                                               99.2 to ITT Industries' Form 8-K Current
                                                                               Report dated December 9, 2004. (CIK No.
                                                                               216228, File No. 1-5672).
    (4)   Instruments defining the rights of security holders, including indentures.........................................................  Not required to be filed. The Registrant hereby agrees to file with the
                                                                               Commission a copy of any instrument
                                                                               defining the rights of holders of
                                                                               long-term debt of the Registrant and its
                                                                               consolidated subsidiaries upon request
                                                                               of the Commission.
   (10)   Material contracts.................................................
 (10.1)*  Employment Agreement dated as of February 5, 2004 between ITT
          Industries, Inc. and Edward W. Williams............................  Incorporated by reference to Exhibit
                                                                               10.1 of ITT Industries' Form 10-K for
                                                                               the year ended December 31, 2004 (CIK
                                                                               No. 216228, File No. 1-5672).
 (10.2)*  Employment Agreement dated as of September 28, 2004 between ITT
          Industries, Inc. and Steven R. Loranger............................  Incorporated by reference to Exhibit
                                                                               10.2 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
 (10.3)*  Form of Non-Qualified Stock Option Award Agreement for Band A
          Employees..........................................................  Incorporated by reference to Exhibit
                                                                               10.3 of ITT Industries' Form 10-K for
                                                                               the year ended December 31, 2004 (CIK
                                                                               No. 216228, File No. 1-5672).
 (10.4)*  Form of Non-Qualified Stock Option Award Agreement for Band B
          Employees..........................................................  Incorporated by reference to Exhibit
                                                                               10.4 of ITT Industries' Form 10-K for
                                                                               the year ended December 31, 2004 (CIK
                                                                               No. 216228, File No. 1-5672).

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
 (10.5)*  ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)......................................  Incorporated by reference to Exhibit
                                                                               10.4 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
 (10.6)*  ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)......................................  Incorporated by reference to Exhibit
                                                                               10.5 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
 (10.7)*  ITT Industries, Inc. 1997 Annual Incentive Plan for Executive
          Officers (amended and restated as of July 13, 2004)................  Incorporated by reference to Exhibit
                                                                               10.6 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
 (10.8)*  1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)..................................................  Incorporated by reference to Exhibit
                                                                               10.7 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
 (10.9)*  ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)..................................  Incorporated by reference to Exhibit
                                                                               10.8 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.10)*  ITT Industries 1996 Restricted Stock Plan for Non-Employee
          Directors (amended and restated as of July 13, 2004)...............  Incorporated by reference to Exhibit
                                                                               10.9 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.11)*  ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)..................................................  Incorporated by reference to Exhibit
                                                                               10.10 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.12)*  ITT Industries Deferred Compensation Plan (Effective as of January
          1, 1995 including amendments through July 13, 2004)................  Incorporated by reference to Exhibit
                                                                               10.11 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.13)*  ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)..................................................  Incorporated by reference to Exhibit
                                                                               10.12 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
(10.14)*  ITT Industries Excess Pension Plan IA..............................  Incorporated by reference to Exhibit
                                                                               10.13 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.15)*  ITT Industries Excess Pension Plan IB..............................  Incorporated by reference to Exhibit
                                                                               10.14 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.16)*  ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004)..................................................  Incorporated by reference to Exhibit
                                                                               10.15 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.17)*  ITT Industries Excess Savings Plan (as amended and restated as of
          July 13, 2004).....................................................  Incorporated by reference to Exhibit
                                                                               10.16 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.18)*  ITT Industries Excess Benefit Trust................................  Incorporated by reference to Exhibit
                                                                               10.17 of ITT Industries' Form 10-Q for
                                                                               the quarter ended September 30, 2004
                                                                               (CIK No. 216228, File No. 1-5672).
(10.19)   Form of indemnification agreement with directors...................  Incorporated by reference to Exhibit
                                                                               10(h) to ITT Industries' Form 10-K for
                                                                               the fiscal year ended December 31, 1996
                                                                               (CIK No. 216228, File No. 1-5672).
(10.20)   Distribution Agreement among ITT Corporation, ITT Destinations,
          Inc. and ITT Hartford Group, Inc. .................................  Incorporated by reference to Exhibit
                                                                               10.1 listed under ITT Industries' Form
                                                                               8-B dated December 20, 1995 (CIK No.
                                                                               216228, File No. 1-5672).
(10.21)   Intellectual Property License Agreement between and among ITT
          Corporation, ITT Destinations, Inc. and ITT Hartford Group,
          Inc. ..............................................................  Incorporated by reference to Exhibit
                                                                               10.2 to ITT Industries' Form 8-B dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).
(10.22)   Tax Allocation Agreement among ITT Corporation, ITT Destinations,
          Inc. and ITT Hartford Group, Inc. .................................  Incorporated by reference to Exhibit
                                                                               10.3 to ITT Industries' Form 8-B dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
(10.23)   Employee Benefit Services and Liability Agreement among ITT
          Corporation, ITT Destinations, Inc. and ITT Hartford Group,
          Inc. ..............................................................  Incorporated by reference to Exhibit
                                                                               10.7 to ITT Industries' Form 8-B dated
                                                                               December 20, 1995 (CIK No. 216228, File
                                                                               No. 1-5672).
(10.24)   Five-year Competitive Advance and Revolving Credit Facility
          Agreement dated as of November 10, 2000............................  Incorporated by reference to Exhibit 10 to ITT Industries' Form 8-K Current
                                                                               Report dated November 20, 2000 (CIK No.
                                                                               216228, File No. 1-5672).
(10.25)   Agreement with Valeo SA with respect to the sale of the Automotive
          Electrical Systems Business........................................  Incorporated by reference to Exhibit
                                                                               10(b) to ITT Industries' Form 10-Q
                                                                               Quarterly Report for the quarterly
                                                                               period ended September 30, 1998 (CIK No.
                                                                               216228, File No. 1-5672).
(10.26)   Agreement with Continental AG with respect to the sale of the
          Automotive Brakes and Chassis Business.............................  Incorporated by reference to Exhibit 2.1 to ITT Industries' Form 8-K Current
                                                                               Report dated October 13, 1998 (CIK No.
                                                                               216228, File No. 1-5672).
(10.27)   Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus)
          and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between
          Rexus as lessor and ITT Industries, as lessee......................  Incorporated by Reference to Exhibits
                                                                               listed under Item 9.01 to ITT Industries
                                                                               Form 8-K Current Report dated December
                                                                               20, 2004 (CIK No. 216228, File No.
                                                                               1-5672).
(10.28)*  Form of Restricted Stock Award for Non-Employee Directors..........  Incorporated by reference to Exhibit
                                                                               10.28 of ITT Industries' Form 10-Q for
                                                                               the quarter ended March 31, 2005 (CIK
                                                                               No. 216228, File No. 1-5672).
(10.29)*  Form of Restricted Stock Award for Employees.......................  Incorporated by reference to Exhibit
                                                                               10.29 of ITT Industries' Form 10-Q for
                                                                               the quarter ended March 31, 2005 (CIK
                                                                               No. 216228, File No. 1-5672).
(10.30)   Amended and Restated 364-day Revolving Credit Agreement............  Incorporated by reference to Exhibits
                                                                               10.1 and 10.2 to ITT Industries' Form
                                                                               8-K dated March 28, 2005 (CIK No.
                                                                               216228, File No. 1-5672).

EXHIBIT
NUMBER                                DESCRIPTION                                              LOCATION
-------                               -----------                                              --------
(10.31)*  Employment Agreement dated as of May 31, 2005 and effective as of
          July 1, 2005 between ITT Industries, Inc. and George E. Minnich....  Incorporated by reference to Exhibit
                                                                               10.31 of ITT Industries' Form 10-Q for
                                                                               the quarter ended June 30, 2005. (CIK
                                                                               No. 216228, File No. 1-5672).
(10.32)*  Separation Agreement dated September 7, 2005 and effective as of
          September 30, 2005 between ITT Industries, Inc. and Robert Ayers...  Incorporated by reference to Exhibit
                                                                               99.1 to ITT Industries' Form 8-K dated
                                                                               September 8, 2005 (CIK No. 216228, File
                                                                               No. 1-5672).
   (11)   Statement re computation of per share earnings.....................  Not required to be filed.
   (18)   Letter re change in accounting principles..........................  None.
   (22)   Published report regarding matters submitted to vote of security holders............................................................  Not required to be filed.
   (24)   Power of attorney..................................................  None.
 (31.1)   Certification pursuant to Rule 13a-14(a)/15d-14(a) of the
          Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..................................  Filed herewith.
 (31.2)   Certification pursuant to Rule 13a-14(a)/15d-14(a) of the
          Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..................................  Filed herewith.
 (32.1)   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  This Exhibit is intended to be furnished in accordance with Regulation S-K Item
                                                                               601(b)(32)(ii) and shall not be deemed
                                                                               to be filed for purposes of Section 18
                                                                               of the Securities Exchange Act of 1934
                                                                               or incorporated by reference into any
                                                                               filing under the Securities Act of 1933
                                                                               or the Securities Exchange Act of 1934,
                                                                               except as shall be expressly set forth
                                                                               by specific reference.
 (32.2)   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........  This Exhibit is intended to be furnished in accordance with Regulation S-K Item
                                                                               601(b)(32)(ii) and shall not be deemed
                                                                               to be filed for purposes of Section 18
                                                                               of the Securities Exchange Act of 1934
                                                                               or incorporated by reference into any
                                                                               filing under the Securities Act of 1933
                                                                               or the Securities Exchange Act of 1934,
                                                                               except as shall be expressly set forth
                                                                               by specific reference.

---------------

* Management compensatory plan