Form 10-K
period 2005-12-31
ITT INDUSTRIES INC
filed 2006-03-10
CIK 216228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                                 ANNUAL REPORT

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                           COMMISSION FILE NO. 1-5672
                             ---------------------

                              ITT INDUSTRIES, INC.

         INCORPORATED IN THE STATE OF INDIANA                                13-5158950
                                                                (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  4 WEST RED OAK LANE, WHITE PLAINS, NY 10604
                          (PRINCIPAL EXECUTIVE OFFICE)
                        TELEPHONE NUMBER: (914) 641-2000
                             ---------------------
  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT, ALL OF WHICH ARE
                REGISTERED ON THE NEW YORK STOCK EXCHANGE, INC.:

     COMMON STOCK, $1 PAR VALUE (ALSO REGISTERED ON PACIFIC STOCK EXCHANGE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE.

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [X]     No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes [ ]
     No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 [X] Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated
                                   filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2005 was approximately $9.0 billion.

     As of February 28, 2006, there were outstanding 184,707,010 shares of Common Stock, $1 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 9, 2006, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                   PAGE
PART       1     Business                                                         2
 I         1A    Risk Factors                                                    11
           1B    Unresolved Staff Comments                                       12
           2     Properties                                                      12
           3     Legal Proceedings                                               12
           4     Submission of Matters to a Vote of Security Holders             14
           *     Executive Officers of the Registrant                            14
PART       5     Market for Registrant's Common Equity and Related
 II                Stockholder Matters                                           15
           6     Selected Financial Data                                         16
           7     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                     16
           7A    Quantitative and Qualitative Disclosures About Market Risk      32
           8     Financial Statements and Supplementary Data                     33
           9     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                      33
           9A    Controls and Procedures                                         33
           9B    Report of Independent Registered Public Accounting Firm         34
PART      10     Directors and Executive Officers of the Registrant              36
III       11     Executive Compensation                                          36
          12     Security Ownership of Certain Beneficial Owners and
                   Management                                                    36
          13     Certain Relationships and Related Transactions                  36
          14     Principal Accounting Fees and Services                          36
PART      15     Exhibits, Financial Statement Schedules, and Reports on Form
 IV                8-K                                                           36

            Signatures                                                         II-1
            Exhibit Index                                                      II-2

* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I

ITEM 1.                             BUSINESS

     ITT Industries, Inc., with 2005 sales and revenues of approximately $7.43 billion, is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. Our four principal business segments are Fluid Technology, Defense Electronics & Services, Motion & Flow Control, and Electronic Components. Prior to January 1, 2002, these segments were named, respectively, Pumps & Complementary Products, Defense Products & Services, Specialty Products and Connectors & Switches. Also prior to January 1, 2002, Engineered Process Solutions Group (formerly named Engineered Valves) and now part of our Fluid Technology Segment, reported into Specialty Products (now, Motion & Flow Control). Material herein is presented on a basis consistent with those business segment changes.

     Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 40,900 employees based in 57 countries. Unless the context otherwise indicates, references herein to "ITT Industries," the "Company," and such words as "we," "us," and "our" include ITT Industries, Inc. and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. Reference is made to "-- COMPANY HISTORY AND CERTAIN RELATIONSHIPS." Our telephone number is (914) 641-2000.

     The table below shows, in percentage terms, our consolidated sales and revenues and operating income attributable to each of our ongoing lines of business for the last three years. In 2005 Electronic Components operating income included a $222.7 million impairment charge.

                                              Year Ended
                                             December 31,
                                       ------------------------
                                         2005     2004     2003
---------------------------------------------------------------
SALES AND REVENUES
  Fluid Technology                         38%      41%      44%
  Defense Electronics & Services           43       38       35
  Motion & Flow Control                     9       10       10
  Electronic Components                    10       11       11
                                       ------   ------   ------
                                          100%     100%     100%
                                       ======   ======   ======
OPERATING INCOME
  Fluid Technology                         65%      47%      54%
  Defense Electronics & Services           72       42       38
  Motion & Flow Control                    24       20       20
  Electronic Components                   (43)       5        3
  Other                                   (18)     (14)     (15)
                                       ------   ------   ------
                                          100%     100%     100%
                                       ======   ======   ======

  BUSINESS AND PRODUCTS

  FLUID TECHNOLOGY

     Fluid Technology is a leading global provider of fluid systems and solutions for the Residential & Commercial Water, Building Trades, Wastewater Handling, Treatment, and Industrial & BioPharm markets. Sales and revenues were approximately $2.84 billion, $2.59 billion, and $2.25 billion for 2005, 2004 and 2003, respectively.

     Fluid Technology is engaged in the design, development, production, sale, and after-sale support of a broad range of pumps, mixers, controls and treatment systems for municipal, industrial, residential, agricultural, and commercial applications.

     Major production and assembly facilities are located in Argentina, Australia, Austria, Brazil, Canada, China, England, Germany, Italy, Malaysia, Mexico, the Philippines, South Korea, Sweden, Poland and the United States.

     Principal customers are in North America, Europe, the Middle East, Africa, Latin and South America, and the Asia/Pacific region. No single customer accounted for more than 1.8% of 2005 sales for Fluid Technology. Sales are made directly to customers or through independent distributors and representatives.

     As one of the world's leading producers of fluid handling equipment and related products for treating and recycling wastewater, ITT Industries actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness of the need to preserve and protect the earth's water resources.

  Residential & Commercial Water

     ITT Industries' broad range of pumps, systems and accessories for residential, municipal and commercial applications including water, wells, pressure boosters, and agriculture packages and systems are branded Goulds Pumps, Red Jacket Water Products, Marlow Pumps, Lowara, and Vogel.

     Flowtronex is the product brand for package systems for turf irrigation and water booster systems for municipal systems, golf courses and irrigation systems.

  Building Trades

     Leading product brands such as Bell & Gossett(R), McDonnell & Miller(R), and Hoffman Specialty(R), provide a broad variety of products for environmental control in buildings and for building service and utility applications including liquid-based heating and air conditioning systems, liquid level control, and steam trap products for boiler and steam systems. ITT Industries services the

European and Middle East building trade markets with pressure boosting pumps under the Lowara and Vogel names and A-C Fire Pump is a global UL/FM Fire pump package provider.

  Wastewater Handling

     The Flygt Group is the originator and largest manufacturer of submersible pumps and mixers which form the heart of many of the world's sewage and wastewater treatment facilities. Combining Flygt's submersible pumps and mixers with Sanitaire and ABJ products (discussed below) provides a solution to customers' needs for complete system wastewater treatment. Dry mount pumps from A-C Pump provide an alternative technical solution to submersible pumps. Flygt is a market leader and respected brand for commercial and municipal submersible wastewater pumps. ITT Industries' strong position in the dewatering market is generated by Flygt, Robot and Grindex and, in the residential effluent and sewage pumps systems area, Goulds Pumps and Lowara are market leaders.

  Treatment

     Through the Sanitaire(R), and ABJ(R) brands, ITT Industries is a leader in biological treatment systems for municipal and industrial wastewater treatment. The broad range of products includes ceramic and membrane fine bubble diffusers, and stainless steel coarse bubble diffusers. Aquious provides advanced membrane filtration engineered systems, reverse osmosis systems and portable filtration technology. Flygt's submersible mixers and Sanitaire's diffused aeration systems play a crucial role in the biological treatment phase ensuring that incoming flows reach optimal nitrification and prevent sedimentation in the aeration tank. ABJ is a unique Sequence Batch Reactor (SBR) allowing a continuous inflow. Through the addition of Aquious in 2004, ITT Industries offers advanced membrane filtration for both municipal and industrial applications. WEDECO is a leading provider of ultraviolet disinfection and ozone oxidation systems.

  Industrial & BioPharm

     ITT Industries, under the Goulds Pumps brand name, offers standard as well as application specific pumps for the industrial marketplace. Examples of typical applications include general industrial, mining, chemical, pulp and paper, power, oil refining and gas processing. Fabri-Valve knife gate valves are designed to handle demanding applications found in pulp and paper plants including pulping, recovery and bleaching.

     ITT Industries offers a wide array of valve and turnkey systems that are at the heart of extremely demanding manufacturing processes, especially of biological and pharmaceutical compounds. The design, engineering, fabrication, and installation of high purity process modules, skid systems and stainless steel vessels for the biopharm and hygienic industries are marketed under the Pure-Flo brand.

  Global Service and Customer Care

     Fluid Technology has a global network of service centers for aftermarket customer care. Our aftermarket capabilities include the repair and service of all brands of pumps and rotating equipment, engineering upgrades, contract maintenance, and service.

  System Solutions

     ITT Industries strives to provide its global customer base with the systems and solutions they need to meet their ever increasing demands on cost control and efficiencies. Through the overarching strategic Value Based Six Sigma program, ITT Industries now has in place company wide systems for rapid product development.

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

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                                Year Ended
                                               December 31,
                                         ------------------------
                                           2005     2004     2003
-----------------------------------------------------------------
Residential & Commercial Water               19%      19%      21%
Building Trades                              12       12       13
Wastewater Handling                          31       31       31
Treatment                                    17       16       11
Industrial & BioPharm                        21       22       24
                                         ------   ------   ------
                                            100%     100%     100%
                                         ======   ======   ======

     Management believes that Fluid Technology has a solid technology base and proven expertise in designing its products to meet customer needs. Management also believes that the continuing development of new products will enable Fluid Technology to maintain and build market leadership positions in served markets.

     Order backlog for Fluid Technology was $556.2 million in 2005, compared with $575.5 million in 2004, and $374.6 million in 2003.

     Brand names include Aquious(TM), ABJ(R), A-C Pump(R), Bell & Gossett(R), Flygt(R), Goulds Pumps(R), Hoffman Specialty(R), ITT Standard(R), Lowara(R), Marlow Pumps, McDonnell & Miller(R), Pure-Flo, Sanitaire(R), Vogel(R) and WEDECO.

     The level of activity in Fluid Technology is dependent upon economic conditions in the markets served, weather conditions, and in the case of municipal markets, the ability of municipalities to fund projects for our products and services, and other factors. See "-- COMPETITION."

     Fluid Technology companies have approximately 11,800 employees and have 46 major facilities in 16 countries.

  DEFENSE ELECTRONICS & SERVICES

     Defense Electronics & Services, with sales and revenues of approximately $3.22 billion, $2.41 billion, and $1.79 billion for 2005, 2004 and 2003, respectively, develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets, and provides communications systems and engineering and applied research. Operations are in North America, Europe, and the Middle East.

     Defense Electronics & Services consists of the two major areas of (i) Systems and Services and (ii) Defense Electronics. Systems and Services consists of our systems and Advanced Engineering and Sciences businesses. Defense Electronics consists of our Aerospace and Communications, Space Systems, Night Vision, Avionics and Radar businesses.

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

     The Space Systems Division ("SSD") provides innovative solutions to customers in the Department of Defense, intelligence, space science, and commercial aerospace communities to help them visualize and understand critical events anywhere on earth, in the air, or in space. SSD's offering includes intelligence, surveillance and reconnaissance systems, image information solutions, sophisticated meteorological imagers and sounders, GPS navigation payload systems and components, commercial remote sensing and space science systems.

     The Night Vision Division supplies the most advanced night vision equipment available to U.S. and allied military forces. The equipment includes night vision goggles for fixed and rotary-wing aviators; night vision goggles, monoculars and weapon sights for ground forces, and image intensifier tubes required for all of these systems. Night Vision is developing the Enhanced Night Vision Goggle (ENVG) which optically combines image intensification and infrared technology allowing for improved mobility and situational awareness. The division is also supplying high-performance night vision devices to federal, state and local law enforcement officers in support of homeland security.

     The Avionics Division produces information and electronic warfare technologies for a broad range of military aircraft to help protect aircraft from radar-guided weapons. The Avionics Division is developing for the United States Army and Special Operations Forces the next-generation fully integrated airborne electronic warfare system for rotary wing aircraft called the Suite of Integrated Radio Frequency Countermeasures ("SIRFC"). In addition, the Avionics Division has developed a SIRFC based system for fixed wing aircraft such as the F-16, and is also the supplier for the United States Integrated Defensive Countermeasures ("IDECM") system for fixed wing aircraft such as the F/A-18 E/F fighter fleet. The Avionics Division is a co-developer of the integrated communications, navigation and identification system for the U.S. Air Force F-22 Raptor.

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

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                              Year Ended
                                             December 31,
                                       ------------------------
                                         2005     2004     2003
---------------------------------------------------------------
SYSTEMS AND SERVICES
  Systems                                  33%      35%      32%
  Advanced Engineering & Services           9       11       13
DEFENSE ELECTRONICS
  A/CD                                     17       15       15
  SSD                                      20       14       10
  Night Vision                             10       11       11
  Avionics                                  8        9       12
  Gilfillan                                 3        5        7
                                       ------   ------   ------
                                          100%     100%     100%
                                       ======   ======   ======

     Defense Electronics & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 94% of 2005 sales and revenues of Defense Electronics & Services were to governmental and international entities; approximately 83% of 2005 total sales & revenues were to the United States Government (principally in defense programs).

     A substantial portion of the work of Defense Electronics & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, international customers and commercial customers accounted for approximately 11% and 6%, respectively, of 2005 sales and revenues for Defense Electronics & Services.

     Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Electronics & Services were 6% in 2005, 1% in 2004 and 5% in 2003. Certain products sold by Defense Electronics & Services have particular commercial application, including night vision devices. In addition, Defense Electronics & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

     Funded order backlog for Defense Electronics & Services was $3.48 billion in 2005 compared with $3.46 billion in 2004 and $3.19 billion in 2003.

     The level of activity in Defense Electronics & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Electronics & Services, the Company's ability to win new award contracts, demand and budget availability for such products and services in areas other than defense, and other factors. See
"-- COMPETITION."

     Defense Electronics & Services companies have approximately 15,300 employees and are present in 208 facilities in 21 countries.

  MOTION & FLOW CONTROL

     The results for the Motion & Flow Control segment have been restated to exclude the results of the Automotive Tubing business. The results of the Automotive Tubing Operations are reflected in Discontinued Operations for 2005 and all comparative periods.

     Motion & Flow Control, with sales and revenues of approximately $670.0 million, $633.8 million and $545.0 million for 2005, 2004 and 2003, respectively, comprises a group of units operating in the motion control and flow control market segments. Operations are located principally in North America and Europe, with sales in Latin America and Asia supported through joint ventures or distribution arrangements. Motion & Flow Control consists of the Motion Control, Marine & Leisure and Flow Control groups.

  Motion Control:

     ITT Industries Friction Products designs and manufactures friction pads and backplates for braking applications on vehicles. From three facilities in Italy and one in the United States, Friction Products services most European "OEM" (Original Equipment Manufacturers) auto makers and also operates a substantial facility for research and testing of new materials. Approximately 53% of Friction Products' 2005 business is in aftermarket activity.

     Koni designs and markets adjustable shock absorbers under the brand name KONI(R) for high performance vehicles, trucks, buses, railway equipment and specialty applications such as bridges. Customers are principally in Europe, North America, and Asia.

  Marine & Leisure:

     The Marine & Leisure division is the world's leading producer of pumps and related products for the marine and leisure markets. Products sold worldwide under the brand names Jabsco(R), Rule(R), Flojet(R), and Danforth(R) also serve the recreational vehicle market. Flojet is also a leading producer of pumps and components for beverage applications. Both Jabsco and Flojet also produce pumps for other specialty industrial fluid dispensing applications.

     The HydroAir Division designs and manufacturers jets, pumps and other components for manufacturers of whirlpool baths and hot tub spas.

  Flow Control:

     ITT Aerospace Controls is a worldwide supplier of valves, actuators and switches for the commercial, military, regional, business and general aviation markets. Products are principally sold to OEMs and the aftermarket in North and South America, Europe and Asia. Aerospace Controls also sells switches and regulators into the oil and gas, fluid power, power generation, and chemical markets.

     ITT Conoflow markets pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                              Year Ended
                                             December 31,
                                       ------------------------
                                         2005     2004     2003
---------------------------------------------------------------
Motion Control                             57%      57%      54%
Marine & Leisure                           32       33       35
Flow Control                               11       10       11
                                       ------------------------
                                          100%     100%     100%
                                       ========================

     The level of activity for Motion & Flow Control depends upon economic conditions in the served markets, particularly the automotive, aerospace, and marine and leisure markets, weather conditions and natural disasters. See
"-- COMPETITION." Order backlog is not a significant factor in this segment.

     Motion & Flow Control companies have approximately 2,800 employees and have 20 facilities located in 8 countries.

  ELECTRONIC COMPONENTS

     Electronic Components, with sales and revenues of approximately $708.9 million, $696.9 million, and $585.7 million for 2005, 2004 and 2003, respectively, designs and manufactures connectors, interconnects, cable assemblies, switches, keypads, multi-function grips, panel switch assemblies, dome arrays, input/output (I/O) card kits and smart card systems.

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

     In the industrial area, Electronic Components' products are incorporated in various industrial equipment and process control products, including DL zero insertion force connectors, cable assemblies, electromechanical switches, and device control interfaces. They are used in industrial controls, production equipment, instrumentation and medical equipment.

     In the transportation area, Electronic Components' products are incorporated in heavy-vehicles and equipment, mass transit, agriculture construction equipment and automotive applications. The products include high reliability connectors, multi-function control assemblies, and switches used in powertrain, instrument controls, and chassis applications.

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

     In the computer area, Electronic Components supplies connectors and switches for computers and computer peripherals.

     In the consumer area, Electronic Components primarily supplies keypads for remote control devices, switches for appliances and audio circular connectors.

     The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

                                              Year Ended
                                             December 31,
                                       ------------------------
                                         2005     2004     2003
---------------------------------------------------------------
Communications                             28%      29%      27%
Industrial                                 21       24       25
Transportation                             23       18       18
Military/Aerospace                         15       14       13
Commercial Aircraft                         5        5        5
Computer                                    4        5        5
Consumer                                    4        5        7
                                       ------   ------   ------
                                          100%     100%     100%
                                       ======   ======   ======

     Electronic Components' products are marketed primarily under the Cannon(R) brand name.

     The level of activity for Electronic Components is affected by overall economic conditions in the markets served and the competitive position with respect to price, quality, technical expertise, and customer service. See "-- COMPETITION."

     Electronic Components companies have approximately 8,200 employees and have 26 facilities located in 10 countries.

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

     After completing a strategic review of the Electronic Components segment, in the fourth quarter of 2005, the Company has decided to dispose of the Switches component, which accounted for approximately 50% of the Electronics Components segment revenue. The Company is in the process of preparing this business for sale.

     On February 7, 2006, the Company completed the sale of its automotive brake & fuel tubing and components business to Cooper-Standard Automotive, a privately-held company, for $205 million in cash, subject to certain post-closing adjustments.

     During 2005, the Fluid Technology Segment acquired Ellis K. Phelps and Co.("Phelps"), the largest U.S. distributor of products sold under ITT's Flygt brand for the wastewater pumping and treatment market.

     On January 19, 2004 we announced the acquisition of over 81.4% of the outstanding shares of WEDECO, which manufactures ultraviolet disinfection and ozone oxidation systems, and of Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd., a producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China. In 2005, Fluid Technology purchased additional shares of WEDECO. As a result of subsequent purchases, we now own all of the outstanding shares of WEDECO.

     On August 6, 2004, we acquired Allen Osborne Associates, Inc. a manufacturer of high precision GPS systems receivers for our Defense Electronics & Services business segment.

     On August 13, 2004, we acquired Eastman Kodak Company's Remote Sensing Systems business, which provides large scale optical and electro-optical high-resolution satellite imaging. The acquisition is included in the Company's Defense Electronics & Services business segment.

     On December 20, 2004, we acquired Cleghorn Waring & Co. (Pumps) Limited, a supplier of marine and industrial pumps in the United Kingdom for our Motion & Flow Control segment.

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

  GEOGRAPHIC MARKETS

     In 2005, approximately 48% of the sales and revenues of Fluid Technology was derived from North America, approximately 34% was derived from Europe, and the Asia/ Pacific region accounted for approximately 9%. The geographic sales mix differs among products and among divisions of Fluid Technology. Our management anticipates growth opportunities in Eastern Europe, Central Asia, Africa/ Middle East, Latin America, and the Asia/Pacific region. In China, Fluid Technology has manufacturing and distribution facilities to produce and sell both submersible pumps for the sewage handling and mining markets and vertical turbine pumps including a foundry operation. The Company also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

     The geographic sales base of Defense Electronics & Services is predominantly the United States, which accounted for approximately 89% of 2005 sales and revenues. Management of Defense Electronics & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

     The geographic sales base of Motion & Flow Control is predominantly in North America and Europe. In 2005, approximately 31% of sales and revenues of Motion & Flow Control were to customers in North America, approximately 63% of sales were to customers in Europe and 4% were in Asia.

     The geographic sales base of Electronic Components in Europe accounted for 34% of 2005 sales and revenues, North America accounted for 40% of 2005 sales and revenues, and the Asia/Pacific region accounted for 24% of 2005 sales and revenues. Electronic Components has manufacturing facilities within North America, Central America, Europe, and the Asia/Pacific region.

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

     In Defense Electronics & Services, government defense budgets, particularly in the United States, generally have increased after years of significant declines. Business consolidations continue to change the competitive environment. We have adjusted to these changes by focusing on the defense electronics and services markets, by making process improvements, and through capacity rationalization. In most of the markets served by Defense Electronics & Services, competition is based primarily upon price, quality, technological expertise, cycle time, and service.

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

  CYCLICALITY

     Many of the markets in which our businesses operate are cyclical and can be affected by general economic conditions in those markets. Since we manufacture and sell products used in historically cyclical industries, such as the construction, mining and minerals, transportation, defense, automotive, and aerospace industries, as well as other industries served by our Electronic Components business, we could be adversely affected by negative cycles affecting those and other industries.

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

  RESEARCH, DEVELOPMENT, AND ENGINEERING

     Our businesses require substantial commitment of resources for research, development, and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Research, development, and engineering activities are important in all of our business segments. During 2005, 2004 and 2003, the Company spent $177.6, $145.1 and $115.2, respectively, on research and development. The Company also spent $472.7, $473.2 and $430.4, respectively, on research, development and engineering pursuant to customer contracts.

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

  EMPLOYEES

     As of December 31, 2005, ITT Industries and its subsidiaries employed approximately 40,900 people. Of this number, approximately 20,000 are employees in the United States, of whom approximately 20% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

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

  AVAILABLE INFORMATION, INTERNET ADDRESS AND INTERNET ACCESS TO CURRENT AND PERIODIC REPORTS

     ITT Industries' website address is www.itt.com. ITT Industries makes available free of charge on or through www.itt.com/ir our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Information contained on the Company's website is not incorporated by reference unless specifically stated herein. As noted, we file the above reports electronically with the SEC, and they are available on the SEC's web site (http://www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC's Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
                            ------------------------

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-looking Statements" for information regarding forward-looking statements and cautionary statements relating thereto.
                            ------------------------

ITEM 1A.                          RISK FACTORS

     The Company is subject to various risks and uncertainties relating to or arising out of the nature of our businesses, financial conditions and results of operations, including those discussed below, which may affect the value of our securities. We believe the risks discussed below are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results of operations, perhaps materially.

     Factors that could cause results to differ materially from those anticipated by the Company include:

- General global economic conditions, particularly in the local economies of the countries or regions in which we sell our products, including declines in consumer spending which could have a negative impact on the results of all of our businesses.

- We manufacture and sell products used in cyclical businesses including in the construction, defense, mining and minerals, transportation, automotive and aerospace industries. Downturns in these industries could adversely affect our businesses.

- Many of our government contracts are subject to profit limitations, which limit our upside potential on a per contract basis, and all are subject to termination by our customers, Termination of key government contracts or a significant number of government contracts would have a negative impact on our businesses.

- Competition pressures in all our businesses include product capability, technological innovation, cycle time, price pressures, quality and the reliability of services we offer. In our Fluid Technology business competition includes public bidding on many contracts. Our revenues and profitability could be negatively impacted as a result of competition.

- Weather conditions including drought, natural disasters, and excessive rains may negatively affect our Fluid Technology and Motion & Flow Control businesses.

- Industry overcapacity in the Fluid Technology market could have an adverse impact on the results of our Fluid Technology business.

- Decrease in demand for replacement parts and services would adversely affect our Fluid Technology business.

- Our Fluid Technology business depends upon the ability of municipal markets to fund products and services and a significant decline in funding available to these markets would have an adverse effect on the results of the Fluid Technology business.

- Economic downturns in automotive, aerospace and marine and leisure markets could negatively affect our Motion & Flow Control businesses.

- Because 83% of our Defense Electronics & Services sales are to the U.S. government, changes in the portion of the U.S. Defense budget devoted to products and services of the types of products provided by the Company would adversely impact our business.

- Many Defense Electronics & Services contracts are subject to security and facility clearances, as well as export licences, which, if withdrawn or restricted, would adversely affect our business.

- Our business could be adversely affected if we are not able to integrate acquisitions that we make or negotiate favorable terms for our divestitures.

- Employment and pension matters, including changes in laws relating to pension reform, could increase our costs of operations.

- Interest and foreign currency exchange rate fluctuations may adversely affect our results. We engage in hedging strategies but it is not possible to hedge against all eventualities.

- The commodities, supplies and raw materials that we use in our operations may not be available or may only be available at increased prices which would have a negative affect on our results of operations.

- Governmental investigations could increase our costs of regulatory compliance and could have a negative effect on our brand name and on our ability to win new business.

- Our liability for actual or alleged environmental contamination, claims and concerns may exceed our reserves which would negatively impact our results of operations.

- Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

- Personal injury claims against us may exceed our reserves which would negatively impact our results of operations.

- Unanticipated changes in our tax rate or exposure to additional tax liabilities could negatively affect our profitability.

- Oil and geopolitical risks including global terrorism could adversely affect all our businesses.

     These risk factors are discussed in more detail under the captions "BUSINESS -- Competition; -- Exposure to Currency Fluctuations; -- Cyclicality; -- Governmental Regulations and Related Matters; -- Environmental Mat-ters; -- Raw Materials; and -- Intellectual Property" and "LEGAL PROCEEDINGS".

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

NONE

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

ITEM 3.                        LEGAL PROCEEDINGS

     The Company and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company intends to continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company's assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have a material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

     The Company is responsible, in whole or in part, or is alleged to be responsible for environmental investigation and remediation at approximately 58 sites in various countries. Of those sites, it has received notice that it is considered a Potentially Responsible Party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under CERCLA or its state equivalent. Other situations generally involve either actions brought by private parties relating to sites formerly owned or operated by subsidiaries of the Company seeking to recoup incurred costs or shift environmental liability to the Company pursuant to contractual language, or situations discovered by the Company through its internal environmental assessment program.

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

     In a suit filed in 1991 by ITT Corporation in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al. against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in 2006. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2005, ITT and Goulds resolved in excess of 16,000 claims through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and substantially all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company ("ACE") et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. The New York action has been stayed in favor of the California suit. ITT and ACE and Nationwide Indemnity have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers. In addition, Utica National and Goulds are negotiating a coverage in place agreement to allocate the Goulds' asbestos liabilities between insurance policies issued by Utica and those issued by others. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas, Irwin Bast et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. In late 2005, the Court dismissed the Bund zur Unterstutzung Radargeschadigter from the case and also dismissed all claims relating to medical monitoring. Numerous other motions are currently pending before the Court. A hearing on class certification is expected in 2006. On October 5, 2004, the Company filed an action, ITT Industries, Inc. et al. v. Fireman's Fund Insurance Company et al., Superior Court, County of Los Angeles, C.A. No. B.C. 322546, against various insurers who issued historic aircraft products coverage to the Company seeking a declaration that each is liable for the costs of defense of the El Paso matter. The parties have resolved this matter whereby the Company will receive 82.5% of the cost of defense of this matter from these insurers. The Company is pursuing other insurers for the remaining costs. Management believes that the El Paso suit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company provides an indemnity to U.S. Silica for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica in 1985. The Company's indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer pay a share of the costs. On October 4, 2005, ITT filed a suit against its insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the carrier for Pennsylvania Glass Sand product liabilities. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See "Company History and Certain Relationships" within Part I, Item 1 of this Annual Report on Form 10-K for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Our Defense Electronics & Services company is subject to the export control regulations of the U.S. Department of State and the Department of Commerce. Currently, the U.S. Attorney for the Western District of Virginia is investigating ITT Night Vision's compliance with International Traffic in Arms Regula-tions. The Company is cooperating with the investigation and recently, with the Government's consent, it began its own investigation of Night Vision's compliance with the federal laws utilizing outside counsel. Data and information derived from the investigation is shared with the U.S. Attorney. The Company will continue to assist the Government in its investigation, however at this time, it is not possible to predict the outcome of the investigation or what action, if any, the Government may take at the conclusion of the investigation.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided regarding the executive officers of ITT Industries:

                                                                                                          Date of
                           Age at                                                    Year of Initial    Election to
                         February 1,                                                  Election as an      Present
Name                        2006                        Position                         Officer        Officership
-------------------------------------------------------------------------------------------------------------------
Scott A. Crum                49        Senior Vice President and Director, Human           2002          10/29/02
                                         Resources
Henry J. Driesse             62        Senior Vice President, ITT Industries;              2000           12/4/01
                                         President, Fluid Technology
Donald E. Foley              54        Senior Vice President, Treasurer and                1996           2/11/03
                                         Director of Taxes
Steven F. Gaffney            46        Vice President, ITT Industries; President           2005           10/4/05
                                         Defense Electronics & Services
Nicholas P. Hill             51        Senior Vice President, ITT Industries;              2004           10/3/05
                                         President, Motion & Flow Control
Steven R. Loranger           53        Chairman, President and Chief Executive             2004           6/28/04
                                         Officer and Director
Vincent A. Maffeo            55        Senior Vice President and General Counsel           1995          12/19/95
Thomas R. Martin             52        Senior Vice President and Director of               1996            3/9/99
                                         Corporate Relations
George E. Minnich            56        Senior Vice President and Chief Financial           2005            7/1/05
                                         Officer
Robert J. Pagano, Jr.        43        Vice President and Corporate Controller             2004          10/05/04
Brenda L. Reichelderfer      47        Senior Vice President, Chief Technology             2002           12/3/02
                                         Officer and Director of Engineering

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors.

     Throughout the past five years, all of the above-named officers have held executive positions with ITT Industries bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Crum, prior to his election as Senior Vice President (2002), was Corporate Vice President, Motorola Corporation Broadband Communications Sector (2000) and Senior Vice President for Administration and Employee Resources at General Instrument Corporation (1997); (ii) Mr. Driesse was elected Senior Vice President (2001). He was appointed President, Fluid Technology in 2005. Prior to his election as Senior Vice President, Mr. Driesse was Vice President and President of Defense (2000), and, prior to that, was President of ITT Avionics
(1991); (iii) Mr. Foley, prior to his election as Senior Vice President (2003), was Vice President, Treasurer and, Director of Taxes. Mr. Foley was elected Vice President and Treasurer in 1996, and was named to the position of Director of Taxes in 2001; (iv) Mr. Gaffney was elected Vice President, ITT Industries and President, ITT Defense Electronics & Services in 2005. Prior to this position, he was President and General Manager of ITT Industries System Division (2003), Vice President, ITT Industries, Value Based Six Sigma (2002) and Vice President and Director of Programs, ITT Industries' Avionics Division (1998). Prior to his positions with ITT Industries, Mr. Gaffney held progressively responsible positions at Litton and Allied Signal; (v) Mr. Hill, prior to his election as Senior Vice President, ITT Industries

(2005) and President, Motion & Flow Control (2004) was President, ITT Jabsco Worldwide (2003) and Vice President and General Manager, ITT Industries Cannon
(1999); (vi) Mr. Minnich, prior to his election as Senior Vice President and Chief Financial Officer (2005) was Vice President and Chief Financial Officer of Otis Elevator Company, from 2001, and prior to that was Vice President and Chief Financial Officer of Carrier Corporation from 1996-2001. Both Otis Elevator Company and Carrier Corporation are divisions of United Technologies Corporation, (vii) Mr. Loranger, prior to his election as Chairman, President, Chief Executive Officer and Director (2004), was Executive Vice President and Chief Operating Officer of Textron, Inc. (2002) and held executive positions at Honeywell International, Inc. and its predecessor from 1981 to 2002; (viii) Mr. Pagano, prior to his election as Vice President and Corporate Controller (2004) was President, ITT Industries' Fluid Technology Industrial Products Group (2002) and Vice President -- Finance and Controller, ITT Fluid Technology (1998); (ix) Ms. Reichelderfer, was elected Senior Vice President, (2002) and appointed Chief Technology Officer and Director of Engineering in 2005. Prior to that she was President, Electronic Components (2003), and President, Motion & Flow Control
(2002). Prior to these positions she was Vice President, Flow Control and has held other executive positions with ITT Industries.

                                    PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY,
                     RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

  COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                            2005              2004
                       ---------------   ---------------
(In Dollars)            High     Low      High     Low
--------------------------------------------------------
Three Months Ended
  March 31             $45.88   $40.24   $39.26   $35.52
  June 30               49.68    42.27    42.99    37.82
  September 30          57.73    48.57    42.31    37.59
  December 31           58.05    47.13    43.36    38.70

     The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol "ITT"). During the period from January 1, 2006 through February 28, 2006, the high and low reported market prices of our common stock were $55.00 and $49.85, respectively. On February 21, 2006, the Company split its stock on a two-for-one basis. Reported market prices reflect the split price.

  ISSUER PURCHASES OF EQUITY SECURITIES

                                           Total       Average
                                          Number         Price
                                              of          Paid
                                          Shares           Per
Period                              Purchased(1)      Share(2)
--------------------------------------------------------------
  10/1/05-10/31/05                      242,200         $55.23
  11/1/05-11/30/05                      372,124         $51.93
  12/1/05-12/31/05                      164,200         $53.32

(1) All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

     We declared dividends of $0.085 per share of common stock in each of the four quarters of 2004. We declared dividends of $0.09 per share of common stock in each of the four quarters of 2005. In the first quarter of 2006, we declared a dividend of $0.11 per share for shareholders of record on March 10, 2006.

     Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

     There were 25,985 holders of record of our common stock on February 28, 2006.

     ITT Industries common stock is listed on the following exchanges:
Frankfurt, London, New York, Pacific, and Paris.

     The Company's strategy for cash flow utilization is to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company's stock option programs. The remaining cash is then available for strategic acquisitions and discretionary repurchases of the Company's common stock and repayment of debt.

ITEM 6.                     SELECTED FINANCIAL DATA

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)             2005          2004          2003          2002          2001
----------------------------------------------------------------------------------------------------------------
RESULTS AND POSITION
Sales and revenues                           $   7,427.3   $   6,327.4   $   5,163.5   $   4,492.4   $   4,202.1
Operating income(a)                                500.1         609.6         499.0         496.5         356.8
Income from continuing operations(a)               314.4         420.1         370.3         350.6         184.1
Net income                                         359.5         432.3         403.9         379.9         276.7
Additions to plant, property and equipment         179.2         145.4         136.3         130.7         154.1
Depreciation and amortization                      196.6         175.1         162.3         145.2         192.7
Total assets                                     7,063.4       7,282.6       5,946.1       5,396.3       4,512.6
Long-term debt                                     516.3         542.8         460.9         492.2         456.4
Total debt                                       1,267.7       1,272.0         602.4         791.8         973.4
Cash dividends declared per common share            0.36          0.34          0.32          0.30          0.30
EARNINGS PER SHARE(C)
Income from continuing operations
  Basic                                      $      1.70   $      2.28   $      2.01   $      1.93   $      1.04
  Diluted                                    $      1.67   $      2.23   $      1.97   $      1.87   $      1.02
Net income
  Basic                                      $      1.95   $      2.34   $      2.19   $      2.09   $      1.57
  Diluted                                    $      1.91   $      2.29   $      2.15   $      2.03   $      1.53
                                             -----------   -----------   -----------   -----------   -----------
PRO FORMA RESULTS
Reported net income(b)                       $     359.5   $     432.3   $     403.9   $     379.9   $     276.7
  Add back goodwill amortization net of
     tax                                              --            --            --            --          35.9
                                             -----------   -----------   -----------   -----------   -----------
  Adjusted net income                        $     359.5   $     432.3   $     403.9   $     379.9   $     312.6
                                             ===========   ===========   ===========   ===========   ===========
  Adjusted basic earnings per share          $      1.95   $      2.34   $      2.19   $      2.09   $      1.77
  Adjusted diluted earnings per share        $      1.91   $      2.29   $      2.15   $      2.03   $      1.72

(a) The Company recorded a $(214.4) pretax and $(205.6) after-tax charge for the impairment of goodwill in 2005. Operating income and income from continuing operations in 2005, 2004, 2003, 2002 and 2001 includes (expense) income of $(74.1), $(33.8), $(27.6), $6.3 and $(96.3) pretax, respectively, or
    $(53.7), $(23.3), $(19.1), $4.2 and $(62.6), after-tax, respectively, for restructuring and asset impairment charges. See Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information on these topics.

(b) The Company adopted Statement of Financial Accounting Standards No. 142 and discontinued the amortization of goodwill as of January 1, 2002 (see Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements for additional information). Reported net income for 2001 includes goodwill amortization expense.

(c) Restated for two-for-one stock split effective February 21, 2006.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  BUSINESS OVERVIEW

     The business overview provides information on the Company's four principal operating segments: Fluid Technology, Defense Electronics & Services, Motion & Flow Control and Electronic Components, including their markets served, goods and services provided, relevant factors that could impact results, business challenges and areas of focus and selected financial data. This section also provides a forecast of the Company's 2006 consolidated results.

  FLUID TECHNOLOGY

     Fluid Technology is a leading global provider of fluid systems and solutions. Markets served and goods and services provided include: Residential & Commercial Water (pumps and accessories for residential, municipal and commercial applications), Building Trades (products for environmental control in buildings and for building services, Wastewater Handling (submersible pumps and mixers for sewage and wastewater treatment facilities), Treatment (biological\ozone\UV treatment systems for municipal and industrial wastewater treatment), and Industrial & BioPharm (pumps\valves for the industrial, mining, chemical, pulp and paper/solutions for process modules, skid systems and stainless steel vessels.)

     Factors that could impact Fluid Technology's financial results include: broad economic conditions in markets served, weather conditions, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include: new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases. The Company forecasts revenues for the Fluid Technology segment to be between $2.96 billion and $3.00 billion with an operating income margin rate of 13.0% to 13.1%.

  DEFENSE ELECTRONIC & SERVICES

     Defense Electronics & Services develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems, engineering and applied research. Defense Electronics & Services consists of two major areas; Systems and Services (Systems, Advanced Engineering and Sciences businesses) and Defense Electronics (Aerospace and Communications, Night Vision, Avionics, Radar and Space Systems businesses.)

     Factors that could impact Defense Electronics & Services financial results include: the level of defense funding by domestic and foreign governments, the Company's ability to receive contract awards and the ability to develop and market products and services for customers outside of traditional markets. Primary areas of business focus include: new or improved product offerings, new contract wins, successful program execution and capacity expansion. The Company forecasts revenues for the Defense Electronics & Services segment to be between $3.48 billion and $3.54 billion with an operating income margin rate of 10.9% to 11.0%.

  MOTION & FLOW CONTROL

     Motion & Flow Control is comprised of a group of units operating in the motion control and flow control market segments. Markets served and goods and services provided for the Motion Control businesses include: the design and manufacture of friction pads for braking applications, the production of pumps and related products for the leisure marine and recreational vehicle markets, pumps and components for beverage applications and the design and manufacturing of jets, pumps and other components for whirlpool baths and hot tub spas. Markets served and goods and services provided for the Flow Control businesses include: valves, actuators and switches for the commercial, military, regional, business and general aviation markets; switches and regulators for the oil and gas, power generation and chemical markets; pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

     The Motion & Flow Control business financial results are driven by the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, weather conditions and raw material prices. Primary areas of business focus include: expansion into adjacent markets, new product development, manufacturing footprint optimization and lean fulfillment. The Company forecasts revenues for the Motion & Flow Control segment to be between $675 million and $695 million with an operating income margin rate of 20.3% to 20.5%.

  ELECTRONIC COMPONENTS

     Electronic Components provides products and services for the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses. Business activities in the communications area include: connectors, interconnects, cable assemblies, keypads, switches, panel switch assemblies and smart card systems. In addition, products manufactured for the industrial markets include: industrial controls, production equipment, instrumentation, medical applications, ultrasound, and other diagnostic equipment. Products manufactured for the transportation market include: high reliability connectors, multi-function control assemblies, and switches used in power train, instrument controls and chassis applications. Military/aerospace products include: circular, rack and panel, micro miniature, fiber optic, and "special" connectors used in military electronics, missiles, and space applications. Commercial aircraft products include: rack and panel, circular, and fiber optic connectors. In the computer and consumer area, products include: connectors and switches for computers and computer peripherals, and keypads for remote control devices, switches for appliances and audio circular connectors.

     The Electronic Components business financial results are driven by economic conditions in its major markets, success of new product development, product life in the mobile phone markets and changes in technology. Primary areas of business focus include: global sourcing of direct material purchases, manufacturing footprint rationalization and new product development. The Company forecasts revenues for the Electronic Components segment to be between $710 million and $730 million with an operating income margin rate of 6.4% to 6.5%.

  CONSOLIDATED FINANCIAL RESULTS

     The Company forecasts 2006 total consolidated sales and revenues to be between $7.8 billion and $8.0 billion with a segment operating income margin rate of 12.1% to 12.2%.

SALES AND REVENUES       2005       2004       2003
------------------     --------   --------   --------
(IN MILLIONS OF DOLLARS)
Sales and revenues...  $7,427.3   $6,327.4   $5,163.5
                       --------   --------   --------

     The Company's revenues grew 17.4% in the year ended December 31, 2005 to $7.43 billion. Higher volume in all business segments contributed 12.0% of the growth. Revenue from acquisitions, including a 2004 Defense, Electronics and Services acquisition and foreign currency translations contributed the remaining 5.4% of the growth.

     During 2004, the Company's sales and revenues increased 22.5% to $6.33 billion. Approximately 12.9% of the growth was generated by the Company's existing businesses and reflects increased volume in all four segments. Contributions from acquisitions primarily by the Fluid Technology and Defense Electronics & Services segments accounted for growth of approximately 6.3% and foreign currency represented the remaining growth.

COSTS OF SALES
AND REVENUES             2005       2004       2003
--------------         --------   --------   --------
(IN MILLIONS OF DOLLARS)
Costs of sales and
  revenues...........  $5,389.9   $4,575.5   $3,733.1
Percentage of
  Sales..............     72.6%      72.3%      72.3%
                       --------   --------   --------

     The Company's costs of sales and revenues ("CGS") increased $814.4 million or 17.8% in 2005 due to higher volume in all segments and contributions from a 2004 acquisition in the Defense Electronics & Services segment. CGS as a percentage of sales increased 30 basis points in 2005 reflecting increased contributions from the Defense Electronics & Services segment and manufacturing inefficiencies in the Electronic Components segment.

     In 2004, CGS increased $842.4 million, or 22.6% due to higher volume in all business segments and contributions from acquisitions in the Defense Electronics & Services and Fluid Technology segments. CGS as a percentage of sales was flat in 2004 compared to 2003.

SELLING, GENERAL AND
ADMINISTRATIVE           2005      2004     2003
--------------------   --------   ------   ------
(IN MILLIONS OF DOLLARS)
Selling, General and
  Administrative.....  $1,071.2   $963.4   $788.6
Percentage of
  Sales..............     14.4%    15.2%    15.3%
                       --------   ------   ------

     Selling, general and administrative expenses ("SG&A") increased $107.8 million, or 11.2% in 2005. The increase in SG&A expenses was primarily due to increased marketing expense in most segments, including expenses from a 2004 acquisition made by the Defense Electronics & Services segment, higher general and administrative expenses and the impact of foreign currency translation. Higher general and administrative costs reflect additional employee benefit costs, and the cost of process improvement initiatives.

     SG&A expenses increased $174.8 million, or 22.2% during 2004. The increase in SG&A expenses was primarily due to the impact of foreign currency translation, increased marketing expense in all segments, including expenses from five acquisitions, and higher general and administrative expenses. Higher general and administrative costs reflect additional employee benefit costs, the cost of process improvement initiatives, administrative expenses related to the 2004 acquisitions and increased other administrative expenses.

RESEARCH & DEVELOPMENT    2005     2004     2003
----------------------   ------   ------   ------
(IN MILLIONS OF DOLLARS)
Internally funded......  $177.6   $145.1   $115.2
Percentage of Sales....    2.4%     2.3%     2.2%
                         ------   ------   ------

     Research and Development expenses ("R&D") increased $32.5 million, or 22.4% during 2005. The increase is attributable to increased spending in most segments. The increase in internally funded R&D reflects the Company's commitment to the development of new products and technology.

     During 2004, Research and Development expenses increased $29.9 million, or 26.0%. The increase is attributable to increased spending in all segments.

     During the fourth quarter of 2005, the Company conducted a strategic review of the Electronic Components segment because certain businesses within the segment were experiencing lower than expected financial results. As a result of the study, the Company determined that certain long-lived assets and a portion of goodwill were impaired and recorded a $222.7 million charge. As a result of the strategic review, described above, the Company has decided to dispose of the Switches component of the Electronic Components segment. The Company is in the process of preparing this business for sale. Additionally, during 2005, the Company recorded a $72.0 million restructuring charge to reduce operating costs. During 2004, the Company recorded a $34.9 million restructuring charge to streamline its operating structure. During 2003, the Company recorded a $30.8 million restructuring charge to reduce operating costs and streamline its operating structure. See the section entitled "Restructuring and Asset Impairment Charges" and Note 4, "Restructuring and Asset Impairment Charges," in the Notes to Consolidated Financial Statements for additional information.

     Operating income for the year ended December 31, 2005 was $500.1 million, a decrease of $109.5 million, or 18.0%, compared to $609.6 million for 2004. The decrease is primarily due to the asset impairment and restructuring charges partially offset by improved operating profit at each of the segments. Segment operating margin for the year ended December 31, 2005 was 8.0%, or 290 basis points below the comparable prior year period. The variance in segment operating margin is primarily due to increased restructuring and asset impairment charges. Operating income for 2004 was $609.6 million, an increase of $110.6 million, or 22.2%, compared to $499.0 million for 2003. The increase is primarily due to improved sales and revenues at each of the segments offset by increased SG&A and R&D expenses. Segment operating margin for 2004 was 10.9%, which was relatively flat with the segment operating margin for the comparable 2003 period.

     Interest expense during the year ended December 31, 2005 was $75.0 million, an increase of $24.6 million, or 48.8% from the comparable prior year period. This increase reflects higher interest rates and higher average debt balances (reflecting 2004 acquisitions). Additionally, the Company recognized $42.7 million of interest income during the year ended December 31, 2005 compared to $22.5 million during 2004. The increase of $20.2 million, or 89.8%, primarily reflects the recognition of interest income during 2005 associated with tax settlements related to the closure of the IRS tax audit for the years 1998 through 2000. Interest expense was $50.4 million in 2004 compared to $43.2 million in 2003. Interest income was $22.5 million for 2004 compared to $53.3 million in the comparable prior year period. The variance in interest expense is primarily attributable to higher average debt balances, reflecting the impact of 2004 acquisitions. The reduction in interest income in 2004, compared to 2003, is primarily due to interest income of $32.3 million, related to two 2003 tax settlements.

     During 2004, the Company sold its interest in Mesh Networks, a technology company in the wireless telecommunications market, for $31.2 million and recorded a gain on the transaction of $19.8 million.

     During the year ended December 31, 2005, income tax expense was $133.7 million, or 18.8% less than the applicable prior year period. The variance primarily reflects the recognition of tax settlements relating to prior year tax filings. Lower taxable income during the year ended December 31, 2005 compared to 2004 also contributed to the variance. Income tax expense was $164.7 million in 2004, an increase of $34.4 million from the prior year period. The increase is primarily attributable to higher pretax income and an increase in the Company's effective tax rate. The increase in the effective tax rate from 26.2% in 2003 to 28.0% in 2004 is predominantly due to the occurrence and magnitude of one-time items in each of those years. In 2003, these one-time items included tax benefits realized from the filing of amended returns, foreign sales corporation redeterminations, the effects of the closing of the 1996 and 1997 IRS audit cycle and the settlement of IRS refund claims for the years 1986-1995. The one-time items occurring in 2004 included the filing of foreign sales corporation redeterminations, favorable foreign tax credit utilizations and the settlement of a claim. The tax benefits produced by the one-time items realized in 2003 exceeded those generated in 2004.

     Income from continuing operations was $314.4 million, or $1.67 per diluted share for the year ended December 31, 2005 compared to $420.1 million, or $2.23 per diluted share for 2004. The decrease reflects the results discussed above. Income from continuing operations was $420.1 million, or $2.23 per diluted share in 2004, compared to $370.3 million or $1.97 per diluted share for 2003. The increase reflects the results discussed above.

     During the year ended December 31, 2005, the Company recorded a cumulative effect of a change in accounting principle of $6.5 million, net of a tax benefit of $2.2 million. This is in accordance with FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations -- an Interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the liability recognition for conditional obligations associated with the retirement of a tangible long-lived asset.

     During the year ended December 31, 2005, the Company recognized $51.6 million of income from discontinued operations compared to income of $12.2 million in the comparable prior year. The 2005 income primarily relates to the discontinued operations of the Company's automotive brake and fuel tubing and components businesses and a tax settlement offset by losses and asset write-downs associated with the Company's Network Systems & Services business and costs related to other discontinued operations. During 2004, the Company recognized $12.2 million of income from discontinued operations. The 2004 income primarily relates to the discontinued operations of the Company's automotive brake and fuel tubing and components businesses offset by a 2004 loss from the discontinued operations of the Company's Network Systems & Services business. During 2003, the Company recognized $33.6 million of income from discontinued operations. The 2003 income primarily related to the discontinued operations of the Company's automotive brake and fuel tubing and components businesses, as well as the collection of a disputed receivable related to the Company's disposed automotive businesses. Upon collection, the Company reversed the related valuation allowances, which had been previously established for the assets, resulting in income of $8.0 million.

SEGMENT REVIEW

                                                 REVENUE                   OPERATING INCOME          OPERATING MARGIN
                                     -------------------------------   -------------------------   ---------------------
                                       2005        2004       2003      2005      2004     2003    2005    2004    2003
(IN MILLIONS OF DOLLARS)             ---------   --------   --------   -------   ------   ------   -----   -----   -----
Fluid Technology                     $ 2,837.1   $2,594.1   $2,249.9   $ 324.5   $285.9   $271.4    11.4%  11.0%   12.1%
Defense Electronics & Services         3,224.2    2,414.0    1,790.9     363.7    254.1    187.1    11.3%  10.5%   10.4%
Motion & Flow Control                    670.0      633.8      545.0     119.7    122.5    100.5    17.9%  19.3%   18.4%
Electronic Components                    708.9      696.9      585.7    (216.7)    29.5     14.7   (30.6)%  4.2%    2.5%

  FLUID TECHNOLOGY

     The Fluid Technology segment had revenues of $2.84 billion, an increase of 9.4% from 2004. Revenue growth of 8.2% represented contributions from existing businesses, of which the water/wastewater treatment and industrial and biopharm businesses were the largest contributors. Revenues from acquisitions and foreign currency translation provided the remaining growth. During 2004 revenues increased $344.2 million or 15.3% compared to 2003. Revenues from acquisitions contributed growth of 6.2% and foreign currency translation provided growth of 4.7%. The remaining revenue growth of 4.4% represented contributions from existing businesses including the water/wastewater, industrial products and fluid handling businesses.

     Operating income increased $38.6 million or 13.5% in 2005 compared to 2004. Higher volume and operational efficiencies represents 17.9% of growth. Foreign currency translation and acquisitions account for 0.6% of growth. Incremental restructuring costs (5.0%) partially offset the improvements. In 2004 operating income increased $14.5 million, or 5.3% compared to 2003. Foreign currency translation represents 5.8% of growth and higher volume and operational efficiencies account for 2.8% of growth. Operating losses from 2004 acquisitions (1.7%) and incremental restructuring costs (1.6%) partially offset the improvements.

  DEFENSE, ELECTRONICS & SERVICES

     The Defense Electronics & Services segment increased revenues 33.6% in 2005 to $3.22 billion. Higher volume in the tactical communications, night vision, and systems and services businesses represented 21.0% of the growth. A third quarter 2004 acquisition also contributed to the increase in revenues, accounting for 12.6% of the revenue growth. During 2004 revenues increased 34.8% to $2.41 billion. Increased volume in all existing businesses represented 24.5% of the growth and the acquisition of the Remote Sensing Systems business ("RSS") accounted for 10.3% of revenue growth.

     In 2005, operating income increased $109.6 million or 43.1% compared to 2004. Higher volume, favorable mix reflecting increased contributions from the defense products businesses and positive experience on existing long term contracts represent 37.8% of growth. Additionally, 2004 acquisitions contributed 5.3% of growth. In 2004 operating income increased $67.0 million, or 35.8%. Higher volume represents 29.3% of growth and 2004 acquisitions contributed 6.5% of growth.

  MOTION & FLOW CONTROL

     Motion & Flow Control revenues increased 5.7% to $670.0 million. Increased volume in existing businesses, including the friction material, aerospace controls, marine and leisure businesses accounted for 4.6% of revenue growth. Revenue from a 2004 acquisition and foreign currency translation drive the remaining 1.1% of growth. In 2004 revenues were $633.8 million, or 16.3% higher than 2003. Higher volume in existing businesses, including the friction products, aerospace controls and spa and whirlpool businesses contributed 8.6% of revenue growth. Foreign currency translation and acquisition revenue accounted for the remaining revenue growth of 7.7%.

     Operating income decreased $2.8 million or 2.3% in 2005 compared to 2004. Higher restructuring costs in 2005 decreased operating income by 5.6%. Higher volume resulted in 2.7% operating income growth and foreign currency translation accounted for the remaining growth of 0.6%. Operating income increased $22.0 million, or 21.9% in 2004 compared to 2003. Higher volume resulted in income growth of 12.0%. A 2004 acquisition and foreign currency translation contributed 0.9% and 9.0% of income growth, respectively.

  ELECTRONIC COMPONENTS

     The Electronic Components segment's revenue increased 1.7% to $708.9 million in 2005 primarily due to higher volume in commercial businesses, partially offset by lower volume in the industrial businesses. During 2004 revenue increased 19.0% to $696.9 million. Higher volume in existing businesses contributed 14.6% of revenue growth and foreign currency translation accounted for 4.4% of growth.

     Operating income decreased $246.2 million in 2005 compared to 2004. The decrease reflects a $222.7 million asset impairment charge in the Company's Switch business and incremental restructuring charges of $12.9 million. Manufacturing inefficiencies also contributed to the decline in operating income. In 2004 operating income increased $14.8 million compared to 2003. Higher volume, product pruning and foreign currency translation contributed to the increase in income.

  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  2005 RESTRUCTURING ACTIVITIES

     During 2005, the Company recognized a $72.0 million restructuring charge. New actions represent $70.7 million of the charge. Costs associated with actions announced during previous year plans represent $1.3 million of the charge. The actions by segment are as follows:

     - The Fluid Technology segment recorded $29.7 million of severance costs for the termination of 474 employees, including 242 factory workers, 208 office workers and 24 management employees. Lease cancellation and other costs were $0.9 million and $0.8 million respectively. Additionally, assets write-offs totaling $1.4 million were also recorded. The charges reflect a reduction in structural costs, including the closure of four facilities.

     - The Electronic Components segment recorded $25.8 million for the reduction of 1,246 employees, including 926 factory workers, 286 office workers and 34 management employees. Other costs totaling $1.9 million, primarily representing contract termination costs, lease costs, and other were also recognized during the year. Asset write-offs associated with the restructuring actions totaled $0.1 million. These actions reflect the continued reorganization of the segment, including the closure of three facilities.

     - The Motion & Flow Control segment recognized $8.9 million for the termination of 274 employees, including 163 factory workers, 97 office workers and 14 management employees. Other costs totaling $0.6 million and lease costs of $0.2 million were also recognized during the year. The headcount reductions relate to workforce reductions, the consolidation of functions, the transfer of functions from France to Holland, and the outsourcing of selected functions to Eastern Europe.

     - Corporate headquarters recorded $0.4 million for the termination of one management employee.

     During 2005, the Company made $33.8 million of payments attributable to 2005 restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during 2005 are approximately $64 million during 2006 and $267 million between 2007 and 2010. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

  2005 ASSET IMPAIRMENT CHARGES

     During the fourth quarter of 2005, the Company conducted a strategic review of the Electronic Components segment because certain businesses within the segment were experiencing lower than expected financial results. As a result, the Company recorded an impairment charge amounting to $8.3 million to write down certain long-lived assets to fair value. The applicable assets were written down to their fair values based upon management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. This impairment was unrelated to the Company's restructuring activities.

     The long-lived asset impairment coupled with updated financial forecasts generated in the fourth quarter represented an indicator that goodwill may also be impaired. Accordingly, the Company assessed goodwill allocated to the Switches component of the Electronic Components segment and recorded an impairment charge of $214.4 million in the fourth quarter of 2005. (Total asset impairment charges recorded in the Electronics Components segment in the fourth quarter of 2005 were $222.7 million.) The estimated fair value of Switches was computed principally based upon the present value of future cash flows (Discounted Cash Flow Method), historical results and comparative market data. This impairment was also unrelated to the Company's restructuring activities.

     As a result of the strategic review, described above, the Company has decided to dispose of the Switches component of the Electronic Components segment. The Company is in the process of preparing this business for sale.

  2004 RESTRUCTURING ACTIVITIES

     During 2004, the Company recognized $34.9 million of restructuring charges. Of this amount, $34.8 million related to new actions announced during 2004, primarily the planned severance of 1,235 employees and lease cancellation costs. Additionally, $0.1 million of expenditures were incurred relating to actions announced prior to 2004.

     The actions announced during 2004 by segment are as follows:

     - The Fluid Technology segment recorded $17.7 million for the planned termination of 211 employees, including 52 factory workers, 155 office workers and four management employees. Additionally, $0.7 million of lease costs, $0.6 million of asset write-offs and

       $0.7 million of other costs were also recognized during 2004. These charges include the impact of two facility closures (one in Sweden and one in Florida).

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

     - The Motion & Flow Control segment recorded $2.2 million for the planned termination of 49 employees, including 7 factory workers, 37 office workers and five management employees. Other costs totaling $0.2 million were also recognized during 2004.

     - Corporate headquarters recorded $1.8 million for the planned termination of one office worker and two management employees.

     During 2005, the Company made $14.7 million of payments attributable to 2004 restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during 2004 are approximately $28 million during 2006 and $81 million between 2007 and 2009. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

  2003 RESTRUCTURING ACTIVITIES

     During 2003, the Company recognized $30.8 million of restructuring charges primarily related to the planned severance of 730 employees.

     The actions announced during 2003 by segment are as follows:

     - The Fluid Technology segment recorded $12.9 million for the planned termination of 161 employees, including 52 factory workers, 104 office workers and five management employees. Additionally, $0.5 million of lease costs, and $0.4 million of other costs, including a $0.2 million charge associated with the disposal of machinery and equipment, were also recognized during 2003.

- The Electronic Components segment recorded $11.7 million for the planned termination of 479 employees, including 263 factory workers, 199 office workers and 17 management employees. The segment also recorded other costs of $0.5 million, primarily representing idle facility costs, and $0.5 million of asset disposal costs.

- The Motion & Flow Control segment recorded $1.2 million for the planned termination of 51 employees, including 31 factory workers, 13 office workers and seven management employees. Lease termination costs totaling $0.7 million, asset disposal costs of $0.1 million, respectively, were also recognized during 2003.

- The Defense Electronics & Services segment recorded $1.0 million for the planned termination of 35 employees, including seven factory workers, 19 office workers and nine management employees.

- Corporate headquarters recorded $1.3 million for the planned termination of one office worker and three management employees.

     During 2005, the Company made $1.5 million of payments attributable to 2003 restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented on an iterim basis, if required, with commercial paper borrowings.

     The projected future cash savings from the restructuring actions announced during 2003 are approximately $33 million during 2006 and $65 million between 2007 and 2008. The savings primarily represent lower salary and wage expenditures and will be reflected in "Costs of Sales and Revenues" and "Selling, General and Administrative Expenses".

  2003 ASSET IMPAIRMENT CHARGES

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

ITT AUTOMOTIVE -- DISCONTINUED OPERATIONS

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

     In the third quarter of 2005, the Company finalized an IRS tax settlement that covered the periods from 1998 to 2000 and included the sale of the Electrical Systems business and the Brake and Chassis unit. As a result of this agreement, the Company paid $100.6 million to settle tax matters related to the sale of the automotive businesses. Remaining tax reserves of $53.6 million relating to this matter were reversed and included in income from discontinued operations.

     At December 31, 2005, the Company has automotive discontinued operations accruals of $34.4 million that primarily relate to the following: product recalls $7.8 million -- related to nine potential product recall issues which are recorded in Accrued Expenses; environmental obligations $14.0 million -- for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in Other Liabilities; employee benefits $12.6 million -- for workers compensation issues which are recorded in Accrued Expenses.

  LIQUIDITY AND CAPITAL RESOURCES
  CONTRACTUAL OBLIGATIONS:

     The Company's commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2005 (in millions):

                                                                  Payments Due by Period
                                             -----------------------------------------------------------------
                                                             Less Than                               More Than
Contractual Obligations                            Total        1 Year     1-3 Years     3-5 Years     5 Years
--------------------------------------------------------------------------------------------------------------
Long-Term Debt(1)                            $     472.9   $       9.1   $      32.9   $      20.1   $   410.8
Operating Leases(2)                                531.5          92.7         140.2          89.6       209.0
Purchase Obligations(3)                            700.4         492.2         204.2           4.0          --
Other Long-Term Obligations Reflected on
  Balance Sheet(4)                                  96.5          12.0          21.5          20.0        43.0
                                             -----------   -----------   -----------   -----------   ---------
Total                                        $   1,801.3   $     606.0   $     398.8   $     133.7   $   662.8
                                             ===========   ===========   ===========   ===========   =========

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

(4) Other long-term liabilities primarily consists of estimated environmental payments. The Company estimates, based on historical experience, that it will spend between $8.0 million and $11.0 million per year on environmental investigation and remediation of its approximately 58 sites. The Company is contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2005, the Company has calculated a best estimate to remediate ground water and soil of $93.0 million and has recorded an accrual that approximates the estimate.

  SOURCES AND USES OF CASH:

  OPERATING

     The Company generated $745.8 million of cash from operating activities during 2005. Net income generated from continuing operations plus special charges (restructuring and asset impairment) and non-cash charges (depreciation and amortization) contributed approximately $799.5 million of cash flow. The deferral of tax payments of $89.8 million, the liquidation of interest rate swaps of $69.5 million and increases in accounts payable and accrued expenses of $124.1 million, were also positive contributors of cash. Increases in accounts receivable and inventory of $192.0 million and $18.0 million, respectively, reflecting increased sales volume, partially offset the cash generated from operations. Cash from operating activities during 2005 also reflects a $100.0 million pre-funding of pension obligations of the U.S. Salaried Pension Plan.

     The Company projects cash from operating activities to be between $670.0 million and $700.0 million for 2006.

  INVESTING

  ADDITIONS TO PLANT, PROPERTY AND EQUIPMENT:

     Capital expenditures during 2005 were $179.2 million, an increase of $33.8 million from 2004. The increase primarily reflects increased investments by the

Defense Electronic & Services and Motion & Flow Control segments.

  ACQUISITIONS:

  2005 ACQUISITIONS

     During 2005, the Company made one acquisition for $29.7 million, which is included in the Fluid Technology segment.

     The Company also paid a purchase price adjustment totaling $28.5 million related to the 2004 acquisition of Remote Sensing Systems business ("RSS") and purchased additional shares of WEDECO, a company acquired in 2004 for $10.8 million.

  2004 ACQUISITIONS

     On August 13, 2004, the Company purchased RSS for $736.9 million in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services. Management believes that the acquisition of RSS will enhance the Company's competitive position in the space payload and service product offering industry and create a full spectrum provider with the latest visible and infrared satellite imaging technology in the remote sensing market.

     The Company also spent $273.1 million on acquisitions of four entities, including WEDECO, all of which are included in the Fluid Technology segment.

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

  SALE OF PLANT, PROPERTY AND EQUIPMENT:

     During 2005, the Company generated $26.9 million of cash proceeds from the sale of plant, property and equipment primarily by the Electronic Components and Fluid Technology segments. This is primarily due to the sale of four properties at Electronic Components for $17.1 million. The remaining $9.8 million of cash proceeds represents plant, property and equipment sales across most segments.

     During 2004, the Company generated $7.2 million from the sale of plant, property and equipment primarily by the Electronic Components and Fluid Technology segments.

     During 2003, the Company generated $16.9 million of cash proceeds from the sale of plant, property and equipment. This is primarily due to the sale of land for $7.3 million at Defense Electronics & Services and the sale of a building at Electronic Components for $2.8 million. The remaining $6.8 million of cash proceeds from the sale of assets represents plant, property and equipment sales across all businesses.

  DIVESTITURES:

     In the fourth quarter of 2005, the Company announced that it had signed a definitive agreement to sell its automotive brake & fuel tubing and components business to Cooper-Standard Automotive, a privately held company, for $205 million in cash, subject to certain post-closing adjustments. The business, which is a component of the Company's Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry.

     On February 7, 2006, the Company completed the sale of this business to Cooper-Standard Automotive. The Company is in the process of finalizing certain calculations and expects after-tax gains on this transaction to be approximately $25.0 million.

     After completing a strategic review of the Electronic Components segment, in the fourth quarter of 2005, the Company has decided to dispose of the Switches component of the Electronic Components segment, which accounts for approximately 50% of the segments revenue. The Company is in the process of preparing this business for sale.

  FINANCING

                                 December 31,
                              -------------------
(in millions)                   2005       2004
-------------------------------------------------
Cash & Cash equivalents       $  451.0   $  262.9
Total Debt                     1,267.7    1,272.0
Net Debt                         816.7    1,009.1
Total Shareholders' Equity     2,723.4    2,343.0
Total Capitalization (debt
  plus equity)                 3,991.1    3,615.0
Net Capitalization (debt
  plus equity less cash)       3,540.1    3,352.1
Debt to total capitalization     31.8%      35.2%
Net debt to net
  capitalization                 23.1%      30.1%

  SHARE REPURCHASES AND OTHER MATTERS:

     In 2005, 2004, and 2003, the Company repurchased 6.6 million shares for $334.4 million, 4.0 million shares for $159.6 million, and 2.0 million shares for $69.7 million, respectively, to offset the dilutive effect of exercised stock options.

     On February 21, 2006, the Company effected a two-for-one stock split of its common stock. The financial statements, notes and other references to share and per share data have been restated to reflect the stock split for all periods presented.

  DEBT AND CREDIT FACILITIES:

     Debt at December 31, 2005 was $1,267.7 million, compared with $1,272.0 million at December 31, 2004. Cash and cash equivalents were $451.0 million at December 31, 2005, compared to $262.9 million at December 31, 2004.

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

     The Company maintained two separate revolving credit agreements providing aggregate commitments of $1.4 billion which expired in the fourth quarter of 2005. In November 2005, these two agreements were replaced by a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread, which reflects the Company's debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.5 times. At December 31, 2005, the Company's coverage ratio was well in excess of the minimum requirements. The commitment fee on the revolving credit agreements is 0.08% of the total commitment. The revolving credit agreements serve as backup for the commercial paper program. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.25 billion in the aggregate outstanding at any time. At December 31, 2005 commercial paper borrowings were $728.8 million.

  OFF-BALANCE SHEET ARRANGEMENTS

  GUARANTEES & INDEMNITIES:

     In September of 1998, the Company completed the sale of its automotive Electrical Systems business to Valeo SA for approximately $1,700 million. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680 million. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2005 the Company has an accrual of $7.8 million which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its Brake and Chassis unit to Continental AG for approximately $1,930 million. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950 million. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2005 the Company has an accrual of $14.0 million which is its best estimate of the potential exposure.

     Since its incorporation in 1920, the Company has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. The Company does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. The Company has separately discussed material indemnities provided within the last ten years.

     The Company provided a performance bond guarantee in the amount of $10.0 million related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments on the third guarantee equals $10.0 million. At December 31, 2005, the Company has an accrual related to the expansion of a bridge in the amount of $10.0 million.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8 million, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2005, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

     The Company has a number of individually immaterial guarantees outstanding at December 31, 2005, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

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

  ENVIRONMENTAL:

     Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site's development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At December 31, 2005, the Company's best estimate for environmental liabilities is $93.0 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $67.4 million and the high range estimate is $149.2 million. On an annual basis the Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is currently involved in the environmental investigation and remediation of 58 sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency ("EPA") or similar state agency.

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

     Based on the approach described above, the Company estimates the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, the Company's actual geometric average annual return on plan assets for domestic pension plans stood at 11.4%, 12.3%, 12.0% and 12.0%, for the past 10, 15, 20, and 25 year periods, respectively. The Company's weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2005, is 8.89%.

     The Company utilizes the assistance of its plan actuaries in determining the discount rate assumption. As a service to its clients, the plan actuaries have developed and published an interest rate yield curve comprised of AAA/AA bonds with maturities between zero and thirty years. The plan actuaries then discount the annual benefit cash flows of the Company's pension plan using this yield curve and develop a single-point discount rate matching the plan's characteristics.

     As a result of this process, at December 31, 2005, the Company lowered the discount rate on its domestic pension plans, which represent about 90% of the Company's total pension obligations, from 6.00% to 5.75%. The Company's weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2005, is 5.64%. Also, at December 31, 2005, the Company lowered the discount rate on its postretirement welfare plans from 5.75% to 5.50%.

     At December 31, 2005, the Company maintained its expected rate of future compensation increases for its domestic plan participants at 4.5%, based on recent historical experience and expectations for future economic conditions.

Assumption                       2005    2004
----------------------------------------------
Long-Term Rate of Return on
  Assets used to determine net
  periodic benefit cost          8.89%   8.86%
Discount Rate used to determine
  net periodic benefit cost      5.94%   6.18%
Discount Rate used to determine
  benefit obligation at
  December 31                    5.64%   5.94%
Rate of future compensation
  increase used to determine
  benefit obligation at
  December 31                    4.44%   4.41%

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

     The Company's strategic asset allocation target for its U.S. domestic plans apportions 70% of all assets to equity instruments and the remaining 30% to fixed income instruments. At December 31, 2005, the Company's actual asset allocation was 69.8% in equity instruments, 14.3% in fixed income instruments and 15.8% in hedge funds, with the remainder in cash and other.

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

                                                         2005   2004    2003     2002     2001
-----------------------------------------------------------------------------------------------
Expected Return on Assets                               9.00%   9.00%   9.00%    9.75%    9.75%
Actual Return on Assets                                 13.2%   15.2%   27.5%   (11.4)%  (4.0)%

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

     Funding requirements under IRS rules are a major consideration in making contributions to our pension plan. With respect to its qualified pension plans, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. The Company contributed $100.0 million in 2005, and an additional $100.0 million in the first quarter of 2006 to the U.S. Master Trust for the U.S. Salaried Pension Plan. Furthermore, we currently estimate that we will not make significant additional contributions to the Company's U.S. Salaried Pension Plan during the remainder of 2006.

     Assuming that current IRS contribution rules continue to apply in the future, and barring major disruptions in the equity and bond markets, the Company estimates that it will not be required to make mandatory contributions in the 2006 to 2007 timeframe.

  Funded Status:

     Funded status is derived by subtracting the value of the projected benefit obligations at December 31, 2005 from the end of year fair value of plan assets. The Company's U.S. Salaried Pension Plan represents approximately 80% of the Company's total pension obligation, and therefore the funded status of the U.S. Salaried Pension Plan has a considerable impact on the overall funded status of the Company's pension plans.

     As more fully described in Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements, the funded status for the Company's U.S. Salaried Plan improved by $121.4 million to $(221.5) million at the end of 2005. Funded status for the Company's total pension obligations, including foreign and affiliate plans, improved by $117.5 million to $(623.3) million at the end of 2005.

     Funded status at the end of 2006 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis point change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan, which represents about 80% of the Company's pension obligations, by approximately $132 million. Similarly, every five percentage point change in the actual 2006 rate of return on assets impacts the same plan by approximately $197 million.

  Minimum Pension Liability:

     SFAS No. 87 "Employers' Accounting for Pensions," ("SFAS No. 87"), requires that a minimum pension liability be recorded if a plan's market value of assets falls below the plan's accumulated benefit obligation.

     At December 31, 2005, the Company's minimum pension liability recorded in shareholders' equity is $(120.4) million. In 2005, the Company recorded an after-tax increase to its shareholders' equity of $400.0 million due to the plan's improved funded status.

     Future recognition or reversal of additional minimum pension liabilities will depend primarily on the rate of return on assets and the prevailing discount rate.

  Pension Expense:

     The Company recorded $82.5 million of net periodic pension cost ($83.0 million after considering the effects of curtailment losses and settlements) into its Consolidated Income Statement in 2005, compared with net periodic pension cost of $59.9 million ($63.2 million including curtailments) in 2004. As more fully described in Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements, the primary drivers behind the increase in the net periodic pension cost were the effect of the change in the discount rate and the increased amortization of past losses in 2005.

     In 2006, the Company expects to incur approximately $95.1 million of net periodic pension cost that will be recorded into its Consolidated Income Statement. The increase in net periodic pension cost is primarily due to the effect of the change in discount rate, and the higher amortization of past losses.

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

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at December 31, 2005 and 2004 was $45.6 million and $38.7 million, respectively. See Note 22, "Guarantees, Indemnities and Warranties," in the Notes to Consolidated Financial Statements for additional details.

  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost. The provisions of SFAS No. 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. SFAS No. 123R is effective for the Company on January 1, 2006. The Company estimates that adoption of this statement will lead to the recognition of employee compensation equivalent to $0.09 per share in 2006.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company as of January 1, 2006. Adoption of SFAS No. 151 will not have a material effect on the Company's financial statements.

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

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The Company adopted this pronouncement effective July 1, 2004, but was unable to conclude whether benefits of its plans were actuarially equivalent based on the proposed regulations released in August 2004. The Company has now determined that a majority of its healthcare plans pass the test of actuarial equivalence and during the fourth quarter of 2005 made application to Centers for Medicare & Medicaid Services ("CMS") for the subsidy provided under the Medicare Modernization Act. Other than the effect of the subsidy, there was no expectation that retiree participation would be affected in the short-term given the nature of the Company's healthcare plans. See Note 19, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements for discussion of postretirement benefits.

     In March 2005, the FASB issued Financial Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations". FIN 47 requires that the entity recognize a liability for the fair value of a conditional asset retirement obligation at the point in time when that liability can be reasonably estimated. The majority of conditional asset retirement obligations incurred by the Company relates to asbestos-containing materials that exist in certain owned facilities. The adoption of FIN 47 resulted in the recording of a cumulative effect of a change in accounting principle of $6.5 million, net of tax and a conditional asset-retirement obligation liability of $11.2 million. Utilizing current period assumptions, the Company would have had liabilities for conditional asset-retirement obligations of

$9.3 million and $10.6 million at January 1, 2004 and December 31, 2004, respectively.

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

  2006 OUTLOOK:

     Overall, the Company's revenues are expected to increase to $7.82 billion to $7.97 billion. Revenue growth in the Defense Electronics & Services segment is expected to improve to $3.48 billion to $3.54 billion driven by higher service volume, reflecting a broader range of offerings/capabilities. The Fluid Technology segment expects to grow revenues to $2.96 billion to $3.00 billion due to continued growth in the water/wastewater business. Revenues of $675 million to $695 million are expected in Motion & Flow Control reflecting growth in the aerospace controls and marine and leisure businesses, as well as expansion in the friction products business. The Electronic Components segment expects revenues of $710 million to $730 million.

     Operating income is projected to increase between 65% and 70% in 2006 due to the revenue growth discussed above and improved operating margin as described below. Segment operating margin is projected to increase between approximately 410 and 420 basis points over 2005. The variance primarily reflects the recognition of a $222.7 million asset impairment charge in 2005, the impact of process improvement initiatives and the pruning of lower margin products.

  FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under "Executive Summary," "Liquidity and Capital Resources," "Critical Accounting Policies," "Risks and Uncertainties" and "2006 Outlook"), that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward- looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by the Company with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; foreign currency exchange rates; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions and divestitures and to effect cost reduction programs; and various other factors referenced in this Management's Discussion and Analysis and under the caption "Risk Factors". In some areas the availability of energy sources may affect our production processes or customer demand for our products or services. In addition to these factors, our business segments may be affected by the more specific factors referred to below.

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

     The Motion & Flow Control business will be affected by the cyclical nature of the transportation industries; strikes at major auto producers; and demand for marine and leisure products.

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

     On October 28, 2005, the Company terminated five interest rate swap contracts with an aggregate notional value of $333.3 million. These contracts effectively converted fixed-rate debt to variable rate debt. The Company realized approximately $77.8 million of proceeds from the transaction. Of the proceeds received, $69.5 million represented the fair value of the contracts and $8.3 million of accrued interest earned on the swap prior to the termination date. The fair value is being amortized over the remaining life of the notes as a reduction to interest expense. As of December 31, 2004, the swaps had a notional value of $335.8 million and a carrying value of $84.9 million, including $3.3 million of accrued interest.

     At December 31, 2005 and 2004, the Company's short-term and long-term debt obligations totaled $1,267.7 million and $1,272.0 million, respectively. In addition, the Company's cash balances at December 31, 2005 and 2004 were $451.0 million and $262.9 million, respectively. Based on these positions, and the Company's overall exposure to interest rates, changes of 44 and 24 basis points (equivalent to 10% of the Company's weighted average short-term interest rates, including the rates associated with the Company's interest rate swaps, at December 31, 2004) on the Company's cash and marketable securities and on its floating rate debt obligations and related interest rate derivatives would have a $1.3 million and $1.9 million effect on the Company's pretax earnings for the years ended December 31, 2005 and 2004, respectively. Increases of 59 and 48 basis points in long-term interest rates (equivalent to 10% of the Company's weighted average long-term interest rates at December 31, 2005 and 2004, respectively) would have a $24.1 million and $3.4 million reduction in the fair value of the Company's fixed rate debt as of December 31, 2005 and 2004, respectively.

     The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company has utilized foreign currency denominated derivative instruments to selectively hedge certain transactions in foreign countries. During 2005 and 2004, the Company's largest exposures to foreign exchange rates existed primarily with the Euro, Swedish Krona, and British Pound against the U.S. Dollar. At December 31, 2005, the Company had six foreign currency derivative contracts outstanding for a total notional amount of $120.5 million. A 10% depreciation of the Euro against all other currencies related to the Company's foreign currency derivatives, held as of December 31, 2005, would cause a net reduction of $4.3 million of the fair value of such instruments. At December 31, 2004, the Company had eight foreign currency derivative contracts outstanding for a total notional amount of $93.3 million. A 10% depreciation of the Euro against all other currencies related to the Company's foreign currency derivatives, held as of December 31, 2004, would cause a net reduction of $0.5 million of the fair value of such instruments. The Company uses derivative instruments to hedge exposures and, as such, the quantification of the Company's market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company's underlying investment and transactional positions.

     See Note 18, "Financial Instruments," in the Notes to Consolidated Financial Statements for additional information.

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

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. On the basis of this review, management, including the CEO and the CFO, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed in our reports filed under the Act is assembled, recorded, processed, summarized and reported within the time periods specified in the SEC's forms and reports, and to ensure that information required to be disclosed in the reports submitted under the Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

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

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

     Based on this assessment, management determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche, our independent registered public accounting firm, as stated in their report which is included herein.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ITT Industries, Inc.
White Plains, New York

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that ITT Industries, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity for the year then ended and the financial statement schedule listed on page S-1, and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
-----------------------------
Stamford, Connecticut
March 9, 2006

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company's 2006 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions "Election of Directors", "Information About the Board of Directors" and "Report of the Audit Committee".

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

     Pursuant to New York Stock Exchange ("NYSE") Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2005. The Company also filed with the SEC, as exhibits to the Company's current Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

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

                                    PART IV

ITEM 15.
       EXHIBITS AND FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm       F-2
Consolidated Income Statements for the years ended December
  31, 2005, 2004 and 2003                                     F-3
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2005, 2004 and 2003                F-4
Consolidated Balance Sheets as of December 31, 2005 and 2004  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003                            F-6
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2005, 2004 and 2003        F-7
Notes to Consolidated Financial Statements                    F-8
Business Segment Information                                  F-33
Geographical Information                                      F-33
Sales and Revenues by Product Category                        F-34
Quarterly Results for 2005 and 2004                           F-35

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ITT Industries, Inc.
White Plains, New York

     We have audited the accompanying consolidated balance sheets of ITT Industries, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed on page S-1. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
----------------------------------------------------------
Stamford, Connecticut
March 9, 2006

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                                       Year Ended December 31,
                                                               ---------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                               2005          2004          2003
------------------------------------------------------------------------------------------------------
Sales and revenues                                             $   7,427.3   $   6,327.4   $   5,163.5
                                                               -----------   -----------   -----------
Costs of sales and revenues                                        5,389.9       4,575.5       3,733.1
Selling, general and administrative expenses                       1,071.2         963.4         788.6
Research and development expenses                                    177.6         145.1         115.2
Goodwill impairment                                                  214.4            --            --
Restructuring and asset impairment charges, net                       74.1          33.8          27.6
                                                               -----------   -----------   -----------
Total costs and expenses                                           6,927.2       5,717.8       4,664.5
                                                               -----------   -----------   -----------
Operating income                                                     500.1         609.6         499.0
Interest income                                                       42.7          22.5          53.3
Interest expense                                                      75.0          50.4          43.2
Gain on sale of investments                                             --          20.8            --
Miscellaneous expense (income)                                        19.7          17.7           8.5
                                                               -----------   -----------   -----------
Income from continuing operations before income tax expense          448.1         584.8         500.6
Income tax expense                                                   133.7         164.7         130.3
                                                               -----------   -----------   -----------
Income from continuing operations                                    314.4         420.1         370.3
Cumulative effect of change in accounting principle, net of
  tax benefit of $2.2                                                 (6.5)           --            --
Discontinued operations:
  Income from discontinued operations, including tax benefit
     (expense) of $37.6, $(4.9) and $(8.7)                            51.6          12.2          33.6
                                                               -----------   -----------   -----------
Net income                                                     $     359.5   $     432.3   $     403.9
                                                               ===========   ===========   ===========
EARNINGS PER SHARE(1)
  Income from continuing operations:
     Basic                                                     $      1.70   $      2.28   $      2.01
     Diluted                                                   $      1.67   $      2.23   $      1.97
  Cumulative effect of change in accounting principle:
     Basic                                                     $     (0.03)  $        --   $        --
     Diluted                                                   $     (0.03)  $        --   $        --
  Discontinued operations:
     Basic                                                     $      0.28   $      0.06   $      0.18
     Diluted                                                   $      0.27   $      0.06   $      0.18
  Net income:
     Basic                                                     $      1.95   $      2.34   $      2.19
     Diluted                                                   $      1.91   $      2.29   $      2.15
AVERAGE COMMON SHARES -- BASIC                                       184.6         184.6         184.2
AVERAGE COMMON SHARES -- DILUTED                                     188.5         188.8         188.2
                                                               -----------   -----------   -----------

(1)Restated for two-for-one stock split effective February 21, 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    YEAR ENDED DECEMBER 31, 2005
                                                               ---------------------------------------
                                                                 PRETAX
                                                                (EXPENSE)        TAX        AFTER-TAX
(IN MILLIONS)                                                    INCOME       (EXPENSE)      AMOUNT
------------------------------------------------------------------------------------------------------
NET INCOME                                                                                 $     359.5
OTHER COMPREHENSIVE INCOME (LOSS):
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                     $    (188.9)  $        --        (188.9)
  UNREALIZED GAIN ON INVESTMENT SECURITIES AND CASH FLOW
     HEDGES                                                            0.1            --           0.1
  MINIMUM PENSION LIABILITY                                          617.4        (217.4)        400.0
                                                               -----------   -----------   -----------
          OTHER COMPREHENSIVE INCOME (LOSS)                    $     428.6   $    (217.4)        211.2
                                                               -----------   -----------   -----------
COMPREHENSIVE INCOME                                                                       $     570.7
                                                                                           ===========

                                                                    Year Ended December 31, 2004
                                                               ---------------------------------------
                                                                 Pretax          Tax        After-Tax
(In Millions)                                                    Income       (Expense)      Amount
------------------------------------------------------------------------------------------------------
Net income                                                                                 $     432.3
Other comprehensive income (loss):
  Foreign currency translation adjustments                     $     101.5   $        --         101.5
  Minimum pension liability                                          119.6         (37.8)         81.8
                                                               -----------   -----------   -----------
       Other comprehensive income (loss)                       $     221.1   $     (37.8)        183.3
                                                               -----------   -----------   -----------
Comprehensive income                                                                       $     615.6
                                                                                           ===========

                                                                    Year Ended December 31, 2003
                                                               ---------------------------------------
                                                                 Pretax          Tax        After-Tax
(In Millions)                                                    Income       (Expense)      Amount
------------------------------------------------------------------------------------------------------
Net income                                                                                 $     403.9
Other comprehensive income (loss):
  Foreign currency translation adjustments                     $     188.3   $        --         188.3
  Unrealized gain (loss) on investment securities and cash
     flow hedges                                                       1.7          (0.6)          1.1
  Minimum pension liability                                          282.6        (100.1)        182.5
                                                               -----------   -----------   -----------
          Other comprehensive income (loss)                    $     472.6   $    (100.7)        371.9
                                                               -----------   -----------   -----------
Comprehensive income                                                                       $     775.8
                                                                                           ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                               -------------------------
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)                     2005          2004
----------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                    $     451.0   $     262.9
  Receivables, net                                                 1,273.7       1,110.9
  Inventories, net                                                   666.9         685.7
  Current assets of discontinued operations                          236.6         262.0
  Deferred income taxes                                               73.7         107.1
  Other current assets                                                70.1          59.7
                                                               -----------   -----------
     Total current assets                                          2,772.0       2,488.3
                                                               -----------   -----------
Plant, property and equipment, net                                   841.0         872.0
Deferred income taxes                                                 87.5         209.6
Goodwill, net                                                      2,253.9       2,492.0
Other intangible assets, net                                         214.8         236.8
Other assets                                                         894.2         983.9
                                                               -----------   -----------
  Total non-current assets                                         4,291.4       4,794.3
                                                               -----------   -----------
  TOTAL ASSETS                                                 $   7,063.4   $   7,282.6
                                                               ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                             $     799.6   $     688.1
  Accrued expenses                                                   748.4         698.9
  Accrued taxes                                                      187.1         283.1
  Notes payable and current maturities of long-term debt             751.4         729.2
  Current liabilities of discontinued operations                      65.4          69.7
  Other current liabilities                                            8.5           2.0
                                                               -----------   -----------
     Total current liabilities                                     2,560.4       2,471.0
                                                               -----------   -----------
Pension benefits                                                     432.6       1,063.2
Postretirement benefits other than pensions                          305.5         298.8
Long-term debt                                                       516.3         542.8
Other liabilities                                                    525.2         563.8
                                                               -----------   -----------
     Total non-current liabilities                                 1,779.6       2,468.6
                                                               -----------   -----------
     TOTAL LIABILITIES                                             4,340.0       4,939.6
Shareholders' Equity:(1)
  Common stock: Authorized -- 250,000,000 shares, $1 par
     value per share outstanding -- 184,637,920 shares and
     184,578,226 shares                                              184.6         184.6
  Retained earnings                                                2,666.0       2,496.8
  Accumulated other comprehensive (loss) income:
     Unrealized loss on investment securities and cash flow
      hedges                                                          (0.5)         (0.6)
     Minimum pension liability                                      (120.4)       (520.4)
     Cumulative translation adjustments                               (6.3)        182.6
                                                               -----------   -----------
     Total accumulated other comprehensive loss                     (127.2)       (338.4)
                                                               -----------   -----------
     Total shareholders' equity                                    2,723.4       2,343.0
                                                               -----------   -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   7,063.4   $   7,282.6
                                                               ===========   ===========

(1) Restated for two-for-one stock split effective February 21, 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                               ---------------------------------------
(IN MILLIONS)                                                         2005          2004          2003
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                     $     359.5   $     432.3   $     403.9
Cumulative effect of change in accounting principle                    6.5            --            --
Income from discontinued operations                                  (51.6)        (12.2)        (33.6)
                                                               -----------   -----------   -----------
Income from continuing operations                                    314.4         420.1         370.3
Adjustments to income from continuing operations:
  Depreciation and amortization                                      196.6         175.1         162.3
  Restructuring and asset impairments                                288.5          33.8          27.6
Payments for restructuring                                           (50.4)        (29.3)        (21.6)
Change in receivables, inventories, payables, and accrued
  expenses                                                           (85.9)        (89.4)          6.5
Change in accrued and deferred taxes                                  89.8         101.9         168.0
Change in other current and non-current assets                       (16.3)        (54.9)       (201.8)
Change in other non-current liabilities                                7.5         (56.1)         24.5
Other, net                                                             1.6         (14.5)          2.2
                                                               -----------   -----------   -----------
  Net Cash -- operating activities                                   745.8         486.7         538.0
                                                               -----------   -----------   -----------
INVESTING ACTIVITIES
Additions to plant, property and equipment                          (179.2)       (145.4)       (136.3)
Acquisitions, net of cash acquired                                   (69.0)     (1,010.0)        (46.2)
Proceeds from sale of assets and businesses                           26.9           7.2          16.9
Sale of investments                                                     --          24.9          43.5
Other, net                                                            (2.2)          0.2          (2.0)
                                                               -----------   -----------   -----------
  Net Cash -- investing activities                                  (223.5)     (1,123.1)       (124.1)
                                                               -----------   -----------   -----------
FINANCING ACTIVITIES
Short-term debt, net                                                  26.6         554.2        (144.1)
Long-term debt repaid                                                (18.4)        (68.7)        (42.7)
Long-term debt issued                                                  0.4         120.3           0.3
Repurchase of common stock                                          (334.4)       (159.6)        (69.7)
Proceeds from issuance of common stock                               151.9          76.8          45.3
Dividends paid                                                       (65.6)        (61.8)        (58.0)
Other, net                                                            (0.3)         (0.2)           --
                                                               -----------   -----------   -----------
  Net Cash -- financing activities                                  (239.8)        461.0        (268.9)
                                                               -----------   -----------   -----------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                   (25.1)         17.6          35.4
NET CASH -- DISCONTINUED OPERATIONS OPERATING ACTIVITIES             (64.1)         26.2          48.6
NET CASH -- DISCONTINUED OPERATIONS INVESTING ACTIVITIES              (5.2)        (19.7)        (17.0)
                                                               -----------   -----------   -----------
Net change in cash and cash equivalents                              188.1        (151.3)        212.0
Cash and cash equivalents -- beginning of year                       262.9         414.2         202.2
                                                               -----------   -----------   -----------
CASH AND CASH EQUIVALENTS -- END OF YEAR                       $     451.0   $     262.9   $     414.2
                                                               ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                     $      73.8   $      45.2   $      43.9
  Income taxes (net of refunds received)                       $      43.9   $      70.1   $     (26.6)
                                                               -----------   -----------   -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    Shares Outstanding                              Dollars
Year Ended December 31,                   ---------------------------------------   ---------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)          2005          2004          2003          2005          2004          2003
---------------------------------------------------------------------------------------------------------------------------
COMMON STOCK(1)
Beginning balance                               184.6         184.6         183.6   $     184.6   $     184.6   $     183.6
Stock incentive plans                             6.6           4.0           3.0           6.6           4.0           3.0
Repurchases                                      (6.6)         (4.0)         (2.0)         (6.6)         (4.0)         (2.0)
                                          -----------   -----------   -----------   -----------   -----------   -----------
  Ending balance                                184.6         184.6         184.6   $     184.6   $     184.6   $     184.6
                                          ===========   ===========   ===========   -----------   -----------   -----------
RETAINED EARNINGS(1)
Beginning balance                                                                   $   2,496.8   $   2,184.8   $   1,847.3
  Net income                                                                              359.5         432.3         403.9
  Cash dividend declared on common
     stock -- $0.36, $0.34 and $0.32                                                      (66.5)        (62.8)        (59.0)
  Issuances (repurchases)                                                                (123.8)        (57.5)         (7.4)
                                                                                    -----------   -----------   -----------
  Ending balance                                                                    $   2,666.0   $   2,496.8   $   2,184.8
                                                                                    -----------   -----------   -----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Minimum Pension Liability:
     Beginning balance                                                              $    (520.4)  $    (602.2)  $    (784.7)
     Recognition of minimum pension
       liability                                                                          400.0          81.8         182.5
                                                                                    -----------   -----------   -----------
     Ending balance                                                                 $    (120.4)  $    (520.4)  $    (602.2)
                                                                                    -----------   -----------   -----------
  Unrealized Loss on Investment
     Securities and Cash Flow Hedges:
     Beginning balance                                                              $      (0.6)  $      (0.6)  $      (1.7)
     Unrealized gain (loss)                                                                 0.1            --           1.1
                                                                                    -----------   -----------   -----------
     Ending balance                                                                 $      (0.5)  $      (0.6)  $      (0.6)
                                                                                    -----------   -----------   -----------
  Cumulative Translation Adjustments:
     Beginning balance                                                              $     182.6   $      81.1   $    (107.2)
     Translation of foreign currency
       financial statements                                                              (188.9)        101.5         188.3
                                                                                    -----------   -----------   -----------
     Ending balance                                                                 $      (6.3)  $     182.6   $      81.1
                                                                                    -----------   -----------   -----------
  Total accumulated other comprehensive
     loss                                                                           $    (127.2)  $    (338.4)  $    (521.7)
                                                                                    -----------   -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                                                          $   2,723.4   $   2,343.0   $   1,847.7
                                                                                    ===========   ===========   ===========

(1) Restated for two-for-one stock split effective February 21, 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS, UNLESS OTHERWISE
                                    STATED)

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

  RESEARCH, DEVELOPMENT AND ENGINEERING:

     Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. RD&E costs not specifically covered by contracts are charged to expense as incurred. RD&E costs incurred under contracts with customers are charged directly to the related contracts and are reported as a component of cost of sales and revenues.

  CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORIES:

     Most inventories are valued at the lower of cost (first-in, first-out or "FIFO") or market. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted when required. Potential losses from obsolete and slow-moving inventories are recorded when identified. Domestic inventories valued under the last-in, first-out ("LIFO") method represent 10.5% and 11.1% of total 2005 and 2004 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used by the Company to value all inventories.

  LONG-LIVED ASSET IMPAIRMENT LOSSES:

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. When the undiscounted net cash flows are less than the carrying amount, losses are recorded for the difference between the discounted net cash flows of the assets and the carrying amount. See
Note 4, "Restructuring and Asset Impairment Charges," for further discussions on impairment losses.

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

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  GOODWILL AND OTHER INTANGIBLE ASSETS:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill, the excess of cost over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if circumstances warrant. See Note 13, "Goodwill and Other Intangible Assets," for a description of the Company's goodwill and other intangible assets.

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

  FOREIGN CURRENCY TRANSLATION:

     Balance sheet accounts are translated at the exchange rate in effect at each year-end; income accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders' equity. The national currencies of the foreign companies are generally the functional currencies. Net (losses)/gains from foreign currency transactions are reported currently in selling, general and administrative expenses and were $1.9, $(0.6) and $4.0 in 2005, 2004, and 2003, respectively.

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

     Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest. When the swaps are terminated, unrealized gains or losses are deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument. Such gains or losses are reflected in net interest expense.

  ENVIRONMENTAL REMEDIATION COSTS:

     Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are generally included in other liabilities in the Consolidated Balance Sheets at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Recoveries from insurance companies or other third parties are included in other assets when it is probable that a claim will be realized.

  STOCK-BASED EMPLOYEE COMPENSATION:

     At December 31, 2005, the Company has one stock-based employee compensation plan that is issuing new options and restricted shares. The Company also has one stock-based employee compensation plan and two stock-based non-employee director's compensation plans that have options and restricted shares outstanding; however no new awards will be granted under these plans. These plans are described more fully in Note 20, "Shareholders' Equity." The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for these plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                       2005     2004     2003
-------------------------------------------------------------
Net income
As reported                          $359.5   $432.3   $403.9
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based
  method for awards not reflected
  in net income -- net of tax         (27.4)   (22.1)    (6.0)
                                     ------   ------   ------
Pro forma net income                 $332.1   $410.2   $397.9
Basic earnings per share As
  reported                           $ 1.95   $ 2.34   $ 2.19
Pro forma                              1.80     2.22     2.16
Diluted earnings per share As
  reported                           $ 1.91   $ 2.29   $ 2.15
Pro forma                              1.76     2.17     2.11
                                     ------   ------   ------

     The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model in 2005, and the Black-Scholes option-pricing model in 2004 and 2003. The following weighted-average assumptions for grants in 2005, 2004 and 2003 were: dividend yield of 0.78%, 1.39% and 1.57%, respectively; expected volatility of 23.09%, 25.77% and 28.72%, respectively; expected life of 4.6 years, 6.0 years, and 6.0 years, respectively; and risk-free interest rates of 4.02%, 3.71% and 3.37%, respectively.

     The value of stock-based compensation that was recognized in selling, general and administrative expenses within the Consolidated Income Statements during the periods ended December 31, 2005, 2004 and 2003 were $3.2, $1.6, and $0.7, respectively.

  EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive common shares, which include stock options and restricted stock.

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

     On February 21, 2006, the Company effected a two-for-one stock split of its common stock. The financial statements, notes and other references to share and per share data have been restated to reflect the stock split for all periods presented.

  NOTE 2

  CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost. The provisions of SFAS 123R require the recognition of employee services received in exchange for awards of equity instruments based on the

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. SFAS 123R is effective for the Company beginning January 1, 2006.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company as of January 1, 2006. Adoption of SFAS No. 151 will not have a material effect on the Company's financial statements.

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

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company adopted this pronouncement effective July 1, 2004, but was unable to conclude whether benefits of its plans are actuarially equivalent based on the proposed regulations released in August 2004. The Company has now determined that a majority of its healthcare plans pass the test of actuarial equivalence and during the fourth quarter of 2005 made application to Centers for Medicare & Medicaid Services ("CMS") for the subsidy provided under the Medicare Modernization Act. Other than the effect of the subsidy, there was no expectation that retiree participation would be affected in the short-term given the nature of the Company's healthcare plans. See Note 19, "Employee Benefit Plans," for discussion of postretirement benefits.

     In March 2005, the FASB issued Financial Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations". FIN 47 requires that the entity recognize a liability for the fair value of a conditional asset retirement obligation at the point in time when that liability can be reasonably estimated. The majority of conditional asset retirement obligations incurred by the Company relate to asbestos containing materials that exist in certain owned facilities. The adoption of FIN 47 resulted in the recording of a cumulative effect of a change in accounting principle of $6.5, net of tax and a conditional asset retirement obligation liability of $11.2. Utilizing current period assumptions, the Company would have had liabilities for conditional asset retirement obligations of $9.3 and $10.6 at January 1, 2004 and December 31, 2004, respectively.

  NOTE 3

  ACQUISITIONS

  2005 ACQUISITIONS

     During 2005, the Company spent $69.0 for acquisitions. Of this amount, $29.7 was paid for Phelps, the largest U.S. distributor of products sold under ITT's Flygt brand for the wastewater pumping and treatment market. The Company has preliminarily assigned values to the assets and liabilities of Phelps, however, the allocation is subject to further refinement.

     The Company also paid a purchase price adjustment totaling $28.5 related to the 2004 acquisition of Remote Sensing Systems business ("RSS") and purchased additional shares of WEDECO AG Water Technology ("WEDECO"), a company acquired in 2004 for $10.8.

     In addition, the Company finalized purchase price allocations related to other acquisitions, which resulted in an increase of goodwill of $11.1.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  2004 ACQUISITIONS

     On August 13, 2004, the Company purchased RSS for $736.9 in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services. Management believes that the acquisition of RSS will enhance the Company's competitive position in the space payload and service product offering industry and create a full spectrum provider with the latest visible and infrared satellite imaging technology in the remote sensing market.

     As of December 31, 2005, the excess of the purchase price of RSS over the fair value of net assets acquired of $640.1 was recorded as goodwill as of December 31, 2005 and $626.0 is deductible for tax purposes. The entire goodwill balance is reflected in the Defense Electronics & Services segment.

     Intangible assets of $124.9 were recorded as part of the acquisition. This balance is comprised of $120.0 of customer relationships (amortized over 16 years), $3.4 of maintenance contracts (amortized over 15 years) and $1.5 of product software (amortized over 10 years).

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

- Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd., a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China.

- Cleghorn Waring and Co. (Pumps) Limited, a distributor of pumps and marine products.

     As of December 31, 2005, the excess of the purchase price over the fair value of net assets acquired in these transactions of $235.6 was recorded as goodwill, of which $229.3, $3.4 and $2.9 are reflected in the Fluid Technology, Defense Electronics & Services and Motion & Flow Control segments, respectively.

     Intangible assets relating to the acquisitions of WEDECO and AOA, totaled $54.9. This amount includes $26.2 of proprietary technology and other identifiable intangible assets (amortized over 15 years), $17.8 of customer relationships (amortized over 10 years), and $10.9 of indefinite-lived tradenames.

     During 2004, the Company also finalized purchase price allocations related to the 2003 acquisitions, which resulted in an increase in goodwill of $1.5.

  2003 ACQUISITIONS

     During 2003, the Company spent $46.2 primarily for the acquisition of two entities, one in the Electronic Components segment and one in the Fluid Technology segment. All of the acquisitions were accounted for as purchases and, accordingly, the results of operations of each acquired company are included in the Consolidated Income Statements from the date of acquisition. The Company does not believe the acquisitions are material individually or in the aggregate to its results of operation or financial condition; however, the larger of the acquisitions were as follows:

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

     As of December 31, 2005, the excess of the purchase price over the fair value of net assets acquired in these transactions of $31.0 was recorded as goodwill, of which $24.0, $5.9 and $1.1 are reflected in the Electronic Components, Fluid Technology, and Motion & Flow Control segments, respectively.

     Additionally, in 2003, the Company finalized purchase price allocations related to the 2002 acquisitions, which resulted in a decrease in goodwill of $5.1.

  NOTE 4

  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  2005 RESTRUCTURING ACTIVITIES

     During 2005, the Company recognized a $72.0 restructuring charge. New actions represent $70.7 of the charge. Costs associated with previous year plans represent $1.3 of the charge.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The actions announced during 2005 by segment are as follows:

- The Fluid Technology segment recorded $29.7 of severance costs for the termination of 474 employees, including 242 factory workers, 208 office workers and 24 management employees. Lease cancellation and other costs were $0.9 and $0.8, respectively. Additionally, asset write-offs totaling $1.4 were also recorded. The charges reflect a reduction in structural costs, including the closure of four facilities.

- The Electronic Components segment recorded $25.8 for the reduction of 1,246 employees, including 926 factory workers, 286 office workers and 34 management employees. Other costs totaling $1.9, primarily representing contract termination costs, lease costs, and other were also recognized during the year. Asset write-offs associated with the restructuring actions totaled $0.1. These actions reflect the continued reorganization of the segment, including the closure of three facilities.

- The Motion & Flow Control segment recognized $8.9 for the termination of 274 employees, including 163 factory workers, 97 office workers and 14 management employees. Other costs totaling $0.6 and lease costs of $0.2 were also recognized during the year. The headcount reductions relate to workforce reductions, the consolidation of functions, the transfer of functions from France to Holland, and the outsourcing of selected functions to Eastern Europe.

- Corporate headquarters recorded $0.4 for the termination of one management employee.

  2005 OTHER ASSET IMPAIRMENTS

     During the fourth quarter of 2005, the Company determined that certain businesses within the Electronic Components segment were experiencing lower than expected financial results and as a result certain long-lived assets of those businesses may be impaired. After revising the earnings forecast for these businesses to reflect current business conditions, the Company recorded an impairment charge of $8.3 million relating to the long-lived assets. These events and circumstances also caused the Company to record an impairment charge for goodwill relating to the same business unit. See Note 13, "Goodwill and Other Intangible Assets," for further discussion of the goodwill impairment charge.

  2004 RESTRUCTURING ACTIVITIES

     During 2004, the Company recognized $34.9 of restructuring charges. Of this amount, $34.8 related to new actions announced during 2004, primarily the planned severance of 1,235 employees and lease cancellation costs. Additionally, $0.1 of expenditures were incurred relating to actions announced prior to 2004.

     The actions announced during 2004 by segment are as follows:

- The Fluid Technology segment recorded $17.7 for the planned termination of 211 employees, including 52 factory workers, 155 office workers and four management employees. Additionally, $0.7 of lease costs, $0.6 of asset write-offs and $0.7 of other costs were also recognized during 2004. These charges include the impact of two facility closures (one in Sweden and one in Florida).

- The Electronic Components segment recorded a $4.5 charge for the recognition of lease cancellation costs and a $4.5 charge for the planned termination of 972 employees, including 883 factory workers, 84 office workers and five management employees. The segment also recorded $1.1 and $0.8 for the disposal of machinery and equipment, and other costs, respectively.

- The Motion & Flow Control segment recorded $2.2 for the planned termination of 49 employees, including seven factory workers, 37 office workers and five management employees. Other costs totaling $0.2 were also recognized during 2004.

- Corporate headquarters recorded $1.8 for the planned termination of one office worker and two management employees.

  2003 RESTRUCTURING ACTIVITIES

     During 2003, the Company recognized $30.8 of restructuring charges primarily related to the planned severance of 730 employees.

     The actions announced during 2003 by segment are as follows:

- The Fluid Technology segment recorded $12.9 for the planned termination of 161 employees, including 52 factory workers, 104 office workers and five management employees. Additionally, $0.5 of lease costs, and $0.4 of other costs, including a $0.2 charge associated with the disposal of machinery and equipment, were also recognized during 2003.

- The Electronic Components segment recorded $11.7 for the planned termination of 479 employees, including 263 factory workers, 199 office workers and 17 management employees. The segment also recorded other costs of $0.5, primarily representing idle facility costs, and $0.5 of asset disposal costs.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

- The Motion & Flow Control segment recorded $1.2 for the planned termination of 51 employees, including 31 factory workers, 13 office workers and seven management employees. Lease termination costs totaling $0.7, asset disposal costs of $0.1, respectively, were also recognized during 2003.

- The Defense Electronics & Services segment recorded $1.0 for the planned termination of 35 employees, including seven factory workers, 19 office workers and nine management employees.

- Corporate headquarters recorded $1.3 for the planned termination of one office worker and three management employees.

  2003 OTHER ASSET IMPAIRMENTS

     During 2003, the Company recorded a $1.4 asset impairment charge primarily for the write-off of a technology license that will not be utilized based on management's projections of future market conditions. The applicable assets were written down to their fair values based on management's comparison of projected future discounted cash flows generated by each asset to the applicable asset's carrying value. These impairments were unrelated to the Company's restructuring activities.

     The following table displays a rollforward of the cash restructuring accruals:

                                                  Defense       Motion
                                     Fluid      Electronics     & Flow       Electronic     Corporate
                                  Technology    & Services      Control      Components     and Other       Total
--------------------------------------------------------------------------------------------------------------------
Balance January 1, 2003           $       6.5   $        --   $       1.4   $        4.4   $       0.9   $      13.2
Payments and other related to
  prior charges                          (5.3)           --          (1.4)          (2.1)         (0.8)         (9.6)
Reversals of prior charges                 --            --          (0.1)          (0.9)           --          (1.0)
2003 charges                             13.6           1.0           1.9           12.2           1.3          30.0
Reversal of 2003 charges                   --            --            --           (3.4)           --          (3.4)
Payments and other related to
  the 2003 charges                       (3.5)         (0.2)         (0.7)          (6.7)         (0.6)        (11.7)
                                  -----------   -----------   -----------   ------------   -----------   -----------
Balance December 31, 2003         $      11.3   $       0.8   $       1.1   $        3.5   $       0.8   $      17.5
                                  -----------   -----------   -----------   ------------   -----------   -----------
Additional charges for prior
  year plans                               --            --            --            0.1            --           0.1
Payments and other related to
  prior charges                          (9.9)         (0.7)         (0.7)          (2.2)         (0.6)        (14.1)
Reversals of prior charges               (0.4)           --            --           (0.5)           --          (0.9)
2004 charges                             19.1            --           2.4            9.8           1.8          33.1
Reversal of 2004 charges                   --            --          (0.1)            --          (0.1)         (0.2)
Payments and other related to
  the 2004 charges                       (9.0)           --          (0.7)          (4.5)         (0.8)        (15.0)
                                  -----------   -----------   -----------   ------------   -----------   -----------
Balance December 31, 2004         $      11.1   $       0.1   $       2.0   $        6.2   $       1.1   $      20.5
                                  -----------   -----------   -----------   ------------   -----------   -----------
Additional charges for prior
  year plans                               --            --            --            1.3            --           1.3
Payments and other related to
  prior charges                          (8.9)         (0.1)         (1.7)          (5.6)         (1.1)        (17.4)
Reversals of prior charges                 --            --            --           (1.1)           --          (1.1)
2005 charges                             31.4            --           9.7           27.7           0.4          69.2
Reversal of 2005 charges                 (0.3)           --          (0.2)          (4.6)           --          (5.1)
Payments and other related to
  the 2005 charges                      (13.7)           --          (6.9)         (13.4)         (0.2)        (34.2)
                                  -----------   -----------   -----------   ------------   -----------   -----------
Balance December 31, 2005         $      19.6   $        --   $       2.9   $       10.5   $       0.2   $      33.2
                                  ===========   ===========   ===========   ============   ===========   ===========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     At December 31, 2004, the accrual balance for restructuring activities was $20.5. Cash payments of $50.4 and additional cash charges of $70.5 were recorded in 2005. Also, management reviewed the Company's remaining restructuring actions and determined actions totaling $6.2 would be completed for less than planned. Accordingly, restructuring accruals totaling $6.2 were reversed into income during 2005. The accrual balance decreased by $1.2 due to the effect of foreign currency translation. The accrual balance at December 31, 2005 is $33.2, which includes $30.3 for severance and $2.9 for facility carrying costs and other.

     As of December 31, 2004, remaining actions under restructuring activities announced in 2004 and 2002 were to reduce headcount by 675. During 2005, the Company closed seven facilities, reduced headcount by 2,444 persons related to all plans and experienced employee attrition, leaving a balance of 219 planned reductions. Actions announced during 2005 will be completed during 2006. Actions announced during 2004 and 2003 were substantially completed in 2005 and 2004, respectively.

  NOTE 5

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

     During 2005, the Company finalized an IRS tax settlement that covered the periods from 1998 to 2000 and included the sale of the Electrical Systems business and the Brake and Chassis unit. As a result of this agreement, the Company paid $100.6 to settle tax matters related to the sale of the automotive business. Remaining tax reserves of $53.6 relating to this matter were reversed and included in income from discontinued operations.

     At December 31, 2005, the Company had automotive discontinued operations accruals of $34.4 that are primarily related to product recalls of $7.8, environmental obligations of $14.0 and employee benefits of $12.6.

     The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2003 to December 31, 2005:

                                               Beginning                                             Ending
                                                 Balance                                2003        Balance
Automotive Discontinued                       January 1,       2003          2003      Other   December 31,
Operations Accruals                                 2003   Spending   Settlements   Activity           2003
-----------------------------------------------------------------------------------------------------------
Other Deferred Liabilities                        $  0.8       $ --          $ --    $(0.8)         $   --
Accrued Expenses                                    20.6       (1.7)           --     (1.2)           17.7
Environmental                                       14.5       (0.1)           --     (0.2)           14.2
Income Tax                                         154.2         --            --       --           154.2
                                             -----------   --------   -----------    -----     -----------
Total                                             $190.1      $(1.8)         $ --    $(2.2)         $186.1
                                             ===========   ========   ===========    =====     ===========

     In 2003, the Company reassessed its obligations related to the disposal of the automotive businesses and determined that it would spend $2.2 less on the disposition, related to favorable spending on professional fees and adjustments to its environmental exposures. Based on this assessment, $2.2 was reversed into the 2003 Consolidated Income Statement under income from discontinued operations.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

                                               Beginning                                             Ending
                                                 Balance                                2004        Balance
Automotive Discontinued                       January 1,       2004          2004      Other   December 31,
Operations Accruals                                 2004   Spending   Settlements   Activity           2004
-----------------------------------------------------------------------------------------------------------
Other Deferred Liabilities                        $   --       $ --          $ --     $ --          $   --
Accrued Expenses                                    17.7         --            --      2.7            20.4
Environmental                                       14.2       (0.1)           --       --            14.1
Income Tax                                         154.2         --            --       --           154.2
                                             -----------   --------   -----------    -----     -----------
Total                                             $186.1      $(0.1)         $ --    $ 2.7          $188.7
                                             ===========   ========   ===========    =====     ===========

                                              BEGINNING                                             ENDING
                                                BALANCE                                2005        BALANCE
AUTOMOTIVE DISCONTINUED                      JANUARY 1,       2005          2005      OTHER   DECEMBER 31,
OPERATIONS ACCRUALS                                2005   SPENDING   SETTLEMENTS   ACTIVITY           2005
----------------------------------------------------------------------------------------------------------
OTHER DEFERRED LIABILITIES                       $   --     $   --          $ --     $  --           $ --
ACCRUED EXPENSES                                   20.4         --            --        --           20.4
ENVIRONMENTAL                                      14.1       (0.1)           --        --           14.0
INCOME TAX                                        154.2     (100.6)           --     (53.6)            --
                                            -----------   --------   -----------    ------    -----------
TOTAL                                            $188.7    $(100.7)         $ --    $(53.6)         $34.4
                                            ===========   ========   ===========    ======    ===========

  FHS -- DISCONTINUED OPERATIONS

     In the fourth quarter of 2005, the Company announced that it had signed a definitive agreement to sell its automotive brake & fuel tubing and components business to Cooper-Standard Automotive, a privately held company, for $205 in cash, subject to certain post-closing adjustments. The business, which is a component of the Company's Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry.
     On February 7, 2006, the Company completed the sale of this business to Cooper-Standard Automotive subject to certain post-closing adjustments The Company expects the after-tax gain on this transaction to approximate $25.0.

     Revenues associated with this discontinued operation were $417.4, $436.7 and $447.3 for 2005, 2004 and 2003, respectively. Pretax income associated with this discontinued operation were $28.0, $25.3, and $34.8 for 2005, 2004 and 2003, respectively.

     The following table presents balance sheet information for businesses held for sale including FHS and NS&S:

                                               2005     2004
------------------------------------------------------------
Receivables, net                             $ 68.9   $ 67.9
Inventories, net                               23.2     26.1
Prepaid expenses and other current assets      11.7     10.7
Property, plant and equipment, net            106.2    109.4
Goodwill and intangible assets, net            15.9     22.1
Other assets                                   10.7     25.8
                                             ------   ------
  Total assets                               $236.6   $262.0
                                             ======   ======
Accounts payable                             $ 30.3   $ 33.5
Accrued expenses                               17.1     19.1
Other liabilities                              18.0     17.1
                                             ------   ------
  Total liabilities                          $ 65.4   $ 69.7
                                             ======   ======

  NOTE 6

  SALES AND REVENUES AND COSTS OF SALES AND REVENUES

     Sales and revenues and costs of sales and revenues consist of the following:

                                               For the Years Ended
                                                      December 31,
                                 ---------------------------------
                                      2005        2004        2003
------------------------------------------------------------------
Product sales                     $5,936.8    $5,108.3    $4,285.1
Service revenues                   1,490.5     1,219.1       878.4
                                 ---------   ---------   ---------
Total sales and revenues          $7,427.3    $6,327.4    $5,163.5
                                 =========   =========   =========
Costs of product sales            $4,140.3    $3,503.5    $2,957.9
Costs of service revenues          1,249.6     1,072.0       775.2
                                 ---------   ---------   ---------
Total costs of sales and
  revenues                        $5,389.9    $4,575.5    $3,733.1
                                 =========   =========   =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The Defense Electronics & Services segment comprises $1,352.4, $1,103.9 and $792.2 of total service revenues for the years ended December 31, 2005, 2004 and 2003, respectively, and $1,136.6, $965.1 and $696.7 of total costs of service revenues, respectively, during the same period. The Fluid Technology segment comprises the majority of the remaining balances of service revenues and costs of service revenues.

     The Company changed the classification of RD&E costs incurred under contracts with customers from research, development and engineering expenses to costs of sales and revenues for all periods presented. The amount of RD&E costs incurred under contracts with customers amounted to $472.7, $473.2 and $430.4 in 2005, 2004 and 2003, respectively.

  NOTE 7

  INCOME TAXES

     Income tax data from continuing operations is as follows:

                                         For the Years Ended
                                                December 31,
                                    ------------------------
                                      2005     2004     2003
------------------------------------------------------------
United States and foreign
  components of income from
  continuing operations before
  income taxes
  U.S.                              $163.9   $312.5   $249.9
  Foreign                            284.2    272.3    250.7
                                    ------   ------   ------
                                    $448.1   $584.8   $500.6
                                    ======   ======   ======
Provision (benefit) for income
  tax
Current
  U.S. federal                      $103.5   $ 13.8   $(59.7)
  State and local                      5.1      2.6      2.7
  Foreign                             78.3     83.0     87.9
                                    ------   ------   ------
                                    $186.9   $ 99.4   $ 30.9
                                    ------   ------   ------
Deferred
  U.S. federal                      $(50.9)  $ 61.7   $118.2
  State and local                     (0.2)    (1.3)    (2.7)
  Foreign                             (2.1)     4.9    (16.1)
                                    ------   ------   ------
                                    $(53.2)  $ 65.3   $ 99.4
                                    ------   ------   ------
Total income tax expense            $133.7   $164.7   $130.3
                                    ======   ======   ======

     A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

                                           For the Years Ended
                                                  December 31,
                                      ------------------------
                                        2005     2004     2003
--------------------------------------------------------------
Tax provision at U.S. statutory
  rate                                  35.0%    35.0%    35.0%
Foreign tax rate differential           (3.6)    (2.5)    (2.7)
Effect of repatriation of foreign
  earnings                              (0.1)    (0.5)    (4.2)
Research credit                         (0.8)    (0.5)    (0.6)
Tax examinations                       (12.5)    (1.7)     2.5
Export sales                            (1.7)    (1.9)    (3.4)
Goodwill impairment                     15.4       --       --
Other                                   (1.9)     0.1     (0.4)
                                      ------   ------   ------
Effective income tax expense rate       29.8%    28.0%    26.2%
                                      ======   ======   ======

     Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes and carryforwards.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Deferred tax assets (liabilities) include the following:

                                                                            December 31,
                                                           -----------------------------------------------
                                                                    2005                     2004
                                                           ----------------------   ----------------------
                                                           DEFERRED      DEFERRED   DEFERRED      DEFERRED
                                                             ASSETS   LIABILITIES     ASSETS   LIABILITIES
----------------------------------------------------------------------------------------------------------
Employee benefits                                           $   --      $ (48.7)     $180.0      $    --
Accelerated depreciation                                        --        (73.1)         --        (64.9)
Accruals                                                     246.5           --       152.1           --
Uniform capitalization                                         3.0           --         5.7           --
Partnership investment                                          --        (57.9)         --        (59.5)
Loss carryforwards                                            42.7           --        35.0           --
Foreign tax credit                                             3.8           --        52.1           --
State credit carryforwards                                     1.7           --         4.4           --
Intangibles                                                     --        (73.2)         --        (67.5)
Other                                                         19.2           --        22.4           --
                                                            ------      -------      ------      -------
Subtotal                                                     316.9       (252.9)      451.7       (191.9)
Valuation allowance                                          (17.1)          --       (43.9)          --
                                                            ------      -------      ------      -------
                                                            $299.8      $(252.9)     $407.8      $(191.9)
                                                            ======      =======      ======      =======

     The Company's deferred taxes in the Consolidated Balance Sheets consist of the following:

                                               December 31,
                                            ---------------
                                              2005     2004
-----------------------------------------------------------
Current assets                              $ 73.7   $107.1
Non-current assets                            87.5    209.6
Other current liabilities                     (8.5)    (2.0)
Other liabilities                           (105.8)   (98.8)
                                            ------   ------
                                            $ 46.9   $215.9
                                            ======   ======

     No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $807.9, because these amounts are permanently reinvested. While the amount of federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other deductions.

     As of December 31, 2005, the Company had approximately $3.8 of foreign tax credit carryforwards which will begin to expire on December 31, 2010. The Company had approximately $6.3 of general business credit carryforwards which will expire as follows: $3.0 on December 31, 2022, $2.9 on December 31, 2023 and $0.4 on December 31, 2024. The Company had net operating losses from some U.S. subsidiaries in the amount of $27.4 which will begin to expire on December 31, 2020. The Company had state net operating losses of $597.2 which will begin to expire on December 31, 2006. The Company also had net operating losses from some foreign subsidiaries in the amount of $43.4, which will begin to expire on December 31, 2008.

     As of December 31, 2005, a valuation allowance of approximately $17.1 exists for deferred income tax benefits related to certain U.S. subsidiary state net operating loss carryforwards that may not be realized. During 2005, the valuation allowance decreased by $26.8.

     The decrease in the valuation allowance was primarily attributable to the resolution of the IRS examination for the period ended December 31, 2000 as the Company was able to utilize foreign tax credits and separate U.S. subsidiary net operating loss carryforwards for which a valuation allowance had previously been established. This decrease was reduced as a result of the establishment of a valuation allowance on certain state net operating loss carryovers.

     Shareholders' equity at December 31, 2005 and 2004 reflects tax benefits related to the stock options exercised in 2005 and 2004 of approximately $56.9 and $26.4, respectively.

     Other comprehensive income reflects deferred tax expense for the year ended December 31, 2005 in the amount of $217.4 as a result of the reduction of the Company's minimum pension liability.

     The IRS is currently examining the federal consolidated tax returns of the Company for the years ended December 31, 2001 through December 31, 2003. The

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

IRS has completed its examination of all years through 2000. As of December 31, 2005, the Company believes the accrual for income taxes payable is sufficient to cover potential liabilities arising from these examinations.

     In the third quarter of 2005, the Company finalized an IRS tax settlement that covered the periods from 1998 to 2000 and included the sale of the Electrical Systems business and the Brake and Chassis unit. See Note 5, "Discontinued Operations", for a description of the IRS tax settlement.

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

  NOTE 8

  EARNINGS PER SHARE
     A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

                                          For the Years Ended
                                                 December 31,
                                     ------------------------
                                       2005     2004     2003
-------------------------------------------------------------
Basic Earnings Per Share
  Income from continuing
    operations available to common
    shareholders                     $314.4   $420.1   $370.3
  Average common shares
    outstanding                       184.6    184.6    184.2
                                     ------   ------   ------
Basic earnings per share             $ 1.70   $ 2.28   $ 2.01
                                     ======   ======   ======
Diluted Earnings Per Share
  Income from continuing
    operations available to common
    shareholders                     $314.4   $420.1   $370.3
  Average common shares
    outstanding                       184.6    184.6    184.2
  Add: Impact of stock options and
    restricted stock                    3.9(1)    4.2(2)    4.0(3)
                                     ------   ------   ------
  Average common shares
    outstanding on a diluted basis    188.5    188.8    188.2
                                     ------   ------   ------
Diluted earnings per share           $ 1.67   $ 2.23   $ 1.97
                                     ======   ======   ======

(1) Options to purchase 208,000 shares of common stock at an average price of $52.86 per share were outstanding at December 31, 2005 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2012.

(2) Options to purchase 255,000 shares of common stock at an average price of $41.51 per share were outstanding at December 31, 2004 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2014.

(3) Options to purchase 157,880 shares of common stock at an average price of $32.69 per share were outstanding at December 31, 2003 but were not included in the computation of diluted EPS, because the options' exercise prices were greater than the annual average market price of the common shares. These options expire in 2012 and 2013.

  NOTE 9

  RECEIVABLES, NET

     Receivables consist of the following:

                                             December 31,
                                         ---------------------
                                              2005        2004
--------------------------------------------------------------
Trade                                    $ 1,163.1   $ 1,063.4
Other                                        148.8        81.3
Less -- allowance for doubtful
  accounts and cash discounts                (38.2)      (33.8)
                                         ---------   ---------
                                         $ 1,273.7   $ 1,110.9
                                         =========   =========

  NOTE 10

  INVENTORIES, NET

     Inventories consist of the following:

                                             December 31,
                                         ---------------------
                                              2005        2004
--------------------------------------------------------------
Finished goods                           $   159.5   $   181.3
Work in process                              269.5       284.3
Raw materials                                320.6       319.1
Less -- progress payments                    (82.7)      (99.0)
                                         ---------   ---------
                                         $   666.9   $   685.7
                                         =========   =========

  NOTE 11

  OTHER CURRENT ASSETS

     At December 31, 2005 and 2004, other current assets consist primarily of advance payments on contracts and prepaid expenses.

  NOTE 12

  PLANT, PROPERTY AND EQUIPMENT, NET

     Plant, property and equipment consist of the following:

                                             December 31,
                                         ---------------------
                                              2005        2004
--------------------------------------------------------------
Land and improvements                    $    58.4   $    62.0
Buildings and improvements                   495.3       478.1
Machinery and equipment                    1,422.3     1,532.7
Furniture, fixtures and office
  equipment                                  228.5       235.7
Construction work in progress                 70.4        60.7
Other                                         63.5        57.9
                                         ---------   ---------
                                           2,338.4     2,427.1
Less -- accumulated depreciation and
  amortization                            (1,497.4)   (1,555.1)
                                         ---------   ---------
                                         $   841.0   $   872.0
                                         =========   =========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  NOTE 13

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 by operating segment are as follows:

                                                Defense       Motion &
                                     Fluid   Electronics &      Flow       Electronic     Corporate
                                Technology     Services        Control     Components     and Other      Total
-----------------------------------------------------------------------------------------------------------------
Balance as of January 1,
  2004                         $     809.4   $       303.7   $     161.1   $    329.4   $       5.0   $   1,608.6
Goodwill acquired during the
  period                             240.1           601.1           3.4           --            --         844.6
Other, including foreign
  currency translation                31.4              --           0.7          6.7            --          38.8
                               -----------   -------------   -----------   ----------   -----------   -----------
Balance as of December 31,
  2004                             1,080.9           904.8         165.2        336.1           5.0       2,492.0
Goodwill acquired during the
  period                              17.7              --            --           --            --          17.7
Impairment charge                       --              --            --       (214.4)           --        (214.4)
Other, including foreign
  currency translation               (53.0)           42.5          (1.4)       (29.5)           --         (41.4)
                               -----------   -------------   -----------   ----------   -----------   -----------
Balance as of December 31,
  2005                         $   1,045.6   $       947.3   $     163.8   $     92.2   $       5.0   $   2,253.9
                               ===========   =============   ===========   ==========   ===========   ===========

     Goodwill of $15.9 and $22.1 as of December 31, 2005 and 2004, respectively, are excluded from the table above. The amounts are attributable to the Company's automotive brake and fuel tubing and components business and are reflected in current assets of discontinued operations in the Consolidated Balance Sheets.

  2005 ACTIVITY

     During the fourth quarter of 2005, the Company determined that certain businesses within the Electronic Components segment were experiencing lower than expected financial results and may be impaired. After revising the earnings forecast for these businesses to reflect current business conditions, the Company recorded a $214.4 impairment charge reported within the Electronic Components segment. The estimated fair value of the reporting unit was computed principally upon the present value of future cash flows (Discounted Cash Flow Method), historical results and comparative market data. This impairment was unrelated to the Company's restructuring activities.

     During 2005, the Company recorded purchase price adjustments of $(22.0) and $13.0 to goodwill related to acquisitions included in the Electronic Components and Defense Electronics & Services segments, respectively. The adjustments represent refinements of preliminary data used in the original purchase price allocations.

     During 2005, the Company completed the acquisition of Phelps. As of December 31, 2005, intangible assets related to the acquisition of Phelps include $17.7 goodwill and $1.9 of customer relationships and other intangibles added to the Fluid Technology segment.

  2004 ACTIVITY

     During the first quarter of 2004, the Company completed the acquisition of WEDECO. As of December 31, 2005, intangible assets related to the acquisition of WEDECO include $227.5 of goodwill, $10.9 of intangibles for tradenames, $20.5 of proprietary technology, $17.8 of customer relationships and $4.4 of patents and other. During the third quarter of 2004, the Company completed the acquisition of RSS. As of December 31, 2005, intangible assets related to the acquisition of RSS include $640.1 of goodwill, $120.0 of intangible assets related to customer relationships and $4.9 of other intangible assets.

     Information regarding the Company's other intangible assets follows:

                                                December 31,
                                             ---------------
                                               2005     2004
------------------------------------------------------------
Finite-lived intangibles --
  Customer relationships                     $138.8   $138.8
  Proprietary technology                       20.5     21.4
  Patents and other                            46.2     44.1
  Accumulated amortization                    (40.3)   (18.8)
Indefinite-lived intangibles --
  Brands and trademarks                        28.7     29.7
  Pension related                              20.9     21.6
                                             ------   ------
  Net intangibles                            $214.8   $236.8
                                             ======   ======

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Amortization expense related to intangible assets for the years ended December 31, 2005, 2004 and 2003 was $21.5, $10.4 and $2.7, respectively.

     Estimated amortization expense for each of the five succeeding years is as follows:

2006     2007    2008    2009    2010
-------------------------------------
$22.6   $20.5   $17.7   $15.6   $14.0

     Customer relationships, proprietary technology and patents and other are amortized over weighted average lives of 15 years, 15 years and 20 years, respectively.
  NOTE 14
  OTHER ASSETS

     At December 31, 2005 and 2004, other assets primarily consist of prepaid pension expense, employee benefit plan costs, investments in unconsolidated companies, assets held in trusts and other receivables. Assets held in trusts are restricted for specified reasons, primarily environmental remediation costs and employee benefits and totaled $10.8 and $17.1 at December 31, 2005 and 2004, respectively.
     Investments in unconsolidated companies consist of the following:

                                                December 31,
                                             ---------------
                                               2005     2004
------------------------------------------------------------
Investments accounted for under the equity
  method:
  Fluid Technology 40% ownership in Sam
    McCoy, Malaysia                          $  3.2   $  3.3
  Fluid Technology other investments            5.7      4.2
                                             ------   ------
                                             $  8.9   $  7.5
                                             ======   ======

     In December 2004, the Company sold its interest in Mesh Networks, a technology company in the wireless telecommunications market for $31.2, including $24.9 received in cash and $6.3 placed in escrow.
     The Company recorded sales to unconsolidated affiliates during 2005, 2004 and 2003 totaling $9.7, $11.8 and $8.9, respectively. For all investments in unconsolidated companies, the Company's exposure is limited to the amount of the investment. All investments accounted for under the cost method represent voting rights interests of less than 20%.

  NOTE 15

  LEASES AND RENTALS

     The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates and may include renewals and escalations. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $86.8, $81.1 and $64.5 for 2005, 2004 and 2003, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2005 are shown below.

2006                                                 $ 92.7
2007                                                   77.2
2008                                                   63.0
2009                                                   49.5
2010                                                   40.1
2011 and thereafter                                   209.0
                                                     ------
Total minimum lease payments                         $531.5
                                                     ======

  NOTE 16

  DEBT

     Debt consists of the following:

                                                December 31,
                                             ---------------
                                               2005     2004
------------------------------------------------------------
Commercial paper                             $728.8   $696.3
Short-term loans                               13.5     19.8
Current maturities of long-term debt            9.1     13.1
                                             ------   ------
Notes payable and current maturities of
  long-term debt                             $751.4   $729.2
                                             ======   ======

                                       Interest
Long-term debt              Maturity       Rate     2005     2004
-----------------------------------------------------------------
Notes and debentures:       2/1/2008     8.875%   $ 13.2   $ 13.2
                            5/1/2011     6.500%     31.7     31.7
                            7/1/2011     7.500%     37.4     37.4
                          12/15/2014     4.700%    107.4    119.7
                          11/15/2025     7.400%    250.0    250.0
                           8/25/2048        (1)     18.1     18.1
Other                    2006 - 2014        (2)     15.1     23.3
Interest rate swaps                                 68.7     81.6
                                                  ------   ------
Subtotal notes and
  debentures                                       541.6    575.0
Less -- unamortized
  discount                                         (16.2)   (19.1)
                                                  ------   ------
Long-term debt                                     525.4    555.9
Less -- current
  maturities                                        (9.1)   (13.1)
                                                  ------   ------
Net long-term debt                                $516.3   $542.8
                                                  ======   ======

(1) The interest rate for the note/debenture was 4.35% and 2.27% at December 31, 2005 and 2004, respectively.

(2) The weighted average interest rate was 5.30% and 4.72% at December 31, 2005 and 2004, respectively.

     Principal payments required on long-term debt for the next five years are:

2006    2007    2008    2009    2010
------------------------------------
$9.1   $10.4   $22.5   $10.5   $ 9.6
---     ----    ----    ----    ----
---     ----    ----    ----    ----

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The weighted average interest rate for short-term borrowings was 4.37% and 2.31% at December 31, 2005 and 2004, respectively. The fair value of the Company's short-term loans approximates carrying value. The fair value of the Company's long-term debt is estimated based on comparable corporate debt with similar remaining maturities. As of December 31, 2005, the fair value of long-term debt was $506.5, compared to the fair value of $555.7 at December 31, 2004. The year-over-year decrease in fair value primarily reflects the impact of a decrease in long-term debt levels and an increase in long-term interest rates.

     In November 2005, the Company entered into a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate ("LIBOR"), plus a spread, which reflects the Company's debt rating. The provisions of this agreement requires that the Company maintain an interest coverage ratio, as defined, of 3.5 times. At December 31, 2005, the Company's coverage ratio was well in excess of the minimum requirements. The commitment fee on the revolving credit agreements is 0.08% of the total commitment. The revolving credit agreement serves as backup for the commercial paper program. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.25 billion in the aggregate outstanding at any time. At December 31, 2005 commercial paper borrowings were $728.8.

     As of December 31, 2005, the Company had a $107.4 obligation associated with a ten year agreement involving the sale and the subsequent lease back of certain properties. Under the terms of the agreement, the Company is required to make annual payments of principal and interest. At the end of the agreement, the Company has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt.

     The book value of assets pledged as collateral amounted to $63.8 as of December 31, 2005.

  NOTE 17

  CASH FLOW INFORMATION

     The change in receivables, inventories, payables and accrued expenses listed on the Consolidated Statements of Cash Flows for the year ended December 31, 2005, 2004 and 2003, respectively, consist of the following:

Year Ended
DECEMBER 31,                              2005     2004     2003
----------------------------------------------------------------
Change in accounts receivable        $  (192.0)  $(28.2)  $(63.3)
Change in inventories                    (18.0)   (76.0)    26.7
Change in accounts payable and
  accrued expenses                       124.1     14.8     43.1
                                     ---------   ------   ------
Change in receivables,
  inventories, payables and
  accrued expenses                   $   (85.9)  $(89.4)  $  6.5
                                     =========   ======   ======

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

     During the fourth quarter of 2005, the Company terminated interest rate swaps that were entered into to manage the interest rate exposure associated with certain long-term debt and effectively converted $333.3 of the long-term debt from fixed to variable rate borrowings. The fair value of these instruments at the time of termination was $69.5, which will be accreted into income over the remaining terms of the underlying debt, which mature at various dates through 2025. At December 31, 2004, these interest rate swaps had notional values totaling $335.8. The carrying value of the swaps at December 31, 2004 was $84.9, including $3.3 of accrued interest. The variable interest rates are based on three-

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
month LIBOR rates plus a spread, which reflects the Company's debt rating, and the coupon of the underlying long-term obligations. There were no ineffective portions of the interest rate swaps and no amounts were excluded from the assessment of effectiveness.

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

     At December 31, 2005 the Company had no foreign currency cash flow hedges outstanding. At December 31, 2004 the Company had one foreign currency cash flow hedge outstanding that had no change in value during 2004. There were no changes in the forecasted transactions during the covered period regarding their probability of occurring that would require amounts to be reclassified to earnings.

     At December 31, 2005 and 2004, the Company had foreign currency forward contracts with notional amounts of $120.5 and $93.3, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values of the contracts were $0.1 and $(0.4) at December 31, 2005 and 2004, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during 2005, 2004 and 2003 amounted to $(0.5), $(0.4) and $(0.3), respectively. There were no amounts excluded from the measure of effectiveness.

     The fair values associated with the foreign currency contracts have been determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

  NOTE 19

  EMPLOYEE BENEFIT PLANS

  PENSION PLANS:

     The Company sponsors numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. In addition to Company sponsored pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company's contribution to such plans amounted to $1.3, $1.2 and $0.7 for the years ended 2005, 2004 and 2003, respectively.

  POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS:

     The Company provides health care and life insurance benefits for certain eligible retired employees. The Company has pre-funded a portion of the health care and life insurance obligations, where such pre-funding can be accomplished on a tax effective basis.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  INVESTMENT AND SAVINGS PLANS:

     The Company sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $32.8, $29.7 and $25.7 for the years ended 2005, 2004 and 2003, respectively.

     Changes in the benefit obligations, changes in plan assets, the weighted-average assumptions and the components of net periodic benefit cost for the years ended 2005 and 2004 were as follows:

                                                                 Pension                 Other Benefits
                                                        -------------------------   -------------------------
                                                               2005          2004          2005          2004
-------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year               $   4,851.4   $   4,300.3   $     774.2   $     645.6
  Service cost                                                 90.7          86.4           8.2           6.5
  Interest cost                                               281.9         266.1          43.7          39.2
  Amendments made during the year/other                         3.9           3.6            --            --
  Actuarial (gain) loss                                       237.5         187.1         (12.6)         44.1
  Benefits paid                                              (299.3)       (290.7)        (47.2)        (44.0)
  Liabilities assumed through acquisition/other                50.0         264.3            --          82.8
  Effect of currency translation                              (54.9)         34.3            --            --
                                                        -----------   -----------   -----------   -----------
  Benefit obligation at end of year                     $   5,161.2   $   4,851.4   $     766.3   $     774.2
                                                        ===========   ===========   ===========   ===========
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year        $   4,110.6   $   3,454.9   $     235.3   $     211.5
  Actual return on plan assets                                554.9         539.3          25.6          32.3
  Assets assumed through acquisition/other                     37.0         237.9            --            --
  Employer contributions                                      122.5         126.0            --            --
  Employee contributions                                        2.4           2.6            --            --
  Benefits paid                                              (271.4)       (265.4)         (7.9)         (8.5)
  Effect of currency translation                              (18.1)         15.3            --            --
                                                        -----------   -----------   -----------   -----------
  Fair value of plan assets at end of year              $   4,537.9   $   4,110.6   $     253.0   $     235.3
                                                        ===========   ===========   ===========   ===========
  Funded status                                         $    (623.3)  $    (740.8)  $    (513.3)  $    (538.9)
  Unrecognized net transition asset                             0.1           0.1            --            --
  Unrecognized net actuarial (gain) loss                    1,059.8       1,108.7         207.4         241.1
  Unrecognized prior service cost                              22.1          20.1           0.4          (1.0)
                                                        -----------   -----------   -----------   -----------
  Net accrued benefit cost recognized in the balance
     sheet                                              $     458.7   $     388.1   $    (305.5)  $    (298.8)
                                                        ===========   ===========   ===========   ===========

  Amounts recognized in the Consolidated Balance Sheets consist of:

                                                            Pension Benefits             Other Benefits
                                                        -------------------------   -------------------------
                                                               2005          2004          2005          2004
-------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                    $     687.9   $     637.0   $        --   $        --
Accrued benefit cost                                         (432.6)     (1,063.2)       (305.5)       (298.8)
Intangible assets                                              20.9          21.6            --            --
Accumulated other comprehensive income                        182.5         792.7            --            --
                                                        -----------   -----------   -----------   -----------
Net amount recognized                                   $     458.7   $     388.1   $    (305.5)  $    (298.8)
                                                        ===========   ===========   ===========   ===========

     In 2005, the Company recorded a total after tax increase of $400.0 to its shareholders' equity which reflects a decrease in the minimum pension liability.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                December
                                           ------------------
                                             2005        2004
-------------------------------------------------------------
Projected benefit obligation               $852.5   $ 4,728.9
Accumulated benefit obligation             $796.2   $ 4,430.4
Fair value of plan assets                  $428.8   $ 3,973.6

  ACCUMULATED BENEFIT OBLIGATION:

     The accumulated benefit obligation for all defined benefit plans was $4,849.1 and $4,552.2 at December 31, 2005 and 2004, respectively.

  TABLE OF ASSUMPTIONS:

     Weighted-average assumptions used to determine benefit obligations at December 31:

                                  Pension
                                 Benefits       Other Benefits
                              ---------------   ---------------
                               2005     2004     2005     2004
---------------------------------------------------------------
Discount Rate                  5.64%    5.94%    5.50%    5.75%
Rate of future compensation
  increase                     4.44%    4.41%    4.50%    4.50%

     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

                           Pension Benefits            Other Benefits
                       ------------------------   ------------------------
                        2005     2004     2003      2005    2004     2003
--------------------------------------------------------------------------
Discount Rate           5.94%    6.18%    6.44%    5.75%    6.25%    6.50%
Expected return on
  plan assets           8.89%    8.86%    8.86%    9.00%    9.00%    9.00%
Rate of future
  compensation
  increase              4.41%    4.42%    4.88%    4.50%    4.50%    5.00%

     Management develops each assumption using relevant Company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

                                                  Pension                               Other Benefits
                                  ---------------------------------------   ---------------------------------------
                                         2005          2004          2003          2005          2004          2003
-------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
  Service cost                    $      90.7   $      86.4   $      71.9   $       8.2   $       6.5   $       6.7
  Interest cost                         281.9         266.1         254.9          43.7          39.2          38.7
  Expected return on plan
     assets                            (361.3)       (342.6)       (325.5)        (20.7)        (18.6)        (15.6)
  Amortization of transitional
     asset                                0.1           0.1           0.3            --            --            --
  Amortization of net actuarial
     (gain) loss                         66.8          43.2          23.4          14.9          11.4          15.7
  Amortization of prior service
     cost                                 4.3           6.7           6.0          (1.3)         (3.8)         (3.8)
                                  -----------   -----------   -----------   -----------   -----------   -----------
  Net periodic benefit cost       $      82.5   $      59.9   $      31.0   $      44.8   $      34.7   $      41.7
                                  -----------   -----------   -----------   -----------   -----------   -----------
  Effect of
     curtailments/settlements             0.5           3.3           2.4            --            --            --
                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total benefit expense           $      83.0   $      63.2   $      33.4   $      44.8   $      34.7   $      41.7
                                  ===========   ===========   ===========   ===========   ===========   ===========

  PLAN ASSETS:

     The pension and welfare benefit plans' assets are comprised of a broad range of domestic and foreign securities, fixed income investments, hedge funds and cash and cash equivalents. The assets of the domestic pension

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

U.S. Master Trust which covers all of the domestic pension plans and the various welfare benefit plan trusts had the following asset allocations:

                                                         Pension Plan Assets at        Other Benefits Plan
                                                              December 31,           Assets at December 31,
                                                        -------------------------   -------------------------
ASSET CATEGORY                                             2005          2004          2005          2004
-------------------------------------------------------------------------------------------------------------
Equity securities                                             69.8%         66.2%         74.4%         72.1%
Fixed income securities                                       14.3%         16.4%         13.1%         14.3%
Hedge funds                                                   15.8%          9.9%         11.6%          6.9%
Cash and other                                                 0.1%          7.5%          0.9%          6.7%
                                                        -----------   -----------   -----------   -----------
  Total                                                      100.0%        100.0%        100.0%        100.0%
                                                        ===========   ===========   ===========   ===========

     The strategic asset allocation target for the Company's domestic pension funds apportions 70% to equity investments and 30% to fixed income instruments. The investment in the Company's stock within the U.S. Master Trust approximates 1% in 2005 and 2004.

  CONTRIBUTIONS:

     The Company currently anticipates making contributions to its pension plans in a range of $120.0 to $140.0, during 2006, of which $102.3 was made in the first quarter of 2006, to the U.S. Master Trust.

  CASH FLOWS:

  ESTIMATED FUTURE BENEFIT PAYMENTS

     The following benefit payments covering domestic pension and other benefit plans have been projected based on benefits earned to date and the expectation that certain future service will be earned by currently active employees:

                                             Pension      Other
                                            Benefits   Benefits
---------------------------------------------------------------
2006                                        $ 285.6    $  54.2
2007                                          290.3       49.1
2008                                          297.3       50.4
2009                                          304.5       51.5
2010                                          311.7       52.8
2011 -- 2015                                1,711.6      280.9

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 9.0% for 2006, decreasing ratably to 5.0% in 2010. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $39.8 and the aggregate service and interest cost components by $3.0. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $39.7 and the aggregate service and interest cost components by $2.8. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

     The determination of the assumptions shown in the table above and the discussion of health care trend rates is based on the provisions of the applicable accounting pronouncements, the review of various indices, discussion with our actuaries and the review of competitive surveys in the geographic areas where the plans are sited. Changes in these assumptions would affect the financial condition and results of operations of the Company.

     On December 8, 2003, the Medicare Modernization Act (MMA) was signed into law. The MMA introduced a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies, effective January 1, 2006, that elect to provide a retiree a prescription drug benefit which is at least actuarially equivalent to Medicare Part D. There were significant uncertainties regarding the eventual regulations required to implement the MMA as well as the MMA's overall effect on plan participant's coverage choices and the related impact on their health care costs which were, in part, answered by regulations issued in 2005. The Company has now determined that a majority of it's healthcare plans pass the test of actuarial equivalence and during the fourth quarter of 2005 made application to CMS for the subsidy provided under the Act. The Company's actuary has estimated that the effect of the Act will reduce the Accumulated Postretirement Benefit Obligation for the subject plans by approximately $41.0 at December 31, 2005 and that net periodic benefit cost in 2006 will be reduced by $5.4. Other than the effect of the subsidy, there was no expectation that retiree participation would be affected in the short-term given the nature of the Company's healthcare plans.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  NOTE 20

  SHAREHOLDERS' EQUITY

  CAPITAL STOCK:

     The Company has authority to issue an aggregate of 300,000,000 shares of capital stock, of which 250,000,000 shares have been designated as "Common Stock" having a par value of $1 per share and 50,000,000 shares have been designated as "Preferred Stock" not having any par or stated value. Of the shares of Preferred Stock, 300,000 shares have initially been designated as "Series A Participating Cumulative Preferred Stock" (the "Series A Stock"). Such Series A Stock is issuable pursuant to the provisions of a Rights Agreement dated as of November 1, 1995 between the Company and The Bank of New York, as Rights Agent (the "Rights Agreement"). Capitalized terms herein not otherwise defined are as defined in the Rights Agreement.

     Through November 1, 2005, the rights issued pursuant to the Rights Agreement (the "Rights") attached to, and traded with, the Common Stock. On November 1, 2005, all outstanding Rights expired in accordance with their terms. The Rights Agreement provided, among other things, that if any person acquired more than 15% of the outstanding Common Stock, the Rights entitled the holders other than the Acquiring Person (or its Affiliates or Associates) to purchase Series A Stock at a significant discount to its market value. The Rights did not become exercisable before they expired.

     As of December 31, 2005 and 2004, 52,829,048 and 52,853,895 shares of
Common Stock were held in Treasury, respectively.

  STOCK INCENTIVE PLANS:

     The Company's stock option incentive plans provide for the awarding of options on common shares to employees, exercisable over seven to ten-year periods, except in certain instances of death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or at six or nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company's common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. The Company makes shares available for the exercise of stock options by purchasing shares in the open market or by issuing shares from Treasury.

     A summary of the status of the Company's stock option incentive plans as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below (shares in thousands):

                                            2005                        2004                        2003
                                  -------------------------   -------------------------   -------------------------
                                                 WEIGHTED-                   Weighted-                   Weighted-
                                                  AVERAGE                     Average                     Average
                                                 EXERCISE                    Exercise                    Exercise
                                       SHARES      PRICE           SHARES      PRICE           SHARES      PRICE
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of
  year                                 15,989   $     25.92        16,346   $     21.32        15,774   $     17.80
Granted                                 3,803         45.85         3,905         37.75         3,928         30.86
Exercised                              (6,536)        23.33        (3,996)        19.10        (3,002)        14.99
Canceled or expired                      (113)        37.41          (266)        19.33          (354)        23.71
                                  -----------   -----------   -----------   -----------   -----------   -----------
Outstanding at end of year             13,143   $     32.88        15,989   $     25.92        16,346   $     21.32
                                  ===========   ===========   ===========   ===========   ===========   ===========
Options exercisable at year-end         9,422   $     27.75        12,118   $     22.15        12,510   $     18.38
                                  ===========   ===========   ===========   ===========   ===========   ===========
Weighted-average fair value of
  options granted during the
  year                                          $     11.21                 $     10.47                 $      8.84
                                                ===========                 ===========                 ===========

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     The following table summarizes information about the Company's stock options at December 31, 2005 (shares in thousands):

                                                       Options Outstanding                Options Exercisable
                                             ---------------------------------------   -------------------------
                                                            Weighted-
                                                             Average      Weighted-                   Weighted-
                                                            Remaining      Average                     Average
                                                           Contractual    Exercise                    Exercise
Range of Exercise Prices                          Number      Life          Price           Number      Price
----------------------------------------------------------------------------------------------------------------
$ 12.44 --  14.19                                    328     0.8 years   $     12.65           328   $     12.65
  15.16 --  19.78                                  2,706     3.9 years         17.85         2,706         17.85
  25.33 --  29.38                                  1,486     6.0 years         25.40         1,486         25.40
  30.89 --  34.56                                  2,074     7.3 years         30.98         2,074         30.98
  37.46 --  39.55                                  2,569     8.1 years         37.48         2,568         37.48
  41.52 --  42.20                                    260     8.5 years         41.54           260         41.54
  42.54 --  49.27                                  3,572     6.2 years         45.52            --            --
  50.74 --  57.46                                    148     6.7 years         54.32            --            --
                                             -----------                               -----------
                                                  13,143                                     9,422
                                             -----------                               -----------

     The 2003 Equity Incentive Plan was established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12,200,000. As of December 31, 2005, 4,315,918 net shares were available for future grants. During 2005 and 2004, the Company awarded 12,996 and 12,388 restricted shares with five-year restriction periods, respectively, in payment of the annual retainer for non-employee directors. During 2005, the Company awarded 104,000 restricted shares to employees with a weighted average restriction period of 3.7 years.

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

  ENVIRONMENTAL:

     The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, "Summary of Significant Accounting Policies." In management's opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party ("PRP") at a limited number of sites by the United States Environmental Protection Agency ("EPA") and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") or its state equivalent. As of December 31, 2005, the Company is responsible, or is alleged to be responsible, for approximately 58 environmental investigation and remediation sites in various countries. In many of these proceedings, the Company's liability is considered de minimis. At December 31, 2005, the Company calculated a best estimate of $93.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $67.4 and the high range estimate for those liabilities is $149.2. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

     The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of December 31, 2005, the Company's accrual for this liability was $9.9 representing its best estimate; its low estimate for the liability is $6.5 and its high estimate is $15.4.

     ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $4.4 and $18.3. The Company has accrued $7.0 for this matter, which approximates its best estimate.

     The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930's. The Company's current estimates for its exposure are between $6.5 and $13.9. It has an accrual for this matter of $10.1 which represents its best estimate of its current liabilities. The Company does not anticipate a default on the part of the other PRPs.

     In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the three listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in 2006. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

  PRODUCT LIABILITY AND OTHER MATTERS:

     The Company and its subsidiary Goulds Pumps, Inc. ("Goulds") have been joined as defendants with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
companies were distributors for other manufacturers' products that may have contained asbestos.

     Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2005, ITT and Goulds resolved in excess of 16,000 claims through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and substantially all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company ("ACE") et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company's historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company's environmental insurance recovery litigation has been pending since 1991. The New York action has been stayed in favor of the California suit. ITT and ACE and Nationwide Indemnity have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers. In addition, Utica National and Goulds are negotiating a coverage in place agreement to allocate the Goulds' asbestos liabilities between insurance policies issued by Utica and those issued by others. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is one of several defendants in a suit filed in El Paso, Texas, Irwin Bast et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. In late 2005, the Court dismissed the Bund zur Unterstutzung Radargeschadigter from the case and also dismissed all claims relating to medical monitoring. Numerous other motions are currently pending before the Court. A hearing on class certification is expected in 2006. On October 5, 2004, the Company filed an action, ITT Industries, Inc. et al. v. Fireman's Fund Insurance Company et al., Superior Court, County of Los Angeles, C.A. No. B.C. 322546, against various insurers who issued historic aircraft products coverage to the Company seeking a declaration that each is liable for the costs of defense of the El Paso matter. The parties have resolved this matter whereby the Company will receive 82.5% of the cost of defense of this matter from these insurers. The Company is pursuing other insurers for the remaining costs. Management believes that the El Paso suit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company provides an indemnity to U.S. Silica for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica in 1985. The Company's indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer pay a share of the costs. On October 4, 2005, ITT filed a suit against its insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the carrier for Pennsylvania Glass Sand product liabilities. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See "Company History and Certain Relationships" within Part I, Item 1 of this Annual Report on Form 10-K for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Our Defense Electronics & Services company is subject to the export control regulations of the U.S. Department of State and the Department of Commerce. Currently, the U.S. Attorney for the Western District of Virginia is investigating ITT Night Vision's compliance with International Traffic in Arms Regulations. The Company is cooperating with the investigation and recently, with the Government's consent, it began its own investigation of Night Vision's compliance with the federal laws utilizing outside counsel. Data and information derived from the investigation is shared with the U.S. Attorney. The Company will continue to assist the Government in its investigation, however at this time, it is not possible to predict the outcome of the investigation or what action, if any, the Government may take at the conclusion of the investigation.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  NOTE 22

  GUARANTEES, INDEMNITIES AND WARRANTIES

  GUARANTEES & INDEMNITIES:

     In September of 1998, the Company completed the sale of its automotive Electrical Systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2005 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

     In September of 1998, the Company completed the sale of its Brake and Chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, the fact that the parties have resolved certain issues, or the quantification of certain accepted by ITT, at December 31, 2005 the Company has an accrual of $14.0 which is its best estimate of the potential exposure.

     Since its incorporation in 1920, the Company has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. The Company does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. The Company has separately discussed material indemnities provided within the last ten years.

     The Company provided a performance bond guarantee in the amount of $10.0 related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0. At December 31, 2005, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

     In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2005, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

     The Company has a number of individually immaterial guarantees outstanding at December 31, 2005, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

  PRODUCT WARRANTIES:

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES
non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At December 31, 2005, the Company has a product warranty accrual in the amount of $45.6.

  PRODUCT WARRANTY LIABILITIES

                                ACCRUALS FOR     CHANGES IN PRE-EXISTING
  BEGINNING BALANCE       PRODUCT WARRANTIES        WARRANTIES INCLUDING                      ENDING BALANCE
    JANUARY 1, 2005     ISSUED IN THE PERIOD        CHANGES IN ESTIMATES    (PAYMENTS)     DECEMBER 31, 2005
------------------------------------------------------------------------------------------------------------
              $38.7                    $33.3                      $(0.7)       $(25.7)                 $45.6

                                ACCRUALS FOR     CHANGES IN PRE-EXISTING
  BEGINNING BALANCE       PRODUCT WARRANTIES        WARRANTIES INCLUDING                      ENDING BALANCE
    JANUARY 1, 2004     ISSUED IN THE PERIOD        CHANGES IN ESTIMATES    (PAYMENTS)     DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------
              $32.8                    $24.0                        $2.8       $(20.9)                 $38.7

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  NOTE 23

  BUSINESS SEGMENT INFORMATION

                                                     DEFENSE       MOTION &                    CORPORATE,
                                       FLUID      ELECTRONICS &      FLOW       ELECTRONIC   ELIMINATIONS &
                                    TECHNOLOGY      SERVICES        CONTROL     COMPONENTS       OTHER           TOTAL
-------------------------------------------------------------------------------------------------------------------------
2005
SALES AND REVENUES                  $   2,837.1   $     3,224.2   $     670.0   $    708.9   $        (12.9)  $   7,427.3
OPERATING INCOME (LOSS)                   324.5           363.7         119.7       (216.7)           (91.1)        500.1
INTEREST INCOME                                                                                                      42.7
INTEREST EXPENSE                                                                                                     75.0
MISCELLANEOUS EXPENSE (INCOME)                                                                                       19.7
                                                                                                              -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX EXPENSE                                                                                   $     448.1
                                                                                                              ===========
PLANT, PROPERTY AND EQUIPMENT, NET        331.4           266.4         123.2        107.7             12.3         841.0
INVESTMENTS IN UNCONSOLIDATED
  COMPANIES                                 8.9              --            --           --               --           8.9
TOTAL ASSETS                            2,526.4         1,950.5         510.6        503.4          1,572.5       7,063.4
GROSS PLANT ADDITIONS                      50.2            65.0          37.5         22.9              3.6         179.2
DEPRECIATION                               62.4            40.5          26.3         33.1              2.0         164.3
AMORTIZATION                                8.7            15.9           0.1          0.1              7.5          32.3

2004
Sales and revenues                  $   2,594.1   $     2,414.0   $     633.8   $    696.9   $        (11.4)  $   6,327.4
Operating income (loss)                   285.9           254.1         122.5         29.5            (82.4)        609.6
Interest income                                                                                                      22.5
Interest expense                                                                                                     50.4
Gain on sale of investments                                                                                          20.8
Miscellaneous expense (income)                                                                                       17.7
                                                                                                              -----------
Income from continuing operations
  before income tax expense                                                                                   $     584.8
                                                                                                              ===========
Plant, property and equipment, net        379.8           218.8         126.2        141.2              6.0         872.0
Investments in unconsolidated
  companies                                 7.5              --            --           --               --           7.5
Total assets                            2,569.7         1,717.1         519.6        796.8          1,679.4       7,282.6
Gross plant additions                      53.6            37.4          24.4         28.0              2.0         145.4
Depreciation                               63.5            31.8          24.4         33.7              1.1         154.5
Amortization                                4.8             4.8            --          4.7              6.3          20.6

2003
Sales and revenues                  $   2,249.9   $     1,790.9   $     545.0   $    585.7   $         (8.0)  $   5,163.5
Operating income (loss)                   271.4           187.1         100.5         14.7            (74.7)        499.0
Interest income                                                                                                      53.3
Interest expense                                                                                                     43.2
Miscellaneous expense (income)                                                                                        8.5
                                                                                                              -----------
Income from continuing operations
  before income tax expense                                                                                   $     500.6
                                                                                                              ===========
Plant, property and equipment, net        365.8           149.9         119.3        143.1              6.1         784.2
Investments in unconsolidated
  companies                                 7.4            11.4            --           --               --          18.8
Total assets                            2,049.0           833.1         476.7        763.2          1,824.1       5,946.1
Gross plant additions                      55.1            29.7          21.5         29.3              0.7         136.3
Depreciation                               62.9            28.8          22.0         30.5              0.8         145.0
Amortization                                6.2              --            --          5.5              5.6          17.3

                                             Net Sales and Revenues*             Plant, Property and Equipment, Net
                                     ---------------------------------------   ---------------------------------------
                                            2005          2004          2003          2005          2004          2003
----------------------------------------------------------------------------------------------------------------------
GEOGRAPHICAL INFORMATION
  United States                      $   4,495.2   $   3,624.6   $   2,841.6   $     455.8   $     424.0   $     371.2
  Western Europe                         1,722.5       1,626.0       1,403.0         319.5         377.0         349.8
  Asia Pacific                             519.2         472.5         374.6          46.9          52.9          46.6
  Other                                    690.4         604.3         544.3          18.8          18.1          16.6
                                     -----------   -----------   -----------   -----------   -----------   -----------
  Total Segments                     $   7,427.3   $   6,327.4   $   5,163.5   $     841.0   $     872.0   $     784.2
                                     ===========   ===========   ===========   ===========   ===========   ===========

* Net sales to external customers are attributed to individual regions based upon the destination of product or service delivery.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

     Sales and revenues by product category, net of intercompany balances, are as follows:

                                     2005       2004       2003
---------------------------------------------------------------
Sales and Revenues by Product
  Category Pumps &
  Complementary Products         $2,837.1   $2,593.9   $2,249.9
  Defense Products                1,870.6    1,309.2      997.2
  Defense Services                1,352.4    1,103.9      792.2
  Connectors & Switches             700.1      689.0      583.0
  Flow Control                      200.1      194.5      158.6
  Brakes                            292.1      265.6      206.1
  Marine Products                    84.9       75.6       86.9
  Shock Absorbers                    90.0       95.7       89.6
                                 --------   --------   --------
  Total                          $7,427.3   $6,327.4   $5,163.5
                                 ========   ========   ========

     Defense Electronics & Services had sales and revenues from the United States government of $2,668.3, $2,098.2 and $1,454.7 for 2005, 2004 and 2003,
respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

  FLUID TECHNOLOGY:

     This segment contains the Company's pump and pumping system businesses, including brands such as Flygt(R), Goulds(R), Bell & Gossett(R), A-C Pump(R), Marlow(R), Flowtronex(R), Lowara(R), Vogel(R), and Richter(R) making the Company the world's largest pump producer. Businesses within this segment also supply mixers, heat exchangers, engineered valves and related products as well as systems for municipal, industrial, residential, agricultural and commercial applications with brand names such as McDonnell & Miller(R), Hoffman Specialty(TM) and ITT Standard(R) in addition to those mentioned above. Additionally, the Fluid Technology segment produces wastewater aeration and diffuser systems under the brands Sanitaire(R) and ABJ(R), ultraviolet and ozone water disinfection systems under the WEDECO(R) brand and membrane filtration and bioreactor systems under the Aquious(TM) brand for the water and wastewater treatment markets. This segment comprises approximately 38% of the Company's sales and revenues and approximately 65% of its segment operating income for 2005.

  DEFENSE ELECTRONICS & SERVICES:

     The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 42% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 83%, 87% and 81% of 2005, 2004 and 2003 Defense Electronics & Services sales and revenues, respectively, were to the U.S. government. The Defense Electronics & Services segment comprises about 43% of the Company's sales and revenues and 72% of its segment operating income in 2005.

  MOTION & FLOW CONTROL:

     Businesses in the Motion & Flow Control segment produce switches and valves for industrial and aerospace applications, products for the marine and leisure markets under the brands Jabsco(R), Rule(R), Flojet(R) and Danforth(R), system components for the whirlpool baths, hot tub and spa markets under the HydroAir(R) brand, specialty shock absorbers under the brand KONI(R) and brake components for the transportation industry. The Motion & Flow Control segment comprises approximately 9% of the Company's sales and revenues and approximately 24% of its segment operating income for 2005.

  ELECTRONIC COMPONENTS:

     This business consists of the Company's products marketed under the Cannon(R) brand. These products include connectors, switches and cabling used in communications, computing, aerospace and industrial applications. This segment comprises about 10% of the Company's sales and revenues for 2005 and the segment recorded an operating loss of $(216.7), primarily as a result of a $222.7 asset impairment charge in its Switches component.

  CORPORATE AND OTHER:

     This primarily includes the operating results and assets of Corporate Headquarters.

                     ITT INDUSTRIES, INC. AND SUBSIDIARIES

  NOTE 24

  QUARTERLY RESULTS FOR 2005 AND 2004 (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                             -------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)          MAR. 31       JUNE 30      SEPT. 30       DEC. 31          YEAR
----------------------------------------------------------------------------------------------------------------
2005
SALES AND REVENUES                           $   1,775.6   $   1,873.8   $   1,828.4   $   1,949.5   $   7,427.3
COSTS OF SALES AND REVENUES                      1,302.0       1,358.7       1,343.3       1,385.9       5,389.9
INCOME (LOSS) FROM CONTINUING OPERATIONS           122.3         131.8         148.6         (88.3)        314.4
NET INCOME (LOSS)                                  116.5         137.7         189.3         (84.0)        359.5
INCOME (LOSS) FROM CONTINUING OPERATIONS
  PER SHARE
  -- BASIC                                   $      0.66   $      0.72   $      0.80   $     (0.48)  $      1.70
  -- DILUTED(A)                              $      0.65   $      0.70   $      0.79   $     (0.48)  $      1.67
NET INCOME (LOSS) PER SHARE
  -- BASIC(A)                                $      0.63   $      0.75   $      1.02   $     (0.46)  $      1.95
  -- DILUTED(A)                              $      0.62   $      0.73   $      1.00   $     (0.46)  $      1.91
COMMON STOCK INFORMATION PRICE RANGE:
  HIGH                                       $     45.88   $     49.68   $     57.73   $     58.05   $     58.05
  LOW                                        $     40.24   $     42.27   $     48.57   $     47.13   $     40.24
  CLOSE                                      $     45.12   $     48.82   $     56.80   $     51.41   $     51.41
DIVIDENDS PER SHARE                          $      0.09   $      0.09   $      0.09   $      0.09   $      0.36
                                             -----------   -----------   -----------   -----------   -----------
2004
Sales and revenues                           $   1,399.6   $   1,531.9   $   1,565.1   $   1,830.8   $   6,327.4
Costs of sales and revenues                      1,020.4       1,108.2       1,126.8       1,320.1       4,575.5
Income from continuing operations                   84.1         106.5         108.2         121.3         420.1
Net income                                          88.9         112.0         109.8         121.6         432.3
Income from continuing operations per
  share
  -- Basic                                   $      0.45   $      0.58   $      0.59   $      0.66   $      2.28
  -- Diluted(a)                              $      0.44   $      0.56   $      0.57   $      0.64   $      2.23
Net income per share
  -- Basic                                   $      0.48   $      0.61   $      0.59   $      0.66   $      2.34
  -- Diluted(a)                              $      0.47   $      0.59   $      0.58   $      0.64   $      2.29
Common stock information price range:
  High                                       $     39.26   $     42.99   $     42.31   $     43.36   $     43.36
  Low                                        $     35.52   $     37.82   $     37.59   $     38.70   $     35.52
  Close                                      $     38.17   $     41.50   $     40.00   $     42.23   $     42.23
Dividends per share                          $     0.085   $     0.085   $     0.085   $     0.085   $      0.34
                                             -----------   -----------   -----------   -----------   -----------

(a) The sum of the quarters' earnings per share does not equal the full year amounts due to rounding.

     The above table reflects the range of market prices of the Company's common stock for 2005 and 2004. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company's common stock is traded, under the symbol "ITT". The Company's common stock is listed on the following exchanges: Frankfurt, London, New York, Pacific, and Paris.

     During the period from January 1, 2006 through February 28, 2006, the high and low reported market prices of the Company's common stock were $55.00 and $49.85, respectively. The Company declared dividends of $0.11 per common share in the first quarter of 2006. There were 25,985 holders of record of the Company's common stock on February 28, 2006.

                               INDEX TO SCHEDULE

                                                              Page
                                                              ----
Valuation and Qualifying Accounts                             S-1

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               Charged
                                                              to costs                  Write-off/
                                              Balance at           and   Translation     payments/    Balance at
(In Millions)                                  January 1      expenses    adjustment         other   December 31
----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2005
Trade Receivables -- Allowance for
  doubtful accounts                          $      27.1   $      11.4   $      (1.4)  $      (6.0)  $      31.1
Restructuring                                       20.5          69.2            --         (56.5)         33.2
YEAR ENDED DECEMBER 31, 2004
Trade Receivables -- Allowance for
  doubtful accounts                          $      21.4   $      10.0   $       1.0   $      (5.3)  $      27.1
Restructuring                                       17.5          33.1            --         (30.1)         20.5
YEAR ENDED DECEMBER 31, 2003
Trade Receivables -- Allowance for
  doubtful accounts                          $      20.8   $       6.6   $       2.3   $      (8.3)  $      21.4
Restructuring                                       13.2          30.0            --         (25.7)         17.5

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                          ITT INDUSTRIES, INC.

                                          By    /s/ ROBERT J. PAGANO, JR.

                                          --------------------------------------
                                                   ROBERT J. PAGANO, JR.
                                                 VICE PRESIDENT AND CORPORATE
                                                        CONTROLLER
                                                (PRINCIPAL ACCOUNTING OFFICER)

March 10, 2006

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                   TITLE                         DATE
              ---------                                   -----                         ----

/s/ STEVEN R. LORANGER                        Chairman, President and Chief        March 10, 2006
--------------------------------------       Executive Officer and Director
STEVEN R. LORANGER
(PRINCIPAL EXECUTIVE OFFICER)


/s/ GEORGE E. MINNICH                        Senior Vice President and Chief       March 10, 2006
--------------------------------------              Financial Officer
GEORGE E. MINNICH
(PRINCIPAL FINANCIAL OFFICER)


/s/ CURTIS J. CRAWFORD                                  Director                   March 7, 2006
--------------------------------------
CURTIS J. CRAWFORD


/s/ CHRISTINA A. GOLD                                   Director                   March 7, 2006
--------------------------------------
CHRISTINA A. GOLD


/s/ RALPH F. HAKE                                       Director                   March 7, 2006
--------------------------------------
RALPH F. HAKE


/s/ JOHN J. HAMRE                                       Director                   March 7, 2006
--------------------------------------
JOHN J. HAMRE


/s/ RAYMOND W. LEBOEUF                                  Director                   March 7, 2006
--------------------------------------
RAYMOND W. LEBOEUF


/s/ FRANK T. MACINNIS                                   Director                   March 7, 2006
--------------------------------------
FRANK T. MACINNIS


/s/ LINDA S. SANFORD                                    Director                   March 7, 2006
--------------------------------------
LINDA S. SANFORD


/s/ MARKOS I. TAMBAKERAS                                Director                   March 7, 2006
--------------------------------------
MARKOS I. TAMBAKERAS

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION                                   LOCATION
    (3)   (a)  ITT Industries, Inc.'s Restated Articles
                 of Incorporation.......................    Incorporated by reference to Exhibit 3
                                                            (a) of ITT Industries' Form 10-Q for the
                                                              quarter ended June 30, 2005. (CIK No.
                                                              216228, File No. 1-5672).
          (b)  ITT Industries, Inc.'s By-laws, as
                 amended December 7, 2004...............    Incorporated by reference to Exhibit 99.2
                                                            to ITT Industries' Form 8-K Current
                                                              Report dated December 9, 2004. (CIK No.
                                                              216228, File No. 1-5672).
    (4)   Instruments defining the rights of security
          holders, including indentures.................    Not required to be filed. The Registrant
                                                            hereby agrees to file with the Commission
                                                              a copy of any instrument defining the
                                                              rights of holders of long-term debt of
                                                              the Registrant and its consolidated
                                                              subsidiaries upon request of the
                                                              Commission.
   (10)   Material contracts
 (10.1)*  Employment Agreement dated as of February 5,
            2004 between ITT Industries, Inc. and Edward
            W. Williams.................................    Incorporated by reference to Exhibit 10.1
                                                            of ITT Industries' Form 10-K for the year
                                                              ended December 31, 2004 (CIK No.
                                                              216228, File No. 1-5672).
 (10.2)*  Employment Agreement dated as of June 28, 2004
            between ITT Industries, Inc. and Steven R.
            Loranger....................................    Incorporated by reference to Exhibit 10.2
                                                            of ITT Industries' Form 10-Q for the
                                                              quarter ended June 30, 2004 (CIK No.
                                                              216228, File No. 1-5672).
 (10.3)*  Form of Non-Qualified Stock Option Award
            Agreement for Band A Employees..............    Incorporated by reference to Exhibit 10.3
                                                            of ITT Industries' Form 10-K for the year
                                                              ended December 31, 2004 (CIK No.
                                                              216228, File No. 1-5672).
 (10.4)*  Form of Non-Qualified Stock Option Award
            Agreement for Band B Employees..............    Incorporated by reference to Exhibit 10.4
                                                            of ITT Industries' Form 10-K for the year
                                                              ended December 31, 2004 (CIK No.
                                                              216228, File No. 1-5672).
 (10.5)*  ITT Industries, Inc. 2003 Equity Incentive
            Plan (amended and restated as of July 13,       Incorporated by reference to Exhibit 10.4
            2004).......................................    of ITT Industries' Form 10-Q for the
                                                              quarter ended September 30, 2004 (CIK
                                                              No. 216228, File No. 1-5672).
 (10.6)*  ITT Industries, Inc. 1997 Long-Term Incentive
            Plan (amended and restated as of July 13,       Incorporated by reference to Exhibit 10.5
            2004).......................................    of ITT Industries' Form 10-Q for the
                                                              quarter ended September 30, 2004 (CIK
                                                              No. 216228, File No. 1-5672).
 (10.7)*  ITT Industries, Inc. 1997 Annual Incentive
            Plan for Executive Officers (amended and
            restated as of July 13, 2004)...............    Incorporated by reference to Exhibit 10.6
                                                            of ITT Industries' Form 10-Q for the
                                                              quarter ended September 30, 2004 (CIK
                                                              No. 216228, File No. 1-5672).

EXHIBIT
NUMBER                        DESCRIPTION                                   LOCATION
 (10.8)*  1994 ITT Industries Incentive Stock Plan
            (amended and restated as of July 13,            Incorporated by reference to Exhibit 10.7
            2004).......................................    of ITT Industries' Form 10-Q for the
                                                              quarter ended September 30, 2004 (CIK
                                                              No. 216228, File No. 1-5672).
 (10.9)*  ITT Industries Special Senior Executive
            Severance Pay Plan (amended and restated as     Incorporated by reference to Exhibit 10.8
            of July 13, 2004)...........................    of ITT Industries' Form 10-Q for the
                                                              quarter ended September 30, 2004 (CIK
                                                              No. 216228, File No. 1-5672).
(10.10)*  ITT Industries 1996 Restricted Stock Plan for
            Non-Employee Directors (amended and restated
            as of July 13, 2004)........................    Incorporated by reference to Exhibit 10.9
                                                            of ITT Industries' Form 10-Q for the
                                                              quarter ended September 30, 2004 (CIK
                                                              No. 216228, File No. 1-5672).
(10.11)*  ITT Industries Enhanced Severance Pay Plan
            (amended and restated as of July 13,            Incorporated by reference to Exhibit
            2004).......................................    10.10 of ITT Industries' Form 10-Q for
                                                              the quarter ended September 30, 2004
                                                              (CIK No. 216228, File No. 1-5672).
(10.12)*  ITT Industries Deferred Compensation Plan
            (Effective as of January 1, 1995 including
            amendments through July 13, 2004)...........    Incorporated by reference to Exhibit
                                                            10.11 of ITT Industries' Form 10-Q for
                                                              the quarter ended September 30, 2004
                                                              (CIK No. 216228, File No. 1-5672).
(10.13)*  ITT Industries 1997 Annual Incentive Plan
            (amended and restated as of July 13,            Incorporated by reference to Exhibit
            2004).......................................    10.12 of ITT Industries' Form 10-Q for
                                                              the quarter ended September 30, 2004
                                                              (CIK No. 216228, File No. 1-5672).
(10.14)*  ITT Industries Excess Pension Plan IA.........    Incorporated by reference to Exhibit
                                                            10.13 of ITT Industries' Form 10-Q for
                                                              the quarter ended September 30, 2004
                                                              (CIK No. 216228, File No. 1-5672).
(10.15)*  ITT Industries Excess Pension Plan IB.........    Incorporated by reference to Exhibit
                                                            10.14 of ITT Industries' Form 10-Q for
                                                              the quarter ended September 30, 2004
                                                              (CIK No. 216228, File No. 1-5672).
(10.16)*  ITT Industries Excess Pension Plan II (as
            amended and restated as of July 13, 2004)...    Incorporated by reference to Exhibit
                                                            10.15 of ITT Industries' Form 10-Q for
                                                              the quarter ended September 30, 2004
                                                              (CIK No. 216228, File No. 1-5672).
(10.17)*  ITT Industries Excess Savings Plan (as amended
            and restated as of July 13, 2004)...........    Incorporated by reference to Exhibit
                                                            10.16 of ITT Industries' Form 10-Q for
                                                              the quarter ended September 30, 2004
                                                              (CIK No. 216228, File No. 1-5672).
(10.18)*  ITT Industries Excess Benefit Trust...........    Incorporated by reference to Exhibit
                                                            10.17 of ITT Industries' Form 10-Q for
                                                              the quarter ended September 30, 2004
                                                              (CIK No. 216228, File No. 1-5672).
(10.19)   Form of indemnification agreement with            Incorporated by reference to Exhibit
            directors...................................    10(h) to ITT Industries' Form 10-K for
                                                              the fiscal year ended December 31, 1996
                                                              (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER                        DESCRIPTION                                   LOCATION
(10.20)   Distribution Agreement among ITT Corporation,
            ITT Destinations, Inc. and ITT Hartford         Incorporated by reference to Exhibit 10.1
            Group, Inc..................................    listed under ITT Industries' Form 8-B
                                                              dated December 20, 1995 (CIK No.
                                                              216228, File No. 1-5672).
(10.21)   Intellectual Property License Agreement
            between and among ITT Corporation, ITT
            Destinations, Inc. and ITT Hartford Group,      Incorporated by reference to Exhibit 10.2
            Inc.........................................    to ITT Industries' Form 8-B dated
                                                              December 20, 1995 (CIK No. 216228, File
                                                              No. 1-5672).
(10.22)   Tax Allocation Agreement among ITT
            Corporation, ITT Destinations, Inc. and ITT
            Hartford Group, Inc.........................    Incorporated by reference to Exhibit 10.3
                                                            to ITT Industries' Form 8-B dated
                                                              December 20, 1995 (CIK No. 216228, File
                                                              No. 1-5672).
(10.23)   Employee Benefit Services and Liability
            Agreement among ITT Corporation, ITT
            Destinations, Inc. and ITT Hartford Group,      Incorporated by reference to Exhibit 10.7
            Inc.........................................    to ITT Industries' Form 8-B dated
                                                              December 20, 1995 (CIK No. 216228, File
                                                              No. 1-5672).
(10.24)   Five-year Competitive Advance and Revolving
            Credit Facility Agreement dated as of           Incorporated by reference to Exhibit 10.1
            November 10, 2005...........................    to ITT Industries' Form 8-K Current
                                                              Report dated November 10, 2005 (CIK No.
                                                              216228, File No. 1-5672).
(10.25)   Agreement with Valeo SA with respect to the
            sale of the Automotive Electrical Systems       Incorporated by reference to Exhibit
            Business....................................    10(b) to ITT Industries' Form 10-Q
                                                              Quarterly Report for the quarterly
                                                              period ended September 30, 1998 (CIK
                                                              No. 216228, File No. 1-5672).
(10.26)   Agreement with Continental AG with respect to
            the sale of the Automotive Brakes and           Incorporated by reference to Exhibit 2.1
            Chassis Business............................    to ITT Industries' Form 8-K Current
                                                              Report dated October 13, 1998 (CIK No.
                                                              216228, File No. 1-5672).
(10.27)   Participation Agreement among ITT Industries,
            Rexus L.L.C. (Rexus) and Air Bail S.A.S. and
            RBS Lombard, Inc., as investors, and master
            lease agreement, lease supplements and
            related agreements between Rexus as lessor      Incorporated by Reference to Exhibits
            and ITT Industries, as lessee...............    listed under Item 9.01 to ITT Industries
                                                              Form 8-K Current Report dated December
                                                              20, 2004 (CIK No. 216228, File No.
                                                              1-5672).
(10.28)*  Form of Restricted Stock Award for
            Non-Employee Directors......................    Incorporated by reference to Exhibit
                                                            10.28 of ITT Industries' Form 10-Q for
                                                              the quarter ended March 31, 2005 (CIK
                                                              No. 216228, File No. 1-5672).
(10.29)*  Form of Restricted Stock Award for                Incorporated by reference to Exhibit
            Employees...................................    10.29 of ITT Industries' Form 10-Q for
                                                              the quarter ended March 31, 2005 (CIK
                                                              No. 216228, File No. 1-5672).
(10.30)   Amended and Restated 364-day Revolving Credit
            Agreement...................................    Incorporated by reference to Exhibits
                                                            10.1 and 10.2 to ITT Industries' Form 8-K
                                                              dated March 28, 2005 (CIK No. 216228,
                                                              File No. 1-5672).

EXHIBIT
NUMBER                        DESCRIPTION                                   LOCATION
(10.31)*  Employment Agreement dated as of May 31, 2005
            and effective as of July 1, 2005 between ITT
            Industries, Inc. and George E. Minnich......    Incorporated by reference to Exhibit
                                                            10.31 of ITT Industries' Form 10-Q for
                                                              the quarter ended June 30, 2005. (CIK
                                                              No. 216228, File No. 1-5672).
(10.32)*  Separation Agreement dated September 7, 2005
            and effective as of September 30, 2005
            between ITT Industries, Inc. and Robert         Incorporated by reference to Exhibit 99.1
            Ayers.......................................    to ITT Industries' Form 8-K dated
                                                              September 8, 2005 (CIK No. 216228, File
                                                              No. 1-5672).
(10.33)    Non-Employee Director Compensation Agreement     Incorporated by reference to Exhibit 10.1
                                                              to ITT Industries' Form 8-K Current
                                                              Report dated December 1, 2005 (CIK No.
                                                              216228, File No. 1-5672).
   (11)   Statement re computation of per share             Not required to be filed.
            earnings....................................
   (12)   Statement re computation of ratios............    Filed herewith.
   (18)   Letter re change in accounting principles.....    None.
   (21)   Subsidiaries of the Registrant................    Filed herewith.
   (22)   Published report regarding matters submitted
            to vote of security holders.................    Not required to be filed.
 (23.1)   Consent of Deloitte & Touche LLP..............    Filed herewith.
   (24)   Power of attorney.............................    None.
 (31.1)   Certification pursuant to Rule
            13a-14(a)/15d-14(a) of the Securities
            Exchange Act of 1934, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of        Filed herewith.
            2002........................................
 (31.2)   Certification pursuant to Rule
            13a-14(a)/15d-14(a) of the Securities
            Exchange Act of 1934, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of        Filed herewith.
            2002........................................
 (32.1)   Certification Pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002..............    This Exhibit is intended to be furnished
                                                            in accordance with Regulation S-K Item
                                                              601(b)(32)(ii) and shall not be deemed
                                                              to be filed for purposes of Section 18
                                                              of the Securities Exchange Act of 1934
                                                              or incorporated by reference into any
                                                              filing under the Securities Act of 1933
                                                              or the Securities Exchange Act of 1934,
                                                              except as shall be expressly set forth
                                                              by specific reference.
 (32.2)   Certification Pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002..............    This Exhibit is intended to be furnished
                                                            in accordance with Regulation S-K Item
                                                              601(b)(32)(ii) and shall not be deemed
                                                              to be filed for purposes of Section 18
                                                              of the Securities Exchange Act of 1934
                                                              or incorporated by reference into any
                                                              filing under the Securities Act of 1933
                                                              or the Securities Exchange Act of 1934,
                                                              except as shall be expressly set forth
                                                              by specific reference.

---------------

* Management compensatory plan