Form 10-Q
period 2006-03-31
ITT INDUSTRIES INC
filed 2006-05-10
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-5672
ITT INDUSTRIES, INC.

State of Indiana	13-5158950
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
4 West Red Oak Lane, White Plains, NY 10604
(Principal Executive Office)
Telephone Number: (914) 641-2000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☑          Accelerated filer     ☐           Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of April 30, 2006, there were outstanding 184,964,896 shares of common stock ($1 par value per share) of the registrant.

ITT INDUSTRIES, INC.

PART I.
FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
      The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
ITT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Sales and revenues	$1,886.7	$1,765.9

Costs of sales and revenues	1,383.5	1,296.4
Selling, general and administrative expenses	270.3	262.9
Research and development expenses	42.7	44.3
Restructuring and asset impairment charges, net	15.1	18.4

Total costs and expenses	1,711.6	1,622.0

Operating income	175.1	143.9
Interest expense	19.9	20.1
Interest income	3.7	14.2
Miscellaneous expense, net	5.3	5.0

Income from continuing operations before income tax expense	153.6	133.0
Income tax expense	46.1	11.6

Income from continuing operations	107.5	121.4
Discontinued operations:
Income (loss) from discontinued operations, including tax expense (benefit) of $7.4 and $(3.1), respectively	48.4	(4.9)

Net income	$155.9	$116.5

	Three Months Ended
	March 31,

	2006	2005

Earnings Per Share(1)
Income from continuing operations:
Basic	$0.58	$0.66
Diluted	$0.57	$0.64
Discontinued operations:
Basic	$0.26	$(0.03)
Diluted	$0.26	$(0.02)
Net income:
Basic	$0.84	$0.63
Diluted	$0.83	$0.62
Cash dividends declared per common share	$0.11	$0.09
Average Common Shares — Basic	184.6	184.6
Average Common Shares — Diluted	187.8	188.5

(1)	Restated for two-for-one stock split effective February 21, 2006.
The accompanying notes to consolidated condensed financial statements are an integral part of the above income statements.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$623.8	$451.0
Receivables, net	1,317.3	1,268.1
Inventories, net	707.0	661.3
Current assets of discontinued operations	—	256.9
Deferred income taxes	73.2	73.6
Other current assets	102.9	69.9

Total current assets	2,824.2	2,780.8

Plant, property, and equipment, net	829.3	837.0
Deferred income taxes	90.0	87.5
Goodwill, net	2,284.8	2,249.1
Other intangible assets, net	210.4	214.8
Other assets	985.4	894.2

Total non-current assets	4,399.9	4,282.6

Total assets	$7,224.1	$7,063.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$816.8	$797.2
Accrued expenses	785.5	745.8
Accrued taxes	167.4	187.1
Notes payable and current maturities of long-term debt	819.5	751.4
Current liabilities of discontinued operations	—	77.9
Other current liabilities	8.0	8.3

Total current liabilities	2,597.2	2,567.7

Pension benefits	431.7	428.3
Postretirement benefits other than pensions	303.7	305.5
Long-term debt	514.4	516.3
Other liabilities	515.9	522.2

Total non-current liabilities	1,765.7	1,772.3

Total liabilities	4,362.9	4,340.0
Shareholders’ Equity:(1)
Common stock:
Authorized 250,000,000 shares, $1 par value per share
Outstanding: 185,126,301 shares and 184,637,920 shares	184.7	184.6
Retained earnings	2,785.3	2,666.0
Accumulated other comprehensive loss:
Unrealized loss on investment securities and cash flow hedges	(0.5)	(0.5)
Minimum pension liability	(120.4)	(120.4)
Cumulative translation adjustments	12.1	(6.3)

Total accumulated other comprehensive loss	(108.8)	(127.2)

Total shareholders’ equity	2,861.2	2,723.4

Total liabilities and shareholders’ equity	$7,224.1	$7,063.4

(1)	Restated for two-for-one stock split effective February 21, 2006.
The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended March 31,

	2006	2005

Operating Activities
Net income	$155.9	$116.5
(Income) loss from discontinued operations	(48.4)	4.9

Income from continuing operations	107.5	121.4
Adjustments to income from continuing operations:
Depreciation and amortization	46.3	49.2
Amortization of stock compensation	4.4	0.3
Restructuring and asset impairment charges, net	15.1	18.4
Payments for restructuring	(18.1)	(9.6)
Change in receivables	(40.3)	(82.5)
Change in inventories	(45.2)	(17.3)
Change in accounts payable and accrued expenses	25.7	55.4
Change in accrued and deferred taxes	(29.7)	(12.5)
Change in other current and non-current assets	(113.2)	(110.5)
Change in non-current liabilities	(6.6)	(5.2)
Other, net	11.1	0.2

Net cash — operating activities	(43.0)	7.3

Investing Activities
Additions to plant, property, and equipment	(29.7)	(26.4)
Acquisitions, net of cash acquired	(23.7)	(1.2)
Proceeds from sale of assets and businesses	225.3	3.6
Other, net	(1.6)	0.2

Net cash — investing activities	170.3	(23.8)

Financing Activities
Short-term debt, net	67.0	179.3
Long-term debt repaid	(0.6)	(3.4)
Long-term debt issued	—	0.4
Repurchase of common stock	(68.8)	(82.4)
Proceeds from issuance of common stock	36.9	35.7
Dividends paid	(16.6)	(33.2)
Other, net	7.5	(0.3)

Net cash — financing activities	25.4	96.1

Exchange Rate Effects on Cash and Cash Equivalents	6.7	(9.2)
Net Cash — Discontinued Operations Operating Activities	15.6	4.5
Net Cash — Discontinued Operations Investing Activities	(2.2)	(1.5)

Net change in cash and cash equivalents	172.8	73.4
Cash and cash equivalents — beginning of period	451.0	262.9

Cash and cash equivalents — end of period	$623.8	$336.3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$13.1	$11.4

Income taxes	$75.8	$24.8

The accompanying notes to consolidated condensed financial statements are an integral part of the above cash flow statements.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In millions, except share and per share, unless otherwise stated)
1) Receivables, Net
      Net receivables consist of the following:

	March 31,	December 31,
	2006	2005

Trade	$1,216.0	$1,157.4
Other	133.2	148.8
Less: allowance for doubtful accounts and cash discounts	(31.9)	(38.1)

	$1,317.3	$1,268.1

2) Inventories, Net
      Net inventories consist of the following:

	March 31,	December 31,
	2006	2005

Finished goods	$177.3	$158.8
Work in process	283.5	268.8
Raw materials	331.8	316.3
Less: progress payments	(85.6)	(82.6)

	$707.0	$661.3

3) Plant, Property, and Equipment, Net
      Net plant, property, and equipment consist of the following:

	March 31,	December 31,
	2006	2005

Land and improvements	$58.5	$57.4
Buildings and improvements	498.4	490.7
Machinery and equipment	1,428.2	1,412.0
Furniture, fixtures and office equipment	224.7	224.5
Construction work in progress	68.9	70.3
Other	65.3	63.5

	2,344.0	2,318.4
Less: accumulated depreciation and amortization	(1,514.7)	(1,481.4)

	$829.3	$837.0

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
4) Sales and Revenues and Costs of Sales and Revenues
      Sales and revenues and costs of sales and revenues consist of the following:

	Three Months Ended
	March 31,

	2006	2005

Product sales	$1,507.0	$1,421.8
Service revenues	379.7	344.1

Total sales and revenues	$1,886.7	$1,765.9

Costs of product sales	$1,071.7	$998.2
Costs of service revenues	311.8	298.2

Total costs of sales and revenues	$1,383.5	$1,296.4

      The Defense Electronics & Services segment comprises $352.8 and $312.4 of total service revenues for the three months ended March 31, 2006 and 2005, respectively, and $289.7 and $272.1 of total costs of service revenues, respectively, during the same periods. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.
5) Comprehensive Income

	Pretax	Tax
	Income	(Expense)	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended March 31, 2006
Net income			$155.9
Other comprehensive income:
Foreign currency translation adjustments (refer to table below)	$18.4	$—	18.4

Other comprehensive income	$18.4	$—	18.4

Comprehensive income			$174.3

	Pretax	Tax
	Income	(Expense)	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended March 31, 2005
Net income			$116.5
Other comprehensive income (loss):
Foreign currency translation adjustments	$(66.4)	$—	(66.4)
Unrealized (loss) gain on investment securities and cash flow hedges	(0.2)	0.1	(0.1)

Other comprehensive (loss) income	$(66.6)	$0.1	(66.5)

Comprehensive income			$50.0

Disclosure of 2006 Foreign Currency Translation Reclassification:
Foreign Currency Translation Adjustments	$34.9
Less: reclassification adjustment for gains included in net income	(16.5)

Net Foreign Currency Translation Adjustments	$18.4

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
6) Earnings Per Share(1)
      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended
	March 31,

	2006	2005

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	184.6	184.6
Common stock equivalents	3.2	3.9

Shares used in the computation of diluted earnings per share	187.8	188.5

      Options to purchase 1,214,888 shares of common stock at an average price of $50.04 per share were outstanding at March 31, 2006 but were not included in the computation of diluted EPS, because the options’ exercise prices were greater than the average market price of the common shares. These options expire in 2013.
      Options to purchase 3,546,280 shares of common stock at an average price of $45.46 per share were outstanding at March 31, 2005 but were not included in the computation of diluted EPS, because the options’ exercise prices were greater than the average market price of the common shares. These options expire in 2012.
      There were no antidilutive restricted common stock excluded from the computation of diluted EPS for the three months ended March 31, 2006. The amount of antidilutive restricted shares of common stock excluded from the computation of diluted EPS for the three months ended March 31, 2005 was insignificant.

(1)	Restated for two-for-one stock split effective February 21, 2006.
7) Stock-Based and Long-Term Incentive Employee Compensation
      The Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 using the modified prospective method described in the accounting standard. SFAS 123R requires the cost of stock options issued as equity awards to be measured at fair value on the grant date and recognized in the income statement. The Company’s Consolidated Condensed Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
      The total stock-based compensation cost recognized in income for the quarter ended March 31, 2006 and 2005 was $7.6 and $4.5, respectively. The total tax benefit related thereto was $2.7 and $1.6, respectively. Total compensation costs capitalized was immaterial for both periods. The incremental stock-based compensation caused net income to decrease by $2.2 and basic and diluted earnings per share to decrease by $0.1 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $7.4 related to excess tax benefits from stock options.
      Stock-based compensation expense recognized in the Consolidated Condensed Income Statement for the first quarter of fiscal 2006 is based on awards ultimately expected to vest. Accordingly, expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
pro forma information required under SFAS 123R for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
      Awards granted to retirement eligible employees prior to January 1, 2006 were fully vested on the date of grant but were expensed over the expected service period. Under the provisions of SFAS 123R, compensation expense for the awards to retirement eligible employees would have been recognized immediately. As of March 31, 2006, there was $7.3 of unrecognized compensation expense related to these awards. In 2006, the Company modified its vesting conditions for stock option awards to align the vesting period with the service period for all employees, including retirement eligible employees. The Company will continue to recognize compensation expense for all stock-based awards ratably over the expected service period under the provisions of SFAS 123R.
      Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and diluted net income per share had compensation expense for the employee stock-based awards been recorded in the first quarter of 2005 based on the fair value method under SFAS 123R:

Three Months
Ended
March 31, 2005

Net income — as reported for the prior period(1)	$116.5
Add: Share-based employee compensation expense, net of tax benefit, included in net income as reported(2)	2.9
Less: Total share-based employee compensation expense, net of tax benefit, that would have been included in net income if the fair value method had been applied to all awards (2)(3)	(5.6)

Net income, including the effect of stock-based compensation expense(4)	$113.8

Basic earnings per share As reported for the prior period(1)	$0.63
Including the effect of stock-based compensation expense (4)	$0.62
Diluted earnings per share As reported for the prior period(1)	$0.62
Including the effect of stock-based compensation expense (4)	$0.60

(1)	Net income and net income per share does not include stock-based compensation expense for employee stock options under SFAS 123R because the Company did not adopt the recognition provisions of SFAS 123R.

(2)	Share-based employee compensation expense excludes the compensation cost recognized for the Company’s long-term incentive plan as this plan was not accounted for under the provisions of SFAS 123R.

(3)	Stock-based compensation expense is calculated based on the pro forma application of SFAS 123R.

(4)	Net income and net income per share represents pro forma information based on SFAS 123R.
      At March 31, 2006, the Company has one stock-based employee compensation plan that is issuing new options and restricted shares of common stock. The Company has one stock-based employee compensation plan and two stock-based non-employee director’s compensation plans that have options and restricted shares outstanding, but will not be issuing additional stock-based compensation. The Company also has one long-term incentive plan for certain eligible levels of management.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

Stock Option and Restricted Stock Compensation Plans
      The Company’s stock option and restricted share award incentive plans provide for the awarding of options on common shares and restricted common shares to employees. The options are exercisable over seven to ten-year periods, except in certain instances of death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company’s common shares or at six or nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company’s common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. Restricted shares typically vest over a three-year period commencing on the date of grant. The Company makes shares available for the exercise of stock options or the vesting of restricted shares by purchasing shares in the open market or by issuing shares from Treasury. The Company has a policy of repurchasing shares on the open market to offset the dilutive impact of stock option exercises.
      The 2003 Equity Incentive Plan was established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12,200,000. As of March 31, 2006, 3,908,367 net shares were available for future grants. During the three months ended March 31, 2006 and 2005, the Company awarded 388,597 and 12,000 restricted shares, respectively, to employees with weighted average restriction periods of 3.0 and 3.5 years, respectively.
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
      A summary of the status of the Company’s stock option and restricted stock compensation plans as of March 31, 2006 and changes during the quarter then ended is presented below (shares in thousands):

	Three Months Ended March 31, 2006

	Stock Options		Restricted Shares(1)

		Weighted-		Weighted-
		Average		Average
		Exercise		Grant Date
	Shares	Price	Shares	Fair Value

Outstanding at January 1, 2006	13,143	$32.88	143	$50.13
Granted	560	$52.68	389	$52.68
Exercised/vested	(1,546)	$25.84	—	—
Canceled or expired	(491)	$29.13	—	—

Outstanding at March 31, 2006	11,666	$34.92	532	$51.99

Options exercisable at March 31, 2006	8,613	$30.55	N/A	N/A

Weighted-average fair value of stock options granted during the period		$14.12

      (1)The table above excludes 250,000 restricted stock units that were granted at a fair value of $41.52. The unrecognized compensation cost associated with these units is $7.4. This cost is expected to be recognized ratably over 4.25 years.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
      The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the quarter ended March 31, 2006 and 2005 was $75.0 and $43.6, respectively. The outstanding restricted shares include 25,384 shares issued to non-employee directors in payment of the annual retainer for non-employee directors. This cost is expected to be recognized ratably over a weighted average period of 3.7 years. For the quarter ended March 31, 2006, the amount of cash received from the exercise of stock options was $36.9 with an associated tax benefit realized of $14.4.
      The following table summarizes information about the Company’s stock options at March 31, 2006 (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable

		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Range of Exercise Prices	Number	Life	Price	Value	Number	Life	Price	Value

$12.44 - 16.66	986	2.7 years	$15.61	$36,700	986	2.7 years	$15.61	$36,700
17.41 - 19.78	1,145	4.1 years	18.86	38,892	1,145	4.1 years	18.86	38,892
25.33 - 29.29	1,274	5.8 years	25.41	34,939	1,274	5.8 years	25.41	34,939
30.91 - 34.56	1,677	6.8 years	30.99	36,636	1,677	6.8 years	30.99	36,636
37.46 - 41.52	2,476	7.9 years	37.88	37,038	2,476	7.9 years	37.88	37,038
42.00 - 45.47	3,335	5.9 years	45.44	24,684	1,055	6.0 years	45.45	7,803
47.41 - 52.68	655	6.8 years	52.21	410	—	—	—	—
53.73 - 57.46	118	6.4 years	54.94	—	—	—	—	—

	11,666			$209,299	8,613			$192,008

      The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $56.22 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 is 8.6 million. As of March 31, 2005, 11.3 million outstanding options were exercisable, and the weighted average exercise price was $23.99.
      At March 31, 2006, there was $59.1 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years.
      The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model. The following weighted-average assumptions for grants in 2006 and 2005 were: dividend yield of 0.84% and 0.79%, respectively; expected volatility of 24.0% and 23.0%, respectively; expected life of 4.8 years and 4.6 years, respectively; and risk-free interest rates of 4.72% and 4.00%, respectively. The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 and March 31, 2005 was $14.12 and $11.12, respectively.
      Expected volatilities are based on the Company’s stock price history, including implied volatilities from traded options on the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model. Separate employee groups and option characteristics are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the US Treasury yield curve in effect at the time of option grant.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

Long-Term Incentive Plan
      The ITT Industries 1997 Long-Term Incentive Plan (the “LTIP”), approved by shareholders in 1997, authorizes performance awards to be made to key employees of ITT Industries. The LTIP is considered a liability plan, under the provisions of SFAS 123R. Accordingly, the Company is required to reassess the fair value of its LTIP awards at the end of each reporting period.
      Payment, if any, of target cash awards generally will be made at the end of the applicable three-year performance period and will be based on ITT Industries’ performance measured against the total shareholder return performance of other stocks comprising the S&P Industrials Index.
      The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three year volatility of the outstanding awards as of March 31, 2006 was approximately 17.38%. The number of companies included in the applicable benchmark group range from 339 to 368 for the awards outstanding as of March 31, 2006.
      At March 31, 2006, there was $40.8 of total unrecognized compensation cost related to non-vested awards granted under the long-term incentive plan. This cost is expected to be recognized ratably over a weighted-average period of 1.6 years. The total cash paid to settle the LTIP liability during the first quarter was $17.2 and $16.1 in 2006 and 2005, respectively.
8) Restructuring and Asset Impairment Charges

2006 Restructuring Activities
      During the first quarter of 2006, the Company recognized a $15.8 restructuring charge. New actions represent $12.8 of the charge and costs related to previous plans comprise $3.0 of the charge.
      The actions announced during 2006 by segment are as follows:

•	The Fluid Technology segment recorded $2.3 of severance costs associated with the elimination of 122 positions including 86 factory workers, 30 office workers and six management employees. Other costs totaled $1.6 and primarily reflect other employee benefit costs, and employee relocation costs. The charges reflect the continued reduction in structural costs, including the closure of two facilities. Additional severance costs of $1.2 will be recognized during the remainder of 2006 related to these actions.

•	The Electronic Components segment recorded $4.9 of severance costs related to the elimination of 77 positions, including 42 factory workers, and 35 office workers. These charges reflect the structural realignment of the segment.

•	The Defense Electronics & Services segment recorded $2.0 of severance costs for the elimination of 60 positions, including three factory workers, 44 office workers and 13 management employees. These charges reflect the reduction of structural costs.

•	The Motion & Flow Control segment recorded $0.7 of severance costs reflecting the elimination of 125 positions, including 107 factory workers, 16 office workers and two management employees. Asset write-offs associated with the charges were $1.2. The charges reflect the closure of one facility and the reduction of structural costs. Additional severance costs of $0.8 will be recognized during the remainder of 2006 related to these actions.

•	Corporate headquarters recorded a charge of $0.1 for the elimination of the position of one office worker.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
      The Company also recognized $1.5 of severance cost in the Electronic Components segment related to actions announced prior to 2006. Additionally, the segment incurred $0.6 of other costs associated with previously announced actions.
      The Fluid Technology segment recorded $0.4 of other costs and $0.1 of severance costs associated with previously announced plans.
      The Motion & Flow Control segment recorded $0.2 of other costs and $0.2 of amortized severance costs associated with previously announced actions.

2005 Restructuring Activities
      During 2005, the Company recognized a $71.1 restructuring charge. New actions represent $69.8 of the charge. Costs associated with previous year plans represent $1.3 of the charge.
      The actions announced during 2005 by segment are as follows:

•	The Fluid Technology segment recorded $28.8 of severance costs for the elimination of 466 positions, including 236 factory workers, 207 office workers and 23 management employees. Lease cancellation and other costs were $0.9 and $0.8, respectively. Additionally, asset write-offs totaling $1.4 were also recorded. The charges reflect a reduction in structural costs, including the closure of four facilities.

•	The Electronic Components segment recorded $25.8 for the elimination of 1,246 positions, including 926 factory workers, 286 office workers and 34 management employees. Other costs totaling $1.9, primarily representing contract termination costs, lease costs, and other were also recognized during the year. Asset write-offs associated with the restructuring actions totaled $0.1. These actions reflect the continued reorganization of the segment, including the closure of three facilities.

•	The Motion & Flow Control segment recognized $8.9 for the elimination of 274 positions, including 163 factory workers, 97 office workers and 14 management employees. Other costs totaling $0.6 and lease costs of $0.2 were also recognized during the year. The headcount reductions relate to workforce reductions, the consolidation of functions, the transfer of functions from France to Holland, and the outsourcing of selected functions to Eastern Europe.

•	Corporate headquarters recorded $0.4 for the elimination of one management position.

2005 Other Asset Impairments
      During the fourth quarter of 2005, the Company determined that certain businesses within the Electronic Components segment were experiencing lower than expected financial results and as a result certain long-lived assets of those businesses may be impaired. After revising the earnings forecast for these businesses to reflect current business conditions, the Company recorded an impairment charge of $8.3 relating to the long-lived assets. These events and circumstances also caused the Company to record an impairment charge for goodwill relating to the same business unit. See Note 13, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K, for further discussion of the goodwill impairment charge.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
      The following table displays a rollforward of the cash restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Electronic	Corporate
	Technology	& Services	Control	Components	and Other	Total

Balance December 31, 2005	$19.0	$—	$2.9	$10.5	$0.2	$32.6
Additional charges for prior year plans	0.5	—	0.4	2.1	—	3.0
Payments and other related to prior charges	(8.9)	—	(2.1)	(4.9)	(0.1)	(16.0)
Reversals of prior charges	(0.4)	—	—	(0.3)	—	(0.7)
2006 charges	3.9	2.0	0.7	4.9	0.1	11.6
Payments and other related to the 2006 charges	(0.5)	(0.3)	(0.1)	(1.2)	—	(2.1)

Balance March 31, 2006	$13.6	$1.7	$1.8	$11.1	$0.2	$28.4

      At December 31, 2005, the accrual balance for restructuring activities was $32.6. Cash payments of $18.1 and additional cash charges of $14.6 were recorded in the first quarter of 2006. Also, management reviewed the Company’s remaining restructuring actions and determined actions totaling $0.7 would be completed for less than planned. Accordingly, restructuring accruals totaling $0.7 were reversed into income during the first quarter of 2006. The accrual balance at March 31, 2006 is $28.4, which includes $25.0 for severance and $3.4 for facility carrying costs and other.
      As of December 31, 2005, remaining actions under restructuring activities announced in 2005 were to reduce positions by 218. During 2006, the Company announced the planned reduction of 385 positions and reduced headcount by 249 leaving a balance of 354 planned reductions. The Company also announced the planned closure of three facilities during 2006. Actions announced during 2006 and 2005 will be completed during 2006.

9)	Derivative Instruments and Hedging Activities
      The nature of the Company’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Note 1, “Summary of Significant Accounting Policies”, and Note 18, “Financial Instruments,” within the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks.
      A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders’ equity is not required as no material activity occurred during the first three months of 2006 and 2005. Additional disclosures required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are presented below.

Hedges of Future Cash Flows
      There were no foreign currency cash flow hedges outstanding as of March 31, 2006 and December 31, 2005.

Hedges of Recognized Assets, Liabilities and Firm Commitments
      During the fourth quarter of 2005, the Company terminated interest rate swaps that were entered into to manage the interest rate exposure associated with certain long-term debt, which effectively converted much of the long-term debt mentioned in Note 16 “Debt,” within the Notes to Consolidated Financial Statements of

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
the 2005 Annual Report on Form 10-K from fixed to variable rate borrowings. The fair value of these instruments at the time of termination was $69.5, which will be amortized into income over the remaining terms of the underlying debt, which mature at various dates through 2025. At March 31, 2006 and December 31, 2005, the remaining balance to be accreted into income was $67.5 and $68.7, respectively.
      At March 31, 2006 and December 31, 2005, the Company had foreign currency forward contracts with notional amounts of $118.3 and $120.5, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2006 and 2005 contracts were $0.0 and $0.1 at March 31, 2006 and December 31, 2005, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first three months of 2006 and 2005 was $(0.1) and $0.1, respectively. There were no amounts excluded from the measure of effectiveness.
      The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

10)	Goodwill and Other Intangible Assets
      The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant.
      Changes in the carrying amount of goodwill for the quarter ended March 31, 2006, by business segment, are as follows:

		Defense	Motion
	Fluid	Electronics	& Flow	Electronic	Corporate
	Technology	& Services	Control	Components	and Other	Total

Balance as of January 1, 2006	$1,040.8	$947.3	$163.8	$92.2	$5.0	$2,249.1
Goodwill acquired during the period	—	23.7	—	—	—	23.7
Other, including foreign currency translation	12.0	—	0.2	(0.2)	—	12.0

Balance as of March 31, 2006	$1,052.8	$971.0	$164.0	$92.0	$5.0	$2,284.8

      Goodwill of $21.1 as of December 31, 2005 is excluded from the table above and is reflected in current assets of discontinued operations in the Consolidated Balance Sheet as of December 31, 2005. The businesses to which it relates were sold during the first quarter of 2006.
      Information regarding the Company’s other intangible assets follows:

	March 31,	December 31,
	2006	2005

Finite-lived intangibles —
Customer Relationships	$139.5	$138.8
Proprietary Technology	20.8	20.5
Trademarks	20.7	20.5
Patents and other	50.5	46.2
Accumulated amortization	(50.2)	(40.3)
Indefinite-lived intangibles —
Brands and trademarks	8.2	8.2
Pension related	20.9	20.9

Net intangibles	$210.4	$214.8

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
      Amortization expense related to intangible assets for the three month periods ended March 31, 2006 and 2005 was $6.1 and $4.6, respectively.
      Estimated amortization expense for each of the five succeeding years is as follows:

2007	2008	2009	2010	2011

$23.0	$20.2	$18.4	$16.9	$16.0

11)	Discontinued Operations
      At March 31, 2006, the Company had automotive discontinued operations accruals of $34.4 that are primarily related to product recalls of $7.8, environmental obligations of $14.0 and employee benefits of $12.6.

2006 Dispositions
      In the first quarter of 2006, the Company completed the sale of its automotive brake & fuel tubing and components business to a privately held company, for net proceeds of $198.9 million. The business, which was a component of the Company’s Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry. Additionally, during the first quarter of 2006, the Company completed the sale of its industrial non-metallic lined pumps and valves business to a private equity investor, for net proceeds of $21.9 million. The business, which was a component of the Company’s Fluid Technology segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical, and pharmaceutical industries. The Company recognized gains on these two transactions totaling approximately $46.5 million.
      Revenues associated with the disposed discontinued operations were $455.7 in 2005.
12) Pension and Postretirement Medical Benefit Expenses
      The components of net periodic pension cost consist of the following:

	Three Months
	Ended March 31,

	2006	2005

Components of net periodic pension cost:
Service cost	$24.6	$23.6
Interest cost	70.6	70.0
Expected return on plan assets	(93.3)	(89.8)
Amortization of prior service cost	0.7	1.1
Recognized actuarial loss	21.2	17.8

Net periodic pension cost	$23.8	$22.7

      Net periodic pension expense increased in the first quarter of 2006 as a result of the lower discount rate adopted at year end 2005 leading to a higher amortization of actuarial losses offset by lower average foreign exchange rates and higher expected returns on plan assets due to higher plan asset balances.
      The Company contributed approximately $107.2 to its various plans during the first quarter of 2006 including a $100.0 discretionary contribution to its U.S. plans. Additional contributions totaling between $13.0 and $33.0 are expected over the balance of 2006.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
      The components of net periodic postretirement cost consist of the following:

	Three Months
	Ended March 31,

	2006	2005

Components of net periodic postretirement cost:
Service cost	$2.1	$1.9
Interest cost	10.1	10.8
Expected return on plan assets	(5.6)	(5.2)
Amortization of prior service benefit	(0.3)	(0.5)
Recognized actuarial loss	2.6	3.6

Net periodic postretirement cost	$8.9	$10.6

      Net periodic expense decreased in the first quarter of 2006 as a result of recognition of the impact of the Medicare Modernization Act (“MMA”) and higher expected returns on plan assets due to higher plan asset balances offset by the effect of lower discount rates adopted at year end 2005.
      On December 8, 2003, the MMA was signed into law. The MMA introduced a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies, effective January 1, 2006, that elect to provide a retiree a prescription drug benefit which is at least actuarially equivalent to Medicare Part D. There were significant uncertainties regarding the eventual regulations required to implement the MMA as well as the MMA’s overall effect on plan participant’s coverage choices and the related impact on their health care costs which were, in part, answered by regulations issued in 2005. The Company has now determined that a majority of it’s healthcare plans pass the test of actuarial equivalence and during the fourth quarter of 2005 made application to the Centers for Medicare and Medicaid Services for the subsidy provided under the Act. The MMA subsidy will reduce the Accumulated Postretirement Benefit Obligation for the subject plans by approximately $41.0 at December 31, 2005 and the net periodic benefit cost was reduced by $1.4 in the first quarter of 2006. Other than the effect of the subsidy, there was no expectation that retiree participation would be affected in the short-term given the nature of the Company’s healthcare plans.
      See Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K for discussion of postretirement benefits.

13)	Commitments and Contingencies
      The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Accruals have been established where the outcome of the matter is probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

Environmental:
      The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, “Summary of Significant Accounting Policies.” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K. In management’s opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.
      In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) or its state equivalent. As of March 31, 2006, the Company is responsible, or is alleged to be responsible, for approximately 56 ongoing environmental investigation and remediation sites in various countries. In many of these proceedings, the Company’s liability is considered de minimis. At March 31, 2006, the Company calculated a best estimate of $93.0, which approximates its accrual, related to the cleanup of soil and ground water. The low range estimate for its environmental liabilities is $67.4 and the high range estimate for those liabilities is $149.2. On an annual basis the Company spends between $8.0 and $11.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.
      The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are operating a water treatment system. The operation of the water treatment system is expected to continue until 2013. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of March 31, 2006, the Company’s accrual for this liability was $9.9 representing its best estimate; its low estimate for the liability is $6.5 and its high estimate is $15.4.
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

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
      The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred in the 1930’s. The Company’s current estimates for its exposure are between $6.5 and $13.9. It has an accrual for this matter of $10.1 which represents its best estimate of its current liabilities. The Company does not anticipate a default on the part of the other PRPs.
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

Product Liability and Other Matters:
      The Company and its subsidiary Goulds Pumps, Inc. (“Goulds”) have been joined as defendants with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.
      Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2005, ITT and Goulds resolved in excess of 16,000 claims through settlement or dismissal. The average amount of settlement per plaintiff has been nominal and substantially all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
      The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company (“ACE”) et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company’s historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company’s environmental insurance recovery litigation has been pending since 1991. The New York action has been stayed in favor of the California suit. ITT and ACE and Nationwide Indemnity have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers. In addition, Utica National and Goulds are negotiating a coverage in place agreement to allocate the Goulds’ asbestos liabilities between insurance policies issued by Utica and those issued by others. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
      The Company is one of several defendants in a suit filed in El Paso, Texas, Irwin Bast et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. In late 2005, the Court dismissed the Bund zur Unterstutzung Radargeschadigter from the case and also dismissed all claims relating to medical monitoring. Numerous other motions are currently pending before the Court. A hearing on class certification is expected in 2006. On October 5, 2004, the Company filed an action, ITT Industries, Inc. et al. v. Fireman’s Fund Insurance Company et al., Superior Court, County of Los Angeles, C.A. No. B.C. 322546, against various insurers who issued historic aircraft products coverage to the Company seeking a declaration that each is liable for the costs of defense of the El Paso matter. The parties have resolved this matter whereby the Company will receive 82.5% of the cost of defense of this matter from these insurers. The Company is pursuing other insurers for the remaining costs. Management believes that the El Paso suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
      The Company provides an indemnity to U.S. Silica for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer pay a share of the costs. On October 4, 2005, ITT filed a suit against its insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the carrier for Pennsylvania Glass Sand product liabilities. That suit has been stayed in favor of one filed by ACE in New York. [Ace Fire Underwriters Insurance Company, et al., v. ITT Industries, Inc., et al., Supreme Court of the State of New York, County of New York, Index No. 600133/06] All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “Company History and Certain Relationships” within Part I, Item 1 of the 2005 Annual Report on Form 10-K for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
      Our Defense Electronics & Services company is subject to the export control regulations of the U.S. Department of State and the Department of Commerce. Currently, the U.S. Attorney for the Western District of Virginia is investigating ITT Night Vision’s compliance with International Traffic in Arms Regulations. The Company is cooperating with the investigation and recently, with the Government’s consent, it began its own investigation of Night Vision’s compliance with the federal laws utilizing outside counsel. Data and information derived from the investigation is shared with the U.S. Attorney. The Company will continue to assist the Government in its investigation, however at this time, it is not possible to predict the outcome of the investigation or what action, if any, the Government may take at the conclusion of the investigation.

14)	Guarantees, Indemnities and Warranties

Guarantees & Indemnities
      In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at March 31, 2006 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.
      In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at March 31, 2006 the Company has an accrual of $14.0 which is its best estimate of the potential exposure.
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
      The Company provided a performance bond guarantee in the amount of $10.0 related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0. At March 31, 2006, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.
      In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At March 31, 2006, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.
      The Company has a number of individually immaterial guarantees outstanding at March 31, 2006, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

Product Warranties
      Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. At March 31, 2006, the Company has a product warranty accrual in the amount of $49.5.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
Product Warranty Liabilities

Accruals for
	Product	Changes in Pre-Existing
Beginning Balance	Warranties Issued	Warranties Including		Ending Balance
January 1, 2006	in the Period	Changes in Estimates	(Payments)	March 31, 2006

$44.5	$8.8	$2.5	$(6.3)	$49.5

Accruals for
	Product	Changes in Pre-Existing
Beginning Balance	Warranties Issued	Warranties Including		Ending Balance
January 1, 2005	in the Period	Changes in Estimates	(Payments)	March 31, 2005

$38.5	$9.9	$(1.0)	$(8.7)	$38.7

15)	Acquisitions

2006 Acquisitions
      During the first quarter of 2006, the Company spent $23.7 for the acquisition of a company within the Defense Electronics & Services segment. The Company has preliminarily assigned values to the assets and liabilities of the company, however, the allocation is subject to further refinement.
16) Business Segment Information
      Unaudited financial information of the Company’s business segments for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31, 2006

			Motion
		Defense	&
	Fluid	Electronics &	Flow	Electronic	Corporate
	Technology	Services	Control	Components	and Other	Total

Sales and revenues	$685.7	$831.1	$188.3	$185.0	$(3.4)	$1,886.7
Operating income (expense)	$63.3	$95.8	$35.9	$7.5	$(27.4)	$175.1
Segment operating margin	9.2%	11.5%	19.1%	4.1%	—	10.7%
Total assets	$2,559.9	$2,009.8	$537.2	$509.5	$1,607.7	$7,224.1

	Three Months Ended March 31, 2005

		Defense	Motion &
	Fluid	Electronics &	Flow	Electronic	Corporate
	Technology	Services	Control	Components	and Other	Total

Sales and revenues	$630.1	$775.7	$190.0	$173.7	$(3.6)	$1,765.9
Operating income (expense)	$54.6	$77.8	$31.6	$1.1	$(21.2)	$143.9
Segment operating margin	8.7%	10.0%	16.6%	0.6%	—	9.3%
Total assets	$2,491.0	$1,816.5	$525.1	$766.5	$1,868.0	$7,467.1

17)	Quarterly Financial Periods
      The Company’s 2006 quarterly financial periods end on the last day of the quarter or on the Saturday after the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. During 2005, the Company’s quarterly financial periods ended on the Saturday after the last day of the quarter, except for the last quarterly period of the fiscal year, which ended on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

ITT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Business Overview
      The business overview provides information on the Company’s four principal operating segments: Fluid Technology, Defense Electronics & Services, Motion & Flow Control and Electronic Components, including their markets served, goods and services provided, relevant factors that could impact results, business challenges and areas of focus and selected financial data. This section also provides a forecast of the Company’s 2006 consolidated results. The Company forecasts consolidated revenues for 2006 to be between $7.9 billion and $8.0 billion. Segment operating margin for 2006 is forecasted to be between 12.2% and 12.3%.
Fluid Technology
      Fluid Technology is a leading global provider of fluid systems and solutions. Markets served and goods and services provided include: Residential & Commercial Water (pumps and accessories for residential, municipal and commercial applications), Building Trades (products for environmental control in buildings and for building services), Wastewater Handling (submersible pumps and mixers for sewage and wastewater treatment facilities), Treatment (biologicalozoneUV treatment systems for municipal and industrial wastewater treatment), and Industrial & BioPharm (pumpsvalves for the industrial, mining, chemical, pulp and paper/solutions for process modules, skid systems and stainless steel vessels.)
      Factors that could impact Fluid Technology’s financial results include: broad economic conditions in markets served, weather conditions, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include: new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases. The Company forecasts revenues for the Fluid Technology segment to be between $2.96 billion and $3.00 billion with an operating income margin rate of 13.0% to 13.1%.
Defense Electronic & Services
      Defense Electronics & Services develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems, engineering and applied research. Defense Electronics & Services consists of six value centers; Advanced Engineering & Sciences, Aerospace Communications Division, Electronic Systems, Night Vision, Systems Division, and Space Systems Division. These value centers develop and support solutions for four major markets: Communications, Sensors, Space, and Advanced Engineering & Integrated Services.
      Factors that could impact Defense Electronics & Services financial results include: the level of defense funding by domestic and foreign governments, the Company’s ability to receive contract awards and the ability to develop and market products and services for customers outside of traditional markets. Primary areas of business focus include: new or improved product offerings, new contract wins, successful program execution and capacity expansion for 2006. The Company forecasts revenues for the Defense Electronics & Services segment to be between $3.55 billion and $3.58 billion with an operating income margin rate of 11.0% to 11.1%.
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
Electronic Components
      Electronic Components provides products and services for the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses. Business activities in the communications area include: connectors, interconnects, cable assemblies, keypads, switches, panel switch assemblies and smart card systems. In addition, products manufactured for the industrial markets include: industrial controls, production equipment, instrumentation, medical applications, ultrasound, and other diagnostic equipment. Products manufactured for the transportation market include: high reliability connectors, multi-function control assemblies, and switches used in power train, instrument controls and chassis applications. Military/aerospace products include: circular, rack and panel, micro miniature, fiber optic, and “special” connectors used in military electronics, missiles, and space applications. Commercial aircraft products include: rack and panel, circular, and fiber optic connectors. In the computer and consumer area, products include: connectors and switches for computers and computer peripherals, and keypads for remote control devices, switches for appliances and audio circular connectors.
      The Electronic Components business financial results are driven by economic conditions in its major markets, success of new product development, product life in the mobile phone markets and changes in technology. Primary areas of business focus include: global sourcing of direct material purchases, manufacturing footprint rationalization and new product development. The Company forecasts revenues for the Electronic Components segment to be between $710 million and $730 million with an operating income margin rate of 6.8% to 7.0%.
Consolidated Financial Results

Three Months Ended March 31,
Sales and Revenues	2006	2005	% Change

	(In millions of dollars)
Sales and revenues	$1,886.7	$1,765.9	6.8%

      The Company’s revenues grew 6.8% in the first quarter of 2006 compared to the comparable prior year quarter. Higher volume in all business segments and a 2005 third quarter acquisition contributed 8.5% and 0.3% of the growth, respectively. Foreign currency translation offset 2.0% of the growth.

Three Months Ended March 31,
Costs of Sales and Revenues	2006	2005	% Change

	(In millions of dollars)
Costs of sales and revenues	$1,383.5	$1,296.4	6.7%
Percentage of Sales	73.3%	73.4%	N/A

      The Company’s costs of sales and revenues (“CGS”) increased $87.1 million or 6.7% in 2006 compared to the applicable prior year period. The increase is due to higher volume in all segments and contributions from a 2005 third quarter acquisition.

Three Months Ended March 31,
Selling, General and Administrative Expenses	2006	2005	% Change

	(In millions of dollars)
Selling, General and Administrative Expenses	$270.3	$262.9	2.8%
Percentage of Sales	14.3%	14.9%	N/A

      Selling, general and administrative expenses (“SG&A”) increased $7.4 million, or 2.8% in 2006 compared to the first quarter of 2005. The increase in SG&A expenses was primarily due the recognition of employee stock compensation during 2006 and increased marketing costs.

Three Months Ended March 31,
Research & Development	2006	2005	% Change

	(In millions of dollars)
Internally funded	$42.7	$44.3	(3.6)%
Percentage of Sales	2.3%	2.5%	N/A

      Research and Development expenses (“R&D”) decreased $1.6 million, or 3.6% during the first quarter of 2006 compared to the applicable 2005 period. The decrease is attributable to the timing of project spending in most segments.
      During the first quarters of 2006 and 2005, the Company recorded $15.8 million and $18.4 million of restructuring charges, respectively, to streamline its operating structure. Additionally, during the first quarter of 2006, $0.7 million of restructuring accruals were reversed into income as management deemed that certain cash expenditures would not be incurred. See the section entitled “Restructuring and Asset Impairment Charges” and Note 8, “Restructuring and Asset Impairment Charges,” in the Notes to Condensed Consolidated Financial Statements for additional information.
      Operating income for the first quarter of 2006 was $175.1 million, an increase of $31.2 million, or 21.7%, compared to $143.9 million for 2005. The increase is primarily due to higher volume, partially offset by increased SG&A expenses. Segment operating margin for the first quarter of 2006 was 10.7%, or 140 basis points, above the comparable prior year period. The variance in segment operating margin is primarily due to improved operating efficiencies in all segments.
      Interest expense during the first quarter of 2006 was $19.9 million, a decrease of $0.2 million, or 1.0% from the comparable prior year period. Additionally, the Company recognized $3.7 million of interest income during 2006 compared to $14.2 million during the comparable 2005 period. The decrease of $10.5 million, or 73.9%, primarily reflects the recognition of interest income during 2005 associated with tax settlements related to the closure of the IRS tax audit for the years 1998 through 2000.
      During the first quarter of 2006, income tax expense was $46.1 million compared to $11.6 million for the comparable prior year period. The Company’s effective tax rate also increased from 8.7% in the first quarter of 2005 to 30% in the first quarter of 2006. The variances primarily reflect the recognition of tax settlements during 2005 totaling approximately $30 million. Higher taxable income during 2006 compared to 2005 also contributed to the variance.
      Income from continuing operations was $107.5 million, or $0.57 per diluted share for the first quarter of 2006 compared to $121.4 million, or $0.64 per diluted share for the comparable 2005 period. The decrease reflects the results discussed above.
      During the first quarter of 2006, the Company recognized $48.4 million of income from discontinued operations compared to a loss of $4.9 million in the comparable prior year period. The 2006 income primarily relates to a $46.5 million gain recognized on the sale of the Company’s automotive brake & fuel tubing and components business and the Company’s industrial non-metallic lined pumps and valves business. The 2005 loss primarily relates to losses and asset write downs associated with the Company’s Network System & Services business and other discontinued operations expenses. Income from the Company’s automotive brake & fuel tubing and components business partially offset the losses in 2005.

Segment Review

			Operating		Operating
	Revenue		Income		Margin

Three Months Ended March 31,	2006	2005	2006	2005	2006	2005

	(In millions of dollars)
Fluid Technology	$685.7	$630.1	$63.3	$54.6	9.2%	8.7%
Defense Electronics & Services	831.1	775.7	95.8	77.8	11.5%	10.0%
Motion & Flow Control	188.3	190.0	35.9	31.6	19.1%	16.6%
Electronic Components	185.0	173.7	7.5	1.1	4.1%	0.6%

Fluid Technology
      The Fluid Technology segment had revenues of $685.7 million, an increase of 8.8% from the comparable 2005 period. Revenue growth of 10.9% represented contributions from existing businesses, of which the water/wastewater and industrial businesses were the largest contributors. Revenues from a 2005 acquisition accounted for 0.7% of revenue growth and foreign currency translation reduced revenue growth by (2.8%).
      Operating income increased $8.7 million or 15.9% in 2006 compared to 2005. Higher volume and operational efficiencies represent 14.9% of growth. Lower restructuring charges and contributions from a 2005 third quarter acquisition also provided operating income growth of 6.6%. Foreign currency translation and the recognition of stock compensation during 2006 lowered operating income by (4.0%) and (1.6%), respectively.

Defense Electronics & Services
      The Defense Electronics & Services segment increased revenues 7.1% during the first quarter of 2006 to $831.1 million. Higher volume in the tactical communications and systems and services businesses were the primary drivers of growth.
      In 2006, operating income increased $18.0 million or 23.1% compared to 2005. Operating efficiencies plus higher volume in the tactical communications and systems and services businesses were primarily factors for 27.2% of income growth. Incremental restructuring costs (2.6%) and stock-based compensation (1.5%) recorded during the first quarter of 2006 partially offset operating income growth.

Motion & Flow Control
      Motion & Flow Control revenues decreased (0.9%) to $188.3 million. Foreign currency translation reduced revenues by (5.6%). Increased volume in existing businesses, including the friction material, aerospace controls, marine and leisure businesses accounted for 4.7% of revenue growth and partially offset the revenue decline.
      Operating income increased $4.3 million or 13.6% in 2006 compared to the first quarter of 2005. Higher volume and operating efficiencies resulted in 14.3% of operating income growth. Lower restructuring cost also contributed 6.6% of operating income growth. Foreign currency translation and the recognition of stock compensation during 2006 lowered operating income by (6.7%) and (0.6%), respectively.

Electronic Components
      The Electronic Components segment’s revenue increased 6.5% to $185.0 million in 2006 compared to the first quarter of 2005. Higher volume in both the Connectors and Switches businesses contributed 9.8% of growth. Foreign currency translation partially offset (3.3%) of revenue growth.
      Operating income increased $6.4 million in 2006 compared to 2005. The increase reflects higher volume and improved operating efficiencies. Foreign currency translation and the recognition of stock compensation during 2006 partially offset the increase in operating income.

Restructuring and Asset Impairment Charges

2006 Restructuring Activities
      During the first quarter of 2006, the Company recognized a $15.8 million restructuring charge. New actions represent $12.8 million of the charge and costs related to previous plans comprise $3.0 million of the charge.
      The actions announced during 2006 by segment are as follows:

•	The Fluid Technology segment recorded $2.3 million of severance costs associated with the elimination of 122 positions including 86 factory workers, 30 office workers and six management employees. Other costs totaled $1.6 million and primarily reflect other employee benefit costs, and employee relocation costs. The charges reflect the continued reduction in structural costs, including the closure of two facilities. Additional severance costs of $1.2 million will be recognized during the remainder of 2006 related to these actions.

•	The Electronic Components segment recorded $4.9 million of severance costs related to the elimination of 77 positions, including 42 factory workers, and 35 office workers. These charges reflect the structural realignment of the segment.

•	The Defense Electronics & Services segment recorded $2.0 million of severance costs for the elimination of 60 positions, including three factory workers, 44 office workers and 13 management employees. These charges reflect the reduction of structural costs.

•	The Motion & Flow Control segment recorded $0.7 million of severance costs reflecting the elimination of 125 positions, including 107 factory workers, 16 office workers and two management employees. Asset write-offs associated with the charges were $1.2 million. The charges reflect the closure of one facility and the reduction of structural costs. Additional severance costs of $0.8 million will be recognized during the remainder of 2006 related to these actions.

•	Corporate headquarters recorded a charge of $0.1 million for the elimination of the position of one office worker.
      The Company also recognized $1.5 million of severance cost in the Electronic Components segment related to actions announced prior to 2006. Additionally, the segment incurred $0.6 million of other costs associated with previously announced actions.
      The Motion & Flow Control segment recorded $0.2 million of other costs and $0.2 million of amortized severance costs associated with previously announced actions.
      The Fluid Technology segment recorded $0.4 million of other costs and $0.1 million of severance costs associated with previously announced plans.
      During the first quarter of 2006 the Company made $2.1 million of payments attributable to restructuring actions announced during 2006.
      The projected future savings from restructuring actions announced during 2006 are approximately $12.9 million, during 2006 and $99.9 million, between 2007 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

2005 Restructuring Activities
      During 2005, the Company recognized a $71.1 million restructuring charge. New actions represent $69.8 million of the charge. Costs associated with actions announced during previous year plans represent $1.3 million of the charge. The actions by segment are as follows:

•	The Fluid Technology segment recorded $28.8 million of severance costs for the elimination of 466 positions, including 236 factory workers, 207 office workers and 23 management employees. Lease cancellation and other costs were $0.9 million and $0.8 million respectively. Additionally, assets write-offs totaling $1.4 million were also recorded. The charges reflect a reduction in structural costs, including the closure of four facilities.

•	The Electronic Components segment recorded $25.8 million for the elimination of 1,246 positions, including 926 factory workers, 286 office workers and 34 management employees. Other costs totaling $1.9 million, primarily representing contract termination costs, lease costs, and other were also recognized during the year. Asset write-offs associated with the restructuring actions totaled $0.1 million. These actions reflect the continued reorganization of the segment, including the closure of three facilities.

•	The Motion & Flow Control segment recognized $8.9 million for the elimination of 274 positions, including 163 factory workers, 97 office workers and 14 management employees. Other costs totaling $0.6 million and lease costs of $0.2 million were also recognized during the year. The headcount reductions relate to workforce reductions, the consolidation of functions, the transfer of functions from France to Holland, and the outsourcing of selected functions to Eastern Europe.

•	Corporate headquarters recorded $0.4 million for the elimination of one management position.
      During the first quarter of 2006, the Company made $15.1 million of payments attributable to 2005 restructuring actions. Future restructuring expenditures will be funded with cash from operations, supplemented on an interim basis, if required, with commercial paper borrowings.
      The projected future cash savings from the restructuring actions announced during 2005 are approximately $64 million during 2006 and $266 million between 2007 and 2010. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses”.

2005 Asset Impairment Charges
      During the fourth quarter of 2005, the Company conducted a strategic review of the Electronic Components segment because certain businesses within the segment were experiencing lower than expected financial results. As a result, the Company recorded an impairment charge amounting to $8.3 million to write down certain long-lived assets to fair value. The applicable assets were written down to their fair values based upon management’s comparison of projected future discounted cash flows generated by each asset to the applicable asset’s carrying value. This impairment was unrelated to the Company’s restructuring activities.
      The long-lived asset impairment coupled with updated financial forecasts generated in the fourth quarter represented an indicator that goodwill may also be impaired. Accordingly, the Company assessed goodwill allocated to the Switches component of the Electronic Components segment and recorded an impairment charge of $214.4 million in the fourth quarter of 2005. (Total asset impairment charges recorded in the Electronics Components segment in the fourth quarter of 2005 were $222.7 million.) The estimated fair value of Switches was computed principally based upon the present value of future cash flows (Discounted Cash Flow Method), historical results and comparative market data. This impairment was also unrelated to the Company’s restructuring activities.
      As a result of the strategic review, described above, the Company has decided to dispose of the Switches component of the Electronic Components segment. The Company is in the process of preparing this business for sale. The Switches business within the Electronic Components segment is reported in continuing operations for the first quarter of 2006.
Liquidity and Capital Resources

Sources and Uses of Cash:

Operating
      The Company used $43.0 million of cash during the first quarter of 2006. During the first quarter of 2005, the Company generated $7.3 million in cash from operating activities. The difference in cash used/generated from operating activities is primarily due to approximately $51 million of additional tax payments.
      In both the first quarter of 2006 and 2005, a $100 million voluntary pre-funding of pension obligations was made.

Investing

Additions to Plant, Property and Equipment:
      Capital expenditures during the first quarter of 2006 were $29.7 million, an increase of $3.3 million from the first quarter of 2005. The increase primarily reflects increased investments by the Defense Electronic & Services and Fluid Technology segments.

Acquisitions:
2006 Acquisitions
      During the first quarter of 2006, the Company spent $23.7 million for the acquisition of a company which is included in the Defense and Electronic Services segment.

Sale of businesses:
      In the first quarter of 2006, the Company completed the sale of its automotive brake & fuel tubing and components business to a privately held company, for net proceeds of $198.9 million. The business, which was a component of the Company’s Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry. Additionally, during the first quarter of 2006, the Company completed the sale of its industrial non-metallic lined pumps and valves business to a private equity investor, for net proceeds of $21.9 million. The business, which was a component of the Company’s Fluid Technology segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical, and pharmaceutical industries. The Company recognized gains on these two transactions totaling approximately $46.5 million.

Sale of Plant, Property and Equipment:
      During the first three months of 2006, the Company generated $4.5 million of cash primarily from the sale of a building in the Fluid Technology Segment. In the first quarter of 2005, the Company generated $3.6 million of cash from the sale of one property.
Financing

	March, 31	December 31,
	2006	2005

	(In millions)
Cash & Cash equivalents	$623.8	$451.0
Total Debt	1,333.9	1,267.7
Net Debt	710.1	816.7
Total Shareholders’ Equity	2,861.2	2,723.4
Total Capitalization (debt plus equity)	4,195.1	3,991.1
Net Capitalization (debt plus equity less cash)	3,571.3	3,540.1
Debt to total capitalization	31.8%	31.8%
Net debt to net capitalization	19.9%	23.1%

Share Repurchases and Other Matters:
      In the first quarter of 2006 and 2005, the Company repurchased 1.4 million and 1.9 million shares for $68.8 million and $82.4 million, respectively, to offset the dilutive effect of exercised stock options.
      On February 21, 2006, the Company effected a two-for-one stock split of its common stock. The financial statements, notes and other references to share and per share data have been restated to reflect the stock split for all periods presented.

Debt and Credit Facilities:
      Debt at March 31, 2006 was $1,333.9 million, compared with $1,267.7 million at December 31, 2005. The change in debt levels primarily reflect the funding of the repurchase of common stock (net of proceeds from the issuance of common stock), dividend payments, and capital expenditures. Cash and cash equivalents were $623.8 million at March 31, 2006, compared to $451.0 million at December 31, 2005. The change in cash levels primarily reflects proceeds received from the sale of businesses.
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

Environmental:
      Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site’s development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At March 31, 2006, the Company’s best estimate is $93.0 million, which approximates the accrual related to the remediation of ground water and soil. The low range estimate for environmental liabilities is $67.4 million and the high range estimate is $149.2 million. On an annual basis the Company spends between $8.0 million and $11.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.
      The Company is currently involved in the environmental investigation and remediation of approximately 56 ongoing sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency (“EPA”) or similar state agency.
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
      For additional details on environmental matters see Note 13, “Commitments and Contingencies,” in the Notes to the Consolidated Condensed Financial Statements.

Employee Benefit Plans:
      The Company sponsors numerous employee pension and welfare benefit plans. The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates (some of which are disclosed in Note 19, “Employee Benefit Plans,” within the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K) and other factors.

Key Assumptions
      The Company determines its expected return on plan assets assumption by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the Plan’s actual historical annual return on assets over the past 10, 15, 20 and 25 years; makes estimates of future returns using a Capital Asset Pricing Model; and evaluates historical broad market returns over the past 75 years based on the Company’s strategic asset allocation, which is detailed in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K.
      Based on the approach described above, the Company estimates the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, the Company’s actual geometric average annual return on plan assets for domestic pension plans stood at 11.4%, 12.3%, 12.0% and 12.0%, for the past 10, 15, 20, and 25 year periods, respectively. The Company’s weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2005, is 8.89%.
      The Company utilizes the assistance of its plan actuaries in determining the discount rate assumption. As a service to its clients, the plan actuaries have developed and published an interest rate yield curve comprised of AAA/ AA bonds with maturities between zero and thirty years. The plan actuaries then discount the annual benefit cash flows of the Company’s pension plan using this yield curve and develop a single-point discount rate matching the plan’s characteristics.
      As a result of this process, at December 31, 2005, the Company lowered the discount rate on its domestic pension plans, which represent about 90% of the Company’s total pension obligations, from 6.00% to 5.75%. The Company’s weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2005, is 5.64%. Also, at December 31, 2005, the Company lowered the discount rate on its postretirement welfare plans from 5.75% to 5.50%.
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
      The Company’s strategic asset allocation target for its U.S. domestic plans apportions 70% of all assets to equity instruments and the remaining 30% to fixed income instruments. At December 31, 2005, the Company’s actual asset allocation was 69.8% in equity instruments, 14.3% in fixed income instruments and 15.8% in hedge funds, with the remainder in cash and other.
      On an annual basis, the Company’s long-term expected return on plan assets will often differ from the actual return on plan assets. The chart below shows actual returns versus the expected long-term returns for the Company’s domestic pension plans that are utilized in the calculation of the net periodic benefit cost.

Please see Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K, for more information.

	2005	2004	2003	2002	2001

Expected Return on Assets	9.00%	9.00%	9.00%	9.75%	9.75%
Actual Return on Assets	13.2%	15.2%	27.5%	(11.4)%	(4.0)%
      The Company’s Defense Electronics & Services segment represents approximately 60% of the active U.S. Salaried Plan participants. As a result, the Company has sought and will continue to seek reimbursement from the Department of Defense for a portion of its pension costs, in accordance with government regulations. U.S. Government Cost Accounting Standards (CAS) govern the extent to which pension costs are allocable to and recoverable under contracts with the U.S. Government. Reimbursements of pension costs are made over time through the pricing of the Company’s products and services on U.S. Government contracts, and therefore, are recognized in the Defense Electronics & Services segment’s net sales.
      Funding requirements under IRS rules are a major consideration in making contributions to our pension plan. With respect to its qualified pension plans, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. The Company contributed $100.0 million in 2005, and an additional $100.0 million in the first quarter of 2006 to the U.S. Master Trust for the U.S. Salaried Pension Plan. Furthermore, we currently estimate that we will not make significant additional contributions to the Company’s U.S. Salaried Pension Plan during the remainder of 2006.
      Assuming that current IRS contribution rules continue to apply in the future, and barring major disruptions in the equity and bond markets, the Company estimates that it will not be required to make mandatory contributions in the 2006 to 2007 timeframe.

Funded Status:
      Funded status is derived by subtracting the value of the projected benefit obligations at December 31, 2005 from the end of year fair value of plan assets. The Company’s U.S. Salaried Pension Plan represents approximately 80% of the Company’s total pension obligation, and therefore the funded status of the U.S. Salaried Pension Plan has a considerable impact on the overall funded status of the Company’s pension plans.
      As more fully described in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements, the funded status for the Company’s U.S. Salaried Plan improved by $121.4 million to $(221.5) million at the end of 2005. Funded status for the Company’s total pension obligations, including foreign and affiliate plans, improved by $117.5 million to $(623.3) million at the end of 2005.
      Funded status at the end of 2006 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis point change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan, which represents about 80% of the Company’s pension obligations, by approximately $132 million. Similarly, every five percentage point change in the actual 2006 rate of return on assets impacts the same plan by approximately $197 million.

Minimum Pension Liability:
      SFAS No. 87 “Employers’ Accounting for Pensions,” (“SFAS No. 87”), requires that a minimum pension liability be recorded if a plan’s market value of assets falls below the plan’s accumulated benefit obligation.
      At December 31, 2005, the Company’s minimum pension liability recorded in shareholders’ equity is $(120.4) million. In 2005, the Company recorded an after-tax increase to its shareholders’ equity of $400.0 million due to the plan’s improved funded status.
      Future recognition or reversal of additional minimum pension liabilities will depend primarily on the rate of return on assets and the prevailing discount rate.

Pension Expense:
      The Company recorded $82.5 million of net periodic pension cost ($83.0 million after considering the effects of curtailment losses and settlements) into its Consolidated Income Statement in 2005, compared with net periodic pension cost of $59.9 million ($63.2 million including curtailments) in 2004. As more fully described in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K, the primary drivers behind the increase in the net periodic pension cost were the effect of the change in the discount rate and the increased amortization of past losses in 2005.
      In 2006, the Company expects to incur approximately $95.4 million of net periodic pension cost that will be recorded into its Consolidated Income Statement. The increase in net periodic pension cost is primarily due to the effect of the change in discount rate, and the higher amortization of past losses.

Revenue Recognition:
      The Company recognizes revenue as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. For the majority of the Company’s sales, title transfers when products are shipped. Under certain circumstances, title passes when products are delivered. In the Defense Electronics & Services segment, certain contracts require the delivery, installation, testing, certification and customer acceptance before revenue can be recorded. Further, some sales are recognized when the customer picks up the product.
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
      Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at March 31, 2006 and 2005 was $49.5 million and $38.7 million, respectively. See Note 14, “Guarantees, Indemnities and Warranties,” in the Notes to Consolidated Condensed Financial Statements for additional details.
Accounting Pronouncements
      On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) issued by the Financial Accounting Standards Board (“FASB”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The provisions of the SFAS No. 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award.
      The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Condensed Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $7.6 million which consisted of stock-based compensation expense related to employee stock options and restricted shares of common stock. There was no stock-based compensation expense related to employee stock options during the three months ended March 31, 2005. See Note 7 “Stock-Based and Long-Term Incentive Employee Compensation” in the Notes to Consolidated Condensed Financial Statements for additional details.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.
      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.
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
      In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with accounting principles generally accepted within the United States. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company’s various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. For disclosure of the Company’s commitments and contingencies, see Note 21, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K.

Forward-Looking Statements
      “Safe Harbor Statement” under the Private Securities Litigation Reform Act of 1995 (“the Act”):
      Certain material presented herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Act. These forward-looking statements include statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated by the Company include general global economic conditions, decline in consumer spending, interest and foreign currency exchange rate fluctuations, availability of commodities, supplies and raw materials, competition, acquisitions or divestitures, changes in government defense budgets, employment and pension matters, contingencies related to actual or alleged environmental contamination, claims and concerns, intellectual property matters, personal injury claims, governmental investigations, tax obligations, and changes in generally accepted accounting principles. Other factors are more thoroughly set forth in Item 1. Business, Item 1 A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements in the ITT Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and other of its filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      There has been no material change in the information concerning market risk as stated in the Company’s 2005 Annual Report on Form 10-K.
Item 4.
CONTROLS AND PROCEDURES
      (a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.
      (b) There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
      The following should be read in conjunction with Note 13 to the unaudited interim consolidated condensed financial statements in Part I of this report, as well as Part I, Item 3 of the Company’s 2005 Annual Report on Form 10-K.
      The Company and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total Number of	Average Price Paid
Period	Shares Purchased(1)	Per Share(2)

1/1/06 – 1/31/06	200,046	$52.63
2/1/06 – 2/28/06	168,600	$52.79
3/1/06 – 3/31/06	1,177,749	$55.30

(1)	All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
      The Company’s strategy for cash flow utilization is to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company’s stock option programs. The remaining cash is then available for strategic acquisitions and discretionary repurchases of the Company’s common stock and repayment of debt.
Item 6.
EXHIBITS
      (a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Industries, Inc.

(Registrant)

By	/s/ Robert J. Pagano, Jr.

Robert J. Pagano, Jr.
Vice President and Corporate Controller
(Principal accounting officer)
May 10, 2006

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Industries, Inc.’s Restated Articles of Incorporation	Incorporated by reference to Exhibit 3 (a) of ITT Industries’ Form 10-Q for the quarter ended June 30, 2005. (CIK No. 216228, File No. 1-5672).

		(b) ITT Industries, Inc.’s By-laws, as amended December 7, 2004	Incorporated by reference to Exhibit 99.2 to ITT Industries’ Form 8-K Current Report dated December 9, 2004. (CIK No. 216228, File No. 1-5672).

(4)		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.

(10)		Material contracts

(10.1)	*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams	Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

(10.5)	*	ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.6)	*	ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.7)	*	ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.8)		1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.9)	*	ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.10)	*	ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.9 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.11)	*	ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.12)	*	ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.13)	*	ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.14)	*	ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.15)	*	ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.16)	*	ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.17)	*	ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).

(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.22)		Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.23)		Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.24)		Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).

(10.25)		Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).

(10.26)		Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).

(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).

(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2005 (CIK No. 216228, File No. 1-5672).

(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2005 (CIK No. 216228, File No. 1-5672).

(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2005. (CIK No. 216228, File No. 1-5672).

(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).

(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).

(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Attached hereto.

(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Attached hereto.

(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Attached hereto.

(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Attached hereto.

(11)		Statement re computation of per share earnings	Not required to be filed.

(12)		Statement re computation of ratios	Not required to be filed.

(18)		Letter re change in accounting principles	None.

(21)		Subsidiaries of the Registrant	Not required to be filed.

(22)		Published report regarding matters submitted to vote of security holders	Not required to be filed.

(24)		Power of attorney	None.

(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Location

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

*	Management compensatory plan