Form 10-Q
period 2006-06-30
ITT CORP
filed 2006-08-07
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5672

ITT CORPORATION

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

As of July 31, 2006, there were outstanding 184,674,678 shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales and revenues	$2,067.9	$1,863.9	$3,954.6	$3,629.8

Costs of sales and revenues	1,491.9	1,353.0	2,875.4	2,649.4
Selling, general, and administrative expenses	295.5	262.5	565.8	525.4
Research and development expenses	43.7	44.6	86.4	88.9
Restructuring and asset impairment charges, net	10.0	5.7	25.1	24.1

Total costs and expenses	1,841.1	1,665.8	3,552.7	3,287.8

Operating income	226.8	198.1	401.9	342.0
Interest expense	21.5	13.9	41.4	34.0
Interest income	4.8	5.5	8.5	19.7
Miscellaneous expense, net	4.2	5.5	9.5	10.5

Income from continuing operations before income tax expense	205.9	184.2	359.5	317.2
Income tax expense	63.5	53.2	109.6	64.8

Income from continuing operations	142.4	131.0	249.9	252.4
Discontinued operations:
(Loss) income from discontinued operations, including tax (benefit) expense of $(0.6), $3.2, $6.8 and $0.1, respectively	(1.5)	6.7	46.9	1.8

Net income	$140.9	$137.7	$296.8	$254.2

Earnings Per Share(1):
Income from continuing operations:
Basic	$0.77	$0.71	$1.35	$1.37
Diluted	$0.76	$0.70	$1.33	$1.34
Discontinued operations:
Basic	$(0.01)	$0.04	$0.26	$0.01
Diluted	$(0.01)	$0.03	$0.25	$0.01
Net income:
Basic	$0.76	$0.75	$1.61	$1.38
Diluted	$0.75	$0.73	$1.58	$1.35
Cash dividends declared per common share	$0.11	$0.09	$0.22	$0.18
Average Common Shares — Basic	184.3	184.5	184.4	184.6
Average Common Shares — Diluted	187.2	188.5	187.5	188.5

(1)	Restated for two-for-one stock split effective February 21, 2006.

The accompanying notes to consolidated condensed financial statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$755.0	$451.0
Receivables, net	1,403.9	1,268.1
Inventories, net	728.3	661.3
Current assets of discontinued operations	—	256.9
Deferred income taxes	74.3	73.6
Other current assets	99.0	69.9

Total current assets	3,060.5	2,780.8

Plant, property, and equipment, net	840.1	837.0
Deferred income taxes	90.9	87.5
Goodwill, net	2,348.4	2,249.1
Other intangible assets, net	209.9	214.8
Other assets	976.5	894.2

Total non-current assets	4,465.8	4,282.6

Total assets	$7,526.3	$7,063.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$869.2	$797.2
Accrued expenses	788.6	745.8
Accrued taxes	147.9	187.1
Notes payable and current maturities of long-term debt	900.1	751.4
Current liabilities of discontinued operations	—	77.9
Other current liabilities	9.7	8.3

Total current liabilities	2,715.5	2,567.7

Pension benefits	442.2	428.3
Postretirement benefits other than pensions	303.7	305.5
Long-term debt	516.2	516.3
Other liabilities	521.7	522.2

Total non-current liabilities	1,783.8	1,772.3

Total liabilities	4,499.3	4,340.0
Shareholders’ Equity:(1)
Common stock:
Authorized 250,000,000 shares, $1 par value per share Outstanding: 184,638,058 shares and 184,637,920 shares	184.2	184.6
Retained earnings	2,871.8	2,666.0
Accumulated other comprehensive income (loss):
Unrealized loss on investment securities and cash flow hedges	(0.6)	(0.5)
Minimum pension liability	(120.4)	(120.4)
Cumulative translation adjustments	92.0	(6.3)

Total accumulated other comprehensive loss	(29.0)	(127.2)

Total shareholders’ equity	3,027.0	2,723.4

Total liabilities and shareholders’ equity	$7,526.3	$7,063.4

(1)	Restated for two-for-one stock split effective February 21, 2006.

The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30,
	2006	2005

Operating Activities
Net income	$296.8	$254.2
(Income) loss from discontinued operations	(46.9)	(1.8)

Income from continuing operations	249.9	252.4
Adjustments to income from continuing operations:
Depreciation and amortization	92.5	96.4
Amortization of stock compensation	11.0	0.6
Restructuring and asset impairment charges, net	25.1	24.1
Payments for restructuring	(29.6)	(21.1)
Change in receivables	(120.2)	(183.0)
Change in inventories	(46.8)	(29.3)
Change in accounts payable and accrued expenses	64.3	99.4
Change in accrued and deferred taxes	(35.9)	15.6
Change in other current and non-current assets	(94.4)	(104.7)
Change in non-current liabilities	1.0	(2.1)
Other, net	4.0	(0.2)

Net cash — operating activities	120.9	148.1

Investing Activities
Additions to plant, property, and equipment	(64.8)	(64.1)
Acquisitions, net of cash acquired	(74.0)	(1.5)
Proceeds from sale of assets and businesses	230.7	7.7
Other, net	(6.3)	—

Net cash — investing activities	85.6	(57.9)

Financing Activities
Short-term debt, net	147.2	163.5
Long-term debt repaid	(1.0)	(4.6)
Long-term debt issued	0.1	0.4
Repurchase of common stock	(130.2)	(118.2)
Proceeds from issuance of common stock	50.9	56.3
Dividends paid	(37.0)	(49.8)
Other, net	12.8	(0.1)

Net cash — financing activities	42.8	47.5

Exchange Rate Effects on Cash and Cash Equivalents	28.6	(21.7)
Net Cash — Discontinued Operations Operating Activities	28.3	13.1
Net Cash — Discontinued Operations Investing Activities	(2.2)	(7.8)

Net change in cash and cash equivalents	304.0	121.3
Cash and cash equivalents — beginning of period	451.0	262.9

Cash and cash equivalents — end of period	$755.0	$384.2

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$36.9	$25.3

Income taxes	$145.6	$49.2

The accompanying notes to consolidated condensed financial statements are an integral part of the above cash flow statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In millions, except share and per share amounts, unless otherwise stated)

1) Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. ITT Corporation (“The Company”) believes that the disclosures made are adequate to make the information presented not misleading. The Company consistently applied the accounting policies described in the Company’s 2005 Annual Report on Form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period presentation.

2) Receivables, Net

Net receivables consist of the following:

	June 30,	December 31,
	2006	2005

Trade	$1,342.5	$1,157.4
Other	93.3	148.8
Less: allowance for doubtful accounts and cash discounts	(31.9)	(38.1)

	$1,403.9	$1,268.1

3) Inventories, Net

Net inventories consist of the following:

	June 30,	December 31,
	2006	2005

Finished goods	$182.1	$158.8
Work in process	283.4	268.8
Raw materials	349.8	316.3
Less: progress payments	(87.0)	(82.6)

	$728.3	$661.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

4) Plant, Property, and Equipment, Net

Net plant, property, and equipment consist of the following:

	June 30,	December 31,
	2006	2005

Land and improvements	$51.9	$57.4
Buildings and improvements	512.9	495.2
Machinery and equipment	1,474.8	1,412.0
Furniture, fixtures and office equipment	227.1	224.5
Construction work in progress	79.0	71.1
Other	66.7	58.2

	2,412.4	2,318.4
Less: accumulated depreciation and amortization	(1,572.3)	(1,481.4)

	$840.1	$837.0

5) Sales and Revenues and Costs of Sales and Revenues

Sales and revenues and costs of sales and revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Product sales	$1,651.2	$1,494.7	$3,158.1	$2,916.5
Service revenues	416.7	369.2	796.5	713.3

Total sales and revenues	$2,067.9	$1,863.9	$3,954.6	$3,629.8

Costs of product sales	$1,139.2	$1,037.1	$2,210.9	$2,035.4
Costs of service revenues	352.7	315.9	664.5	614.0

Total costs of sales and revenues	$1,491.9	$1,353.0	$2,875.4	$2,649.4

The Defense Electronics & Services segment comprises $383.2 and $736.0 of total service revenues for the three and six months ended June 30, 2006, respectively, and $322.7 and $612.4 of total costs of service revenues, respectively, during the same periods. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

The Defense Electronics & Services segment comprises $330.8 and $643.1 of total service revenues for the three and six months ended June 30, 2005, respectively, and $283.3 and $555.4 of total costs of service revenues, respectively, during the same periods. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

6) Comprehensive Income

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended June 30, 2006
Net income			$140.9
Other comprehensive income:
Foreign currency translation adjustments	$79.9	$—	79.9
Unrealized (loss) gain on investment securities and cash flow hedges	(0.2)	0.1	(0.1)

Other comprehensive income	$79.7	$0.1	79.8

Comprehensive income			$220.7

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended June 30, 2005
Net income			$137.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(101.4)	$—	(101.4)

Other comprehensive (loss) income	$(101.4)	$—	(101.4)

Comprehensive income			$36.3

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Six Months Ended June 30, 2006
Net income			$296.8
Other comprehensive income (loss):
Foreign currency translation adjustments (refer to table below)	$98.3	$—	98.3
Unrealized (loss) gain on investment securities and cash flow hedges	(0.2)	0.1	(0.1)

Other comprehensive income	$98.1	$0.1	98.2

Comprehensive income			$395.0

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Six Months Ended June 30, 2005
Net income			$254.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(167.8)	$—	(167.8)
Unrealized (loss) gain on investment securities and cash flow hedges	(0.2)	0.1	(0.1)

Other comprehensive (loss) income	$(168.0)	$0.1	(167.9)

Comprehensive income			$86.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Disclosure of 2006 Foreign Currency Translation Reclassification:
Six Months Ended June 30, 2006
Foreign Currency Translation Adjustments	$114.8
Less: reclassification adjustment for gains included in net income	(16.5)

Net Foreign Currency Translation Adjustments	$98.3

7) Earnings Per Share(1)

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	184.3	184.5	184.4	184.6
Common stock equivalents	2.9	4.0	3.1	3.9

Shares used in the computation of diluted earnings per share	187.2	188.5	187.5	188.5

Options to purchase 790,521 shares of common stock at an average price of $52.67 per share were outstanding at June 30, 2006 but were not included in the computation of diluted EPS for the three months ended June 30, 2006, because the options were antidilutive. These options expire in 2012 and 2013.

Options to purchase 1,207,541 shares of common stock at an average price of $50.18 per share were outstanding at June 30, 2006 but were not included in the computation of diluted EPS for the six months ended June 30, 2006, because the options were antidilutive. These options expire in 2012 and 2013.

There were no significant amounts of outstanding antidilutive common stock options excluded from the computation of diluted EPS for the three months ended June 30, 2005.

Options to purchase 3,530,200 shares of common stock at an average price of $45.54 per share were outstanding but were not included in the computation of diluted EPS for the six months ended June 30, 2005, because the options were antidilutive. These options expire in 2012.

The amount of antidilutive restricted common stock excluded from the computation of diluted EPS for the three and six months ended June 30, 2006 and 2005 was insignificant.

(1)	Restated for two-for-one stock split effective February 21, 2006.

8) Stock-Based and Long-Term Incentive Employee Compensation

At June 30, 2006, the Company has one stock-based employee compensation plan that is issuing new stock options and restricted shares of common stock. The Company has one stock-based employee compensation plan and two stock-based non-employee director’s compensation plans that have stock options and restricted shares outstanding, but no further grants will be made under these plans. The Company also has one long-term incentive plan for eligible levels of management.

The Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 using the modified prospective method described in the accounting standard. SFAS 123R requires the cost of stock options issued as equity awards to be measured at fair value on the grant date and recognized in the income

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

statement. The Company’s Consolidated Condensed Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The total stock-based and long-term incentive employee compensation cost recognized in income for the three and six months ended June 30, 2006 was $5.5 and $18.3, respectively. The total tax benefit related thereto was $1.9 and $6.4, respectively. The total stock-based and long-term incentive employee compensation cost recognized in income for the three and six months ended June 30, 2005 was $6.6 and $15.6, respectively. The total tax benefit related thereto was $2.3 and $5.5, respectively. Total compensation costs capitalized was immaterial for both periods. The incremental stock-based compensation caused net income for the three and six months ended June 30, 2006 to decrease by $3.9 and $6.5, respectively, and basic and diluted earnings per share to decrease by $0.02 and $0.03 per share, respectively. Cash provided by operating activities decreased and cash provided by financing activities increased by $12.7 for the six months ended June 30, 2006 related to excess tax benefits from stock options.

Stock-based compensation expense recognized in the Consolidated Condensed Income Statement for the first half of fiscal 2006 is based on awards ultimately expected to vest. Accordingly, expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123R for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock option awards granted to retirement eligible employees prior to January 1, 2006 were fully vested under the provisions of SFAS 123R on the date of grant but were expensed over the expected service period. Compensation expense for the awards to retirement eligible employees would have otherwise been recognized immediately. As of June 30, 2006, there was $5.4 of unrecognized compensation expense related to these awards. In 2006, the Company modified its vesting conditions for stock option awards to retirement eligible employees that aligned the vesting period with the service period. The Company will continue to recognize compensation expense for all stock-based awards ratably over the expected service period under the provisions of SFAS 123R.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and diluted net income per share had compensation expense for the employee stock-based awards been recorded in the first quarter of 2005 based on the fair value method under SFAS 123R:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income — as reported for the prior period(1)	$137.7	$254.2
Add: Stock-based and long-term incentive employee compensation expense, net of tax benefit, included in net income as reported	4.3	10.1
Less: Total stock-based and long-term incentive employee compensation expense, net of tax benefit, that would have been included in net income if the fair value method had been applied to all awards(2)	(21.9)	(30.3)

Net income, including the effect of stock-based and long-term incentive compensation expense(3)	$120.1	$234.0

Basic earnings per share:
As reported for the prior period(1)	$0.75	$1.38
Including the effect of stock-based and long-term incentive compensation expense(3)	$0.65	$1.27
Diluted earnings per share:
As reported for the prior period(1)	$0.73	$1.35
Including the effect of stock-based and long-term incentive compensation expense(3)	$0.64	$1.24

(1)	Net income and net income per share do not include stock-based compensation expense for employee stock options under SFAS 123R because the Company did not adopt the recognition provisions of SFAS 123R.

(2)	Stock-based compensation expense is calculated based on the pro forma application of SFAS 123R.

(3)	Net income and net income per share represents pro forma information based on SFAS 123R.

Stock Option and Restricted Stock Compensation Plans

The Company’s stock option and restricted share award incentive plans provide for the awarding of options on common shares and restricted common shares to employees. The options are exercisable over seven to ten-year periods, except in certain instances of death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company’s common shares or at six or nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company’s common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. Restricted shares typically vest over a three-year period commencing on the date of grant. The Company makes shares available for the exercise of stock options or the vesting of restricted shares by purchasing shares in the open market or by issuing shares from Treasury. The Company has a policy of repurchasing shares on the open market to offset the dilutive impact of stock option exercises and stock-based awards to employees.

The ITT 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12,200,000.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

As of June 30, 2006, 3,904,119 net shares were available for future grants. During the six months ended June 30, 2006 and 2005, the Company awarded 410,751 and 32,000 restricted shares, respectively, to employees with weighted average restriction periods of 3.0 and 3.8 years, respectively.

The 2003 Equity Incentive Plan replaces the 2002 ITT Stock Option Plan for Non-Employee Directors, the ITT 1996 Restricted Stock Plan for Non-Employee Directors and the 1994 ITT Incentive Stock Plan on a prospective basis. All awards granted under these prior plans will continue to vest and be exercisable in accordance with their original terms; however, no future grants will be made from these prior plans.

A summary of the status of the Company’s stock option and restricted stock awards as of June 30, 2006 and changes during the six months then ended is presented below (shares in thousands):

	Six Months Ended June 30, 2006
	Stock Options		Restricted Shares(1)
		Weighted-		Weighted-
		Average		Average
		Exercise		Grant Date
	Shares	Price	Shares	Fair Value

Outstanding at January 1, 2006	13,143	$32.88	143	$50.29
Granted	582	$52.70	423	$52.76
Exercised/vested	(1,917)	$26.40	—	—
Canceled or expired	(545)	$30.84	—	—

Outstanding at June 30, 2006	11,263	$35.10	566	$52.14

Options exercisable at June 30, 2006	8,330	$30.78	N/A	N/A

Weighted-average fair value of stock options granted during the period		$14.13		N/A

(1)	The table above excludes 250,000 restricted stock units that were granted at a fair value of $41.52. The unrecognized compensation cost associated with these units is $6.9. This cost is expected to be recognized ratably over 4.0 years.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the quarter ended June 30, 2006 and 2005 was $84.9 and $63.3, respectively. The outstanding restricted shares include 38,104 shares issued to non-employee directors in payment of the annual retainer for non-employee directors. This cost is expected to be recognized ratably over a weighted average period of 3.9 years. For the quarter ended June 30, 2006, the amount of cash received from the exercise of stock options was $50.9 with an associated tax benefit realized of $17.7.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The following table summarizes information about the Company’s stock options at June 30, 2006 (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Range of Exercise Prices	Number	Life	Price	Value	Number	Life	Price	Value

$12.44 - 16.66	930	2.5 years	$15.63	$31,499	930	2.5 years	$15.63	$31,499
17.41 - 19.78	1,108	3.8 years	18.86	33,954	1,108	3.8 years	18.86	33,954
25.33 - 29.29	1,183	5.5 years	25.41	28,495	1,183	5.5 years	25.41	28,495
30.91 - 34.56	1,603	6.5 years	31.00	29,661	1,603	6.5 years	31.00	29,661
37.46 - 41.52	2,396	7.6 years	37.90	27,806	2,396	7.6 years	37.90	27,806
42.20 - 45.47	3,252	5.7 years	45.44	13,211	1,107	5.7 years	45.42	4,514
47.41 - 52.68	656	6.6 years	52.19	37	3	6.0 years	47.41	7
53.08 - 57.46	135	6.3 years	54.86	—	—	—	—	—

	11,263			$164,663	8,330			$155,936

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $49.50 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 is 8.3 million. As of June 30, 2005, 12.9 million outstanding options were exercisable, and the weighted average exercise price was $26.49.

At June 30, 2006, there was $53.9 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years.

The Company used the following weighted-average assumptions for grants in the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	0.88%	0.73%	0.84%	0.79%
Expected volatility	25.00%	23.00%	24.04%	23.00%
Expected life	4.5 years	5.1 years	4.8 years	4.6 years
Risk-free rates	5.00%	3.84%	4.73%	3.99%

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

Long-Term Incentive Plan

The ITT 1997 Long-Term Incentive Plan (the “LTIP”), approved by shareholders in 1997, authorizes performance awards to be made to key employees of the Company. The LTIP is considered a liability plan,

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

under the provisions of SFAS 123R. Accordingly, the Company is required to reassess the fair value of its LTIP awards at the end of each reporting period.

Payment, if any, of target cash awards generally will be made at the end of the applicable three-year performance period and will be based on the Company’s performance measured against the total shareholder return performance of other stocks comprising the S&P Industrials Index.

The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of June 30, 2006 was approximately 17.24%. The number of companies included in the applicable benchmark group range from 334 to 362 for the awards outstanding as of June 30, 2006.

At June 30, 2006, there was $25.5 of total unrecognized compensation cost related to non-vested awards granted under the LTIP. This cost is expected to be recognized ratably over a weighted-average period of 1.3 years. The total cash paid to settle the LTIP liability was $17.2 and $16.1 during the first six months of 2006 and 2005, respectively.

9) Restructuring and Asset Impairment Charges

2006 Restructuring Activities

During the second quarter of 2006, the Company recorded a $12.5 restructuring charge, reflecting costs of $5.5 related to new actions, $5.7 related to actions announced during the first quarter of 2006, and $1.3 related to prior year plans.

Components of Second Quarter 2006 Charge

	2006 Actions — Second Quarter Plan				2006 First Quarter
		Other Employee-		Planned Position	Plan	Prior Year Plans
	Severance	Related Costs	Total	Eliminations	Additional Costs	Additional Costs

Fluid Technology	$1.3	$0.1	$1.4	16	$0.7	$—
Defense Electronics & Services	0.8	0.1	0.9	32	—	—
Motion & Flow Control	1.8	0.1	1.9	28	4.7	0.5
Electronic Components	1.0	—	1.0	15	0.3	0.8
Corporate and Other	0.3	—	0.3	2	—	—

	$5.2	$0.3	$5.5	93	$5.7	$1.3

The charges associated with actions announced during the second quarter of 2006, represent a reduction of structural costs in all segments. Planned position eliminations total 93, including 18 factory workers, 67 office workers, and 8 management employees. The costs attributable to the first quarter 2006 plan primarily reflect lease and severance costs. The costs associated with prior year plans primarily reflect additional severance costs.

During the first quarter of 2006, the Company recorded a $15.8 restructuring charge, reflecting costs of $12.8 related to new actions and costs of $3.0 related to prior year plans primarily reflecting additional severance costs.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Components of First Quarter 2006 Charge

	2006 Actions — First Quarter Plan
		Other Employee-			Planned Position	Prior Year Plans
	Severance	Related Costs	Asset Write-offs	Total	Eliminations	Additional Costs

Fluid Technology	$2.3	$1.6	$—	$3.9	122	$0.5
Defense Electronics & Services	2.0	—	—	2.0	60	—
Motion & Flow Control	0.7	—	1.2	1.9	125	0.4
Electronic Components	4.9	—	—	4.9	77	2.1
Corporate and Other	0.1	—	—	0.1	1	—

	$10.0	$1.6	$1.2	$12.8	385	$3.0

These charges represent a reduction of structural costs in all segments, as well as the planned closure of two facilities in the Fluid Technology segment and one facility in the Motion & Flow Control segment. Planned position eliminations total 385, including 238 factory workers, 137 office workers, and 10 management employees. Additional costs of $2.0 related to these actions are expected to be recognized over the remainder of 2006 ($1.2 in the Fluid Technology segment and $0.8 in the Motion & Flow Control segment).

2005 Restructuring Activities

During 2005, the Company recorded a $71.1 restructuring charge, reflecting costs of $69.8 related to new actions and costs of $1.3 related to previous plans.

Components of 2005 Charge

	2005 Actions
			Lease
			Cancellation &
			Other		Planned Position	Prior Year Plans
	Severance	Asset Write-Offs	Costs	Total	Eliminations	Additional Costs

Fluid Technology	$28.8	$1.4	$1.7	$31.9	466	$—
Motion & Flow Control	8.9	—	0.8	9.7	274	—
Electronic Components	25.8	0.1	1.9	27.8	1,246	1.3
Corporate and Other	0.4	—	—	0.4	1	—

	$63.9	$1.5	$4.4	$69.8	1,987	$1.3

These charges represent a reduction of structural costs and closure of four facilities in the Fluid Technology segment, and continued reorganization and closure of three facilities in the Electronic Components segment. In addition, activity in the Motion & Flow Control segment reflected workforce reductions, the consolidation of functions, the transfer of functions from France to Holland and the outsourcing of selected functions to Eastern Europe. Planned position eliminations total 1,987, including 1,325 factory workers, 590 office workers, and 72 management employees.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The following table displays a rollforward of the cash restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Electronic	Corporate
	Technology	& Services	Control	Components	and Other	Total

Balance December 31, 2005	$19.0	$—	$2.9	$10.5	$0.2	$32.6
Additional cash charges for prior year plans	0.5	—	0.9	2.9	—	4.3
Cash payments and other related to prior charges	(12.3)	—	(2.7)	(7.0)	(0.2)	(22.2)
Reversals of prior charges	(0.4)	—	—	(2.6)	—	(3.0)
2006 charges	6.0	2.9	7.3	6.2	0.4	22.8
Reversal of 2006 charges	(0.1)	(0.1)	—	—	—	(0.2)
Cash payments and other related to the 2006 charges	(2.4)	(1.7)	(0.8)	(1.9)	(0.1)	(6.9)

Balance June 30, 2006	$10.3	$1.1	$7.6	$8.1	$0.3	$27.4

The accrual balance at June 30, 2006 of $27.4 includes $20.6 for severance and $6.8 for facility carrying costs and other.

At December 31, 2005 the accrual balance for restructuring activities was $32.6. Cash payments of $29.6 and additional cash charges of $27.1 were recorded in the first half of 2006. Foreign currency translation also added $0.5 to the balance. In addition, management reviewed the Company’s remaining restructuring actions and determined that $3.2 of planned costs would not be incurred. Accordingly, $0.7 and $2.5 of restructuring accruals were reversed into income during the first and second quarters of 2006, respectively.

The following is a reconciliation of employee position eliminations associated with 2005 and 2006 restructuring activities:

Planned reductions as of December 31, 2005 related to 2005 restructuring programs	218
Planned reductions from 2006 actions	478
Actual reductions, January 1 — June 30, 2006	(549)

Planned additional reductions as of June 30, 2006	147

During 2006 the Company announced two planned facility closures in the Fluid Technology segment and one facility closure in the Motion & Flow Control segment. As of the end of the second quarter the two facilities at the Fluid Technology segment remain to be closed.

Actions announced during 2006 and 2005 are expected to be completed during 2006.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Financial Statements of the 2005 Annual Report on Form 10-K, for further discussion of the goodwill impairment charge.

10) Derivative Instruments and Hedging Activities

The nature of the Company’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. As discussed more completely in Note 1, “Summary of Significant Accounting Policies,” and Note 18, “Financial Instruments,” within the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks.

A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders’ equity is not required as no material activity occurred during the first six months of 2006 and 2005. Additional disclosures required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are presented below.

Hedges of Future Cash Flows

There were no foreign currency cash flow hedges outstanding as of June 30, 2006 and December 31, 2005.

Hedges of Recognized Assets, Liabilities and Firm Commitments

During the fourth quarter of 2005, the Company terminated interest rate swaps that were established to manage the interest rate exposure associated with certain long-term debt. The terminated swaps had effectively converted much of the long-term debt mentioned in Note 16 “Debt,” within the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K, from fixed to variable rate borrowings. The fair value of these instruments at the time of termination was $69.5, which will be amortized into income over the remaining terms of the underlying debt, which mature at various dates through 2025. At June 30, 2006 and December 31, 2005, the remaining balance to be accreted into income was $66.3 and $68.7, respectively.

At June 30, 2006 and December 31, 2005, the Company had foreign currency forward contracts with notional amounts of $113.7 and $120.5, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2006 and 2005 contracts were $0.3 and $0.1 at June 30, 2006 and December 31, 2005, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first six months of 2006 and 2005 was $(0.2) in both periods. There were no amounts excluded from the measure of effectiveness.

The fair values associated with the foreign currency contracts have been valued using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

11) Goodwill and Other Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Changes in the carrying amount of goodwill for the quarter ended June 30, 2006, by business segment, are as follows:

		Defense	Motion
	Fluid	Electronics	& Flow	Electronic	Corporate
	Technology	& Services	Control	Components	and Other	Total

Balance as of January 1, 2006	$1,040.8	$947.3	$163.8	$92.2	$5.0	$2,249.1
Goodwill acquired during the period	36.8	23.7	—	—	—	60.5
Other, including foreign currency translation	37.8	—	0.6	0.8	(0.4)	38.8

Balance as of June 30, 2006	$1,115.4	$971.0	$164.4	$93.0	$4.6	$2,348.4

Goodwill of $21.1 as of December 31, 2005 is excluded from the table above and is reflected in current assets of discontinued operations in the Consolidated Balance Sheet as of December 31, 2005. The businesses to which it relates were sold during the first quarter of 2006.

Information regarding the Company’s other intangible assets are as follows:

	June 30,	December 31,
	2006	2005

Finite-lived intangibles —
Customer Relationships	$142.6	$138.8
Proprietary Technology	21.4	20.5
Trademarks	21.4	20.5
Patents and other	48.3	46.2
Accumulated amortization	(52.9)	(40.3)
Indefinite-lived intangibles —
Brands and trademarks	8.2	8.2
Pension related	20.9	20.9

Net intangibles	$209.9	$214.8

Amortization expense related to intangible assets for the six month periods ended June 30, 2006 and 2005 was $12.6 and $9.5, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

2007	2008	2009	2010	2011

$23.2	$20.5	$18.7	$17.2	$16.3

12) Discontinued Operations

2006 Dispositions

In the first quarter of 2006, the Company completed the sale of its automotive brake & fuel tubing and components business to a privately held company, for net proceeds of $198.9. The business, which was a component of the Company’s Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry. Additionally, during the first quarter of 2006, the Company completed the sale of its industrial non-metallic lined pumps and valves business to a private equity investor, for net proceeds of $21.9. The business, which was a component of the Company’s Fluid Technology segment, is a leading

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

manufacturer of pumps and valves for selected segments in the chemical, fine chemical, and pharmaceutical industries. The Company recognized gains on these two transactions totaling approximately $45.0.

Revenues and operating income associated with the disposed discontinued operations were $455.7 and $26.5, respectively, in 2005.

13)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension cost consist of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$24.6	$23.6	$49.3	$47.2
Interest cost	70.6	70.0	141.3	140.0
Expected return on plan assets	(93.3)	(89.8)	(186.6)	(179.6)
Amortization of prior service cost	0.7	1.1	1.3	2.2
Recognized actuarial loss	21.2	17.8	42.4	35.6

Net periodic pension cost	$23.8	$22.7	$47.7	$45.4

Net periodic pension expense increased in the first six months of 2006 as a result of the lower discount rate adopted at year end 2005 leading to a higher amortization of actuarial losses. This was offset by lower average foreign exchange rates and higher expected returns on plan assets due to higher plan asset balances.

The Company contributed approximately $111.5 to its various plans during the first six months of 2006 including a $100.0 discretionary contribution to its U.S. Salaried plan. Additional contributions totaling between $10.0 and $30.0 are expected over the balance of 2006.

The components of net periodic postretirement cost consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$2.1	$1.9	$4.2	$3.8
Interest cost	10.1	10.8	20.2	21.6
Expected return on plan assets	(5.6)	(5.2)	(11.2)	(10.4)
Amortization of prior service benefit	(0.3)	(0.5)	(0.6)	(1.0)
Recognized actuarial loss	2.6	3.6	5.2	7.2

Net periodic postretirement cost	$8.9	$10.6	$17.8	$21.2

Net periodic expense decreased in the first six months of 2006 as a result of recognition of the impact of the Medicare Modernization Act (“MMA”) and higher expected returns on plan assets due to higher plan asset balances, offset by the effect of lower discount rates adopted at year end 2005.

On December 8, 2003, the MMA was signed into law. The MMA introduced a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies, effective January 1, 2006, that elect to provide a retiree a prescription drug benefit which is at least actuarially equivalent to Medicare Part D. There were significant uncertainties regarding the eventual regulations required to implement the MMA as well as the MMA’s overall effect on plan participant’s coverage choices and the related impact on their health care costs which were, in part, answered by regulations issued in 2005. The Company has now determined that a majority of its healthcare plans pass the test of actuarial

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

equivalence and during the fourth quarter of 2005 made application to the Centers for Medicare and Medicaid Services for the subsidy provided under MMA. The MMA subsidy reduced the Accumulated Postretirement Benefit Obligation for the subject plans by approximately $41.0 at December 31, 2005, with the net periodic benefit cost reduced by $2.7 in the first six months of 2006. Other than the effect of the subsidy, there was no expectation that retiree participation would be affected in the short-term given the nature of the Company’s healthcare plans.

See Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K for discussion of postretirement benefits.

14)	Commitments and Contingencies

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

Environmental:

The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K. In management’s opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) or its state equivalent. As of June 30, 2006, the Company is responsible, or is alleged to be responsible, for approximately 57 ongoing environmental investigation and remediation sites in various countries. In many of these proceedings, the Company’s liability is considered de minimis. At June 30, 2006, the Company calculated a best estimate of $92.0, which approximates its accrual, related to the cleanup of soil, soil vapor, and ground water. The low range estimate for its environmental liabilities is $68.2 and the high range estimate for those liabilities is $155.6. On an annual basis the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment system. The operation of the water treatment system is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. As of June 30, 2006, the Company’s accrual for operation of the water treatment plant through 2013 was $9.1 representing its best estimate; its low estimate for the liability is $5.7 and its high estimate is $14.6.

Prior to the 1995 Distribution Agreement, the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $4.0 and $17.9. The Company has accrued $6.6 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred as early as the 1930’s. The Company’s current estimates for its exposure are between $6.7 and $14.4. It has an accrual for this matter of $10.4 which represents its best estimate of its current liabilities. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs.

The Company operated a facility in Rochester, New York called Rochester Form Machine from 1979 — 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003 the Company, through its subsidiary ITT Fluid Handling Systems entered into an Order on Consent with New York State Department of Environmental Conservation to investigate and remediate facility related impacts to soil, soil vapor and ground water. As of June 30, 2006 the Company’s current estimates for this exposure are between $3.1 and $11.9. It has an accrual for this matter of $4.8 which represents its best estimate of its current liabilities. The Company will pursue claims against certain other PRPs who may share responsibility for impacts.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the four listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in 2006. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Our Defense Electronics & Services segment is subject to the export control regulations of the U.S. Department of State and the Department of Commerce. Currently, the U.S. Attorney for the Western District of Virginia is investigating ITT Night Vision’s compliance with International Traffic in Arms Regulations. The Company is cooperating with the investigation and recently, with the Government’s consent, it began its own investigation of Night Vision’s compliance with the federal laws utilizing outside counsel. Data and information derived from the investigation is shared with the U.S. Attorney. The Company will continue to assist the Government in its investigation, however at this time, it is not possible to predict the outcome of the investigation or what action, if any, the Government may take at the conclusion of the investigation.

15)	Guarantees, Indemnities and Warranties

Guarantees & Indemnities

In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at June 30, 2006 the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at June 30, 2006 the Company has an accrual of $14.0 which is its best estimate of the potential exposure.

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

The Company provided a performance bond guarantee in the amount of $10.0 related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0. At June 30, 2006, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At June 30, 2006, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

The Company has a number of individually immaterial guarantees outstanding at June 30, 2006, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

Product Warranties

Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. At June 30, 2006, the Company has a product warranty accrual in the amount of $50.9.

Product Warranty Liabilities

		Accruals for
		Product	Changes in Pre-Existing
	Beginning Balance	Warranties Issued	Warranties Including		Ending Balance
	January 1	in the Period	Changes in Estimates	(Payments)	June 30

2006	$44.5	$17.9	$0.5	$(12.0)	$50.9
2005	$38.5	$15.2	$(1.4)	$(14.0)	$38.3

16)	Acquisitions

2006 Acquisitions

During the first six months of 2006, the Company spent $74.0, net of cash received, primarily for the acquisition of the following:

•	A privately held company, included in the Defense Electronics & Services segment, which is a leading provider of semiconductor design services, intellectual property and product. Management believes the technology will help the Company lead the way in providing a new generation of radios for the modern soldier. As of June 30, 2006, the Company has preliminarily assigned values to the assets and liabilities of the acquired business; however, the allocation is subject to further refinement. As of June 30, 2006, the excess purchase price over the fair value of net assets acquired of $23.7 is recorded as goodwill.

•	F.B. Leopold Company, included in the Fluid Technology segment, which primarily serves municipal and industrial water and wastewater treatment facilities. Management believes this acquisition will expand ITT’s ability to provide pre-treatment filtration technology for surface water, reuse and desalination. As of June 30, 2006, the Company has preliminarily assigned values to the assets and liabilities of the acquired business; however, the allocation is subject to further refinement. As of June 30, 2006, the excess purchase price over the fair value of net assets acquired of $37.1 is recorded as goodwill.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

17)	Business Segment Information

Unaudited financial information of the Company’s business segments for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30, 2006
		Defense	Motion &
	Fluid	Electronics &	Flow	Electronic	Corporate
	Technology	Services	Control	Components	and Other	Total

Sales and revenues	$765.3	$918.5	$188.1	$200.8	$(4.8)	$2,067.9
Operating income (expense)	$101.3	$100.6	$30.9	$21.3	$(27.3)	$226.8
Segment operating margin	13.2%	11.0%	16.4%	10.6%	—	12.3%
Total assets	$2,733.1	$2,045.5	$565.8	$504.1	$1,677.8	$7,526.3

	Three Months Ended June 30, 2005
		Defense	Motion &
	Fluid	Electronics &	Flow	Electronic	Corporate
	Technology	Services	Control	Components	and Other	Total

Sales and revenues	$724.7	$779.5	$181.6	$181.7	$(3.6)	$1,863.9
Operating income (expense)	$93.3	$84.9	$37.3	$5.7	$(23.1)	$198.1
Segment operating margin	12.9%	10.9%	20.5%	3.1%	—	11.9%
Total assets	$2,468.3	$1,868.8	$507.7	$742.4	$1,914.4	$7,501.6

	Six Months Ended June 30, 2006
		Defense	Motion &
	Fluid	Electronics &	Flow	Electronic	Corporate
	Technology	Services	Control	Components	and Other	Total

Sales and revenues	$1,451.0	$1,749.6	$376.4	$385.8	$(8.2)	$3,954.6
Operating income (expense)	$164.6	$196.4	$66.8	$28.8	$(54.7)	$401.9
Segment operating margin	11.3%	11.2%	17.7%	7.5%	—	11.5%
Total assets	$2,733.1	$2,045.5	$565.8	$504.1	$1,677.8	$7,526.3

	Six Months Ended June 30, 2005
		Defense	Motion &
	Fluid	Electronics &	Flow	Electronic	Corporate
	Technology	Services	Control	Components	and Other	Total

Sales and revenues	$1,354.8	$1,555.2	$371.6	$355.4	$(7.2)	$3,629.8
Operating income (expense)	$147.9	$162.7	$68.9	$6.8	$(44.3)	$342.0
Segment operating margin	10.9%	10.5%	18.5%	1.9%	—	10.6%
Total assets	$2,468.3	$1,868.8	$507.7	$742.4	$1,914.4	$7,501.6

18)	Quarterly Financial Periods

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Business Overview

ITT Corporation (“The Company”) is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. The Company’s four principal operating segments are Fluid Technology, Defense Electronics & Services, Motion & Flow Control and Electronic Components.

The Company looks to expand its key growth platforms through both organic and acquisition growth. These growth platforms include Water and Wastewater Transport and Advanced Water Treatment in the Fluid Technology segment; Defense Electronics, Advanced Engineering & Sciences and Space Imaging and Surveillance, and Systems in the Defense Electronics & Services segment; and marine and leisure in the Motion & Flow Control segment. In addition to its growth initiatives, the Company employs the ITT Management System in pursuit of operational excellence. The Company has a number of strategic initiatives aimed at enhancing its operating performance, including global sourcing, footprint realignment, six sigma and lean fulfillment.

The Company forecasts consolidated revenues for 2006 to be between $8.08 billion and $8.17 billion. Segment operating margin for 2006 is forecasted to be between 12.2% and 12.4%.

Summarized below is information on each of our four business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges and areas of focus and selected financial data.

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions. Markets served and goods and services provided include: Residential & Commercial Water (pumps and accessories for residential, municipal and commercial applications), Building Trades (products for environmental control in buildings and for building services), Wastewater Handling (submersible pumps and mixers for sewage and wastewater treatment facilities), Advanced Water Treatment (biological\ozone\UV treatment systems for municipal and industrial wastewater treatment), and Industrial & BioPharm (pumps\valves for the industrial, mining, chemical, pulp and paper/solutions for process modules, skid systems and stainless steel vessels).

Factors that could impact Fluid Technology’s financial results include: broad economic conditions in markets served, weather conditions, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include: new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases. The Company forecasts revenues for the Fluid Technology segment to be between $3.00 billion and $3.04 billion with an operating income margin rate of 12.9% to 13.0%.

Defense Electronics & Services

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

Factors that could impact Defense Electronics & Services financial results include: the level of defense funding by domestic and foreign governments, the Company’s ability to receive contract awards and the ability to develop and market products and services for customers outside of traditional markets. Primary areas of business focus include: new or improved product offerings, new contract wins, successful program execution and capacity expansion for 2006. The Company forecasts revenues for the Defense Electronics & Services segment to be between $3.67 billion and $3.70 billion with an operating income margin rate of 11.2% to 11.4%.

Motion & Flow Control

Motion & Flow Control is comprised of a group of units operating in the motion control and flow control market segments. Markets served and goods and services provided for the Motion Control businesses include: the design and manufacture of friction pads for braking applications, the production of pumps and related products for the leisure marine and recreational vehicle markets, pumps and components for beverage applications and the design and manufacturing of jets, pumps and other components for whirlpool baths and hot tub spas. Markets served and goods and services provided for the Flow Control businesses include: valves, actuators and switches for the commercial, military, regional, business and general aviation markets; switches and regulators for the oil and gas, power generation and chemical markets; and pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

The Motion & Flow Control business financial results are driven by the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, weather conditions and raw material prices. Primary areas of business focus include: expansion into adjacent markets, new product development, manufacturing footprint optimization and lean fulfillment. The Company forecasts revenues for the Motion & Flow Control segment to be between $690 million and $705 million with an operating income margin rate of 19.5% to 19.7%.

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

The Electronic Components business financial results are driven by economic conditions in its major markets, success of new product development, product life in the mobile phone markets and changes in technology. Primary areas of business focus include: global sourcing of direct material purchases, manufacturing footprint rationalization and new product development. The Company forecasts revenues for the Electronic Components segment to be between $720 million and $740 million with an operating income margin rate of 7.8% to 8.1%.

Consolidated Financial Results

Sales and Revenues	2006	2005	% Change
	(In millions of dollars)

Three months ended June 30	$2,067.9	$1,863.9	10.9%

Six months ended June 30	$3,954.6	$3,629.8	8.9%

The Company’s revenues grew 10.9% in the second quarter of 2006 compared to the comparable prior year quarter. Higher volume in all business segments contributed 10.4% of the growth. Foreign currency translation and acquisitions contributed 0.5% of the growth.

The Company’s revenues grew 8.9% during the first six months of 2006 compared to the comparable prior year period. Higher volume in all business segments and acquisitions contributed 9.5% and 0.3% of the growth, respectively. Foreign currency translation offset 0.9% of the growth.

Costs of Sales and Revenues	2006	2005	% Change
	(In millions of dollars)

Three Months Ended June 30:
Costs of sales and revenues	$1,491.9	$1,353.0	10.3%
Percentage of Sales	72.1%	72.6%	N/A

Six Months Ended June 30:
Costs of sales and revenues	$2,875.4	$2,649.4	8.5%
Percentage of Sales	72.7%	73.0%	N/A

The Company’s costs of sales and revenues (“CGS”) increased $138.9 million or 10.3% in the second quarter of 2006 compared to the applicable prior year period. In the first half of 2006, CGS increased $226.0 million or 8.5%. These increases are primarily due to higher volume in all segments. Process improvements partially offset the increase in costs of sales and revenues.

Selling, General and Administrative Expenses	2006	2005	% Change
	(In millions of dollars)

Three Months Ended June 30:
Selling, General and Administrative Expenses	$295.5	$262.5	12.6%
Percentage of Sales	14.3%	14.1%	N/A

Six Months Ended June 30:
Selling, General and Administrative Expenses	$565.8	$525.4	7.7%
Percentage of Sales	14.3%	14.5%	N/A

Selling, general and administrative expenses (“SG&A”) increased $33.0 million, or 12.6% in the second quarter of 2006 compared to the second quarter of 2005. In the first half of 2006, SG&A increased $40.4 million, or 7.7% compared to the first half of 2005. The increases primarily reflect the recognition of employee stock compensation and other administrative expenses during 2006. Higher marketing costs in the Defense Electronics & Services and Fluid Technology segments also contributed to the increase in expenses.

Research & Development	2006	2005	% Change
	(In millions of dollars)

Three Months Ended June 30:
Internally funded	$43.7	$44.6	(2.0)%
Percentage of Sales	2.1%	2.4%	N/A

Six Months Ended June 30:
Internally funded	$86.4	$88.9	(2.8)%
Percentage of Sales	2.2%	2.4%	N/A

Research and Development expenses (“R&D”) decreased $0.9 million, or 2.0% during the second quarter of 2006 compared to the applicable 2005 period. R&D decreased $2.5 million, or 2.8% for the first half of 2006 compared to the applicable prior year periods. The decreases are attributable to the timing of project spending.

During the second quarters of 2006 and 2005, the Company recorded $12.5 million and $5.9 million of restructuring charges, respectively, to streamline its operating structure. Additionally, during the second quarters of 2006 and 2005, $2.5 million and $0.2 million of restructuring accruals were reversed into income as management deemed that certain cash expenditures would not be incurred. See the section entitled “Restructuring and Asset Impairment Charges” and Note 9, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Condensed Financial Statements for additional information.

During the first six months of 2006 and 2005, the Company recorded $28.3 million and $24.3 million restructuring charges to streamline its operating structure. Additionally, during the first six months of 2006 and 2005, $3.2 million and $0.2 million of restructuring accruals were reversed into income as management deemed that certain cash expenditures would not be incurred. See the section entitled “Restructuring and Asset Impairment Charges” and Note 9, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating income for the second quarter of 2006 was $226.8 million, an increase of $28.7 million, or 14.5%, compared to $198.1 million for 2005. Operating income for the first six months of 2006 was $401.9 million, an increase of $59.9 million, or 17.5%, compared to $342.0 million for 2005. The increases are primarily due to higher volume, partially offset by increased SG&A expenses.

Segment operating margin for the second quarter of 2006 was 12.3%, or 40 basis points, above the comparable prior year period. Segment operating margin for the first half of 2006 was 11.5%, or 90 basis points, above the comparable prior year period. The variances in segment operating margins are primarily due to improved operating efficiencies in most segments.

Interest expense during the second quarter of 2006 was $21.5 million, an increase of $7.6 million, or 54.7% from the comparable prior year period. Interest expense during the first half of 2006 was $41.4 million, an increase of $7.4 million, or 21.8% from the comparable prior year period. The increases primarily reflect higher interest rates.

During the second quarter of 2006, interest income decreased $0.7 million, or 12.7%, compared to the comparable 2005 period. During the first six months of 2006, interest income decreased $11.2 million, or 56.9%. The decrease reflects the recognition of interest income during 2005 associated with settlements of tax issues related to the 1998 through 2000 audit cycle, interest income associated with the settlement of a legacy issue during 2005, and the termination of the Company’s interest rate swaps during the fourth quarter of 2005.

During the second quarter of 2006, income tax expense was $63.5 million compared to $53.2 million for the comparable prior year period. The variance reflects higher taxable income in 2006 and a 50 basis point increase to the Company’s effective tax rate in 2006 due to a higher mix of domestic earnings. During the first half of 2006, income tax expense was $109.6 million compared to $64.8 million for the comparable prior year period. The variances primarily reflect the recognition of tax settlements during 2005 totaling approximately $30 million, higher taxable income, and a higher effective tax rate.

Income from continuing operations was $142.4 million, or $0.76 per diluted share for the second quarter of 2006 compared to $131.0 million, or $0.70 per diluted share for the comparable 2005 period. For the first half of 2006 income from continuing operations was $249.9 million, or $1.33 per diluted share compared to $252.4 million, or $1.34 per diluted share. The variances from the applicable prior year periods reflect the results discussed above.

During the second quarter of 2006, the Company recognized a $1.5 million loss from discontinued operations compared to $6.7 million of income from discontinued operations during the comparable prior year period. The 2006 results reflect additional activity associated with the sale of the Company’s automotive brake & fuel tubing and components business. The 2005 results primarily reflect income from the Company’s automotive brake & fuel tubing and components business.

During the first half of 2006, the Company recognized $46.9 million of income from discontinued operations compared to income of $1.8 million in the comparable prior year period. The increase in 2006 income primarily relates to a $45.0 million gain recognized on the sale of the Company’s automotive brake & fuel tubing and components business and the Company’s industrial non-metallic lined pumps and valves business.

Segment Review

			Operating		Operating
	Revenue		Income		Margin
Three Months Ended June 30,	2006	2005	2006	2005	2006	2005
	(In millions of dollars)

Fluid Technology	$765.3	$724.7	$101.3	$93.3	13.2%	12.9%
Defense Electronics & Services	918.5	779.5	100.6	84.9	11.0%	10.9%
Motion & Flow Control	188.1	181.6	30.9	37.3	16.4%	20.5%
Electronic Components	200.8	181.7	21.3	5.7	10.6%	3.1%
Corporate and Other	(4.8)	(3.6)	(27.3)	(23.1)	—	—

Total	$2,067.9	$1,863.9	$226.8	$198.1	12.3%	11.9%

			Operating		Operating
	Revenue		Income		Margin
Six Months Ended June 30,	2006	2005	2006	2005	2006	2005
	(In millions of dollars)

Fluid Technology	$1,451.0	$1,354.8	$164.6	$147.9	11.3%	10.9%
Defense Electronics & Services	1,749.6	1,555.2	196.4	162.7	11.2%	10.5%
Motion & Flow Control	376.4	371.6	66.8	68.9	17.7%	18.5%
Electronic Components	385.8	355.4	28.8	6.8	7.5%	1.9%
Corporate and Other	(8.2)	(7.2)	(54.7)	(44.3)	—	—

Total	$3,954.6	$3,629.8	$401.9	$342.0	11.5%	10.6%

Fluid Technology

The Fluid Technology segment had revenues in the second quarter of 2006 of $765.3 million, an increase of 5.6% from the comparable 2005 period. Revenue growth of 4.3% represented contributions from existing businesses, primarily the water/wastewater and building trades businesses. Revenues from an acquisition and foreign currency translation accounted for 0.8% and 0.5% of revenue growth, respectively. During the first half of 2006, the Fluid Technology segment had revenues of $1,451.0 million, an increase of 7.1% from the comparable prior year period. Revenue growth of 7.4% represented contributions from existing businesses, primarily the water/wastewater, industrial and building trades businesses. Revenues from an acquisition accounted for 0.8% of revenue growth, and foreign currency translation reduced revenue growth by 1.1%.

Operating income increased $8.0 million or 8.6% during the second quarter of 2006 compared to the second quarter of 2005. Higher volume and operational efficiencies represent 8.6% of growth. Foreign currency translation and contributions from an acquisition also provided operating income growth of 1.0% and 0.6%, respectively. The recognition of stock compensation during 2006 and higher restructuring charges lowered operating income by (1.5%) and (0.1%), respectively. During the first half of 2006 operating income was $164.6 million, or 11.3% higher than the comparable prior year period. Higher volume and operational efficiencies represent 10.9% of growth. Lower restructuring charges and contributions from an acquisition contributed 1.6% and 1.1% of growth, respectively. The recognition of stock compensation during 2006 and foreign currency translation lowered operating income by (1.5%) and (0.8%), respectively.

Defense Electronics & Services

The Defense Electronics & Services segment increased revenues 17.8% during the second quarter of 2006 to $918.5 million and increased revenues 12.5% during the first half of 2006. Higher volume in the services, tactical communications, night vision and electronic systems businesses were the primary drivers of growth. Lower volume in the space systems business partially offset the revenue gain in the first half of 2006.

In the second quarter of 2006, operating income of $100.6 million increased $15.7 million or 18.5% compared to 2005. Operating efficiencies plus higher volume drove income growth of 21.4%, partially offset by incremental restructuring costs (0.9%) and stock-based compensation (2.0%). During the first half of 2006, operating income of $196.4 million increased $33.7 million, or 20.7%. Operating efficiencies plus higher volume drove income growth of 24.2%, partially offset by incremental restructuring costs (1.7%) and stock-based compensation (1.8%).

Motion & Flow Control

Motion & Flow Control revenues increased 3.6% to $188.1 million in the second quarter of 2006, primarily driven by increased volume in the friction material and aerospace businesses. Revenues for the first half of 2006 increased $4.8 million, or 1.3% from the comparable prior year period. Revenue growth of 4.2% was generated by higher volume, primarily in the aerospace controls and marine and leisure businesses, partially offset by volume reductions in the shocks business. Additionally, foreign currency translation offset 2.9% of revenue growth.

Operating income decreased $6.4 million or 17.2% in 2006 compared to the second quarter of 2005. Higher restructuring costs and the recognition of stock-based compensation in 2006 accounted for (17.7%) and (1.1%) of income deterioration, respectively. Partially offsetting these declines were higher volume and operating efficiencies, which resulted in 1.6% of operating income growth. During the first half of 2006, operating income decreased $2.1 million, or (3.0%) from the comparable prior year period. Higher restructuring costs, foreign currency translation, and the recognition of stock-based compensation resulted in (6.4%), (3.1%) and (0.9%) of income deterioration, respectively. This was partially offset by higher volume and operating efficiencies, which resulted in 7.4% of operating income growth.

Electronic Components

The Electronic Components segment’s revenue increased 10.5% to $200.8 million in 2006 compared to the second quarter of 2005. Higher volume in both the Connectors and Switches businesses contributed 10.1% of growth. Foreign currency translation contributed 0.4% of revenue growth. During the first half of 2006 the Electronic Components segment’s revenue increased 8.6% to $385.8 million compared to the applicable prior year period. Higher volume in both the Connectors and Switches businesses contributed 9.9% of growth. Foreign currency translation partially offset (1.3%) of revenue growth.

Operating income increased $15.6 million in the second quarter of 2006 compared to the second quarter of 2005. The increase reflects higher volume and improved operating efficiencies and lower restructuring costs. The recognition of stock compensation during 2006 partially offset the increase in operating income. During the first half of 2006 operating income increased $22.0 million compared to the applicable prior year period. The increase reflects higher volume and improved operating efficiencies and lower restructuring costs. Foreign currency translation and the recognition of stock compensation during 2006 partially offset the increase in operating income.

Corporate and Other

Corporate expenses increased $4.2 million, or 18.2% in the second quarter of 2006 compared to the second quarter of 2005. The increase primarily reflects additional accruals for legacy environmental matters in a disposed company. During the first half of 2006, corporate expenses increased 23.5% from the comparable prior year period to $54.7 million. The increases reflect the recognition of stock based compensation in 2006, additional accruals for legacy environmental matters in a disposed company and the cost of global initiatives, including supply chain management.

Restructuring and Asset Impairment Charges

2006 Restructuring Activities

During the second quarter of 2006, the Company recorded a $12.5 million restructuring charge, reflecting costs of $5.5 million related to new actions, $5.7 million related to actions announced during the first quarter of 2006, and $1.3 million related to prior year plans. The costs attributable to the first quarter of 2006 primarily reflect lease costs and severance. The costs associated with prior year plans primarily reflect additional severance costs.

Additionally, the Company reversed $2.5 million of restructuring accruals that management determined would not be required.

Components of Second Quarter 2006 Charge

	2006 Actions — Second Quarter Plan				2006 First Quarter Plan	Prior Year Plans
		Other Employee-		Planned Position
	Severance	Related Costs	Total	Eliminations	Additional Costs	Additional Costs

Fluid Technology	$1.3	$0.1	$1.4	16	$0.7	$—
Defense Electronics & Services	0.8	0.1	0.9	32	—	—
Motion & Flow Control	1.8	0.1	1.9	28	4.7	0.5
Electronic Components	1.0	—	1.0	15	0.3	0.8
Corporate and Other	0.3	—	0.3	2	—	—

	$5.2	$0.3	$5.5	93	$5.7	$1.3

The charges associated with actions announced during the second quarter of 2006, represent a reduction of structural costs in all segments. Planned position eliminations total 93, including 18 factory workers, 67 office workers, and 8 management employees.

Payments of $1.2 million were made during 2006 related to actions announced for the Second Quarter Plan.

The projected future savings from restructuring actions announced during the second quarter of 2006 are approximately $4 million during 2006 and $35 million between 2007 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

During the first quarter of 2006, the Company recorded a $15.8 million restructuring charge, reflecting costs of $12.8 million related to new actions and costs of $3.0 million related to prior year plans. Additionally, the Company reversed $0.7 million of restructuring accruals that management determined would not be required.

Components of First Quarter 2006 Charge

	2006 Actions — First Quarter Plan					Prior Year Plans
		Other Employee-			Planned Position
	Severance	Related Costs	Asset Write-offs	Total	Eliminations	Additional Costs

Fluid Technology	$2.3	$1.6	$—	$3.9	122	$0.5
Defense Electronics & Services	2.0	—	—	2.0	60	—
Motion & Flow Control	0.7	—	1.2	1.9	125	0.4
Electronic Components	4.9	—	—	4.9	77	2.1
Corporate and Other	0.1	—	—	0.1	1	—

	$10.0	$1.6	$1.2	$12.8	385	$3.0

These charges represent a reduction of structural costs in all segments, as well as the planned closure of two facilities in the Fluid Technology segment and one facility in the Motion & Flow Control segment. Planned position eliminations total 385, including 238 factory workers, 137 office workers, and 10 management employees. Additional costs of $2.0 million related to these actions are expected to be recognized over remainder of 2006 ($1.2 million in the Fluid Technology segment and $0.8 million in the Motion & Flow Control segment).

During the first half of 2006, the Company made $5.7 million of payments attributable to actions announced during the first quarter of 2006.

The projected future savings from restructuring actions announced during the first quarter of 2006 are approximately $13 million during 2006 and $101 million between 2007 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

2005 Restructuring Activities

During 2005, the Company recorded a $71.1 million restructuring charge, reflecting costs of $69.8 million related to new actions and costs of $1.3 million related to previous plans.

Components of 2005 Charge

	2005 Actions					Prior Year Plans
			Lease
			Cancellation &		Planned Position
	Severance	Asset Write-Offs	Other Costs	Total	Eliminations	Additional Costs

Fluid Technology	$28.8	$1.4	$1.7	$31.9	466	$—
Motion & Flow Control	8.9	—	0.8	9.7	274	—
Electronic Components	25.8	0.1	1.9	27.8	1,246	1.3
Corporate and Other	0.4	—	—	0.4	1	—

	$63.9	$1.5	$4.4	$69.8	1,987	$1.3

These charges represent a reduction of structural costs and closure of four facilities in the Fluid Technology segment, and continued reorganization and closure of three facilities in the Electronic Components segment. In addition, activity in the Motion & Flow Control segment reflected workforce reductions, the consolidation of functions, the transfer of functions from France to Holland and the outsourcing of selected functions to Eastern Europe. Planned position eliminations total 1,987, including 1,325 factory workers, 590 office workers, and 72 management employees.

During the first half of 2006, the Company made $21.6 million of payments attributable to restructuring actions announced during 2005.

The projected future savings from restructuring actions announced during 2005 are approximately $66 million during 2006 and $269 million between 2007 and 2010. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

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

As a result of the strategic review, described above, the Company has decided to dispose of the Switches component of the Electronic Components segment. The Company is in the process of preparing this business for sale. The Switches business within the Electronic Components segment is reported in continuing operations for all periods presented.

Liquidity and Capital Resources

Sources and Uses of Cash:

Operating

The Company generated $120.9 million of cash from operating activities during the six months of 2006. During the first six months of 2005, the Company generated $148.1 million in cash from operating activities. The difference in cash generated from operating activities is primarily due to approximately $96.4 million of additional tax payments in 2006, mainly resulting from higher domestic income, partially offset by $62.8 million decrease in cash invested in accounts receivable.

In both the first six months of 2006 and 2005, a $100 million voluntary pre-funding of pension obligations was made.

Investing

Additions to Plant, Property and Equipment:

Capital expenditures during the first six months of 2006 were $64.8 million, an increase of $0.7 million from the first six months of 2005. The increase primarily reflects increased investments by the Defense Electronic & Services segment.

Acquisitions:

2006 Acquisitions

During the first six months of 2006, the Company spent $74.0 million primarily for the acquisitions of two companies, one of which is included in the Defense and Electronic Services segment and one which is included in the Fluid Technology segment.

Sale of Businesses:

In the first quarter of 2006, the Company completed the sale of its automotive brake & fuel tubing and components business to a privately held company, for net proceeds of $198.9 million. The business, which was a component of the Company’s Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry. Additionally, during the first quarter of 2006, the Company completed the sale of its industrial non-metallic lined pumps and valves business to a private equity investor, for net proceeds of $21.9 million. The business, which was a component of the Company’s Fluid Technology segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical, and pharmaceutical Corporation. The Company recognized gains on these two transactions totaling approximately $45.0 million.

Sale of Plant, Property and Equipment:

During the first six months of 2006, the Company generated $3.7 million of cash from the sale of one building in the Fluid Technology segment, and $2.8 million from the sale of land in the Motion & Flow Control segment. The remaining $3.4 million of proceeds was generated from the sale of plant and equipment across several segments. In the first six months of 2005, the Company generated $2.5 million of cash from the sale of one property and $5.2 million for the sale of plant and equipment.

Financing

	June 30,	December 31,
	2006	2005
	(In millions)

Cash & Cash equivalents	$755.0	$451.0
Total Debt	1,416.3	1,267.7
Net Debt	661.3	816.7
Total Shareholders’ Equity	3,027.0	2,723.4
Total Capitalization (debt plus equity)	4,443.3	3,991.1
Net Capitalization (debt plus equity less cash)	3,688.3	3,540.1
Debt to total capitalization	31.9%	31.8%
Net debt to net capitalization	17.9%	23.1%

Share Repurchases and Other Matters:

In the first six months of 2006 and 2005, the Company repurchased 2.3 million and 2.8 million shares for $130.2 million and $118.2 million, respectively, to offset the dilutive impact of stock-based awards to employees.

On February 21, 2006, the Company effected a two-for-one stock split of its common stock. The financial statements, notes and other references to share and per share data have been restated to reflect the stock split for all periods presented.

Debt and Credit Facilities:

Debt at June 30, 2006 was $1,416.3 million, compared with $1,267.7 million at December 31, 2005. The change in debt levels primarily reflect the partial funding of the repurchase of common stock (net of proceeds from the issuance of common stock), dividend payments, and capital expenditures. Cash and cash equivalents were $755.0 million at June 30, 2006, compared to $451.0 million at December 31, 2005. The change in cash levels primarily reflects proceeds received from the sale of businesses and cash generated from operating activities.

Critical Accounting Policies

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies or estimates during the first six months of 2006.

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

The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Condensed Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based and long-term employee compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $5.5 million and $18.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options and restricted shares of common stock and long term employee compensation. There was no stock-based compensation expense related to employee stock options during the three months ended June 30, 2005. See Note 8, “Stock-Based and Long-Term Incentive Employee Compensation” in the Notes to Consolidated Condensed Financial Statements for additional details.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

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

Forward-Looking Statements

“Safe Harbor Statement” under the Private Securities Litigation Reform Act of 1995 (“the Act”):

Certain material presented herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Act. These forward-looking statements include statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated by the Company include general global economic conditions, decline in consumer spending, interest and foreign currency exchange rate fluctuations, availability of commodities, supplies and raw materials, competition, acquisitions or divestitures, changes in government defense budgets, employment and pension matters, contingencies related to actual or alleged environmental contamination, claims and concerns, intellectual property matters, personal injury claims, governmental investigations, tax obligations, and changes in generally accepted accounting principles. Other factors are more thoroughly set forth in Item 1. Business, Item 1 A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements in the ITT Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and other of its filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in the Company’s 2005 Annual Report on Form 10-K.

Item 4.
CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b) There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

The following should be read in conjunction with Note 14 to the unaudited interim consolidated condensed financial statements in Part I of this report, as well as Part I, Item 3 of the Company’s 2005 Annual Report on Form 10-K.

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

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of	Average Price Paid
Period	Shares Purchased(1)	Per Share(2)

4/1/06 – 4/30/06	107,517	$54.65
5/1/06 – 5/31/06	230,171	$55.89
6/1/06 – 6/30/06	33,834	$49.71

(1)	All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

The Company’s strategy for cash flow utilization is to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company’s stock option programs. The remaining cash is then available for strategic acquisitions and discretionary repurchases of the Company’s common stock and repayment of debt.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on May 9, 2006, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

	Votes
	For	Withheld

Curtis J. Crawford	152,069,360	2,321,638
Christina A. Gold	152,526,221	1,864,777
Ralph F. Hake	152,554,752	1,836,246
John J. Hamre	147,337,455	7,053,543
Raymond W. LeBoeuf	152,545,231	1,845,767
Steven R. Loranger	149,845,021	4,545,977
Frank T. MacInnis	147,815,473	6,575,525
Linda S. Sanford	152,487,240	1,903,758
Markos I. Tambakeras	152,495,469	1,895,529

In addition to the election of directors, two other votes were taken at the meeting: 1) The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2006 was ratified by a vote of 151,422,725 shares in favor, 1,572,391 shares against, and 1,395,882 shares abstained; and 2) The Amendment of the Restated Articles of Incorporation to change the Company’s name to ITT Corporation, effective July 1, 2006, was approved with the following votes: for approval of the amendment: 151,948,686 shares voted;

against approval of the amendment: 996,213 shares voted and abstained: 1,446,099 shares. There were no other matters presented for a vote at the meeting.

Item 5.
OTHER INFORMATION

The Board of Directors amended the Company’s By-laws on July 11, 2006 to change the title of the By-laws to ITT Corporation By-laws, add Chief Accounting Officer as an officer title, and amend the powers and duties of certain officers of the Company.

Item 6.
EXHIBITS

(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Corporation

(Registrant)

By	/s/ Janice M. Klettner
Janice M. Klettner
Chief Accounting Officer
(Principal accounting officer)

August 7, 2006

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of July 1, 2006	Attached.
		(b) ITT Corporation’s By-laws, as amended July 11, 2006	Attached.
(4)		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.1)	*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams	Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.5)	*	ITT 2003 Equity Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.6)	*	ITT 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.8)		1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.9)	*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.9 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.11)	*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.16)	*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.18) *	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)	Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)	Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)	Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)	Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.26)		Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2005. (CIK No. 216228, File No. 1-5672).
(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(11)		Statement re computation of per share earnings	Not required to be filed.
(12)		Statement re computation of ratios	Not required to be filed.
(18)		Letter re change in accounting principles	None.
(21)		Subsidiaries of the Registrant	Not required to be filed.
(22)		Published report regarding matters submitted to vote of security holders	Not required to be filed.
(24)		Power of attorney	None.
(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Location

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601 (b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

*	Management compensatory plan