Form 10-Q
period 2006-09-30
ITT CORP
filed 2006-11-07
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were outstanding 184,698,612 shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales and revenues	$2,001.1	$1,734.6	$5,756.6	$5,195.3

Costs of sales and revenues	1,443.2	1,270.0	4,173.2	3,791.3
Selling, general, and administrative expenses	291.5	223.2	830.5	721.9
Research and development expenses	41.7	38.2	119.6	116.4
Restructuring and asset impairment charges, net	9.8	23.2	32.0	43.1

Total costs and expenses	1,786.2	1,554.6	5,155.3	4,672.7

Operating income	214.9	180.0	601.3	522.6
Interest expense	19.4	17.9	60.8	51.9
Interest income	6.3	16.6	14.8	36.3
Miscellaneous expense, net	4.1	2.4	13.6	12.9

Income from continuing operations before income tax expense	197.7	176.3	541.7	494.1
Income tax expense	57.3	22.9	163.9	87.8

Income from continuing operations	140.4	153.4	377.8	406.3
Discontinued operations:
Income from discontinued operations, including tax (benefit) expense of $(0.7), $(38.8), $9.0 and $(38.9), respectively	3.1	35.9	62.5	37.2

Net income	$143.5	$189.3	$440.3	$443.5

Earnings Per Share(1):
Income from continuing operations:
Basic	$0.76	$0.83	$2.05	$2.20
Diluted	$0.75	$0.81	$2.02	$2.15
Discontinued operations:
Basic	$0.02	$0.19	$0.34	$0.20
Diluted	$0.02	$0.19	$0.33	$0.20
Net income:
Basic	$0.78	$1.02	$2.39	$2.40
Diluted	$0.77	$1.00	$2.35	$2.35
Cash dividends declared per common share	$0.11	$0.09	$0.33	$0.27
Average Common Shares — Basic	184.1	184.8	184.3	184.6
Average Common Shares — Diluted	186.7	188.9	187.2	188.7

(1)	Restated for two-for-one stock split effective February 21, 2006.

The accompanying notes to consolidated condensed financial statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$792.5	$451.0
Receivables, net	1,270.5	1,197.7
Inventories, net	717.2	622.9
Deferred income taxes	69.0	73.7
Other current assets	89.2	66.9
Assets of discontinued operations	205.2	469.7

Total current assets	3,143.6	2,881.9

Plant, property, and equipment, net	775.6	782.0
Deferred income taxes	95.5	72.2
Goodwill, net	2,308.9	2,227.3
Other intangible assets, net	237.9	214.8
Other assets	974.7	893.7

Total non-current assets	4,392.6	4,190.0

Total assets	$7,536.2	$7,071.9

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$833.7	$751.5
Accrued expenses	853.0	715.5
Accrued taxes	147.4	193.0
Notes payable and current maturities of long-term debt	595.3	750.9
Other current liabilities	47.0	10.0
Liabilities of discontinued operations	99.6	169.6

Total current liabilities	2,576.0	2,590.5

Pension benefits	431.8	420.1
Postretirement benefits other than pensions	305.2	305.5
Long-term debt	511.7	516.0
Other liabilities	560.5	516.4

Total non-current liabilities	1,809.2	1,758.0

Total liabilities	4,385.2	4,348.5
Shareholders’ Equity:(1)
Common stock:
Authorized 250,000,000 shares, $1 par value per share — outstanding: 184,716,344 shares and 184,637,920 shares, respectively	184.3	184.6
Retained earnings	3,002.4	2,666.0
Accumulated other comprehensive income (loss):
Unrealized loss on investment securities	(0.5)	(0.5)
Minimum pension liability	(120.4)	(120.4)
Cumulative translation adjustments	85.2	(6.3)

Total accumulated other comprehensive loss	(35.7)	(127.2)

Total shareholders’ equity	3,151.0	2,723.4

Total liabilities and shareholders’ equity	$7,536.2	$7,071.9

(1)	Restated for two-for-one stock split effective February 21, 2006.

The accompanying notes to consolidated condensed financial statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005

Operating Activities
Net income	$440.3	$443.5
(Income) from discontinued operations	(62.5)	(37.2)

Income from continuing operations	377.8	406.3
Adjustments to income from continuing operations:
Depreciation and amortization	127.1	127.8
Amortization of stock compensation	16.7	0.9
Restructuring and asset impairment charges, net	32.0	43.1
Payments for restructuring	(36.2)	(31.4)
Change in receivables	(68.5)	(171.8)
Change in inventories	(76.9)	(18.7)
Change in accounts payable and accrued expenses	176.3	139.9
Change in accrued and deferred taxes	14.0	85.7
Change in other current and non-current assets	(82.9)	(98.1)
Change in non-current liabilities	9.3	(11.3)
Other, net	(1.3)	5.5

Net cash — operating activities	487.4	477.9

Investing Activities
Additions to plant, property, and equipment	(95.2)	(95.3)
Acquisitions, net of cash acquired	(75.2)	(38.4)
Proceeds from sale of assets and businesses	223.7	9.1
Other, net	(6.4)	(0.9)

Net cash — investing activities	46.9	(125.5)

Financing Activities
Short-term debt, net	(157.2)	173.9
Long-term debt repaid	(2.2)	(4.5)
Long-term debt issued	—	0.4
Repurchase of common stock	(136.4)	(288.5)
Proceeds from issuance of common stock	53.0	133.4
Dividends paid	(57.3)	(48.9)
Other, net	13.6	(0.2)

Net cash — financing activities	(286.5)	(34.4)

Exchange Rate Effects on Cash and Cash Equivalents	29.8	(19.7)
Net Cash — Discontinued Operations Operating Activities	71.2	(81.3)
Net Cash — Discontinued Operations Investing Activities	(7.2)	(8.0)
Net Cash — Discontinued Operations Financing Activities	(0.1)	(1.6)

Net change in cash and cash equivalents	341.5	207.4
Cash and cash equivalents — beginning of period	451.0	262.9

Cash and cash equivalents — end of period	$792.5	$470.3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$53.2	$44.7

Income taxes	$149.9	$2.1

The accompanying notes to consolidated condensed financial statements are an integral part of the above cash flow statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In millions, except share and per share amounts, unless otherwise stated)

1) Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. ITT Corporation (the “Company”) believes that the disclosures made are adequate to make the information presented not misleading. The Company consistently applied the accounting policies described in the Company’s 2005 Annual Report on Form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period presentation.

2) Receivables, Net

Net receivables consist of the following:

	September 30,	December 31,
	2006	2005

Trade	$1,206.2	$1,086.5
Other	93.7	145.3
Less: allowance for doubtful accounts and cash discounts	(29.4)	(34.1)

	$1,270.5	$1,197.7

3) Inventories, Net

Net inventories consist of the following:

	September 30,	December 31,
	2006	2005

Finished goods	$179.5	$151.9
Work in process	287.6	265.4
Raw materials	344.2	287.7
Less: progress payments	(94.1)	(82.1)

	$717.2	$622.9

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

4) Plant, Property, and Equipment, Net

Net plant, property, and equipment consist of the following:

	September 30,	December 31,
	2006	2005

Land and improvements	$51.2	$54.8
Buildings and improvements	476.8	454.0
Machinery and equipment	1,373.9	1,318.0
Furniture, fixtures and office equipment	214.7	211.2
Construction work in progress	72.9	67.8
Other	57.9	52.7

	2,247.4	2,158.5
Less: accumulated depreciation and amortization	(1,471.8)	(1,376.5)

	$775.6	$782.0

5) Sales and Revenues and Costs of Sales and Revenues

Sales and revenues and costs of sales and revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Product sales	$1,621.5	$1,356.5	$4,580.6	$4,104.0
Service revenues	379.6	378.1	1,176.0	1,091.3

Total sales and revenues	$2,001.1	$1,734.6	$5,756.6	$5,195.3

Costs of product sales	$1,087.8	$949.0	$3,153.3	$2,856.3
Costs of service revenues	355.4	321.0	1,019.9	935.0

Total costs of sales and revenues	$1,443.2	$1,270.0	$4,173.2	$3,791.3

The Defense Electronics & Services segment comprises $355.9 and $1,091.8 of total service revenues for the three and nine months ended September 30, 2006, respectively, and $336.8 and $949.2 of total costs of service revenues, respectively, during the same periods. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

The Defense Electronics & Services segment comprises $348.9 and $992.0 of total service revenues for the three and nine months ended September 30, 2005, respectively, and $296.8 and $852.2 of total costs of service revenues, respectively, during the same periods. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

6) Comprehensive Income

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended September 30, 2006
Net income			$143.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(6.8)	$—	(6.8)
Unrealized gain (loss) on investment securities	0.2	(0.1)	0.1

Other comprehensive (loss)	$(6.6)	$(0.1)	(6.7)

Comprehensive income			$136.8

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended September 30, 2005
Net income			$189.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	$13.8	$—	13.8
Unrealized gain (loss) on investment securities	0.2	(0.1)	0.1

Other comprehensive income (loss)	$14.0	$(0.1)	13.9

Comprehensive income			$203.2

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Nine Months Ended September 30, 2006
Net income			$440.3
Other comprehensive income:
Foreign currency translation adjustments (refer to table below)	$91.5	$—	91.5

Other comprehensive income	$91.5	$—	91.5

Comprehensive income			$531.8

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Nine Months Ended September 30, 2005
Net income			$443.5
Other comprehensive (loss):
Foreign currency translation adjustments	$(154.0)	$—	(154.0)

Other comprehensive (loss)	$(154.0)	$—	(154.0)

Comprehensive income			$289.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Disclosure of 2006 Foreign Currency Translation Reclassification:
Nine Months Ended September 30, 2006 Foreign Currency Translation Adjustments	$108.0
Less: reclassification adjustment for gains included in net income	(16.5)

Net Foreign Currency Translation Adjustments	$91.5

7) Earnings Per Share(1)

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	184.1	184.8	184.3	184.6
Common stock equivalents	2.6	4.1	2.9	4.1

Shares used in the computation of diluted earnings per share	186.7	188.9	187.2	188.7

Options to purchase 3,968,315 shares of common stock at an average price of $46.92 per share were outstanding at September 30, 2006 but were not included in the computation of diluted EPS for the three months ended September 30, 2006, because the options were antidilutive. These options expire in 2012 and 2013.

Options to purchase 1,244,915 shares of common stock at an average price of $50.07 per share were outstanding at September 30, 2006 but were not included in the computation of diluted EPS for the nine months ended September 30, 2006, because the options were antidilutive. These options expire in 2012 and 2013.

There were no significant amounts of outstanding antidilutive common stock options excluded from the computation of diluted EPS for the three months ended September 30, 2005.

Options to purchase 193,000 shares of common stock at an average price of $52.58 per share were outstanding but were not included in the computation of diluted EPS for the nine months ended September 30, 2005, because the options were antidilutive. These options expire in 2012.

The amount of antidilutive restricted common stock excluded from the computation of diluted EPS for the three and nine months ended September 30, 2006 and 2005 was insignificant.

(1)	Restated for two-for-one stock split effective February 21, 2006.

8) Stock-Based and Long-Term Incentive Employee Compensation

At September 30, 2006, the Company has one stock-based employee compensation plan that is issuing new stock options and restricted shares of common stock. The Company has one stock-based employee compensation plan and two stock-based non-employee director’s compensation plans that have stock options and restricted shares outstanding, but no further grants will be made under these plans. The Company also has one long-term incentive plan for eligible levels of management.

The Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 using the modified prospective method described in the accounting standard. SFAS 123R requires the cost of stock options issued as equity awards to be measured at fair value on the grant date and recognized in the income statement. The Company’s Consolidated Condensed Financial Statements as of and for the three and nine months

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The total stock-based and long-term incentive employee compensation cost recognized in operating income for the three and nine months ended September 30, 2006 was $5.1 and $23.2, respectively. The total tax benefit related thereto was $1.8 and $8.1, respectively. The total stock-based and long-term incentive employee compensation cost recognized in operating income for the three and nine months ended September 30, 2005 was $7.4 and $23.0, respectively. The total tax benefit related thereto was $2.6 and $8.0, respectively. Total compensation costs capitalized was immaterial for both periods. The incremental stock-based compensation recognized in income from continuing operations caused net income for the three and nine months ended September 30, 2006 to decrease by $3.5 and $9.8, respectively, and basic and diluted earnings per share to decrease by $0.02 and $0.05 per share, respectively. Cash provided by operating activities decreased and cash provided by financing activities increased by $13.6 for the nine months ended September 30, 2006 related to excess tax benefits from stock options.

Stock-based compensation expense recognized in the Consolidated Condensed Income Statement for the first nine months of fiscal 2006 is based on awards ultimately expected to vest. Accordingly, expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123R for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock option awards granted to retirement eligible employees prior to January 1, 2006 were fully vested under the provisions of SFAS 123R on the date of grant but were expensed over the expected service period. Compensation expense for the awards to retirement eligible employees would have otherwise been recognized immediately. As of September 30, 2006, there was $3.9 of unrecognized compensation expense related to these awards. In 2006, the Company modified its vesting conditions for stock option awards to retirement eligible employees that aligned the vesting period with the service period. The Company will continue to recognize compensation expense for all stock-based awards ratably over the expected service period under the provisions of SFAS 123R.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and diluted net income per share had compensation expense for the employee stock-based awards been recorded in the third quarter of 2005 based on the fair value method under SFAS 123R:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net income — as reported for the prior period(1)	$189.3	$443.5
Add: Stock-based and long-term incentive employee compensation expense, net of tax benefit, included in net income as reported	4.8	15.0
Less: Total stock-based and long-term incentive employee compensation expense, net of tax benefit, that would have been included in net income if the fair value method had been applied to all awards(2)(4)	(8.6)	(39.0)

Net income, including the effect of stock-based and long-term incentive compensation expense(3)	$185.5	$419.5

Basic earnings per share:
As reported for the prior period(1)	$1.02	$2.40
Including the effect of stock-based and long-term incentive compensation expense(3)	$1.00	$2.27
Diluted earnings per share:
As reported for the prior period(1)	$1.00	$2.35
Including the effect of stock-based and long-term incentive compensation expense(3)	$0.98	$2.22

(1)	Net income and net income per share do not include stock-based compensation expense for employee stock options under SFAS 123R because the Company did not adopt the recognition provisions of SFAS 123R.

(2)	Stock-based compensation expense is calculated based on the pro forma application of SFAS 123R.

(3)	Net income and net income per share represents pro forma information based on SFAS 123R.

(4)	Amount includes total stock-based and long-term incentive employee compensation expense for entities presented in discontinued operations.

Stock Option and Restricted Stock Compensation Plans

The Company’s stock option and restricted share award incentive plans provide for the awarding of options on common shares and restricted common shares to employees. The options are exercisable over seven to ten-year periods, except in certain instances of death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company’s common shares or at six or nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company’s common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value on the date each option is granted. Restricted shares typically vest over a three-year period commencing on the date of grant. The Company makes shares available for the exercise of stock options or the vesting of restricted shares by purchasing shares in the open market or by issuing shares from Treasury. For the nine months ended September 30, 2006, the Company had a policy of repurchasing shares on the open market to offset the dilutive impact of stock option exercises and stock-based awards to employees.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The ITT 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12,200,000. As of September 30, 2006, 3,889,212 net shares were available for future grants. During the nine months ended September 30, 2006 and 2005, the Company awarded 430,551 and 72,000 restricted shares, respectively, to employees with weighted average restriction periods of 3.0 and 3.7 years, respectively.

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

A summary of the status of the Company’s stock option and restricted stock awards as of September 30, 2006 and changes during the nine months then ended is presented below (shares in thousands):

	Nine Months Ended September 30, 2006
	Stock Options		Restricted Shares(1)
		Weighted-		Weighted-
		Average		Average
		Exercise		Grant Date
	Shares	Price	Shares	Fair Value

Outstanding at January 1, 2006	13,143	$32.88	143	$50.29
Granted	604	$52.59	443	$52.63
Exercised/vested	(2,149)	$26.75	—	—
Canceled or expired	(563)	$31.32	(8)	$52.68

Outstanding at September 30, 2006	11,035	$35.23	578	$52.06

Options exercisable at September 30, 2006	8,168	$30.99	N/A	N/A

Weighted-average fair value of stock options granted during the period		$14.09		N/A

(1)	The table above excludes 250,000 restricted stock units that were granted at a fair value of $41.52. The unrecognized compensation cost associated with these units is $6.5. This cost is expected to be recognized ratably over 3.7 years.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2006 and 2005 was $89.4 and $150.7, respectively. The outstanding restricted shares include 38,104 shares issued to non-employee directors in payment of the annual retainer. This cost is expected to be recognized ratably over a weighted average period of 3.7 years. For the nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $53.0 with an associated tax benefit realized of $19.2.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The following table summarizes information about the Company’s stock options at September 30, 2006 (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Range of Exercise Prices	Number	Life	Price	Value	Number	Life	Price	Value

$12.44 - 16.66	882	2.3 years	$15.78	$31,320	882	2.3 years	$15.78	$31,320
17.41 - 19.78	1,098	3.6 years	18.87	35,587	1,098	3.6 years	18.87	35,587
25.33 - 29.29	1,162	5.3 years	25.41	30,041	1,162	5.3 years	25.41	30,041
30.91 - 34.56	1,557	6.3 years	31.00	31,558	1,557	6.3 years	31.00	31,558
37.46 - 41.52	2,304	7.4 years	37.91	30,766	2,304	7.4 years	37.91	30,766
42.20 - 45.47	3,223	5.4 years	45.44	18,801	1,098	5.5 years	45.42	6,419
47.41 - 52.68	673	6.4 years	52.10	219	32	5.8 years	49.46	58
53.08 - 57.46	136	6.0 years	54.99	—	35	5.9 years	54.85	—

	11,035			$178,292	8,168			$165,749

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $51.27 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 is 8.1 million. As of September 30, 2005, 9.9 million outstanding options were exercisable, and the weighted average exercise price was $27.11.

At September 30, 2006, there was $55.0 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years.

The Company used the following weighted-average assumptions for grants in the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Dividend yield	0.89%	0.63%	0.84%	0.78%
Expected volatility	25.00%	23.00%	24.07%	23.00%
Expected life	4.5 years	4.5 years	4.8 years	4.6 years
Risk-free rates	4.71%	4.22%	4.73%	4.00%

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

The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of September 30, 2006 was approximately 17.63%. The number of companies included in the applicable benchmark group range from 330 to 358 for the awards outstanding as of September 30, 2006.

At September 30, 2006, there was $18.2 of total unrecognized compensation cost related to non-vested awards granted under the LTIP. This cost is expected to be recognized ratably over a weighted-average period of 1.3 years. The total cash paid to settle the LTIP liability was $17.2 and $16.1 during the first nine months of 2006 and 2005, respectively.

9) Restructuring and Asset Impairment Charges

2006 Restructuring Activities

During the third quarter of 2006, the Company recorded a $10.2 restructuring charge, reflecting costs of $8.8 related to new actions, $1.0 related to actions announced during the first and second quarters of 2006, and $0.4 related to prior year plans. Additionally, the Company reversed $0.4 of restructuring accruals that management determined would not be required.

Components of Third Quarter 2006 Charge

	2006 Actions — Third Quarter Plan						2006 First &
			Lease				Second
		Other Employee-	Cancellation &	Asset		Planned Position	Quarter Plans	Prior Year Plan
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Additional Costs	Additional Costs

Fluid Technology	$3.1	$0.8	$0.3	$1.1	$5.3	130	$0.5	$—
Defense Electronics & Services	0.2	—	0.8	—	1.0	10	—	—
Motion & Flow Control	1.3	—	—	—	1.3	1	0.1	0.1
Electronic Components — Connectors	0.9	—	—	—	0.9	9	0.3	0.2
Corporate and Other	0.3	—	—	—	0.3	4	0.1	0.1

	$5.8	$0.8	$1.1	$1.1	$8.8	154	$1.0	$0.4

The charges associated with actions announced during the third quarter of 2006, represent a reduction of structural costs in all segments and the planned closure of one facility in the Fluid Technology segment and one facility in the Defense Electronics & Services segment. Planned position eliminations total 154, including 81 factory workers, 70 office workers, and 3 management employees. The costs attributable to the third quarter 2006 plan primarily reflect severance, asset impairment and lease cancelation costs. Additional costs of approximately $10 related to these actions are expected to be recognized over remainder of 2006 ($6.5 in the Fluid Technology segment and $3.5 in the Defense Electronics & Services segment). The costs associated with prior year plans primarily reflect additional severance costs.

During the second quarter of 2006, the Company recorded a $12.2 restructuring charge, reflecting costs of $5.4 related to new actions, $5.7 related to actions announced during the first quarter of 2006, and $1.1 related to prior year plans. Additionally, the Company reversed $1.8 of restructuring accruals that management determined would not be required.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Components of Second Quarter 2006 Charge

	2006 Actions — Second Quarter Plan				2006 First Quarter
		Other Employee-		Planned Position	Plan	Prior Year Plans
	Severance	Related Costs	Total	Eliminations	Additional Costs	Additional Costs

Fluid Technology	$1.3	$0.1	$1.4	16	$0.7	$—
Defense Electronics & Services	0.8	0.1	0.9	32	—	—
Motion & Flow Control	1.8	0.1	1.9	28	4.7	0.5
Electronic Components — Connectors	0.9	—	0.9	9	0.3	0.6
Corporate and Other	0.3	—	0.3	2	—	—

	$5.1	$0.3	$5.4	87	$5.7	$1.1

The charges associated with actions announced during the second quarter of 2006, represent a reduction of structural costs in all segments. Planned position eliminations total 87, including 14 factory workers, 66 office workers, and 7 management employees. The costs attributable to the first quarter 2006 plan primarily reflect lease and severance costs. The costs associated with prior year plans primarily reflect additional severance costs.

During the first quarter of 2006, the Company recorded a $12.5 restructuring charge, reflecting costs of $10.7 related to new actions and costs of $1.8 related to prior year plans primarily reflecting additional severance costs. Additionally, the Company reversed $0.7 of restructuring accruals that management determined would not be required.

Components of First Quarter 2006 Charge

	2006 Actions — First Quarter Plan
		Other Employee-			Planned Position	Prior Year Plans
	Severance	Related Costs	Asset Write-offs	Total	Eliminations	Additional Costs

Fluid Technology	$2.3	$1.6	$—	$3.9	122	$0.5
Defense Electronics & Services	2.0	—	—	2.0	60	—
Motion & Flow Control	0.7	—	1.2	1.9	125	0.4
Electronic Components — Connectors	2.8	—	—	2.8	53	0.9
Corporate and Other	0.1	—	—	0.1	1	—

	$7.9	$1.6	$1.2	$10.7	361	$1.8

These charges represent a reduction of structural costs in all segments, as well as the planned closure of two facilities in the Fluid Technology segment and one facility in the Motion & Flow Control segment. Planned position eliminations total 361, including 225 factory workers, 126 office workers, and 10 management employees. As of March 31, 2006, additional costs of $2.0 related to these actions were expected to be recognized over the remainder of 2006 ($1.2 in the Fluid Technology segment and $0.8 in the Motion & Flow Control segment).

2005 Restructuring Activities

During 2005, the Company recorded a $58.9 restructuring charge, reflecting costs of $58.7 related to new actions and costs of $0.2 related to previous plans.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Components of 2005 Charge

	2005 Actions
			Lease
			Cancellation &
			Other		Planned Position	Prior Year Plans
	Severance	Asset Write-Offs	Costs	Total	Eliminations	Additional Costs

Fluid Technology	$28.8	$1.4	$1.7	$31.9	466	$—
Motion & Flow Control	8.9	—	0.8	9.7	274	—
Electronic Components — Connectors	16.3	0.1	0.3	16.7	200	0.2
Corporate and Other	0.4	—	—	0.4	1	—

	$54.4	$1.5	$2.8	$58.7	941	$0.2

These charges represent a reduction of structural costs and closure of four facilities in the Fluid Technology segment, and continued reorganization and closure of one facility in the Electronic Components — Connectors segment. In addition, activity in the Motion & Flow Control segment reflected workforce reductions, the consolidation of functions, the transfer of functions from France to Holland and the outsourcing of selected functions to Eastern Europe. Planned position eliminations total 941, including 485 factory workers, 402 office workers, and 54 management employees.

The following table displays a rollforward of the cash restructuring accruals:

		Defense	Motion	Electronic
	Fluid	Electronics	& Flow	Components —	Corporate
	Technology	& Services	Control	Connectors	and Other	Total

Balance December 31, 2005	$19.0	$—	$2.9	$6.0	$0.2	$28.1
Additional cash charges for prior year plans	0.5	—	1.0	1.7	0.1	3.3
Cash payments and other related to prior charges	(13.5)	—	(3.4)	(4.2)	(0.3)	(21.4)
Reversals of prior charges	(0.5)	—	—	(1.9)	—	(2.4)
2006 charges	10.7	3.9	8.7	5.2	0.8	29.3
Reversal of 2006 charges	(0.2)	(0.2)	—	(0.1)	—	(0.5)
Cash payments and other related to the 2006 charges	(4.8)	(3.3)	(3.8)	(2.4)	(0.3)	(14.6)

Balance September 30, 2006	$11.2	$0.4	$5.4	$4.3	$0.5	$21.8

The accrual balance at September 30, 2006 of $21.8 includes $15.1 for severance and $6.7 for facility carrying costs and other.

The following is a reconciliation of employee position eliminations associated with 2005 and 2006 restructuring activities:

Planned reductions as of December 31, 2005 related to 2005 restructuring programs	204
Planned reductions from 2006 actions	602
Actual reductions, January 1 — September 30, 2006	(659)

Planned additional reductions as of September 30, 2006	147

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

During 2006 the Company announced three planned facility closures in the Fluid Technology segment, one facility closure in the Motion & Flow Control segment and one facility closure at the Defense Electronics & Services segment. As of the end of the third quarter two of the facilities in the Fluid Technology segment and the facility in the Defense Electronics & Services segment remain to be closed.

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

A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders’ equity is not required as no material activity occurred during the first nine months of 2006 and 2005. Additional disclosures required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are presented below.

Hedges of Future Cash Flows

There were no foreign currency cash flow hedges outstanding as of September 30, 2006 and December 31, 2005.

Hedges of Recognized Assets, Liabilities and Firm Commitments

During the fourth quarter of 2005, the Company terminated interest rate swaps that were established to manage the interest rate exposure associated with certain long-term debt. The terminated swaps had effectively converted much of the long-term debt mentioned in Note 16 “Debt,” within the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K, from fixed to variable rate borrowings. The fair value of these instruments at the time of termination was $69.5, which will be amortized into income over the remaining terms of the underlying debt, which mature at various dates through 2025. At September 30, 2006 and December 31, 2005, the remaining balance to be accreted into income was $65.1 and $68.7, respectively.

At September 30, 2006 and December 31, 2005, the Company had foreign currency forward contracts with notional amounts of $93.6 and $120.5, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair value of the 2006 and 2005 contracts were $(0.4) and $0.1 at September 30, 2006 and December 31, 2005, respectively. The ineffective portion of changes in fair values of such hedge positions reported in operating income during the first nine months of 2006 and 2005 was $(0.3) and $(0.1), respectively. There were no amounts excluded from the measure of effectiveness.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The Company completed its annual goodwill and indefinite-lived intangible asset impairment tests as of January 1, 2006 and 2005 and concluded that no impairment charges were required as of those dates. During the quarter ended September 30, 2006, the Company changed the date of its annual goodwill impairment testing from January 1 to October 1. The change in the annual date for goodwill impairment testing will necessitate the performance of a test as of October 1, 2006 to ensure that no more than 12 months elapses between annual tests. The Company expects to complete this test in its fourth quarter and that the new date will not have the effect of delaying, accelerating or avoiding an impairment charge. The selection of October 1 as the annual testing date for the impairment of goodwill is intended to move the testing to a date outside of the Company’s annual financial reporting process when its reporting resources are more constrained. The Company believes that this change is to an alternative accounting principle that is preferable under the circumstances. In addition, during the quarter ended September 30, 2006, the Company changed the date of its annual indefinite-lived intangible impairment testing to October 1. In the fourth quarter ending December 31, 2006, the Company will complete annual testing of indefinite-lived intangible assets in accordance with this new date.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by business segment, are as follows:

		Defense	Motion	Electronic
	Fluid	Electronics	& Flow	Components —	Corporate
	Technology	& Services	Control	Connectors	and Other	Total

Balance as of January 1, 2006	$1,040.8	$947.3	$163.8	$70.4	$5.0	$2,227.3
Goodwill acquired during the period	28.8	14.9	—	—	—	43.7
Other, including foreign currency translation	36.6	0.1	0.6	0.6	—	37.9

Balance as of September 30, 2006	$1,106.2	$962.3	$164.4	$71.0	$5.0	$2,308.9

Goodwill of $42.5 as of December 31, 2005 is excluded from the table above and is reflected in current assets of discontinued operations in the Consolidated Condensed Balance Sheet as of December 31, 2005. Two businesses, accounting for $20.7 of the goodwill were sold during the first quarter of 2006. The remaining $21.8 relates to the Switches businesses that were moved to discontinued operations in the third quarter of 2006.

Information regarding the Company’s other intangible assets are as follows:

	September 30,	December 31,
	2006	2005

Finite-lived intangibles —
Customer Relationships	$151.5	$138.8
Proprietary Technology	41.3	20.5
Trademarks	26.4	20.5
Patents and other	50.7	46.2
Accumulated amortization	(61.1)	(40.3)
Indefinite-lived intangibles —
Brands and trademarks	8.2	8.2
Pension related	20.9	20.9

Net intangibles	$237.9	$214.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Amortization expense related to intangible assets for the three month periods ended September 30, 2006 and 2005 was $8.2 and $6.2, respectively. Amortization expense related to intangible assets for the nine month periods ended September 30, 2006 and 2005 was $20.8 and $15.7, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

2007	2008	2009	2010	2011

$27.9	$25.0	$23.3	$21.8	$20.8

12) Discontinued Operations

In the first quarter of 2006, the Company completed the sale of its automotive brake & fuel tubing and components business to a privately held company, for net proceeds of $188.6. The business, which was a component of the Company’s Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry. Additionally, during the first quarter of 2006, the Company completed the sale of its industrial non-metallic lined pumps and valves business to a private equity investor, for net proceeds of $24.8. The business, which was a component of the Company’s Fluid Technology segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical, and pharmaceutical industries. The Company recognized gains on these two transactions totaling approximately $42.3.

Revenues and operating income reported in discontinued operations were as follows:

	Nine Months Ended September 30,
	2006	2005

Revenues	$43.2	$345.2
Operating income	$2.8	$20.1

As previously reported, the Company has been preparing the Switches businesses, part of the Electronic Components segment, for sale since early 2006. During the third quarter 2006 the Company initiated the solicitation of bids from interested parties and is proceeding with an active program for the sale of these businesses. Accordingly, commencing with the third quarter 2006 the Switches businesses are being reported as discontinued operations. The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic. The Switches businesses produce pushbutton, toggle, slide, DIP, rotary, multi-functional navigation, snap and thumbwheel switches, as well as customized rubber and plastic keypads, customized dome arrays and customized interface control products such as multifunction joysticks control panels. The Switches businesses sell their products to a wide range of customers in the Transportation, Consumer, Telecommunications, Medical, and Instrumentation market segments.

Revenues and operating income reported in discontinued operations were as follows:

	Nine Months Ended September 30,
	2006	2005

Revenues	$298.2	$258.0
Operating income	$22.5	$(9.2)

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Assets and liabilities of the Company’s discontinued businesses were as follows:

	September 30,	December 31,
	2006	2005

Receivables, net	$66.0	$144.8
Inventories, net	36.0	67.2
Prepaid and other current assets	1.4	14.9
Deferred income taxes and accrued tax receivables	28.5	24.0
Property, plant and equipment, net	50.6	165.2
Goodwill, net	21.6	42.5
Other non-current assets	1.1	11.1

Total assets	$205.2	$469.7

Accounts payable	$43.8	$78.5
Accrued expenses	35.6	50.0
Accrued and deferred income taxes	5.9	7.2
Other liabilities	14.3	33.9

Total liabilities	$99.6	$169.6

As of September 30, 2006, the Company’s financial position included $41.6 of cumulative translation loss adjustments related to the Switches businesses.

13) Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension cost consist of the following:

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005

Service cost	$24.6	$23.6	$73.8	$70.8
Interest cost	70.6	70.0	211.8	210.0
Expected return on plan assets	(93.3)	(89.8)	(279.9)	(269.4)
Amortization of prior service cost	0.7	1.1	2.1	3.3
Recognized actuarial loss	21.2	17.8	63.6	53.4

Net periodic pension cost	$23.8	$22.7	$71.4	$68.1

Net periodic pension expense increased in the first nine months of 2006 as a result of the lower discount rate adopted at year end 2005 leading to a higher amortization of actuarial losses. This was offset by lower average foreign exchange rates and higher expected returns on plan assets due to higher plan asset balances.

The Company contributed approximately $120.4 to its various plans during the first nine months of 2006 including a $100.0 discretionary contribution to its U.S. Salaried plan. Additional contributions totaling between $10.0 and $20.0 are expected over the balance of 2006.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The components of net periodic postretirement cost consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$2.1	$1.9	$6.3	$5.7
Interest cost	10.1	10.8	30.3	32.4
Expected return on plan assets	(5.6)	(5.2)	(16.8)	(15.6)
Amortization of prior service benefit	(0.3)	(0.5)	(0.9)	(1.5)
Recognized actuarial loss	2.6	3.6	7.8	10.8

Net periodic postretirement cost	$8.9	$10.6	$26.7	$31.8

Net periodic expense decreased in the first nine months of 2006 as a result of recognition of the impact of the Medicare Modernization Act (“MMA”) and higher expected returns on plan assets due to higher plan asset balances, offset by the effect of lower discount rates adopted at year end 2005.

On December 8, 2003, the MMA was signed into law. The MMA introduced a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies, effective January 1, 2006, that elect to provide a retiree a prescription drug benefit which is at least actuarially equivalent to Medicare Part D. There were significant uncertainties regarding the eventual regulations required to implement the MMA as well as the MMA’s overall effect on plan participant’s coverage choices and the related impact on their health care costs which were, in part, answered by regulations issued in 2005. The Company has now determined that a majority of its healthcare plans pass the test of actuarial equivalence and during the fourth quarter of 2005 made application to the Centers for Medicare and Medicaid Services for the subsidy provided under MMA. The MMA subsidy reduced the Accumulated Postretirement Benefit Obligation for the subject plans by approximately $41.0 at December 31, 2005, with the net periodic benefit cost reduced by $4.0 in the first nine months of 2006. Other than the effect of the subsidy, there was no expectation that retiree participation would be affected in the short-term given the nature of the Company’s healthcare plans.

See Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2005 Annual Report on Form 10-K for discussion of postretirement benefits.

14) Commitments and Contingencies

The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Accruals have been established where the outcome of the matter is probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future except as noted below.

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

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) or its state equivalent. As of September 30, 2006, the Company is responsible, or is alleged to be responsible, for approximately 60 ongoing environmental investigation and remediation sites in various countries. In many of these proceedings, the Company’s liability is considered de minimis. At September 30, 2006, the Company calculated a best estimate of $102.7, which approximates its accrual, related to the cleanup of soil, soil vapor, and ground water. The low range estimate for its environmental liabilities is $72.1 and the high range estimate for those liabilities is $170.8. On an annual basis the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment system. The operation of the water treatment system is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. Additionally, modification to the allowable hexavalent chromium standard is anticipated, and this change in regulatory standard may result in additional costs for modifications to the water treatment plant. As of September 30, 2006, the Company’s accrual for operation of the water treatment plant through 2013 was $9.1 representing its best estimate; its low estimate for the liability is $5.7 and its high estimate is $14.6.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of the 2005 Annual Report on Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $3.6 and $17.4. The Company has accrued $6.1 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred as early as the 1930’s. The Company’s current estimates for its exposure are between $6.9 and $14.6. It has an accrual for this matter of $10.5 which represents its best estimate of its current liabilities. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs.

The Company operated a facility in Rochester, New York called Rochester Form Machine from 1979 — 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003 the Company, through its subsidiary ITT Fluid Handling Systems entered into an Order on Consent with New York State Department of Environmental Conservation to investigate and remediate facility related impacts to soil, soil vapor and ground water. As of September 30, 2006 the Company’s current estimates for this exposure are between $3.1 and $11.7. It has an accrual for this matter of $4.7 which represents its best estimate of its current liabilities. The Company will pursue claims against certain other PRPs who may share responsibility for impacts.

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

The Company is one of several defendants in a suit filed in El Paso, Texas, Irwin Bast et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730.  This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. In September 2006, the Court denied the plaintiffs’ motion for class certification and motion to amend the complaint. The court also determined that the plaintiffs failed to identify any persons who had been injured by ITT products and dismissed ITT from the action. In September 2006, the same plaintiffs who filed the El Paso action, filed a companion action in state court in California against the Company, alone, seeking certification of a class of persons who were exposed to ITT radar products but who have not, as yet, exhibited symptoms of injury. The plaintiffs seek costs for monitoring the health of the putative class. ITT has removed the case to Federal Court in Los Angeles, Feierabend v. ITT Industries, Inc., CV 06-6230-SVW (U.S. Dist Ct. C.D.C.A.). The Company has filed numerous motions to dismiss the case and is awaiting a response from the Court. Management believes that the Los Angeles suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Our Defense Electronics & Services segment is subject to the export control regulations of the U.S. Department of State and the Department of Commerce. Currently, the U.S. Attorney for the Western District of Virginia is investigating ITT Night Vision’s compliance with International Traffic in Arms Regulations. The Company is cooperating with the investigation and with the Government’s consent, it conducted its own investigation, utilizing outside counsel, of Night Vision’s compliance with the federal laws. Data and information derived from the investigation was shared with the U.S. Attorney. The Company will continue to assist the Government in its investigation. Currently, the Company is in negotiations with the U.S. Attorney to resolve this matter. The Company continues to evaluate the range of possible outcomes and has provided for a liability within that range. However, at this time it is not possible to predict the precise timing or ultimate outcome of these negotiations, which would likely include a payment by the Company and commitments regarding additional remedial compliance activity. While management does not believe the ultimate liability would have a material adverse effect on the Company’s financial condition, the amount of any actual settlement may materially impact the operating results and cash flows in the period in which the liability is recognized.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

15) Guarantees, Indemnities and Warranties

Guarantees & Indemnities

In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at September 30, 2006, the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at September 30, 2006, the Company has an accrual of $14.0 which is its best estimate of the potential exposure.

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

The Company provided a performance bond guarantee in the amount of $10.0 related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0. At September 30, 2006, the Company has an accrual related to the expansion of a bridge in the amount of $10.0.

In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At September 30, 2006, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

The Company has a number of individually immaterial guarantees outstanding at September 30, 2006, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

Product Warranties

Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific nonperformance. At September 30, 2006, the Company has a product warranty accrual in the amount of $43.5.

Product Warranty Liabilities

		Accruals for
		Product	Changes in Pre-Existing
	Beginning Balance	Warranties Issued	Warranties Including		Ending Balance
	January 1	in the Period	Changes in Estimates	(Payments)	September 30

2006	$39.3	$21.2	$(0.3)	$(16.7)	$43.5
2005	$38.7	$20.0	$(3.7)	$(18.4)	$36.6

16) Acquisitions

During the first nine months of 2006, the Company spent $75.2, net of cash received, primarily for the acquisition of the following:

•	A privately held company, included in the Defense Electronics & Services segment, which is a leading provider of semiconductor design services, intellectual property and product. Management believes the technology will help the Company lead the way in providing a new generation of radios for the modern soldier. As of September 30, 2006, the Company has preliminarily assigned values to the assets and liabilities of the acquired business; however, the allocation is subject to further refinement. As of September 30, 2006, the excess purchase price over the fair value of net assets acquired of $14.9 is recorded as goodwill.

•	F.B. Leopold Company, included in the Fluid Technology segment, which primarily serves municipal and industrial water and wastewater treatment facilities. Management believes this acquisition will expand ITT’s ability to provide pre-treatment filtration technology for surface water, reuse and desalination. As of September 30, 2006, the Company has preliminarily assigned values to the assets and liabilities of the acquired business; however, the allocation is subject to further refinement. As of September 30, 2006, the excess purchase price over the fair value of net assets acquired of $29.0 is recorded as goodwill.

During the first nine months of 2005, the Company spent $38.4 for the acquisition of Phelps the largest U.S. distributor of products sold under ITT’s Flygt brand for the wastewater pumping and treatment market and for the acquisition of additional shares of WEDECO AG Water Technology (“WEDECO”) a company acquired in 2004. As of September 30, 2006, the excess of the purchase price over the fair value of Phelp’s net assets acquired of $16.9 is recorded as goodwill.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

17) Business Segment Information

Unaudited financial information of the Company’s business segments for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30, 2006
		Defense	Motion &	Electronic
	Fluid	Electronics &	Flow	Components —	Corporate
	Technology	Services	Control	Connectors	and Other	Total

Sales and revenues	$780.3	$957.4	$167.1	$99.9	$(3.6)	$2,001.1
Operating income (expense)	$97.8	$112.6	$23.7	$10.0	$(29.2)	$214.9
Operating margin	12.5%	11.8%	14.2%	10.0%	—	10.7%
Total assets	$2,751.7	$2,014.8	$552.9	$273.9	$1,942.9	$7,536.2

	Three Months Ended September 30, 2005
		Defense	Motion &	Electronic
	Fluid	Electronics &	Flow	Components —	Corporate
	Technology	Services	Control	Connectors	and Other	Total

Sales and revenues	$694.5	$806.7	$150.0	$86.1	$(2.7)	$1,734.6
Operating income (expense)	$74.7	$96.8	$27.3	$0.3	$(19.1)	$180.0
Operating margin	10.8%	12.0%	18.2%	0.3%	—	10.4%
Total assets	$2,525.6	$1,876.7	$497.3	$291.1	$2,363.0	$7,553.7

	Nine Months Ended September 30, 2006
		Defense	Motion &	Electronic
	Fluid	Electronics &	Flow	Components —	Corporate
	Technology	Services	Control	Connectors	and Other	Total

Sales and revenues	$2,231.3	$2,707.0	$543.5	$286.3	$(11.5)	$5,756.6
Operating income (expense)	$262.4	$309.0	$90.5	$23.3	$(83.9)	$601.3
Operating margin	11.8%	11.4%	16.7%	8.1%	—	10.4%
Total assets	$2,751.7	$2,014.8	$552.9	$273.9	$1,942.9	$7,536.2

	Nine Months Ended September 30, 2005
		Defense	Motion &	Electronic
	Fluid	Electronics &	Flow	Components —	Corporate
	Technology	Services	Control	Connectors	and Other	Total

Sales and revenues	$2,049.3	$2,361.9	$521.6	$272.5	$(10.0)	$5,195.3
Operating income (expense)	$222.6	$259.5	$96.2	$7.7	$(63.4)	$522.6
Operating margin	10.9%	11.0%	18.4%	2.8%	—	10.1%
Total assets	$2,525.6	$1,876.7	$497.3	$291.1	$2,363.0	$7,553.7

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Business Overview

ITT Corporation (the “Company”) is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. The Company’s four principal operating segments are Fluid Technology, Defense Electronics & Services, Motion & Flow Control and Electronic Components — Connectors.

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

The Company forecasts consolidated revenues for 2006 to be between $7.7 billion and $7.8 billion.

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

Factors that could impact Fluid Technology’s financial results include: broad economic conditions in markets served, weather conditions, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include: new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases. The Company forecasts revenues for the Fluid Technology segment for 2006 to be between $3.02 billion and $3.05 billion.

Defense Electronics & Services

Defense Electronics & Services develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems, engineering and applied research. Defense Electronics & Services consists of six value centers: Advanced Engineering & Sciences, Aerospace Communications Division, Electronic Systems, Night Vision, Systems Division, and Space Systems Division. These value centers develop and support solutions for four major markets: Communications, Sensors, Space, and Advanced Engineering & Integrated Services.

Factors that could impact Defense Electronics & Services financial results include: the level of defense funding by domestic and foreign governments, the Company’s ability to receive contract awards and the ability to develop and market products and services for customers outside of traditional markets. Primary areas of business focus include: new or improved product offerings, new contract wins, successful program execution and capacity expansion for 2006. The Company forecasts revenues for the Defense Electronics & Services segment to be between $3.67 billion and $3.70 billion.

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

The Motion & Flow Control business financial results are driven by the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, weather conditions and raw material prices. Primary areas of business focus include: expansion into adjacent markets, new product development, manufacturing footprint optimization and lean fulfillment. The Company forecasts combined revenues for the Motion & Flow Control and Electronic Components — Connectors segments for 2006 to be between $1,070 million and $1,085 million.

Electronic Components — Connectors

Electronic Components — Connectors provides products and services for the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses. Business activities in the communications area include: connectors and cable assemblies. In addition, products manufactured for the industrial markets include: circular and rectangular connectors for medical applications, ultrasound, and other diagnostic equipment controls, production equipment, motors and pumps and oil and energy related products. Products manufactured for the transportation market include: high reliability connectors for mass transit, off-road vehicles and heavy trucks. Military/aerospace products include: circular, rack and panel, micro miniature, fiber optic, and “special” connectors used in military electronics, missiles, and space applications. Commercial aircraft products include: rack and panel, circular, and fiber optic connectors. In the computer and consumer area, products include: connectors. PCMCIA and Compact Flash enclosures, and audio circular connectors.

The Electronic Components — Connectors business financial results are driven by economic conditions in its major markets, success of new product development, product and platform life and changes in technology. Primary areas of business focus include: global sourcing of direct material purchases, manufacturing footprint rationalization and new product development. Refer to the discussion under the “Motion & Flow Control” section for forecast revenue.

Consolidated Financial Results

Sales and Revenues	2006	2005	% Change
	(In millions of dollars)

Three Months Ended September 30:	$2,001.1	$1,734.6	15.4%
Nine Months Ended September 30:	$5,756.6	$5,195.3	10.8%

The Company’s revenues grew 15.4% in the third quarter of 2006 compared to the comparable prior year quarter. Higher volume in all business segments contributed 12.9% of the growth. Acquisitions and foreign currency translation contributed 1.3% and 1.2% of the growth, respectively.

The Company’s revenues grew 10.8% during the first nine months of 2006 compared to the comparable prior year period. Higher volume in all business segments and acquisitions contributed 10.3% and 0.6% of the growth, respectively. Foreign currency translation offset 0.1% of the growth.

Costs of Sales and Revenues	2006	2005	% Change
	(In millions of dollars)

Three Months Ended September 30:
Costs of sales and revenues	$1,443.2	$1,270.0	13.6%
Percentage of Sales	72.1%	73.2%	N/A
Nine Months Ended September 30:
Costs of sales and revenues	$4,173.2	$3,791.3	10.1%
Percentage of Sales	72.5%	73.0%	N/A

The Company’s costs of sales and revenues (“CGS”) increased $173.2 million or 13.6% in the third quarter of 2006 compared to the applicable prior year period. In the first nine months of 2006, CGS increased $381.9 million or 10.1%. These increases are primarily due to higher volume in all segments and material cost increases in the Motion & Flow Control segment. Process improvements partially offset the increase in CGS.

Selling, General and Administrative Expenses	2006	2005	% Change
	(In millions of dollars)

Three Months Ended September 30:
Selling, General and Administrative Expenses	$291.5	$223.2	30.6%
Percentage of Sales	14.6%	12.9%	N/A
Nine Months Ended September 30:
Selling, General and Administrative Expenses	$830.5	$721.9	15.0%
Percentage of Sales	14.4%	13.9%	N/A

Selling, general and administrative expenses (“SG&A”) increased $68.3 million, or 30.6% in the third quarter of 2006 compared to the third quarter of 2005. In the first nine months of 2006, SG&A increased $108.6 million, or 15.0% compared to the first nine months of 2005. The increases reflect higher marketing costs in the Defense Electronics & Services and Fluid Technology segments, the recognition of employee stock compensation, higher employee benefit costs, and increased legal and environmental costs.

Research & Development	2006	2005	% Change
	(In millions of dollars)

Three Months Ended September 30:
Internally funded	$41.7	$38.2	9.2%
Percentage of Sales	2.1%	2.2%	N/A
Nine Months Ended September 30:
Internally funded	$119.6	$116.4	2.7%
Percentage of Sales	2.1%	2.2%	N/A

Research and Development expenses (“R&D”) increased $3.5 million, or 9.2% during the third quarter of 2006 compared to the applicable 2005 period. The increase reflects increased spending in all segments. R&D increased $3.2 million, or 2.7% for the first nine months of 2006 compared to the applicable prior year periods. The increase is primarily attributable to increased spending in the Fluid Technology segment.

During the third quarters of 2006 and 2005, the Company recorded $10.2 million and $23.3 million of restructuring charges, respectively, to streamline its operating structure. Additionally, during the third quarters of 2006 and 2005, $0.4 million and $0.1 million of restructuring accruals were reversed into income as management deemed that certain cash expenditures would not be incurred. See the section entitled “Restructuring and Asset Impairment Charges” and Note 9, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Condensed Financial Statements for additional information.

During the first nine months of 2006 and 2005, the Company recorded $34.9 million and $43.4 million restructuring charges to streamline its operating structure. Additionally, during the first nine months of 2006 and 2005, $2.9 million and $0.3 million of restructuring accruals were reversed into income as management deemed that certain cash expenditures would not be incurred. See the section entitled “Restructuring and Asset Impairment

Charges” and Note 9, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating income for the third quarter of 2006 was $214.9 million, an increase of $34.9 million, or 19.4%, compared to $180.0 million for 2005. Operating income for the first nine months of 2006 was $601.3 million, an increase of $78.7 million, or 15.1%, compared to $522.6 million for 2005. The increases are primarily due to higher volume and lower restructuring costs, partially offset by increased SG&A expenses.

Operating margin for the third quarter of 2006 was 10.7%, or 30 basis points, above the comparable prior year period. The variance in the operating margin is primarily due to improved operating efficiencies in the Electronic Components — Connectors and Fluid Technology segments, partially offset by corporate expenses. Refer to discussion of corporate expenses below. Operating margin for the first nine months of 2006 was 10.4%, or 30 basis points, above the comparable prior year period. The improvement in operating margin is primarily due to improved operating efficiencies in the Electronic Components — Connectors, Fluid Technology, and Defense Electronic & Services segments, partially offset by corporate expenses. Refer to discussion of corporate expenses below.

Interest expense during the third quarter of 2006 was $19.4 million, an increase of $1.5 million, or 8.4% from the comparable prior year period. Interest expense during the first nine months of 2006 was $60.8 million, an increase of $8.9 million, or 17.1% from the comparable prior year period. The increases primarily reflect higher interest rates.

During the third quarter of 2006, interest income decreased $10.3 million, or 62.0%, compared to the comparable 2005 period. During the first nine months of 2006, interest income decreased $21.5 million, or 59.2%. The decreases reflect the recognition of interest income during 2005 associated with settlements of tax issues related to the 1998 through 2000 audit cycle, interest income associated with the settlement of a legacy issue during 2005, and the termination of the Company’s interest rate swaps during the fourth quarter of 2005.

During the third quarter of 2006, income tax expense was $57.3 million compared to $22.9 million for the comparable prior year period. During the first nine months of 2006, income tax expense was $163.9 million compared to $87.8 million for the comparable prior year period. The variances reflect higher taxable income in 2006, the recognition of tax settlements in 2005 and greater tax deductions in 2005 for employee stock option activity.

Income from continuing operations was $140.4 million, or $0.75 per diluted share for the third quarter of 2006 compared to $153.4 million, or $0.81 per diluted share for the comparable 2005 period. For the first nine months of 2006 income from continuing operations was $377.8 million, or $2.02 per diluted share compared to $406.3 million, or $2.15 per diluted share. The variances from the applicable prior year periods reflect the results discussed above.

During the third quarter of 2006, the Company recognized income of $3.1 million from discontinued operations compared to $35.9 million of income from discontinued operations during the comparable prior year period. The income in 2006 primarily reflects the results of the Company’s Switches businesses. The income in 2005 primarily reflects a tax settlement associated with automotive businesses sold in 1998.

During the first nine months of 2006, the Company recognized $62.5 million of income from discontinued operations compared to income of $37.2 million in the comparable prior year period. In 2006, the Company recognized a $42.3 million gain related to the sale of the Company’s automotive brake & fuel tubing and components business and the Company’s industrial non-metallic lined pumps and valves business. Another significant contributor to 2006 results was the income generated by the Company’s Switches businesses. The income in 2005 primarily reflects a tax settlement associated with automotive businesses sold in 1998, and income from the Company’s automotive brake & fuel tubing and components business. Partially offsetting the 2005 income was a net loss from the Company’s Switches businesses, asset write — downs associated with the Company’s Network System & Services business and costs related to other discontinued operations.

Segment Review

			Operating		Operating
	Revenue		Income		Margin
Three Months Ended September 30,	2006	2005	2006	2005	2006	2005
	(In millions of dollars)

Fluid Technology	$780.3	$694.5	$97.8	$74.7	12.5%	10.8%
Defense Electronics & Services	957.4	806.7	112.6	96.8	11.8%	12.0%
Motion & Flow Control	167.1	150.0	23.7	27.3	14.2%	18.2%
Electronic Components — Connectors	99.9	86.1	10.0	0.3	10.0%	0.3%
Corporate and Other	(3.6)	(2.7)	(29.2)	(19.1)	—	—

Total	$2,001.1	$1,734.6	$214.9	$180.0	10.7%	10.4%

			Operating		Operating
	Revenue		Income		Margin
Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005
	(In millions of dollars)

Fluid Technology	$2,231.3	$2,049.3	$262.4	$222.6	11.8%	10.9%
Defense Electronics & Services	2,707.0	2,361.9	309.0	259.5	11.4%	11.0%
Motion & Flow Control	543.5	521.6	90.5	96.2	16.7%	18.4%
Electronic Components — Connectors	286.3	272.5	23.3	7.7	8.1%	2.8%
Corporate and Other	(11.5)	(10.0)	(83.9)	(63.4)	—	—

Total	$5,756.6	$5,195.3	$601.3	$522.6	10.4%	10.1%

Fluid Technology

The Fluid Technology segment had revenues in the third quarter of 2006 of $780.3 million, an increase of 12.4% from the comparable 2005 period. Revenue growth of 7.1% represented contributions from existing businesses, primarily the water/wastewater and residential and commercial water businesses. Revenues from acquisitions and foreign currency translation accounted for 3.2% and 2.1% of revenue growth, respectively. During the first nine months of 2006, the Fluid Technology segment had revenues of $2,231.3 million, an increase of 8.9% from the comparable prior year period. Revenue growth of 7.3% represented contributions from existing businesses, primarily the water/wastewater, residential and commercial water businesses. Revenues from acquisitions accounted for 1.6% of revenue growth.

Operating income increased $23.1 million or 30.9% during the third quarter of 2006 compared to the third quarter of 2005. Higher volume and operational efficiencies represent 14.2% of growth. Lower restructuring charges, foreign currency translation and contributions from acquisitions also provided operating income growth of 13.2%, 3.9% and 2.0%, respectively. The recognition of stock compensation during 2006 lowered operating income by (2.4%). During the first nine months of 2006 operating income was $262.4 million, or 17.9% higher than the comparable prior year period. Higher volume and operational efficiencies represent 12.2% of growth. Lower restructuring charges, contributions from acquisitions and foreign currency translation contributed 5.4%, 1.4% and 0.8% of growth, respectively. The recognition of stock compensation during 2006 lowered operating income by (1.9%).

Defense Electronics & Services

The Defense Electronics & Services segment increased revenues 18.7% during the third quarter of 2006 to $957.4 million and increased revenues 14.6% during the first nine months of 2006. The growth reflects higher volume in all businesses.

In the third quarter of 2006, operating income of $112.6 million increased $15.8 million or 16.3% compared to 2005. Operating efficiencies, higher volume, favorable performance on contract milestones and net favorable cost estimate changes on fixed price contracts partially offset by higher legal costs drove income growth of 19.4%, partially offset by incremental restructuring costs (1.0%) and stock-based compensation (2.1%). During the first nine months of 2006, operating income of $309.0 million increased $49.5 million, or 19.1%. Operating efficiencies, higher volume and favorable performance on fixed price contracts partially offset by higher legal costs drove income growth of 22.5%, partially offset by incremental restructuring costs (1.4%) and stock-based compensation (2.0%).

Motion & Flow Control

Motion & Flow Control revenues increased 11.4% to $167.1 million in the third quarter of 2006. Increased volume, primarily in the friction material and aerospace businesses, provided 8.3% of growth and foreign currency translation provided 3.1% of growth. Revenues for the first nine months of 2006 increased $21.9 million, or 4.2% from the comparable prior year period. Revenue growth of 5.3% was generated by higher volume, primarily in the friction materials, aerospace controls and marine and leisure businesses. Foreign currency translation offset (1.1%) of revenue growth.

Operating income decreased $3.6 million or 13.2% in the third quarter of 2006 compared to the third quarter of 2005. Material cost increases and factory relocation costs partially offset by volume and other efficiencies accounted for 18.4% of income deterioration. The recognition of stock-based compensation also caused income to decline by 1.4%. Lower restructuring costs during the third quarter of 2006 and foreign currency translation offset 4.0% and 2.6% of income deterioration, respectively. During the first nine months of 2006, operating income decreased $5.7 million, or (5.9%) from the comparable prior year period. Higher restructuring costs, foreign currency translation, and the recognition of stock-based compensation resulted in (3.5%), (1.4%) and (1.0%) of income deterioration, respectively.

Electronic Components — Connectors

The Electronic Components — Connectors segment’s revenue increased 16.0% to $99.9 million in the third quarter of 2006 compared to the third quarter of 2005. Higher volume, primarily in the industrial, transportation and military/aerospace businesses contributed 14.8% of growth. Foreign currency translation contributed 1.2% of revenue growth. During the first nine months of 2006, the Electronic Components — Connectors segment’s revenue increased 5.1% to $286.3 million compared to the applicable prior year period. Higher volume, primarily in the industrial, transportation and military/aerospace businesses contributed 6.2% of growth. Foreign currency translation partially offset (1.1%) of revenue growth.

Operating income increased $9.7 million in the third quarter of 2006 compared to the third quarter of 2005. The increase reflects higher volume, improved operating efficiencies, foreign currency translation and lower restructuring costs. The recognition of stock compensation during 2006 partially offset the increase in operating income. During the first nine months of 2006 operating income increased $15.6 million compared to the applicable prior year period. The increase reflects higher volume and improved operating efficiencies and lower restructuring costs. Foreign currency translation and the recognition of stock compensation during 2006 partially offset the increase in operating income.

Corporate and Other

Corporate expenses increased $10.1 million, or 52.9% in the third quarter of 2006 compared to the third quarter of 2005. The increase primarily reflects additional accruals for legacy environmental matters and the recognition of income in 2005 associated with the favorable settlement of various legal matters. During the first nine months of 2006, corporate expenses increased 32.3% from the comparable prior year period to $83.9 million. The increase primarily reflects additional accruals for legacy environmental matters, the recognition of stock-based compensation in 2006, and additional legal accruals for various matters.

Restructuring and Asset Impairment Charges

2006 Restructuring Activities

During the third quarter of 2006, the Company recorded a $10.2 million restructuring charge, reflecting costs of $8.8 million related to new actions, $1.0 million related to actions announced during the first and second quarters of 2006, and $0.4 million related to prior year plans. The costs attributable to the first and second quarters of 2006 primarily reflect additional severance costs. The costs associated with prior year plans primarily reflect additional severance costs. Additionally, the Company reversed $0.4 million of restructuring accruals that management determined would not be required.

Components of Third Quarter 2006 Charge (in millions of dollars)

	2006 Actions — Third Quarter Plan
							2006 First &	Prior
		Other	Lease			Planned	Second	Year Plan
		Employee-	Cancellation &	Asset		Position	Quarter Plans	Additional
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Additional Costs	Costs

Fluid Technology	$3.1	$0.8	$0.3	$1.1	$5.3	130	$0.5	$—
Defense Electronics & Services	0.2	—	0.8	—	1.0	10	—	—
Motion & Flow Control	1.3	—	—	—	1.3	1	0.1	0.1
Electronic Components — Connectors	0.9	—	—	—	0.9	9	0.3	0.2
Corporate and Other	0.3	—	—	—	0.3	4	0.1	0.1

	$5.8	$0.8	$1.1	$1.1	$8.8	154	$1.0	$0.4

The charges associated with actions announced during the third quarter of 2006, represent a reduction of structural costs in all segments and the planned closure of one facility in the Fluid Technology segment and one facility in the Defense Electronics & Services segment. Planned position eliminations total 154, including 81 factory workers, 70 office workers, and 3 management employees. The costs attributable to the third quarter 2006 plan primarily reflect severance, asset impairment and lease costs. The costs associated with prior year plans primarily reflect additional severance costs. Additional costs of approximately $10 million related to these actions are expected to be recognized over remainder of 2006 ($6.5 million in the Fluid Technology segment and $3.5 million in the Defense Electronics & Services segment).

Payments of $3.6 million were made during 2006 related to actions announced for the third quarter plan.

The projected future savings from restructuring actions announced during the third quarter of 2006 are approximately $1 million during 2006 and $42 million between 2007 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses”.

During the second quarter of 2006, the Company recorded a $12.2 million restructuring charge, reflecting costs of $5.4 million related to new actions, $5.7 million related to actions announced during the first quarter of 2006, and $1.1 million related to prior year plans. The costs attributable to the first quarter of 2006 primarily reflect lease costs and severance. The costs associated with prior year plans primarily reflect additional severance costs. Additionally, the Company reversed $1.8 million of restructuring accruals that management determined would not be required.

Components of Second Quarter 2006 Charge (in millions of dollars)

					2006 First Quarter
	2006 Actions — Second Quarter Plan				Plan	Prior Year Plans
		Other Employee-		Planned Position
	Severance	Related Costs	Total	Eliminations	Additional Costs	Additional Costs

Fluid Technology	$1.3	$0.1	$1.4	16	$0.7	$—
Defense Electronics & Services	0.8	0.1	0.9	32	—	—
Motion & Flow Control	1.8	0.1	1.9	28	4.7	0.5
Electronic Components — Connectors	0.9	—	0.9	9	0.3	0.6
Corporate and Other	0.3	—	0.3	2	—	—

	$5.1	$0.3	$5.4	87	$5.7	$1.1

The charges associated with actions announced during the second quarter of 2006, represent a reduction of structural costs in all segments. Planned position eliminations total 87, including 14 factory workers, 66 office workers, and 7 management employees.

Payments of $3.0 million were made during 2006 related to actions announced for the second quarter plan.

The projected future savings from restructuring actions announced during the second quarter of 2006 are approximately $4 million during 2006 and $33 million between 2007 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

During the first quarter of 2006, the Company recorded a $12.5 million restructuring charge, reflecting costs of $10.7 million related to new actions and costs of $1.8 million related to prior year plans. Additionally, the Company reversed $0.7 million of restructuring accruals that management determined would not be required.

Components of First Quarter 2006 Charge (in millions of dollars)

	2006 Actions — First Quarter Plan					Prior Year Plans
		Other Employee-			Planned Position
	Severance	Related Costs	Asset Write-offs	Total	Eliminations	Additional Costs

Fluid Technology	$2.3	$1.6	$—	$3.9	122	$0.5
Defense Electronics & Services	2.0	—	—	2.0	60	—
Motion & Flow Control	0.7	—	1.2	1.9	125	0.4
Electronic Components — Connectors	2.8	—	—	2.8	53	0.9
Corporate and Other	0.1	—	—	0.1	1	—

	$7.9	$1.6	$1.2	$10.7	361	$1.8

These charges represent a reduction of structural costs in all segments, as well as the planned closure of two facilities in the Fluid Technology segment and one facility in the Motion & Flow Control segment. Planned position eliminations total 361, including 225 factory workers, 126 office workers, and 10 management employees. As of March 31, 2006, additional costs of $2.0 million related to these actions are expected to be recognized over remainder of 2006 ($1.2 million in the Fluid Technology segment and $0.8 million in the Motion & Flow Control segment).

Payments of $8.0 million were made during 2006 related to actions announced for the first quarter plan.

The projected future savings from restructuring actions announced during the first quarter of 2006 are approximately $12 million during 2006 and $94 million between 2007 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

2005 Restructuring Activities

During 2005, the Company recorded a $58.9 million restructuring charge, reflecting costs of $58.7 million related to new actions and costs of $0.2 million related to previous plans.

Components of 2005 Charge (in millions of dollars)

	2005 Actions					Prior Year Plans
			Lease
			Cancellation &		Planned Position
	Severance	Asset Write-Offs	Other Costs	Total	Eliminations	Additional Costs

Fluid Technology	$28.8	$1.4	$1.7	$31.9	466	$—
Motion & Flow Control	8.9	—	0.8	9.7	274	—
Electronic Components — Connectors	16.3	0.1	0.3	16.7	200	0.2
Corporate and Other	0.4	—	—	0.4	1	—

	$54.4	$1.5	$2.8	$58.7	941	$0.2

These charges represent a reduction of structural costs and closure of four facilities in the Fluid Technology segment, and continued reorganization and closure of one facility in the Electronic Components — Connectors segment. In addition, activity in the Motion & Flow Control segment reflected workforce reductions, the consolidation of functions, the transfer of functions from France to Holland and the outsourcing of selected functions to Eastern Europe. Planned position eliminations total 941, including 485 factory workers, 402 office workers, and 54 management employees.

Payments of $20.7 million were made during 2006 related to actions announced during 2005.

The projected future savings from restructuring actions announced during 2005 are approximately $51 million during 2006 and $213 million between 2007 and 2010. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Liquidity and Capital Resources

Sources and Uses of Cash:

  Operating

The Company generated $487.4 million of cash from operating activities during the first nine months of 2006. During the first nine months of 2005, the Company generated $477.9 million in cash from operating activities. The increase in cash generated from operating activities is primarily due to lower funding of accounts receivable, reflecting improved collections, and higher accrued expenses due to increased employee benefits, higher legal costs and the timing of payments. Higher tax payments, and higher inventory levels, reflecting increased volume partially offset the increase in cash from operating activities. Additionally, a reduction in cash inflows from accounts payable, reflecting the timing of vendor payments, offset the increase in cash from operating activities.

In both the first nine months of 2006 and 2005, a $100 million voluntary pre-funding of pension obligations was made.

  Investing

Additions to Plant, Property and Equipment:

Capital expenditures during the first nine months of 2006 were $95.2 million, which was flat with the applicable prior year period.

Acquisitions:

2006 Acquisitions

During the first nine months of 2006, the Company spent $75.2 million primarily for the acquisitions of two companies, one of which is included in the Defense & Electronic Services segment and one of which is included in the Fluid Technology segment.

During the first nine months of 2005, the Company spent $38.4 million for the acquisition of one company in the Fluid Technology segment and for additional shares of a company acquired during 2004.

Sale of Businesses:

In the first quarter of 2006, the Company completed the sale of its automotive brake & fuel tubing and components business to a privately held company, for net proceeds of $188.6 million. The business, which was a component of the Company’s Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry. Additionally, during the first quarter of 2006, the Company completed the sale of its industrial non-metallic lined pumps and valves business to a private equity investor, for net proceeds of $24.8 million. The business, which was a component of the Company’s Fluid Technology segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical, and pharmaceutical Corporation. The Company recognized gains on these two transactions totaling approximately $42.3 million.

Sale of Plant, Property and Equipment:

During the first nine months of 2006, the Company generated $3.7 million of cash from the sale of one building in the Fluid Technology segment, and $2.8 million from the sale of land in the Motion & Flow Control segment. The remaining $3.8 million of proceeds was generated from the sale of plant and equipment across several segments. In the first nine months of 2005, the Company generated $2.5 million of cash from the sale of one property and $6.6 million from the sale of plant and equipment.

Financing

	September 30,	December 31,
	2006	2005
	(In millions of dollars)

Cash & Cash equivalents	$792.5	$451.0
Total Debt	1,107.0	1,266.9
Net Debt	314.5	815.9
Total Shareholders’ Equity	3,151.0	2,723.4
Total Capitalization (debt plus equity)	4,258.0	3,990.3
Net Capitalization (debt plus equity less cash)	3,465.5	3,539.3
Debt to total capitalization	26.0%	31.7%
Net debt to net capitalization	9.1%	23.1%

Share Repurchases and Other Matters:

In the first nine months of 2006 and 2005, the Company repurchased 2.5 million and 5.7 million shares for $136.4 million and $288.5 million, respectively, to offset the dilutive impact of stock-based awards to employees.

On February 21, 2006, the Company effected a two-for-one stock split of its common stock. The financial statements, notes and other references to share and per share data have been restated to reflect the stock split for all periods presented.

In October 2006 the Company announced a $1 billion share repurchase program that will occur over a period of up to three years. This program replaces the Company’s previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with the Company’s capital allocation process which is centered on those investments necessary to grow its businesses organically and through acquisitions, while also providing cash returns to shareholders.

Debt and Credit Facilities:

Debt at September 30, 2006 was $1,107.0 million, compared with $1,266.9 million at December 31, 2005. The change in debt levels primarily reflect the use of cash generated from operating activities to pay down debt. Cash and cash equivalents were $792.5 million at September 30, 2006, compared to $451.0 million at December 31, 2005. The change in cash levels primarily reflects cash generated from operating activities and proceeds received from the sale of businesses remaining after the repayment of debt, the buyback of shares, the payment of dividends and other cash flow activity discussed in the “Investing” section above.

Discontinued Operations — Operating Activities

Cash generated from the operating activities of discontinued operations was $71.2 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2005 cash used in the operating activities of discontinued operations was $81.3 million. The primary reason for the variance in cash flow between the current and prior year periods was approximately $100.0 million of payments in 2005 to settle tax matters related to the Company’s automotive discontinued operations and approximately $17 million of other non-recurring payments in 2005 for a disposed company.

Critical Accounting Policies

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies or estimates during the first nine months of 2006.

Accounting Pronouncements

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) issued by the Financial Accounting Standards Board (“FASB”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The provisions of the SFAS 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award.

The Company adopted SFAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Condensed Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based and long-term employee compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $5.1 million and $23.2 million, respectively, which consisted of stock-based compensation expense related to employee stock options and restricted shares of common stock and long term employee compensation. There was no stock-based compensation expense related to employee stock options during the three and nine months ended September 30, 2005. See Note 8, “Stock-Based and Long-Term Incentive Employee Compensation” in the Notes to Consolidated Condensed Financial Statements for additional details.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses and prior service costs or credits must be recognized in Accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. At the adoption date, any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as an adjustment to beginning retained earnings. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end, which is consistent with the Company’s current practice. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on our unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would decrease total assets by approximately $332 million, increase total liabilities by approximately $399 million and reduce total shareowners’ equity by approximately $731. The adoption of SFAS 158 will not have an impact on the Company’s consolidated income statements or cash flows. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

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

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a material effect on the Company’s financial statements.

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

Forward-Looking Statements

“Safe Harbor Statement” under the Private Securities Litigation Reform Act of 1995 (“the Act”):

Certain material presented herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Act. These forward-looking statements include statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated by the Company include general global economic conditions, decline in consumer spending, interest and foreign currency exchange rate fluctuations, availability of commodities, supplies and raw materials, competition, acquisitions or divestitures, changes in government defense budgets, employment and pension matters, contingencies related to actual or alleged environmental contamination, claims and concerns, intellectual property matters, personal injury claims, governmental investigations, tax obligations, and changes in generally accepted accounting principles. Other factors are more thoroughly set forth in Item 1. Business, Item 1 A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and other of its filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, and except as noted in Note 14, “Commitments and Contingencies,” in the Notes to Consolidated Condensed Financial Statements, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis in the foreseeable future.

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of	Average Price Paid
Period	Shares Purchased(1)	Per Share(2)

7/1/06 — 7/31/06	82,334	$47.88
8/1/06 — 8/31/06	35,800	$49.81
9/1/06 — 9/30/06	112,800	$50.18

(1)	All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

Through the third quarter of 2006, the Company’s strategy for cash flow utilization was to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company’s stock option programs. The remaining cash is then available for strategic acquisitions and discretionary repurchases of the Company’s common stock and repayment of debt.

Item 6.
EXHIBITS

(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Corporation

(Registrant)

By:	/s/ Janice M. Klettner
Janice M. Klettner
Chief Accounting Officer
(Principal accounting officer)

November 7, 2006

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of July 1, 2006	Incorporated by reference to Exhibit 3(a) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended July 11, 2006	Incorporated by reference to Exhibit 3(b) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
(4)		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.1)	*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams	Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of September 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.6)	*	ITT 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.8)		1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.9)	*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.9 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.11)	*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.16)	*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)		Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)		Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.24)		Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)		Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)		Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).
(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(11)		Statement re computation of per share earnings	Not required to be filed.
(12)		Statement re computation of ratios	Not required to be filed.

Exhibit
Number	Description	Location

(18)	Letter re change in accounting principles	Filed herewith.
(21)	Subsidiaries of the Registrant	Not required to be filed.
(22)	Published report regarding matters submitted to vote of security holders	Not required to be filed.
(24)	Power of attorney	None.
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601 (b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

*	Management compensatory plan