Form 10-K
period 2006-12-31
ITT CORP
filed 2007-02-28
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File No. 1-5672

ITT CORPORATION

Incorporated in the State of Indiana	13-5158950
(I.R.S. Employer Identification No.)

4 West Red Oak Lane, White Plains, NY 10604
(Principal Executive Office)
Telephone Number: (914) 641-2000

Securities registered pursuant to Section 12(b) of the Act, all of which are registered on The New York Stock Exchange, Inc.:

COMMON STOCK, $1 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act  . Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2006 was approximately $9.1 billion.

As of January 31, 2007, there were outstanding 181,793,726 shares of Common Stock, $1 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 8, 2007, are incorporated by reference in Part III of this Form 10-K.

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

PART I

ITEM 1.

BUSINESS

ITT Corporation, with 2006 sales and revenues of approximately $7.81 billion, is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and related services. In the fourth quarter of 2006, the Company consolidated its Electronic Components business segment into its Motion & Flow Control business segment, following the earlier transfer of the Switches businesses from Electronic Components to discontinued operations. The Company’s three principal business segments now are Fluid Technology, Defense Electronics & Services, and Motion & Flow Control.

Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 37,500 employees based in 52 countries, including approximately 4,100 employees in our Switches businesses which are actively being marketed for sale. Unless the context otherwise indicates, references herein to “ITT,” the “Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation. Reference is made to “— COMPANY HISTORY AND CERTAIN RELATIONSHIPS.” Our telephone number is (914) 641-2000.

The table below shows, in percentage terms, consolidated sales and revenues and operating income attributable to each of our business segments for the last three years. Certain amounts, in the table below, and the discussion to follow, have been reclassified to conform to the current year presentation.

	Year Ended
	December 31,
	2006	2005	2004

Sales and Revenues
Defense Electronics & Services	47%	46%	40%
Fluid Technology	39	40	43
Motion & Flow Control	14	14	17

	100%	100%	100%

Operating Income
Defense Electronics & Services	50%	50%	43%
Fluid Technology	46	44	48
Motion & Flow Control	19	18	23
Other	(15)	(12)	(14)

	100%	100%	100%

BUSINESS AND PRODUCTS

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions for the Wastewater, Residential & Commercial Water, Industrial & BioPharm and Advanced Water Treatment markets. Sales and revenues were approximately $3.07 billion, $2.80 billion, and $2.56 billion for 2006, 2005 and 2004, respectively.

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

As one of the world’s leading producers of fluid handling equipment and related products for treating and recycling wastewater, ITT actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness of the need to preserve and protect the earth’s water resources.

Wastewater

ITT Flygt is the originator and largest manufacturer of submersible pumps and mixers which form the heart of many of the world’s sewage and wastewater treatment facilities. Combining Flygt’s submersible pumps and mixers with Sanitaire and ABJ products (discussed below) provides a solution to customers’ needs for complete systems for wastewater treatment. Dry mount pumps from A-C Pump provide an alternative technical solution to submersible pumps. Flygt is a market leader and respected brand for commercial and municipal submersible wastewater pumps. ITT’s strong position in the dewatering market is generated by Flygt, Robot and Grindex and, in the residential effluent and sewage pumps systems area, Goulds Pumps and Lowara are market leaders.

Residential & Commercial Water

ITT’s broad range of pumps, systems and accessories for residential, municipal and commercial applications including water, wells, pressure boosters, and agriculture packages and systems are branded Goulds Pumps, Red Jacket Water Products, Marlow Pumps, Lowara, and Vogel.

Flowtronex is the product brand for package systems for turf irrigation and water booster systems for municipal systems, golf courses and irrigation systems.

Leading product brands, such as Bell & Gossett, McDonnell & Miller, and Hoffman Specialty, provide a broad variety of products for environmental control in buildings and for building service and utility applications including liquid-based heating and air conditioning systems, liquid level control, and steam trap products for boiler and steam systems. ITT services the European and Middle East building trade markets with pressure boosting pumps under the Lowara and Vogel names. A-C Fire Pump is a global UL/FM fire pump package provider.

Industrial & BioPharm

ITT, under the Goulds Pumps brand name, offers standard as well as application specific pumps for the industrial marketplace. Examples of typical applications include general industrial, mining, chemical, pulp and paper, power, oil refining and gas processing. Fabri-Valve knife gate valves are designed to handle a variety of demanding applications, including pulping recovery and bleaching in pulp and paper plants.

ITT offers a wide array of valve and turnkey systems that are at the heart of extremely demanding manufacturing processes, especially of biological and pharmaceutical compounds.

Advanced Water Treatment

Through the Sanitaire, and ABJ brands, ITT is a leader in biological treatment systems for municipal and industrial wastewater treatment. The broad range of products includes ceramic and membrane fine bubble diffusers and stainless steel coarse bubble diffusers. ITT also provides advanced membrane filtration engineered systems, reverse osmosis systems and portable filtration technology. Flygt’s submersible mixers and Sanitaire’s diffused aeration systems play a crucial role in the biological treatment phase ensuring that incoming flows reach optimal nitrification and preventing sedimentation in the aeration tank. ABJ is a unique Sequence Batch Reactor (“SBR”) allowing a continuous inflow.

In 2006, the Company acquired the F.B. Leopold Company, a leading provider of water and wastewater treatment products for the municipal and industrial markets including clarifiers, filters, and media. In 2004, ITT acquired WEDECO, a leading provider of ultraviolet disinfection and ozone oxidation systems for both municipal and industrial applications.

Global Service and Customer Care

Fluid Technology has a global network of service centers for aftermarket customer care. Our aftermarket capabilities include the repair and service of all brands of pumps and rotating equipment, engineering upgrades, contract maintenance, and service.

System Solutions

ITT strives to provide its global customer base with the systems and solutions they need to meet ever increasing demands on cost control and efficiencies. Through the overarching strategic Value Based Six Sigma program, ITT now has in place company-wide systems for rapid product development.

Our strategy to expand downstream to better service our customers has moved us from a product producer to a solution provider. This strategy has guided us in our acquisitions. For example, today ITT can extend its core offering of submersible pumps and mixers with systems to control plant operation, technologies that analyze the waste stream, and products and systems to treat water through biological, treatment, filtration, oxidation and disinfection processes.

In the industrial markets, our pump systems are now supplied with intelligent control systems and predictive conditioning monitoring. Customers engaging in our “total systems approach” generally find dramatically lower energy consumption, maintenance and overall life cycle costs.

The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

	Year Ended
	December 31,
	2006	2005	2004

Wastewater	37%	35%	34%
Residential & Commercial Water	34	34	35
Industrial & BioPharm	19	19	20
Advanced Water Treatment	10	12	11

	100%	100%	100%

Management believes that Fluid Technology has a solid technology base and proven expertise in designing its products and services to meet customer needs. Management also believes that the continuing development of new products will enable Fluid Technology to maintain and build market leadership positions in served markets.

Order backlog for Fluid Technology was $702.2 million in 2006, compared with $551.2 million in 2005, and $570.3 million in 2004.

Brand names include Aquioustm, ABJ®, A-C Pump®, Bell & Gossett®, F.B. Leopold Company, Flygt®, Flowtronex®, Goulds Pumps®, Hoffman Specialtytm, ITT Standard, Lowara®, Marlow Pumps®, McDonnell & Miller®, Pure-Flo, Sanitaire®, Vogel®, and WEDECO®.

The level of activity in Fluid Technology is dependent upon economic conditions in the markets served, weather conditions and, in the case of municipal markets, the ability of municipalities to fund projects for our products and services, and other factors. See “— COMPETITION.”

Fluid Technology companies have approximately 11,800 employees and have 43 major facilities in 16 countries.

Defense Electronics & Services

Defense Electronics & Services, with sales and revenues of approximately $3.66 billion, $3.22 billion, and $2.41 billion for 2006, 2005 and 2004, respectively, develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets, and provides communications systems and engineering and applied research. Operations are in North America, Europe, and the Middle East.

Defense Electronics & Services consists of the two major areas of (i) Systems and Services and (ii) Defense Electronics. Systems and Services consists of our Systems and Advanced Engineering and Sciences businesses. Defense Electronics consists of our Aerospace/Communications, Space Systems, Night Vision and Electronic Systems businesses.

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

The Advanced Engineering & Sciences Division provides a wide range of research, technologies and engineering support services to government, industrial and commercial customers. In addition, the division provides products and services for information collection, information processing and control, information security and homeland defense telecommunications.

Defense Electronics

The Aerospace/Communications Division (“A/CD”) develops wireless networking systems for tactical communications. A/CD is the creator of the core technology used in the world’s two largest tactical digitization programs: the U.S. Tactical Internet and the U.K. Bowman program. This technology has created a family of interconnected products including the Single Channel Ground and Airborne Radio System (“SINCGARS”). A/CD is at the leading edge of networking with its routers and algorithms. These devices permit self-organizing and self-healing connections all across the battlespace. A/CD is also developing the newest ground to air radios for the Federal Aviation Administration.

The Space Systems Division (“SSD”) provides innovative solutions to customers in the Department of Defense, intelligence, space science, and commercial aerospace communities to help them visualize and understand critical events anywhere on earth, in the air, or in space. SSD’s offerings include intelligence, surveillance and reconnaissance systems, image information solutions, sophisticated meteorological imagers and sounders, GPS navigation payload systems and components, commercial remote sensing and space science systems.

The Night Vision Division supplies the most advanced night vision equipment available to U.S. and allied military forces. The equipment includes night vision goggles for fixed and rotary-wing aviators; night vision goggles, monoculars and weapon sights for ground forces, and image intensifier tubes required for all of these systems. Night Vision is developing advanced technology for the digital battlefield that will allow improved mobility and situational awareness. The division is also supplying high-performance night vision devices to federal, state and local law enforcement officers in support of homeland security.

The Electronic Systems (“ES”) Division produces information and electronic warfare technologies for a broad range of military aircraft to help protect aircraft from radar-guided weapons. ES is developing for the United States Army and Special Operations Forces the next-generation of fully integrated airborne electronic warfare systems for rotary wing aircraft called the Suite of Integrated Radio Frequency Countermeasures (“SIRFC”). In addition, ES has developed a SIRFC based system for fixed wing aircraft such as the F-16, and is also the supplier for the United States Integrated Defensive Countermeasures (“IDECM”) system for fixed wing aircraft such as the F/A-18 E/F fighter fleet. ES is a co-developer and producer of the integrated communications, navigation and identification system for the U.S. Air Force F-22 Raptor. ES also produces military and civilian air traffic control systems and air defense radars marketed under the name Gilfillan. ES’s latest generation of air traffic control radar systems includes fixed and mobile terminal airport surveillance radars and precision approach radars for landing assistance in extreme physical environments, and produces and installs air surveillance and weapons control radars for both ship and land-based applications.

The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

	Year Ended
	December 31,
	2006	2005	2004

Systems and Services
Systems	32%	33%	35%
Advanced Engineering & Sciences	9	9	11
Defense Electronics
Aerospace/Communications	21	17	15
Space Systems	17	20	14
Night Vision	11	10	11
Electronic Systems	10	11	14

	100%	100%	100%

Defense Electronics & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 96% of 2006 sales and revenues of Defense Electronics & Services were to governmental and international entities; approximately 89% of 2006 total sales and revenues were to the United States Government (principally in defense programs).

A substantial portion of the work of Defense Electronics & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States Government. Apart from the United States Government, international customers and commercial customers accounted for approximately 7% and 4%, respectively, of 2006 sales and revenues for Defense Electronics & Services.

Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Electronics & Services were 4% in 2006, 6% in 2005 and 1% in 2004. Certain products sold by Defense Electronics & Services have particular commercial application, including night vision devices. In addition, Defense Electronics & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small to medium satellite systems in low polar earth orbits.

Funded order backlog for Defense Electronics & Services was $3.88 billion in 2006 compared with $3.48 billion in 2005 and $3.46 billion in 2004.

The level of activity in Defense Electronics & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Electronics & Services, the Company’s ability to win new contract awards, demand and budget availability for such products and services in areas other than defense, the Company’s ability to obtain appropriate export licenses for international sales and business, and other factors. See “— COMPETITION.”

Defense Electronics & Services companies have approximately 15,900 employees and are present in 205 facilities in 22 countries.

Motion & Flow Control

The results for the Motion & Flow Control segment have been restated to include the results of the Connectors business, which was incorporated into the segment in the fourth quarter of 2006.

Motion & Flow Control, with sales and revenues of approximately $1.09 billion, $1.03 billion and $1.00 billion for 2006, 2005 and 2004, respectively, comprises a group of units providing products and services for the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer, consumer and RV/marine. Motion & Flow Control consists of Connectors, Friction Materials, Marine & Leisure, KONI and Aerospace Controls businesses.

Connectors

Connectors designs and manufactures connectors, interconnects, cable assemblies, multi-function grips, input/output (I/O) card kits and smart card systems. Markets served include the areas of communications, industrial, transporation, military/aerospace, commercial aircraft, computer and consumer uses. Connector products are marketed primarily under the Cannon® brand name.

Friction Materials

Friction Materials designs and manufactures friction pads and backplates for braking applications on vehicles. From three facilities in Italy and two in the United States, Friction Materials services most European “OEM” (Original Equipment Manufacturers) auto makers and also operates a substantial facility for research and testing of new materials. Approximately 50% of Friction Materials’ 2006 business is in aftermarket activity.

Marine & Leisure

The Marine & Leisure division is the world’s leading producer of pumps and related products for the marine and leisure markets. Products sold worldwide under the brand names Jabsco®, Rule®, Flojet®, and Danforth® also serve the recreational vehicle market. Flojet is also a leading producer of pumps and components for beverage applications. Both Jabsco and Flojet also produce pumps for other specialty industrial fluid dispensing applications.

Marine & Leisure’s HydroAir business designs and manufacturers jets, pumps and other components for manufacturers of whirlpool baths and hot tub spas.

KONI

KONI designs and markets adjustable shock absorbers under the brand name KONI® for high performance vehicles, trucks, buses, railway equipment and specialty applications such as bridges and also markets friction products in North America. Customers are principally in Europe, North America, and Asia.

Aerospace Controls

Aerospace Controls is a worldwide supplier of valves, actuators, pumps and switches for the commercial, military, regional, business and general aviation markets. Products are principally sold to OEMs and the aftermarket in North and South America, Europe and Asia. Aerospace Controls also sells switches and regulators into the oil and gas, fluid power, power generation, and chemical markets.

Conoflow markets pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

	Year Ended
	December 31,
	2006	2005	2004

Connectors	35%	35%	37%
Friction Materials	29	28	27
Marine & Leisure	21	21	21
KONI	8	9	9
Aerospace Controls	7	7	6

	100%	100%	100%

The level of activity for Motion & Flow Control is affected by overall economic conditions in the markets served, the competitive position with respect to price, quality, technical expertise, and customer service, as well as weather conditions and natural disasters. See “— COMPETITION.”

Motion & Flow Control has approximately 5,300 employees and 28 facilities located in 10 countries throughout North America, Europe and Asia.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 24, “Business Segment Information,” in the Notes to Consolidated Financial Statements for further details with respect to business segments.

Acquisitions, Divestitures, Restructuring, and Related Matters

We have been involved in an ongoing program of acquiring businesses that provide a rational fit with businesses we presently conduct and divesting businesses that do not enhance that fit.

After completing a strategic review of the former Electronic Components segment in the fourth quarter of 2005, the Company decided to dispose of the Switches businesses. The Company is actively marketing the business for sale and began reporting the Switches businesses as discontinued operations in the third quarter of 2006.

On January 20, 2006, the Company completed the sale of its industrial non-metallic lined pumps and valves business (“Richter”) to a private equity investor, for net proceeds of $25 million. The business, which was a component of the Company’s Fluid Technology segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical, and pharmaceutical industries.

On February 7, 2006, the Company completed the sale of its automotive brake & fuel tubing and components business to Cooper-Standard Automotive, a privately-held company, for net proceeds of approximately $190 million including certain post-closing adjustments.

On March 31, 2006, the Company acquired a privately held company which is a leading provider of semiconductor design services, intellectual property and product, for its Defense Electronics & Services segment. Management believes the technology will help the Company lead the way in providing a new generation of radios for the modern soldier.

On June 14, 2006, the Company announced that it had acquired the F. B. Leopold Company, a manufacturer of clarification and gravity filtration technology, for its Fluid Technology segment.

On October 6, 2006, the Company acquired Sota Corporation, a manufacturer of fuel boost and override pumps and potable water pumps for aerospace applications, for its Motion & Flow Control segment.

During 2005, the Company acquired Ellis K. Phelps and Co.(“Phelps”), the largest U.S. distributor of products sold under ITT’s Flygt brand, within the Fluid Technology segment, for the wastewater pumping and treatment market.

On January 19, 2004, the Company acquired over 81.4% of the outstanding shares of WEDECO, which manufactures ultraviolet disinfection and ozone oxidation systems, and of Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd., a producer of reverse-osmosis, membrane and other water treatment systems for the power, pharmaceutical, chemical and manufacturing markets in China for its Fluid Technology segment. In 2005, the Company purchased additional shares of WEDECO. As a result of subsequent purchases, we now own all of the outstanding shares of WEDECO.

On August 6, 2004, we acquired Allen Osborne Associates, Inc. a manufacturer of high precision GPS systems receivers for our Defense Electronics & Services segment.

On August 13, 2004, we acquired Eastman Kodak Company’s Remote Sensing Systems business, which provides large scale optical and electro-optical high-resolution satellite imaging. The acquisition is included in the Company’s Defense Electronics & Services segment.

On December 20, 2004, we acquired Cleghorn Waring & Co. (Pumps) Limited, a supplier of marine and industrial pumps in the United Kingdom for our Motion & Flow Control segment.

On December 21, 2004, we disposed of our equity interest in Mesh Networks, Inc. to Motorola, Inc.

See Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements regarding restructuring matters. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring and Asset Impairment Charges.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks and Uncertainties — Status of Automotive Discontinued Operations,” Note 3, “Acquisitions,” and Note 5, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for information regarding the resolution of certain disputes relating to the sales of automotive businesses during 1998 and further information regarding discontinued operations.

Geographic Markets

In 2006, approximately 54% of the sales and revenues of Fluid Technology was derived from the Americas, approximately 33% was derived from Europe, and the Asia/Pacific/other region accounted for approximately 13%. The geographic sales mix differs among products and among divisions of Fluid Technology. Our management anticipates growth opportunities in Eastern Europe, Central Asia, Africa/ Middle East, Latin America, and the Asia/Pacific region. In China, Fluid Technology has manufacturing and distribution facilities to produce and sell both submersible pumps for the sewage handling and mining markets and vertical turbine pumps including a foundry operation. The Company also has joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

The geographic sales base of Defense Electronics & Services is predominantly the United States, which accounted for approximately 93% of 2006 sales and revenues. Management of Defense Electronics & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

The geographic sales base of Motion & Flow Control is predominantly in the Americas and Europe. In 2006, approximately 38% of sales and revenues of Motion & Flow Control were to customers in the Americas, approximately 53% of sales were to customers in Europe and 9% were in Asia/Pacific/other.

See Note 24, “Business Segment Information,” in the Notes to Consolidated Financial Statements for further geographical information concerning sales and revenues and long-lived assets.

Competition

Substantially all of our operations are in highly competitive businesses. The nature of the competition varies across all business segments. A number of large companies engaged in the manufacture and sale of similar lines of products and the provision of similar services are included in the competition, as are many small enterprises with only a few products or services. Technological innovation, price, quality, reliability, and service are primary factors in the markets served by the various segments of our businesses. The Company’s many products and services go to market collectively linked by the ITT brand, the engineered blocks symbol, and the tagline “Engineered for life.” The brand has been enhanced and strengthened over the years through a coordinated effort that includes advertising, public relations activities, trade exhibits, and point of sale material.

The Fluid Technology segment is affected by strong competition, changing economic conditions, periodic industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. Management of Fluid Technology responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs and life cycle cost initiatives.

In Defense Electronics & Services, government defense budgets, particularly in the United States, have increased in recent years following periods of significant declines. Business consolidations continue to change the competitive environment. We have adjusted to these changes by focusing on the defense electronics and services markets, by making process improvements, and through capacity rationalization. In most of the markets served by Defense Electronics & Services, competition is based primarily upon price, quality, technological expertise, cycle time, and service.

In Motion & Flow Control, competition is a significant factor which has resulted in increased pressure to reduce prices and, therefore, costs. Product capability, quality, engineering support, and experience are also important competitive factors. Management of Motion & Flow Control is focused on differentiated new product development and maintenance of strong customer relationships, with emphasis on continuous improvement, striving to maintain our competitive advantage.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Exposures” and Note 18, “Derivative Instruments and Hedging Activities,” in the Notes to Consolidated Financial Statements.

Cyclicality

Many of the markets in which our businesses operate are cyclical and can be affected by general economic conditions in those markets. Since we manufacture and sell products used in historically cyclical industries, such as the construction, mining and minerals, transportation, defense, automotive, and aerospace industries, as well as other industries served by our Connectors business, we could be adversely affected by negative cycles affecting those and other industries.

Governmental Regulation and Related Matters

A number of our businesses are subject to governmental regulation by law or through contractual arrangements. Our Defense Electronics & Services businesses perform work under contracts with the United States Department of Defense or other agencies of the United States government and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including regulations requiring background investigations for high-level security clearances for our executive officers. Most of such contracts are subject to termination by the respective governmental parties on various grounds, although such terminations generally are rare.

A portion of our business is classified by the government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs and products.

Environmental Matters

We are subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the United States such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). Environmental requirements are significant factors affecting all operations. Management believes that our companies closely monitor all of their respective environmental responsibilities, together with trends in environmental laws. We have established an internal program to assess compliance with applicable environmental requirements for all of our facilities, both domestic and overseas. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past several years we have conducted regular, thorough audits of our major operating facilities. As a result, management believes that our companies are in substantial compliance with current environmental regulations. Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial position, results of operations or cash flows. In addition, we have purchased insurance protection against certain unknown risks.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks and Uncertainties — Environmental Matters” and “Legal Proceedings”.

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

Research, Development, and Engineering

Our businesses require substantial commitment of resources for research, development, and engineering activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Research, development, and engineering activities are important in all of our business segments. During 2006, 2005 and 2004, the Company spent $160.9 million, $156.8 million and $126.7 million, respectively, on research and development. The Company also spent $499.3 million, $472.0 million and $470.5 million, respectively, on research, development and engineering pursuant to customer contracts.

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

At the time of the Distribution (see — “Company History and Certain Relationships”), we obtained from ITT Destinations certain exclusive rights and licenses to use the “ITT” name, mark, and logo. In 1999, we acquired all right, title, and interest in and to the “ITT” name, mark, and logo and an assignment of certain agreements granting The Hartford and ITT Educational Services, Inc. (ESI) limited rights to use the “ITT” name, mark, and logo in their businesses. These agreements are perpetual, and the licenses are subject to maintenance of certain quality standards by both The Hartford and ESI.

Employees

As of December 31, 2006, ITT and its subsidiaries employed approximately 37,500 people, including approximately 4,100 employees in our Switches businesses which are actively being marketed for sale. Of the 37,500 people, approximately 18,000 are employees in the United States, of whom approximately 21% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

Company History and Certain Relationships

ITT Corporation is an Indiana corporation incorporated on September 5, 1995 as ITT Indiana, Inc. It is the successor pursuant to a statutory merger of ITT Corporation, a Delaware corporation (“ITT Delaware”), into ITT Indiana, Inc. effective December 20, 1995, whereupon its name became ITT Industries, Inc. ITT Delaware, originally incorporated in Maryland in 1920 as International Telephone and Telegraph Corporation, was reincorporated in Delaware in 1968. It changed its name to ITT Corporation in 1983. On December 19, 1995, ITT Delaware made a distribution (the “Distribution”) to its stockholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation (“ITT Destinations”), and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation (now known as The Hartford Financial Services Group, Inc. or “The Hartford”), both of which were wholly-owned subsidiaries of ITT Delaware. In connection with the Distribution, ITT Destinations changed its name to ITT Corporation. On February 23, 1998, ITT Corporation was acquired by Starwood Hotels & Resorts Worldwide, Inc. On July 1, 2006 ITT Industries, Inc. changed its name to ITT Corporation.

ITT Delaware, ITT Destinations, and The Hartford entered into a Distribution Agreement (the “Distribution Agreement”) providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among the three parties subsequent to the Distribution.

The Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities generally designed to allocate the financial responsibility for the liabilities arising out of or in connection with (i) the former automotive, defense & electronics, and fluid technology segments to ITT Industries, Inc. (now ITT Corporation) and its subsidiaries, (ii) the hospitality, entertainment, and information services businesses to ITT Destinations and its subsidiaries, and (iii) the insurance businesses to The Hartford and its subsidiaries. The Distribution Agreement also provides for the allocation of the financial responsibility for the liabilities arising out of or in connection with former and present businesses not described in the immediately preceding sentence to or among ITT Industries, Inc. (now ITT Corporation), ITT Destinations, and The Hartford on a shared basis. The Distribution Agreement provides that neither ITT Industries, Inc. (now ITT Corporation), ITT Destinations nor The Hartford will take any action that would jeopardize the intended tax consequences of the Distribution.

ITT Industries, Inc. (now ITT Corporation), ITT Destinations, and The Hartford also entered into agreements in connection with the Distribution relating to intellectual property, tax, and employee benefit matters.

Available Information, Internet Address and Internet Access to Current and Periodic Reports

ITT’s website address is www.itt.com. ITT makes available free of charge on or through www.itt.com/ir our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on the Company’s website is not incorporated by reference unless specifically stated herein. As noted, we file the above reports electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Statements” for information regarding forward-looking statements and cautionary statements relating thereto.

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

Factors that could cause results to differ materially from those anticipated by the Company include:

•	General global economic conditions, particularly in the local economies of the countries or regions in which we sell our products, including declines in consumer spending which could have a negative impact on the results of all of our businesses.

•	We manufacture and sell products used in cyclical businesses including the construction, defense, mining and minerals, transportation, automotive and aerospace industries, as well as other industries served by our Connectors business. Downturns in these industries could adversely affect our businesses.

•	Competition pressures in all our businesses include product capability, technological innovation, cycle time, price, quality and the reliability of services we offer. In our Fluid Technology business, competition includes public bidding on many contracts. Our revenues and profitability could be negatively impacted as a result of competition.

•	Weather conditions including drought, natural disasters, and excessive rains may negatively affect our Fluid Technology and Motion & Flow Control businesses.

•	Industry overcapacity in the Fluid Technology market could have an adverse impact on the results of our Fluid Technology business.

•	Decrease in demand for replacement parts and services would adversely affect our Fluid Technology and Motion to Flow Control businesses.

•	Our Fluid Technology business depends upon the ability of municipal markets to fund projects involving our products and services and a significant decline in funding available to these markets would have an adverse effect on the results of the Fluid Technology business.

•	Economic downturns in automotive, aerospace and marine and leisure markets could negatively affect our Motion & Flow Control businesses.

•	Because 89% of our Defense Electronics & Services sales are to the U.S. government, changes in the portion of the U.S. Defense budget devoted to products and services of the types of products provided by the Company, and the Company’s present ability to receive awards of U.S. government contracts, would adversely impact our business.

•	Many of our government contracts are subject to profit limitations, which limit our upside potential on a per contract basis, and all are subject to termination by our customers. Termination of key government contracts or a significant number of government contracts would have a negative impact on our businesses.

•	Many Defense Electronics & Services contracts are subject to security and facility clearances, as well as export licenses, which, if withdrawn, restricted or made unavailable, would adversely affect our business.

•	Compliance with government contracting regulations and related governmental investigations could increase our costs of regulatory compliance and could have a negative effect on our brand name and on our ability to win new business.

•	Our business could be adversely affected if we are not able to integrate acquisitions that we make or negotiate favorable terms for our divestitures.

•	Employment and pension matters, including changes in laws relating to pension reform, could increase our costs of operations.

•	Interest and foreign currency exchange rate fluctuations may adversely affect our results. We engage in hedging strategies but it is not possible to hedge against all eventualities.

•	The commodities, supplies and raw materials that we use in our operations may not be available or may only be available at increased prices which would have a negative effect on our results of operations.

•	Our liability for actual or alleged environmental contamination, claims and concerns may exceed our reserves, which would negatively impact our results of operations.

•	Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

•	Personal injury claims against us may exceed our reserves which would negatively impact our results of operations.

•	Unanticipated changes in our tax rate or exposure to additional tax liabilities could negatively affect our profitability.

•	Oil and geopolitical risks including global terrorism could adversely affect all our businesses.

•	As a global business, we are subject to the laws of foreign countries and U.S. laws such as the Foreign Corrupt Practices Act, any violations of which could create a substantial liability for us and also could cause harm to our reputation.

These risk factors are discussed in more detail under the captions “BUSINESS — Competition; — Exposure to Currency Fluctuations; — Cyclicality; — Governmental Regulations and Related Matters; — Environmental Matters; — Raw Materials; and — Intellectual Property” and “LEGAL PROCEEDINGS”.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None

ITEM 2.
PROPERTIES

Our principal executive offices are in leased premises located in White Plains, NY. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. These properties are located in several states in the United States, as well as in numerous countries throughout the world. See “BUSINESS” for further information with respect to properties in each of our business segments, including the numbers of facilities and countries in which they are located. See also Note 15, “Leases and Rentals,” in the Notes to Consolidated Financial Statements for further information.

ITEM 3.
LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Accruals for anticipated settlements have been established where the outcome of the matter is probable and can be reasonably estimated. In addition, accruals for legal fees for various matters have been established where the fees are probable of payment and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future except as noted below.

Environmental:

The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements for further information. In management’s opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) or its state equivalent. As of December 31, 2006, the Company is responsible, or is alleged to be responsible, for approximately 74 ongoing environmental investigation and remediation sites in various countries. In many of these proceedings, the Company’s liability is considered de minimis. At December 31, 2006, the Company’s best estimate for environmental liabilities is $104.5 million, which approximates the accrual related to the remediation of ground water and soil, as well as related legal fees. The low range estimate for its environmental liabilities is $73.6 million and the high range estimate for those liabilities is $173.8 million. On an annual basis the Company spends between $8.0 million and $12.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment system. The operation of the water treatment system is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. Additionally, modification to the allowable hexavalent chromium standard is anticipated, and this change in regulatory standard may result in additional costs for modifications to the water treatment plant. As of December 31, 2006, the Company’s accrual for operation of the water treatment plant through 2013 was $9.1 million representing its best estimate; its low estimate for the liability is $5.7 million and its high estimate is $14.6 million.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of this 2006 Annual Report on Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $3.6 million and $17.4 million. The Company has accrued $6.1 million for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred as early as the 1930’s. The Company’s current estimates for its exposure are between $6.9 million and $14.6 million. It has an accrual for this matter of $10.5 million which represents its best estimate. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs.

The Company operated a facility in Rochester, New York called Rochester Form Machine from 1979 — 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its former subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with New York State Department of Environmental Conservation to investigate and remediate facility related impacts to soil, soil vapor and ground water. As of December 31, 2006 the Company’s current estimates for this exposure are between $3.1 million and $11.7 million. It has an accrual for this matter of $4.7 million which represents its best estimate. The Company will pursue claims against certain other PRPs who may share responsibility for impacts.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the four listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in early 2007. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2006, 2005 and 2004, ITT and Goulds resolved approximately 8,200, 16,000 and 4,200 claims, respectively. Nearly all of the claims were dismissed, with settlement on a small percentage of claims. The average amount of settlement per plaintiff has been nominal and substantially all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company (“ACE”) et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463.  The parties in both cases are seeking an appropriate allocation of responsibility for the Company’s historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company’s environmental insurance recovery litigation has been pending since 1991. The New York action has been stayed in favor of the California suit. ITT and ACE and Nationwide Indemnity have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers. In addition, Utica National and Goulds are finalizing a coverage in place agreement to allocate the Goulds’ asbestos liabilities between insurance policies issued by Utica and those issued by others. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has been involved in a suit filed in El Paso, Texas, Irwin Bast et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730.  This Complaint, filed by both U.S. and German citizens, alleged that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also sought the certification of a class of similarly injured persons. In September 2006, the Court denied the plaintiffs’ motion for class certification and motion to amend the complaint. The court also determined that the plaintiffs failed to identify any persons who had been injured by ITT products and dismissed ITT from the action. In September 2006, the same plaintiff attorneys who filed the El Paso action, filed a companion action in state court in California against the Company, alone, seeking certification of a class of persons who were exposed to ITT radar products but who have not, as yet, exhibited symptoms of injury. The parties have reached a settlement in principle to resolve both matters. The settlement is expected to be finalized in the first quarter of 2007. Management believes that this settlement will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company provides an indemnity to U.S. Silica Company for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer pay a share of the costs. On October 4, 2005, ITT filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the carrier for Pennsylvania Glass Sand product liabilities. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “Company History and Certain Relationships” for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Our Defense Electronics & Services segment is subject to the export control regulations of the U.S. Department of State and the Department of Commerce. Currently, the U.S. Attorney for the Western District of Virginia is investigating ITT Night Vision’s compliance with International Traffic in Arms Regulations. The Company is cooperating with the investigation and with the Government’s consent, it conducted its own investigation, utilizing outside counsel, of Night Vision’s compliance with the federal laws. Data and information derived from the investigation were shared with the U.S. Attorney. The Company is continuing to assist the Government in its investigation. The Company is in negotiations with the Government to resolve this matter and a settlement is expected in the Spring of 2007. The Company has recorded its best estimate of the liability for this matter, including, a charge to net income of $25 million in the fourth quarter of 2006. Management does not believe that the expected payment to the Government and any remedial obligations or corrective actions which the Government is likely to require will have a material adverse effect on the Company’s consolidated financial position or result of operations, but the settlement may have a material impact on cash flow in the period in which the payment is made.

Reference is made to “BUSINESS — Company History and Certain Relationships” for information concerning the allocation of certain liabilities among the parties to the Distribution Agreement.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided regarding the executive officers of ITT. Each of the executive officers was elected to his or her position to serve at the pleasure of the Company’s Board of Directors.

	Age at
Name	2/1/07	Current Title	Other Business Experience During Past 5 Years

Scott A. Crum	50	Senior Vice President and Director, Human Resources (2002)	Corporate Vice President, Motorola Corporation Broadband Communications Sector (2000)

Henry J. Driesse	63	Senior Vice President, ITT (2001); President, ITT Fluid Technology (2005)	Vice President and President of ITT Defense Electronics & Services (2000)

Donald E. Foley	55	Senior Vice President, Treasurer and Director of Taxes (2003)	Vice President, Treasurer and Director of Taxes (2001) Vice President and Treasurer (1996)

Steven F. Gaffney	47	Senior Vice President, ITT (2006); President, ITT Defense Electronics & Services (2005)	President and General Manager of ITT System Division (2003) Vice President, ITT, Value Based Six Sigma (2002)

Nicholas P. Hill	52	Senior Vice President, ITT (2005); President, Motion & Flow Control (2004)	President, ITT Jabsco Worldwide (2003) Vice President and General Manager, ITT Cannon (1999)

Janice M. Klettner	46	Chief Accounting Officer and Assistant Secretary (2006)	Vice President, Corporate Controller, Avon Products (1998)

Steven R. Loranger	54	Chairman, President and Chief Executive Officer and Director (2004)	Executive Vice President and Chief Operating Officer of Textron, Inc. (2002)
			Various Executive positions at Honeywell and its predecessors (1981)

Vincent A. Maffeo	56	Senior Vice President and General Counsel (1995)

Thomas R. Martin	53	Senior Vice President and Director of Corporate Relations (1999)

George E. Minnich	57	Senior Vice President and Chief Financial Officer (2005)	Vice President and Chief Financial Officer of Otis Elevator Company, a division of United Technologies Corporation (2001)

Robert J. Pagano	44	Vice President, Finance (2006)	Vice President, Corporate Controller (2004)
			President, ITT Fluid Technology Industrial Products Group (2002)

Brenda L. Reichelderfer	48	Senior Vice President, ITT (2002); Chief Technology Officer and Director of Engineering (2005)	President, ITT Electronic Components (2003) President, Motion & Flow Control (2002)

Note: Date in parentheses indicates the year in which the position was assumed.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock — Market Prices and Dividends

	2006		2005
	High	Low	High	Low

Three Months Ended March 31	$58.73	$49.85	$45.88	$40.24
June 30	57.57	47.33	49.68	42.27
September 30	51.89	45.34	57.73	48.57
December 31	57.44	50.43	58.05	47.13

The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol “ITT”). During the period from January 1, 2007 through January 31, 2007, the high and low reported market prices of our common stock were $60.26 and $56.30, respectively. On February 21, 2006, the Company split its stock on a two-for-one basis. Reported market prices reflect the stock split price.

We declared dividends of $0.11 and $0.09 per share of common stock in each of the four quarters of 2006 and 2005, respectively. In the first quarter of 2007, we declared a dividend of $0.14 per share for shareholders of record on March 9, 2007.

Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

There were 23,014 holders of record of our common stock on January 31, 2007.

ITT Corporation common stock is listed on the following exchanges: Frankfurt, London, New York and Euronext.

Equity Compensation Plan Information

The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Form 10-K set forth under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

	Total	Average
	Number	Price
	of	Paid
	Shares	per
Period	Purchased(1)	Share(2)

10/1/06-10/31/06	180,124	$53.21
11/1/06-11/30/06	98,320	$54.18
12/1/06-12/31/06	1,860,826	$56.66

(1)	All share repurchases were made in open-market transactions.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

In December 2006, the Company purchased 1,857 thousand shares for $105.2 million. Of this activity, 852 thousand shares were acquired at the end of 2006 and settled in January 2007 for $48.6 million. The activity was part of a $1 billion share repurchase program announced during the fourth quarter of 2006. This program replaces the Company’s previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with the Company’s capital allocation process which is centered on those investments necessary to grow its businesses organically and through acquisitions, while also providing cash returns to shareholders. Additionally, in 2006, 2005, and 2004, the Company repurchased 2.8 million shares for $153.4 million, 6.6 million shares for $334.4 million, and 4.0 million shares for $159.6 million, respectively, to offset the dilutive effect of exercised stock options and restricted stock issuances.

In 2007, the Company anticipates that the share repurchase program will effectively reduce outstanding shares between 1% and 2% versus 2006.

The Company’s strategy for cash flow utilization is to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company’s stock option programs and restricted stock issuances. The remaining cash is then available for strategic acquisitions and discretionary repurchases of the Company’s common stock and repayment of debt.

Performance Graph

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
ITT Corporation	$100.00	$121.29	$149.90	$172.08	$211.05	$235.22
S&P 500	$100.00	$77.90	$100.24	$111.15	$116.61	$135.02
S&P 500 Industrials Index	$100.00	$73.66	$97.37	$114.93	$117.60	$133.23

(1)	Information provided in the Performance Graph shall not be deemed filed with the Securities and Exchange Commission.

ITEM 6.
SELECTED FINANCIAL DATA

(Dollars in millions, Except per Share Amounts)	2006	2005	2004	2003	2002

Results and Position
Sales and revenues	$7,807.9	$7,040.8	$5,965.5	$4,850.2	$4,167.2
Operating income(a)	801.0	725.5	587.8	473.9	447.3
Income from continuing operations(a)	499.7	528.8	408.2	353.2	317.1
Net income(a)	581.1	359.5	432.3	403.9	379.9
Additions to plant, property and equipment	177.1	164.4	126.1	119.5	114.8
Depreciation and amortization(c)	194.5	175.9	154.7	143.7	128.9
Total assets	7,430.0	7,071.9	7,291.3	5,955.1	5,401.8
Long-term debt	500.4	516.0	542.3	460.2	492.2
Total debt	1,097.4	1,266.9	1,269.7	600.8	791.8
Cash dividends declared per common share	0.44	0.36	0.34	0.32	0.30
Earnings Per Share(b)
Income from continuing operations
Basic	$2.71	$2.86	$2.21	$1.92	$1.74
Diluted	$2.67	$2.80	$2.16	$1.88	$1.69
Net income
Basic	$3.15	$1.95	$2.34	$2.19	$2.09
Diluted	$3.10	$1.91	$2.29	$2.15	$2.03

(a)	Operating income and income from continuing operations in 2006, 2005, 2004, 2003 and 2002 includes (expense) income of $(51.7), $(53.9), $(29.3), $(24.9) and $4.2 pretax, respectively, or $(35.5), $(36.8), $(20.2), $(17.2) and $2.8, after-tax, respectively, for restructuring and asset impairment charges. See Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements for additional information on these topics.

(b)	Restated for two-for-one stock split effective February 21, 2006.

(c)	Includes amortization of stock compensation.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Business Overview

ITT Corporation (the “Company”) is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. The Company’s three principal operating segments are Fluid Technology, Defense Electronics & Services, and Motion & Flow Control.

The Company looks to expand its key growth platforms through both organic and acquisition growth. These growth platforms include Water and Wastewater Transport and Advanced Water Treatment in the Fluid Technology segment; Defense Electronics, Advanced Engineering & Sciences and Space Imaging and Surveillance, and Systems in the Defense Electronics & Services segment; and Marine & Leisure in the Motion & Flow Control segment. In addition to its growth initiatives, the Company has a number of strategic initiatives within the framework of the ITT Management System aimed at enhancing its operational performance. These include global sourcing, footprint realignment, Six Sigma and lean fulfillment, and value-based and innovative product development.

The Company forecasts consolidated revenues for 2007 to be between $8.29 billion and $8.38 billion.

Summarized below is information on each of our three business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges and areas of focus and selected financial data.

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions. Markets served and goods and services provided include: Wastewater (submersible pumps and mixers for sewage and wastewater treatment facilities), Residential & Commercial Water (pumps and accessories for residential, municipal and commercial applications), Industrial & BioPharm (pumps\valves for the industrial, mining, chemical, pulp and paper solutions for process modules, skid systems and stainless steel vessels) and Advanced Water Treatment (biological\ozone\UV treatment systems for municipal and industrial wastewater treatment).

Competitive advantages of the Fluid Technology segment include selling premier brands, enjoying strong distribution capabilities, and benefiting from an installed base of over 13 million pumps worldwide, which provides a strong foundation for repair, replace and retrofit aftermarket sales. The demand drivers of the business include population growth, urbanization, migration to coastal areas, social awareness, increased regulation, aging infrastructure, and demand from developing markets.

Factors that could impact Fluid Technology’s financial results include: broad economic conditions in markets served, weather conditions, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include: new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases. The Company forecasts revenues for the Fluid Technology segment for 2007 to be between $3.22 billion and $3.25 billion.

Defense Electronics & Services

Defense Electronics & Services develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems, engineering and applied research. Defense Electronics & Services consists of two major areas; Systems and Services (Systems, Advanced Engineering and Sciences businesses) and Defense Electronics (Aerospace and Communications, Space Systems, Night Vision and Electronic System businesses.)

Management believes that the Defense segment is well positioned with products and services that support our customers’ needs. In addition, the Company expects new product development to continue to contribute to future growth.

Factors that could impact Defense Electronics & Services’ financial results include: the level of defense funding by domestic and foreign governments, the Company’s ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and the Company’s ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include: new or improved product offerings, new contract wins, and successful program execution. The Company forecasts revenues for the Defense Electronics & Services segment for 2007 to be between $3.98 billion and $4.03 billion.

Motion & Flow Control

Motion & Flow Control is comprised of a diverse group of businesses, including Connectors, Friction Materials, Marine & Leisure, KONI and Aerospace Controls. Connectors designs and manufactures rugged electronic connectors for communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses. Friction Materials designs and manufactures friction pads for braking applications. Marine & Leisure produces pumps and related products for the leisure marine market, pumps and components for beverage applications and designs and manufactures jets, pumps and other components for whirlpool baths and hot tub spas. KONI provides high-end dampeners for auto, truck, bus and rail markets. Aerospace Controls produces valves, actuators and switches for the commercial, military, regional, business and general aviation markets; switches and regulators for the oil and gas, power generation and chemical markets; and pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

The businesses of the Motion & Flow Control segment primarily serve the high end of their markets, with highly-engineered products, high brand recognition, and a focus on new product development and operational excellence. Revenue opportunities are balanced between original equipment manufacturing (“OEM”) and aftermarket customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging areas such as Asia are increasing.

The Motion & Flow Control businesses’ financial results are driven by economic conditions in its major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, weather conditions, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include: expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment. The Company forecasts revenues for the Motion & Flow Control segment for 2007 to be between $1.11 billion and $1.13 billion.

Consolidated Financial Results

Sales and Revenues	2006	2005	2004
(Dollars in millions)

Sales and Revenues	$7,807.9	$7,040.8	$5,965.5

The Company’s revenue grew 10.9% to $7.81 billion in 2006. During 2005, the Company’s revenues grew 18.0% to $7.04 billion. Higher revenues from existing businesses (“organic growth”) in all business segments contributed 9.7% and 12.3% of the growth in 2006 and 2005, respectively. Revenue from acquisitions, and foreign currency translation contributed the remaining 1.2% and 5.7% of the growth during 2006 and 2005, respectively.

Costs of Sales and Revenues	2006	2005	2004
(Dollars in millions)

Costs of Sales and Revenues	$5,618.4	$5,072.6	$4,297.1
Percentage of Sales and Revenues	72.0%	72.0%	72.0%

During 2006, the Company’s costs of sales and revenues (“CGS”) increased $545.8 million, or 10.8%. In 2005, the Company’s CGS increased $775.5 million or 18.0%. The increases are primarily due to higher volume in all segments, increased commodity costs in certain businesses in the Fluid Technology and Motion & Flow Control segments, and contributions from acquisitions. Efficiencies generated from supply chain initiatives partially offset these increases.

Selling, General and Administrative	2006	2005	2004
(Dollars in millions)

Selling, General and Administrative	$1,175.9	$1,032.0	$924.6
Percentage of Sales and Revenues	15.1%	14.7%	15.5%

Selling, general and administrative expenses (“SG&A”) increased $143.9 million, or 13.9% in 2006. The increase reflects higher marketing costs in all segments, the recognition of employee stock compensation expense in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”), higher employee benefit costs, the impact of foreign currency translation, contributions from 2006 acquisitions, the cost of process improvement initiatives and increased environmental and legal costs, including costs to settle compliance issues in the Defense Electronics & Services segment. See Note 22, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information.

During 2005, SG&A increased $107.4 million, or 11.6%. The increase in SG&A expenses was primarily due to increased marketing expense in all segments, including expenses from a 2004 acquisition made by the Defense Electronics & Services segment, higher general and administrative expenses and the impact of foreign currency translation. Higher general and administrative costs reflect additional employee benefit costs, and the cost of process improvement initiatives.

Research & Development	2006	2005	2004
(Dollars in millions)

Internally Funded	$160.9	$156.8	$126.7
Percentage of Sales and Revenues	2.1%	2.2%	2.1%

During 2006, Research and Development expenses (“R&D”) increased $4.1 million, or 2.6%. The increase is attributable to increased spending in the Fluid Technology segment, partially offset by lower costs in the Defense Electronics & Services segment. R&D increased $30.1 million, or 23.8% during 2005. The increase is attributable to increased spending in the Fluid Technology and Defense Electronics & Services segments, reflecting the impact of acquisitions and the Company’s ongoing commitment to the development of new products and technology.

During 2006, 2005 and 2004, the Company recorded $56.5 million, $58.9 million and $30.3 million, respectively, of restructuring charges to reduce operating costs. Additionally, $4.8 million, $5.0 million and $1.0 million of restructuring accruals were reversed into income during 2006, 2005 and 2004, respectively, as management deemed that certain cash expenditures would not be incurred. See the section entitled “Restructuring and Asset Impairment Charges” and Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements for additional information.

Operating income for 2006 was $801.0 million, an increase of $75.5 million, or 10.4%, from the prior year. Operating income for 2005 was $725.5 million, an increase of $137.7 million, or 23.4%, compared to $587.8 million for 2004. The increases primarily reflect higher volume, partially offset by higher SG&A and R&D expenses. Additionally, in 2005, higher restructuring costs partially offset the increase in operating income from 2004.

Operating margin was 10.3% in 2006, flat with the prior year. During 2005, operating margin increased 40 basis points from the prior year, primarily due to improved operating efficiencies and cost reduction efforts in all segments. Higher corporate expenses and increased restructuring costs partially offset the margin improvement.

Interest income decreased $17.3 million to $25.4 million in 2006, or 40.5% from the prior year. The decrease primarily reflects the recognition of interest income during 2005 associated with settlements of tax issues related to the 1998 through 2000 audit cycle. During 2005, the Company recognized $42.7 million of interest income compared to $22.5 million during 2004. The increase of $20.2 million, or 89.8%, primarily reflects the recognition of interest income during 2005 associated with tax settlements related to the closure of the IRS tax audit for the years 1998 through 2000.

Interest expense during 2006 was $86.2 million, or 14.9% higher than the prior year. The increase primarily reflects higher interest rates. Interest expense during 2005 was $75.0 million, an increase of $24.6 million, or 48.8% from the prior year. This increase reflects higher interest rates and higher average debt balances (reflecting 2004 acquisitions).

During 2004, the Company sold its interest in Mesh Networks, a technology company in the wireless telecommunications market, for $31.2 million and recorded a gain on the transaction of $19.8 million.

During 2006, miscellaneous expense decreased $6.8 million, or 34.5% from the applicable prior year period. The variance reflects a reduction in expenses associated with disposed companies. During 2005, miscellaneous expense increased $2.0 million, or 11.3%, from 2004.

During 2006, income tax expense was $227.6 million, or 57.3% more than the applicable prior year period. The variance reflects the recognition of tax settlements during 2005 relating to the close of the IRS tax audit for the years 1998 through 2000 and higher taxable income generated in 2006 compared to 2005. During 2005, income tax expense was $144.7 million, or 6.5% less than the applicable prior year period. The variance primarily results from the recognition of favorable tax settlements during 2005 relating to the close of the IRS tax audit for the years 1998 through 2000, partially offset by higher taxable income in 2005 compared to 2004.

Income from continuing operations in 2006 was $499.7 million, or $2.67 per diluted share compared to $528.8 million, or $2.80 per diluted share in 2005. The decrease reflects the items discussed above. Income from continuing operations was $528.8 million, or $2.80 per diluted share for 2005 compared to $408.2 million, or $2.16 per diluted share for 2004. The increase reflects the results discussed above.

During 2005, the Company recorded a cumulative effect of a change in accounting principle of $6.5 million, net of a tax benefit of $2.2 million. This is in accordance with FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the liability recognition for conditional obligations associated with the retirement of a tangible long-lived asset.

During 2006, the Company recognized $81.4 million of income from discontinued operations including a $41.2 million gain related to the sale of the Company’s automotive brake and fuel tubing and components businesses and the Company’s industrial non-metallic lined pumps and valves businesses. The remaining $40.2 million primarily relates to the operations of the Company’s Switches businesses, automotive brake and fuel tubing and components business, and the Company’s industrial non-metallic lined pumps and valves businesses. Other contributors to income from discontinued operations include the adjustment of tax and other accruals associated with previously disposed companies. During 2005, the Company recognized a $162.8 million loss from discontinued operations. The 2005 loss primarily relates to an after tax charge of $205.6 million for the impairment of goodwill associated with the Company’s Switches businesses. Losses and asset write-downs associated with the Company’s Network Systems & Services business and costs related to other discontinued operations also contributed to the loss. Offsetting this charge was income from the Company’s automotive brake and fuel tubing and components businesses and a tax settlement. During 2004, the Company recognized $24.1 million of income from discontinued operations. The 2004 income primarily relates to the discontinued operations of the Company’s Switches and automotive brake and fuel tubing and components businesses, partially offset by a 2004 loss from the discontinued operations of the Company’s Network Systems & Services business.

Segment Review

	Revenue			Operating Income			Operating Margin
(Dollars in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004

Fluid Technology	$3,070.1	$2,799.1	$2,560.1	$370.6	$319.6	$283.8	12.1%	11.4%	11.1%
Defense Electronics & Services	3,659.3	3,224.2	2,414.0	404.3	363.7	254.1	11.0%	11.3%	10.5%
Motion & Flow Control	1,092.9	1,030.9	1,003.1	149.7	133.3	132.4	13.7%	12.9%	13.2%
Corporate and Other	(14.4)	(13.4)	(11.7)	(123.6)	(91.1)	(82.5)	—	—	—

Total	$7,807.9	$7,040.8	$5,965.5	$801.0	$725.5	$587.8	10.3%	10.3%	9.9%

Fluid Technology

During 2006, the Fluid Technology segment recognized revenues of $3.07 billion, an increase of 9.7% over 2005. Higher revenue from existing businesses contributed 6.9% of growth, primarily reflecting the operating results of water wastewater (growth in all geographic regions) and the industrial and biopharm businesses. Revenues from acquisitions and foreign currency translation provided 1.8% and 1.0% of growth, respectively. During 2005 the Fluid Technology segment had revenues of $2.80 billion, an increase of 9.3% from 2004. Revenue growth of 8.2% represented contributions from existing businesses, of which the water/wastewater treatment and industrial and biopharm businesses were the largest contributors. Revenues from acquisitions and foreign currency translation provided the remaining growth.

During 2006, operating income increased $51.0 million, or 16.0% from the prior year. Organic volume growth, price, productivity improvements and savings from restructuring actions, partially offset by material cost increases, represent a 12.8% increase. Foreign currency translation, lower costs of restructuring, and contributions from acquisitions also provided operating income growth of 2.2%, 1.5% and 1.2%, respectively. The recognition of stock-based compensation expense, reflecting the adoption of SFAS 123R, lowered operating income by (1.7%). Operating income increased $35.8 million or 12.6% in 2005 compared to 2004. Organic growth and operational efficiencies represented a 16.9% increase. Foreign currency translation and acquisitions account for 0.5% of growth. Incremental restructuring costs (4.8%) partially offset these improvements.

Defense Electronics & Services

The Defense, Electronics & Services segment increased revenues 13.5% in 2006 to $3.66 billion, reflecting organic growth, primarily in tactical communications (production increases), night vision (higher domestic volume), and systems and services businesses (contract growth). During 2005, the Defense Electronics & Services segment increased revenues 33.6% in 2005 to $3.22 billion. Organic growth, primarily in the tactical communications, night vision, and systems and services businesses, represented a 21.0% increase. The 2004 third quarter acquisition of the Remote Sensing Systems business also contributed to the increase in revenues, accounting for 12.6% of revenue growth.

In 2006, operating income increased $40.6 million, or 11.2% from 2005. Income growth of 14.7% was driven by operating efficiencies, organic growth, favorable performance on contract milestones and net favorable cost experience on fixed price contracts, partially offset by estimated costs to settle compliance issues in the Defense Electronics & Services segment. The recognition of stock-based compensation expense, reflecting the adoption of SFAS 123R (1.8%), and higher restructuring costs (1.7%) reduced operating income. In 2005, operating income increased $109.6 million or 43.1% compared to 2004. Organic growth, favorable mix reflecting increased contributions from the defense products businesses and positive experience on fixed price contracts, represent 37.8% of growth. Additionally, 2004 acquisitions contributed 5.3% of growth.

Motion & Flow Control

During 2006, the Motion & Flow Control segment increased revenues 6.0% to $1.09 billion. Organic growth,

primarily Friction Materials (new OEM releases coupled with an increase in existing business), Connectors (significant strength in Asia), and the Marine & Leisure businesses, provided 5.8% of revenue growth. Foreign currency translation accounted for the remaining growth. In 2005, Motion & Flow Control revenues increased 2.8% to $1.03 billion. Organic growth accounted for a 2.1% increase. This performance reflects growth in the Friction Materials and Aerospace Controls businesses, which partially offset revenue declines in the Connectors businesses. Revenue from a 2004 acquisition and foreign currency translation drove the remaining 0.7% of growth.

In 2006, operating income increased $16.4 million, or 12.3%. Higher organic volumes and operating efficiencies, partially offset by higher material costs, represent 10.4% of growth. In addition, lower restructuring costs contributed 4.1% of growth. The recognition of stock-based compensation expense, reflecting the adoption of SFAS 123R (2.0%), and the impact of acquisitions (0.2%), reduced operating income. Operating income increased $0.9 million or 0.7% in 2005 compared to 2004. Organic growth and cost reduction efforts resulted in 9.6% operating income growth. Foreign currency translation and contributions from an acquisition accounted for the remaining growth of 0.5%. This was partially offset by higher restructuring costs, which decreased operating income by 9.4%.

Corporate and Other

During 2006, corporate expenses increased $32.5 million, or 35.7%. The increase primarily reflects additional accruals for legacy environmental and other legal matters, the recognition of stock-based compensation expense, reflecting the adoption of SFAS 123R, and the cost of process improvement initiatives. Lower medical and post-retirement costs partially offset the increase in expenses. In 2005, corporate expenses increased $8.6 million, or 10.4% compared to 2004. The increase primarily reflects costs related to process improvement initiatives, employee benefit costs and increased expenditures for tax planning.

Restructuring and Asset Impairment Charges

2006 Restructuring Activities

During 2006, the Company recorded a net restructuring charge of $51.7 million, reflecting costs of $52.7 million related to new actions and $3.8 million related to prior year plans, as well as the reversal of $4.8 million of restructuring accruals that management determined would not be required.

Components of 2006 Charge

	2006 Actions
		Other	Lease			Planned	Prior Year
		Employee-	Cancellation &	Asset		Position	Plans	Reversal of
(Dollars in millions)	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Additional Costs	Accruals

Fluid Technology	$17.0	$2.8	$5.7	$1.2	$26.7	441	$0.9	$(0.9)
Defense Electronics & Services	3.2	0.1	3.9	—	7.2	113	—	(0.9)
Motion & Flow Control	11.3	0.1	4.1	1.2	16.7	236	2.8	(3.0)
Corporate and Other	2.1	—	—	—	2.1	26	0.1	—

	$33.6	$3.0	$13.7	$2.4	$52.7	816	$3.8	$(4.8)

The charges associated with actions announced during 2006 represent a reduction of structural costs in all segments and closure of three facilities in the Fluid Technology segment, two in the Motion & Flow Control segment and one in the Defense Electronics & Services segment. Planned position eliminations total 816, including 427 factory workers, 360 office workers and 29 management employees. The costs attributable to the 2006 plans primarily reflect severance and lease cancellation costs. The costs associated with prior year plans primarily reflect additional severance costs.

Payments of $20.5 million were made during 2006 related to actions announced during 2006.

The projected future savings over a five year horizon from restructuring actions announced during 2006 are approximately $48 million during 2007 (of which $31 million is incremental to savings realized in 2006) and $196 million between 2008 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in CGS and SG&A.

2005 Restructuring Activities

During 2005, the Company recorded a net restructuring charge of $53.9 million reflecting costs of $58.7 million related to new actions and costs of $0.2 million related to previous plans, as well as the reversal of $5.0 million of restructuring accruals that management determined would not be required.

Components of 2005 Charge

	2005 Actions
		Lease			Planned	Prior Year
		Cancellation &	Asset		Position	Plans	Reversal of
(Dollars in millions)	Severance	Other Costs	Write-Offs	Total	Eliminations	Additional Costs	Accruals

Fluid Technology	$28.8	$1.7	$1.4	$31.9	466	$—	$(0.3)
Motion & Flow Control	25.2	1.1	0.1	26.4	474	0.2	(4.7)
Corporate and Other	0.4	—	—	0.4	1	—	—

	$54.4	$2.8	$1.5	$58.7	941	$0.2	$(5.0)

These charges represent a reduction of structural costs and closure of four facilities in the Fluid Technology segment. In addition, activity in the Motion & Flow Control segment reflected the closure of two facilities and a continued reorganization including workforce reductions, the consolidation of functions, the transfer of functions from France to Holland and the outsourcing of selected functions to Eastern Europe. Planned position eliminations total 941, including 485 factory workers, 402 office workers and 54 management employees.

Payments of $21.7 million were made during 2006 related to actions announced during 2005.

The projected future savings from restructuring actions announced during 2005 are approximately $55 million during 2007 and $164 million between 2008 and 2010. The savings primarily represent lower salary and wage expenditures and will be reflected in CGS and SG&A.

2004 Restructuring Activities

During 2004, the Company recorded a net restructuring charge of $29.3 million reflecting costs of $30.2 million related to new actions and costs of $0.1 million related to previous plans as well as the reversal of $1.0 million of accruals that management determined would not be required.

Components of 2004 Charge

	2004 Actions
		Lease			Planned	Prior Year
		Cancellation &	Asset		Position	Plans	Reversal of
(Dollars in millions)	Severance	Other Costs	Write-Offs	Total	Eliminations	Additional Costs	Accruals

Fluid Technology	$16.6	$1.4	$0.6	$18.6	198	$—	$(0.5)
Motion & Flow Control	3.6	5.1	1.1	9.8	391	0.1	(0.4)
Corporate and Other	1.8	—	—	1.8	3	—	(0.1)

	$22.0	$6.5	$1.7	$30.2	592	$0.1	$(1.0)

These charges represent a reduction of structural costs and closure of two facilities in the Fluid Technology segment and continued reorganization and a reduction of structural costs in the Motion & Flow Control segment. Planned position eliminations total 592, including 335 factory workers, 246 office workers and 11 management employees.

Payments of $1.0 million were made during 2006 related to actions announced during 2004.

The projected future savings from restructuring actions announced during 2004 are approximately $20 million during 2007 and $39 million between 2008 and 2009. The savings primarily represent lower salary and wage expenditures and will be reflected in CGS and SG&A.

Discontinued Operations

Fluid Handling Systems

In the first quarter of 2006, the Company completed the sale of its automotive brake and fueling tubing and components business (“Fluid Handling Systems”) to a privately held company for net proceeds of $187.7 million and a gain of $19.0 million. The business, which was a component of the Company’s Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry.

Revenues generated form the FHS business during 2006, 2005 and 2004 were $41.2 million, $417.4 million and $436.7 million, respectively. Operating income generated form the FHS business during 2006, 2005 and 2004 were $2.6 million, $21.6 million and $25.3 million.

Richter

During the first quarter of 2006, the Company also completed the sale of its industrial non-metallic lined pumps and valves business (“Richter”) to a private equity investor for net proceeds of $24.8 million and a gain of $22.2 million. The business, which was a component of the Company’s Fluid Technology segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical and pharmaceutical industries.

Revenues generated form the Richter business during 2006, 2005 and 2004 were $2.0 million, $38.4 million and $34.3 million, respectively. Operating income generated form the Richter business during 2006, 2005 and 2004 were $0.2 million, $4.9 million and $2.2 million.

Switches

The Company has been preparing the Switches businesses for sale since early 2006. During the third quarter of 2006, the Company initiated the solicitation of bids from interested parties and is proceeding with an active program for the sale of these businesses. Accordingly, commencing with the third quarter of 2006, the Switches businesses are being reported as discontinued operations. The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic. The Switches businesses produce pushbutton, toggle, slide, DIP, rotary, multi-functional navigation, snap and thumbwheel switches, as well as customized rubber and plastic keypads, customized dome arrays and customized interface control products such as multifunction joysticks control panels. The Switches businesses sell their products to a wide range of customers in the transportation, consumer, telecommunications, medical, and instrumentation market segments.

Revenues generated from the Switches businesses during 2006, 2005 and 2004 were $374.8 million, $348.1 million and $327.6 million, respectively. Operating income/(loss) generated from the Switches businesses during 2006, 2005 and 2004 were $30.6 million, $(230.2) million and $19.6 million, respectively.

ITT Automotive

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

At December 31, 2006 and 2005, the Company has automotive discontinued operations accruals of $32.3 million and $34.4 million, respectively. The accruals primarily relate to the following: eleven potential product recall issues which are recorded in accrued expenses; environmental obligations for the remediation and investigation of groundwater and soil contamination at thirteen sites which are recorded in other liabilities; employee benefits for workers compensation issues which are recorded in accrued expenses. The balances of these items are as follows:

(Dollars in millions)	2006	2005

Product recalls	$7.8	$7.8
Environmental obligations	12.7	14.0
Employee benefits	11.8	12.6

Total	$32.3	$34.4

Liquidity and Capital Resources

Contractual Obligations:

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2006:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations (Dollars in millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$460.7	$10.4	$32.6	$89.1	$328.6
Operating leases(2)(3)	471.7	88.8	133.6	79.5	169.8
Purchase obligations(4)(5)	675.3	469.7	181.7	16.7	7.2
Other long-term obligations reflected on balance sheet(6)	108.5	14.5	25.5	24.0	44.5

Total	$1,716.2	$583.4	$373.4	$209.3	$550.1

(1)	See Note 16, “Debt,” in the Notes to Consolidated Financial Statements, for discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt including current maturities and unamortized discount and excludes deferred gain on interest rate swaps.

(2)	Refer to Note 15, “Leases and Rentals,” in the Notes to Consolidated Financial Statements, for further discussion of lease and rental agreements.

(3)	Excludes $6.7 million of operating leases associated with the Company’s Switches businesses in discontinued operations.

(4)	The unconditional purchase commitments are principally take or pay obligations related to the purchase of certain raw materials and subcontract work.

(5)	Purchase obligations contain three contracts that have early termination penalties as follows:

a)	A three year agreement in the amount of $8.0 million in the above table that would require a termination penalty of the difference between $4.0 million and the amount paid in that year.

b)	A five year agreement in the amount of $30.1 million in the table above that would require a maximum termination fee of $2.0 million as of December 31, 2006.

c)	A five year agreement in the amount of $12.5 million in the above table that would require a termination fee of $3.1 million as of December 31, 2006.

(6)	Other long-term liabilities primarily consist of estimated environmental payments. The Company estimates, based on historical experience, that it will spend between $8.0 million and $12.0 million per year on environmental investigation and remediation of its approximately 74 sites. The Company is contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2006, the Company’s best estimate for environmental liabilities is $104.5 million which approximate the accrual related to the rediation of ground water and soil, as well as related legal fees.

Cash Flow Overview

The Company generated $780.7 million of cash from operating activities during 2006. This covered the Company’s investing and financing activities, demonstrating the Company’s continued ability to generate sufficient operating cash flow to both invest in our business for organic ($177.1 million on capital expenditures) and acquisitive ($89.5 million on acquisitions) growth, while at the same time returning value to shareholders through increased dividends ($77.6 million dividends paid) and share repurchases ($210.0 million). The dividend increased 22% during 2006 and we are planning to increase it by 27% in 2007. Additionally, given the strong operating cash flow, the Company committed in the fourth quarter 2006 to a three year $1 billion share repurchase program.

Sources and Uses of Cash:

Operating

Cash provided by operating activities in 2006 increased $67.8 million from the prior year. The improvement is due to cash provided from accounts payable and accrued expenses ($125.9 million) primarily from timing of payments in our Defense Electronics & Services and Fluid Technology segments and increased environmental and legal reserves, including costs to settle compliance issues in the Defense Electronics & Services segment. The increase also reflects lower funding of accounts receivable ($122.7 million), primarily in our Fluid Technology and Defense Electronics & Services segments due to higher sales growth rates in 2005, and the timing of collections. Partially offsetting the increases were higher inventory levels ($75.2 million) largely in our Fluid Technology segment due primarily to shipment delays, the liquidation of the Company’s interest rate swaps in 2005 (which provided $69.5 million of cash proceeds) and lower deferred tax balances ($64.6 million).

Investing

Additions to Plant, Property and Equipment:

Capital expenditures during 2006 were $177.1 million, an increase of $12.7 million from 2005. The variance primarily reflects increased spending in our Fluid Technology segment driven by investments in new facilities in Asia and Eastern Europe. Capital expenditures during 2005 were $164.4 million, an increase of $38.3 million from 2004. The increase reflects increased investments by the Defense Electronic & Services and Motion & Flow Control segments.

Acquisitions:

2006 Acquisitions

During 2006, the Company spent $89.5 million, primarily for the acquisition of three entities, one within the Fluid Technology segment, one in the Defense Electronics & Services segment and one in the Motion & Flow Control segment.

2005 Acquisitions

During 2005, the Company made one acquisition for $29.7 million, which is included in the Fluid Technology segment.

The Company also paid a purchase price adjustment totaling $28.5 million related to the 2004 acquisition of Remote Sensing Systems business (“RSS”) and purchased additional shares of WEDECO, a company acquired in 2004, for $10.8 million.

2004 Acquisitions

On August 13, 2004, the Company purchased RSS for $736.9 million in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services, and is included in our Defense Electronics & Services segment.

The Company also spent $273.1 million on acquisitions of four entities, which are included in the Fluid

Technology, Motion & Flow Control and Defense, Electronics & Services segments.

Divestitures:

In the first quarter of 2006, the Company completed the sale of Fluid Handling Systems and Richter for net proceeds of $212.5 million.

Financing

The Company’s funding needs are monitored and strategies are executed to manage overall cash requirements and debt ratios. The Company’s strong cash position reflected proceeds from the sale of businesses in the first quarter of 2006 as well as strong operating cash flow throughout the year. The Company’s current debt ratios have positioned it to continue to grow the business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	December 31,
(Dollars in millions)	2006	2005

Cash & cash equivalents	$937.1	$451.0
Total debt	1,097.4	1,266.9
Net debt	160.3	815.9
Total shareholders’ equity	2,864.8	2,723.4
Total capitalization (debt plus equity)	3,962.2	3,990.3
Net capitalization (debt plus equity less cash and cash equivalents)	3,025.1	3,539.3
Debt to total capitalization	27.7%	31.7%
Net debt to net capitalization	5.3%	23.1%

Share Repurchases and Other Matters:

In December 2006, the Company purchased 1,857 thousand shares for $105.2 million. Of this activity, 852 thousand shares were acquired at the end of 2006 and settled in January 2007 for $48.6 million. The activity was part of a three year $1 billion share repurchase program announced during the fourth quarter of 2006. This program replaces the Company’s previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with the Company’s capital allocation process which is centered on those investments necessary to grow its business organically and through acquisitions, while also providing cash returns to shareholders. Additionally, in 2006, 2005, and 2004, the Company repurchased 2.8 million shares for $153.4 million, 6.6 million shares for $334.4 million, and 4.0 million shares for $159.6 million, respectively, to offset the dilutive effect of exercised stock options and restricted stock issuances.

In 2007, the Company anticipates that the share repurchase program will effectively reduce outstanding shares by between 1% and 2% versus 2006.

On February 21, 2006, the Company effected a two-for-one stock split of its common stock. The financial statements, notes and other references to share and per share data have been restated to reflect the stock split for all periods presented.

Debt and Credit Facilities:

Debt at December 31, 2006 was $1.10 billion, compared with $1.27 billion at December 31, 2005. Cash and cash equivalents were $937.1 million at December 31, 2006, compared to $451.0 million at December 31, 2005.

In December 2004, the Company recorded a $120.0 million obligation associated with a ten year agreement with a major financial institution — involving the sale and subsequent leasing back of certain properties. Under the terms of the agreement, the Company is required to make annual payments of principal and interest. At the end of the agreement, the Company has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt totaling $97.3 million as of December 31, 2006.

The Company maintains a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (“LIBOR”), plus a spread, which reflects the Company’s debt rating. The provisions of these agreements require that the Company maintain an interest coverage ratio, as defined, of 3.5 times. At December 31, 2006, the Company’s coverage ratio was well in excess of the minimum requirements. The commitment fee on the revolving credit agreements is 0.08% of the total commitment. The revolving credit agreements serve as backup for the commercial paper program. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.25 billion in the aggregate outstanding at any time. At December 31, 2006 commercial paper borrowings were $553.3 million.

Discontinued Operations — Operating Activities

During 2006, cash generated from operating activities of discontinued operations increased $111.5 million to $80.2 million. The primary driver of the increase in cash flow was a payment in 2005 of approximately $100 million to settle tax matters associated with the 1998 sale of the Company’s automotive businesses.

During 2005, cash used in operating activities of discontinued operations was $31.3 million. During 2004, cash generated from operating activities of discontinued operations was $54.4 million. The primary reason for the variance in cash flow between the periods was the 2005 payment of approximately $100 million to settle tax matters related to the Company’s automotive discontinued operations.

Off-Balance Sheet Arrangements

Guarantees & Indemnities:

In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700 million. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680 million. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2006, the Company has an accrual of $7.8 million, which is its best estimate of the potential exposure.

In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930 million. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950 million. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2006, the Company has an accrual of $12.7 million which is its best estimate of the potential exposure.

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

The Company provided a performance bond guarantee in the amount of $10.0 million related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0 million. At December 31, 2006, the Company has an accrual related to this matter in the amount of $10.0 million.

In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8 million, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2006, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

The Company has a number of individually immaterial guarantees outstanding at December 31, 2006, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

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

Environmental:

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculates the liability by utilizing a cost estimating and weighting matrix that separates costs into recurring and non-recurring categories. The Company then uses internal and external experts to assign confidence levels based on the site’s development stage, type of contaminant found, applicable laws, existing technologies and the identification of other potentially responsible parties. This methodology produces a range of estimates, including a best estimate. At December 31, 2006, the Company’s best estimate for environmental liabilities is $104.5 million, which approximates the accrual related to the remediation of ground water and soil as well as related legal fees. The low range estimate for environmental liabilities is $73.6 million and the high range estimate is $173.8 million. On an annual basis the Company spends between $8.0 million and $12.0 million on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is currently involved in the environmental investigation and remediation of 74 sites, including certain instances where it is considered to be a potentially responsible party by the United States Environmental Protection Agency (“EPA”) or similar state agency.

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

See Note 22, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional details on environmental matters.

Employee Benefit Plans:

The Company sponsors numerous employee pension and welfare benefit plans. The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates (some of which are disclosed in Note 19, “Employee Benefit Plans,” within the Notes to Consolidated Financial Statements) and other factors.

Key Assumptions

The Company determines its expected return on plan assets assumption by evaluating both historical returns and estimates of future returns. Specifically, the Company analyzes the Plan’s actual historical annual return on assets over the past 10, 15, 20 and 25 years; makes estimates of future returns using a Capital Asset Pricing Model; and evaluates historical broad market returns over the past 75 years based on the Company’s strategic asset allocation, which is detailed in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

Based on the approach described above, the Company estimates the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, the Company’s actual geometric average annual return on plan assets for domestic pension plans stood at 10.9%, 11.7%, 11.8% and 12.8%, for the past 10, 15, 20, and 25 year periods, respectively. The Company’s weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2006 is 8.88%.

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

As a result of this process, at December 31, 2006, the Company raised the discount rate on its domestic pension plans, which represent about 90% of the Company’s total pension obligations, from 5.75% to 6.00%. The Company’s weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2006, is 5.87%. Also, at December 31, 2006, the Company raised the discount rate on its postretirement welfare plans from 5.50% to 6.00%.

At December 31, 2006, the Company maintained its expected rate of future compensation increases for its domestic plan participants at 4.5%, based on recent historical experience and expectations for future economic conditions.

A summary of the significant assumptions used for the pension benefit plans are as follows:

Weighted Average Assumptions	2006	2005

Long-term rate of return on assets used to determine net periodic benefit cost	8.88%	8.89%
Discount rate used to determine net periodic benefit cost	5.64%	5.94%
Discount rate used to determine benefit obligation at December 31	5.87%	5.64%
Rate of future compensation increase used to determine benefit obligation at December 31	4.48%	4.44%

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

The Company’s strategic asset allocation target for its U.S. domestic plans apportions 70% of all assets to equity instruments and the remaining 30% to fixed income instruments. At December 31, 2006, the Company’s actual asset allocation was 70.7% in equity instruments, 10.6% in fixed income instruments and 18.1% in hedge funds, with the remainder in cash and other.

On an annual basis, the Company’s long-term expected return on plan assets will often differ from the actual return on plan assets. The chart below shows actual returns versus the expected long-term returns for the Company’s domestic pension plans that are utilized in the calculation of the net periodic benefit cost. Please see Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for more information.

	2006	2005	2004	2003	2002

Expected return on assets	9.00%	9.00%	9.00%	9.00%	9.75%
Actual return on assets	13.8%	13.2%	15.2%	27.5%	(11.4)%

The Company’s Defense Electronics & Services segment represents approximately 60% of the active U.S. Salaried Plan participants. As a result, the Company has sought and will continue to seek reimbursement from the Department of Defense for a portion of its pension costs, in accordance with Government regulations. U.S. Government Cost Accounting Standards (“CAS”) govern the extent to which pension costs are allocable to and recoverable under contracts with the U.S. Government.

Funding requirements under IRS rules are a major consideration in making contributions to our pension plan. With respect to its qualified pension plans, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2006, the Company contributed $126.1 million to its pension plans, including $100.0 to the U.S. Salaried Pension Plan. The Company currently anticipates making contributions to its pension plans in the range of $65 million to $75 million during 2007. During the first quarter of 2007, the Company contributed $60.6 million to the pension plans, including $50.0 million to the U.S. Salaried Pension Plan. We currently estimate that we will not make further contributions to the Company’s U.S. Salaried Pension Plan during the remainder of 2007.

The Pension Protection Act of 2006 (the “Act”) contains new funding requirements for defined benefit pension plans. The Act establishes a 100% funding target for plan years beginning after December 31, 2007. However, a delayed effective date of 2011 may apply if the pension plan meets the following targets: 92% funded in 2008; 94% funded in 2009; and 96% funded in 2010. The Company does not anticipate that it will be required to make significant mandatory contributions in 2007 and 2008 barring major disruptions in the equity and bond markets.

Funded Status:

Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. The Company’s U.S. Salaried Pension Plan represents approximately 90% of the Company’s total pension obligation, and therefore the funded status of the U.S. Salaried Pension Plan has a considerable impact on the overall funded status of the Company’s pension plans.

The funded status for the Company’s U.S. Salaried Plan improved by $425.0 million, creating an overfunded status of $203.5 million at the end of 2006. The funded status for the Company’s total pension obligations, including foreign and affiliate plans, improved by $482.6 million, reducing the underfunded status to $121.8 million at the end of 2006. See Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional details.

Funded status at the end of 2007 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. The Company estimates that every 25 basis point change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan by approximately $128 million. Similarly, every five percentage point change in the actual 2007 rate of return on assets impacts the same plan by approximately $216 million.

The minimum pension liability approach required by Statement of Financial Accounting Standard (“SFAS”) No. 87, “Employers” Accounting for Pensions”, (“SFAS 87”) has been replaced by the recognition of the plan funded status approach required by SFAS No. 158, “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). See “New Accounting Pronouncements” in the following section as well as Note 2, “New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for more information.

SFAS 87 requires that a minimum pension liability be recorded if a plan’s market value of assets falls below the plan’s accumulated benefit obligation. The Company recorded a net after-tax benefit of $58.1 million and $400.0 million in other comprehensive income for 2006 and 2005, respectively, as a result of the plans’ improved funded status in each year. This resulted in the reduction of the minimum pension liability balance in shareholders’ equity to $62.3 million as of December 31, 2006 prior to the Company’s adoption of SFAS 158. Upon the adoption of SFAS 158 as of December 31, 2006, the Company recorded an after-tax reduction to accumulated other comprehensive loss within shareholders’ equity of $435.0 million to reflect the cumulative effect of this accounting change.

Future changes in funded status will be recognized through comprehensive income as prescribed by SFAS 158.

Pension Expense:

The Company recorded $97.8 million of net periodic pension cost into its Consolidated Income Statement in 2006, compared with net periodic pension cost of $81.6 million in 2005. As more fully described in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements, the primary drivers behind the increase in the net periodic pension cost were the effect the amortization of deferred losses and the reduction in the discount rate for 2006.

In 2007, the Company expects to incur approximately $71.0 million of net periodic pension cost that will be recorded into its Consolidated Income Statement. The decrease in net periodic pension cost is primarily due to the effect of an increase in the discount rate, higher expected returns on assets and lower amortization of deferred losses.

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

Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts. The accrual for product warranties at December 31, 2006 and 2005 was $47.8 million and $40.3 million, respectively. See Note 23, “Guarantees, Indemnities and Warranties,” in the Notes to Consolidated Financial Statements for additional details.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The provisions of SFAS 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award.

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method, which requires the application of the accounting standard as of the first day of the Company’s fiscal year 2006. The

Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The incremental stock-based employee compensation expense recognized under SFAS 123R for 2006 as compared to the prior accounting policy was $13.4 million. See Note 20, “Stock-Based and Long-Term Incentive Employee Compensation” in the Notes to Consolidated Financial Statements for additional details.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation at the point in time when that liability can be reasonably estimated. The majority of conditional asset retirement obligations incurred by the Company relate to asbestos containing materials that exist in certain owned facilities. The Company adopted FIN 47 in December 2005 which resulted in a charge of $6.5 million net of tax for the cumulative effect of a change in accounting principle as a result of recording a conditional asset retirement obligation liability of $11.2 million and the capitalization of asset retirement costs net of depreciation of $4.7 million.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 was effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006. This pronouncement does not have a material affect on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company beginning January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Company is assessing the impact that the adoption of FIN 48 will have on its Consolidated Financial Statements. The Company expects the impact of this new interpretation to decrease shareholders’ equity approximately $20 million to $35 million inclusive of interest and penalties.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 is effective for the Company as of December 31, 2006, except for the measurement date provisions, which will be effective the year ending after December 15, 2008. This statement requires the Company to recognize the overfunded or underfunded status of pension and postretirement benefit plans as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires the measurement date, the date at which plan assets and the benefit obligation are measured, to be the Company’s fiscal year end, which is consistent with the Company’s current practice. SFAS 158 requires the application of its provisions as of the end of the year of initial application with a cumulative effect adjustment to accumulated other comprehensive loss and does not permit retrospective application. The Company’s adoption of SFAS 158 as of December 31, 2006 resulted in an after-tax reduction to accumulated other comprehensive loss within shareholders’ equity of $435.0 million, resulting from a $284.4 million reduction in assets and a $150.6 million increase in liabilities. The incremental impact of adopting SFAS 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows:

	Before	Impact of	After
(Dollars in Millions)	SFAS 158	SFAS 158	SFAS 158

Assets
Deferred income tax (liabilities)/assets (non-current)	$(95.2)	$231.3	$136.1
Other intangible assets, net	225.6	(12.4)	213.2
Other assets (non-current)	1,066.5	(503.3)	563.2
Total non-current assets	4,366.7	(284.4)	4,082.3
Total assets	$7,714.4	$(284.4)	$7,430.0

Liabilities
Pension and postretirement benefits (current)	$—	$68.9	$68.9
Total current liabilities	2,690.5	68.9	2,759.4
Pension benefits (non-current)	348.8	(2.2)	346.6
Postretirement benefits other than pensions (non-current)	305.0	83.9	388.9
Total non-current liabilities	1,724.1	81.7	1,805.8
Total liabilities	$4,414.6	$150.6	$4,565.2

Shareholders’ Equity
Pension and postretirement benefits	$(62.3)	$(435.0)	$(497.3)
Total accumulated other comprehensive loss	92.3	(435.0)	(342.7)
Total shareholders’ equity	$3,299.8	$(435.0)	$2,864.8

Total liabilities and shareholders’ equity	$7,714.4	$(284.4)	$7,430.0

See Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional details.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement provides the Company the option to elect to carry certain financial assets and liabilities at fair value with change in fair value recorded in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of this statement.

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

In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in investigations and remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of environmental impacts and the Company’s share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with accounting principles generally accepted within the United States. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company’s various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. For disclosure of the Company’s commitments and contingencies, see Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

2007 Outlook:

Overall, the Company’s management expects revenues to increase to between $8.29 billion to $8.38 billion. Revenues in the Defense Electronics & Services segment are expected to grow to between $3.98 billion to $4.03 billion driven by higher service volume, reflecting a broader range of offerings/capabilities. The Fluid Technology segment expects to grow revenues to between $3.22 billion to $3.25 billion due to continued growth in the water/wastewater industrial and biopharm business. In the Motion & Flow Control segment, revenues of $1.11 billion to $1.13 billion are expected, reflecting growth in the Aerospace Controls and Marine and Leisure businesses, as well as expansion in the Friction Materials business.

Forward-Looking Statements

Certain statements contained in this document, including within this Management’s Discussion and

Analysis of Financial Condition and Results of Operations (most particularly, material presented under “Executive Summary,” “Liquidity and Capital Resources,” “Critical Accounting Policies,” “Risks and Uncertainties” and “2007 Outlook”), that are not historical facts, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by the Company with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; foreign currency exchange rates; political, social and economic conditions and local regulations in the countries in which the Company conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; availability of liquidity sufficient to meet the Company’s needs; the ability to adapt to changes resulting from acquisitions and divestitures and to effect cost reduction programs; and various other factors referenced in this Management’s Discussion and Analysis and under the caption “Risk Factors”. In some areas the availability of energy sources may affect our production processes or customer demand for our products or services. In addition to these factors, our business segments may be affected by the more specific factors referred to below and as included in Item 1A.

The Fluid Technology business will be affected by factors including global economic conditions; governmental funding levels; international demand for fluid management products; the ability to successfully expand into new geographic markets; weather conditions; and continued demand for replacement parts and servicing.

The Defense Electronics & Services business will be affected by factors including the level of defense funding by domestic and foreign governments; our ability to receive contract awards; government investigations; government contracts subject to security and facility clearances; our ability to obtain and maintain export licenses and our ability to develop and market products and services for customers outside of traditional markets.

The Motion & Flow Control business will be affected by the cyclical nature of the transportation industries; economic conditions in its major markets; weather conditions; and demand for marine and leisure products.

The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Exposures

The Company, in the normal course of doing business, is exposed to the risks associated with changes in interest rates, currency exchange rates, and commodity prices. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company’s policies and procedures. See Note 1, “Accounting Policies”, and Note 18, “Derivative Instruments and Hedging Activities,” in the Notes to Consolidated Financial Statements.

At December 31, 2006 and 2005, the Company’s short-term and long-term debt obligations totaled $1,097.4 million and $1,266.9 million, respectively. In addition, the Company’s cash and cash equivalents balances at December 31, 2006 and 2005 were $937.1 million and $451.0 million, respectively. Based on these positions, and the Company’s overall exposure to interest rates, changes of 53 and 44 basis points (equivalent to 10% of the Company’s weighted average short-term interest rates at December 31, 2006) on the Company’s cash and marketable securities and on its floating rate debt obligations would have a $2.7 million and $2.9 million effect on the Company’s pretax earnings for the years ended December 31, 2006 and 2005, respectively. Increases of 61 and 59 basis points in long-term interest rates (equivalent to 10% of the Company’s weighted average long-term interest rates at December 31, 2006 and 2005, respectively) would have a $22.9 million and $24.1 million reduction in the fair value of the Company’s fixed rate debt as of December 31, 2006 and 2005, respectively.

On October 28, 2005, the Company terminated five interest rate swap contracts with an aggregate notional value of $333.3 million. These contracts effectively converted fixed-rate debt to variable rate debt. The Company realized approximately $77.8 million of proceeds from the transaction. Of the proceeds received, $69.5 million represented the fair value of the contracts and $8.3 million of accrued interest earned on the swaps prior to the termination date. The fair value is being amortized as a reduction to interest expense over the remaining life of the notes which mature at various dates through 2025. At December 31, 2006 and 2005, the remaining balance to be accreted into income was $63.9 million and $68.7 million, respectively.

The multinational operations of the Company are exposed to foreign currency exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company has utilized foreign currency denominated derivative instruments to selectively hedge certain transactions in foreign countries. During 2006 and 2005, the Company’s largest exposures to foreign exchange rates existed primarily with the Euro, British Pound, Canadian Dollar and Swedish Krona against the U.S. Dollar. At December 31, 2006, the Company had eleven foreign currency derivative contracts outstanding for a total notional amount of $115.4 million. A 10% depreciation of the Euro against all other currencies related to the Company’s foreign currency derivatives, held as of December 31, 2006, would cause a net reduction of $7.5 million of the fair value of such instruments. At December 31, 2005, the Company had six foreign currency derivative contracts outstanding for a total notional amount of $120.5 million. A 10% depreciation of the Euro against all other currencies related to the Company’s foreign currency derivatives, held as of December 31, 2005, would cause a net reduction of $4.3 million of the fair value of such instruments. The Company uses derivative instruments to hedge exposures and, as such, the quantification of the Company’s market risk for foreign exchange financial instruments does not account for the offsetting impact of the Company’s underlying investment and transactional positions.

See Note 18, “Derivative Instruments and Hedging Activities,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedule herein.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.
CONTROLS AND PROCEDURES

Attached as exhibits to the Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (“Act”), as amended. This section includes information concerning controls and controls evaluation referred to in the certifications. Part IV of this Form 10-K contains the report of Deloitte & Touche LLP (“Deloitte & Touche”), our independent registered public accounting firm, regarding the audit of the Company’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below. This section should be read in conjunction with the certifications and the Deloitte & Touche report.

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. On the basis of this review, management, including the CEO and the CFO, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed in our reports filed under the Act is assembled, recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and reports, and to ensure that information required to be disclosed in the reports submitted under the Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

In 2002, the Company established a Disclosure Committee with responsibility for considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly, reports to the General Counsel and the CFO and assists the CEO and the CFO in designing, establishing, reviewing and evaluating the Company’s disclosure controls and procedures.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, (iv) and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Deloitte &

Touche, our independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and the CFO, does not expect that our disclosure controls and procedures, because of inherent limitations, will prevent or detect all error and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that ITT Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the year then ended and the financial statement schedule on page S-1, and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/  Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2007

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2007 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions “Election of Directors”, “Information About the Board of Directors” and “Report of the Audit Committee”.

The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption “Executive Officers of the registrant.”

ITT Corporation has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the company’s website at http.//www.itt.com/profile/govandcharters.asp. A copy of the corporate governance principles and charters are also available to any shareholder who requests them from the Company’s secretary.

ITT Corporation has also adopted a written code of ethics, the “Code of Corporate Conduct,” which is applicable to all ITT directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the SEC’s rules and regulations, a copy of the code was filed as an exhibit to the 2002 Form 10-K and has been posted on our website and a copy of the code is also available to any shareholder who requests it. ITT Corporation intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at http://www.itt.com.

Pursuant to New York Stock Exchange (“NYSE”) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2006. The Company also filed with the SEC, as exhibits to the Company’s current Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.
EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the caption “Executive Compensation.”

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the captions “Beneficial Ownership of ITT Corporation Common Stock” and “Equity Compensation Plan Information”.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference portions to the definitive proxy statement referred to above in Item 10.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the caption “Independent Auditor Fees”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule on page S-1. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for share based payments and defined benefit pension and other post retirement plans in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2007

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
(In Millions)	2006	2005	2004

Sales and revenues	$7,807.9	$7,040.8	$5,965.5

Costs of sales and revenues	5,618.4	5,072.6	4,297.1
Selling, general and administrative expenses	1,175.9	1,032.0	924.6
Research and development expenses	160.9	156.8	126.7
Restructuring and asset impairment charges, net	51.7	53.9	29.3

Total costs and expenses	7,006.9	6,315.3	5,377.7

Operating income	801.0	725.5	587.8
Interest income	25.4	42.7	22.5
Interest expense	86.2	75.0	50.4
Gain on sale of investments	—	—	20.8
Miscellaneous expense, net	12.9	19.7	17.7

Income from continuing operations before income tax expense	727.3	673.5	563.0
Income tax expense	227.6	144.7	154.8

Income from continuing operations	499.7	528.8	408.2
Cumulative effect of change in accounting principle, net of tax benefit of $2.2	—	(6.5)	—
Discontinued operations:
Income (loss) from discontinued operations, including tax expense (benefit) of $(1.0), $(48.5) and $14.8, respectively	81.4	(162.8)	24.1

Net income	$581.1	$359.5	$432.3

Earnings Per Share(1)
Income from continuing operations:
Basic	$2.71	$2.86	$2.21
Diluted	$2.67	$2.80	$2.16
Cumulative effect of change in accounting principle:
Basic	$—	$(0.03)	$—
Diluted	$—	$(0.03)	$—
Discontinued operations:
Basic	$0.44	$(0.88)	$0.13
Diluted	$0.43	$(0.86)	$0.13
Net income:
Basic	$3.15	$1.95	$2.34
Diluted	$3.10	$1.91	$2.29
Average Common Shares — Basic	184.3	184.6	184.6
Average Common Shares — Diluted	187.4	188.5	188.8

(1)	Restated for two-for-one stock split effective February 21, 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2006
	Pre-tax	Tax	After-Tax
(Dollars in Millions)	Income	Expense	Amount

Net income			$581.1
Other comprehensive income (loss):
Foreign currency translation adjustments (refer to table below)	$161.2	$—	161.2
Unrealized gain on investment securities and cash flow hedges	0.3	(0.1)	0.2
Minimum pension liability	88.9	(30.8)	58.1

Other comprehensive income (loss)	$250.4	$(30.9)	219.5

Comprehensive income			$800.6

	Year Ended December 31, 2005
	Pre-tax	Tax	After-Tax
(Dollars in Millions)	Income	Expense	Amount

Net income			$359.5
Other comprehensive income (loss):
Foreign currency translation adjustments	$(188.9)	$—	(188.9)
Unrealized gain on investment securities and cash flow hedges	0.1	—	0.1
Minimum pension liability	617.4	(217.4)	400.0

Other comprehensive income (loss)	$428.6	$(217.4)	211.2

Comprehensive income			$570.7

	Year Ended December 31, 2004
	Pre-tax	Tax	After-Tax
(Dollars in Millions)	Income	Expense	Amount

Net income			$432.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$101.5	$—	101.5
Minimum pension liability	119.6	(37.8)	81.8

Other comprehensive income (loss)	$221.1	$(37.8)	183.3

Comprehensive income			$615.6

Disclosure of 2006 Foreign Currency Translation Reclassification:
Twelve months ended December 31, 2006 foreign currency translation adjustments	$177.7
Less: reclassification adjustment for gains included in net income	(16.5)

Net foreign currency translation adjustments	$161.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in Millions, Except Per Share Amounts)	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$937.1	$451.0
Receivables, net	1,288.9	1,197.7
Inventories, net	755.9	622.9
Assets of discontinued businesses held for sale	183.2	474.4
Deferred income taxes	79.8	73.7
Other current assets	102.8	66.9

Total current assets	3,347.7	2,886.6

Plant, property and equipment, net	833.0	782.0
Deferred income taxes	136.1	70.8
Goodwill	2,336.8	2,227.3
Other intangible assets, net	213.2	211.5
Other assets	563.2	893.7

Total non-current assets	4,082.3	4,185.3

Total assets	$7,430.0	$7,071.9

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$929.4	$751.5
Accrued expenses	899.0	715.5
Accrued taxes	168.2	192.8
Notes payable and current maturities of long-term debt	597.0	750.9
Pension and postretirement benefits	68.9	—
Liabilities of discontinued businesses held for sale	96.7	190.3
Deferred income taxes	0.2	10.0

Total current liabilities	2,759.4	2,611.0

Pension benefits	346.6	416.3
Postretirement benefits other than pensions	388.9	305.5
Long-term debt	500.4	516.0
Other liabilities	569.9	499.7

Total non-current liabilities	1,805.8	1,737.5

Total liabilities	4,565.2	4,348.5
Shareholders’ Equity:
Common stock: Authorized — 250,000,000 shares, $1 par value per share, outstanding — 183,016,367 shares and 184,637,920 shares, respectively(1)	182.6	184.6
Retained earnings	3,024.9	2,666.0
Accumulated other comprehensive (loss) income:
Unrealized loss on investment securities and cash flow hedges	(0.3)	(0.5)
Pension and postretirement benefits	(497.3)	(120.4)
Cumulative translation adjustments	154.9	(6.3)

Total accumulated other comprehensive loss	(342.7)	(127.2)

Total shareholders’ equity	2,864.8	2,723.4

Total liabilities and shareholders’ equity	$7,430.0	$7,071.9

(1)	Shares outstanding include unvested restricted common stock of 0.4 million at December 31, 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in Millions)	2006	2005	2004

Operating Activities
Net income	$581.1	$359.5	$432.3
Cumulative effect of change in accounting principle	—	6.5	—
(Income) loss from discontinued operations	(81.4)	162.8	(24.1)

Income from continuing operations	499.7	528.8	408.2
Adjustments to income from continuing operations:
Depreciation and amortization	171.6	174.4	153.0
Amortization of stock compensation	22.9	1.5	1.7
Restructuring and asset impairment charges, net	51.7	53.9	29.3
Payments for restructuring	(43.4)	(42.0)	(25.3)
Change in receivables, inventories, payables and accrued expenses	83.8	(89.6)	(84.7)
Change in accrued and deferred taxes	30.3	94.9	102.4
Change in other current and non-current assets	(74.0)	(16.2)	(55.2)
Change in other non-current liabilities	30.7	7.6	(56.7)
Other, net	7.4	(0.4)	(14.0)

Net Cash — operating activities	780.7	712.9	458.7

Investing Activities
Additions to plant, property and equipment	(177.1)	(164.4)	(126.1)
Acquisitions, net of cash acquired	(89.5)	(69.0)	(1,010.0)
Proceeds from sale of assets and businesses	226.6	24.9	4.3
Sale of investments	—	—	24.9
Other, net	(6.3)	(2.2)	0.1

Net Cash — investing activities	(46.3)	(210.7)	(1,106.8)

Financing Activities
Short-term debt, net	(155.6)	27.2	553.2
Long-term debt repaid	(13.3)	(17.6)	(68.3)
Long-term debt issued	0.5	0.4	120.3
Repurchase of common stock	(210.0)	(334.4)	(159.6)
Proceeds from issuance of common stock	69.0	151.9	76.8
Dividends paid	(77.6)	(65.6)	(61.8)
Tax benefit from stock option exercises	16.7	—	—
Other, net	0.1	(0.1)	(0.2)

Net Cash — financing activities	(370.2)	(238.2)	460.4

Exchange Rate Effects on Cash and Cash Equivalents	50.6	(25.1)	17.7
Net Cash — Discontinued Operations Operating Activities	80.2	(31.3)	54.4
Net Cash — Discontinued Operations Investing Activities	(9.3)	(18.0)	(36.1)
Net Cash — Discontinued Operations Financing Activities	0.4	(1.5)	0.4

Net change in cash and cash equivalents	486.1	188.1	(151.3)
Cash and cash equivalents — beginning of year	451.0	262.9	414.2

Cash and Cash Equivalents — End of Year	$937.1	$451.0	$262.9

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$80.4	$73.8	$45.2
Income taxes (net of refunds received)	$197.3	$49.8	$52.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Year Ended December 31,	Shares Outstanding			Dollars
(In Millions)	2006	2005	2004	2006	2005	2004

Common Stock(1)
Beginning balance	184.6	184.6	184.6	$184.6	$184.6	$184.6
Stock incentive plans	2.6	6.6	4.0	2.6	6.6	4.0
Repurchases	(4.6)	(6.6)	(4.0)	(4.6)	(6.6)	(4.0)

Ending balance	182.6	184.6	184.6	$182.6	$184.6	$184.6

Retained Earnings(1)
Beginning balance				$2,666.0	$2,496.8	$2,184.8
Net income				581.1	359.5	432.3
Cash dividend declared on common stock — $0.44, $0.36 and $0.34 per share, respectively				(81.3)	(66.5)	(62.8)
Net repurchase of common stock				(140.9)	(123.8)	(57.5)

Ending balance				$3,024.9	$2,666.0	$2,496.8

Accumulated Other Comprehensive Loss
Pension and postretirement benefit plans:
Beginning balance				$(120.4)	$(520.4)	$(602.2)
Recognition of minimum pension liability				58.1	400.0	81.8
Cumulative effect of adopting SFAS 158 (net of deferred income tax benefit of $231.3)				(435.0)	—	—

Ending balance				$(497.3)	$(120.4)	$(520.4)

Unrealized Loss on Investment Securities and Cash Flow Hedges:
Beginning balance				$(0.5)	$(0.6)	$(0.6)
Unrealized gain				0.2	0.1	—

Ending balance				$(0.3)	$(0.5)	$(0.6)

Cumulative Translation Adjustments:
Beginning balance				$(6.3)	$182.6	$81.1
Reclassification adjustment for gains included in net income				(16.5)	—	—
Foreign currency translation				177.7	(188.9)	101.5

Ending balance				$154.9	$(6.3)	$182.6

Total accumulated other comprehensive loss				$(342.7)	$(127.2)	$(338.4)

Total Shareholders’ Equity				$2,864.8	$2,723.4	$2,343.0

(1)	Restated for two-for-one stock split effective February 21, 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts, unless otherwise stated)

NOTE 1

Summary of Significant Accounting Policies

Consolidation Principles:

The consolidated financial statements include the accounts of ITT Corporation and all majority owned subsidiaries (the “Company”). The Company consolidates companies in which it owns more than 50% of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. All intercompany transactions have been eliminated. See Note 24, “Business Segment Information,” for a description of the Company’s segments.

Sales and Revenue Recognition:

The Company recognizes revenues as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. The Defense Electronics & Services segment generally recognizes sales and anticipated profits under long-term fixed-price contracts based on the units of delivery or the completion of scheduled performance milestones. Estimated contract profits are recorded into earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. Anticipated losses on contracts are recorded when first identified by the Company. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.

Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered and are recorded as a component of cost of sales and revenues. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs.

Research, Development and Engineering:

Significant costs are incurred each year in connection with research, development, and engineering (“RD&E”) programs that are expected to contribute to future earnings. RD&E costs not specifically covered by contracts are charged to expense as incurred. RD&E costs incurred under contracts with customers are charged directly to the related contracts and are reported as a component of costs of sales and revenues.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories:

Most inventories are valued at the lower of cost (first-in, first-out or “FIFO”) or market. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted when required. Potential losses from obsolete and slow-moving inventories are recorded when identified. Domestic inventories valued under the last-in, first-out (“LIFO”) method represent 11.8% and 11.2% of total 2006 and 2005 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used by the Company to value all inventories.

Long-Lived Asset Impairment Losses:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. When the undiscounted net cash flows are less than the carrying amount, losses are recorded for the difference between the discounted net cash flows of the assets and the carrying amount. See Note 4, “Restructuring and Asset Impairment Charges,” for further discussions on impairment losses.

Plant, Property and Equipment:

Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the economic useful lives of the assets involved as follows: buildings and improvements — five to 40 years, machinery and equipment — two to 10 years, furniture and office

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

equipment — three to seven years, and other — five to 40 years.

Goodwill and Other Intangible Assets:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill, the excess of cost over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if circumstances warrant. See Note 13, “Goodwill and Other Intangible Assets,” for a description of the Company’s goodwill and other intangible assets.

Investments:

Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. Such investments were recorded at the lower of cost or estimated net realizable value at the end of each period. For investments in which the Company owns or controls 20% or more of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method is used. The Company’s share of net income or losses of equity investments is included in miscellaneous expense and was not material in any period presented. Investments are included in other assets.

Foreign Currency Translation:

Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders’ equity. The national currencies of the foreign companies are generally the functional currencies. Net (losses)/gains from foreign currency transactions are reported currently in selling, general and administrative expenses and were $(0.7), $1.2, and $1.1 in 2006, 2005, and 2004, respectively.

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

Additionally, all derivative instruments are recorded on the balance sheet at fair value as derivative assets or derivative liabilities. Subject to certain specific qualifying conditions in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”), a derivative instrument may be designated either as a hedge of the fair value of an asset or liability (fair value hedge), or as a hedge of the variability of cash flows of an asset or liability or forecasted transaction (cash flow hedge). For a derivative instrument qualifying as a fair value hedge, fair value gains or losses on the derivative instrument are reported in net income, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For a derivative instrument qualifying as a cash flow hedge, fair value gains or losses associated with the risk being hedged are reported in other comprehensive income and released to net income in the period(s) in which the effect on net income of the hedged item is recorded. Fair value gains and losses on a derivative instrument not qualifying as a hedge are reported in net income.

Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense. When the swaps are terminated, unrealized gains or losses are deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument. Such gains or losses are reflected in net interest expense.

Employee Benefit Plans:

The Company accounts for its defined benefit pension plans and other postretirement benefit plans using actuarial models as required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of “events” are changes in actuarial assumptions such as discount rate, rate of compensation increase and mortality.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which effectively changed the Company’s balance sheet classification and disclosures for such plans. See Note 2, “New Accounting Pronouncements,” and Note 19, “Employee Benefit Plans,” for further detail.

Stock-Based Compensation:

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006 on a prospective basis in accounting for stock-based compensation. Accordingly, the Company recognizes the employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. See Note 2, “New Accounting Pronouncements,” and Note 20, “Stock-Based and Long-Term Incentive Employee Compensation,” for further detail.

Periods prior to 2006 were accounted for using the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation cost being recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at grant date.

Income Taxes:

The Company determines the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets when uncertainty regarding their reliability exists.

The Company is required to adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. See Note 2, “New Accounting Pronouncements,” and Note 7, “Income Taxes,” for further detail.

Commitments and Contingencies:

The Company records accruals for commitments and loss contingencies for those which are both probable and the amount can be reasonably estimated. In addition, legal fees are accrued when the fees are probable of payment and can be reasonably estimated.

Environmental Remediation Costs:

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are primarily included in other liabilities at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Recoveries from insurance companies or other third parties are included in other assets when it is probable that a claim will be realized.

Earnings per Share:

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive common shares, which includes stock options and restricted stock.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

Reclassifications:

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

On February 21, 2006, the Company effected a two-for-one stock split of its common stock. The financial statements, notes and other references to share and per share data have been restated to reflect the stock split for all periods presented.

NOTE 2

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The provisions of SFAS 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award.

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method, which requires the application of the accounting standard as of the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The incremental stock-based employee compensation expense recognized under SFAS 123R for 2006 was $13.4. See Note 20, “Stock-Based and Long-Term Incentive Employee Compensation,” for further detail.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation at the point in time when that liability can be reasonably estimated. The majority of conditional asset retirement obligations incurred by the Company relate to asbestos containing materials that exist in certain owned facilities. The Company adopted FIN 47 in December 2005 which resulted in a charge of $6.5 net of tax for the cumulative effect of a change in accounting principle as a result of recording a conditional asset retirement obligation liability of $11.2 and the capitalization of asset retirement costs net of depreciation of $4.7.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 was effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006. This pronouncement does not have a material affect on the Company’s financial statements.

In June 2006, the FASB issued FIN 48 which is effective for the Company beginning January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Company is assessing the impact that the adoption of FIN 48 will have on its Consolidated Financial Statements. The Company expects the impact of this new interpretation to decrease shareholders’ equity approximately $20 to $35 inclusive of interest and penalties.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

In September 2006, the FASB issued SFAS 158 which is effective for the Company as of December 31, 2006, except for the measurement date provisions, which will be effective the year ending December 31, 2008. This statement requires the Company to recognize the overfunded or underfunded status of pension and postretirement benefit plans as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires the measurement date, the date at which plan assets and the benefit obligation are measured, to be the Company’s fiscal year end, which is consistent with the Company’s current practice. SFAS 158 requires the application of its provisions as of the end of the year of initial application with a cumulative effect adjustment to accumulated other comprehensive loss and does not permit retrospective application. The Company’s adoption of SFAS 158 as of December 31, 2006 resulted in an after-tax reduction to accumulated other comprehensive loss within shareholders’ equity of $435.0, resulting from a $284.4 reduction in assets and a $150.6 increase in liabilities. The incremental impact of adopting SFAS 158 on individual line items in the consolidated balance sheet as of December 31, 2006 is as follows:

	Before	Impact of	After
	SFAS 158	SFAS 158	SFAS 158

Assets
Deferred income tax (liabilities)/assets (non-current)	$(95.2)	$231.3	$136.1
Other intangible assets, net	225.6	(12.4)	213.2
Other assets (non-current)	1,066.5	(503.3)	563.2
Total non-current assets	4,366.7	(284.4)	4,082.3
Total assets	$7,714.4	$(284.4)	$7,430.0

Liabilities
Pension and postretirement benefits (current)	$—	$68.9	$68.9
Total current liabilities	2,690.5	68.9	2,759.4
Pension benefits (non-current)	348.8	(2.2)	346.6
Postretirement benefits other than pensions (non-current)	305.0	83.9	388.9
Total non-current liabilities	1,724.1	81.7	1,805.8
Total liabilities	$4,414.6	$150.6	$4,565.2

Shareholders’ Equity
Pension and postretirement benefits	$(62.3)	$(435.0)	$(497.3)
Total accumulated other comprehensive loss	92.3	(435.0)	(342.7)
Total shareholders’ equity	$3,299.8	$(435.0)	$2,864.8

Total liabilities and shareholders’ equity	$7,714.4	$(284.4)	$7,430.0

See Note 19, “Employee Benefit Plans,” for additional details.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement provides the Company the option to elect to carry certain financial assets and liabilities at fair value with change in fair value recorded in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of this statement.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

NOTE 3

Acquisitions

2006 Acquisitions

During 2006, the Company spent $89.5, on acquisitions that it does not believe are material individually or in the aggregate to its results of operations or financial condition. These acquisitions included:

•	A privately held company, included in the Defense Electronics & Services segment, which is a leading provider of semiconductor design services, intellectual property and product. Management believes the technology will help the Company lead the way in providing a new generation of radios for the modern soldier.

•	F.B. Leopold Company, included in the Fluid Technology segment, which primarily serves municipal and industrial water and wastewater treatment facilities. Management believes this acquisition will expand the Company’s ability to provide pre-treatment filtration technology for surface water, reuse and desalination.

•	Sota Corporation, included in our Motion & Flow Control segment, is a manufacturer of fuel boost and override pumps and potable water pumps for aerospace applications. Management believes this acquisition enhances capability and positions them to reach their strategic goals of becoming a Potable Water /Waste Water and Fuel Systems integrator.

The Company has preliminarily assigned value to the assets and liabilities of the 2006 acquisitions, however, the allocations are subject to further refinement. As of December 31, 2006, the excess of the purchase price over the fair value of net assets acquired in these transactions of $53.3 was recorded as goodwill, of which $14.9, $29.0 and $9.4 are reflected in the Defense Electronics & Services, Fluid Technology and Motion & Flow Control segments, respectively. Only the $9.4 reflected in the Motion & Flow Control segment is deductible for tax purposes.

Intangible asset relating to the acquisitions above totaled $37.6 at December 31, 2006. This amount includes $7.9 of customer relationships, $19.7 of proprietary technology, $5.1 of trademarks, and $4.9 of patents and other identifiable intangible assets. These intangible assets are amortized over weighted average lives of 10 years, 8 years, 10 years and 8 years, respectively.

In 2006, the Company had no material changes resulting from the finalization of purchase price allocations related to prior period acquisitions.

2005 Acquisitions

During 2005, the Company spent $69.0 for acquisitions that it does not believe are material individually or in the aggregate to its results of operations or financial condition. Of this amount, $29.7 was paid for Phelps, the largest U.S. distributor of products sold under ITT’s Flygt brand, within the Fluid Technology segment, for the wastewater pumping and treatment market.

The Company also paid a purchase price adjustment totaling $28.5 related to the 2004 acquisition of Remote Sensing Systems business (“RSS”) and purchased additional shares of WEDECO AG Water Technology (“WEDECO”), a company acquired in 2004, for $10.8.

In addition, the Company finalized purchase price allocations related to prior period acquisitions, which resulted in an increase of goodwill of $11.1.

2004 Acquisitions

On August 13, 2004, the Company purchased RSS for $736.9 in cash. The RSS business is a leading supplier of high resolution satellite imaging systems and information services.

As of December 31, 2006, the excess of the purchase price of RSS over the fair value of net assets acquired of $640.3 was recorded as goodwill and $626.0 is deductible for tax purposes. The entire goodwill balance is reflected in the Defense Electronics & Services segment.

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

The Company also spent $273.1 on additional 2004 acquisitions that it does not believe are material individually or in the aggregate to its results of operations or financial condition. These acquisitions include:

•	WEDECO, the world’s largest manufacturer of UV disinfection and ozone oxidation systems, which are alternatives to chlorine treatment.

•	Allen Osborne Associates, Inc. (“AOA”), a leader in the development of global positioning system receivers for both portable and fixed sites.

•	Shanghai Hengtong Purified Water Development Co. Ltd. and Shanghai Hengtong Water Treatment Engineering Co. Ltd., a Shanghai-based producer of reverse-osmosis, membrane and other water treatment systems

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

for the power, pharmaceutical, chemical and manufacturing markets in China.

•	Cleghorn Waring and Co. (Pumps) Limited, a distributor of pumps and marine products.

As of December 31, 2006, the excess of the purchase price over the fair value of net assets acquired in these transactions of $262.8 was recorded as goodwill, of which $256.0, $3.5 and $3.3 are reflected in the Fluid Technology, Defense Electronics & Services and Motion & Flow Control segments, respectively.

Intangible assets relating to the acquisitions of WEDECO and AOA, totaled $60.6 at December 31, 2006. This amount includes $29.2 of proprietary technology and other identifiable intangible assets (amortized over a weighted average life of 12.3 years), $19.2 of customer relationships (amortized over 10 years), and $12.2 of trade names (amortized over 20 years).

During 2004, the Company also finalized purchase price allocations related to prior period acquisitions, which resulted in an increase in goodwill of $1.5.

NOTE 4

Restructuring and Asset Impairment Charges

2006 Restructuring Activities

During 2006, the Company recorded a net restructuring charge of $51.7 reflecting costs of $52.7 related to new actions and $3.8 related to prior year plans, as well as the reversal of $4.8 of restructuring accruals that management determined would not be required.

Components of 2006 Charge

	2006 Actions
		Other	Lease				Prior
		Employee-	Cancellation			Planned	Year Plans
		Related	& Other	Asset		Position	Additional	Reversal of
	Severance	Costs	Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$17.0	$2.8	$5.7	$1.2	$26.7	441	$0.9	$(0.9)
Defense Electronics & Services	3.2	0.1	3.9	—	7.2	113	—	(0.9)
Motion & Flow Control	11.3	0.1	4.1	1.2	16.7	236	2.8	(3.0)
Corporate and Other	2.1	—	—	—	2.1	26	0.1	—

	$33.6	$3.0	$13.7	$2.4	$52.7	816	$3.8	$(4.8)

The charges associated with actions announced during 2006 represent a reduction of structural costs in all segments and closure of three facilities in the Fluid Technology segment, two in the Motion & Flow Control segment and one in the Defense Electronics & Services segment. Planned position eliminations total 816, including 427 factory workers, 360 office workers and 29 management employees. The costs attributable to the 2006 plans primarily reflect severance and lease cancellation costs. The costs associated with prior year plans primarily reflect additional severance costs.

2005 Restructuring Activities

During 2005, the Company recorded a net restructuring charge of $53.9 reflecting costs of $58.7 related to new actions and costs of $0.2 related to previous plans, as well as the reversal of $5.0 of restructuring accruals that management determined would not be required.

Components of 2005 Charge

	2005 Actions
		Lease				Prior Year
		Cancellation			Planned	Plans
		& Other	Asset		Position	Additional	Reversal of
	Severance	Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$28.8	$1.7	$1.4	$31.9	466	$—	$(0.3)
Motion & Flow Control	25.2	1.1	0.1	26.4	474	0.2	(4.7)
Corporate and Other	0.4	—	—	0.4	1	—	—

	$54.4	$2.8	$1.5	$58.7	941	$0.2	$(5.0)

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

These charges represent a reduction of structural costs and closure of four facilities in the Fluid Technology segment. In addition, activity in the Motion & Flow Control segment reflected the closure of two facilities and a continued reorganization including workforce reductions, the consolidation of functions, the transfer of functions from France to Holland and the outsourcing of selected functions to Eastern Europe. Planned position eliminations total 941, including 485 factory workers, 402 office workers and 54 management employees.

2004 Restructuring Activities

During 2004, the Company recorded a net restructuring charge of $29.3 reflecting costs of $30.2 related to new actions and costs of $0.1 related to previous plans as well as the reversal of $1.0 of accruals that management determined would not be required.

Components of 2004 Charge

	2004 Actions
		Lease				Prior Year
		Cancellation			Planned	Plans
		& Other	Asset		Position	Additional	Reversal of
	Severance	Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$16.6	$1.4	$0.6	$18.6	198	$—	$(0.5)
Motion & Flow Control	3.6	5.1	1.1	9.8	391	0.1	(0.4)
Corporate and Other	1.8	—	—	1.8	3	—	(0.1)

	$22.0	$6.5	$1.7	$30.2	592	$0.1	$(1.0)

These charges represent a reduction of structural costs and closure of two facilities in the Fluid Technology segment and continued reorganization and a reduction of structural costs in the Motion & Flow Control segment. Planned position eliminations total 592, including 335 factory workers, 246 office workers and 11 management employees.

The following table displays a rollforward of restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2003	$10.7	$0.8	$3.8	$0.8	$16.1
Additional charges for prior year plans	—	—	0.1	—	0.1
Cash payments and other related to prior charges	(9.2)	(0.7)	(2.4)	(0.6)	(12.9)
Reversals of prior charges	(0.5)	—	(0.3)	—	(0.8)
Charges for 2004 actions	18.6	—	9.8	1.8	30.2
Reversal of 2004 charges	—	—	(0.1)	(0.1)	(0.2)
Cash payments and other related to the 2004 charges	(8.3)	—	(2.9)	(0.8)	(12.0)
Asset write-offs	(0.6)	—	(1.1)	—	(1.7)

Balance December 31, 2004	10.7	0.1	6.9	1.1	18.8
Additional charges for prior year plans	—	—	0.2	—	0.2
Cash payments and other related to prior charges	(8.6)	(0.1)	(5.7)	(1.1)	(15.5)
Reversals of prior charges	—	—	(0.8)	—	(0.8)
Charges for 2005 actions	31.9	—	26.4	0.4	58.7
Reversal of 2005 charges	(0.3)	—	(3.9)	—	(4.2)
Cash payments and other related to the 2005 charges	(13.3)	—	(14.1)	(0.2)	(27.6)
Asset write-offs	(1.4)	—	(0.1)	—	(1.5)

Balance December 31, 2005	19.0	—	8.9	0.2	28.1
Additional charges for prior year plans	0.9	—	2.8	0.1	3.8
Cash payments and other related to prior charges	(14.1)	—	(8.0)	(0.3)	(22.4)
Reversals of prior charges	(0.7)	—	(2.7)	—	(3.4)
Charges for 2006 actions	26.7	7.2	16.7	2.1	52.7
Reversal of 2006 charges	(0.2)	(0.9)	(0.3)	—	(1.4)
Cash payments and other related to the 2006 charges	(8.0)	(3.0)	(8.9)	(0.5)	(20.4)
Asset write-offs	(1.2)	—	(1.2)	—	(2.4)

Balance December 31, 2006	$22.4	$3.3	$7.3	$1.6	$34.6

The accrual balance at December 2006 of $34.6 includes $20.2 for severance and $14.4 for facility carrying costs and other.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

The following is a reconciliation of employee position eliminations associated with restructuring activities through 2006:

Planned reductions as of December 31, 2003 for 2003 and prior restructuring programs	67
Planned reductions from 2004 actions	592
Actual reductions January 1 — December 31, 2004	(589)

Planned reductions as of December 31, 2004	70
Planned reductions from 2005 actions	941
Actual reductions January 1 — December 31, 2005	(807)

Planned reductions as of December 31, 2005	204
Planned reductions from 2006 actions	816
Actual reductions, January 1 — December 31, 2006	(750)

Planned reductions as of December 31, 2006	270

As of the end of 2006, all announced planned facility closures have been completed.

NOTE 5

Discontinued Operations

Fluid Handling Systems

In the first quarter of 2006, the Company completed the sale of its automotive brake and fueling tubing and components business (“FHS”) to a privately held company for net proceeds of $187.7 and a gain of $19.0. The business, which was a component of the Company’s Motion & Flow Control segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry.

Revenues and operating income for FHS reported in discontinued operations were as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues (Third Party)	$41.2	$417.4	$436.7
Operating income	$2.6	$21.6	$25.3

Assets and liabilities of FHS as a component of the Company’s discontinued businesses held for sale were as follows:

December 31,
2005
Receivables, net	$68.9
Inventories, net	23.2
Plant, property and equipment	106.2
Goodwill, net	15.9
Other assets	22.4

Total assets	$236.6

Accounts payable and accrued expenses	$47.4
Other liabilities	18.0

Total liabilities	$65.4

Richter

During the first quarter of 2006, the Company also completed the sale of its industrial non-metallic lined pumps and valves business (“Richter”) to a private equity investor for net proceeds of $24.8 and a gain of $22.2. The business, which was a component of the Company’s Fluid Technology segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical and pharmaceutical industries.

Revenues and operating income for Richter reported in discontinued operations were as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues (Third Party)	$2.0	$38.4	$34.3
Operating income	$0.2	$4.9	$2.2

Assets and liabilities of Richter as a component of the Company’s discontinued businesses held for sale were as follows:

December 31,
2005
Receivables, net	$5.6
Inventories, net	5.6
Plant, property and equipment	4.0
Goodwill, net	4.8
Other assets	0.3

Total assets	$20.3

Accounts payable and accrued expenses	$5.1
Other liabilities	7.4

Total liabilities	$12.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

Switches

The Company has been preparing the Switches businesses, as previously reported was part of the previous Electronic Components segment, for sale since early 2006. During the third quarter 2006, the Company initiated the solicitation of bids from interested parties and is proceeding with an active program for the sale of these businesses. Accordingly, commencing with the third quarter 2006, the Switches businesses were reported as discontinued operations. The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic to the Company. The Switches businesses produce pushbutton, toggle, slide, DIP, rotary, multi-functional navigation, snap and thumbwheel switches, as well as customized rubber and plastic keypads, customized dome arrays and customized interface control products such as multifunction joysticks control panels. The Switches businesses sell their products to a wide range of customers in the transportation, consumer, telecommunications, medical, and instrumentation market segments.

Revenues and operating income for Switches reported in discontinued operations were as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues (Third Party)	$374.8	$348.1	$327.6
Operating income	$30.6	$(230.2)	$19.6

Assets and liabilities of Switches businesses as a component of the Company’s discontinued businesses held for sale were as follows:

	December 31,
	2006	2005

Receivables, net	$50.9	$70.3
Inventories, net	34.7	38.4
Property, plant and equipment	54.1	55.0
Goodwill	21.7	21.8
Deferred income taxes and accrued tax receivables	19.8	25.3
Other assets	2.0	6.7

Total assets	$183.2	$217.5

Accounts payable and accrued expenses	$63.4	$76.0
Accrued and deferred income taxes	18.0	21.0
Other liabilities	15.3	15.4

Total liabilities	$96.7	$112.4

As of December 31, 2006, the Company’s balance sheet included ($40.1) of cumulative translation loss adjustments related to the Switches businesses.

Automotive

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

At December 31, 2006, the Company had automotive discontinued operations accruals of $32.3 that are primarily related to product recalls of $7.8, environmental obligations of $12.7 and employee benefits of $11.8.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

The following tables display a rollforward of the automotive discontinued operations accruals from January 1, 2004 to December 31, 2006:

	Beginning			Ending
	Balance		2004	Balance
Automotive Discontinued	January 1,	2004	Other	December 31,
Operations Accruals	2004	Spending	Activity	2004

Accrued expenses	$17.7	$—	$2.7	$20.4
Environmental	14.2	(0.1)	—	14.1
Income tax	154.2	—	—	154.2

Total	$186.1	$(0.1)	$2.7	$188.7

	Beginning			Ending
	Balance		2005	Balance
Automotive Discontinued	January 1,	2005	Other	December 31,
Operations Accruals	2005	Spending	Activity	2005

Accrued expenses	$20.4	$—	$—	$20.4
Environmental	14.1	(0.1)	—	14.0
Income tax	154.2	(100.6)	(53.6)	—

Total	$188.7	$(100.7)	$(53.6)	$34.4

	Beginning			Ending
	Balance		2006	Balance
Automotive Discontinued	January 1,	2006	Other	December 31,
Operations Accruals	2006	Spending	Activity	2006

Accrued expenses	$20.4	$—	$(0.8)	$19.6
Environmental	14.0	—	(1.3)	12.7

Total	$34.4	$—	$(2.1)	$32.3

NOTE 6

Sales and Revenues and Costs of Sales and Revenues

Sales and revenues and costs of sales and revenues consist of the following:

	For the Years Ended
	December 31,
	2006	2005	2004

Product sales	$6,198.1	$5,550.3	$4,746.4
Service revenues	1,609.8	1,490.5	1,219.1

Total sales and revenues	$7,807.9	$7,040.8	$5,965.5

Costs of product sales	$4,224.5	$3,823.0	$3,225.1
Costs of service revenues	1,393.9	1,249.6	1,072.0

Total costs of sales and revenues	$5,618.4	$5,072.6	$4,297.1

The Defense Electronics & Services segment comprises $1,475.4, $1,352.4 and $1,103.9 of total service revenues for 2006, 2005 and 2004, respectively, and $1,288.1, $1,136.6 and $965.1 of total costs of service revenues, respectively, during the same periods. The Fluid Technology segment comprises the majority of the remaining balances of service revenues and costs of service revenues.

The amount of RD&E costs incurred under contracts with customers amounted to $499.3, $472.0 and $470.5 in 2006, 2005 and 2004, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

NOTE 7

Income Taxes

Income tax data from continuing operations is as follows:

	For the Years Ended
	December 31,
	2006	2005	2004

United States and foreign components of income from continuing operations before income taxes
U.S.	$367.1	$398.7	$317.9
Foreign	360.2	274.8	245.1

	$727.3	$673.5	$563.0

Provision (benefit) for income tax
Current
U.S. federal	$62.5	$106.0	$13.5
State and local	7.5	3.7	3.3
Foreign	94.4	75.5	75.2

	$164.4	$185.2	$92.0

Deferred
U.S. federal	$53.2	$(44.9)	$62.1
State and local	0.6	1.4	(1.9)
Foreign	9.4	3.0	2.6

	63.2	(40.5)	62.8

Total income tax expense	$227.6	$144.7	$154.8

A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	For the Years Ended
	December 31,
	2006	2005	2004

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(3.1)	(2.7)	(2.3)
Effect of repatriation of foreign earnings	(2.4)	—	(1.0)
State and local income tax	0.7	0.8	(0.2)
Research credit	(0.4)	(0.5)	(0.5)
Tax examinations	—	(8.3)	(1.8)
Export sales	(1.1)	(1.0)	(1.9)
Penalty	2.4	—	—
Other	0.2	(1.8)	0.2

Effective income tax expense rate	31.3%	21.5%	27.5%

Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes and carryforwards.

Deferred tax assets (liabilities) include the following:

	December 31,
	2006		2005
	Deferred	Deferred	Deferred	Deferred
	Assets	Liabilities	Assets	Liabilities

Employee benefits	$166.9	$—	$—	$(48.7)
Accelerated depreciation	—	(46.3)	—	(73.1)
Accruals	220.2	—	246.5	—
Uniform capitalization	5.2	—	3.0	—
Partnership investment	—	(57.5)	—	(57.9)
Loss carryforwards	117.2	—	42.7	—
Foreign tax credit	0.1	—	3.8	—
State credit carryforwards	1.1	—	1.7	—
Intangibles	—	(123.0)	—	(73.2)
Other	—	(27.8)	19.2	—

Subtotal	510.7	(254.6)	316.9	(252.9)
Valuation allowance	(79.4)	—	(17.1)	—

	$431.3	$(254.6)	$299.8	$(252.9)

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

The company’s deferred taxes in the consolidated balance sheets consist of the following:

	December 31,
	2006	2005

Current assets	$79.8	$73.7
Current assets of discontinued operations	12.6	16.7
Non-current assets	136.1	70.8
Current liabilities of discontinued operations	(16.6)	(21.0)
Other current liabilities	(0.2)	(10.0)
Other liabilities	(35.0)	(83.3)

	$176.7	$46.9

No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $1,022.1 because these amounts are permanently reinvested. While the amount of federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other deductions.

The Company had net operating losses from some U.S. subsidiaries in the amount of $26.0 which will begin to expire on December 31, 2020. The Company had state net operating losses of $1,522.1 which will begin to expire on December 31, 2007. The Company also had net operating losses from some foreign subsidiaries in the amount of $147.3, which will begin to expire on December 31, 2008.

As of December 31, 2006, a valuation allowance of approximately $79.4 exists for deferred income tax benefits related to certain U.S. subsidiary state net operating loss carryforwards and certain foreign net operating loss carryforwards that may not be realized. As of December 31, 2005, a valuation allowance of approximately $17.1 existed for deferred income tax benefits related to certain U.S. subsidiary state net operating loss carryforwards that may not be realized. During 2006, the valuation allowance increased by a total of $62.3, that resulted as follows: an increase of $8.4 attributable to foreign net operating loss carryforwards and an increase of $53.9 attributable to state net operating loss carryforwards which are not expected to be realized.

Shareholders’ equity at December 31, 2006 and 2005 reflects tax benefits related to the stock options exercised in 2006 and 2005 of approximately $23.1 and $56.9, respectively.

The IRS is currently examining the federal consolidated tax returns of the Company for the years ended December 31, 2001 through December 31, 2003. The IRS has completed its examination of all years through 2000. As of December 31, 2006, the Company believes the accrual for income taxes payable is sufficient to cover potential liabilities arising from these examinations.

As discussed fully in Note 2, “New Accounting Pronouncements”, the Company expects the adoption of FIN 48 to result in a decrease to shareholders’ equity of approximately $20.0 to $35.0 inclusive of interest and penalties.

In addition, the Company has contingent tax obligations in various jurisdictions related to the 1998 dispositions and reorganizations of approximately $85.0. The Company has determined that payment of this amount is unlikely.

NOTE 8

Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	For the Years Ended
	December 31,
(Shares in millions)	2006	2005	2004(1)

Basic Earnings Per Share
Income from continuing operations available to common shareholders	$499.7	$528.8	$408.2
Average common shares outstanding	184.3	184.6	184.6
Basic earnings per share	$2.71	$2.86	$2.21
Diluted Earnings Per Share Income from continuing operations available to common shareholders	$499.7	$528.8	$408.2
Average common shares outstanding	184.3	184.6	184.6
Add: Impact of stock options and restricted stock	3.1	3.9	4.2

Average common shares outstanding on a diluted basis	187.4	188.5	188.8

Diluted earnings per share	$2.67	$2.80	$2.16

(1)	Restated for two-for-one stock split effective February 21, 2006.

Options to purchase 806,940 shares of common stock at an average price of $52.60 per share were outstanding at December 31, 2006 but were not included in the computation of diluted EPS, because the options’ exercise prices were greater than the annual average market price of the common shares. These options expire in 2012 and 2013.

Options to purchase 208,000 shares of common stock at an average price of $52.86 per share were outstanding at December 31, 2005 but were not included in the computation of diluted EPS, because the options’ exercise prices were greater than the annual average market price of the common shares. These options expire in 2012.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

Options to purchase 255,000 shares of common stock at an average price of $41.51 per share were outstanding at December 31, 2004 but were not included in the computation of diluted EPS, because the options’ exercise prices were greater than the annual average market price of the common shares. These options expire in 2014.

The amount of antidilutive restricted common stock excluded from the computation of diluted EPS for 2006, 2005 and 2004 were insignificant.

NOTE 9

Receivables, Net

Receivables consist of the following:

	December 31,
	2006	2005

Trade	$1,225.7	$1,086.5
Other	94.5	145.3
Less — allowance for doubtful accounts and cash discounts	(31.3)	(34.1)

	$1,288.9	$1,197.7

NOTE 10

Inventories, Net

Inventories consist of the following:

	December 31,
	2006	2005

Finished goods	$203.8	$151.9
Work in process	278.6	265.4
Raw materials	355.5	287.7
Less — progress payments	(82.0)	(82.1)

	$755.9	$622.9

NOTE 11

Other Current Assets

At December 31, 2006 and 2005, other current assets consist primarily of advance payments on contracts and prepaid expenses.

NOTE 12

Plant, Property and Equipment, Net

Plant, property and equipment consist of the following:

	December 31,
	2006	2005

Land and improvements	$51.3	$54.8
Buildings and improvements	495.3	454.0
Machinery and equipment	1,429.0	1,318.0
Furniture, fixtures and office equipment	220.3	211.2
Construction work in progress	93.4	67.8
Other	62.7	52.7

	2,352.0	2,158.5
Less — accumulated depreciation and amortization	(1,519.0)	(1,376.5)

	$833.0	$782.0

NOTE 13

Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS 142 which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant.

The Company completed its annual goodwill and indefinite-lived intangible asset impairment tests as of January 1, 2006 and 2005 and concluded that no impairment charges were required as of those dates. In 2006, the Company changed the date of its annual goodwill impairment testing from January 1 to October 1. The selection of October 1 as the annual testing date for the impairment of goodwill is intended to move the testing to a date outside of the Company’s annual financial reporting process when its reporting resources are more constrained. The Company believes that this change is to an alternative accounting principle that is preferable under the circumstances. In addition, the Company changed the date of its annual indefinite-lived intangible impairment testing to October 1. Accordingly, both the goodwill impairment and intangible assets tests were performed as of October 1, 2006 and no impairment existed.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 by operating segment are as follows:

		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Total

Balance as of January 1, 2005	$1,073.9	$904.8	$239.0	$5.0	$2,222.7
Goodwill acquired during the period	17.7	—	—	—	17.7
Other, including foreign currency translation	(50.8)	42.5	(4.8)	—	(13.1)

Balance as of December 31, 2005	1,040.8	947.3	234.2	5.0	2,227.3
Goodwill acquired during the period	30.3	14.9	9.4	—	54.6
Other, including foreign currency translation	52.8	0.1	2.0	—	54.9

Balance as of December 31, 2006	$1,123.9	$962.3	$245.6	$5.0	$2,336.8

Goodwill of $21.7 as of December 31, 2006 is excluded from the table above and is reflected in current assets of discontinued operations in the consolidated balance sheet as of December 31, 2006. This amount relates to the Switches businesses that were reported in discontinued operations beginning in the third quarter of 2006. Goodwill of $42.5 as of December 31, 2005 is excluded from the table above and is reflected in current assets of discontinued operations in the consolidated balance sheet as of December 31, 2005.

Information regarding the Company’s other intangible assets follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

2005
Finite-lived intangibles Customer relationships	$138.8	$(22.6)	$116.2
Propietary technology	20.5	(3.2)	17.3
Trademarks	20.5	—	20.5
Patents and other	46.2	(14.5)	31.7
Indefinite-lived intangibles
Brands and trademarks	8.2	—	8.2
Pension related	17.6	—	17.6

Balance as of December 31, 2005	$251.8	$(40.3)	$211.5

2006
Finite-lived intangibles
Customer relationships	$152.2	$(41.3)	$110.9
Propietary technology	45.7	(6.9)	38.8
Trademarks	26.9	(1.4)	25.5
Patents and other	48.4	(18.6)	29.8
Indefinite-lived Intangibles
Brands and trademarks	8.2	—	8.2

Balance as of December 31, 2006	$281.4	$(68.2)	$213.2

Amortization expense related to intangible assets for the 2006, 2005 and 2004 was $26.7, $21.5 and $10.4, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

2007	2008	2009	2010	2011

$27.4	$24.4	$22.7	$21.1	$21.6

Customer relationships, proprietary technology, trademarks and patents and other are amortized over weighted average lives of 15 years, 11 years, 18 years and 20 years, respectively.

NOTE 14

Other Assets

Other assets consist of the following:

	December 31,
	2006	2005

Pension assets and prepaid benefit plan costs	$243.2	$688.3
Insurance receivable	164.3	59.8
Other long-term third party receivables - net	60.0	63.9
Capitalized software costs	15.3	13.9
Investments in unconsolidated companies	13.0	8.9
Environmental and employee benefit trusts	7.0	10.8
Other	60.4	48.1

	$563.2	$893.7

The Company recorded sales to unconsolidated affiliates during 2006, 2005 and 2004 totaling $16.0, $9.7 and $11.8, respectively. Additionally, the Company purchased $5.1 of products from unconsolidated affiliates during 2006. For all investments in unconsolidated companies, the Company’s exposure is limited to the amount of the investment. All investments accounted for under the cost method represent voting rights interests of less than 20%.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

NOTE 15

Leases and Rentals

The Company leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates and may include renewals and escalations. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $85.1, $81.6 and $80.3 for 2006, 2005 and 2004, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2006 are shown below.

2007	$88.8
2008	72.5
2009	61.1
2010	43.5
2011	36.0
2012 and thereafter	169.8

Total minimum lease payments	$471.7

This excludes $6.7 of operating leases associated with the Company’s Switches businesses in discontinued operations.

NOTE 16

Debt

Debt consists of the following:

	December 31,
	2006	2005

Commercial paper	$553.3	$728.8
Short-term loans	33.3	13.2
Current maturities of long-term debt	10.4	8.9

Notes payable and current maturities of long-term debt	$597.0	$750.9

		Interest
Long-term debt	Maturity	Rate	2006	2005

Notes and debentures:	2/1/2008	8.875%	$13.2	$13.2
	5/1/2011	6.500%	31.7	31.7
	7/1/2011	7.500%	37.4	37.4
	12/15/2014	4.700%	97.3	107.4
	11/15/2025	7.400%	250.0	250.0
	8/25/2048	(1)	17.3	18.1
Other	2007 — 2014	(2)	13.8	14.6
Deferred gain on interest rate swaps			63.9	68.7

Subtotal			524.6	541.1
Less — unamortized discount			(13.8)	(16.2)

Long-term debt			510.8	524.9
Less — current maturities			(10.4)	(8.9)

Net long-term debt			$500.4	$516.0

(1)	The interest rate for the note/debenture was 5.31% and 4.35% at December 31, 2006 and 2005, respectively.

(2)	The weighted average interest rate was 5.35% and 5.32% at December 31, 2006 and 2005, respectively.

Principal payments required on long-term debt for the next five years are:

2007	2008	2009	2010	2011

$10.4	$22.2	$10.4	$9.8	$79.3

The weighted average interest rate for short-term borrowings was 5.29% and 4.37% at December 31, 2006 and 2005, respectively. The fair value of the Company’s short-term loans approximates carrying value. The fair value of the Company’s long-term debt is estimated based on comparable corporate debt with similar remaining maturities. As of December 31, 2006, the fair value of long-term debt was $482.5, compared to the fair value of $506.3 at December 31, 2005. The year-over-year decrease in fair value primarily reflects the impact of a decrease in long-term debt levels and an increase in long-term interest rates.

The book value of assets pledged as collateral amounted to $64.4 as of December 31, 2006.

In November 2005, the Company entered into a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (“LIBOR”), plus a spread, which reflects the Company’s debt rating. The provisions of this agreement requires that the Company maintain an interest coverage ratio, as defined, of 3.5 times. At December 31, 2006, the Company’s coverage ratio was well in excess of

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

the minimum requirements. The commitment fee on the revolving credit agreements is 0.08% of the total commitment. The revolving credit agreement serves as backup for the commercial paper program. Borrowing through commercial paper and under the revolving credit agreements may not exceed $1.25 billion in the aggregate outstanding at any time. At December 31, 2006 commercial paper borrowings were $553.3.

As of December 31, 2006, the Company had a $97.3 obligation associated with a ten year agreement involving the sale and the subsequent lease back of certain properties. Under the terms of the agreement, the Company is required to make annual payments of principal and interest. At the end of the agreement, the Company has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt.

NOTE 17

Cash Flow Information

The change in receivables, inventories, payables and accrued expenses listed on the consolidated statements of cash flows for 2006, 2005 and 2004 consist of the following:

	2006	2005	2004

Change in accounts receivable	$(61.2)	$(183.9)	$(22.1)
Change in inventories	(101.4)	(26.2)	(66.3)
Change in accounts payable and accrued expenses	246.4	120.5	3.7

Change in receivables, inventories, payables and accrued expenses	$83.8	$(89.6)	$(84.7)

NOTE 18

Derivative Instruments and Hedging Activities

The nature of the Company’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. The Company uses derivative financial instruments to mitigate or eliminate some of those risks.

The Company’s credit risk associated with these derivative contracts is generally limited to the unrealized gain on those contracts with a positive fair market value, reduced by the effects of master netting agreements, should any counterparty fail to perform as contracted. The counterparties to the Company’s derivative contracts consist of a number of major, international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.

A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders’ equity is not required as no material activity occurred during 2006, 2005 and 2004. Additional disclosures required by SFAS 133 are presented below.

Hedges of Future Cash Flows

At December 31, 2006 and 2005, the Company had no foreign currency cash flow hedges outstanding. At December 31, 2004, the Company had one foreign currency cash flow hedge outstanding that had no change in value during 2004. There were no changes in the forecasted transactions during the covered period regarding their probability of occurring that would require amounts to be reclassified to earnings.

Hedges of Recognized Assets, Liabilities and Firm Commitments

The Company maintains a multi-currency debt portfolio to fund its operations. The Company, at times, uses interest rate swaps to manage the Company’s debt portfolio, the related financing costs and interest rate structure.

During the fourth quarter of 2005, the Company terminated interest rate swaps that were established to manage the interest rate exposure associated with certain long-term debt. The terminated swaps had effectively converted much of the long-term debt mentioned in Note 16, “Debt”, from fixed to variable rate borrowings. The fair value of these instruments at the time of termination was $69.5, which will be accreted into income over the remaining terms of the underlying debt, which mature at various dates through 2025. At December 31, 2006 and 2005, the remaining balance to be accreted into income was $63.9 and $68.7, respectively.

At December 31, 2006 and 2005, the Company had foreign currency forward contracts with notional amounts of $115.4 and $120.5, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values of the contracts were $(0.2) loss and $0.1 gain at December 31, 2006 and 2005, respectively. The ineffective portion of changes in fair values of such hedge positions reported as expense in operating income during 2006, 2005 and 2004 amounted to $(0.3), $(0.5) and $(0.4), respectively. There were no amounts excluded from the measure of effectiveness.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

The fair values associated with the foreign currency contracts have been determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.

NOTE 19

Employee Benefit Plans

As discussed in Note 2, “New Accounting Pronouncements,” the Company adopted SFAS 158 as of December 31, 2006 which requires the application of the provisions of SFAS 158 as of the end of the year of initial application and does not permit retrospective application. As a result, there are certain disclosures within this Note that are different between 2006 and 2005.

Investment and Savings Plans:

The Company sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require the Company to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $35.6, $32.5 and $29.3 for the years ended 2006, 2005 and 2004, respectively.

Pension Plans:

The Company sponsors numerous defined benefit pension plans. The Company funds employee pension benefits, except in some countries outside the U.S. where funding is not required. In addition to Company sponsored pension plans, certain employees of the Company participate in multi-employer pension plans sponsored by local or national unions. The Company’s contribution to such plans amounted to $1.2, $1.3 and $1.2 for 2006, 2005 and 2004, respectively.

Postretirement Health and Life Insurance Plans:

The Company provides health care and life insurance benefits for certain eligible retired employees. The Company has pre-funded a portion of the health care and life insurance obligations, where such pre-funding can be accomplished on a tax effective basis.

Changes in the benefit obligations, changes in plan assets, and the weighted-average assumptions for the years ended 2006 and 2005 and the components of net periodic benefit cost and other amounts recognized in other comprehensive loss for the years 2006, 2005 and 2004, were as follows:

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

	Pension		Other Benefits
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$5,142.3	$4,833.3	$766.3	$774.2
Service cost	98.7	90.1	8.0	8.2
Interest cost	284.1	281.1	39.9	43.7
Amendments made during the year/other	0.1	3.9	—	—
Actuarial (gain) loss	(109.7)	235.0	(48.9)	(12.6)
Benefits paid	(304.5)	(298.6)	(44.3)	(47.2)
Liabilities assumed through acquisition/other	4.4	50.0	2.1	—
Effect of currency translation	58.3	(52.5)	—	—

Benefit obligation at end of year	$5,173.7	$5,142.3	$723.1	$766.3

Change in plan assets
Fair value of plan assets at beginning of year	$4,537.9	$4,110.6	$253.0	$235.3
Actual return on plan assets	637.7	554.9	35.5	25.6
Assets assumed through acquisition/other	3.5	37.0	—	—
Employer contributions	126.1	122.5	—	—
Employee contributions	2.8	2.4	—	—
Benefits paid	(283.3)	(271.4)	(4.8)	(7.9)
Effect of currency translation	27.2	(18.1)	—	—

Fair value of plan assets at end of year	$5,051.9	$4,537.9	$283.7	$253.0

Funded status	$(121.8)	$(604.4)	$(439.4)	$(513.3)

Unrecognized net transition asset(1)		0.1		—
Unrecognized net actuarial (gain) loss(1)		1,054.4		207.4
Unrecognized prior service cost(1)		22.0		0.4

Total unrecognized items(1)		$1,076.5		$207.8

Net accrued benefit cost recognized in the balance sheet		$472.1		$(305.5)

(1)	With the adoption of SFAS 158 prospectively as of December 31, 2006, these components of the benefit obligation and plan assets which are deferred from being recognized as a component of net periodic benefit cost are no longer recorded in the balance sheet as deferred assets or liabilities, but instead are recognized as a component of shareholders’ equity within accumulated other comprehensive loss.

Amounts recognized in the consolidated balance sheet as of December 31, 2006 in accordance with SFAS 158 consist of:

	Pension	Other Benefits

Non-current assets	$243.2	$—
Current liabilities	(18.4)	(50.5)
Non-current liabilities	(346.6)	(388.9)

Funded status	$(121.8)	$(439.4)

Amounts recognized in the consolidated balance sheet as of December 31, 2005 consist of:

	Pension	Other Benefits

Prepaid benefit cost	$688.3	$—
Accrued benefit cost	(416.3)	(305.5)
Intangible assets	17.6	—
Accumulated other comprehensive loss	182.5	—

Net amount recognized	$472.1	$(305.5)

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

In 2006, the Company recorded an increase of $88.9 pre-tax ($58.1 after-tax) to other comprehensive income to reflect a decrease in the minimum pension liability before the effect of adopting SFAS 158. Upon the adoption of SFAS 158 as of December 31, 2006, the Company recorded a reduction in accumulated other comprehensive loss within shareholders’ equity of $666.3 pre-tax ($435.0 after-tax) to reflect the cumulative effect of this accounting change. This resulted in an accumulated other comprehensive loss related to pension and postretirement benefit plans pre-tax balance of $759.9 ($497.3 after-tax) as of December 31, 2006.

Amounts recognized in accumulated other comprehensive loss at December 31, 2006 consist of:

		Other
	Pension	Benefits

Net loss	$606.8	$121.3
Prior service cost	18.8	13.0

	$625.6	$134.3

The estimated net loss and prior service cost that will be amortized into net periodic benefit cost over the next fiscal year is as follows:

	Pension	Other Benefits

Net loss	$56.8	$4.7
Prior service cost	2.7	2.4

The accumulated benefit obligation for all defined benefit plans was $4,867.8 and $4,832.7 at December 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2006	2005

Projected benefit obligation	$477.3	$833.5
Accumulated benefit obligation	459.3	779.9
Fair value of plan assets	128.2	428.8

Table of Assumptions:

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension		Other Benefits
	2006	2005	2006	2005

Discount rate	5.87%	5.64%	6.00%	5.50%
Rate of future compensation increase	4.48%	4.44%	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.64%	5.94%	6.18%	5.50%	5.75%	6.25%
Expected return on plan assets	8.88%	8.89%	8.86%	9.00%	9.00%	9.00%
Rate of future compensation increase	4.44%	4.41%	4.42%	4.50%	4.50%	4.50%

Management develops each assumption using relevant Company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

	Pension			Other Benefits
	2006	2005	2004	2006	2005	2004

Net periodic benefit cost
Service cost	$98.7	$90.1	$85.9	$8.0	$8.2	$6.5
Interest cost	284.1	281.1	265.3	39.9	43.7	39.2
Expected return on plan assets	(375.6)	(361.3)	(342.6)	(22.4)	(20.7)	(18.6)
Amortization of transitional asset	—	0.1	0.1	—	—	—
Amortization of net actuarial (gain) loss	87.9	66.8	43.1	9.4	14.9	11.4
Amortization of prior service cost	2.7	4.3	6.7	2.3	(1.3)	(3.8)

Net periodic benefit cost	$97.8	$81.1	$58.5	$37.2	$44.8	$34.7

Effect of curtailments/settlements	—	0.5	3.3	—	—	—

Total net periodic benefit cost	$97.8	$81.6	$61.8	$37.2	$44.8	$34.7

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Minimum pension liability charge/(income)	$(88.9)	$(617.4)	$(119.6)	$—	$—	$—

Total charge/(income) recognized in net periodic benefit cost and other comprehensive loss	$8.9	$(535.8)	$(57.8)	$37.2	$44.8	$34.7

Plan Assets:

The pension and welfare benefit plans’ assets are comprised of a broad range of domestic and foreign securities, fixed income investments, hedge funds and cash and cash equivalents. The assets of the domestic pension U.S. Master Trust which covers all of the domestic pension plans and the various welfare benefit plan trusts had the following asset allocations:

	Pension Plan Assets at		Other Benefits Plan
	December 31,		Assets at December 31,
Asset Category	2006	2005	2006	2005

Equity securities	70.7%	69.8%	72.3%	74.4%
Fixed income securities	10.6	14.3	12.9	13.1
Hedge funds	18.1	15.8	13.6	11.6
Cash and other	0.6	0.1	1.2	0.9

Total	100.0%	100.0%	100.0%	100.0%

The strategic asset allocation target for the Company’s domestic pension funds apportions 70% to equity investments and 30% to fixed income instruments. The investment in the Company’s stock within the U.S. Master Trust approximates 1% in 2006 and 2005.

Contributions:

The Company currently anticipates making contributions to its pension plans in the range of $65 to $75 during 2007, of which $60.6 was made in the first quarter.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

Cash Flows:

Estimated Future Benefit Payments

The following benefit payments covering pension and other benefit plans have been projected based on benefits earned to date and the expectation that certain future service will be earned by currently active employees:

		Other
	Pension	Benefits

2007	$294.5	$51.4
2008	299.9	52.9
2009	306.1	53.9
2010	312.6	55.3
2011	321.3	56.8
2012 — 2016	1,787.7	290.5

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.0% for 2007, decreasing ratably to 5.0% in 2013. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $45.2 and the aggregate service and interest cost components by $3.0. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $37.4 and the aggregate service and interest cost components by $2.9. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

The determination of the assumptions shown in the table above and the discussion of health care trend rates are based on the provisions of the applicable accounting pronouncements, the review of various indices, discussion with our actuaries and the review of competitive surveys in the geographic areas where the plans are sited. Changes in these assumptions would affect the financial condition and results of operations of the Company.

Effective January 1, 2006, the Medicare Modernization Act (“MMA”) provides that companies that elect to provide prescription drug benefits meeting certain requirements to retirees are eligible to receive a subsidy from Medicare. At the end of 2005, the Company determined that a majority of its healthcare plans met the requirements of MMA for the subsidy and filed the applicable application. At December 31, 2005, the Company’s actuary estimated that the effect of the MMA was a reduction in the accumulated postretirement benefit obligation of $41.0. During 2006, the Company has received $3.6 in payments under MMA.

Other than the effect of the subsidy, there is no expectation that retiree participation will be affected in the short-term given the nature of the Company’s healthcare plans.

NOTE 20

Stock-Based and Long-Term Incentive Employee Compensation

At December 31, 2006, the Company has one stock-based employee compensation plan that is issuing new stock options and restricted shares of common stock. The Company has one stock-based employee compensation plan and two stock-based non-employee director’s compensation plans that have stock options and restricted shares outstanding, but no further grants will be made under these plans. The Company also has one long-term incentive plan for eligible levels of management.

The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method described in the accounting standard. SFAS 123R requires the cost of stock options issued as equity awards to be measured at fair value on the grant date and recognized in the income statement. The Company’s Consolidated Financial Statements for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The total stock-based and long-term incentive employee compensation cost recognized in operating income for 2006, 2005, and 2004 was $40.2, $31.1 and $12.0, respectively. The total tax benefit related thereto was $14.1, $10.9 and $4.2, respectively. Total compensation costs capitalized were immaterial for the periods presented. The incremental stock-based compensation recognized in income from continuing operations under SFAS 123R as compared to the prior accounting policy caused net income for the year ended December 31, 2006 to decrease by $13.4, and basic and diluted earnings per share to decrease by $0.07. Cash provided by operating activities decreased and cash provided by financing activities increased by $16.7 for the year ended December 31, 2006 related to excess tax benefits from stock options.

Stock-based compensation expense recognized in the Consolidated Income Statement for the year ended December 31, 2006 is based on awards ultimately expected to vest. Accordingly, expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123R for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock option awards granted to retirement eligible employees prior to January 1, 2006 were fully vested under the provisions of SFAS 123R on the date of grant but were expensed over the expected service period. Compensation expense for the awards to retirement eligible employees would have otherwise been recognized immediately. As of December 31, 2006, there was $3.3 of unrecognized compensation expense related to these awards. In 2006, the Company modified its vesting conditions for stock option awards to retirement eligible employees that aligned the vesting period with the service period. The Company will continue to recognize compensation expense for all stock-based awards ratably over the expected service period under the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and diluted net income per share had compensation expense for the employee stock-based awards been recorded for 2005 and 2004 based on the fair value method under SFAS 123R:

	2005	2004

Net income — as reported for the prior period(1)	$359.5	$432.3
Add: Stock-based and long-term incentive employee compensation expense, net of tax benefit, included in net income as reported	20.2	7.8
Less: Total stock-based and long-term incentive employee compensation expense, net of tax benefit, that would have been included in net income if the fair value method had been applied to all awards(2)(3)	(46.1)	(30.0)

Net income, including the effect of stock-based and long-term incentive employee compensation expense(4)	$333.6	$410.1

Basic earnings per share:
As reported for the prior period(1)	$1.95	$2.34
Including the effect of stock-based and long-term incentive employee compensation expense(4)	$1.81	$2.22
Diluted earnings per share:
As reported for the prior period(1)	$1.91	$2.29
Including the effect of stock-based and long-term incentive employee compensation expense(4)	$1.77	$2.17

(1)	Net income and net income per share do not include stock-based compensation expense for employee stock options under SFAS 123R because the Company did not adopt the recognition provisions of SFAS 123R.

(2)	Stock-based compensation expense is calculated based on the pro forma application of SFAS 123R.

(3)	Amount includes total stock-based and long-term incentive employee compensation expense for entities presented in discontinued operations.

(4)	Net income and net income per share represents pro forma information based on SFAS 123R prior to January 1, 2006.

Stock Option and Restricted Stock Compensation Plans

The Company’s stock option and restricted share award incentive plans provide for the awarding of options on common shares and restricted common shares to employees. The options are exercisable over seven to ten-year periods, except in certain instances of death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company’s common shares or at six or nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of the Company’s common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value of the underlying stock on the date each option is granted. Restricted shares typically vest over a three-year period commencing on the date of grant. The Company makes shares available for the exercise of stock options or the vesting of restricted shares by purchasing shares in the open market or by issuing shares from Treasury. During 2006, the Company had a policy of repurchasing shares on the open market to offset the

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

dilutive impact of stock option exercises and stock-based awards to employees. During the fourth quarter of 2006, the Company announced a $1 billion share repurchase program.

The ITT 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12,200,000. As of December 31, 2006, 3,899,100 net shares were available for future grants. During 2006 and 2005, the Company awarded 440,551 and 104,000 restricted shares, respectively, to employees with weighted average restriction periods of 3.0 and 3.7 years, respectively.

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

A summary of the status of the Company’s stock option and restricted stock shares as of December 31, 2006, 2005, and 2004 and changes during the years then ended is presented below (shares in thousands):

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	13,143	$32.88	15,989	$25.92	16,346	$21.32
Granted	604	52.59	3,803	45.85	3,905	37.75
Exercised	(2,582)	27.04	(6,536)	23.33	(3,996)	19.10
Canceled or expired	(568)	31.45	(113)	37.41	(266)	19.33

Outstanding at end of year	10,597	$35.50	13,143	$32.88	15,989	$25.92

Options exercisable at year-end	7,400	$30.62	9,172	$27.37	12,118	$22.15

Weighted-average fair value of options granted during the year		$14.09		$11.21		$10.47

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted Shares(1)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	143	$50.29	26	$39.46	—	$—
Granted	453	52.62	117	52.72	26	39.46
Vested	(16)	38.74	—	—	—	—
Canceled or expired	(12)	52.68	—	—	—	—

Outstanding at end of year	568	$52.42	143	$50.29	26	$39.46

(1)	The table above excludes 250,000 restricted stock units that were granted at a fair value of $41.52. The unrecognized compensation cost associated with these units is $6.1. This cost is expected to be recognized ratably over 3.5 years.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2006, 2005 and 2004 was $100.8, $173.7 and $81.6, respectively. The outstanding restricted shares include 25,716 shares issued to non-employee directors in payment of the annual retainer. This cost is expected to be recognized ratably over a weighted average period of 3.9 years. For 2006, the amount of cash received from the exercise of stock options was $69.0 with an associated tax benefit realized of $23.1.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

The following table summarizes information about the Company’s stock options at December 31, 2006 (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Range of Exercise Prices	Number	Life	Price	Value	Number	Life	Price	Value

$12.44 – 16.66	784	2.2 years	$15.84	$32,140	784	2.2 years	$15.84	$32,140
17.41 – 19.78	1,020	3.3 years	18.86	38,724	1,020	3.3 years	18.86	38,724
25.33 – 26.91	1,091	5.0 years	25.35	34,333	1,091	5.0 years	25.35	34,333
29.29 – 30.91	1,474	6.0 years	30.89	38,227	1,474	6.0 years	30.89	38,227
31.81 – 37.92	2,004	7.1 years	37.31	39,091	2,004	7.1 years	37.31	39,091
38.17 – 45.47	3,416	5.4 years	45.11	39,996	958	5.2 years	45.28	11,050
47.41 – 57.46	808	6.0 years	52.60	3,411	69	5.6 years	52.73	284

	10,597			$225,922	7,400			$193,849

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $56.82 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 is 7,397.

As of December 31, 2006, the total number of stock options the Company expects to vest (including those that have already vested) is 10,498. These stock options have a weighted-average exercise price of $35.39, an aggregate intrinsic value of $224,929, and a weighted-average remaining contractual life of 5.4 years.

At December 31, 2006, there was $50.6 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 1.7 years.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model in 2006 and 2005, and the Black-Scholes option-pricing model in 2004. The following are weighted-average assumptions for 2006, 2005 and 2004:

	2006	2005	2004

Dividend yield	0.84%	0.78%	1.39%
Expected volatility	24.07%	23.09%	25.77%
Expected life	4.8 years	4.6 years	6.0 years
Risk-free rates	4.73%	4.02%	3.71%

Expected volatilities are based on the Company’s stock price history, including implied volatilities from traded options on the Company’s stock. The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model. Separate employee groups and option characteristics are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

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

The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of December 31, 2006 was approximately 24%. The number of companies included in the applicable benchmark group range from 324 to 350 for the awards outstanding as of December 31, 2006.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

At December 31, 2006, there was $18.8 of total unrecognized compensation cost related to non-vested awards granted under the LTIP. This cost is expected to be recognized ratably over a weighted-average period of 1.3 years. The total cash paid to settle the LTIP liability was $17.2, $15.7 and $15.3 during the years ended 2006, 2005 and 2004, respectively.

NOTE 21

Capital Stock

The Company has authority to issue an aggregate of 300,000,000 shares of capital stock, of which 250,000,000 shares have been designated as “Common Stock” having a par value of $1 per share and 50,000,000 shares have been designated as “Preferred Stock” not having any par or stated value. Of the shares of Preferred Stock, 300,000 shares have initially been designated as “Series A Participating Cumulative Preferred Stock” (the “Series A Stock”). Such Series A Stock is issuable pursuant to the provisions of a Rights Agreement dated as of November 1, 1995 between the Company and The Bank of New York, as Rights Agent (the “Rights Agreement”). Capitalized terms herein not otherwise defined are as defined in the Rights Agreement.

Through November 1, 2005, the rights issued pursuant to the Rights Agreement (the “Rights”) attached to, and traded with, the Common Stock. On November 1, 2005, all outstanding Rights expired in accordance with their terms. The Rights Agreement provided, among other things, that if any person acquired more than 15% of the outstanding Common Stock, the Rights entitled the holders other than the Acquiring Person (or its Affiliates or Associates) to purchase Series A Stock at a significant discount to its market value. The Rights did not become exercisable before they expired.

As of December 31, 2006 and 2005, 26,608,305 and 52,829,048 shares of Common Stock were held in Treasury, respectively.

NOTE 22

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

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) or its state equivalent. As of December 31, 2006, the Company is responsible, or is alleged to be responsible, for approximately 74 ongoing environmental investigation and remediation sites in various countries. In many of these proceedings, the Company’s liability is considered de minimis. At December 31, 2006, the Company’s best estimate for environmental liabilities is $104.5, which approximates the accrual related to the remediation of ground water and soil as well as related legal fees. The low range estimate for its environmental liabilities is $73.6 and the high range estimate for

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

those liabilities is $173.8. On an annual basis the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment system. The operation of the water treatment system is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. Additionally, modification to the allowable hexavalent chromium standard is anticipated, and this change in regulatory standard may result in additional costs for modifications to the water treatment plant. As of December 31, 2006, the Company’s accrual for operation of the water treatment plant through 2013 was $9.1 representing its best estimate; its low estimate for the liability is $5.7 and its high estimate is $14.6.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of this Annual Report on Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $3.6 and $17.4. The Company has accrued $6.2 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred as early as the 1930’s. The Company’s current estimates for its exposure are between $6.9 and $14.6. It has an accrual for this matter of $10.5 which represents its best estimate. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs.

The Company operated a facility in Rochester, New York called Rochester Form Machine from 1979 — 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003 the Company, through its subsidiary ITT Fluid Handling Systems entered into an Order on Consent with New York State Department of Environmental Conservation to investigate and remediate facility related impacts to soil, soil vapor and ground water. As of December 31, 2006 the Company’s current estimates for this exposure are between $3.1 and $11.7. It has an accrual for this matter of $4.7 which represents its best estimate. The Company will pursue claims against certain other PRPs who may share responsibility for impacts.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the four listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. Currently, the matter is before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. A hearing is expected in early 2007. In the event the appeal is successful, the Company will pursue the administrative claims against its excess insurers. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

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

Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2006, 2005 and 2004, ITT and Goulds resolved approximately 8,200, 16,000 and 4,200 claims, respectively. Nearly all of these claims were dismissed, with settlement on a small percentage of claims. The average amount of settlement per plaintiff has been nominal and substantially all defense and settlement costs have been covered by insurance. Based upon past claims experience, available insurance coverage, and after consultation with counsel, management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company (“ACE”) et al. Superior Court, County of Los Angeles, CA., Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company’s historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company’s environmental insurance recovery litigation has been pending since 1991. The New York action has been stayed in favor of the California suit. ITT and ACE and Nationwide Indemnity have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers. In addition, Utica National and Goulds are finalizing a coverage in place agreement to allocate the Goulds’ asbestos liabilities between insurance policies issued by Utica and those issued by others. The Company is continuing to receive the benefit of insurance payments during the pendency of these proceedings. The Company believes that these actions will not materially affect the availability of its insurance coverage and will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has been involved in a suit filed in El Paso, Texas, Irwin Bast et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730.  This Complaint, filed by both U.S. and German citizens, alleged that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. In September 2006, the Court denied the plaintiffs’ motion for class certification and motion to amend the complaint. The court also determined that the plaintiffs failed to identify any persons who had been injured by ITT products and dismissed ITT from the action. In September 2006, the same plaintiff attorneys who filed the El Paso action, filed a companion action in state court in California against the Company, alone, seeking certification of a class of persons who were exposed to ITT radar products but who have not, as yet, exhibited symptoms of injury. The parties have reached a settlement in principle to resolve both matters. The settlement is expected to be finalized in the first quarter of 2007. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company provides an indemnity to U.S. Silica Company for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer pay a share of the costs. On October 4, 2005, ITT filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the carrier for Pennsylvania Glass Sand product liabilities. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “Company History and Certain Relationships” for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Our Defense Electronics & Services segment is subject to the export control regulations of the U.S. Department of State and the Department of Commerce. Currently, the U.S. Attorney for the Western District of Virginia is investigating ITT Night Vision’s compliance

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

with International Traffic in Arms Regulations. The Company is cooperating with the investigation and with the Government’s consent, it conducted its own investigation, utilizing outside counsel, of Night Vision’s compliance with the federal laws. Data and information derived from the investigation were shared with the U.S. Attorney. The Company is continuing to assist the Government in its investigation. The Company is in negotiations with the Government to resolve this matter and a settlement is expected in the Spring of 2007. The Company has recorded its best estimate of the liability for this matter, including a charge to net income of $25 in the fourth quarter of 2006. Management does not believe that any expected payment to the Government and any remedial obligations or corrective actions which the Government is likely to require will have a material adverse effect on the Company’s consolidated financial position or results of operations, but the settlement may have a material impact on cash flow in the period in which the payment is made.

NOTE 23

Guarantees, Indemnities and Warranties

Guarantees & Indemnities:

In September of 1998, the Company completed the sale of its automotive electrical systems business to Valeo SA for approximately $1,700. As part of the sale, the Company provided Valeo SA with representations and warranties with respect to the operations of the business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Valeo SA for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Valeo SA may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Valeo SA on an undiscounted basis is $680. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2006, the Company has an accrual of $7.8 which is its best estimate of the potential exposure.

In September of 1998, the Company completed the sale of its brake and chassis unit to Continental AG for approximately $1,930. As part of the sale, the Company provided Continental AG with representations and warranties with respect to the operations of that Business, including: Conveyance of Title, Employee Benefits, Tax, Product Liability, Product Recall, Contracts, Environmental, Intellectual Property, etc. The Company also indemnified Continental AG for losses related to a misrepresentation or breach of the representations and warranties. With a few limited exceptions, the indemnity periods within which Continental AG may assert new claims have expired. Under the terms of the sales contract, the original maximum potential liability to Continental AG on an undiscounted basis is $950. However, because of the lapse of time, or the fact that the parties have resolved certain issues, at December 31, 2006, the Company has an accrual of $12.7 which is its best estimate of the potential exposure.

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

The Company provided a performance bond guarantee in the amount of $10.0 related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0. At December 31, 2006, the Company has an accrual related to this matter in the amount of $10.0.

In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2006, the Company does not believe that a

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

The Company has a number of individually immaterial guarantees outstanding at December 31, 2006, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. The Company does not believe these payments will have any material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

Product Warranties:

The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At December 31, 2006, the Company has product warranty accruals as follows:

Product Warranty Liabilities

		Accruals for	Changes in Pre-Existing
	Beginning Balance	Product Warranties	Warranties Including		Ending Balance
	January 1,	Issued in the Period	Changes in Estimates	Payments	December 31,

2006	$40.3	$30.8	$(3.0)	$(20.3)	$47.8
2005	37.7	27.3	(0.5)	(24.2)	40.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

NOTE 24

Business Segment Information

Business segment results have been restated for all periods presented to reflect the consolidation of the Electronic Components segment into the Motion & Flow Control segment.

		Defense	Motion &	Corporate,
	Fluid	Electronics &	Flow	Eliminations &
	Technology	Services	Control	Other	Total

2006
Sales and revenues	$3,070.1	$3,659.3	$1,092.9	$(14.4)	$7,807.9
Operating income (loss)	370.6	404.3	149.7	(123.6)	801.0
Interest income					25.4
Interest expense					86.2
Miscellaneous expense, net					12.9

Income from continuing operations before income tax expense					$727.3

Plant, property and equipment, net	361.1	281.4	185.1	5.4	$833.0
Investments in unconsolidated companies	10.5	0.3	—	2.2	13.0
Total assets	2,846.9	2,081.7	860.3	1,641.1	7,430.0
Additions to plant, property and equipment	67.2	60.9	44.3	4.7	177.1
Depreciation	59.3	45.2	39.0	1.4	144.9
Amortization(1)	13.2	26.7	2.6	7.1	49.6

2005
Sales and revenues	$2,799.1	$3,224.2	$1,030.9	$(13.4)	$7,040.8
Operating income (loss)	319.6	363.7	133.3	(91.1)	725.5
Interest income					42.7
Interest expense					75.0
Miscellaneous expense, net					19.7

Income from continuing operations before income tax expense					$673.5

Plant, property and equipment, net	327.4	266.4	176.2	12.0	$782.0
Investments in unconsolidated companies	8.9	—	—	—	8.9
Total assets	2,505.7	1,950.5	788.3	1,827.4	7,071.9
Additions to plant, property and equipment	50.0	65.0	45.8	3.6	164.4
Depreciation	61.3	40.5	39.7	1.9	143.4
Amortization(1)	8.7	15.9	0.4	7.5	32.5

2004
Sales and revenues	$2,560.1	$2,414.0	$1,003.1	$(11.7)	$5,965.5
Operating income (loss)	283.8	254.1	132.4	(82.5)	587.8
Interest income					22.5
Interest expense					50.4
Gain on sale of investments					20.8
Miscellaneous expense, net					17.7

Income from continuing operations before income tax expense					$563.0

Plant, property and equipment, net	374.2	218.8	192.9	6.1	$792.0
Investments in unconsolidated companies	7.5	—	—	—	7.5
Total assets	2,544.4	1,717.1	833.4	2,196.4	7,291.3
Additions to plant, property and equipment	53.3	37.4	34.1	1.3	126.1
Depreciation	62.1	31.8	39.7	1.1	134.7
Amortization(1)	4.5	4.8	4.3	6.4	20.0

(1)	Includes amortization of stock compensation.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

				Plant, Property and
	Net Sales and Revenues*			Equipment, Net
	For the Years Ended December 31,			December 31,
	2006	2005	2004	2006	2005	2004

Geographical Information
United States	$5,041.2	$4,410.8	$3,553.8	$458.1	$457.4	$417.8
Western Europe	1,683.9	1,587.5	1,482.5	317.3	286.3	334.6
Asia Pacific	411.2	399.4	356.2	31.1	26.2	28.2
Other	671.6	643.1	573.0	26.5	12.1	11.4

Total Segments	$7,807.9	$7,040.8	$5,965.5	$833.0	$782.0	$792.0

*	Net sales to external customers are attributed to individual regions based upon the destination of product or service delivery.

Sales and revenues by product category, net of intercompany balances, are as follows:

	For the Years Ended December 31,
	2006	2005	2004

Pumps & Complementary Products	$3,070.1	$2,798.7	$2,559.6
Defense Products	2,182.5	1,870.6	1,309.2
Defense Services	1,475.4	1,352.4	1,103.9
Connectors	370.1	352.0	361.4
Flow Control	205.4	200.1	194.5
Friction Materials	318.4	292.1	265.6
Marine Products	98.7	84.9	75.6
Shock Absorbers	87.3	90.0	95.7

Total	$7,807.9	$7,040.8	$5,965.5

Defense Electronics & Services had sales and revenues from the United States government of $3,244.0, $2,668.3 and $2,098.2 for 2006, 2005 and 2004, respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues for the Company.

Fluid Technology:

This segment contains the Company’s pump and pumping system businesses, including brands such as Flygt®, Goulds®, Bell & Gossett®, A-C Pump®, Marlow®, Flowtronex®, Lowara®, and Vogel®. The Company is the world’s largest pump producer. Businesses within this segment also supply mixers, heat exchangers, engineered valves and related products as well as systems for municipal, industrial, residential, agricultural and commercial applications. The Company goes to market under brand names such as McDonnell & Miller®, Hoffman Specialtytm and ITT Standard® in addition to those mentioned above. Additionally, the Fluid Technology segment produces wastewater aeration and diffuser systems under the brands Sanitaire® and ABJ®, ultraviolet and ozone water disinfection systems under the WEDECO® brand and membrane filtration and bioreactor systems under the ITT Advanced Treatment name. In addition to the above, the Company is also supplying rough filtration, pressure filtration and clarification systems for water and wastewater treatment utilities. This segment comprises approximately 39% of the Company’s sales and revenues and approximately 40% of its segment operating income for 2006.

Defense Electronics & Services:

The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 40% of the sales and revenues in this segment are generated through contracts for technical and support services which the Company provides for the military and other government agencies. Approximately 89%, 83% and 87% of 2006, 2005 and 2004 Defense Electronics & Services sales and revenues, respectively, were to the U.S. government. The Defense Electronics & Services segment comprises about 47% of the Company’s sales and revenues and 44% of its segment operating income in 2006.

Motion & Flow Control:

Businesses in the Motion & Flow Control segment produce switches and valves for industrial and aerospace applications, products for the marine and leisure markets under the brands Jabsco®, Rule®, Flojet® and Danforth®, system components for the whirlpool baths, hot tub and spa markets under the HydroAir® brand, specialty shock absorbers under the brand KONI®, brake components for the transportation industry, and connectors used in communications, computing, aerospace and industrial applications marketed under the Cannon® brand. The Motion & Flow Control segment comprises approximately 14% of the Company’s sales and revenues and approximately 16% of its segment operating income for 2006.

Corporate and Other:

This primarily includes the operating results and assets of Corporate Headquarters.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share amounts, unless otherwise stated)

NOTE 25

Quarterly Results for 2006 and 2005 (unaudited)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Year

2006
Sales and revenues	$1,791.5	$1,964.0	$2,001.1	$2,051.3	$7,807.9
Costs of sales and revenues	1,308.7	1,413.0	1,437.8	1,458.9	5,618.4
Income from continuing operations	102.9	134.5	140.4	121.9	499.7
Net income	155.9	140.9	143.5	140.8	581.1
Income from continuing operations per share — Basic	$0.56	$0.73	$0.76	$0.66	$2.71
— Diluted	$0.55	$0.72	$0.75	$0.65	$2.67
Net income per share — Basic(a)	$0.85	$0.77	$0.78	$0.76	$3.15
— Diluted	$0.83	$0.75	$0.77	$0.75	$3.10
Common stock information price per share range:
High	$58.73	$57.57	$51.89	$57.44	$58.73
Low	$49.85	$47.33	$45.34	$50.43	$45.34
Close	$56.22	$49.50	$51.27	$56.82	$56.82
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
2005
Sales and revenues	$1,684.2	$1,776.5	$1,734.6	$1,845.5	$7,040.8
Costs of sales and revenues	1,230.4	1,279.4	1,264.2	1,298.6	5,072.6
Income from continuing operations	121.5	131.4	153.4	122.5	528.8
Net income (loss)	116.5	137.7	189.3	(84.0)	359.5
Income from continuing operations per share — Basic	$0.66	$0.71	$0.83	$0.66	$2.86
— Diluted	$0.64	$0.70	$0.81	$0.65	$2.80
Net income (loss) per share — Basic(a)	$0.63	$0.75	$1.02	$(0.46)	$1.95
— Diluted(a)	$0.62	$0.73	$1.00	$(0.45)	$1.91
Common stock information price per share range:
High	$45.88	$49.68	$57.73	$58.05	$58.05
Low	$40.24	$42.27	$48.57	$47.13	$40.24
Close	$45.12	$48.82	$56.80	$51.41	$51.41
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36

(a)	The sum of the quarters’ earnings per share does not equal the full year amounts due to rounding.

The above table reflects the range of market prices of the Company’s common stock for 2006 and 2005. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which the Company’s common stock is traded, under the symbol “ITT”. The Company’s common stock is listed on the following exchanges: Frankfurt, London, New York, and Euronext.

During the period from January 1, 2007 through January 31, 2007, the high and low reported market prices of the Company’s common stock were $60.26 and $56.30, respectively. The Company declared dividends of $0.14 per common share in the first quarter of 2007. There were 23,014 holders of record of the Company’s common stock on January 31, 2007.

INDEX TO SCHEDULE

Page

Valuation and Qualifying Accounts	S-1

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged
		to costs		Write-off/
	Balance at	and	Translation	payments/	Balance at
(Dollars in Millions)	January 1	expenses	adjustment	other	December 31

Year Ended December 31, 2006
Trade Receivables — Allowance for doubtful accounts	$26.9	$8.8	$1.2	$(13.6)	$23.3
Restructuring	28.1	52.7	—	(46.2)	34.6

Year Ended December 31, 2005
Trade Receivables — Allowance for doubtful accounts	$24.4	$8.6	$(1.4)	$(4.7)	$26.9
Restructuring	18.8	58.7	—	(49.4)	28.1

Year Ended December 31, 2004
Trade Receivables — Allowance for doubtful accounts	$19.9	$8.4	$1.0	$(4.9)	$24.4
Restructuring	16.1	30.2	—	(27.5)	18.8

S-1

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and by the undersigned in the capacity indicated.

ITT Corporation
(Registrant)

By:	/s/ Janice M. Klettner
Janice M. Klettner
Chief Accounting Officer
(Principal accounting officer)

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Loranger Steven R. Loranger (Principal executive officer)	Chairman, President and Chief Executive Officer and Director	February 28, 2007

/s/ George E. Minnich George E. Minnich (Principal financial officer)	Senior Vice President and Chief Financial Officer	February 28, 2007

/s/ Curtis J. Crawford Curtis J. Crawford	Director	February 28, 2007

/s/ Christina A. Gold Christina A. Gold	Director	February 28, 2007

/s/ Ralph F. Hake Ralph F. Hake	Director	February 28, 2007

/s/ John J. Hamre John J. Hamre	Director	February 28, 2007

/s/ Raymond W. LeBoeuf Raymond W. LeBoeuf	Director	February 28, 2007

/s/ Frank T. MacInnis Frank T. MacInnis	Director	February 28, 2007

/s/ Linda S. Sanford Linda S. Sanford	Director	February 28, 2007

/s/ Markos I. Tambakeras Markos I. Tambakeras	Director	February 28, 2007

EXHIBIT INDEX

Exhibit
Number				Description	Location

(3)		(a	)	ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of July 1, 2006	Incorporated by reference to Exhibit 3(a) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
		(b	)	ITT Corporation’s By-laws, as amended July 11, 2006	Incorporated by reference to Exhibit 3(b) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
(4)		Instruments defining the rights of security holders, including indentures
Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.

(10)		Material contracts...
(10.1	)*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams			Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.2	)*	Employment Agreement dated as of September 28, 2004 between ITT Industries, Inc. and Steven R. Loranger			Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.3	)*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees			Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4	)*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees			Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.5	)*	ITT 2003 Equity Incentive Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) formerly known as ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)			Filed Herewith.
(10.6	)*	ITT 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)			Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.7	)*	ITT 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.8)		1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Filed Herewith.
(10.9	)*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.10	)*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Filed Herewith.
(10.11	)*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.12	)*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.13	)*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14	)*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.15)*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.16)*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.17)*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.18)*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)	Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)	Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)	Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)	Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.26)		Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28	)*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29	)*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31	)*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).
(10.32	)*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34	)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35	)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.36)*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)	Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)	2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Filed herewith.
(11)	Statement re computation of per share earnings	Not required to be filed.
(12)	Statement re computation of ratios	Filed herewith.
(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006. (CIK No. 216228, File No. 1-5672).
(21)	Subsidiaries of the Registrant	Filed herewith.
(22)	Published report regarding matters submitted to vote of security holders	Not required to be filed.
(23.1)	Consent of Deloitte & Touche LLP	Filed herewith.
(24)	Power of attorney	None.
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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