Form 10-Q
period 2007-03-31
ITT CORP
filed 2007-05-04
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were outstanding 181,723,146 shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Sales and revenues	$2,070.3	$1,791.5

Costs of sales and revenues	1,486.1	1,308.7
Selling, general and administrative expenses	320.0	263.1
Research and development expenses	40.3	38.6
Restructuring and asset impairment charges, net	6.4	11.9

Total costs and expenses	1,852.8	1,622.3

Operating income	217.5	169.2
Interest expense	23.8	19.9
Interest income	8.2	3.7
Miscellaneous expense, net	3.9	5.2

Income from continuing operations before income tax expense	198.0	147.8
Income tax expense	61.2	44.9

Income from continuing operations	136.8	102.9
Discontinued operations:
Income from discontinued operations, including tax expense (benefit) of $1.9 and $(2.4), respectively	3.2	53.0

Net income	$140.0	$155.9

Earnings Per Share
Income from continuing operations:
Basic	$0.75	$0.56
Diluted	$0.74	$0.55
Discontinued operations:
Basic	$0.02	$0.29
Diluted	$0.02	$0.28
Net income:
Basic	$0.77	$0.85
Diluted	$0.76	$0.83
Cash dividends declared per common share	$0.14	$0.11
Average Common Shares — Basic	181.2	184.6
Average Common Shares — Diluted	184.3	187.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$1,050.2	$937.1
Receivables, net	1,348.5	1,288.9
Inventories, net	761.9	726.5
Assets of discontinued businesses held for sale	184.9	183.2
Deferred income taxes	83.4	79.8
Other current assets	136.9	102.8

Total current assets	3,565.8	3,318.3

Plant, property and equipment, net	822.1	833.0
Deferred income taxes	163.1	136.1
Goodwill	2,338.4	2,336.8
Other intangible assets, net	206.2	213.2
Other assets	633.7	563.2

Total non-current assets	4,163.5	4,082.3

Total assets	$7,729.3	$7,400.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$953.1	$929.4
Accrued expenses	799.7	869.6
Accrued taxes	194.2	168.2
Notes payable and current maturities of long-term debt	914.6	597.0
Pension and postretirement benefits	68.9	68.9
Liabilities of discontinued businesses held for sale	98.8	96.7
Deferred income taxes	—	0.2

Total current liabilities	3,029.3	2,730.0

Pension benefits	334.9	346.6
Postretirement benefits other than pensions	383.3	388.9
Long-term debt	486.6	500.4
Other liabilities	588.9	569.9

Total non-current liabilities	1,793.7	1,805.8

Total liabilities	4,823.0	4,535.8
Shareholders’ Equity:
Common stock:
Authorized — 250,000,000 shares, $1 par value per share, outstanding — 182,109,066 shares and 183,016,367 shares, respectively(1)	181.3	182.6
Retained earnings	3,040.0	3,024.9
Accumulated other comprehensive (loss) income:
Unrealized loss on investment securities and cash flow hedges	(0.5)	(0.3)
Pension and postretirement benefits	(485.0)	(497.3)
Cumulative translation adjustments	170.5	154.9

Total accumulated other comprehensive loss	(315.0)	(342.7)

Total shareholders’ equity	2,906.3	2,864.8

Total liabilities and shareholders’ equity	$7,729.3	$7,400.6

(1)	Shares outstanding include unvested restricted common stock of 0.8 million and 0.4 million at March 31, 2007 and December 31, 2006, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006

Operating Activities
Net income	$140.0	$155.9
Less: Income from discontinued operations	(3.2)	(53.0)

Income from continuing operations	136.8	102.9
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	44.2	42.3
Stock-based compensation	7.5	4.3
Restructuring and asset impairment charges, net	6.4	11.9
Payments for restructuring	(11.2)	(15.2)
Change in receivables	(54.7)	(42.6)
Change in inventories	(34.4)	(43.8)
Change in accounts payable and accrued expenses	0.1	28.1
Change in accrued and deferred taxes	1.6	(28.8)
Change in other current and non-current assets	(89.1)	(113.1)
Change in non-current liabilities	(13.7)	(6.8)
Other, net	5.8	9.8

Net cash — operating activities	(0.7)	(51.0)

Investing Activities
Additions to plant, property, and equipment	(28.1)	(28.4)
Acquisitions, net of cash acquired	(4.4)	(23.7)
Proceeds from sale of assets and businesses	1.0	225.3
Other, net	(0.4)	(1.7)

Net cash — investing activities	(31.9)	171.5

Financing Activities
Short-term debt, net	305.6	67.3
Long-term debt repaid	(1.7)	(0.5)
Long-term debt issued	0.3	—
Repurchase of common stock	(186.5)	(68.8)
Proceeds from issuance of common stock	31.3	36.9
Dividends paid	(20.3)	(16.6)
Tax benefit from stock option exercises	7.3	7.4
Other, net	(0.3)	0.1

Net cash — financing activities	135.7	25.8

Exchange Rate Effects on Cash and Cash Equivalents	7.3	6.7
Net Cash — Discontinued Operations:
Operating Activities	5.0	23.6
Investing Activities	(2.3)	(3.4)
Financing Activities	—	(0.4)

Net change in cash and cash equivalents	113.1	172.8
Cash and cash equivalents — beginning of period	937.1	451.0

Cash and Cash Equivalents — End of Period	$1,050.2	$623.8

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$14.7	$13.1
Income taxes	$59.6	$73.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above cash flow statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In millions, except share and per share, unless otherwise stated)

1) Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. ITT Corporation (the “Company”) believes that the disclosures made are adequate to make the information presented not misleading. The Company consistently applied the accounting policies described in the Company’s 2006 Annual Report on Form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period presentation.

2) Receivables, Net

Net receivables consist of the following:

	March 31,	December 31,
	2007	2006

Trade	$1,294.9	$1,225.7
Other	81.3	94.5
Less: allowance for doubtful accounts and cash discounts	(27.7)	(31.3)

	$1,348.5	$1,288.9

3) Inventories, Net

Net inventories consist of the following:

	March 31,	December 31,
	2007	2006

Finished goods	$207.3	$202.9
Work in process	282.7	266.7
Raw materials	355.9	338.9
Less: progress payments	(84.0)	(82.0)

	$761.9	$726.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

4) Plant, Property and Equipment, Net

Net plant, property and equipment consist of the following:

	March 31,	December 31,
	2007	2006

Land and improvements	$51.5	$51.3
Buildings and improvements	494.5	495.3
Machinery and equipment	1,445.5	1,429.0
Furniture, fixtures and office equipment	222.0	220.3
Construction work in progress	81.5	93.4
Other	66.3	62.7

	2,361.3	2,352.0
Less: accumulated depreciation and amortization	(1,539.2)	(1,519.0)

	$822.1	$833.0

5) Sales and Revenues and Costs of Sales and Revenues

Sales and revenues and costs of sales and revenues consist of the following:

	Three Months Ended
	March 31,
	2007	2006

Product sales	$1,622.9	$1,411.8
Service revenues	447.4	379.7

Total sales and revenues	$2,070.3	$1,791.5

Costs of product sales	$1,086.0	$996.9
Costs of service revenues	400.1	311.8

Total costs of sales and revenues	$1,486.1	$1,308.7

The Defense Electronics & Services segment comprises $416.1 and $352.8 of total service revenues for the three months ended March 31, 2007 and 2006, respectively, and $376.4 and $289.7 of total costs of service revenues, respectively, during the same periods. The Fluid Technology segment comprises the remaining balances of service revenues and costs of service revenues.

6) Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should measure, recognize, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 applies to all tax positions accounted for in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” including positions taken in a previously filed tax return or expected to be taken in a future return.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Prior to the adoption of FIN 48, the Company applied Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” in assessing uncertainty of income tax positions and the need for accruals to offset any exposure resulting from positions taken in its income tax returns. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense.

The Company adopted the provisions set forth by FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $88.8. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $79.0. As a result of the implementation of FIN 48, the Company recognized an increase in liabilities of $26.1 for unrecognized tax benefits. The liabilities are classified as non-current and are included in “Other liabilities” in the Company’s Consolidated Condensed Balance Sheet. The increase was accounted for as follows:

January 1,
2007

Reduction in retained earnings (cumulative effect)	$17.4
Increase in deferred tax assets	6.7
Increase in goodwill	2.0

Increase in liabilities for unrecognized tax benefits	$26.1

The Company classifies interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in its income statement. The total amount of accrued interest and penalties as of the date of adoption of FIN 48 was $34.9.

As of January 1, 2007, it is reasonably possible that the amount of unrecognized tax benefits could significantly change by the end of 2007 as a result of resolution of tax authority audits of the Company’s tax returns. The Company is unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year

Austria	2004
Canada	1999
Germany	1994
Italy	2000
Netherlands	2000
Sweden	2001
United Kingdom	2000
United States	2001

There have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts, which if recognized, would affect the Company’s effective tax rate since the adoption of FIN 48 on January 1, 2007.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

7) Comprehensive Income

	Pretax	Tax
	Income	(Expense)	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended March 31, 2007
Net income			$140.0
Other comprehensive income:
Foreign currency translation adjustments	$15.6	$—	15.6
Unrealized loss on investment securities and cash flow hedges	(0.3)	0.1	(0.2)
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	17.6	(6.1)	11.5
Amortization of prior service cost	1.3	(0.5)	0.8

Other comprehensive income	$34.2	$(6.5)	27.7

Comprehensive income			$167.7

	Pretax	Tax	Net-of-Tax
	Income	Benefit	Amount

Three Months Ended March 31, 2006
Net income			$155.9
Other comprehensive income:
Foreign currency translation adjustments (refer to table below)	$18.4	$—	18.4

Other comprehensive income	$18.4	$—	18.4

Comprehensive income			$174.3

Disclosure of 2006 foreign currency translation reclassification:
Foreign currency translation adjustments			$34.9
Less: reclassification adjustment for gains included in net income			(16.5)

Net foreign currency translation adjustments			$18.4

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

8) Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	For the Three Months
	Ended March 31,
	2007	2006
	(Shares in millions)

Basic earnings per share:
Income from continuing operations available to common shareholders	$136.8	$102.9
Average common shares outstanding	181.2	184.6
Basic earnings per share	$0.75	$0.56
Diluted earnings per share:
Income from continuing operations available to common shareholders	$136.8	$102.9
Average common shares outstanding	181.2	184.6
Add: Impact of stock options and restricted stock	3.1	3.2

Average common shares outstanding on a diluted basis	184.3	187.8

Diluted earnings per share	$0.74	$0.55

Options to purchase 1,149,230 shares of common stock at an average price of $55.22 per share were outstanding at March 31, 2007, but were not included in the computation of diluted EPS because they were anti-dilutive. These options expire in 2012 and 2013.

Options to purchase 1,214,888 shares of common stock at an average price of $50.04 per share were outstanding at March 31, 2006, but were not included in the computation of diluted EPS because they were anti-dilutive. These options expire in 2013.

There were 335,077 shares of restricted common stock excluded from the computation of diluted EPS for the three months ended March 31, 2007 because they were anti-dilutive. There was no anti-dilutive restricted common stock excluded from the computation of diluted EPS for the three months ended March 31, 2006.

9) Stock-Based and Long-Term Incentive Employee Compensation

The Company recognizes stock-based compensation in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). See Note 1, “Summary of Significant Accounting Policies,” and Note 20 “Stock-Based and Long-Term Incentive Employee Compensation,” within the Notes to Consolidated Financial Statements of the 2006 Annual Report on Form 10-K for complete details regarding the Company’s accounting for compensation plans and application of SFAS 123R.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Three Months Ended March 31,
	2007	2006

Impact on income before income taxes	$(10.8)	$(12.1)
Impact on net income available to shareholders	$(7.0)	$(7.9)
Impact on net income per common share
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Total compensation costs capitalized were immaterial for the periods presented.

Stock Option and Restricted Stock Compensation Plans

The ITT 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12,200,000. As of March 31, 2007, 2,826,462 shares were available for future grants. The Company awarded 335,077 and 390,597 of restricted shares and restricted share units during the three months ended March 31, 2007 and 2006, respectively, to employees, with restriction periods of three years. The fair market value of these awards was based on the Company’s stock price on the date of grant.

A summary of the status of the Company’s stock option and restricted stock awards as of March 31, 2007 and changes during the three months then ended is presented below (shares in thousands):

	Three Months Ended March 31, 2007
	Stock Options		Restricted Shares/Units
		Weighted-		Weighted-
		Average		Average
		Exercise		Grant Date
	Shares	Price	Shares	Fair Value

Outstanding at December 31, 2006	10,597	$35.50	818	$49.09
Granted	513	$57.99	335	$57.99
Exercised/vested	(1,105)	$28.63	—	$—
Canceled or expired	(22)	$44.15	(4)	$52.68

Outstanding at March 31, 2007	9,983	$37.40	1,149	$51.67

Options exercisable at March 31, 2007	7,322	$33.12

The intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $33.8 and $75.0, respectively. For the three months ended March 31, 2007, the amount of cash received from the exercise of stock options was $31.3 with an associated tax benefit realized of $10.2. SFAS 123R requires that the Company classify as a financing activity the cash flows attributable to excess tax benefits from stock option exercises. For the three months ended March 31, 2007 and 2006, $7.3 and $7.4, respectively was classified as cash flows from financing activities in the Company’s Consolidated Condensed Statement of Cash Flows as a result of stock option exercises.

Based on the Company’s closing stock price of $60.32 at the end of the quarter, the aggregate intrinsic value of the stock options outstanding and stock options exercisable as of March 31, 2007 was $228.8 and $199.2, respectively. As of March 31, 2007, all of the aforementioned exercisable options were in the money.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

As of March 31, 2007, the total number of outstanding stock options expected to vest (including those that have already vested) was 9,893 thousand. These stock options have a weighted-average exercise price of $37.29, an aggregate intrinsic value of $227.9, and a weighted-average remaining contractual life of 5.3 years.

At March 31, 2007, there was $69.9 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model. The following weighted-average assumptions that were used for grants during the three months ended March 31, 2007 and 2006, respectively were:

	2007	2006

Dividend yield	0.97%	0.84%
Expected volatility	23.0%	24.0%
Expected life	4.8 years	4.8 years
Risk-free rates	4.38%	4.72%
Weighted average grant date fair value of options granted	$14.43	$14.12

Long-Term Incentive Plan

The ITT Industries 1997 Long-Term Incentive Plan (the “LTIP”), approved by shareholders in 1997, authorizes performance awards to be made to key employees of the Company. The LTIP is considered a liability plan, under the provisions of SFAS 123R. Accordingly, the Company is required to reassess the fair value of its LTIP awards at the end of each reporting period. Payment, if any, of target cash awards generally will be made at the end of the applicable three-year performance period and will be based on ITT Corporation’s performance measured against the total shareholder return performance of other stocks comprising the S&P Industrials Index.

The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of March 31, 2007 was approximately 15%. The number of companies included in the applicable benchmark group range from 326 to 361 for the awards outstanding as of March 31, 2007.

At March 31, 2007, there was $30.3 of total unrecognized compensation cost related to non-vested awards granted under the long-term incentive plan. This cost is expected to be recognized ratably over a weighted-average period of 1.5 years. The total cash paid to settle the LTIP liability for the annual 2004 and the annual 2003 grants during the first quarter of 2007 and 2006 was $17.6 and $17.2, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

10) Restructuring and Asset Impairment Charges

2007 Restructuring Activities

During the first quarter of 2007, the Company recorded a net restructuring charge of $6.4 reflecting costs of $4.5 related to new actions and $2.2 related to prior year plans, as well as the reversal of $0.3 of restructuring accruals that management determined would not be required.

Components of First Quarter 2007 Charge

	2007 Actions
		Other					Prior Year
		Employee-	Lease			Planned	Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$1.2	$0.1	$—	$0.5	$1.8	14	$1.7	$—
Defense Electronics & Services	0.8	—	1.3	—	2.1	14	—	—
Motion & Flow Control	0.6	—	—	—	0.6	13	0.5	(0.3)

	$2.6	$0.1	$1.3	$0.5	$4.5	41	$2.2	$(0.3)

The charges associated with actions announced during the first quarter of 2007 represent a reduction of structural costs in all segments and the closure of one facility in the Defense Electronics & Services segment. Planned position eliminations total 41, including 18 factory workers, 22 office workers and one management employee. The costs attributable to the first quarter of 2007 primarily reflect severance, lease cancellation and asset impairment costs. The costs associated with prior year plans primarily reflect an asset impairment cost for a closed facility as well as additional severance and other costs.

2006 Restructuring Activities

During the first quarter of 2006, the Company recorded a net restructuring charge of $11.9, reflecting costs of $10.8 related to new actions and costs of $1.8 related to prior year plans as well as the reversal of $0.7 restructuring accruals that management determined would not be required.

Components of First Quarter 2006 Charge

	2006 Actions
		Other Employee-	Asset		Planned Position	Prior Year Plans	Reversal of
	Severance	Related Costs	Write-Offs	Total	Eliminations	Additional Costs	Accruals

Fluid Technology	$2.3	$1.6	$—	$3.9	122	$0.5	$(0.4)
Defense Electronics & Services	2.0	—	—	2.0	60	—	—
Motion & Flow Control	3.6	—	1.2	4.8	178	1.3	(0.3)
Corporate and Other	0.1	—	—	0.1	1	—	—

	$8.0	$1.6	$1.2	$10.8	361	$1.8	$(0.7)

These charges represent a reduction of structural costs in all segments, as well as the planned closure of two facilities in the Fluid Technology segment and one facility in the Motion & Flow Control segment. Planned position eliminations total 361, including 225 factory workers, 126 office workers, and 10 management employees. The costs attributable to the first quarter of 2006 primarily reflect severance and other employee costs as well as asset impairment costs. The costs associated with prior year plans primarily reflect additional severance costs.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

The following table displays a rollforward of the restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2006	$22.4	$3.3	$7.3	$1.6	$34.6
Additional charges for prior year plans	1.7	—	0.5	—	2.2
Cash payments and other related to prior charges	(7.7)	(0.2)	(3.6)	(0.2)	(11.7)
Reversals of prior charges	—	—	(0.3)	—	(0.3)
Charges for 2007 actions	1.8	2.1	0.6	—	4.5
Cash payments and other related to 2007 charges	(0.5)	(0.3)	(0.4)	—	(1.2)
Asset write-offs related to 2007 charges	(0.5)	—	—	—	(0.5)

Balance March 31, 2007	$17.2	$4.9	$4.1	$1.4	$27.6

The accrual balance at March 31, 2007 of $27.6 includes $12.6 for severance and $15.0 for facility carrying costs and other.

The following is a rollforward of employee positions eliminated associated with restructuring activities through March 31, 2007:

Planned reductions as of December 31, 2006	270
Planned reductions from 2007 actions	41
Actual reductions, January 1 — March 31, 2007	(265)

Planned reductions as of March 31, 2007	46

As of March 31, 2007, all announced planned facility closures have been completed.

11) Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant.

Changes in the carrying amount of goodwill for the quarter ended March 31, 2007, by business segment, are as follows:

		Defense	Motion
	Fluid	Electronics &	& Flow	Corporate
	Technology	Services	Control	and Other	Total

Balance as of December 31, 2006	$1,123.9	$962.3	$245.6	$5.0	$2,336.8
Goodwill acquired during the period	4.0	—	—	—	4.0
Other-net, including foreign currency translation	(2.7)	—	0.3	—	(2.4)

Balance as of March 31, 2007	$1,125.2	$962.3	$245.9	$5.0	$2,338.4

Goodwill of $21.8 and $21.7 is excluded from the table above as of March 31, 2007 and December 31, 2006, respectively, and is reflected in assets of discontinued businesses held for sale in the Consolidated Condensed Balance Sheets. These amounts related to the Switches businesses that were reported as discontinued operations beginning in the third quarter of 2006. See Note 13, “Discontinued Operations,” for additional details related to the Switches businesses.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

Information regarding the Company’s other intangible assets follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

2006
Finite-lived intangibles:
Customer relationships	$152.2	$(41.3)	$110.9
Proprietary technology	45.7	(6.9)	38.8
Trademarks	26.9	(1.4)	25.5
Patents and other	48.4	(18.6)	29.8
Indefinite-lived intangibles:
Brands and trademarks	8.2	—	8.2

Balance as of December 31, 2006	$281.4	$(68.2)	$213.2

2007
Finite-lived intangibles:
Customer relationships	$152.2	$(45.8)	$106.4
Proprietary technology	44.4	(8.3)	36.1
Trademarks	27.0	(1.9)	25.1
Patents and other	50.4	(20.0)	30.4
Indefinite-lived intangibles:
Brands and trademarks	8.2	—	8.2

Balance as of March 31, 2007	$282.2	$(76.0)	$206.2

Amortization expense related to intangible assets for the three month periods ending March 31, 2007 and 2006 were $7.6 and $6.1, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

2008	2009	2010	2011	2012

$23.2	$21.2	$19.7	$18.5	$17.2

12) Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2007	2006

Pension assets and prepaid benefit plan costs	$305.6	$243.2
Insurance receivable	174.3	164.3
Other long-term third party receivables, net	60.7	60.0
Capitalized software costs	14.3	15.3
Investments in unconsolidated companies	11.0	13.0
Environmental and employee benefit trusts	8.3	7.0
Other	59.5	60.4

	$633.7	$563.2

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

13) Discontinued Operations

Switches

The Company has been preparing the Switches businesses, formerly reported as part of the previous Electronic Components segment, for sale since early 2006. During the third quarter of 2006, the Company initiated the solicitation of bids from interested parties and is proceeding with an active program for the sale of these businesses. Accordingly, commencing with the third quarter of 2006, the Switches businesses were reported as discontinued operations. The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic to the Company. The Switches businesses produce pushbutton, toggle, slide, DIP, rotary, multi-functional navigation, snap and thumbwheel switches, as well as customized rubber and plastic keypads, customized dome arrays and customized interface control products such as multifunction joystick control panels. The Switches businesses sell their products to a wide range of customers in the transportation, consumer, telecommunications, medical, and instrumentation market segments.

Revenues and operating income for Switches reported in discontinued operations were as follows:

	Three Months
	Ended
	March 31,
	2007	2006

Revenues (third party)	$78.4	$95.2
Operating income	$7.3	$5.8

Assets and liabilities of the Switches businesses as a component of the Company’s discontinued businesses held for sale were as follows:

	March 31,	December 31,
	2007	2006

Receivables, net	$49.4	$50.9
Inventories, net	36.8	34.7
Property, plant and equipment	57.0	54.1
Goodwill	21.8	21.7
Deferred income taxes and accrued tax receivables	18.7	19.8
Other assets	1.2	2.0

Total assets	$184.9	$183.2

Accounts payable and accrued expenses	$64.3	$63.4
Accrued and deferred income taxes	19.1	18.0
Other liabilities	15.4	15.3

Total liabilities	$98.8	$96.7

As of March 31 2007, and December 31, 2006, the Company’s balance sheets, included $38.7 and $40.1, respectively, of cumulative translation loss adjustments related to the Switches businesses.

2006 Dispositions

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

Three Months
Ended
March 31,
2006

Revenues (third party)	$41.2
Operating income	$2.6

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

Revenues and operating income for Richter reported in discontinued operations were as follows:

Three Months
Ended
March 31,
2006

Revenues (third party)	$2.0
Operating income	$0.2

Automotive

At March 31, 2007, the Company had automotive discontinued operations accruals of $32.3 that are primarily related to product recalls of $7.8, environmental obligations of $12.7 and employee benefits of $11.8.

14) Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension cost consist of the following:

	Three Months
	Ended
	March 31,
	2007	2006

Components of net periodic pension cost:
Service cost	$25.0	$24.6
Interest cost	74.2	70.6
Expected return on plan assets	(99.3)	(93.3)
Amortization of prior service cost	0.7	0.7
Amortization of actuarial loss	16.3	21.2

Net periodic pension cost	$16.9	$23.8

Net periodic pension cost decreased in the first quarter of 2007 as a result of the higher discount rate adopted at year end 2006 leading to a lower amortization of actuarial losses, and higher expected returns on plan assets due to increased asset levels, partially offset by higher average foreign exchange rates.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

The Company contributed approximately $66.9 to its various plans during the first quarter of 2007 including a $50.0 discretionary contribution to its U.S. Salaried Pension Plan. Additional contributions totaling between $5.0 and $10.0 are expected over the balance of 2007.

The components of net periodic postretirement cost consist of the following:

	Three Months
	Ended March 31,
	2007	2006

Components of net periodic postretirement cost:
Service cost	$2.0	$2.1
Interest cost	10.5	10.1
Expected return on plan assets	(6.3)	(5.6)
Amortization of prior service benefit	0.6	(0.3)
Amortization of actuarial loss	1.3	2.6

Net periodic postretirement cost	$8.1	$8.9

Net periodic postretirement cost decreased in the first quarter of 2007 as a result of the higher discount rate adopted at year end 2006 leading to a lower amortization of actuarial losses and higher expected returns on plan assets due to increased asset levels.

See Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2006 Annual Report on Form 10-K for additional details of pension and postretirement benefits.

15) Commitments and Contingencies

The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have a material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

Environmental:

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company’s environmental liability includes matters associated with properties containing disposed or recycled wastes generated by current or former properties of ITT, and nearby properties impacted by contamination caused at those properties. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In management’s opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) or its state equivalent. As of March 31, 2007, the Company is responsible, or is alleged to be responsible, for approximately 76 ongoing environmental investigation and remediation sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings the Company’s liability is considered de minimis. At March 31, 2007, the Company’s best estimate for environmental liabilities is $104.4, which approximates the accrual related to the investigation and remediation of ground water, soil, and soil vapor as well as related legal fees. The low range estimate for its environmental liabilities is $77.6 and the high range estimate for those liabilities is $183.8. On an annual basis the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment system. The operation of the water treatment system is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment system and the Company does not anticipate a default by any of the PRPs which would increase its allocated share of the liability. Additionally, modification to the allowable hexavalent chromium standard is anticipated, and this change in regulatory standard may result in additional costs for modifications to the water treatment plant. As of March 31, 2007, the Company’s accrual for operation of the water treatment plant through 2013 was $9.1 representing its best estimate; its low estimate for the liability is $5.7 and its high estimate is $14.6.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of on the 2006 Annual Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $3.6 and $17.4. The Company has accrued $6.2 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan, operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred as early as the 1930s. The Company’s current estimates for its exposure are between $7.1 and $15.0, and has an accrual for this matter of $10.8 which represents its best estimate. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

The Company operated a facility in Rochester, New York, called Rochester Form Machine from 1979 – 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with New York State Department of Environmental Conservation to investigate and remediate facility-related impacts to soil, soil vapor and ground water. As of March 31, 2007, the Company’s current estimates for this exposure are between $3.5 and $13.2 and has an accrual for this matter of $5.3 which represents its best estimate. The Company will pursue claims against certain other PRPs who may share responsibility for impacts.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the four listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. This case had been on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. However, in April 2007, the Superior Court vacated its earlier ruling dismissing the claims, and, as a result, the Court of Appeals dismissed the appeal as moot. Thus, the case is now back before Superior Court for another hearing applying the California Superior Court’s ruling Powerine II. In the event the Company is successful before the Superior Court, it will pursue the administrative claims against its excess insurers. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

In addition, Utica National (“Utica”) and Goulds have negotiated a coverage-in-place agreement to allocate the Goulds’ asbestos liabilities between insurance policies issued by Utica and those issued by others. The terms of

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

the settlement will provide the Company with substantial coverage from Utica for asbestos liabilities. The Company will continue to seek coverage from its other insurers for these liabilities.

The Company has been involved in a suit filed in El Paso, Texas, Irwin Bast et al. v. ITT Industries et al., Sup. Ct., El Paso, Texas, C.A. No. 2002-4730. This Complaint, filed by both U.S. and German citizens, alleges that ITT and four other major companies failed to warn the plaintiffs of the dangers associated with exposure to x-ray radiation from radar devices. The Complaint also seeks the certification of a class of similarly injured persons. In September 2006, the Court denied the plaintiffs’ motion for class certification and motion to amend the complaint. The Court also determined that the plaintiffs failed to identify any persons who had been injured by ITT products and dismissed ITT from the action. In September 2006, the same plaintiff attorneys who filed the El Paso action, filed a companion action in state court in California against the Company, alone, seeking certification of a class of persons who were exposed to ITT radar products but who have not, as yet, exhibited symptoms of injury. The parties have finalized a settlement within the Company’s expected range and, as a result, the matter is concluded.

The Company provides an indemnity to U.S. Silica Company for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer pay a share of the costs. On October 4, 2005, ITT filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted the Company’s motion for summary judgment on the carrier’s duty to defend the silica cases. The Company will seek its past and future defense costs for these cases from its carrier. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “Company History and Certain Relationships” within Part I, Item 1 of the 2006 Annual report on Form 10-K for a description of the Distribution Agreement. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On March 27, 2007, ITT Corporation reached a settlement relating to an investigation of its ITT Night Vision’s compliance with International Traffic in Arms Regulations (ITAR). As part of the settlement, ITT Corporation pleaded guilty in the United States District Court for the Western District of Virginia to one ITAR violation relating to the improper handling of sensitive documents and one ITAR violation involving making misleading statements. The Company will pay a total of $50.0 in fines, forfeitures and penalties, including a payment of $30.0 made in the first quarter of 2007. This liability was fully accrued at December 31, 2006. The Government has agreed to defer action regarding a third count of ITAR violations, pending the Company’s implementation of a remedial action plan. The Company has also agreed to invest $50.0 over the next five years in research and development and capital improvements for its Night Vision products. As a result of the guilty plea, ITT Corporation became subject to automatic statutory “debarment” from future export licenses. However, because the debarment will be applicable to only a portion of the Company’s Night Vision business, it is expected that the net effect of the debarment will restrict less than 5% of total Night Vision sales for a period of not less than one year. The Company can seek restatement of export privileges after one year. The Company anticipates negotiating administrative agreements with the Departments of State and Defense during the second quarter of 2007. Management believes that this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On April 17, 2007, the Company’s Board of Directors received a letter on behalf of a shareholder requesting that the Board take appropriate action against the employees responsible for the actions described in the Company’s agreements with the United States Attorney’s Office for the Western District of Virginia, which were disclosed on Form 8-K filed on March 30, 2007. The request is being evaluated.

On April 20, 2007, the Company received notice of a shareholder derivative action, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, Civil Action

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

No. 07-V-2878, alleging that the Company’s Board of Directors breached their fiduciary duties in connection with the Company’s compliance programs at its Night Vision business. The Complaint seeks compensatory and punitive damages for the Company from its Directors, the removal of the Directors, and the election of new directors. The Company intends to file a motion to dismiss the Complaint at the appropriate time. Management believes that the suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

16) Guarantees, Indemnities and Warranties

Guarantees & Indemnities

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

The Company provided a performance bond guarantee in the amount of $10.0 related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0. At March 31, 2007, the Company has an accrual related to this matter in the amount of $10.0.

In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At March 31, 2007, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

In connection with the coverage in place agreement between Goulds and Utica described in Note 15, “Commitments and Contingencies,” the Company has provided a short-term standby letter of credit in the amount of $10.0 to secure repayment by Goulds of sums previously advanced by Utica under that settlement.

Product Warranties:

The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At March 31, 2007 and 2006, respectively, the Company has product warranty accruals as follows:

	2007	2006

Beginning balance January 1,	$46.8	$39.3
Accruals for product warranties issued in the period	5.8	8.2
Changes in pre-existing warranties, including changes in estimates	(1.7)	0.7
Payments	(5.6)	(5.4)

Ending balance March 31,	$45.3	$42.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share, unless otherwise stated)

17) Acquisitions

2007 Acquisitions

There were no material acquisitions during the first quarter of 2007.

2006 Acquisitions

During the first quarter of 2006, the Company spent $23.7 for the acquisition of a company within the Defense Electronics & Services segment. As of March 31, 2007, the excess of the purchase price over the fair value of net assets acquired of $14.9 was recorded as goodwill. Intangible assets relating to the acquisition totaled $17.5 of proprietary technology at March 31, 2007.

18) Business Segment Information

Unaudited financial information of the Company’s business segments for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$786.0	$969.4	$318.2	$—	$(3.3)	$2,070.3
Operating income (expense)	$87.1	$110.4	$51.0	$(31.0)	$—	$217.5
Segment operating margin	11.1%	11.4%	16.0%	—	—	10.5%
Total assets at March 31, 2007	$2,915.3	$2,027.6	$880.1	$1,906.3	$—	$7,729.3

	Three Months Ended March 31, 2006
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$685.7	$831.1	$278.2	$—	$(3.5)	$1,791.5
Operating income (expense)	$63.3	$95.8	$37.6	$(27.5)	$—	$169.2
Segment operating margin	9.2%	11.5%	13.5%	—	—	9.4%
Total assets at March 31, 2006	$2,559.9	$2,003.8	$818.2	$1,844.2	$—	$7,226.1

19) Quarterly Financial Periods

The Company’s 2007 quarterly financial periods end on the last day of the quarter or on the Saturday before the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. The Company’s 2006 quarterly financial periods ended on the last day of the quarter or on the Saturday after the last day of the quarter, except for the last quarterly period of the fiscal year, which ended on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Business Overview

ITT Corporation is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. The Company’s three principal operating segments are Fluid Technology, Defense Electronics & Services, and Motion & Flow Control.

The Company looks to expand its key growth platforms through both organic and acquisition growth. These growth platforms include: Water and Wastewater Transport in the Fluid Technology segment; Defense Electronics, Advanced Engineering & Sciences, and Systems in the Defense Electronics & Services segment; and Friction Materials and Aerospace Controls in the Motion & Flow Control segment. In addition to its growth initiatives, the Company has a number of strategic initiatives within the framework of the ITT Management System aimed at enhancing its operational performance. These include global sourcing, facility rationalization, Six Sigma and lean fulfillment, and value-based and innovative product development.

The Company forecasts consolidated revenues for 2007 to be in the range of $8.45 billion to $8.55 billion, or 8% to 9% over the prior year.

Summarized below is information on each of our three business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges, areas of focus and selected financial data.

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions. Markets served and goods and services provided include: Wastewater (submersible pumps and mixers for sewage and wastewater treatment facilities), Residential & Commercial Water (pumps and accessories for residential, municipal and commercial applications), Industrial & BioPharm (pumps/valves for the industrial, mining, chemical, pulp and paper solutions for process modules, skid systems and stainless steel vessels) and Advanced Water Treatment (biological/ozone/UV treatment systems for municipal and industrial wastewater treatment).

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

Factors that could impact Fluid Technology’s financial results include: broad economic conditions in markets served, weather conditions, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include: new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases. The Company forecasts full year 2007 revenues for the Fluid Technology segment to be between $3.32 billion and $3.36 billion, an increase of 8% to 9% over 2006.

Defense Electronics & Services

Defense Electronics & Services develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems, engineering and applied research. Defense Electronics & Services consists of two major areas: Systems and Services (Systems, Advanced Engineering and Sciences businesses) and Defense Electronics (Aerospace and Communications, Space Systems, Night Vision and Electronic System businesses).

Management believes that the Defense segment is well positioned with products and services that support our customers’ needs. In addition, the Company expects new product development to continue to contribute to future growth.

Factors that could impact Defense Electronics & Services’ financial results include: the level of defense funding by domestic and foreign governments, the Company’s ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and the Company’s ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include: new or improved product offerings, new contract wins, and successful program execution. The Company forecasts full year 2007 revenues for the Defense Electronics & Services segment to be between $3.98 billion and $4.03 billion, an increase of 9% to 10% over 2006.

Motion & Flow Control

Motion & Flow Control is comprised of a group of businesses, including Connectors, Friction Materials, Marine & Leisure, KONI and Aerospace Controls. Connectors designs and manufactures rugged electronic connectors for communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses. Friction Materials designs and manufactures friction pads for braking applications. Marine & Leisure produces pumps and related products for the leisure marine market, pumps and components for beverage applications and designs and manufactures jets, pumps and other components for whirlpool baths and hot tub spas. KONI provides high-end dampeners for auto, truck, bus and rail markets. Aerospace Controls produces valves, actuators and switches for the commercial, military, regional, business and general aviation markets; switches and regulators for the oil and gas, power generation and chemical markets; and pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

The businesses of the Motion & Flow Control segment primarily serve the high end of their markets, with highly engineered products, high brand recognition, and a focus on new product development and operational excellence. Revenue opportunities are balanced between original equipment manufacturing (“OEM”) and aftermarket customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging areas such as Asia are increasing.

The Motion & Flow Control businesses’ financial results are driven by economic conditions in its major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, weather conditions, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include: expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment. The Company forecasts full year 2007 revenues for the Motion & Flow Control segment to be between $1.15 billion and $1.18 billion, an increase of 5% to 8% over 2006.

Consolidated Financial Results

Sales and Revenues	2007	2006	% Change

Three months ended March 31,	$2,070.3	$1,791.5	15.6%

Sales and revenues increased $278.8 or 15.6% for the first quarter of 2007 over the same prior year period. Excluding the impact of foreign currency translation (“constant currency basis”), sales and revenues for the first quarter of 2007 increased $239.7 or 13.4%. Higher volumes from existing businesses (“organic growth”) at each of the Company’s reportable segments contributed $224.5 or 12.5% to the overall revenue growth. In addition, the Company realized sales and revenues from acquired companies of $15.2 during the current period.

A discussion of sales and revenues by reportable segment is included in the Segment Review section of this MD&A.

Costs of Sales and Revenues	2007	2006	% Change

Three months ended March 31,	$1,486.1	$1,308.7	13.6%
Percentage of sales	71.8%	73.1%

The Company’s costs of sales and revenues (“CGS”) increased $177.4 or 13.6% in the first quarter of 2007 compared to the same prior year period. The increase was primarily attributable to the higher volume of sales and revenues. Gross margin was higher for the first quarter of 2007 at 28.2% compared to 26.9% for the first quarter of 2006, resulting from continued efforts to enhance supply chain productivity and control material costs.

Selling, General and Administrative Expenses	2007	2006	% Change

Three months ended March 31,	$320.0	$263.1	21.6%
Percentage of sales	15.5%	14.7%

Selling, general and administrative expenses (“SG&A”) increased $56.9 or 21.6% in 2007 compared to the first quarter of 2006. SG&A as a percentage of sales for the first quarter of 2007 was slightly higher than the same prior year period. The year-over-year increase was primarily attributable to increased marketing expense of $25.2 resulting from product campaigns and new sale proposals. Additionally, the increase in SG&A was also driven by higher sales commissions resulting from the increase in revenues during the quarter, and increased general and administrative costs in support of the Company’s overall growth strategy, including efforts to expand its businesses into emerging markets.

Research & Development Expenses	2007	2006	% Change

Internally funded	$40.3	$38.6	4.4%
Percentage of sales	1.9%	2.2%

Research and Development expenses (“R&D”) increased $1.7 or 4.4% during the first quarter of 2007 compared to the same 2006 period. R&D expense as a percentage of sales was relatively consistent with the prior year as the Company continued its efforts to support product development.

Restructuring and Asset Impairment Charges, Net	2007	2006	% Change

Three months ended March 31,	$6.4	$11.9	(46.2)%

During the first quarters of 2007 and 2006, the Company recorded $6.7 and $12.6 of restructuring charges, respectively, to streamline its operating structure. Additionally, during the first quarter of 2007 and 2006, $0.3 and $0.7 of restructuring accruals, respectively, were reversed into income as management deemed that certain cash expenditures would not be incurred. See the section entitled “Restructuring and Asset Impairment Charges” and Note 10, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating Income	2007	2006	% Change

Three months ended March 31,	$217.5	$169.2	28.5%
Percentage of sales	10.5%	9.4%

Operating income for the first quarter of 2007 increased $48.3 or 28.5% compared to the first quarter of 2006. Segment operating margin for the first quarter of 2006 was 12.0%, or 100 basis points, above the comparable prior year period. The increase was primarily due to higher volume and supply chain productivity enhancements, partially offset by increased SG&A expenses.

Three Months Ended March 31,	2007	2006	% Change

Interest expense	$23.8	$19.9	19.6%
Interest income	$8.2	$3.7	121.6%

Interest expense during the first quarter of 2007 increased $3.9 or 19.6% from the comparable prior year period. The increase was primarily attributable to higher debt levels during the first quarter of 2007 primarily reflecting the Company’s funding for common stock repurchases and pension plan contributions. During the first quarter of 2007, the Company recorded interest income of $8.2, an increase of $4.5 from the first quarter of 2006, resulting primarily from a higher balance of cash and cash equivalents over the comparable 2006 period.

During the first quarter of 2007, income tax expense was $61.2 compared to $44.9 for the comparable prior year period. The Company’s effective tax rate was 30.9% and 30.4% for the three months ended March 31, 2007 and 2006, respectively.

Income from continuing operations was $136.8 or $0.74 per diluted share for the first quarter of 2007, compared to $102.9 or $0.55 per diluted share for the comparable 2006 period. The increase reflects the results discussed above.

During the first quarter of 2007, the Company recognized $3.2 of income from discontinued operations compared to $53.0 in the comparable prior year period. The 2007 income is attributable to operating results associated with the Company’s Switches business. The 2006 income primarily includes a $46.5 gain on the sale of the Company’s automotive brake & fuel tubing and components business and the Company’s industrial non-metallic lined pumps and valves business.

Segment Review

			Operating		Operating
	Revenue		Income		Margin
Three Months Ended March 31,	2007	2006	2007	2006	2007	2006

Fluid Technology	$786.0	$685.7	$87.1	$63.3	11.1%	9.2%
Defense Electronics & Services	969.4	831.1	110.4	95.8	11.4%	11.5%
Motion & Flow Control	318.2	278.2	51.0	37.6	16.0%	13.5%
Corporate and Other/Eliminations	(3.3)	(3.5)	(31.0)	(27.5)	—	—

Total	$2,070.3	$1,791.5	$217.5	$169.2	10.5%	9.4%

Fluid Technology

For the three months ended March 31, 2007, the Fluid Technology segment had revenues of $786.0, an increase of $100.3 or 14.6% from the same prior year period. On a constant currency basis, first quarter 2007 revenues increased $75.9 or 11.1% over the first quarter of 2006, primarily attributable to organic growth of 9.1% over the same period. Market share gains, large pump sales and strength in the dewatering business drove organic growth of 18.1% in the Wastewater market, while strength in international markets helped drive organic growth of 9.7% in the Industrial & BioPharm market. Revenues from the Advanced Water Treatment business grew 17.0% over the prior year, including the addition of the F.B. Leopold business acquired during the second quarter of 2006. Organic revenue growth for the Advanced Water Treatment business decreased 13.4% over the first quarter of 2006. The Residential & Commercial Water business, with organic growth of 5.1% for the first quarter of 2007, also contributed to the segment’s overall performance, as strong sales to commercial applications more than offset softness in the residential market. Revenues from acquisitions accounted for $13.8 or 2.0% of revenues for the period.

Operating income increased $23.8 or 37.6% during the first quarter of 2007. On a constant currency basis, operating income increased $20.3 or 32.1%. Operating margin increased 1.9% to 11.1% over the prior year period as a result of volume increases and a continued focus on operational initiatives, including global sourcing.

Defense Electronics & Services

For the three months ended March 31, 2007, the Defense Electronics & Services business segment had revenues of $969.4, an increase of $138.3 or 16.6% over the same prior year period. The increase was driven by results from the Night Vision, Electronic Systems, Advanced Engineering & Services and Systems businesses which returned growth rates of approximately 57%, 33%, 33%, and 14% respectively. The increase attributable to the Night Vision business was due in part to the impact of delivery delays during the first quarter of 2006. Revenues for the first quarter of 2007 from the Aerospace/Communications business were relatively flat compared to 2006.

Operating income increased $14.6 or 15.2% from the first quarter of 2007. The year-over-year increase was primarily attributable to increased sales volume from the Night Vision and Electronic Systems businesses, and improvements in operating effectiveness at the Aerospace/Communications business. These benefits were partially offset by increased selling, general and administrative costs including increased marketing expense related to bids on both domestic and international fronts. As a result, operating margin of 11.4% was relatively flat compared to 11.5% during the first quarter of 2006.

Motion & Flow Control

For the three months ended March 31, 2007, the Motion & Flow Control business segment had revenues of $318.2, an increase of $40.0 or 14.4% from the comparable prior year period. On a constant currency basis, revenues from this segment grew $25.4 or 9.1% over the same periods. The year-over-year increase in revenues was attributable to all of the segment’s businesses, in particular due to the Connectors and Friction businesses, which posted organic growth rates of 12.6% and 9.7%, respectively.

Operating income increased $13.4 or 35.6% in 2007 compared to the first quarter of 2006. Operating margin for the three months ended March 31, 2007 was 16.0% or 2.5% higher than the same prior year period. The year-over-year increase was primarily attributable to volume growth, lower restructuring expense and ongoing productivity and efficiency efforts.

Corporate and Other

Corporate expenses of $31.0 increased $3.5 compared to the first quarter of 2006. The increase reflects increased compensation expense, principally stock-based compensation.

Restructuring and Asset Impairment Charges

2007 Restructuring Activities

During the first quarter of 2007, the Company recorded a net restructuring charge of $6.4 reflecting costs of $4.5 related to new actions and $2.2 related to prior year plans, as well as the reversal of $0.3 of restructuring accruals that management determined would not be required.

Components of First Quarter 2007 Charge

	2007 Actions
		Other	Lease			Planned	Prior Year
		Employee-	Cancellation &	Asset		Position	Plans	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Additional Costs	Accruals

Fluid Technology	$1.2	$0.1	$—	$0.5	$1.8	14	$1.7	$—
Defense Electronics & Services	0.8	—	1.3	—	2.1	14	—	—
Motion & Flow Control	0.6	—	—	—	0.6	13	0.5	(0.3)

	$2.6	$0.1	$1.3	$0.5	$4.5	41	$2.2	$(0.3)

The charges associated with actions announced during the first quarter of 2007, represent a reduction of structural costs in all segments and the closure of one facility in the Defense Electronics & Services segment. Planned position eliminations total 41, including 18 factory workers, 22 office workers and one management employee. The costs attributable to the first quarter of 2007 primarily reflect severance, lease cancellation and asset impairment costs. The costs associated with prior year plans primarily reflect an asset impairment cost for a closed facility as well as additional severance and other costs.

The projected future savings from restructuring actions announced during the first quarter of 2007 are approximately $2 during 2007 and $23 between 2008 and 2012. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses”.

Payments of $1.2 were made during the first quarter of 2007 related to actions announced during the quarter.

2006 Restructuring Activities

During the first quarter of 2006, the Company recorded a net restructuring charge of $11.9 reflecting costs of $10.8 related to new actions and costs of $1.8 related to prior year plans as well as the reversal of reversal of $0.7 restructuring accruals that management determined would not be required.

Components of First Quarter 2006 Charge

	2006 Actions
		Other			Planned
		Employee-	Asset		Position	Prior Year Plans	Reversal of
	Severance	Related Costs	Write-Offs	Total	Eliminations	Additional Costs	Accruals

Fluid Technology	$2.3	$1.6	$—	$3.9	122	$0.5	$(0.4)
Defense Electronics & Services	2.0	—	—	2.0	60	—	—
Motion & Flow Control	3.6	—	1.2	4.8	178	1.3	(0.3)
Corporate and Other	0.1	—	—	0.1	1	—	—

	$8.0	$1.6	$1.2	$10.8	361	$1.8	$(0.7)

These charges represent a reduction of structural costs in all segments, as well as the planned closure of two facilities in the Fluid Technology segment and one facility in the Motion & Flow Control segment. Planned position eliminations total 361, including 225 factory workers, 126 office workers, and 10 management employees. The costs attributable to the first quarter 2006 primarily reflect severance and other employee costs as well as asset impairment costs. The costs associated with prior year plans primarily reflect additional severance costs.

The projected future savings from restructuring actions announced during the first quarter of 2006 are approximately $19 during 2007 (of which $7 is incremental to savings realized in 2006) and $77 between 2008 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses”.

Payments of $6.6 were made during the first quarter of 2007 related to actions announced during 2006.

Liquidity and Capital Resources

Cash and cash equivalents increased $113.1 during the first quarter of 2007. The Company issued short-term debt of $305.6 primarily to fund share repurchases and capital expenditures, as the Company’s operating activities resulted in a small use of cash in the quarter. The Company expects that, on a full year basis, it will continue to generate enough cash from operations to fund capital expenditures, while at the same time returning value to shareholders through share repurchases and dividends. On October 27, 2006, the Company committed to a three year $1 billion share repurchase program. The dividend has been increased 27% for 2007.

Cash Flow Summary

	Three Months Ended March 31,
	2007	2006

Operating Activities	$(0.7)	$(51.0)
Investing Activities	(31.9)	171.5
Financing Activities	135.7	25.8
Discontinued Operations — Operating Activities	5.0	23.6

Operating Activities

Cash provided by operating activities in the first quarter of 2007 increased $50.3 from the prior year. The improvement is due to a $33.9 increase in income from continuing operations combined with a reduction in contributions to the U.S. Salaried Pension Plan from $100.0 in 2006 to $50.0 in 2007, reflected in the change in other current and non-current assets. These increases in cash were partially offset by a payment of $30.0 towards $50.0 in fines, forfeitures, and penalties the Company agreed to in conjunction with its settlement with the U.S. Government relating to ITT Night Vision’s compliance with International Traffic in Arms Regulations. See Note 15, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Condensed Financial Statements, for further discussion of the Night Vision matter. The payment was reflected in the change in accounts payable and accrued expenses.

Investing Activities

Additions to Plant, Property and Equipment:

Capital expenditures during the first quarter of 2007 were $28.1, down slightly as compared to the first quarter of 2006. The Defense Electronics & Services segment decreased its capital expenditures $6.0 due primarily to facility expansion investments in the first quarter of 2006, while our Fluid Technology segment increased its capital expenditures $5.6 largely from incremental investments in our facilities in Asia and Eastern Europe.

Acquisitions:

During the first quarter of 2006, the Company spent $23.7 for the acquisition of a company which is included in the Defense Electronics & Services segment.

Divestitures:

In the first quarter of 2006, the Company completed the sale of Fluid Handling Systems and Richter for net proceeds of $212.5.

Financing Activities

The Company’s funding needs are monitored and strategies are executed to manage overall cash requirements and debt ratios. The Company’s current debt ratios have positioned it to continue to grow the business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	March 31,	December 31,
	2007	2006

Cash & cash equivalents	$1,050.2	$937.1
Total debt	1,401.2	1,097.4
Net debt	351.0	160.3
Total shareholders’ equity	2,906.3	2,864.8
Total capitalization (debt plus equity)	4,307.5	3,962.2
Net capitalization (debt plus equity less cash and cash equivalents)	3,257.3	3,025.1
Debt to total capitalization	32.5%	27.7%
Net debt to net capitalization	10.8%	5.3%

Debt and Credit Facilities:

	March 31,	December 31,
	2007	2006

Commercial paper	$879.9	$553.3
Other debt	34.7	43.7

Notes payable and current maturities of long-term debt	914.6	597.0
Long-term debt	486.6	500.4

Total debt	$1,401.2	$1,097.4

Total debt at March 31, 2007 was $1.4 billion, compared to $1.1 billion at December 31, 2006. The increase primarily reflects the Company’s funding for common stock repurchases and capital expenditures.

The Company maintains a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion which, at the Company’s discretion, could be increased up to an additional $500.0, for a total facility of $1.75 billion. The provisions of this agreement require that the Company maintain an interest coverage ratio, as defined, of 3.5 times. At March 31, 2007, the Company’s coverage ratio was well in excess of the minimum requirements.

Share Repurchases

In the first quarter of 2007, the Company spent $186.5 on the repurchase of common stock. Of this amount, $48.6 relates to 852,447 shares which were acquired at the end of 2006 and settled in January 2007. The remaining $137.9 relates to 2,343,491 shares repurchased in January and February 2007. This activity was part of a $1 billion share repurchase program announced during the fourth quarter of 2006. In the first quarter of 2006, the Company spent $68.8 for the repurchase of 1,446,265 shares to offset stock option exercises and restricted stock issuances.

In 2007, the Company anticipates that the share repurchase program will effectively reduce outstanding shares by between 1% and 2% versus 2006.

Discontinued Operations — Operating Activities

During the first quarter 2007, cash generated from operating activities of discontinued operations declined $18.6 to $5.0 from the comparable prior year period. The primary driver of the decrease in cash flow was the absence of operating cash flows from Fluid Handling Systems and Richter as a result of their disposition in the first quarter of 2006.

Critical Accounting Policies

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies or estimates during the first three months of 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted the provisions set forth by FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $88.8. As a result of the implementation of FIN 48, the Company recognized an increase in liabilities of $26.1 for unrecognized tax benefits. See Note 6 “Income Taxes”, in the accompanying Notes to Consolidated Condensed Financial Statements, for further details related to the Company’s adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. This pronouncement did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement provides the Company the option to elect to carry certain financial assets and liabilities at fair value with change in fair value recorded in earnings. The Company is currently evaluating the potential impact of this statement.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the 2006 Annual Report on Form 10-K.

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

In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create reasonable estimates of liability with respect to environmental matters, the Company establishes accruals in accordance with accounting principles generally accepted within the United States. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company’s various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. For disclosure of the Company’s commitments and contingencies, see Note 15, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Condensed Financial Statements and Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of the 2006 Annual Report on Form 10-K.

Forward-Looking Statements

“Safe Harbor Statement” under the Private Securities Litigation Reform Act of 1995 (“the Act”):

Certain material presented herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Act. These forward-looking statements include statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated by the Company include general global economic conditions, decline in consumer spending, interest and foreign currency exchange rate fluctuations, availability of commodities, supplies and raw materials, competition, acquisitions or divestitures, changes in government defense budgets, employment and pension matters, contingencies related to actual or alleged environmental contamination, claims and concerns, intellectual property matters, personal injury claims, governmental investigations, tax obligations, and changes in generally accepted accounting principles. Other factors are more thoroughly set forth in Item 1. Business, Item 1 A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements in the ITT Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and other of its filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in the Company’s 2006 Annual Report on Form 10-K.

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

PART II.
OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

The following should be read in conjunction with Note 15 “Commitments and Contingencies” to the unaudited interim Consolidated Condensed Financial Statements in Part I of this report, as well as Part I, Item 3 of the Company’s 2006 Annual Report on Form 10-K.

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

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of	Average Price Paid
Period	Shares Purchased(1)	Per Share(2)

1/1/07 — 1/31/07	1,893,491	$58.47
2/1/07 — 2/28/07	450,000	$60.24
3/1/07 — 3/31/07	—	$—

(1)	All share repurchases were made in open-market transactions.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

The above activity was part of a $1 billion share repurchase program announced during the fourth quarter of 2006. This program replaces the Company’s previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with the Company’s capital allocation process which is centered on those investments necessary to grow its businesses organically and through acquisitions, while also providing cash returns to shareholders.

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
Janice M. Klettner
Chief Accounting Officer
(Principal accounting officer)

May 4, 2007

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of July 1, 2006	Incorporated by reference to Exhibit 3(a) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended July 11, 2006	Incorporated by reference to Exhibit 3(b) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
(4).		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.1)	*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams	Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of September 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) formerly known as ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.6)	*	ITT 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.8)		1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9)	*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11)	*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.16)	*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004).	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)		Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.23)		Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)		Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)		Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)		Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).
(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(11)		Statement re computation of per share earnings	Not required to be filed.
(12)		Statement re computation of ratios	Not required to be filed.
(18)		Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006. (CIK No. 216228, File No. 1-5672).
(21)		Subsidiaries of the Registrant	Not required to be filed.
(22)		Published report regarding matters submitted to vote of security holders	Not required to be filed.
(24)		Power of attorney	None
(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Location

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).

*	Management compensatory plan