Form 10-Q
period 2007-06-30
ITT CORP
filed 2007-07-30
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5672

ITT CORPORATION

State of Indiana (State or Other Jurisdiction of Incorporation or Organization)	13-5158950 (I.R.S. Employer Identification Number)

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

As of July 23, 2007, there were outstanding 181,093,727 shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales and revenues	$2,223.1	$1,964.0	$4,293.4	$3,755.5

Costs of sales and revenues	1,580.7	1,413.0	3,066.8	2,721.7
Selling, general, and administrative expenses	330.9	284.1	650.9	547.2
Research and development expenses	42.8	39.3	83.1	77.9
Restructuring and asset impairment charges, net	17.5	10.4	23.9	22.3

Total costs and expenses	1,971.9	1,746.8	3,824.7	3,369.1

Operating income	251.2	217.2	468.7	386.4
Interest expense	19.1	21.5	42.9	41.4
Interest income	10.2	4.8	18.4	8.5
Miscellaneous expense, net	2.1	4.3	6.0	9.5

Income from continuing operations before income tax expense	240.2	196.2	438.2	344.0
Income tax expense	41.0	61.7	102.2	106.6

Income from continuing operations	199.2	134.5	336.0	237.4
Discontinued operations:
Income from discontinued operations, including tax benefit of $(10.6), $(1.8), $(8.8) and $(4.2), respectively	14.5	6.4	17.7	59.4

Net income	$213.7	$140.9	$353.7	$296.8

Earnings Per Share:
Income from continuing operations:
Basic	$1.11	$0.73	$1.86	$1.29
Diluted	$1.08	$0.72	$1.82	$1.27
Discontinued operations:
Basic	$0.08	$0.03	$0.10	$0.32
Diluted	$0.08	$0.03	$0.10	$0.31
Net income:
Basic	$1.19	$0.76	$1.96	$1.61
Diluted	$1.16	$0.75	$1.92	$1.58
Cash dividends declared per common share	$0.14	$0.11	$0.28	$0.22
Average Common Shares — Basic	180.3	184.3	180.9	184.4
Average Common Shares — Diluted	183.7	187.2	184.2	187.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$1,113.3	$937.1
Receivables, net	1,429.2	1,288.9
Inventories, net	752.9	726.5
Assets of discontinued businesses held for sale	183.6	183.2
Deferred income taxes	83.9	79.8
Other current assets	116.0	102.8

Total current assets	3,678.9	3,318.3

Plant, property and equipment, net	826.1	833.0
Deferred income taxes	190.1	136.1
Goodwill	2,348.0	2,336.8
Other intangible assets, net	199.8	213.2
Other assets	664.0	563.2

Total non-current assets	4,228.0	4,082.3

Total assets	$7,906.9	$7,400.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$984.4	$929.4
Accrued expenses	772.6	839.4
Accrued taxes	99.4	105.6
Notes payable and current maturities of long-term debt	962.6	597.0
Pension and postretirement benefits	68.9	68.9
Liabilities of discontinued businesses held for sale	94.1	96.7
Deferred income taxes	0.8	0.2

Total current liabilities	2,982.8	2,637.2

Pension benefits	336.6	346.6
Postretirement benefits other than pensions	379.2	388.9
Long-term debt	486.0	500.4
Other liabilities	673.3	658.1

Total non-current liabilities	1,875.1	1,894.0

Total liabilities	4,857.9	4,531.2

Shareholders’ Equity:
Common Stock:
Authorized — 250,000,000 shares, $1 par value per share, outstanding — 181,082,303 shares and 183,016,367 shares, respectively(1)	180.3	182.6
Retained earnings	3,159.2	3,029.5
Accumulated other comprehensive (loss) income:
Unrealized loss on investment securities and cash flow hedges	(0.3)	(0.3)
Pension and postretirement benefits	(472.7)	(497.3)
Cumulative translation adjustments	182.5	154.9

Total accumulated other comprehensive loss	(290.5)	(342.7)

Total shareholders’ equity	3,049.0	2,869.4

Total liabilities and shareholders’ equity	$7,906.9	$7,400.6

(1)	Shares outstanding include unvested restricted common stock of 0.8 million and 0.4 million at June 30, 2007 and December 31, 2006, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30,
	2007	2006

Operating Activities
Net income	$353.7	$296.8
Less: Income from discontinued operations	(17.7)	(59.4)

Income from continuing operations	336.0	237.4
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	88.8	84.2
Stock-based compensation	18.7	10.8
Restructuring and asset impairment charges, net	23.9	22.3
Payments for restructuring	(25.6)	(25.5)
Change in receivables	(130.6)	(117.3)
Change in inventories	(29.4)	(50.1)
Change in accounts payable and accrued expenses	4.4	61.7
Change in accrued and deferred taxes	(58.5)	(35.2)
Change in other current and non-current assets	(82.0)	(95.5)
Change in non-current liabilities	(11.8)	0.6
Other, net	5.5	4.5

Net cash — operating activities	139.4	97.9

Investing Activities
Additions to plant, property, and equipment	(66.3)	(60.9)
Acquisitions, net of cash acquired	(4.4)	(74.0)
Proceeds from sale of assets and businesses	2.6	230.1
Other, net	0.2	(6.3)

Net cash — investing activities	(67.9)	88.9

Financing Activities
Short-term debt, net	353.1	147.3
Long-term debt repaid	(2.0)	(0.9)
Long-term debt issued	0.3	0.1
Repurchase of common stock	(287.6)	(130.2)
Proceeds from issuance of common stock	49.0	50.9
Dividends paid	(45.8)	(37.0)
Tax benefit from stock option exercises	11.0	12.7
Other, net	—	0.1

Net cash — financing activities	78.0	43.0

Exchange Rate Effects on Cash and Cash Equivalents	25.3	28.6
Net Cash — Discontinued Operations:
Operating Activities	4.4	51.3
Investing Activities	(2.3)	(5.5)
Financing Activities	(0.7)	(0.2)

Net change in cash and cash equivalents	176.2	304.0
Cash and cash equivalents — beginning of period	937.1	451.0

Cash and Cash Equivalents — End of Period	$1,113.3	$755.0

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$44.6	$36.9
Income taxes	$160.7	$141.9

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above cash flow statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In millions, except share and per share amounts, unless otherwise stated)

1)	Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. ITT Corporation (the “Company”) believes that the disclosures made are adequate to make the information presented not misleading. The Company consistently applied the accounting policies described in the Company’s 2006 Annual Report on Form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period presentation.

2)	Receivables, Net

Net receivables consist of the following:

	June 30,	December 31,
	2007	2006

Trade	$1,373.5	$1,225.7
Other	85.6	94.5
Less: allowance for doubtful accounts and cash discounts	(29.9)	(31.3)

	$1,429.2	$1,288.9

3)	Inventories, Net

Net inventories consist of the following:

	June 30,	December 31,
	2007	2006

Finished goods	$201.9	$202.9
Work in process	289.8	266.7
Raw materials	354.9	338.9
Less: progress payments	(93.7)	(82.0)

	$752.9	$726.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

4)	Plant, Property and Equipment, Net

Net plant, property and equipment consist of the following:

	June 30,	December 31,
	2007	2006

Land and improvements	$52.8	$51.3
Buildings and improvements	499.7	495.3
Machinery and equipment	1,467.9	1,429.0
Furniture, fixtures and office equipment	220.4	220.3
Construction work in progress	86.0	93.4
Other	71.4	62.7

	2,398.2	2,352.0
Less: accumulated depreciation and amortization	(1,572.1)	(1,519.0)

	$826.1	$833.0

5)	Sales and Revenues and Costs of Sales and Revenues

Sales and revenues and costs of sales and revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Product sales	$1,732.6	$1,547.3	$3,355.5	$2,959.0
Service revenues	490.5	416.7	937.9	796.5

Total sales and revenues	$2,223.1	$1,964.0	$4,293.4	$3,755.5

Costs of product sales	$1,157.9	$1,060.3	$2,243.9	$2,057.2
Costs of service revenues	422.8	352.7	822.9	664.5

Total costs of sales and revenues	$1,580.7	$1,413.0	$3,066.8	$2,721.7

The Defense Electronics & Services business segment comprises $453.2 and $869.4 of total service revenues for the three and six months ended June 30, 2007, respectively, and $398.9 and $775.3 of total costs of service revenues, respectively, during the same periods. The Fluid Technology business segment comprises the remaining balances of service revenues and costs of service revenues.

The Defense Electronics & Services business segment comprises $383.2 and $736.0 of total service revenues for the three and six months ended June 30, 2006, respectively, and $322.7 and $612.4 of total costs of service revenues, respectively, during the same periods. The Fluid Technology business segment comprises the remaining balances of service revenues and costs of service revenues.

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

Under FIN 48, the Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Prior to the adoption of FIN 48, the Company applied Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” in assessing uncertainty of income tax positions and the need for accruals to offset any exposure resulting from positions taken in its income tax returns. FIN 48 substantially changed the applicable accounting model and caused greater volatility in income statements as more items are recognized discretely within income tax expense.

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

Reduction in retained earnings(1)	$17.4
Increase in deferred tax assets	6.7
Increase in goodwill	2.0

Increase in liabilities for unrecognized tax benefits	$26.1

(1)	During the first quarter ended March 31, 2007, the Company recorded $11.3 as a cumulative effect adjustment to retained earnings. During the second quarter ended June 30, 2007, the Company recorded a charge for $6.1 to income tax expense.

During the quarter ended June 30, 2007, the Company reduced its liabilities for unrecognized tax benefits by $36.0, of which $24.3 decreased its tax provision. The primary cause of the decrease was the settlement of a tax examination. In connection with this settlement, the Company anticipates making a payment of approximately $10 during the third quarter of 2007.

As of June 30, 2007, the total amount of unrecognized tax benefits was $52.8. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $44.1.

The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

The Company classifies interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in its income statement. The total amount of accrued interest and penalties as of the date of adoption of FIN 48 was $34.9. During the quarter ended June 30, 2007, the Company recorded a decrease of $7.0 in the amount of accrued interest as a result of the settlement of a tax examination. As of June 30, 2007 the total amount of accrued interest and penalties was $31.3.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

In many cases uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year

Austria	2004
Canada	1999
Germany	1994
Italy	2002
Netherlands	1997
Sweden	2001
United Kingdom	2003
United States	2004

7)	Comprehensive Income

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Three Months Ended June 30, 2007
Net income			$213.7
Other comprehensive income:
Foreign currency translation adjustments	$12.0	$—	12.0
Unrealized gain on investment securities and cash flow hedges	0.3	(0.1)	0.2
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	17.6	(6.1)	11.5
Amortization of prior service cost	1.3	(0.5)	0.8

Other comprehensive income	$31.2	$(6.7)	24.5

Comprehensive income			$238.2

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended June 30, 2006
Net income			$140.9
Other comprehensive income (loss):
Foreign currency translation adjustments	$79.9	$—	79.9
Unrealized loss on investment securities and cash flow hedges	(0.2)	0.1	(0.1)

Other comprehensive income	$79.7	$0.1	79.8

Comprehensive income			$220.7

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Six Months Ended June 30, 2007
Net income			$353.7
Other comprehensive income:
Foreign currency translation adjustments	$27.6	$—	27.6
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	35.2	(12.2)	23.0
Amortization of prior service cost	2.5	(0.9)	1.6

Other comprehensive income	$65.3	$(13.1)	52.2

Comprehensive income			$405.9

	Pretax
	Income	Tax	Net-of-Tax
	(Expense)	Benefit	Amount

Six Months Ended June 30, 2006
Net income			$296.8
Other comprehensive income (loss):
Foreign currency translation adjustments (refer to table below)	$98.3	$—	98.3
Unrealized loss on investment securities and cash flow hedges	(0.2)	0.1	(0.1)

Other comprehensive income	$98.1	$0.1	98.2

Comprehensive income			$395.0

Disclosure of 2006 Foreign Currency Translation Reclassification:
Six Months Ended June 30, 2006
Foreign currency translation adjustments			$114.8
Less: reclassification adjustment for gains included in net income			(16.5)

Net foreign currency translation adjustments			$98.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

8)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Shares in millions)		(Shares in millions)

Basic earnings per share:
Income from continuing operations available to common shareholders	$199.2	$134.5	$336.0	$237.4
Average common shares outstanding	180.3	184.3	180.9	184.4
Basic earnings per share	$1.11	$0.73	$1.86	$1.29
Diluted earnings per share:
Income from continuing operations available to common shareholders	$199.2	$134.5	$336.0	$237.4
Average common shares outstanding	180.3	184.3	180.9	184.4
Add: Impact of stock options and restricted stock	3.4	2.9	3.3	3.1

Average common shares outstanding on a diluted basis	183.7	187.2	184.2	187.5

Diluted earnings per share	$1.08	$0.72	$1.82	$1.27

Shares underlying stock options excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Shares in millions)		(Shares in millions)

Stock options excluded from diluted earnings per share	0.5	0.8	0.5	1.2
Average exercise price	$58.15	$52.67	$58.13	$50.18
Year of expiration	2014	2012-2013	2013-2014	2012-2013

The amount of antidilutive restricted common stock excluded from the computation of diluted EPS for the three and six months ended June 30, 2007 and 2006 was insignificant.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Impact on income before income taxes	$(23.9)	$(5.4)	$(34.9)	$(17.6)
Impact on net income available to shareholders	$(15.5)	$(3.5)	$(22.7)	$(11.4)
Impact on net income per common share
Basic	$(0.09)	$(0.02)	$(0.13)	$(0.06)
Diluted	$(0.08)	$(0.02)	$(0.12)	$(0.06)

Total compensation costs capitalized were immaterial for the periods presented.

Stock Option and Restricted Stock Compensation Plans

The ITT 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12,200,000. As of June 30, 2007, 2,803,647 shares were available for future grants. The Company awarded 356,585 and 410,751 of restricted shares and restricted share units during the six months ended June 30, 2007 and 2006, respectively, to employees, with restriction periods of three years. The fair market value of these awards was based on the Company’s stock price on the date of grant.

A summary of the status of the Company’s stock option and restricted stock awards as of June 30, 2007 and changes during the six months then ended is presented below (shares in thousands):

	Six Months
	Ended June 30, 2007
		Weighted-
		Average
Stock Options	Shares	Exercise Price

Outstanding at December 31, 2006	10,597	$35.50
Granted	523	$58.15
Exercised	(1,619)	$29.67
Canceled or expired	(30)	$45.47

Outstanding at June 30, 2007	9,471	$37.70

Options exercisable at June 30, 2007	6,923	$33.36

	Six Months Ended June 30, 2007
	Unvested		Outstanding
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Restricted Shares	Shares	FairValue	Shares	Fair Value

Unvested/outstanding at December 31, 2006	859	$48.45	911	$46.87
Granted	357	$58.42	357	$58.42
Vested/lapsed	(87)	$41.96	(44)	$42.14
Canceled or expired	(9)	$53.56	(9)	$53.56

Unvested/outstanding at June 30, 2007	1,120	$52.09	1,215	$50.38

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $50.8 and $84.9, respectively. For the six months ended June 30, 2007, the amount of cash received from the exercise of stock options was $49.0 with an associated tax benefit realized of $4.8. SFAS 123R requires that the Company classify as a financing activity the cash flows attributable to excess tax benefits from stock option exercises. For the six months ended June 30, 2007 and 2006, $11.0 and $12.7, respectively, was classified as cash flows from financing activities in the Company’s Consolidated Condensed Statements of Cash Flows as a result of stock option exercises.

Based on the Company’s closing stock price of $68.28 on the last trading day of the quarter, the aggregate intrinsic value of the stock options outstanding and stock options exercisable as of June 30, 2007 was $289.6 and $241.7, respectively. As of June 30, 2007, all of the aforementioned exercisable options were in the money.

As of June 30, 2007, the total number of outstanding stock options expected to vest (including those that have already vested) was 9,383,362. These stock options have a weighted-average exercise price of $37.60, an aggregate intrinsic value of $287.9, and a weighted-average remaining contractual life of 5.3 years.

At June 30, 2007, there was $58.8 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 1.7 years.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model. The following weighted-average assumptions were used for grants during the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Dividend yield	0.85%	0.88%	0.97%	0.84%
Expected volatility	24.00%	25.00%	23.02%	24.04%
Expected life	4.3 years	4.5 years	4.8 years	4.8 years
Risk-free rates	4.47%	5.00%	4.38%	4.73%
Weighted average grant date fair value	$16.27	$14.12	$14.46	$14.13

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

The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of June 30, 2007 was approximately 15%. The number of companies included in the applicable benchmark group range from 322 to 357 for the awards outstanding as of June 30, 2007.

At June 30, 2007, there was $28.8 of total unrecognized compensation cost related to non-vested awards granted under the LTIP. This cost is expected to be recognized ratably over a weighted-average period of 1.4 years. The total cash paid to settle the LTIP liability for the annual 2004 and the annual 2003 grants during the first six months of 2007 and 2006 was $17.6 and $17.2, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

10)	Restructuring and Asset Impairment Charges

2007 Restructuring Activities

Three Months Ended June 30

During the second quarter of 2007, the Company recorded a net restructuring charge of $17.5 reflecting costs of $14.4 related to actions during the quarter and $4.0 related to prior actions, as well as the reversal of $0.9 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Three Months Ended June 30
		Other					Prior
		Employee-	Lease			Planned	Actions
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$9.3	$—	$0.7	$0.1	$10.1	193	$0.9	$(0.9)
Defense Electronics & Services	1.4	—	—	—	1.4	25	2.9	—
Motion & Flow Control	1.1	—	—	—	1.1	8	0.2	—
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$13.6	$0.0	$0.7	$0.1	$14.4	228	$4.0	$(0.9)

The charges associated with actions announced during the second quarter of 2007 represent a reduction of structural costs in all business segments and the closure of three facilities in the Fluid Technology business segment. Planned position eliminations total 228, including 132 factory workers, 89 office workers and seven management employees. The costs attributable to the second quarter of 2007 primarily reflect severance and lease cancellation and other costs. The costs associated with prior actions are largely due to additional costs related to an adjustment to the write-off of leased space as well as additional severance costs.

Six Months Ended June 30

During six months ended June 30, 2007, the Company recorded a net restructuring charge of $23.9 reflecting costs of $18.9 related to actions during the six months and $6.2 related to prior actions, as well as the reversal of $1.2 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Six Months Ended June 30
		Other					Prior
		Employee-	Lease			Planned	Actions
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$10.5	$0.1	$0.7	$0.6	$11.9	207	$2.6	$(0.9)
Defense Electronics & Services	2.2	—	1.3	—	3.5	39	2.9	—
Motion & Flow Control	1.7	—	—	—	1.7	21	0.7	(0.3)
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$16.2	$0.1	$2.0	$0.6	$18.9	269	$6.2	$(1.2)

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The charges associated with actions announced during the first six months of 2007 represent a reduction of structural costs in all business segments and the closure of three facilities in the Fluid Technology business segment and one facility in the Defense Electronics & Services business segment. Planned position eliminations total 269, including 150 factory workers, 111 office workers and eight management employees. The costs attributable to the first six months of 2007 primarily reflect severance as well as lease cancellation and other costs. The costs associated with prior year plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset write-offs and severance costs.

2006 Restructuring Activities

Three Months Ended June 30

During the second quarter of 2006, the Company recorded a net restructuring charge of $10.4 reflecting costs of $5.4 related to actions during the quarter and costs of $6.8 related to prior actions as well as the reversal of $1.8 restructuring accruals that management determined would not be required.

Components of Charges

	2006 Actions — Three Months Ended June 30
		Other		Planned	Prior Actions
		Employee-		Position	Additional	Reversal of
	Severance	Related Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$1.3	$0.1	$1.4	16	$0.7	$(0.1)
Defense Electronics & Services	0.8	0.1	0.9	32	—	(0.1)
Motion & Flow Control	2.7	0.1	2.8	37	6.1	(1.6)
Corporate and Other	0.3	—	0.3	2	—	—

	$5.1	$0.3	$5.4	87	$6.8	$(1.8)

The charges associated with actions announced during the second quarter of 2006 represent a reduction of structural costs in all business segments. Planned position eliminations total 87, including 14 factory workers, 66 office workers, and seven management employees. The costs attributable to the second quarter of 2006 primarily reflect severance costs. The costs associated with prior actions primarily reflect additional severance costs.

Six Months Ended June 30

During six months ended June 30, 2006, the Company recorded a net restructuring charge of $22.3 reflecting costs of $21.9 related to actions during the six months and $2.9 related to prior actions, as well as the reversal of $2.5 of restructuring accruals that management determined would not be required.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Components of Charges

	2006 Actions — Six Months Ended June 30
		Other					Prior
		Employee-	Lease			Planned	Actions
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$4.1	$1.9	$—	$—	$6.0	138	$0.5	$(0.5)
Defense Electronics & Services	2.8	0.1	—	—	2.9	92	—	(0.1)
Motion & Flow Control	6.3	0.1	5.0	1.2	12.6	215	2.4	(1.9)
Corporate and Other	0.4	—	—	—	0.4	3	—	—

	$13.6	$2.1	$5.0	$1.2	$21.9	448	$2.9	$(2.5)

The charges associated with actions announced during the first six months of 2006 represent a reduction of structural costs in all business segments and the closure of two facilities in the Fluid Technology business segment and one facility in the Motion & Flow Control business segment. Planned position eliminations total 448, including 239 factory workers, 192 office workers, and 17 management employees. The costs attributable to the first six months of 2006 primarily reflect severance and lease cancellation costs. The costs associated with prior actions primarily reflect additional severance costs.

The following table displays a rollforward of the restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2006	$22.4	$3.3	$7.3	$1.6	$34.6
Additional charges for prior year plans	2.6	2.9	0.7	—	6.2
Cash payments and other related to prior charges	(12.8)	(0.9)	(4.5)	(0.6)	(18.8)
Asset write-offs related to prior year plans	(1.5)	—	—	—	(1.5)
Reversals of prior charges	(0.9)	—	(0.3)	—	(1.2)
Charges for 2007 actions	11.9	3.5	1.7	1.8	18.9
Cash payments and other related to 2007 charges	(4.8)	(1.2)	(0.9)	—	(6.9)
Asset write-offs related to 2007 charges	(0.6)	—	—	—	(0.6)

Balance June 30, 2007	$16.3	$7.6	$4.0	$2.8	$30.7

The accrual balance at June 30, 2007 of $30.7 includes $20.0 for severance and $10.7 for facility carrying costs and other.

The following is a rollforward of employee positions eliminated associated with restructuring activities through June 30, 2007:

Planned reductions as of December 31, 2006	270
Planned reductions from 2007 actions	269
Actual reductions, January 1 — June 30, 2007	(414)

Planned reductions as of June 30, 2007	125

As of June 30, 2007, of the announced planned facility closures, three facilities in the Fluid Technology segment remain to be closed. These closures are expected within the next 12 months.

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

Changes in the carrying amount of goodwill for the six months ended June 30, 2007, by business segment, are as follows:

		Defense	Motion
	Fluid	Electronics &	& Flow	Corporate
	Technology	Services	Control	and Other	Total

Balance as of December 31, 2006	$1,123.9	$962.3	$245.6	$5.0	$2,336.8
Goodwill acquired during the period	3.7	—	—	—	3.7
Other-net, including foreign currency translation	6.6	—	0.9	—	7.5

Balance as of June 30, 2007	$1,134.2	$962.3	$246.5	$5.0	$2,348.0

Goodwill of $21.8 and $21.7 is excluded from the table above as of June 30, 2007 and December 31, 2006, respectively, and is reflected in assets of discontinued businesses held for sale in the Consolidated Condensed Balance Sheets. These amounts related to the Switches businesses that were reported as discontinued operations beginning in the third quarter of 2006. See Note 13, “Discontinued Operations,” for additional details related to the Switches businesses.

Information regarding the Company’s other intangible assets follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

2007
Finite-lived intangibles:
Customer relationships	$152.9	$(50.2)	$102.7
Proprietary technology	47.0	(12.0)	35.0
Trademarks	27.2	(2.2)	25.0
Patents and other	48.7	(19.8)	28.9
Indefinite-lived intangibles:
Brands and trademarks	8.2	—	8.2

Balance as of June 30, 2007	$284.0	$(84.2)	$199.8

2006
Finite-lived intangibles:
Customer relationships	$152.2	$(41.3)	$110.9
Proprietary technology	45.7	(6.9)	38.8
Trademarks	26.9	(1.4)	25.5
Patents and other	48.4	(18.6)	29.8
Indefinite-lived intangibles:
Brands and trademarks	8.2	—	8.2

Balance as of December 31, 2006	$281.4	$(68.2)	$213.2

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Amortization expense related to intangible assets for the six month periods ending June 30, 2007 and 2006 was $15.0 and $12.6, respectively.

Estimated annual amortization expense for each of the five succeeding years is as follows:

2008	2009	2010	2011	2012

$23.2	$21.3	$19.7	$18.5	$17.1

12)	Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2007	2006

Pension assets and prepaid benefit plan costs	$316.5	$243.2
Insurance receivable	174.3	164.3
Other long-term third party receivables, net	61.3	60.0
Other employee benefit related assets	45.1	33.0
Capitalized software costs	19.2	15.3
Investments in unconsolidated companies	10.7	13.0
Environmental and employee benefit trusts	7.6	7.0
Other	29.3	27.4

	$664.0	$563.2

13)	Discontinued Operations

2007 Dispositions

Switches

On May 9, 2007 the Company announced that it had signed a definitive agreement with Littlejohn & Co. LLC, a private equity firm based in Greenwich, Connecticut, for the sale of the Switches businesses, formerly reported as part of the previous Electronic Components business segment. The transaction was completed on July 26, 2007. As a result, the Company expects to record a gain on the sale of the businesses in the third quarter of 2007. The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products that are determined to be less strategic to the Company. The Switches businesses produce pushbutton, toggle, slide, DIP, rotary, multi-functional navigation, snap and thumbwheel switches, as well as customized rubber and plastic keypads, customized dome arrays and customized interface control products such as multifunction joystick control panels. The Switches businesses sell their products to a wide range of customers in the transportation, consumer, telecommunications, medical, and instrumentation market segments.

The Switches businesses have been reported as discontinued operations since the third quarter of 2006.

Revenues and operating income for Switches reported in discontinued operations were as follows:

	Six Months
	Ended
	June 30,
	2007	2006

Revenues (third party)	$151.0	$199.1
Operating income	$10.5	$15.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Assets and liabilities of the Switches businesses representing the Company’s discontinued businesses held for sale were as follows:

	June 30,	December 31,
	2007	2006

Receivables, net	$45.9	$50.9
Inventories, net	35.6	34.7
Plant, property and equipment, net	57.0	54.1
Goodwill	21.8	21.7
Deferred income taxes and accrued tax receivables	21.3	19.8
Other assets	2.0	2.0

Total assets	$183.6	$183.2

Accounts payable and accrued expenses	$62.2	$63.4
Accrued and deferred income taxes	17.1	18.0
Other liabilities	14.8	15.3

Total liabilities	$94.1	$96.7

As of June 30, 2007, and December 31, 2006, the Company’s balance sheet included $36.8 and $40.1, respectively, of cumulative translation loss adjustments related to the Switches businesses.

2006 Dispositions

Fluid Handling Systems

In the first quarter of 2006, the Company completed the sale of its automotive brake and fueling tubing and components business (“FHS”) to a privately held company for net proceeds of $187.7 and a gain of $19.0. The business, which was a component of the Company’s Motion & Flow Control business segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry.

Revenues and operating income for FHS reported in discontinued operations were as follows:

Six Months
Ended
June 30,
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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Revenues and operating income for Richter reported in discontinued operations were as follows:

Six Months
Ended
June 30,
2006

Revenues (third party)	$2.0
Operating income	$0.2

Other Dispositions

At June 30, 2007, the Company had automotive discontinued operations accruals of $32.4 that are primarily related to product recalls of $7.8, environmental obligations of $12.8 and employee benefits of $11.8.

14)	Pension and Postretirement Medical Benefit Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Components of net periodic pension cost:
Service cost	$25.0	$24.6	$50.0	$49.3
Interest cost	74.2	70.6	148.3	141.3
Expected return on plan assets	(99.3)	(93.3)	(198.7)	(186.6)
Amortization of prior service cost	0.7	0.7	1.3	1.3
Amortization of actuarial loss	16.3	21.2	32.7	42.4

Net periodic pension cost	$16.9	$23.8	$33.6	$47.7

Net periodic pension expense decreased in the first six months of 2007 as a result of the higher discount rate adopted at year end 2006 leading to a lower amortization of actuarial losses, and higher expected returns on plan assets due to increased asset levels, partially offset by higher average foreign exchange rates.

The Company contributed approximately $71.8 to its various plans during the first six months of 2007 including a $50.0 discretionary contribution to its U.S. Salaried Plan. Additional contributions totaling between $3.0 and $8.0 are expected over the balance of 2007.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Components of net periodic postretirement cost:
Service cost	$2.0	$2.1	$4.0	$4.2
Interest cost	10.5	10.1	20.9	20.2
Expected return on plan assets	(6.3)	(5.6)	(12.6)	(11.2)
Amortization of prior service benefit	0.6	(0.3)	1.2	(0.6)
Amortization of actuarial loss	1.3	2.6	2.5	5.2

Net periodic postretirement cost	$8.1	$8.9	$16.0	$17.8

Net periodic expense decreased in the first six months of 2007 as a result of the higher discount rate adopted at year end 2006 leading to a lower amortization of actuarial losses, and higher expected returns on plan assets due to increased asset levels.

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

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) or its state equivalent. As of June 30, 2007, the Company is responsible, or is alleged to be responsible, for approximately 79 ongoing environmental investigation and remediation sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings the Company’s liability is considered de minimis. At June 30, 2007, the Company’s best estimate for environmental liabilities is $103.9, which approximates the accrual related to the investigation and remediation of ground water, soil, and soil vapor as well as related legal fees. The low range estimate for its environmental liabilities is $75.7 and the high range estimate for those liabilities is $183.8. On an annual basis the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment plant. The operation of the water treatment plant is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment plant and the Company. In 2007 one PRP defaulted on their percentage share of costs, and the PRP Group is pursuing a remedy of the default, however, this default may increase ITT’s allocated share of the liability. Additionally, modification to the allowable hexavalent chromium standard is anticipated, and this change in regulatory standard may result in additional costs for modifications to the water treatment plant. As of June 30, 2007, the Company’s accrual for operation of the water treatment plant through 2013 was $8.5 representing its best estimate; its low estimate for the liability is $5.1 and its high estimate is $14.0.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of the 2006 Annual Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the former manufacturing site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $3.1 and $17.0. The Company has accrued $5.8 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan, operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred as early as the 1930s. The Company’s current estimates for its exposure are between $6.7 and $14.8, and it has an accrual for this matter of $10.5 which represents its best estimate. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs.

The Company operated a facility in Rochester, New York, called Rochester Form Machine from 1979 — 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with New York State Department of Environmental Conservation to investigate and remediate facility-related impacts to soil, soil vapor and ground water. As of June 30, 2007, the Company’s current estimates for this exposure are between $3.4 and $13.5 and has an accrual for this matter of $5.4 which represents its best estimate. The Company will pursue claims against certain other PRPs who may share responsibility for impacts.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the four listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. This case had been on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. However, in April 2007, the Superior Court vacated its earlier ruling dismissing the claims, and, as a result, the Court of Appeals dismissed the appeal as moot. Thus, the case is now back before Superior Court for another hearing applying the California Superior Court’s ruling in Powerine Oil Co. v. Superior Court. In the event the Company is successful before the Superior Court, it will pursue the administrative claims against its excess insurers. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company (“ACE”) et al. Superior Court, County of Los Angeles, CA, Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company’s historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company’s environmental insurance recovery litigation had been pending since 1991. The New York action has been stayed in favor of the California suit. ITT and ACE and Nationwide Indemnity have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers.

In addition, Utica National (“Utica”) and Goulds have negotiated a coverage-in-place agreement to allocate the Goulds’ asbestos liabilities between insurance policies issued by Utica and those issued by others. The terms of the settlement will provide the Company with substantial coverage from Utica for asbestos liabilities. The Company will continue to seek coverage from its other insurers for these liabilities.

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

The Company provides an indemnity to U.S. Silica Company for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer pay a share of the costs. On October 4, 2005, ITT filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted the Company’s motion for summary judgment on the carrier’s duty to defend the silica cases. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “Company History and Certain Relationships” within Part I, Item 1 of the 2006 Annual report on Form 10-K for a

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

description of the Distribution Agreement. The insurer has appealed the Court’s decision, and the matter was returned to the Superior Court in part for determination of several factual issues. The Company will continue to seek its past and future defense costs for these cases from this carrier. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On March 27, 2007, the Company reached a settlement relating to an investigation of its ITT Night Vision’s compliance with International Traffic in Arms Regulations (ITAR). As part of the settlement, the Company pleaded guilty in the United States District Court for the Western District of Virginia to one ITAR violation relating to the improper handling of sensitive documents and one ITAR violation involving making misleading statements. The Company will pay a total of $50.0 in fines, forfeitures and penalties, including a payment of $30.0 made in the first quarter of 2007. This liability was fully accrued at December 31, 2006. The Government has agreed to defer action regarding a third count of ITAR violations pending the Company’s implementation of a remedial action plan. The Company has also agreed to invest $50.0 over the next five years in research and development and capital improvements for its Night Vision products. As a result of the guilty plea, the Company became subject to automatic statutory “debarment” from future export licenses. However, because the debarment is applicable to only a portion of the Company’s Night Vision business, it is expected that the net effect of the debarment will restrict less than 5% of total Night Vision sales for a period of not less than one year. The Company can seek reinstatement of export privileges after one year. The Company is currently negotiating administrative agreements with the Departments of State and Defense. Management believes that this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On April 20, 2007, the Company received notice of a shareholder derivative action, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, Civil Action No. 07-CV-2878 (the “Piven” action), alleging that the Company’s Board of Directors breached their fiduciary duties in connection with the Company’s compliance programs at its Night Vision business. The Piven Complaint seeks compensatory and punitive damages for the Company from its Directors, the removal of the Directors, and the election of new directors. On July 12, 2007, the Company received notice of a second shareholder derivative action, Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., U.S. District Court for the Southern District of New York, Civil Action No. 07-CV-6339 (the “Levy” action). The Levy Complaint asserts similar claims as the Piven Complaint and seeks compensatory damages for the Company from its Directors. The Company is seeking consolidation of the two actions and will file a motion to dismiss the Complaints at the appropriate time. Management believes that these suits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company provided a performance bond guarantee in the amount of $10.0 related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0. At June 30, 2007, the Company has an accrual related to this matter in the amount of $10.0.

In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At June 30, 2007, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

In connection with the coverage in place agreement between Goulds and Utica described in Note 15, “Commitments and Contingencies,” the Company has provided a short-term standby letter of credit in the amount of $10.0 to secure repayment by Goulds of sums previously advanced by Utica under that settlement.

Product Warranties:

The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. At June 30, 2007 and 2006, respectively, the Company has product warranty accruals as follows:

	2007	2006

Beginning balance January 1,	$46.8	$39.3
Accruals for product warranties issued in the period	10.2	15.2
Changes in pre-existing warranties, including changes in estimates	(3.0)	0.6
Payments	(10.6)	(11.0)

Ending balance June 30,	$43.4	$44.1

17)	Acquisitions

2007 Acquisitions

On June 26, 2007, the Company announced that it had executed an agreement to acquire privately held International Motion Control (“IMC”) for $395.0. IMC is a global developer of motion control products, and is a market leader in the manufacture of specialty energy absorption, industrial and aviation control and automation technology. Management believes that IMC, which had 2006 revenues of approximately $200.0, will add a complementary mix of highly engineered, mission-critical products to the Company’s Motion & Flow Control business segment. The transaction, which is subject to normal closing conditions, is expected to be completed in the third quarter of 2007.

There were no material acquisitions completed during the first six months of 2007.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

2006 Acquisitions

During the first six months of 2006, the Company spent $74.0 on acquisitions that it does not believe are material individually or in the aggregate to its results of operations or financial condition. These acquisitions included:

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

As of June 30, 2007 and December 31, 2006, the excess of the purchase price over the fair value of net assets acquired in these transactions of $43.9 was recorded as goodwill, of which $14.9 and $29.0 are reflected in the Defense Electronics & Services and Fluid Technology business segments, respectively.

Intangible assets relating to the acquisitions described above totaled $35.1 This amount includes $19.2 for proprietary technology, $7.9 associated for customer relationships, $5.1 of trademarks, and $2.9 of other identifiable intangible assets. These intangible assets are amortized over weighted average lives of 8 years, 10 years, 8 years and 10 years, respectively.

18)	Business Segment Information

Unaudited financial information of the Company’s business segments for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$879.5	$1,017.4	$329.5	$—	$(3.3)	$2,223.1
Operating income (expense)	$109.5	$129.8	$54.0	$(42.1)	$—	$251.2
Operating margin	12.5%	12.8%	16.4%	—	—	11.3%
Total assets	$2,971.7	$2,036.6	$904.6	$1,994.0	$—	$7,906.9

	Three Months Ended June 30, 2006
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$765.3	$918.5	$284.6	$—	$(4.4)	$1,964.0
Operating income (expense)	$101.3	$100.6	$42.5	$(27.2)	$—	$217.2
Operating margin	13.2%	11.0%	14.9%	—	—	11.1%
Total assets(1)	$2,846.9	$2,052.3	$860.3	$1,641.1	$—	$7,400.6

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

	Six Months Ended June 30, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$1,665.5	$1,986.8	$647.7	$—	$(6.6)	$4,293.4
Operating income (expense)	$196.6	$240.2	$105.0	$(73.1)	$—	$468.7
Operating margin	11.8%	12.1%	16.2%	—	—	10.9%
Total assets	$2,971.7	$2,036.6	$904.6	$1,994.0	$—	$7,906.9

	Six Months Ended June 30, 2006
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$1,451.0	$1,749.6	$562.8	$—	$(7.9)	$3,755.5
Operating income (expense)	$164.6	$196.4	$80.1	$(54.7)	$—	$386.4
Operating margin	11.3%	11.2%	14.2%	—	—	10.3%
Total assets(1)	$2,846.9	$2,052.3	$860.3	$1,641.1	$—	$7,400.6

(1)	As of December 31, 2006.

19)	Quarterly Financial Periods

The Company’s 2007 and 2006 quarterly financial periods end on the last Saturday closest to the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

20)	Subsequent Event

On July 26, 2007, the Company completed the sale of its Switches businesses to Littlejohn & Co. LLC, a private equity firm based in Greenwich, Connecticut. The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic to the Company. The Company expects to record a gain on the sale of the businesses in the third quarter of 2007. See Footnote 13 “Discontinued Operations” for further details related to the Switches businesses.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In millions, except share and per share amounts, unless otherwise stated)

Business Overview

ITT Corporation is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. The Company’s three principal operating segments are Fluid Technology, Defense Electronics & Services, and Motion & Flow Control.

The Company looks to expand its key growth platforms through both organic and acquisition growth. These growth platforms include: Water & Wastewater in the Fluid Technology business segment; Defense Electronics, Advanced Engineering & Sciences, and Systems in the Defense Electronics & Services business segment; and the Motion & Flow Control business segment, which includes key technologies, such as energy absorption, flow control and motion control. In addition to its growth initiatives, the Company has a number of strategic initiatives within the framework of the ITT Management System aimed at enhancing its operational performance. These include global sourcing, facility rationalization, Six Sigma and lean fulfillment, and value-based and innovative product development.

The Company forecasts consolidated revenues for 2007 to be in the range of $8.550 billion to $8.655 billion, or 9.5% to 10.8% over the prior year.

Summarized below is information on each of the three business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges, areas of focus and selected financial data.

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions. During the second quarter of 2007, the Company realigned its Fluid Technology organization, by combining its businesses within the Advanced Water Treatment market primarily with Flygt, the Company’s principal business serving the Wastewater market. The integration is designed to leverage existing sales and distribution networks and to combine market-facing businesses to take advantage of scale, process and market leadership. Within the realigned structure, the Fluid Technology business segment provides goods and services to the following markets: Water & Wastewater (biological/ozone/UV treatment systems for municipal and industrial wastewater treatment and submersible pumps and mixers for sewage and wastewater treatment facilities), Residential & Commercial Water (pumps and accessories for residential, municipal and commercial applications), and Industrial Process (pumps/valves for the industrial, mining, chemical, pulp and paper solutions for process modules, skid systems and stainless steel vessels).

Competitive advantages of the Fluid Technology business segment include selling premier brands, enjoying strong distribution capabilities, and benefiting from an installed base of over 13 million pumps worldwide, which provides a strong foundation for repair, replacement and retrofit aftermarket sales. The demand drivers of the business include population growth, urbanization, migration to coastal areas, social awareness, increased regulation, aging infrastructure, and demand from developing markets.

Factors that could impact Fluid Technology’s financial results include: broad economic conditions in markets served, weather conditions, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include: new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases. The Company forecasts full year 2007 revenues for the Fluid Technology business segment to be between $3.380 billion and $3.420 billion, an increase of 10.1% to 11.4% over 2006.

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

Management believes that the Defense business segment is well positioned with products and services that support our customers’ needs. In addition, the Company expects new product development to continue to contribute to future growth.

Factors that could impact Defense Electronics & Services’ financial results include: the level of defense funding by domestic and foreign governments, the Company’s ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and the Company’s ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include: new or improved product offerings, new contract wins, and successful program execution. The Company forecasts full year 2007 revenues for the Defense Electronics & Services business segment to be between $3.975 billion and $4.025 billion, an increase of 8.6% to 10% over 2006.

Motion & Flow Control

Motion & Flow Control comprises of a group of businesses including Connectors, Friction Materials, Marine & Leisure, KONI and Aerospace Controls. Connectors designs and manufactures rugged electronic connectors for communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses. Friction Materials designs and manufactures friction pads for braking applications. Marine & Leisure produces pumps and related products for the leisure marine market, pumps and components for beverage applications and designs and manufactures jets, pumps and other components for whirlpool baths and hot tub spas. KONI provides high-end dampeners for auto, truck, bus and rail markets. Aerospace Controls produces valves, actuators and switches for the commercial, military, regional, business and general aviation markets; switches and regulators for the oil and gas, power generation and chemical markets; and pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

The businesses of the Motion & Flow Control business segment primarily serve the high end of their markets, with highly engineered products, high brand recognition, and a focus on new product development and operational excellence. Revenue opportunities are balanced between original equipment manufacturing (“OEM”) and aftermarket customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging areas such as Asia are increasing.

The Motion & Flow Control businesses’ financial results are driven by economic conditions in its major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, weather conditions, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include: expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment. The Company forecasts full year 2007 revenues for the Motion & Flow Control business segment to be between $1.195 billion and $1.225 billion, an increase of 9.3% to 12.1% over 2006.

Results of Operations

For the quarter ended June 30, 2007, the Company reported sales and revenues of $2,223.1 and net income of $213.7, or $1.16 per diluted share, compared with sales and revenues of $1,964.0 and net income of $140.9, or $0.75 per diluted share for the quarter ended June 30, 2006. For the first six months of 2007, the Company reported sales and revenues of $4,293.4 and net income of $353.7, or $1.92 per diluted share, compared with sales and revenues of $3,755.5 and net income of $296.8, or $1.58 per diluted share for the same 2006 period. Net income for the second quarter and first six months of 2007 included a total after-tax benefit of $60.6 resulting from the settlement of a tax examination.

Further details related to these results are contained in the Consolidated Financial Results section.

Consolidated Financial Results

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2007	2006	%/Point Change	2007	2006	%/Point Change

Sales and revenues	$2,223.1	$1,964.0	13.2%	$4,293.4	$3,755.5	14.3%
Costs of sales and revenues	1,580.7	1,413.0	11.9%	3,066.8	2,721.7	12.7%
Selling, general and administrative expenses	330.9	284.1	16.5%	650.9	547.2	19.0%
Research & development expenses	42.8	39.3	8.9%	83.1	77.9	6.7%
Restructuring and asset impairment charges, net	17.5	10.4	68.3%	23.9	22.3	7.2%
Operating income	251.2	217.2	15.7%	468.7	386.4	21.3%
Interest expense	19.1	21.5	(11.2)%	42.9	41.4	3.6%
Interest income	10.2	4.8	112.5%	18.4	8.5	116.5%
Income tax expense	41.0	61.7	(33.5)%	102.2	106.6	(4.1)%
Income from continuing operations	199.2	134.5	48.1%	336.0	237.4	41.5%
Income from discontinued operations	14.5	6.4	126.6%	17.7	59.4	(70.2)%

Gross margin	28.9%	28.1%	0.8	28.6%	27.5%	1.1
Selling, general and administrative expenses as a % of sales	14.9%	14.5%	0.4	15.2%	14.6%	0.6
Research & development expenses as a % of sales	1.9%	2.0%	(0.1)	1.9%	2.1%	(0.2)
Operating margin	11.3%	11.1%	0.2	10.9%	10.3%	0.6
Effective tax rate	17.1%	31.4%	(14.3)	23.3%	31.0%	(7.7)

Sales & Revenues

Sales and revenues increased $259.1 or 13.2% for the second quarter of 2007 over the same prior year period. Excluding the impact of foreign currency translation (“constant currency basis”), sales and revenues for the second quarter increased $220.2 or 11.2%. Higher volumes from existing businesses (“organic growth”) at each of the Company’s business segments contributed $206.0 or 10.5% to the overall revenue growth. In addition, the Company realized sales and revenues from acquired companies of $14.2 during the current period.

Sales and revenues for the first six months of 2007 were $537.9 or 14.3% higher than the same prior year period. On a constant currency basis, sales and revenues for the first six months of 2007 increased $459.9 or 12.2%.

Organic growth from each of the Company’s business segments contributed $430.5 or 11.5% to the overall revenue growth. In addition, the Company realized sales and revenues from acquisitions of $29.4 during the same period.

During the second quarter of 2007, the Company received sales orders of $2,007.8. This represents a $279.9 or 16.2% increase over the same prior year period. On a constant currency basis, sales orders grew $239.4, or 13.9%. This increase was primarily attributable to organic growth of $227.5, or 13.2%, driven by increases in each of the Company’s business segments. Sales orders received during the first six months of 2007 were relatively flat over the same 2006 period.

A discussion of sales and revenues by business segment is included in the Segment Review section.

Costs of Sales & Revenues

The Company’s costs of sales and revenues increased 11.9% and 12.7% for the second quarter and first six months of 2007, respectively, over the same prior year periods. The overall increase in gross profit in both periods was primarily attributable to higher sales volumes at each of the business segments. Gross margin (as a percent of sales) was higher for the second quarter and first six months of 2007 at 28.9% and 28.6%, respectively, compared to 28.1% and 27.5% for the same periods in 2006. The second quarter year-over-year increase was driven primarily by fixed-price contract performance from the Defense Electronics & Services business segment partially offset by the unfavorable impact of foreign exchange translation, project-based business and facility rationalization costs attributable to the Fluid Technology business segment. In addition to these drivers, the six month year-to-date increase was attributable to the Company’s continued efforts to improve supply chain productivity and control material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased overall and as a percentage of sales for the second quarter and first six months of 2007, respectively, compared to the same prior year periods. The year-over-year increase in both periods was primarily attributable to higher levels of marketing expense at each of the Company’s business segments in support of product campaigns and new sales proposals. In addition, higher general and administrative expense was primarily associated with increased compensation-related costs.

Research & Development Expenses

Research and Development expenses (“R&D”) increased 8.9% and 6.7% for the second quarter and first six months of 2007, respectively, compared to the same prior year periods. R&D expense as a percentage of sales was relatively consistent with the prior year periods as the Company continued its efforts to support product development.

Restructuring and Asset Impairment Charges, Net

During the second quarter and first six months of 2007, the Company recorded $17.5 and $23.9 of net restructuring and asset impairment charges, respectively, to streamline its operating structure. The Company recorded $10.4 and $22.3 of net restructuring and asset impairment charges, respectively, during the same prior year periods. See the section entitled “Restructuring and Asset Impairment Charges” and Note 10, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating Income

Operating income increased 15.7% and 21.3% for the second quarter and first six months of 2007, respectively, over the same prior year periods. As mentioned in the previous sections, the increase was primarily due to higher volume, partially offset by increased SG&A expenses and restructuring charges.

Interest Expense and Interest Income

Interest expense during the second quarter of 2007 decreased 11.2% as compared to the same prior year period. This year-over-year variance was primarily attributable to a decrease of $7.0 in the amount of accrued interest as a result of the settlement of a tax examination. Higher debt levels during the first half of 2007 reflecting the Company’s funding for common stock repurchases, capital expenditures and pension plan contributions, partially offset this decrease, and drove the overall first six month increase of 3.6% over 2006.

The Company recorded interest income of $10.2 and $18.4 for the second quarter and first six months of 2007, an increase of $5.4 and $9.9, respectively, from the prior year periods. These increases are primarily attributable to a higher balance of cash and cash equivalents over the comparable 2006 periods.

Income Tax Expense

Income tax expense for the second quarter and first six months of 2007 was $41.0 and $102.2, or 17.1% and 23.3% of income from continuing operations, respectively. During the quarter ended June 30, 2007, the Company recorded a tax benefit of $44.3 resulting from the settlement of a tax examination.

Income tax expense for the second quarter and first six months of 2006 was $61.7 and $106.6, or 31.4% and 31.0% of income from continuing operations, respectively.

See Note 6, “Income Taxes,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Income from Continuing Operations

Income from continuing operations was $199.2 or $1.08 per diluted share and $336.0 or $1.82 per diluted share for the second quarter and first six months of 2007, respectively. Income from continuing operations was $134.5 or $0.72 and $237.4 or $1.27 per diluted share for the comparable 2006 periods. The increase reflects the results discussed above.

Income from Discontinued Operations

During the second quarter and first six months of 2007, the Company recognized $14.5 and $17.7 of income from discontinued operations compared to $6.4 and $59.4 in the comparable prior year period. The 2007 income is primarily attributable to an $11.7 decrease in the tax provision as a result of the settlement of a tax examination in the second quarter of 2007, as well as the operating results associated with the Company’s Switches businesses. In addition to operating results from the Switches business, the 2006 income for the six months included a $45.0 gain on the sale of the Company’s automotive brake & fuel tubing and components business and the Company’s industrial non-metallic lined pumps and valves business.

Segment Review

			Operating		Operating
	Sales & Revenues		Income		Margin
Three Months Ended June 30,	2007	2006	2007	2006	2007	2006

Fluid Technology	$879.5	$765.3	$109.5	$101.3	12.5%	13.2%
Defense Electronics & Services	1,017.4	918.5	129.8	100.6	12.8%	11.0%
Motion & Flow Control	329.5	284.6	54.0	42.5	16.4%	14.9%
Corporate and Other/Eliminations	(3.3)	(4.4)	(42.1)	(27.2)	—	—

Total	$2,223.1	$1,964.0	$251.2	$217.2	11.3%	11.1%

			Operating		Operating
	Sales & Revenues		Income		Margin
Six Months Ended June 30,	2007	2006	2007	2006	2007	2006

Fluid Technology	$1,665.5	$1,451.0	$196.6	$164.6	11.8%	11.3%
Defense Electronics & Services	1,986.8	1,749.6	240.2	196.4	12.1%	11.2%
Motion & Flow Control	647.7	562.8	105.0	80.1	16.2%	14.2%
Corporate and Other/Eliminations	(6.6)	(7.9)	(73.1)	(54.7)	—	—

Total	$4,293.4	$3,755.5	$468.7	$386.4	10.9%	10.3%

Fluid Technology

For the three months ended June 30, 2007, the Fluid Technology business segment had revenues of $879.5, an increase of $114.2 or 14.9% over the same prior year period. On a constant currency basis, sales and revenues increased $87.1 or 11.4%. This increase was attributable in part to the Water & Wastewater business, which grew 12.7% on a constant currency basis, benefiting from the continued strength in large pump sales and the dewatering business, as well as contributions from the F.B. Leopold acquisition. As a result of strength in the chemical, power and general industrial end markets, the Industrial Process business increased sales 21.1% on a constant currency basis. The Residential & Commercial Water business increased sales 4.6% on a constant currency basis, as strength in commercial applications was partially offset by softness in the residential market.

For the first six months of 2007, the Fluid Technology business segment had revenues of $1,665.5, an increase of $214.5 or 14.8% over the same prior year period. On a constant currency basis, sales and revenues grew $163.0 or 11.2% over the prior year. The year-over-year increase is primarily attributable to contributions from each of the segment’s businesses and resulted from the same factors described in the second quarter analysis presented above.

The Fluid Technology business segment received sales orders of $937.9 and $1,819.7 for the second quarter and first six months of 2007, respectively. On a constant currency basis, the segment received orders of $909.1 and $1,763.2 for the second quarter and first six months of 2007. Sales orders received during the second quarter and first six months of 2006 totaled $798.0 and $1,560.3, respectively.

Operating income increased $8.2 or 8.1% and $32.0 or 19.4% for the second quarter and first six months of 2007, respectively, compared to the same prior year periods. Excluding the impact of foreign exchange translation and contributions from acquisitions, operating income increased $4.5 or 4.4% and $25.4 or 15.4% over the same periods. The year-over-year increases were primarily driven by higher sales volumes and price increases, partially offset by higher compensation and material costs, and facility rationalization costs. Excluding the impact of foreign exchange translation and contributions from acquisitions, operating margin for the second quarter and first six months of 2007 was 12.6% and 11.9%, respectively, compared to 13.2% and 11.3% for the same prior year periods.

Defense Electronics & Services

For the three months ended June 30, 2007, the Defense Electronics & Services business segment recorded revenues of $1,017.4, an increase of $98.9 or 10.8% over the same prior year period. The benefit from new programs and sales growth on existing contracts drove double-digit revenue increases in the segment’s Systems and Advanced Engineering & Services businesses. In addition, increased production deliveries of tactical radio systems, both domestic and international, combined with greater volume of waveform development activities for the Joint Tactical Radio System program contributed to double-digit growth at our Aerospace/Communications business.

For the first six months of 2007, the Defense Electronics & Services business segment had revenues of $1,986.8, an increase of $237.2 or 13.6% over the same prior year period. The increase was driven by higher volume at all of the segment’s businesses.

The Defense Electronics & Services business segment received sales orders of $742.8 for the second quarter of 2007 compared to $636.3 during the same prior year period. 2007 year-to-date sales orders totaled $1,546.2 compared to $1,849.8 for 2006.

Operating income increased $29.2 or 29.0% and $43.8 or 22.3% for the second quarter and first six months of 2007, respectively, compared to the same prior year periods. The year-over-year increases were mainly attributable to the higher sales volumes and increased operating efficiencies primarily at the Aerospace/Communications business. These benefits were partially offset by increased marketing expense related to bids on both domestic and international fronts, as well as increased restructuring expense. Operating margins of 12.8% and 12.1% for the second quarter and first six months of 2007, respectively, were higher compared to 11.0% and 11.2% for the same prior year periods.

Motion & Flow Control

For the three months ended June 30, 2007, the Motion & Flow Control business segment had revenues of $329.5, an increase of $44.9 or 15.8% over the same prior year period. On a constant currency basis, sales and revenues increased $33.1 or 11.6%. This increase was primarily attributable to double-digit organic growth from each of the segment’s businesses with the exception of Marine & Leisure, which grew 9.4%. Connectors grew 13.6% over the prior year, 11.6% on a constant currency basis, as a result of strength in various industrial end markets. Friction Materials grew 18.6% over the prior year, 11.1% on a constant currency basis, benefiting from market share gains in Europe and strength in both OEM and aftermarket sales. Aerospace Controls grew 21.7% primarily due to strength in OEM sales and sales from acquisitions.

For the first six months of 2007, the Motion & Flow Control business segment had revenues of $647.7, an increase of $84.9 or 15.1% over the same prior year period. On a constant currency basis, sales and revenues grew 10.4% over the prior year. The year-over-year increase is primarily attributable to contributions from each of the segment’s businesses and resulted from the same factors described in the second quarter analysis presented above.

The Motion & Flow Control business segment received sales orders of $330.6 and $658.7 for the second quarter and first six months of 2007, respectively. On a constant currency basis, the segment received orders of $318.9 and $631.7 for the second quarter and first six months of 2007. Sales orders received during the second quarter and first six months of 2006 totaled $295.9 and $591.4, respectively.

Operating income increased $11.5 or 27.1% and $24.9 or 31.1% for the second quarter and first six months of 2007, respectively, compared to the same prior year periods. Excluding the impact of foreign exchange translation and contributions from acquisitions, operating income increased 20.0% and 23.8% over the same periods. The year-over-year increase for both periods was primarily attributable to the higher sales volumes noted above, successful cost reduction initiatives and productivity improvements. These benefits were partially offset by increased selling, general and administrative costs, including increased marketing expense and higher compensation costs, as well as gains recognized on the sale of assets during the second quarter of 2006. Excluding the impact of foreign exchange translation and contributions from acquisitions, operating margin for the second quarter and first six months of 2007 was 16.1% and 16.0%, respectively, compared to 14.9% and 14.2% for the same prior year periods.

Corporate and Other

Corporate expenses of $42.1 and $73.1 for the second quarter and first six months of 2007 increased $14.9 and $18.4 compared to the same prior year periods, primarily reflecting higher bonus, stock-based compensation, and other compensation-related expense.

Restructuring and Asset Impairment Charges

2007 Restructuring Activities

Three Months Ended June 30

During the second quarter of 2007, the Company recorded a net restructuring charge of $17.5 reflecting costs of $14.4 related to actions during the quarter and $4.0 related to prior actions, as well as the reversal of $0.9 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Three Months Ended June 30						Prior
		Other	Lease			Planned	Actions
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$9.3	$	$0.7	$0.1	$10.1	193	$0.9	$(0.9)
Defense Electronics & Services	1.4	—	—	—	1.4	25	2.9	—
Motion & Flow Control	1.1	—	—	—	1.1	8	0.2	—
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$13.6	$0.0	$0.7	$0.1	$14.4	228	$4.0	$(0.9)

The charges associated with actions announced during the second quarter of 2007 represent a reduction of structural costs in all business segments and the closure of three facilities in the Fluid Technology business segment. Planned position eliminations total 228, including 132 factory workers, 89 office workers and seven management employees. The costs attributable to the second quarter of 2007 primarily reflect severance and lease cancellation and other costs. The costs associated with prior actions are largely due to additional costs related to an adjustment to the write-off of leased space as well as additional severance costs.

The projected future savings from restructuring actions announced during the second quarter of 2007 are approximately $5 during 2007 and $86 between 2008 and 2012. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $4.9 were made during the second quarter of 2007 related to actions announced during that period.

Six Months Ended June 30

During six months ended June 30, 2007, the Company recorded a net restructuring charge of $23.9 reflecting costs of $18.9 related to actions during the six months and $6.2 related to prior actions, as well as the reversal of $1.2 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Six Months Ended June 30
		Other	Lease			Planned	Prior Actions
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$10.5	$0.1	$0.7	$0.6	$11.9	207	$2.6	$(0.9)
Defense Electronics & Services	2.2	—	1.3	—	3.5	39	2.9	—
Motion & Flow Control	1.7	—	—	—	1.7	21	0.7	(0.3)
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$16.2	$0.1	$2.0	$0.6	$18.9	269	$6.2	$(1.2)

The charges associated with actions announced during the first six months of 2007 represent a reduction of structural costs in all business segments and the closure of three facilities in the Fluid Technology business segment and the closure of one facility in the Defense Electronics & Services business segment. Planned position eliminations total 269, including 150 factory workers, 111 office workers and eight management employees. The costs attributable to the first six months of 2007 primarily reflect severance as well as lease cancellation and other costs. The costs associated with prior year plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset write-offs and severance costs.

The projected future savings from restructuring actions announced during the first six months of 2007 are approximately $6 during 2007 and $105 between 2008 and 2012. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $7.1 were made during the first six months of 2007 related to actions announced during that period.

2006 Restructuring Activities

Three Months Ended June 30

During the second quarter of 2006, the Company recorded a net restructuring charge of $10.4 reflecting costs of $5.4 related to actions during the quarter and costs of $6.8 related to prior actions as well as the reversal of $1.8 restructuring accruals that management determined would not be required.

Components of Charges

	2006 Actions — Three Months Ended June 30
		Other Employee-		Planned Position	Prior Actions	Reversal of
	Severance	Related Costs	Total	Eliminations	Additional Costs	Accruals

Fluid Technology	$1.3	$0.1	$1.4	16	$0.7	$(0.1)
Defense Electronics & Services	0.8	0.1	0.9	32	—	(0.1)
Motion & Flow Control	2.7	0.1	2.8	37	6.1	(1.6)
Corporate and Other	0.3	—	0.3	2	—	—

	$5.1	$0.3	$5.4	87	$6.8	$(1.8)

The charges associated with actions announced during the second quarter of 2006 represent a reduction of structural costs in all business segments. Planned position eliminations total 87, including 14 factory workers, 66 office workers, and seven management employees. The costs attributable to the second quarter of 2006 primarily reflect severance costs. The costs associated with prior actions primarily reflect additional severance costs.

The projected future savings from restructuring actions announced during the second quarter of 2006 are approximately $7 during 2007 (of which $3 is incremental to savings realized in 2006) and $30 between 2008 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $3.0 were made during the second quarter of 2006 related to actions announced during that period.

Six Months Ended June 30

During six months ended June 30, 2006, the Company recorded a net restructuring charge of $22.3 reflecting costs of $21.9 related to actions during the six months and $2.9 related to prior actions, as well as the reversal of $2.5 of restructuring accruals that management determined would not be required.

Components of Charges

	2006 Actions Six — Months Ended June 30
		Other
		Employee-	Lease			Planned	Prior Actions
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$4.1	$1.9	$—	$—	$6.0	138	$0.5	$(0.5)
Defense Electronics & Services	2.8	0.1	—	—	2.9	92	—	(0.1)
Motion & Flow Control	6.3	0.1	5.0	1.2	12.6	215	2.4	(1.9)
Corporate and Other	0.4	—	—	—	0.4	3	—	—

	$13.6	$2.1	$5.0	$1.2	$21.9	448	$2.9	$(2.5)

The charges associated with actions announced during the first six months of 2006 represent a reduction of structural costs in all business segments and the closure of two facilities in the Fluid Technology business segment and one facility in the Motion & Flow Control business segment. Planned position eliminations total 448, including 239 factory workers, 192 office workers, and 17 management employees. The costs attributable to the first six months of 2006 primarily reflect severance and lease cancellation costs. The costs associated with prior actions primarily reflect additional severance costs.

The projected future savings from restructuring actions announced during the first six months of 2006 are approximately $26 during 2007 (of which $10 is incremental to savings realized in 2006) and $107 between 2008 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $11.0 were made during the first six months of 2006 related to actions announced during that period.

Liquidity and Capital Resources

Cash and cash equivalents increased $176.2 during the first six months of 2007. The Company generated $139.4 of cash from operating activities and issued short-term debt of $353.1 which was used to fund capital investments in the business as well as return value to shareholders through share repurchases and dividends. On October 27, 2006, the Company committed to a three year $1 billion share repurchase program. The dividend has been increased 27% for 2007. The Company expects that, on a full year basis, it will continue to generate enough cash from operations to fund capital expenditures, while returning value to shareholders through share repurchases and dividends.

Cash Flow Summary

	Six Months Ended June 30,
	2007	2006

Operating Activities	$139.4	$97.9
Investing Activities	(67.9)	88.9
Financing Activities	78.0	43.0
Discontinued Operations — Operating Activities	4.4	51.3

Operating Activities

Cash provided by operating activities in the first half of 2007 increased $41.5 from the prior year. The improvement is due to a $98.6 increase in income from continuing operations combined with a reduced use of cash for other current and non-current assets of $13.5, driven by reduced funding of pension and benefit plans. These increases in cash were partially offset by a payment of $30.0 towards $50.0 in fines, forfeitures, and penalties the Company agreed to in conjunction with its settlement with the U.S. Government relating to ITT Night Vision’s compliance with International Traffic in Arms Regulations. See Note 15, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Condensed Financial Statements, for further discussion of the Night Vision matter. The payment was reflected in the change in accounts payable and accrued expenses. Also partially offsetting the increases in cash were increased tax payments of $18.8 and higher deferred tax assets reflected in the change in accrued and deferred taxes, combined with a $12.4 use of cash due to a reduction in non-current liabilities related to lower pension and postretirement benefit costs as a result of a higher discount rate adopted at year end 2006.

In connection with the settlement of a tax examination during the second quarter of 2007, the Company anticipates making a payment of approximately $10 during the third quarter of 2007.

Investing Activities

Additions to Plant, Property and Equipment:

Capital expenditures during the first six months of 2007 were $66.3, an increase of $5.4 as compared to the first six months of 2006. The Fluid Technology business segment increased its capital expenditures $16.5 largely from incremental investments in facilities in Asia and Eastern Europe, while the Defense Electronics & Services business segment decreased its capital expenditures $7.2 due primarily to facility expansion investments in the first quarter of 2006.

Acquisitions:

During the first half of 2007, the Company spent $4.4 for the acquisition of a company which is included in the Fluid Technology business segment.

During the first half of 2006, the Company spent $74.0 primarily for the acquisitions of two companies, one of which is included in the Defense Electronics & Services business segment and one of which is included in the Fluid Technology business segment.

Divestitures:

In the first half of 2006, the Company completed the sale of Fluid Handling Systems and Richter for net proceeds of $212.5.

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

	June 30,	December 31,
	2007	2006

Cash & cash equivalents	$1,113.3	$937.1
Total debt	1,448.6	1,097.4
Net debt	335.3	160.3
Total shareholders’ equity	3,049.0	2,869.4
Total capitalization (debt plus equity)	4,497.6	3,966.8
Net capitalization (debt plus equity less cash and cash equivalents)	3,384.3	3,029.7
Debt to total capitalization	32.2%	27.7%
Net debt to net capitalization	9.9%	5.3%

Debt and Credit Facilities:

	June 30,	December 31,
	2007	2006

Commercial paper	$927.8	$553.3
Other debt	34.8	43.7

Notes payable and current maturities of long-term debt	962.6	597.0
Long-term debt	486.0	500.4

Total debt	$1,488.6	$1,097.4

Total debt at June 30, 2007 was $1.5 billion, compared to $1.1 billion at December 31, 2006. The increase primarily reflects the Company’s funding for common stock repurchases, capital expenditures and pension plan contributions.

The Company maintains a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion which, at the Company’s discretion, could be increased up to an additional $500.0, for a total facility of $1.75 billion. The provisions of this agreement require that the Company maintain an interest coverage ratio, as defined, of 3.5 times. At June 30, 2007, the Company’s coverage ratio was well in excess of the minimum requirements.

Share Repurchases

In the first six months of 2007, the Company spent $287.6 on the repurchase of common stock. Of this amount, $48.6 relates to 852,447 shares which were acquired at the end of 2006 and settled in January 2007. The remaining $239.0 relates to 3,041,044 shares repurchased in January through June of 2007. In addition, the Company acquired 65,000 shares at the end of June 2007 which settled in July 2007 for $4.4. This activity is part of a $1 billion share repurchase program announced during the fourth quarter of 2006. In the first six months of 2006, the Company spent $130.2 for the repurchase of 2,340,904 shares to offset stock option exercises and restricted stock issuances.

In 2007, the Company anticipates that the share repurchase program will effectively reduce outstanding shares by between 1% and 2% versus 2006.

Discontinued Operations — Operating Activities

During the first six months of 2007, cash generated from operating activities of discontinued operations declined $46.9 to $4.4 from the comparable prior year period. The primary driver of the decrease in cash flow was the absence of operating cash flows from FHS and Richter as a result of their disposition in the first quarter of 2006, combined with a reduction in cash flows from our Switches business.

Critical Accounting Policies

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies or estimates during the first six months of 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted the provisions set forth by FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $88.8. As a result of the implementation of FIN 48, the Company recognized an increase in liabilities of $26.1 for unrecognized tax benefits. See Note 6 “Income Taxes,” in the accompanying Notes to Consolidated Condensed Financial Statements, for further details related to the Company’s adoption.

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

In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create a reasonable estimate of the Company’s liability with respect to environmental matters, the Company establishes accruals in accordance with accounting principles generally accepted within the United States. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company’s various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. For disclosure of the Company’s commitments and contingencies, see Note 15, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Condensed Financial Statements

and Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of the 2006 Annual Report on Form 10-K.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of	Average Price Paid
Period	Shares Purchased(1)	Per Share(2)

4/1/07 — 4/30/07	500,000	$61.53
5/1/07 — 5/31/07	570,000	$66.48
6/1/07 — 6/30/07	545,000	$67.62

(1)	All share repurchases were made in open-market transactions.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

In June 2007, the Company purchased 545,000 shares for $36.8. Of this activity, 65,000 shares were acquired at the end of June 2007 and settled in July 2007 for $4.4. The above activity was part of a $1 billion share repurchase program announced during the fourth quarter of 2006. This program replaces the Company’s previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with the Company’s capital allocation process which is centered on those investments necessary to grow its businesses organically and through acquisitions, while also providing cash returns to shareholders.

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

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on May 8, 2007, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

	Votes
	For	Withheld

Curtis J. Crawford	148,620,542	2,490,586
Christina A. Gold	149,363,196	1,747,932
Ralph F. Hake	149,733,241	1,377,887
John J. Hamre	149,391,024	1,720,104
Raymond W. LeBoeuf	149,736,775	1,374,353
Steven R. Loranger	147,478,281	3,632,847
Frank T. MacInnis	149,345,599	1,765,529
Linda S. Sanford	149,685,249	1,425,879
Markos I. Tambakeras	149,690,585	1,420,543

In addition to the election of directors, one other vote was taken at the meeting: The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007 was ratified by a vote of 148,696,343 shares in favor, 1,143,102 shares against, and 1,271,683 shares abstained. There were no other matters presented for a vote at the meeting.

Item 5.
OTHER INFORMATION

None.

Item 6.
EXHIBITS

(a) See the Exhibit Index for a list of exhibits filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Corporation

(Registrant)

By:	/s/ Janice M. Klettner
Janice M. Klettner
Chief Accounting Officer
(Principal accounting officer)

July 30, 2007

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of July 1, 2006	Incorporated by reference to Exhibit 3(a) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended July 11, 2006	Incorporated by reference to Exhibit 3(b) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
(4).		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.1)	*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams	Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) formerly known as ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.6)	*	ITT 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.8)	*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9)	*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11)	*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.16)	*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)		Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.23)		Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)		Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)		Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)		Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).
(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)	*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).
(10.40)	*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(11)		Statement re computation of per share earnings	Not required to be filed.
(12)		Statement re computation of ratios	Not required to be filed.
(18)		Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006. (CIK No. 216228, File No. 1-5672).
(21)		Subsidiaries of the Registrant	Not required to be filed.
(22)		Published report regarding matters submitted to vote of security holders	Not required to be filed.
(24)		Power of attorney	None
(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Location

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).

*	Management compensatory plan