Form 10-Q
period 2007-09-30
ITT CORP
filed 2007-10-26
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 23, 2007, there were outstanding 181,310,441 shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Sales and revenues	$2,181.2	$2,001.1	$6,474.6	$5,756.6

Costs of sales and revenues	1,540.1	1,437.8	4,606.9	4,159.5
Selling, general, and administrative expenses	327.6	296.9	978.5	844.2
Research and development expenses	46.8	41.7	129.9	119.6
Restructuring and asset impairment charges, net	7.2	9.8	31.1	32.0

Total costs and expenses	1,921.7	1,786.2	5,746.4	5,155.3

Operating income	259.5	214.9	728.2	601.3
Interest expense	25.8	19.4	68.7	60.8
Interest income	12.6	6.3	31.0	14.8
Miscellaneous expense, net	4.6	4.1	10.6	13.6

Income from continuing operations before income tax expense	241.7	197.7	679.9	541.7
Income tax expense	73.1	57.3	175.3	163.9

Income from continuing operations	168.6	140.4	504.6	377.8
Discontinued operations:
Income from discontinued operations, including tax expense (benefit) of $1.0, $2.2, $(7.8) and $(2.0), respectively	61.5	3.1	79.2	62.5

Net income	$230.1	$143.5	$583.8	$440.3

Earnings Per Share:
Income from continuing operations:
Basic	$0.94	$0.76	$2.79	$2.05
Diluted	$0.92	$0.75	$2.74	$2.02
Discontinued operations:
Basic	$0.34	$0.02	$0.44	$0.34
Diluted	$0.33	$0.02	$0.43	$0.33
Net income:
Basic	$1.28	$0.78	$3.23	$2.39
Diluted	$1.25	$0.77	$3.17	$2.35
Cash dividends declared per common share	$0.14	$0.11	$0.42	$0.33
Average Common Shares — Basic	180.2	184.1	180.7	184.3
Average Common Shares — Diluted	183.7	186.7	184.0	187.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$1,440.1	$937.1
Receivables, net	1,493.9	1,288.9
Inventories, net	779.1	726.5
Assets of discontinued businesses held for sale	5.9	183.2
Deferred income taxes	87.7	79.8
Other current assets	131.1	102.8

Total current assets	3,937.8	3,318.3

Plant, property and equipment, net	875.3	833.0
Deferred income taxes	196.0	136.1
Goodwill	2,600.1	2,336.8
Other intangible assets, net	298.2	213.2
Other assets	689.9	563.2

Total non-current assets	4,659.5	4,082.3

Total assets	$8,597.3	$7,400.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,016.4	$929.4
Accrued expenses	860.5	839.4
Accrued taxes	73.2	105.6
Notes payable and current maturities of long-term debt	1,143.8	597.0
Liabilities of discontinued businesses held for sale	1.5	96.7
Pension and postretirement benefits	68.9	68.9
Deferred income taxes	1.9	0.2

Total current liabilities	3,166.2	2,637.2

Pension benefits	342.8	346.6
Postretirement benefits other than pensions	374.0	388.9
Long-term debt	491.4	500.4
Other liabilities	771.9	658.1

Total non-current liabilities	1,980.1	1,894.0

Total liabilities	5,146.3	4,531.2

Shareholders’ Equity:
Common stock:
Authorized — 250,000,000 shares, $1 par value per share, outstanding — 181,274,615 shares and 183,016,367 shares, respectively(1)	180.4	182.6
Retained earnings	3,378.6	3,029.5
Accumulated other comprehensive (loss) income:
Unrealized loss on investment securities and cash flow hedges	(0.3)	(0.3)
Pension and postretirement benefits	(460.4)	(497.3)
Cumulative translation adjustments	352.7	154.9

Total accumulated other comprehensive loss	(108.0)	(342.7)

Total shareholders’ equity	3,451.0	2,869.4

Total liabilities and shareholders’ equity	$8,597.3	$7,400.6

(1)	Shares outstanding include unvested restricted common stock of 0.9 million and 0.4 million at September 30, 2007 and December 31, 2006, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended September 30
	2007	2006

Operating Activities
Net income	$583.8	$440.3
Less: Income from discontinued operations	(79.2)	(62.5)

Income from continuing operations	504.6	377.8
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	134.7	127.1
Stock-based compensation	26.6	16.7
Restructuring and asset impairment charges, net	31.1	32.0
Payments for restructuring	(35.8)	(36.2)
Change in receivables	(116.4)	(68.5)
Change in inventories	17.7	(76.9)
Change in accounts payable and accrued expenses	70.2	176.3
Change in accrued and deferred taxes	(62.7)	14.0
Change in other current and non-current assets	(84.9)	(82.9)
Change in non-current liabilities	(1.4)	9.3
Other, net	6.4	(1.3)

Net cash — operating activities	490.1	487.4

Investing Activities
Additions to plant, property, and equipment	(108.2)	(95.2)
Acquisitions, net of cash acquired	(395.7)	(75.2)
Proceeds from sale of assets and businesses	232.4	223.7
Other, net	1.5	(6.4)

Net cash — investing activities	(270.0)	46.9

Financing Activities
Short-term debt, net	532.8	(157.2)
Long-term debt repaid	(7.2)	(2.2)
Long-term debt issued	0.4	—
Repurchase of common stock	(299.0)	(136.4)
Proceeds from issuance of common stock	55.2	53.0
Dividends paid	(71.3)	(57.3)
Tax benefit from stock option exercises and restricted stock award lapses	13.0	13.6
Other, net	(2.4)	—

Net cash — financing activities	221.5	(286.5)

Exchange Rate Effects on Cash and Cash Equivalents	70.7	29.8
Net Cash — Discontinued Operations:
Operating Activities	(2.7)	71.2
Investing Activities	(5.6)	(7.2)
Financing Activities	(1.0)	(0.1)

Net change in cash and cash equivalents	503.0	341.5
Cash and cash equivalents — beginning of period	937.1	451.0

Cash and Cash Equivalents — End of Period	$1,440.1	$792.5

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$65.2	$53.2
Income taxes	$238.0	$149.9

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

The Company’s 2007 and 2006 quarterly financial periods end on the Saturday closest to the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

Certain amounts in the prior periods’ consolidated condensed financial statements have been reclassified to conform to the current period presentation.

2)	Sales and Revenues and Costs of Sales and Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Product sales	$1,621.5	$1,712.2	$5,067.7	$4,580.6
Service revenues	379.6	469.0	1,406.9	1,176.0

Total sales and revenues	$2,001.1	$2,181.2	$6,474.6	$5,756.6

Costs of product sales	$1,082.4	$1,125.7	$3,369.6	$3,139.6
Costs of service revenues	355.4	414.4	1,237.3	1,019.9

Total costs of sales and revenues	$1,437.8	$1,540.1	$4,606.9	$4,159.5

The Defense Electronics & Services business segment comprises $429.9 and $1,299.3 of total service revenues for the three and nine months ended September 30, 2007, respectively, and $381.1 and $1,156.4 of total costs of service revenues, respectively, during the same periods. The Fluid Technology business segment comprises the remaining balances of service revenues and costs of service revenues.

The Defense Electronics & Services business segment comprises $355.9 and $1,091.8 of total service revenues for the three and nine months ended September 30, 2006, respectively, and $336.8 and $949.2 of total costs of service revenues, respectively, during the same periods. The Fluid Technology business segment comprises the remaining balances of service revenues and costs of service revenues.

3) Stock-Based and Long-Term Incentive Employee Compensation

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Impact on income before income taxes	$(13.5)	$(5.1)	$(45.1)	$(22.7)
Impact on net income available to shareholders	$(8.7)	$(3.3)	$(29.3)	$(14.7)
Impact on net income per common share:
Basic	$(0.05)	$(0.02)	$(0.16)	$(0.08)
Diluted	$(0.05)	$(0.02)	$(0.16)	$(0.08)

Total compensation costs capitalized in inventory were immaterial for the periods presented.

Stock Option and Restricted Stock Compensation Plans

The ITT 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12.2 million. As of September 30, 2007, 2.9 million shares were available for future grants.

A summary of the status of the Company’s stock option and restricted stock awards as of September 30, 2007 and changes during the nine months then ended is presented below (shares in thousands):

	Nine Months Ended September 30, 2007
	Unvested		Outstanding
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Restricted Stock Awards	Awards	Fair Value	Awards	Fair Value

Unvested/outstanding at January 1, 2007	859	$48.45	911	$48.87
Granted	381	$59.09	381	$59.09
Vested/lapsed	(139)	$44.77	(76)	$45.19
Canceled or expired	(18)	$53.82	(18)	$53.82

Unvested/outstanding at September 30, 2007	1,083	$52.44	1,198	$50.71

Restricted shares and restricted stock unit awards were granted during the nine months ended September 30, 2007 and 2006 with fair market values based on the Company’s stock price on the date of grant and had vesting periods of primarily three years.

	Nine Months Ended
	September 30, 2007
		Weighted-
		Average
Stock Options	Options	Exercise Price

Outstanding at January 1, 2007	10,597	$35.50
Granted	540	$58.48
Exercised	(1,880)	$30.08
Canceled or expired	(148)	$46.67

Outstanding at September 30, 2007	9,109	$37.80

Options exercisable at September 30, 2007	6,740	$33.17

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $60.4 and $89.4, respectively. For the nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was $55.2 with an associated tax benefit realized of $17.3 SFAS 123R requires that the Company classify as a financing activity the cash flows attributable to excess tax benefits from stock option exercises. For the nine months ended September 30, 2007 and 2006, $13.0 and $13.6, respectively, were classified as cash flows from financing activities in the Company’s Consolidated Condensed Statements of Cash Flows as a result of stock option exercises and restricted stock award lapses.

Based on the Company’s closing stock price of $67.93 on the last trading day of the quarter, the aggregate intrinsic value of the stock options outstanding and stock options exercisable as of September 30, 2007 was $274.5 and $227.0, respectively. As of September 30, 2007, all of the aforementioned exercisable options were in the money.

As of September 30, 2007, the total number of outstanding stock options expected to vest (including those that have already vested) was 9.1 million. These stock options have a weighted-average exercise price of $37.60, an aggregate intrinsic value of $275.8, and a weighted-average remaining contractual life of 4.8 years.

At September 30, 2007, there was $49.4 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years.

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model. The following weighted-average assumptions were used for grants during the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Dividend yield	0.81%	0.89%	0.96%	0.84%
Expected volatility	25.00%	25.00%	23.08%	24.07%
Expected life	5.8 years	4.5 years	4.8 years	4.8 years
Risk-free rates	4.92%	4.71%	4.39%	4.73%
Weighted average grant date fair value	$21.29	$12.99	$14.67	$14.09

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

The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of September 30, 2007, was approximately 16%. The number of companies included in the applicable benchmark group ranges from 317 to 352 for the awards outstanding as of September 30, 2007.

At September 30, 2007, there was $24.5 of total unrecognized compensation cost related to non-vested awards granted under the LTIP. This cost is expected to be recognized ratably over a weighted-average period of 1.4 years. The total cash paid to settle the LTIP liability for the annual 2004 and the annual 2003 grants during the first nine months of 2007 and 2006 was $17.6 and $17.2, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

4)	Restructuring and Asset Impairment Charges

2007 Restructuring Activities

Three Months Ended September 30

During the third quarter of 2007, the Company recorded a net restructuring charge of $7.2, reflecting costs of $5.8 related to actions during the quarter and $1.9 related to prior actions, as well as the reversal of $0.5 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Three Months Ended September 30
		Other					Prior
		Employee-	Lease			Planned	Actions
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$4.3	$0.1	$0.1	$0.7	$5.2	47	$1.4	$—
Defense Electronics & Services	0.1	—	—	—	0.1	4	0.1	(0.3)
Motion & Flow Control	0.5	—	—	—	0.5	27	0.4	(0.2)

	$4.9	$0.1	$0.1	$0.7	$5.8	78	$1.9	$(0.5)

The charges associated with actions announced during the third quarter of 2007 represent a reduction of structural costs in all business segments. Planned position eliminations total 78, including 22 factory workers, 49 office workers and seven management employees. The costs associated with the prior actions are largely due to additional severance costs as well as asset impairment write-offs.

Nine Months Ended September 30

During the nine months ended September 30, 2007, the Company recorded a net restructuring charge of $31.1, reflecting costs of $26.1 related to actions during the nine months and $6.7 related to prior years’ plans, as well as the reversal of $1.7 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Nine Months Ended September 30
		Other					Prior
		Employee-	Lease			Planned	Years’ Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$15.6	$0.4	$0.9	$1.3	$18.2	254	$2.9	$(0.9)
Defense Electronics & Services	2.4	—	1.3	—	3.7	43	2.9	(0.3)
Motion & Flow Control	2.4	—	—	—	2.4	48	0.9	(0.5)
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$22.2	$0.4	$2.2	$1.3	$26.1	347	$6.7	$(1.7)

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The charges associated with actions announced during the first nine months of 2007 represent a reduction of structural costs in all business segments and the planned closure of three facilities in the Fluid Technology segment and one facility in the Defense Electronics & Services segment. Planned position eliminations total 347, including 172 factory workers, 160 office workers and 15 management employees. The costs associated with the prior years’ plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset write-offs and severance costs.

2006 Restructuring Activities

Three Months Ended September 30

During the third quarter of 2006, the Company recorded a net restructuring charge of $9.8, reflecting costs of $8.8 related to actions during the quarter and costs of $1.4 related to prior actions, as well as the reversal of $0.4 restructuring accruals that management determined would not be required.

Components of Charges

	2006 Actions — Three Months Ended September 30
		Other					Prior
		Employee-	Lease			Planned	Actions
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$3.1	$0.8	$0.3	$1.1	$5.3	130	$0.5	$(0.2)
Defense Electronics & Services	0.2	—	0.8	—	1.0	10	—	—
Motion & Flow Control	2.2	—	—	—	2.2	10	0.7	(0.2)
Corporate and Other	0.3	—	—	—	0.3	4	0.2	—

	$5.8	$0.8	$1.1	$1.1	$8.8	154	$1.4	$(0.4)

The charges associated with actions announced during the third quarter of 2006 represent a reduction of structural costs in all business segments and the planned closure of one facility in the Fluid Technology segment and one facility in the Defense Electronics & Services segment. Planned position eliminations total 154, including 81 factory workers, 70 office workers, and three management employees. The costs associated with the prior actions primarily reflect additional severance costs.

Nine Months Ended September 30

During the nine months ended September 30, 2006, the Company recorded a net restructuring charge of $32.0, reflecting costs of $31.6 related to actions during the nine months and $3.3 related to prior years’ plans, as well as the reversal of $2.9 of restructuring accruals that management determined would not be required.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Components of Charges

	2006 Actions — Nine Months Ended September 30
		Other					Prior
		Employee-	Lease			Planned	Years’ Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$7.6	$2.7	$0.4	$1.1	$11.8	268	$0.5	$(0.7)
Defense Electronics & Services	3.0	0.1	0.8	—	3.9	102	—	(0.1)
Motion & Flow Control	8.8	0.1	5.0	1.2	15.1	225	2.7	(2.1)
Corporate and Other	0.8	—	—	—	0.8	7	0.1	—

	$20.2	$2.9	$6.2	$2.3	$31.6	602	$3.3	$(2.9)

The charges associated with actions announced during the first nine months of 2006 represent a reduction of structural costs in all business segments and the planned closure of three facilities in the Fluid Technology segment, one facility in the Motion & Flow Control segment and one facility in the Defense Electronics & Services segment. Planned position eliminations total 602, including 320 factory workers, 262 office workers, and 20 management employees. The costs associated with the prior years’ plans primarily reflect additional severance costs.

The following table displays a rollforward of the restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2006	$22.4	$3.3	$7.3	$1.6	$34.6
Additional charges for prior year plans	2.9	2.9	0.9	—	6.7
Cash payments and other related to prior charges	(14.7)	(1.2)	(4.8)	(0.9)	(21.6)
Asset write-offs related to prior year plans	(1.7)	—	—	—	(1.7)
Reversals of prior charges	(0.9)	(0.3)	(0.5)	—	(1.7)
Charges for 2007 actions	18.2	3.7	2.4	1.8	26.1
Cash payments and other related to 2007 charges	(10.0)	(2.4)	(1.5)	—	(13.9)
Asset write-offs related to 2007 charges	(1.3)	—	—	—	(1.3)

Balance September 30, 2007	$14.9	$6.0	$3.8	$2.5	$27.2

The accrual balance at September 30, 2007 of $27.2 includes $20.6 for severance and $6.6 for facility carrying costs and other.

The following is a rollforward of employee positions eliminated associated with restructuring activities through September 30, 2007:

Planned reductions as of December 31, 2006	270
Planned reductions from 2007 actions	347
Actual reductions, January 1 — September 30, 2007	(482)

Planned reductions as of September 30, 2007	135

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

As of September 30, 2007, of the announced planned facility closures, two facilities in the Fluid Technology segment remain to be closed. These closures are expected within the next nine months.

5)	Income Taxes

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

During the second quarter ended June 30, 2007, the Company reduced its liabilities for unrecognized tax benefits by $36.0, of which $24.3 decreased its tax provision. The primary cause of the decrease was the settlement of a tax examination. In connection with this settlement, the Company anticipates making a payment of approximately $10 during the fourth quarter of 2007.

As of September 30, 2007, the total amount of unrecognized tax benefits was $55.0. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $46.3.

The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

The Company classifies interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in its income statement. The total amount of accrued interest and penalties as of the date of adoption of FIN 48 was $34.9. During the second quarter ended June 30, 2007, the Company recorded a

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

decrease of $7.0 in the amount of accrued interest as a result of the settlement of a tax examination. As of September 30, 2007, the total amount of accrued interest and penalties was $32.5.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year

Austria	2004
Canada	1999
Germany	1994
Italy	2002
Netherlands	1997
Sweden	2001
United Kingdom	2003
United States	2004

6)	Discontinued Operations

2007 Dispositions

Switches

On July 26, 2007, the Company completed the sale of substantially all of its Switches businesses to Littlejohn & Co. LLC, a private equity firm based in Greenwich, Connecticut for net proceeds of $225.7 and an after tax gain of $63.7 and $58.7 for the three and nine months ending September 30, 2007, respectively. Included in the gain is a tax benefit of $5.4 and $8.1 for the three and nine months ending September 30, 2007, respectively, primarily resulting from book-to-tax differences related to the write-down of impaired long-lived assets in a previous period. Included in the year-to-date gain are $7.6 ($5.0 net of tax) of expenses incurred during the first six months of 2007 related to the disposition.

As of September 30, 2007, the Company had assets and liabilities classified as held for sale of $5.9 and $1.5, respectively. These balances relate to a remaining portion of the Switches businesses to be sold to Littlejohn & Co. LLC. The Company expects to complete the final component of the sale during the fourth quarter of 2007.

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

Revenues and operating income for Switches businesses reported in discontinued operations were as follows:

	Nine Months Ended
	September 30
	2007	2006

Revenues (third party)	$174.2	$298.2
Operating income	$22.2	$22.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Assets and liabilities of the Switches businesses representing the Company’s discontinued businesses held for sale were as follows:

	September 30,	December 31,
	2007	2006

Receivables, net	$3.2	$50.9
Inventories, net	1.4	34.7
Plant, property and equipment, net	1.2	54.1
Goodwill	—	21.7
Deferred income taxes and accrued tax receivables	—	19.8
Other assets	0.1	2.0

Total assets	$5.9	$183.2

Accounts payable and accrued expenses	$1.3	$63.4
Accrued and deferred income taxes	0.2	18.0
Other liabilities	—	15.3

Total liabilities	$1.5	$96.7

As of September 30, 2007 and December 31, 2006, the Company’s balance sheet included a cumulative translation gain adjustment of $0.4 and a cumulative translation loss adjustment of $40.1, respectively, related to the Switches businesses held for sale.

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

Nine Months
Ended
September 30,
2006

Revenues (third party)	$43.2
Operating income	$2.8

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Revenues and operating income for Richter reported in discontinued operations were as follows:

Nine Months
Ended
September 30,
2006

Revenues (third party)	$2.0
Operating income	$0.2

Other Dispositions

At September 30, 2007, the Company had certain accruals related to previous dispositions of $32.4 that are primarily related to product recalls of $7.8, environmental obligations of $12.8 and employee benefits of $11.8.

7)	Pension and Postretirement Medical Benefit Expenses

			Nine Months
	Three Months Ended		Ended
	September 30		September 30
	2007	2006	2007	2006

Components of net periodic pension cost:
Service cost	$25.0	$24.6	$75.0	$73.8
Interest cost	74.2	70.6	222.5	211.8
Expected return on plan assets	(99.3)	(93.3)	(298.0)	(279.9)
Amortization of prior service cost	0.7	0.7	2.0	2.1
Amortization of actuarial loss	16.3	21.2	49.0	63.6

Net periodic pension cost	$16.9	$23.8	$50.5	$71.4

Net periodic pension expense decreased in the first nine months of 2007 as a result of the higher discount rate adopted at year end 2006 leading to a lower amortization of actuarial losses, and higher expected returns on plan assets due to increased asset levels, partially offset by higher average foreign exchange rates.

The Company contributed $77.5 to its various plans during the first nine months of 2007 including a $50.0 discretionary contribution to its U.S. Salaried Plan. Additional contributions totaling between $1.0 and $3.0 are expected over the balance of 2007.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006

Components of net periodic postretirement cost:
Service cost	$2.0	$2.1	$6.0	$6.3
Interest cost	10.5	10.1	31.4	30.3
Expected return on plan assets	(6.2)	(5.6)	(18.8)	(16.8)
Amortization of prior service benefit	0.6	(0.3)	1.8	(0.9)
Amortization of actuarial loss	1.3	2.6	3.8	7.8

Net periodic postretirement cost	$8.2	$8.9	$24.2	$26.7

Net periodic expense decreased in the first nine months of 2007 as a result of the higher discount rate adopted at year end 2006 leading to a lower amortization of actuarial losses, and higher expected returns on plan assets due to increased asset levels.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

See Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2006 Annual Report on Form 10-K for additional details of pension and postretirement benefits.

8)	Comprehensive Income

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Three Months Ended September 30, 2007
Net income			$230.1
Other comprehensive income:
Foreign currency translation adjustments	$170.2	$—	170.2
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	17.6	(6.2)	11.4
Amortization of prior service cost	1.3	(0.4)	0.9

Other comprehensive income	$189.1	$(6.6)	182.5

Comprehensive income			$412.6

	Pretax
	(Expense)	Tax	Net-of-Tax
	Income	Expense	Amount

Three Months Ended September 30, 2006
Net income			$143.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(6.8)	$—	(6.8)
Unrealized gain on investment securities	0.2	(0.1)	0.1

Other comprehensive (loss)	$(6.6)	$(0.1)	(6.7)

Comprehensive income			$136.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Nine Months Ended September 30, 2007
Net income			$583.8
Other comprehensive income:
Foreign currency translation adjustments	$197.8	$—	197.8
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	52.8	(18.4)	34.4
Amortization of prior service cost	3.8	(1.3)	2.5

Other comprehensive income	$254.4	$(19.7)	234.7

Comprehensive income			$818.5

Disclosure of 2007 foreign currency translation reclassification:
Nine Months Ended September 30, 2007
Foreign currency translation adjustments			$157.4
Add: reclassification adjustment for losses included in net income			40.4

Net foreign currency translation adjustments			$197.8

	Pretax	Tax	Net-of-Tax
	Income	Benefit	Amount

Nine Months Ended September 30, 2006
Net income			$440.3
Other comprehensive income:
Foreign currency translation adjustments (refer to table below)	$91.5	$—	91.5

Other comprehensive income	$91.5	$—	91.5

Comprehensive income			$531.8

Disclosure of 2006 foreign currency translation reclassification:
Nine Months Ended September 30, 2006
Foreign currency translation adjustments			$108.0
Less: reclassification adjustment for gains included in net income			(16.5)

Net foreign currency translation adjustments			$91.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

9)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Shares in millions)		(Shares in millions)

Basic earnings per share:
Income from continuing operations available to common shareholders	$168.6	$140.4	$504.6	$377.8
Average common shares outstanding	180.2	184.1	180.7	184.3
Basic earnings per share	$0.94	$0.76	$2.79	$2.05
Diluted earnings per share:
Income from continuing operations available to common shareholders	$168.6	$140.4	$504.6	$377.8
Average common shares outstanding	180.2	184.1	180.7	184.3
Add: Impact of stock options and restricted stock	3.5	2.6	3.3	2.9

Average common shares outstanding on a diluted basis	183.7	186.7	184.0	187.2

Diluted earnings per share	$0.92	$0.75	$2.74	$2.02

Shares underlying stock options excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Shares in millions)		(Shares in millions)

Stock options	0.4	4.0	0.6	1.2
Average exercise price	$58.40	$46.92	$50.25	$50.07
Years of expiration	2013-2014	2012-2013	2013-2014	2012-2013

The amount of antidilutive restricted common stock excluded from the computation of diluted EPS for the three and nine months ended September 30, 2007 and 2006 was insignificant.

10)	Receivables, Net

	September 30,	December 31,
	2007	2006

Trade	$1,435.8	$1,225.7
Other	92.1	94.5
Less: allowance for doubtful accounts and cash discounts	(34.0)	(31.3)

Receivables, net	$1,493.9	$1,288.9

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

11)	Inventories, Net

	September 30,	December 31,
	2007	2006

Finished goods	$213.8	$202.9
Work in process	273.1	266.7
Raw materials	401.2	338.9
Less: progress payments	(109.0)	(82.0)

Inventories, net	$779.1	$726.5

12)	Plant, Property and Equipment, Net

	September 30,	December 31,
	2007	2006

Land and improvements	$58.2	$51.3
Buildings and improvements	527.7	495.3
Machinery and equipment	1,523.5	1,429.0
Furniture, fixtures and office equipment	226.7	220.3
Construction work in progress	90.2	93.4
Other	75.0	62.7

	2,501.3	2,352.0
Less: accumulated depreciation and amortization	(1,626.0)	(1,519.0)

Plant, property and equipment, net	$875.3	$833.0

13)	Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by business segment, are as follows:

		Defense	Motion
	Fluid	Electronics &	& Flow	Corporate
	Technology	Services	Control	and Other	Total

Balance as of January 1, 2007	$1,123.9	$962.3	$245.6	$5.0	$2,336.8
Goodwill acquired during the period	4.0	14.0	226.5	—	244.5
Other-net, including foreign currency translation	23.2	0.1	(4.5)	—	18.8

Balance as of September 30, 2007	$1,151.1	$976.4	$467.6	$5.0	$2,600.1

Goodwill of $21.7 is excluded from the table above as of January 1, 2007 and is reflected in assets of discontinued businesses held for sale in the Consolidated Condensed Balance Sheet. This amount related to the Switches businesses that were reported as discontinued operations beginning in the third quarter of 2006. See Note 6, “Discontinued Operations,” for additional details related to the Switches businesses.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

Information regarding the Company’s other intangible assets are as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

2007
Finite-lived intangibles:
Customer relationships	$231.8	$(54.2)	$177.6
Proprietary technology	62.3	(13.6)	48.7
Trademarks	36.9	(2.7)	34.2
Patents and other	51.2	(21.8)	29.4
Indefinite-lived intangibles:
Brands and trademarks	8.3	—	8.3

Balance as of September 30, 2007	$390.5	$(92.3)	$298.2

2006
Finite-lived intangibles:
Customer relationships	$152.2	$(41.3)	$110.9
Proprietary technology	45.7	(6.9)	38.8
Trademarks	26.9	(1.4)	25.5
Patents and other	48.4	(18.6)	29.8
Indefinite-lived intangibles:
Brands and trademarks	8.2	—	8.2

Balance as of December 31, 2006	$281.4	$(68.2)	$213.2

Amortization expense related to intangible assets for the three and nine month periods ending September 30, 2007 was $5.3 and $20.3, respectively. Amortization expense related to intangible assets for the three and nine month periods ending September 30, 2006 was $8.2 and $20.8, respectively.

Estimated annual amortization expense for each of the five succeeding years is as follows:

2008	2009	2010	2011	2012

$30.4	$28.5	$27.0	$25.9	$24.9

See Note 15, “Acquisitions” for additional information.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

14)	Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2007	2006

Pension assets and prepaid benefit plan costs	$326.7	$243.2
Insurance receivables	178.9	164.3
Other long-term third party receivables, net	62.2	60.0
Other employee benefit related assets	49.3	33.0
Capitalized software costs	24.4	15.3
Investments in unconsolidated companies	9.2	13.0
Environmental and employee benefit trusts	7.6	7.0
Other	31.6	27.4

	$689.9	$563.2

15)	Acquisitions

2007 Acquisitions

During 2007, the Company spent $395.7, net of cash acquired, and including direct acquisition costs, on acquisitions that it does not believe are material individually or in the aggregate to its results of operations or financial condition. The most significant of these acquisitions was as follows:

On September 10, 2007, the Company announced that it had completed the acquisition of International Motion Control (“IMC”) for $388.9, net of cash acquired and including direct acquisition costs. IMC is a global developer of motion control products, and is a market leader in the manufacture of specialty energy absorption, industrial and aviation control and automation technology. Management believes that IMC, which had 2006 revenues of approximately $200, will add a complementary mix of highly engineered, mission-critical products to the Company’s Motion & Flow Control business segment.

The Company has preliminarily assigned value to the assets and liabilities of all 2007 acquisitions, however, the allocations are subject to further refinement. As of September 30, 2007, the excess of the purchase price over the fair value of net assets acquired in these transactions, $244.5, was recorded as goodwill, of which $226.5, $14.0 and $4.0 are reflected in the Motion & Flow Control, Defense Electronics & Services and Fluid Technology segments, respectively.

Intangible assets relating to the 2007 acquisitions totaled $98.8 at September 30, 2007. This amount includes $79.9 of customer relationships, $9.5 of proprietary technology, $9.1 of trademarks, and $0.3 of other identifiable intangible assets. These intangible assets are amortized over lives of 3-20 years, 9-15 years, 20 years and 3 months, respectively.

In 2007, the Company had no material changes resulting from the finalization of purchase price allocations related to prior period acquisitions.

On September 17, 2007 the Company announced that it had reached a definitive agreement with EDO Corporation (“EDO”), a global aerospace and defense company, to purchase all outstanding shares of EDO for $56 per share in cash. EDO designs and manufactures a diverse range of products for defense, intelligence and commercial markets, and provides related engineering and professional services. Management believes that the addition of EDO, with expected 2007 revenues of $1.15 billion, will allow the Company’s Defense Electronics & Services segment to provide a broader set of solutions to a wider band of customers. Furthermore, the Company

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

expects it will be better positioned to play an important role on some of the U.S. military’s vital transformational initiatives, such as the Joint Strike Fighter, the Navy’s Littoral Combat Ship, counter improvised explosive devise programs, and the Coast Guard Deepwater programs. The Company estimates the value of the transaction at $1.7 billion, including the assumption of approximately $120 of net debt and the anticipated conversion of convertible notes. The transaction, which is subject to approval of EDO’s shareholders, as well as customary closing and regulatory conditions, is expected to be completed in early 2008.

2006 Acquisitions

During the first nine months of 2006, the Company spent $75.2 on acquisitions that it does not believe are material individually or in the aggregate to its results of operations or financial condition. These acquisitions included:

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

As of September 30, 2007 and December 31, 2006, the excess of the purchase price over the fair value of net assets acquired in these transactions of $43.9 was recorded as goodwill, of which $29.0 and $14.9 are reflected in the Fluid Technology and Defense Electronics & Services business segments, respectively.

Intangible assets relating to the acquisitions described above totaled $35.1. This amount includes $19.2 for proprietary technology, $7.9 associated for customer relationships, $5.1 of trademarks, and $2.9 of other identifiable intangible assets. These intangible assets are amortized over lives of 7-10 years, 10 years, 10 years and 10 years, respectively.

16)	Commitments and Contingencies

The Company and its subsidiaries are from time to time involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to defend itself vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have a material adverse impact on the cash flow, results of operations or financial condition of the Company on a consolidated basis in the foreseeable future.

Environmental:

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company’s environmental liability includes matters associated with properties containing disposed or recycled wastes generated by current or former properties of ITT, and nearby properties impacted by contamination originating at those properties. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such conditions, the selection of

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

alternative remedies, and changes in clean-up standards. In management’s opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) or its state equivalent. As of September 30, 2007, the Company is responsible, or is alleged to be responsible, for approximately 82 ongoing environmental investigation and remediation sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings the Company’s liability is considered de minimis. At September 30, 2007, the Company’s best estimate for environmental liabilities is $101.8, which approximates the accrual related to the investigation and remediation of ground water, soil, and soil vapor as well as related legal fees. The low range estimate for its environmental liabilities is $76.7 and the high range estimate for those liabilities is $183.6. On an annual basis the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley aquifer. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifer. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment plant. The operation of the water treatment plant is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment plant and the Company. In 2007 one PRP defaulted on their percentage share of costs, and the PRP Group is pursuing a remedy of the default, however, this default may increase ITT’s allocated share of the liability. Additionally, modification to the allowable hexavalent chromium standard is anticipated, and this change in regulatory standard may result in additional costs for modifications to the water treatment plant. As of September 30, 2007, the Company’s accrual for operation of the water treatment plant through 2013 was $8.5 representing its best estimate; its low estimate for the liability is $5.1 and its high estimate is $14.0.

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

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan, operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste which occurred as early as the 1930s. The Company’s current estimates for its exposure are between $6.8 and $14.8,

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

and it has an accrual for this matter of $10.5 which represents its best estimate. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs.

The Company operated a facility in Rochester, New York, called Rochester Form Machine from 1979 — 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with New York State Department of Environmental Conservation to investigate and remediate facility-related impacts to soil, soil vapor and ground water. As of September 30, 2007, the Company’s current estimate for this exposure is between $3.4 and $13.6 and it has an accrual for this matter of $5.5 which represents the best estimate. The Company will pursue claims against certain other PRPs who may share responsibility for impacts.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the four listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. This case had been on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. However, in April 2007, the Superior Court vacated its earlier ruling dismissing the claims, and, as a result, the Court of Appeals dismissed the appeal as moot. Thus, the case is now back before Superior Court for another hearing, applying the California Superior Court’s ruling in Powerine Oil Co. v. Superior Court. In the event the Company is successful before the Superior Court, it will pursue the administrative claims against its excess insurers. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

In December 2005, the Company received an anonymous complaint regarding the possible payment of commissions to foreign government officials by employees of its Nanjing Goulds Pumps company, in Nanjing, China. Such commission payments may violate the Foreign Corrupt Practices Act (“FCPA”). The Company is conducting an investigation utilizing internal and external resources and voluntarily disclosed the preliminary results of the investigation to the United States Department of Justice and the Securities and Exchange Commission. At the conclusion of the investigation, the Government could impose a civil penalty or a criminal fine and/or order that the Company disgorge any profits derived from contracts where inappropriate commissions where paid. The Company does not expect that this matter will have any material adverse impact on the cash flow, results of operations, or financial condition of the Company on a consolidated basis.

On March 27, 2007, the Company reached a settlement relating to an investigation of its ITT Night Vision’s compliance with International Traffic in Arms Regulations (“ITAR”). As part of the settlement, the Company pleaded guilty in the United States District Court for the Western District of Virginia to one ITAR violation relating to the improper handling of sensitive documents and one ITAR violation involving making misleading statements. The Company will pay a total of $50.0 in fines, forfeitures and penalties, including a payment of $30.0 made in the first quarter of 2007. This liability was fully accrued at December 31, 2006. The Government has agreed to defer action regarding a third count of ITAR violations pending the Company’s implementation of a remedial action plan. The Company has also agreed to invest $50.0 over the next five years in research and development and capital

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

improvements for its Night Vision products. As a result of the guilty plea, the Company became subject to automatic statutory “debarment” from future export licenses. However, because the debarment is applicable to only a portion of the Company’s Night Vision business, it is expected that the net effect of the debarment will restrict less than 5% of total Night Vision sales for a period of not less than one year. The Company can seek reinstatement of export privileges after one year. The Company is currently negotiating an administrative agreement with the Department of State. On October 11, 2007, the Company and the Department of Defense finalized an Administrative Compliance Agreement wherein the Company agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of the Company’s compliance programs. Management believes that theses matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On April 17, 2007, the Company’s Board of Directors received a letter on behalf of a shareholder requesting that the Board take appropriate action against the employees responsible for the actions described in the Company’s agreements with the United States Attorney’s Office for the Western District of Virginia, which were disclosed on Form 8-K filed on March 30, 2007. The Board of Directors has appointed a Special Litigation Committee to evaluate the request.

On April 20, 2007, the Company received notice of a shareholder derivative action, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, CA No. 07-CV-2878 (the “Piven” action), alleging that the Company’s Board of Directors breached their fiduciary duties in connection with the Company’s compliance programs at its Night Vision business. The Piven Complaint seeks compensatory and punitive damages for the Company from its Directors, the removal of the Directors, and the election of new directors. On July 12, 2007, the Company received notice of a second shareholder derivative action, Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Levy” action). The Levy Complaint asserts similar claims as the Piven Complaint and seeks compensatory damages for the Company from its Directors. On August 20, 2007, the Company received notice of the third derivative action, Anthony Reale v. Steven R. Loranger et.al and ITT Company [sic], U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Reale” action). The Reale action also names as John Doe defendants the individual managers allegedly responsible for the actions that gave rise to the Night Vision guilty plea, as well as the law firm that advised the Company in connection with a voluntary disclosure of violations. All three actions are consolidated before the District Court for the Southern District of New York, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB). The Company will file a motion to dismiss the anticipated consolidated Complaint at the appropriate time. Management believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17)	Guarantees, Indemnities and Warranties

Guarantees & Indemnities

Since its incorporation in 1920, the Company has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. The Company does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. Existing material indemnities are discussed in detail below.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

The Company provided a performance bond guarantee in the amount of $10.0 related to its real estate development activities in Flagler County, Florida. The Company would be required to perform under this guarantee if certain parties did not satisfy all aspects of the development order, the most significant aspect being the expansion of a bridge. The maximum amount of the undiscounted future payments equals $10.0. At September 30, 2007, the Company has an accrual related to this matter in the amount of $10.0.

In December of 2002, the Company entered into a sales-type lease agreement for its corporate aircraft and then leased the aircraft back under an operating lease agreement. The Company has provided, under the agreement, a residual value guarantee to the counterparty in the amount of $44.8, which is the maximum amount of undiscounted future payments. The Company would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At September 30, 2007, the Company does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

In connection with the coverage in place agreement between Goulds and Utica described in Note 16, “Commitments and Contingencies,” the Company has provided a short-term standby letter of credit in the amount of $10.0 to secure repayment by Goulds of sums previously advanced by Utica under that settlement.

Product Warranties:

The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. Changes in product warranty accruals for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006

Beginning balance January 1	$46.8	$39.3
Accruals for product warranties issued in the period	16.4	21.2
Changes in pre-existing warranties, including changes in estimates and foreign currency translation adjustments	(2.8)	(0.3)
Payments	(16.3)	(16.7)

Ending balance September 30	$44.1	$43.5

18) Business Segment Information

Unaudited financial information of the Company’s business segments for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$858.4	$1,011.5	$314.6	$—	$(3.3)	$2,181.2
Operating income (expense)	$110.7	$137.1	$44.4	$(32.7)	$—	$259.5
Operating margin	12.9%	13.6%	14.1%	—	—	11.9%
Total assets	$3,051.0	$2,037.6	$1,364.4	$2,144.3	$—	$8,597.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except share and per share amounts, unless otherwise stated)

	Three Months Ended September 30, 2006
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$780.3	$957.4	$267.0	$—	$(3.6)	$2,001.1
Operating income (expense)	$97.8	$112.6	$33.7	$(29.2)	$—	$214.9
Operating margin	12.5%	11.8%	12.6%	—	—	10.7%
Total assets(1)	$2,846.9	$2,052.3	$860.3	$1,641.1	$—	$7,400.6

	Nine Months Ended September 30, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$2,523.9	$2,998.3	$962.3	$—	$(9.9)	$6,474.6
Operating income (expense)	$307.3	$377.3	$149.4	$(105.8)	$—	$728.2
Operating margin	12.2%	12.6%	15.5%	—	—	11.2%
Total assets	$3,051.0	$2,037.6	$1,364.4	$2,144.3	$—	$8,597.3

	Nine Months Ended September 30, 2006
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$2,231.3	$2,707.0	$829.8	$—	$(11.5)	$5,756.6
Operating income (expense)	$262.4	$309.0	$113.8	$(83.9)	$—	$601.3
Operating margin	11.8%	11.4%	13.7%	—	—	10.4%
Total assets(1)	$2,846.9	$2,052.3	$860.3	$1,641.1	$—	$7,400.6

(1)	As of December 31, 2006.

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

The Company forecasts consolidated revenues for 2007 to be in the range of $8.730 billion to $8.775 billion, or 11.8% to 12.4% over the prior year.

Summarized below is information on each of the three business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges, areas of focus and selected financial data.

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions. During the second quarter of 2007, the Company realigned its Fluid Technology organization, by combining its businesses serving the Advanced Water Treatment market primarily with Flygt, the Company’s principal business serving the Wastewater market. The integration is designed to leverage existing sales and distribution networks and to combine market-facing businesses to take advantage of scale, process and market leadership. Within the realigned structure, the Fluid Technology business segment provides goods and services to the following markets: Water & Wastewater (biological/ozone/UV treatment systems for municipal and industrial wastewater treatment and submersible pumps and mixers for sewage and wastewater treatment facilities), Residential & Commercial Water (pumps and accessories for residential, municipal and commercial applications), and Industrial Process (pumps/valves for the industrial, mining and chemical industries, pulp and paper solutions for process modules, skid systems and stainless steel vessels).

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

Factors that could impact Fluid Technology’s financial results include: broad economic conditions in markets served, weather conditions, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include: new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases. The Company forecasts full year 2007 revenues for the Fluid Technology business segment to be between $3.440 billion and $3.455 billion, an increase of 12.1% to 12.5% over 2006.

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

Factors that could impact Defense Electronics & Services’ financial results include: the level of defense funding by domestic and foreign governments, the Company’s ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and the Company’s ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include: new or improved product offerings, new contract wins, and successful program execution. The Company forecasts full year 2007 revenues for the Defense Electronics & Services business segment to be between $4.020 billion and $4.040 billion, an increase of 9.9% to 10.4% over 2006.

Motion & Flow Control

Motion & Flow Control comprises a group of businesses including Connectors, Friction Materials, Marine & Leisure, KONI and Aerospace Controls. Connectors designs and manufactures rugged electronic connectors for communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses. Friction Materials designs and manufactures friction pads for braking applications. Marine & Leisure produces pumps and related products for the leisure marine market, pumps and components for beverage applications and designs and manufactures jets, pumps and other components for whirlpool baths and hot tub spas. KONI provides high-end dampeners for auto, truck, bus and rail markets. Aerospace Controls produces valves, actuators and switches for the commercial, military, regional, business and general aviation markets; switches and regulators for the oil and gas, power generation and chemical markets; and pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

As a result of the acquisition of International Motion Control (“IMC”), described below in further detail, the Company plans to realign its Motion & Flow Control segment around six technological capabilities. The new business structure of the Motion & Flow Control segment will include Energy Absorption, Flow Control, Aerospace Controls, Controls, Friction Technologies and Interconnect Solutions.

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

The Motion & Flow Control businesses’ financial results are driven by economic conditions in its major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, weather conditions, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include: expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment. The Company forecasts full year 2007 revenues for the Motion & Flow Control business segment to be between $1.280 billion and $1.300 billion, an increase of 17.1% to 18.9% over 2006.

Acquisitions

International Motion Control

On September 10, 2007, the Company announced that it had completed the acquisition of IMC for $388.9, net of cash acquired and including direct acquisition costs. IMC is a global developer of motion control products, and is a market leader in the manufacture of specialty energy absorption, industrial and aviation control and automation technology. Management believes that IMC, which had 2006 revenues of approximately $200, will add a complementary mix of highly engineered, mission-critical products to the Company’s Motion & Flow Control business segment.

EDO Corporation

On September 17, 2007 the Company announced that it had reached a definitive agreement with EDO Corporation (“EDO”), a global aerospace and defense company, to purchase all outstanding shares of EDO for $56 per share in cash. EDO designs and manufactures a diverse range of products for defense, intelligence and commercial markets, and provides related engineering and professional services. Management believes that the addition of EDO, with expected 2007 revenues of $1.15 billion, will allow the Company’s Defense Electronics & Services segment to provide a broader set of solutions to a wider band of customers. Furthermore, the Company expects it will be better positioned to play an important role on some of the U.S. military’s vital transformational initiatives, such as the Joint Strike Fighter, the Navy’s Littoral Combat Ship, counter improvised explosive devise programs, and the Coast Guard Deepwater programs. The Company estimates the value of the transaction at $1.7 billion, including the assumption of approximately $120 of net debt and the anticipated conversion of convertible notes. The transaction, which is subject to approval of EDO’s shareholders, as well as customary closing and regulatory conditions, is expected to be completed in early 2008.

See Note 15, “Acquisitions,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Results of Operations

For the quarter ended September 30, 2007, the Company reported sales and revenues of $2,181.2 and net income of $230.1, or $1.25 per diluted share, compared with sales and revenues of $2,001.1 and net income of $143.5, or $0.77 per diluted share for the quarter ended September 30, 2006. For the first nine months of 2007, the Company reported sales and revenues of $6,474.6 and net income of $583.8, or $3.17 per diluted share, compared with sales and revenues of $5,756.6 and net income of $440.3, or $2.35 per diluted share for the same 2006 period. Net income for the quarter and first nine months ended September 30, 2007 includes income from discontinued operations of $61.5 and $79.2 or $0.33 and $0.43 per diluted share, respectively, compared to $3.1 and $62.5 or $0.02 and $0.33 per diluted share for the same comparable prior year periods. In addition, net income for the first nine months of 2007 included a total after-tax benefit of $60.6 resulting from the settlement of a tax examination in the second quarter.

Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

Consolidated Financial Results

	Three Months Ended September 30			Nine Months Ended September 30
			Increase (Decrease)			Increase (Decrease)
	2007	2006	%/Point Change	2007	2006	%/Point Change

Sales and revenues	$2,181.2	$2,001.1	9.0%	$6,474.6	$5,756.6	12.5%
Costs of sales and revenues	1,540.1	1,437.8	7.1%	4,606.9	4,159.5	10.8%
Selling, general and administrative expenses	327.6	296.9	10.3%	978.5	844.2	15.9%
Research & development expenses	46.8	41.7	12.2%	129.9	119.6	8.6%
Restructuring and asset impairment charges, net	7.2	9.8	(26.5)%	31.1	32.0	(2.8)%
Operating income	259.5	214.9	20.8%	728.2	601.3	21.1%
Interest expense	25.8	19.4	33.0%	68.7	60.8	13.0%
Interest income	12.6	6.3	100.0%	31.0	14.8	109.5%
Income tax expense	73.1	57.3	27.6%	175.3	163.9	7.0%
Income from continuing operations	168.6	140.4	20.1%	504.6	377.8	33.6%
Income from discontinued operations, net of tax	61.5	3.1	1,883.9%	79.2	62.5	26.7%
Gross margin	29.4%	28.2%	1.2	28.8%	27.8%	1.0
Selling, general and administrative expenses as a% of sales	15.0%	14.8%	0.2	15.1%	14.7%	0.4
Research & development expenses as a% of sales	2.1%	2.1%	—	2.0%	2.1%	(0.1)
Operating margin	11.9%	10.7%	1.2	11.2%	10.4%	0.8
Effective tax rate	30.2%	29.0%	1.2	25.8%	30.3%	(4.5)

Sales and Revenues

Sales and revenues increased $180.1 or 9.0% for the third quarter of 2007 over the same prior year period. Excluding the impact of foreign currency translation (“constant currency basis”), sales and revenues for the third quarter increased $136.1 or 6.8%. Higher sales volumes and prices from existing businesses (“organic growth”) at each of the Company’s business segments contributed $123.3 or 6.2% to the overall revenue growth. In addition, the Company realized sales and revenues from acquired companies of $12.8 during the current period.

Sales and revenues for the first nine months of 2007 were $718.0 or 12.5% higher than the same prior year period. On a constant currency basis, sales and revenues for the first nine months of 2007 increased $595.9 or 10.4%. Organic growth from each of the Company’s business segments contributed $553.7 or 9.6% to the overall revenue growth. In addition, the Company realized sales and revenues from acquisitions of $42.2 during the same period.

During the third quarter of 2007, the Company received orders of $2,378.4. This represents a $227.6 or 10.6% increase over the same prior year period. On a constant currency basis, orders grew $181.4, or 8.4%. This increase was primarily attributable to organic growth of $179.2, or 8.3%, driven by increases in each of the Company’s business segments. Orders for the first nine months of 2007 were $6,397.6, an increase of $249.6 or 4.1% over the same period for 2006. On a constant currency basis, orders increased $119.8 or 1.9% over the first nine months of 2006.

Costs of Sales and Revenues and Gross Profit

The Company’s costs of sales and revenues increased 7.1% and 10.8% for the third quarter and first nine months of 2007, respectively, over the same prior year periods primarily due to higher sales volumes.

Higher sales volumes and increased price drove the overall increase in gross profit for both periods. Gross margin (as a percent of sales) was higher for the third quarter and first nine months of 2007 at 29.4% and 28.8%, respectively, compared to 28.2% and 27.8% for the same periods in 2006. These increases were driven by the Company’s productivity and cost savings initiatives, including continued efforts to improve supply chain productivity and control material costs, partially offset by unfavorable mix and the impact of foreign exchange translation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 10.3% and 15.9% overall and 0.2% and 0.4% as a percentage of sales for the third quarter and first nine months of 2007, respectively, compared to the same prior year periods. The year-over-year increase in both periods was primarily attributable to higher levels of marketing expense at each of the Company’s business segments in support of product campaigns and new sales proposals. In addition, general and administrative expense increased reflecting higher compensation-related costs and the Company’s investment in growth and process improvement initiatives.

Research & Development Expenses

Research and Development expenses (“R&D”) increased 12.2% and 8.6% for the third quarter and first nine months of 2007, respectively, compared to the same prior year periods. R&D expense as a percentage of sales was relatively consistent with the prior year periods as the Company continued its efforts to support product development.

Restructuring and Asset Impairment Charges, Net

During the third quarter and first nine months of 2007, the Company recorded $7.2 and $31.1 of net restructuring and asset impairment charges, respectively, to streamline its operating structure. The Company recorded $9.8 and $32.0 of net restructuring and asset impairment charges, respectively, during the same prior year periods. See the section entitled “Restructuring and Asset Impairment Charges” and Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating Income

Operating income increased 20.8% and 21.1% for the third quarter and first nine months of 2007, respectively, over the same prior year periods. As mentioned in the previous sections, the increase was primarily due to higher sales volumes and benefits from operating efficiencies and cost savings initiatives, partially offset by unfavorable mix and the impact of foreign exchange translation and increased SG&A expenses.

Interest Expense and Interest Income

Interest expense during the third quarter and first nine months of 2007 increased 33.0% and 13.0%, respectively, compared to the same prior year periods. This increase was primarily attributable to higher debt levels during the periods, reflecting the Company’s funding for acquisitions, common stock repurchases, capital expenditures and pension plan contributions. Partially offsetting the nine month year-over-year variance was a decrease of $7.0 in the amount of accrued interest as a result of the settlement of a tax examination during the second quarter of 2007.

The Company recorded interest income of $12.6 and $31.0 for the third quarter and first nine months of 2007, an increase of $6.3 and $16.2, respectively, from the prior year periods. These increases are primarily attributable to a higher balance of cash and cash equivalents over the comparable 2006 periods.

Income Tax Expense

Income tax expense for the third quarter and first nine months of 2007 was $73.1 and $175.3, or 30.2% and 25.8% of income from continuing operations, respectively. During the second quarter of 2007, the Company recorded a tax benefit of $44.3 resulting from the settlement of a tax examination.

Income tax expense for the third quarter and first nine months of 2006 was $57.3 and $163.9, or 29.0% and 30.3% of income from continuing operations, respectively.

See Note 5, “Income Taxes,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Income from Continuing Operations

Income from continuing operations was $168.6 or $0.92 per diluted share and $504.6 or $2.74 per diluted share for the third quarter and first nine months of 2007, respectively. Income from continuing operations was $140.4 or $0.75 per diluted share and $377.8 or $2.02 per diluted share for the comparable 2006 periods. The increase reflects the results discussed above.

Income from Discontinued Operations, Net of Tax

During the third quarter and first nine months of 2007, the Company recognized $61.5 and $79.2 of income from discontinued operations, net of tax, compared to $3.1 and $62.5 in the comparable prior year period.

In addition to results of operations from the Company’s Switches businesses during 2007 and 2006, income from discontinued operations reflects an after-tax gain on the sale of a component of the Switches business of $63.7 and $58.7 for the third quarter and nine months of 2007, respectively, and a $42.3 after-tax gain on the sale of the Company’s automotive brake & fuel tubing and components business and the Company’s industrial non-metallic lined pumps and valves business during 2006.

See Note 6, “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Segment Review

	Sales & Revenues		Operating Income		Operating Margin
Three Months Ended September 30	2007	2006	2007	2006	2007	2006

Fluid Technology	$858.4	$780.3	$110.7	$97.8	12.9%	12.5%
Defense Electronics & Services	1,011.5	957.4	137.1	112.6	13.6%	11.8%
Motion & Flow Control	314.6	267.0	44.4	33.7	14.1%	12.6%
Corporate and Other/Eliminations	(3.3)	(3.6)	(32.7)	(29.2)	—	—

Total	$2,181.2	$2,001.1	$259.5	$214.9	11.9%	10.7%

	Sales & Revenues		Operating Income		Operating Margin
Nine Months Ended September 30	2007	2006	2007	2006	2007	2006

Fluid Technology	$2,523.9	$2,231.3	$307.3	$262.4	12.2%	11.8%
Defense Electronics & Services	2,998.3	2,707.0	377.3	309.0	12.6%	11.4%
Motion & Flow Control	962.3	829.9	149.4	113.8	15.5%	13.7%
Corporate and Other/Eliminations	(9.9)	(11.5)	(105.8)	(83.9)	—	—

Total	$6,474.6	$5,756.6	$728.2	$601.3	11.2%	10.4%

Fluid Technology

For the three months ended September 30, 2007, the Fluid Technology business segment had sales and revenues of $858.4, an increase of $78.1 or 10.0% over the same prior year period. On a constant currency basis, sales and revenues increased $46.2 or 5.9%, primarily benefiting from higher sales volumes and prices over the prior year. The Industrial Process business grew 16.8% on a constant currency basis resulting from continued strength in the chemical, power, mining and general industrial markets. The Residential & Commercial Water business increased sales 6.6% on a constant currency basis, as strength in commercial applications was partially offset by softness in the residential market. Water & Wastewater, up 1.9% on a constant currency basis, contributed to the overall increase, benefiting from strength in large pump sales and the dewatering business, offset by softness in the U.S. water treatment business.

For the first nine months of 2007, the Fluid Technology business segment had sales and revenues of $2,523.9, an increase of $292.6 or 13.1% over the same prior year period. On a constant currency basis, sales and revenues grew $209.2 or 9.4% over the prior year. The year-over-year increase is primarily attributable to contributions from each of the segment’s businesses and resulted from the same factors described in the third quarter analysis presented above. In addition, acquisitions completed after the second quarter of 2006 contributed $26.8 million to the first half 2007 results of operations.

The Fluid Technology business segment received orders of $929.8 and $2,749.4 for the third quarter and first nine months of 2007, respectively. On a constant currency basis, the segment received orders of $896.8 and $2,659.9 for the third quarter and first nine months of 2007. Orders received during the third quarter and first nine months of 2006 totaled $821.3 and $2,381.6, respectively. The overall increase was primarily attributable to strength in the water transport business, particularly within the mining industry and the public utility/municipal markets, and continued strength in industrial project orders.

Operating income increased $12.9 or 13.2% and $44.9 or 17.1% for the third quarter and first nine months of 2007, respectively, compared to the same prior year periods. Excluding the impact of foreign exchange translation and contributions from acquisitions, operating income increased $7.8 or 8.0% and $33.2 or 12.7% over the same periods. The year-over-year increases were primarily driven by higher sales volumes, price increases and operating efficiencies, partially offset by higher material, facility rationalization, and compensation costs. Excluding the impact of foreign exchange translation and contributions from acquisitions, operating margin for the third quarter and first nine months of 2007 was 12.8% and 12.2%, respectively, compared to 12.5% and 11.8% for the same prior year periods.

Defense Electronics & Services

For the quarter and nine months ended September 30, 2007, the Defense Electronics & Services business segment recorded revenues of $1,011.5 and $2,998.3, an increase of 5.7% and 10.8%, respectively, over the same prior year period. The benefit of new programs and sales growth on existing contracts, particularly at the Advanced Engineering & Services and Systems businesses, drove both year-over-year increases. In addition, volume declines within our Space Systems business due to lower content on certain platforms partially offset the segment’s overall performance.

The Defense Electronics & Services business segment received sales orders of $1,126.1 for the third quarter of 2007 compared to $1,056.5 during the same prior year period. 2007 year-to-date sales orders totaled $2,672.3 compared to $2,906.3 for 2006.

Operating income increased $24.5 or 21.8% and $68.3 or 22.1% for the third quarter and first nine months of 2007, respectively, compared to the same prior year periods. The year-over-year increases were driven by the previously mentioned sales drivers and increased operating efficiencies, particularly within the Aerospace/Communications business, partially offset by the above mentioned sales volume declines within the Space Systems business. Operating margins of 13.6% and 12.6% for the third quarter and first nine months of 2007, respectively, were higher compared to 11.8% and 11.4% for the same prior year periods.

Motion & Flow Control

For the three months ended September 30, 2007, the Motion & Flow Control business segment had sales of $314.6, an increase of $47.6 or 17.8% over the same prior year period. On a constant currency basis, sales increased $35.5 or 13.3%. This increase was primarily attributable to sales from acquisitions and double-digit organic growth from the Aerospace Controls and Friction Materials businesses. Acquisitions contributed sales of $11.6 during the third quarter of 2007, $11.1 of which related to IMC. Higher sales to the commercial, military and to a lesser extent the industrial markets drove the 26.1% year-over-year growth in the Aerospace Controls business, while higher volumes attributable to new European platforms and existing programs resulted in 14.0% growth in the Friction Materials business. Higher volumes of electronic components sales, particularly in Asia and the Americas, drove growth of 7.3% on a constant currency basis in the Connectors business. KONI sales increased 10.8% on a constant currency basis over the prior year, primarily due to higher volumes within the bus, truck and rail markets. The Marine & Leisure business, with sales growth of 2.7% on a constant currency basis, benefited from higher volumes in the marine, industrial and beverage markets, partially offset by results from a soft Spa/Whirlpool market.

For the first nine months of 2007, the Motion & Flow Control business segment had sales of $962.3, an increase of $132.4 or 16.0% over the same prior year period. On a constant currency basis, sales grew 11.3% over the prior year. The year-over-year increase is attributable to contributions from each of the segment’s businesses and resulted from the same factors described in the third quarter analysis presented above. Acquisitions contributed $13.4 to the overall sales growth of the business segment.

The Motion & Flow Control business segment received orders of $325.7 and $984.4 for the third quarter and first nine months of 2007, respectively. On a constant currency basis, the segment received orders of $312.6 and $944.3 for the third quarter and first nine months of 2007. Orders received during the third quarter and first nine months of 2006 totaled $274.9 and $866.3, respectively.

Operating income increased $10.7 or 31.8% and $35.6 or 31.3% for the third quarter and first nine months of 2007, respectively, compared to the same prior year periods. Excluding the impact of foreign exchange translation and contributions from acquisitions, operating income increased 33.5% and 26.7% over the same periods. The year-over-year increase for both periods was primarily attributable to the higher sales volumes noted above, cost reduction initiatives and productivity improvements. These benefits were partially offset by increased selling, general and administrative costs, including increased marketing expense and higher compensation costs. Additionally, gains recognized on the sale of assets during the second quarter of 2006 partially offset the nine month year-over-year increase in operating income. Excluding the impact of foreign exchange translation and contributions from acquisitions, operating margins for the third quarter and first nine months of 2007 were 15.5% and 15.8%, respectively, compared to 12.6% and 13.7% for the same prior year periods.

Corporate and Other

Corporate expenses of $32.7 and $105.8 for the third quarter and first nine months of 2007 increased $3.5 and $21.9 compared to the same prior year periods, primarily reflecting higher bonus, stock-based compensation, and other compensation-related expense.

Restructuring and Asset Impairment Charges

2007 Restructuring Activities

Three Months Ended September 30

During the third quarter of 2007, the Company recorded a net restructuring charge of $7.2, reflecting costs of $5.8 related to actions during the quarter and $1.9 related to prior actions, as well as the reversal of $0.5 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Three Months Ended September 30
		Other	Lease			Planned	Prior Actions
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$4.3	$0.1	$0.1	$0.7	$5.2	47	$1.4	$—
Defense Electronics & Services	0.1	—	—	—	0.1	4	0.1	(0.3)
Motion & Flow Control	0.5	—	—	—	0.5	27	0.4	(0.2)

	$4.9	$0.1	$0.1	$0.7	$5.8	78	$1.9	$(0.5)

The charges associated with actions announced during the third quarter of 2007 represent a reduction of structural costs in all business segments. Planned position eliminations total 78, including 22 factory workers, 49 office workers and seven management employees. The costs associated with the prior actions are largely due to additional severance costs as well as asset impairment write-offs.

The projected future savings from restructuring actions announced during the third quarter of 2007 are approximately $2 during 2007 and $29 between 2008 and 2012. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $1.1 were made during the third quarter of 2007 related to actions announced during that period.

Nine Months Ended September 30

During the nine months ended September 30, 2007, the Company recorded a net restructuring charge of $31.1, reflecting costs of $26.1 related to actions during the nine months and $6.7 related to prior years’ plans, as well as the reversal of $1.7 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Nine Months Ended September 30						Prior
		Other	Lease			Planned	Years’ Plans
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$15.6	$0.4	$0.9	$1.3	$18.2	254	$2.9	$(0.9)
Defense Electronics & Services	2.4	—	1.3	—	3.7	43	2.9	(0.3)
Motion & Flow Control	2.4	—	—	—	2.4	48	0.9	(0.5)
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$22.2	$0.4	$2.2	$1.3	$26.1	347	$6.7	$(1.7)

The charges associated with actions announced during the first nine months of 2007 represent a reduction of structural costs in all business segments and the planned closure of three facilities in the Fluid Technology segment and one facility in the Defense Electronics & Services segment. Planned position eliminations total 347, including 172 factory workers, 160 office workers and 15 management employees. The costs associated with the prior years’ plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset write-offs and severance costs.

The projected future savings from restructuring actions announced during the first nine months of 2007 are approximately $8 during 2007 and $135 between 2008 and 2012. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $14.1 were made during the first nine months of 2007 related to actions announced during that period.

2006 Restructuring Activities

Three Months Ended September 30

During the third quarter of 2006, the Company recorded a net restructuring charge of $9.8, reflecting costs of $8.8 related to actions during the quarter and costs of $1.4 related to prior actions, as well as the reversal of $0.4 restructuring accruals that management determined would not be required.

Components of Charges

	2006 Actions — Three Months Ended September 30
		Other	Lease			Planned	Prior Actions
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$3.1	$0.8	$0.3	$1.1	$5.3	130	$0.5	$(0.2)
Defense Electronics & Services	0.2	—	0.8	—	1.0	10	—	—
Motion & Flow Control	2.2	—	—	—	2.2	10	0.7	(0.2)
Corporate and Other	0.3	—	—	—	0.3	4	0.2	—

	$5.8	$0.8	$1.1	$1.1	$8.8	154	$1.4	$(0.4)

The charges associated with actions announced during the third quarter of 2006 represent a reduction of structural costs in all business segments and the planned closure of one facility in the Fluid Technology segment and one facility in the Defense Electronics & Services segment. Planned position eliminations total 154, including 81 factory workers, 70 office workers, and three management employees. The costs associated with the prior actions primarily reflect additional severance costs.

The projected future savings from restructuring actions announced during the third quarter of 2006 are approximately $8 during 2007 (of which $7 is incremental to savings realized in 2006) and $34 between 2008 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $3.6 were made during the third quarter of 2006 related to actions announced during that period.

Nine Months Ended September 30

During the nine months ended September 30, 2006, the Company recorded a net restructuring charge of $32.0, reflecting costs of $31.6 related to actions during the nine months and $3.3 related to prior years’ plans, as well as the reversal of $2.9 of restructuring accruals that management determined would not be required.

Components of Charges

	2006 Actions — Nine Months Ended September 30						Prior
		Other	Lease			Planned	Years’ Plans
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$7.6	$2.7	$0.4	$1.1	$11.8	268	$0.5	$(0.7)
Defense Electronics & Services	3.0	0.1	0.8	—	3.9	102	—	(0.1)
Motion & Flow Control	8.8	0.1	5.0	1.2	15.1	225	2.7	(2.1)
Corporate and Other	0.8	—	—	—	0.8	7	0.1	—

	$20.2	$2.9	$6.2	$2.3	$31.6	602	$3.3	$(2.9)

The charges associated with actions announced during the first nine months of 2006 represent a reduction of structural costs in all business segments and the planned closure of three facilities in the Fluid Technology segment, one facility in the Motion & Flow Control segment and one facility in the Defense Electronics & Services segment. Planned position eliminations total 602, including 320 factory workers, 262 office workers, and 20 management employees. The costs associated with the prior years’ plans primarily reflect additional severance costs.

The projected future savings from restructuring actions announced during the first nine months of 2006 are approximately $34 during 2007 (of which $17 is incremental to savings realized in 2006) and $136 between 2008 and 2011. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $14.6 were made during the first nine months of 2006 related to actions announced during that period.

Liquidity and Capital Resources

Cash and cash equivalents increased $503.0 during the first nine months of 2007 to $1,440.1 as September 30, 2007. During the same period, the Company generated $490.1 of cash from operating activities and issued short-term debt of $532.8 and recognized $225.7 of proceeds from the sale of its Switches businesses, which it used to fund acquisitions and capital investments in the business as well as to return value to shareholders through share repurchases and dividends. On October 27, 2006, the Company committed to a three year $1 billion share repurchase program. The dividend has been increased 27% for 2007.

The Company expects to meet its funding requirements for currently anticipated acquisitions and capital expenditures, while continuing to return value to shareholders through share repurchases and dividends, through the utilization of its current balance of cash and cash equivalents, access to funds under its five-year revolving credit agreement and future cash flows from operations.

Cash Flow Summary

	Nine Months Ended
	September 30
	2007	2006

Operating Activities	$490.1	$487.4
Investing Activities	(270.0)	46.9
Financing Activities	221.5	(286.5)
Discontinued Operations — Operating Activities	(2.7)	71.2

Operating Activities

Cash provided by operating activities in the first nine months of 2007 increased $2.7 from the prior year. This increase is due to a $126.8 increase in income from continuing operations combined with a $94.6 improvement in cash from inventories across all three business segments. These increases in cash were partially offset by a $106.1 reduced cash benefit from accounts payable and accrued expenses primarily due to contract reserve adjustments as well as a payment of $30.0 towards $50.0 in fines, forfeitures and penalties the Company agreed to in conjunction with its settlement with the U.S. Government relating to ITT Night Vision’s compliance with International Traffic in Arms Regulations. See Note 16, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Condensed Financial Statements, for further discussion of the Night Vision matter. Also partially offsetting the increases in cash was $76.7 use of cash in accrued and deferred taxes, primarily related to increased tax payments of $88.1, combined with a $47.9 increased use of cash for accounts receivable mainly due to Fluid Technology business segment having higher volumes overall, including increased sales in Europe which have longer payment terms.

Investing Activities

Additions to Plant, Property and Equipment:

Capital expenditures during the first nine months of 2007 were $108.2, an increase of $13.0 as compared to the first nine months of 2006. The Fluid Technology business segment increased its capital expenditures $26.7 largely from incremental investments in facilities in Asia and Eastern Europe. The Defense Electronics & Services business segment decreased its capital expenditures $5.5 primarily due to facility expansion investments in the first quarter of 2006. The Motion & Flow Control segment reduced its capital expenditures $5.4 primarily due to the timing of year-over-year investments.

Acquisitions:

During the first nine months of 2007, the Company spent $395.7 for the acquisition of three companies which are included in the Motion & Flow Control, Fluid Technology and Defense Electronics & Services business segments.

During the nine months of 2006, the Company spent $75.2 primarily for the acquisitions of two companies, one of which is included in the Defense Electronics & Services business segment and one of which is included in the Fluid Technology business segment.

Divestitures:

During the first nine months of 2007, the Company completed the sale of substantially all of its Switches businesses for net proceeds of $225.7. The Company expects to complete the sale of the remaining portion of the business to the same buyer within the fourth quarter of 2007.

During the first nine months of 2006, the Company completed the sale of Fluid Handling Systems and Richter for net proceeds of $212.5.

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

	September 30,	December 31,
	2007	2006

Cash and cash equivalents	$1,440.1	$937.1
Total debt	1,635.2	1,097.4
Net debt	195.1	160.3
Total shareholders’ equity	3,451.0	2,869.4
Total capitalization (debt plus equity)	5,086.2	3,966.8
Net capitalization (debt plus equity less cash and cash equivalents)	3,646.1	3,029.7
Debt to total capitalization	32.1%	27.7%
Net debt to net capitalization	5.4%	5.3%

Debt and Credit Facilities:

	September 30,	December 31,
	2007	2006

Commercial paper	$1,112.0	$553.3
Other debt	31.8	43.7

Notes payable and current maturities of long-term debt	1,143.8	597.0
Long-term debt	491.4	500.4

Total debt	$1,635.2	$1,097.4

Total debt at September 30, 2007 was $1.6 billion, compared to $1.1 billion at December 31, 2006. The increase primarily reflects the Company’s funding for acquisitions, common stock repurchases, capital expenditures and pension plan contributions.

The Company maintains a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion which, at the Company’s discretion, could be increased up to an additional $500.0, for a total facility of $1.75 billion. The provisions of this agreement require that the Company maintain an interest coverage ratio, as defined, of 3.5 times. At September 30, 2007, the Company’s coverage ratio was well in excess of the minimum requirements.

Share Repurchases

In the first nine months of 2007, the Company spent $299.0 on the repurchase of common stock. Of this amount, $48.6 relates to 0.9 million shares which were acquired at the end of 2006 and settled in January 2007. The remaining $250.4 relates to 4.1 million shares repurchased in January through September of 2007. This activity is part of a three year $1 billion share repurchase program announced during the fourth quarter of 2006. In the first nine months of 2006, the Company spent $136.4 for the repurchase of 2.5 million shares to offset stock option exercises and restricted stock issuances.

Discontinued Operations — Operating Activities

During the first nine months of 2007, cash from operating activities of discontinued operations declined $73.9 to a use of $2.7 over the comparable prior year period. The primary driver of the decrease in cash flow was the absence of operating cash flows from FHS and Richter as a result of their disposition in the first quarter of 2006, combined with a reduction in cash flows from our Switches businesses.

Critical Accounting Policies

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, primarily result from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies or estimates during the first nine months of 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted the provisions set forth by FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $88.8. As a result of the implementation of FIN 48, the Company recognized an increase in liabilities of $26.1 for unrecognized tax benefits. See Note 5 “Income Taxes,” in the accompanying Notes to Consolidated Condensed Financial Statements, for further details related to the Company’s adoption.

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

In estimating the costs of environmental investigation and remediation, the Company considers, among other things, regulatory standards, its prior experience in remediating contaminated sites, and the professional judgment of environmental experts. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such problems, the selection of alternative remedies, and changes in cleanup standards. When it is possible to create a reasonable estimate of the Company’s liability with respect to environmental matters, the Company establishes accruals in accordance with accounting principles generally accepted within the United States. Insurance recoveries are included in other assets when it is probable that a claim will be realized. Although the outcome of the Company’s various remediation efforts presently cannot be predicted with a high level of certainty, management does not expect that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. For disclosure of the Company’s commitments and contingencies, see Note 16, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Condensed Financial Statements and Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of the 2006 Annual Report on Form 10-K.

Forward-Looking Statements

“Safe Harbor Statement” under the Private Securities Litigation Reform Act of 1995 (“the Act”):

Certain material presented herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Act. These forward-looking statements include statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated by the Company include general global economic conditions, decline in consumer spending, interest and foreign currency exchange rate fluctuations, availability of commodities, supplies and raw materials, competition, acquisitions or divestitures, changes in government defense budgets, employment and pension matters, contingencies related to actual or alleged environmental contamination, claims and concerns, intellectual property matters, personal injury claims, governmental investigations, tax obligations, and changes in generally accepted accounting principles. Other factors are more thoroughly set forth in Item 1. Business, Item 1 A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements in the ITT Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and other of its filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II.
OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

The following should be read in conjunction with Note 16 “Commitments and Contingencies” to the unaudited interim Consolidated Condensed Financial Statements in Part I of this report, as well as Part I, Item 3 of the Company’s 2006 Annual Report on Form 10-K.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased(1)	Per Share(2)	Plans or Programs	Plans or Programs

7/1/07 — 7/31/07	100,000	$79.03	100,000	$644.3
8/1/07 — 8/31/07	—	—	—	$644.3
9/1/07 — 9/30/07	—	—	—	$644.3

(1)	All share repurchases were made in open-market transactions.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

The above activity was part of a three year $1 billion share repurchase program announced during the fourth quarter of 2006. This program replaces the Company’s previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with the Company’s capital allocation process which is centered on those investments necessary to grow its businesses organically and through acquisitions, while also providing cash returns to shareholders.

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
Janice M. Klettner
Chief Accounting Officer
(Principal accounting officer)

October 26, 2007

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of July 1, 2006	Incorporated by reference to Exhibit 3(a) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended July 11, 2006	Incorporated by reference to Exhibit 3(b) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
(4).		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.1)	*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams	Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) formerly known as ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.6)	*	ITT 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.8)	*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9)	*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11)	*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.16)	*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)		Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.23)		Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)		Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)		Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)		Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).
(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)	*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).
(10.40)	*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.41)		Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).
(11)		Statement re computation of per share earnings	Not required to be filed.
(12)		Statement re computation of ratios	Not required to be filed.
(18)		Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006. (CIK No. 216228, File No. 1-5672).
(21)		Subsidiaries of the Registrant	Not required to be filed.
(22)		Published report regarding matters submitted to vote of security holders	Not required to be filed.
(24)		Power of attorney	None
(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Location

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).
(99.2)	Administrative Compliance Agreement filed October 11, 2007 between ITT Corporation and The United States Agency on behalf of the U.S. Government	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated October 12, 2007 (CIK No. 216228, File No. 1-5672).

*	Management compensatory plan