Form 10-K
period 2007-12-31
ITT CORP
filed 2008-02-28
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelereated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Chech one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2007 was approximately $12.4 billion.

As of January 31, 2008, there were outstanding 181,568,943 shares of Common Stock, $1 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 13, 2008, are incorporated by reference in Part III of this Form 10-K.

	Item			Page

PART	1		Business	2
I	1	A	Risk Factors	11
	1	B	Unresolved Staff Comments	12
	2		Properties	12
	3		Legal Proceedings	12
	4		Submission of Matters to a Vote of Security Holders	16
	*		Executive Officers of the Registrant	16
PART	5		Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
			Performance Graph	18
II	6		Selected Financial Data	19
	7		Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	7	A	Quantitative and Qualitative Disclosures About Market Risk	37
	8		Financial Statements and Supplementary Data	38
	9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
	9	A	Controls and Procedures	38
	9	B	Other Information	42
PART	10		Directors, Executive Officers and Corporate Governance	42
III	11		Executive Compensation	42
	12		Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	42
	13		Certain Relationships and Related Transactions, and Director Independence	42
	14		Principal Accounting Fees and Services	42
PART	15		Exhibits and Financial Statement Schedule	43
IV

Signatures			II-1

Exhibit Index			II-2
EX-12: STATEMENT RE COMPUTATION OF RATIOS
EX-21: SUBSIDIARIES OF THE REGISTRANT
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

PART I

ITEM 1.

BUSINESS
(In millions, except per share amounts, unless otherwise stated)

GENERAL

ITT Corporation, with 2007 sales and revenues of approximately $9.00 billion, is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and related services.

Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation. Reference is made to “— COMPANY HISTORY AND CERTAIN RELATIONSHIPS.”

Our World Headquarters is located at 4 West Red Oak Lane, White Plains, NY 10604. We have approximately 39,700 employees based in 55 countries. Our telephone number is (914) 641-2000.

Our three principal business segments are referred to as Fluid Technology, Defense Electronics & Services and Motion & Flow Control. The principal products and services of each business segment are as follows:

Fluid Technology — pumps, water and wastewater treatment systems, mixers, heat exchangers, boiler controls and related products

Defense Electronics & Services — high-technology electronic systems and components, communications systems and engineering and applied research

Motion & Flow Control — interconnect solutions, friction technologies, flow control, energy absorption, aerospace controls, and other controls products

The table below shows, in percentage terms, consolidated sales and revenues and operating income attributable to each of our business segments for the last three years.

	Year Ended
	December 31
	2007	2006	2005

Sales and Revenues
Defense Electronics & Services	46%	47%	46%
Fluid Technology	39	39	40
Motion & Flow Control	15	14	14

	100%	100%	100%

Operating Income
Defense Electronics & Services	52%	50%	50%
Fluid Technology	44	46	44
Motion & Flow Control	19	19	18
Corporate and Other	(15)	(15)	(12)

	100%	100%	100%

See Note 23, “Business Segment Information” in the Notes to Consolidated Financial Statements for further financial information about our business segments.

DESCRIPTION OF BUSINESS BY SEGMENT

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions, including the design, development, production, sale, and after-sale support of a broad range of pumps, mixers, controls and treatment systems for residential, municipal, commercial industrial, and agricultural and turf, applications.

Fluid Technology companies have approximately 11,900 employees, and have 337 locations in 53 countries.

Major production and assembly facilities are located in Argentina, Australia, Austria, Brazil, Canada, China, England, Germany, India, Italy, Malaysia, Mexico, the Philippines, Poland, South Korea, Sweden, and the United States.

Principal customers are in North America, Europe, the Middle East, Africa, Latin and South America, and the Asia/Pacific region. Sales are made directly to customers or through independent distributors and representatives.

Brand names include ABJ®, A-C Pump®, Bell & Gossett®, F.B. Leopold Company®, Flygt®, Flowtronex®, Goulds Pumps®, Grindex®, Hoffman Specialtytm, ITT Standard®, Lowara®, Marlow Pumps®, McDonnell & Miller®, Pure-Flo®, Red Jacket Water Products®, Sanitaire®, Vogel®, and WEDECO®.

During the second quarter of 2007, we realigned our Fluid Technology organization, by combining its businesses serving the Advanced Water Treatment market primarily with Flygt, our principal business providing products with municipal applications. The integration is designed to leverage existing sales and distribution networks, and to combine market-facing businesses to take advantage of scale, process and market leadership. Within the realigned structure, the Fluid Technology business segment provides goods and services to the following markets: Water & Wastewater, Residential & Commercial Water, and Industrial Process.

Water & Wastewater

The principal products and services for this market include pumps, mixers and treatment equipment (biological/ozone/UV systems) with municipal, industrial and dewatering applications.

ITT’s Flygt brand is the originator and largest manufacturer of submersible pumps and mixers, which form the heart of many of the world’s sewage and wastewater treatment facilities. Additionally, Flygt is recognized as the market leader for municipal submersible wastewater pumps. Combining Flygt’s submersible pumps and mixers with Sanitaire and ABJ products (discussed below) provides a solution to customers’ needs for complete wastewater transport and treatment systems. Dry mount pumps branded A-C Pump provide an alternative technical solution to submersible pumps. ITT’s strong position in the dewatering, drainage and service markets is generated by Flygt, Robot and Grindex.

Through the Sanitaire and ABJ brands, ITT is a leader in biological treatment systems for municipal and industrial wastewater treatment. The broad range of products includes ceramic and membrane fine bubble diffusers and stainless steel coarse bubble diffusers. ITT also provides advanced membrane filtration engineered systems, reverse osmosis systems and portable filtration technology. Flygt’s submersible mixers and Sanitaire’s diffused aeration systems play a crucial role in the biological treatment phase ensuring that incoming flows reach optimal levels of biochemical oxygen demand removal and nitrification, while preventing sedimentation in the aeration tank. ABJ offers a unique Sequence Batch Reactor concept allowing a continuous inflow. WEDECO is a leading provider of ultraviolet disinfection and ozone oxidation systems with both municipal and industrial applications.

In 2006, we acquired the F.B. Leopold Company, a leading provider of water and wastewater treatment products with municipal and industrial applications, including clarification and gravity filtration technologies.

Residential & Commercial Water

The principal products and services for this market include pumps, valves, heat exchangers and accessories with residential, commercial, light industrial, and agriculture and turf irrigation applications.

ITT’s broad range of pumps, systems, controls and accessories for residential, municipal and commercial applications, which are branded Goulds Pumps, Bell & Gossett, Lowara, Red Jacket Water Products, Marlow Pumps, and Vogel, includes water transport, wells, pressure boosters, and agriculture packages and systems.

Flowtronex provides packaged systems and solutions for turf irrigation and water booster systems for municipalities, golf courses and irrigation systems.

Leading product brands, such as Bell & Gossett, McDonnell & Miller, and Hoffman Specialty, provide a broad variety of products for environmental control in buildings and for building service and utility applications, including liquid-based heating and air conditioning systems, liquid level control, and steam trap products for boiler and steam systems. ITT services the European and Middle East building trade markets with pressure boosting pumps under the Lowara and Vogel names. A-C Fire Pump is a global UL/FM fire pump package provider.

Industrial Process

The principal products and services for this market include pumps, valves, vessels, and treatment systems with applications in general industry, mining, chemical and pulp and paper industries.

ITT, under the Goulds Pumps brand name, offers standard as well as engineered application specific pumps for the industrial marketplace. Typical market segment applications include chemical, pulp and paper, oil refining and gas processing, power, mining and general industrial. Fabri-Valve knife gate valves are designed to handle a variety of demanding applications, including flue gas desulphurization in power plants, pulp recovery and bleaching in pulp and paper plants, and a variety of mining, oil sands and industrial applications.

ITT offers a wide array of valve and turnkey systems that are at the heart of extremely demanding manufacturing processes. Our products are used in ultra hygiene processes similar to those found in production of biological and pharmaceutical compounds.

Sales and revenues were $3.51 billion, $3.07 billion, and $2.80 billion for 2007, 2006 and 2005, respectively. Order backlog for Fluid Technology was $887.1 at the end of 2007, compared with $702.2 in 2006, and $551.2 in 2005.

The following table illustrates the percentage of sales and revenues by market segment for the periods specified:

	Year Ended
	December 31
	2007	2006	2005

Water & Wastewater	47%	46%	44%
Residential & Commercial Water	33	35	36
Industrial Process	20	19	20

	100%	100%	100%

As one of the world’s leading producers of fluid handling equipment and related products for treating and recycling wastewater, ITT actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness of the need to preserve and protect the earth’s water resources. ITT strives to provide its global customer base with the systems and solutions they need to meet ever increasing demands on life cycle cost control and operating efficiencies.

Management believes that Fluid Technology has a solid technology base and proven expertise in designing its products and services to meet customer needs. Management also believes that the continuing development of new products will enable Fluid Technology to maintain and build market leadership positions in the markets served.

Our strategy to expand across the value chain to provide better service for our customers is moving us from a product supplier to a solution provider. Through ITT’s overarching strategic Value Based Product Development program, we now have in place a company-wide system for rapid development of new offerings and technologies to augment our current offering of systems and solutions. This strategy has guided us in our acquisitions and business development efforts. For example, today ITT can extend its core offering of submersible pumps and mixers with systems to control plant operation, technologies that analyze the waste stream, and products and systems to treat water through biological, treatment, filtration, oxidation and disinfection processes.

In the industrial markets, our pump systems are now equipped with intelligent control systems. Customers engaging in our “total systems approach” generally experience dramatically lower energy consumption, and reduced maintenance and operating costs.

Fluid Technology has a global network of authorized service centers for aftermarket customer care. Our aftermarket service capabilities include the repair and service of all brands of pumps and rotating equipment, engineering upgrades, as well as preventative and routine maintenance and service.

The level of activity in Fluid Technology is dependent upon economic conditions in the markets served, weather conditions and, in the case of municipal markets, the ability of municipalities to fund projects for our products and services, and other factors. See ‘‘— COMPETITION.”

Defense Electronics & Services

Defense Electronics & Services develops, manufactures, and supports high technology electronic systems and components for worldwide defense and commercial markets, and provides communications systems and engineering and applied research.

Operations are in North America, Europe, and the Middle East. Defense Electronics & Services companies have approximately 20,500 employees and are present in 271 locations in 26 countries.

Defense Electronics & Services consists of two major areas (i) Systems and Services and (ii) Defense Electronics. Systems and Services consists of our Systems and Advanced Engineering & Sciences Divisions. Defense Electronics consists of our Aerospace/Communications Division, Space Systems, Night Vision and Electronic Systems Divisions.

Systems and Services

The Systems Division provides systems integration, communications, engineering and technical support solutions ranging from strategic command and control and tactical warning and attack assessment, to testing, training and range evaluation. The Systems Division also provides total systems support solutions for combat equipment, tactical information systems and facilities management.

The Advanced Engineering & Sciences Division provides a wide range of research, technologies and engineering support services to government, industrial and commercial customers. In addition, the division provides products and services for information collection, information processing and control, information security, homeland defense, and telecommunications systems. The division will also lead the air traffic control modernization program for the U.S. Federal Aviation Administration.

Defense Electronics

The Aerospace/Communications Division (“A/CD”) develops wireless networking systems for tactical communications. A/CD is the creator of the core technology used in the world’s two largest tactical digitization programs: the U.S. Tactical Internet and the U.K. Bowman program. This technology has created a family of interconnected products including the Single Channel Ground and Airborne Radio System (“SINCGARS”). A/CD is at the leading edge of networking with its routers and algorithms. These devices permit self-organizing and self-healing connections all across the battle space. A/CD is also developing the newest ground-to-air radios for the Federal Aviation Administration.

The Space Systems Division (“SSD”) provides innovative solutions to customers in the defense, intelligence, space science, and commercial aerospace communities to help them visualize and understand critical events anywhere on earth, in the air, or in space. SSD’s offerings include intelligence, surveillance and reconnaissance systems, image information solutions, sophisticated meteorological imagers and sounders, GPS navigation payload systems and components, commercial remote sensing and space science systems.

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

The Electronic Systems Division (“ES”) produces information and electronic warfare technologies for a broad range of military aircraft. These technologies help protect aircraft from radar-guided weapons. ES is developing the next-generation of fully integrated airborne electronic warfare systems for rotary-wing aircraft called the Suite of Integrated Radio Frequency Countermeasures (“SIRFC”) for the United States Army and Special Operations Forces. In addition, ES has developed a SIRFC based system for fixed-wing aircraft such as the F-16, and is also the supplier for the United States Integrated Defensive Countermeasures (“IDECM”) system for fixed-wing aircraft such as the F/A-18 E/F fighter fleet. ES is a co-developer and producer of the integrated communications, navigation and identification system for the U.S. Air Force F-22 Raptor. ES also produces military and civilian air traffic control systems and air defense radars marketed under the name Gilfillan. ES’s latest generation of air traffic control radar systems includes fixed and mobile terminal airport surveillance radars and precision approach radars for landing assistance in extreme physical environments, and produces and installs air surveillance and weapons control radars for both ship and land-based applications.

Acquisition of EDO Corporation

On December 20, 2007, we completed the acquisition of EDO Corporation (“EDO”), a global aerospace and defense company. EDO designs and manufactures a diverse range of products for the aerospace, defense, intelligence and commercial markets. Major product groups include: defense electronics, communications, aircraft armament systems, undersea warfare, integrated composite structures, and professional and engineering services.

Sales and revenues for the Defense Electronics & Services business segment were $4.18 billion, $3.66 billion, and $3.22 billion for 2007, 2006 and 2005, respectively. Funded order backlog was $5.23 billion at the end of 2007, compared with $3.88 billion in 2006, and $3.48 billion in 2005, with the 2007 increase over the prior years reflecting the impact of the EDO acquisition.

The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

	Year Ended December 31
	2007	2006	2005

Systems and Services
Systems	32%	32%	33%
Advanced Engineering & Sciences	12	9	9
Defense Electronics
Aerospace/Communications	19	21	17
Space Systems	14	17	20
Night Vision	12	11	10
Electronic Systems	10	10	11
Other(1)	1	—	—

	100%	100%	100%

(1)	Includes sales and revenues from EDO for the period December 20, 2007 through December 31, 2007.

Defense Electronics & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. Approximately 98% of 2007 sales and revenues of Defense Electronics & Services were to governmental and international entities; approximately 94% of 2007 total sales and revenues were to the United States Government (principally in defense programs).

A substantial portion of the work of Defense Electronics & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the United States government. Apart from the United States Government, international and commercial customers accounted for approximately 4% and 2%, respectively, of 2007 sales and revenues for Defense Electronics & Services.

Sales and revenues to non-governmental entities as a percentage of total sales and revenues for Defense Electronics & Services were 2% in 2007, 4% in 2006 and 6% in 2005. Certain products sold by Defense Electronics & Services have particular commercial application, including night vision devices. In addition, Defense Electronics & Services, in partnership with California Commercial Spaceport, Inc. in a venture known as Spaceport Systems International, provides full service payload processing and launch capability for small-to-medium satellite systems in low-polar earth orbits.

The level of activity in Defense Electronics & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Electronics & Services, our ability to win new contract awards, demand and budget availability for such products and services in areas other than defense, our ability to obtain appropriate export licenses for international sales and business, and other factors. See “— COMPETITION.”

Motion & Flow Control

Motion & Flow Control comprises a group of businesses providing products and services for the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer, consumer and RV/marine. The Motion & Flow Control businesses primarily serve the high-end of their markets, with highly engineered products, high brand recognition, and a focus on new product development and operational excellence. Revenue opportunities are balanced between original equipment manufacturing (“OEM”) and after-market customers.

Motion & Flow Control has approximately 6,600 employees in 51 locations in 16 countries throughout North America, Europe and Asia.

During the third quarter of 2007, we completed the acquisition of International Motion Control, Inc. (“IMC”), a global developer of motion control products, and a market leader in the manufacture of specialty energy absorption, industrial and aviation control and automation technology.

Subsequent to the IMC acquisition we realigned our Motion & Flow Control business segment. The Motion & Flow Control business segment now consists of the Interconnect Solutions, Friction Technologies, Flow Control, Energy Absorption, Aerospace Controls and Controls businesses.

Interconnect Solutions

Interconnect Solutions designs and manufactures connectors, interconnects, cable assemblies, multi-function grips, input/output card kits and smart card systems. Markets served include the areas of communications, industrial, transportation, military/aerospace, commercial aircraft, computer and consumer uses. Connector products are marketed primarily under the Cannon® brand name.

Friction Technologies

Friction Technologies designs and manufactures friction pads and backplates for braking applications for the world’s largest manufacturers of cars, trucks and light commercial vehicles. From facilities in Italy and the United States, Friction Technologies services most European OEM auto makers and also operates a substantial facility for research and testing of new materials. Approximately 48% of Friction Technologies’ 2007 business is in aftermarket activity.

Flow Control

Flow Control is the world’s leading producer of pumps and related products for the marine and leisure market. Products sold worldwide under the brand names Jabsco®, Rule®, Flojet®, and Danforth® also serve the recreational vehicle market. Flojet is also a leading producer of pumps and components for beverage applications. Both Jabsco and Flojet also produce pumps for other specialty industrial fluid dispensing applications. The HydroAir business designs and manufactures jets, pumps and other components for manufacturers of whirlpool baths and hot tub spas.

With the addition of Midland-ACS and Alcon businesses of IMC, the business now also provides valve actuation control systems for harsh environments, including oil and gas pipelines, as well as solenoid valves for everything from petrochemical plants to drag cars.

Energy Absorption

Energy Absorption designs and manufactures shock absorbers, rate controls, struts and suspension systems for transportation, aerospace and industrial applications under the KONI® and Enidine® brand names. This business also provides compact pneumatic automation components for a variety of markets, including electronics and plastics.

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

Controls

This is a new business within the segment resulting from the acquisition of IMC. Product lines in this business include electro-mechanical actuators, servo motors, Computer Numerical Control (“CNC”) systems, motion controller and other components for medical imaging, semi-conductor, machine tool, industrial automation, metal fabrication and aircraft seating applications.

Sales and revenues were $1.33 billion, $1.09 billion, and $1.03 billion for 2007, 2006 and 2005, respectively. Order backlog for Motion & Flow Control was $440.4 at the end of 2007, compared with $409.3 in 2006, and $337.2 in 2005.

The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

	Year Ended
	December 31
	2007	2006	2005

Interconnect Solutions	32%	35%	35%
Friction Technologies	29	29	28
Flow Control	19	20	21
Energy Absorption	11	8	9
Aerospace Controls	8	8	7
Controls	1	—	—

	100%	100%	100%

The level of activity for Motion & Flow Control is affected by overall economic conditions in the markets served, the competitive position with respect to price, quality, technical expertise, and customer service, as well as weather conditions and natural disasters. See “— COMPETITION.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 23, “Business Segment Information,” in the Notes to Consolidated Financial Statements for further details with respect to business segments.

Acquisitions, Divestitures, and Restructuring

We have been involved in an ongoing program of acquiring businesses that provide a rational fit with businesses we presently conduct and divesting businesses that do not enhance that fit.

Acquisitions

On December 20, 2007, ITT acquired all of the outstanding shares of EDO, a global aerospace and defense company, for $56 per outstanding share of EDO plus the assumption of debt, which values the transaction at approximately $1.8 billion. EDO designs and manufactures a diverse range of products for defense, intelligence and commercial markets, and provides related engineering and professional services. Management believes that the addition of EDO will allow our Defense Electronics & Services business segment to provide a broader set of solutions to a wider band of customers. Furthermore, we expect to be better positioned to play an important role on some of the U.S. military’s vital transformational initiatives, such as the Joint Strike Fighter, the Navy’s Littoral Combat Ship, Counter Improvised Explosive Device Programs, and the Coast Guard Deepwater programs.

During 2007, we spent an additional $410.5, net of cash acquired, and including direct acquisition costs, on additional acquisitions that we do not believe are material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was IMC which was completed on September 10, 2007, for $390.5, net of cash acquired and including direct acquisition costs. IMC is a global developer of motion control products, and is a market leader in the manufacture of specialty energy absorption, industrial and aviation control and automation technology. Management believes that IMC, which had 2006 revenues of approximately $200, will add a complementary mix of highly engineered, mission-critical products to our Motion & Flow Control business segment.

On March 31, 2006, we acquired a privately held company which is a leading provider of semiconductor design services, intellectual property and product, for the Defense Electronics & Services business segment. Management believes the technology will help lead the way in providing a new generation of radios for the modern soldier. On June 14, 2006, we acquired the F. B. Leopold Company, a manufacturer of clarification and gravity filtration technology, for the Fluid Technology business segment. On October 6, 2006, we acquired Sota Corporation, a manufacturer of fuel boost and override pumps and potable water pumps for aerospace applications, for the Motion & Flow Control business segment.

During 2005, we acquired Ellis K. Phelps and Co. (“Phelps”), the largest U.S. distributor of products sold under ITT’s Flygt brand, within the Fluid Technology business segment, for the wastewater pumping and treatment market.

Divestitures

On July 26, 2007, we completed the sale of substantially all of the Switches businesses to a private equity firm for net proceeds of $223.2. The remaining portion of the Switches businesses is expected to be sold during the first quarter of 2008. The business, which was previously reported as part of the former Electronic Components business segment, manufactures and sells a variety of switches and customized keypads, dome arrays and interface control products to the transportation, consumer, telecommunications, medical, and instrument market segments.

On January 20, 2006, we completed the sale of our industrial non-metallic lined pumps and valves business (“Richter”) to a private equity investor, for net proceeds of $24.8. The business, which was a component of our Fluid Technology business segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical, and pharmaceutical industries.

On February 7, 2006, we completed the sale of our automotive brake & fuel tubing and components business (“Fluid Handling System” or “FHS”) to Cooper-Standard Automotive, a privately held company, for net proceeds of $187.7, including certain post-closing adjustments.

See Note 5, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for information regarding the resolution of certain disputes relating to the sales of automotive businesses during 1998 and further information regarding discontinued operations.

Restructuring

See Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements regarding restructuring matters. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring and Asset Impairment Charges.”

Geographic Markets

In 2007, approximately 45% of the sales and revenues of Fluid Technology was derived from North America, approximately 35% was derived from Europe, and the Asia/Pacific/other region accounted for approximately 20%. The geographic sales mix differs among products and the businesses of Fluid Technology. Our management anticipates growth opportunities in Eastern Europe, Central Asia, Africa/Middle East, Latin America, and the Asia/Pacific region. Fluid Technology has added manufacturing facilities in China, as well as engineering and distribution facilities in both China and India. We also have joint venture sales and manufacturing and other operations in Eastern Europe, Latin America, Africa/Middle East, and other locations in the Asia/Pacific region.

The geographic sales base of Defense Electronics & Services is predominantly the United States, which accounted for approximately 96% of 2007 sales and revenues. Management of Defense Electronics & Services has been in the process of increasing its international defense business and anticipates growth opportunities in the Asia/Pacific region, Europe, and the Middle East.

The geographic sales base of Motion & Flow Control is predominantly in North America and Europe. In 2007, approximately 36% of sales and revenues of Motion & Flow Control were to customers in North America, approximately 53% of sales were to customers in Europe and 11% were in Asia/Pacific/other.

See Note 23, “Business Segment Information,” in the Notes to Consolidated Financial Statements for further geographical information concerning sales and revenues and long-lived assets.

Competition

Substantially all of our operations are in highly competitive businesses. The nature of the competition varies across all business segments. A number of large companies engaged in the manufacture and sale of similar lines of products and the provision of similar services are included in the competition, as are many small enterprises with only a few products or services. Technological innovation, price, quality, reliability, and service are primary factors in the markets served by the various segments of our businesses. Our many products and services go to market collectively linked by the ITT brand, the engineered blocks symbol, and the tagline “Engineered for life.” The brand has been enhanced and strengthened over the years through a coordinated effort that includes advertising, public relations activities, trade exhibits, and point-of-sale material.

The Fluid Technology business segment is affected by strong competition, changing economic conditions, periodic industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. Management of Fluid Technology responds to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs and life cycle cost initiatives.

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

In Motion & Flow Control, competition is a significant factor, which has resulted in increased pressure to reduce prices and, therefore, costs. Product capability, quality, engineering support, and experience are also important competitive factors. Management of Motion & Flow Control is focused on differentiated new product development and maintenance of strong customer relationships, with emphasis on continuous improvement, striving to maintain our competitive advantage.

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

See “Quantitative and Qualitative Disclosure about Market Risk” and Note 17, “Derivative Instruments and Hedging Activities,” in the Notes to Consolidated Financial Statements.

Cyclicality

Many of the markets in which our businesses operate are cyclical and can be affected by general economic conditions in those markets. Since we manufacture and sell products used in historically cyclical industries, such as construction, defense, mining and minerals, transportation, automotive, and aerospace, we could be adversely affected by negative cycles affecting those and other industries.

Governmental Regulation and Related Matters

A number of our businesses are subject to governmental regulation by law or through contractual arrangements. Our Defense Electronics & Services businesses perform work under contracts with the United States Department of Defense or other agencies of the United States government and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including the requirement of background investigations for high-level security clearances for our executive officers. Most of such contracts are subject to termination by the respective governmental parties on various grounds, although such terminations generally are rare.

A portion of our business is classified by the government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs and products.

Environmental Matters

We are subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the United States such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting all operations. Management believes that our companies closely monitor all of their respective environmental responsibilities, together with trends in environmental laws. We have established an internal program to assess compliance with applicable environmental requirements for all of our facilities. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past several years we have conducted regular, thorough audits of our major operating facilities. As a result, management believes that our companies are in substantial compliance with current environmental regulations. Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial position, results of operations or cash flows. In addition, we have purchased insurance protection against certain unknown risks.

See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingent Liabilities.”

Raw Materials

All of our businesses require various raw materials, the availability and prices of which may fluctuate. Although some cost increases may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through long-term purchasing and various other programs. In recent years, our businesses have not experienced significant difficulties in obtaining an adequate supply of raw materials necessary for our manufacturing processes.

Research and Development

Our businesses require substantial commitment of resources for research and development activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Research, and development, activities are important in all of our business segments. During 2007, 2006 and 2005, we spent $182.3, $160.9 and $156.8, respectively, on research and development. We also spent $708.9, $499.3 and $472.0, respectively, on research and development pursuant to customer contracts.

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

At the time of the Distribution (see — “Company History and Certain Relationships”), we obtained from ITT Destinations certain exclusive rights and licenses to use the “ITT” name, mark, and logo. In 1999, we acquired all rights, title, and interest in and to the “ITT” name, mark, and logo and an assignment of certain agreements granting The Hartford and ITT Educational Services, Inc. (ESI) limited rights to use the “ITT” name, mark, and logo in their businesses. These agreements are perpetual, and the licenses are subject to maintenance of certain quality standards by both The Hartford and ESI.

Employees

As of December 31, 2007, ITT employed approximately 39,700 people. Approximately 19,405 are employed in the United States, of whom approximately 21% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

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

The Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities generally designed to allocate the financial responsibility for the liabilities arising out of or in connection with (i) the former automotive, defense & electronics, and fluid technology segments to ITT Industries, Inc. (now ITT Corporation) and its subsidiaries, (ii) the hospitality, entertainment, and information services businesses to ITT Destinations and its subsidiaries, and (iii) the insurance businesses to The Hartford and its subsidiaries. The Distribution Agreement also provides for the allocation of the financial responsibility for the liabilities arising out of or in connection with former and present businesses not described in the immediately preceding sentence to or among ITT Industries, Inc., ITT Destinations, and The Hartford on a shared basis. The Distribution Agreement provides that neither ITT Industries, Inc. (now ITT Corporation), ITT Destinations nor The Hartford will take any action that would jeopardize the intended tax consequences of the Distribution.

ITT Industries, Inc. (now ITT Corporation), ITT Destinations, and The Hartford also entered into agreements in connection with the Distribution relating to intellectual property, tax, and employee benefit matters.

Available Information, Internet Address and Internet Access to Current and Periodic Reports

ITT’s website address is www.itt.com. ITT makes available free of charge on or through www.itt.com/ir our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference unless specifically stated herein. As noted, we file the above reports electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov). In addition, all reports filed by ITT with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” for information regarding forward-looking statements and cautionary statements relating thereto.

ITEM 1A.
RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our businesses, financial conditions and results of operations, including those discussed below, which may affect the value of our securities. We believe the risks discussed below are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also materially impact our business, financial condition and results of operations.

Factors that could cause results to differ materially from those anticipated by ITT are listed below.

•	General global economic conditions, particularly in the local economies of the countries or regions in which we sell our products, including declines in consumer spending, which could have a negative impact on the results of all of our businesses.

•	We manufacture and sell products used in cyclical businesses including the construction, defense, mining and minerals, transportation, automotive and aerospace industries. Downturns in these industries could adversely affect our businesses.

•	Our business could be adversely affected if we are not able to integrate acquisitions or implement footprint rationalization initiatives.

•	Competitive pressures in all our businesses include product capability, technological innovation, cycle time, price, quality and the reliability of services we offer. In our Fluid Technology business segment, competition includes public bidding on many contracts. Our revenues and profitability could be negatively impacted as a result of competition.

•	Weather conditions including drought, natural disasters, and excessive rains may negatively affect our Fluid Technology and Motion & Flow Control business segments.

•	Industry overcapacity in the pump and valve market could have an adverse impact on the results of our Fluid Technology business segment.

•	Decrease in demand for replacement parts and services would adversely affect our Fluid Technology and Motion & Flow Control business segments.

•	Our Fluid Technology business segment depends upon the ability of municipal markets to fund projects involving our products and services. A significant decline or delay in this funding would have an adverse effect on the results of our business.

•	Economic downturns in automotive, aerospace and marine and leisure markets could negatively affect our Motion & Flow Control businesses segment.

•	Because 94% of our Defense Electronics & Services sales are to the U.S. government, changes in the portion of the U.S. defense budget devoted to products and services of the types of products provided by ITT, and our present ability to receive awards of U.S. government contracts, would adversely impact our business.

•	Many of our government contracts are subject to profit limitations, which limit our upside potential on a per contract basis, and all are subject to termination by our customers. Termination of key government contracts or a significant number of government contracts would have a negative impact on our business.

•	Many Defense Electronics & Services contracts are subject to security and facility clearances, as well as export licenses, which, if withdrawn, restricted or made unavailable, would adversely affect our business.

•	Changes in government contracting regulations, and related governmental investigations could increase our costs of regulatory compliance and could have a negative effect on our brand name and on our ability to win new business.

•	Employment and pension matters, including changes in laws relating to pension reform, could increase our costs of operations.

•	Interest and foreign currency exchange rate trends and fluctuations may adversely affect our results. We engage in hedging strategies, but it is not possible to hedge against all eventualities.

•	The commodities, supplies and raw materials that we use in our operations may not be available or may only be available at increased prices, which would have a negative effect on our results of operations.

•	Our liability for actual or alleged environmental contamination, claims and concerns may exceed our reserves, which would negatively impact our results of operations.

•	Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe on their intellectual property, and we could suffer significant litigation or licensing expense as a result.

•	Personal injury claims against us may exceed our reserves, which would negatively impact our results of operations.

•	Unanticipated changes in our tax rate or exposure to additional tax liabilities could negatively affect our profitability.

•	Oil and geopolitical risks including global terrorism could adversely affect all our businesses.

•	As a global business, we are subject to the laws of foreign countries and U.S. laws such as the Foreign Corrupt Practices Act, any violations of which could create a substantial liability for us, and also could cause harm to our reputation.

•	As a result of a material weakness identified in income tax accounting controls, there is a possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

These risk factors are discussed in more detail under the captions “BUSINESS — Competition; — Exposure to Currency Fluctuations; — Cyclicality; — Governmental Regulations and Related Matters; — Environmental Matters; — Raw Materials; — Intellectual Property” — “LEGAL PROCEEDINGS” and “CONTROLS AND PROCEDURES.”

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None

ITEM 2.
PROPERTIES

Our principal executive offices are in leased premises located in White Plains, NY. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. These properties are located in several states in the United States, as well as in numerous countries throughout the world. See “BUSINESS” for further information with respect to properties in each of our business segments, including the number of locations and countries in which they are located. See also Note 14, “Leases and Rentals,” in the Notes to Consolidated Financial Statements for further information.

ITEM 3.
LEGAL PROCEEDINGS
(In millions, unless otherwise stated)

ITT is from time to time involved in legal proceedings that are incidental to the operation of its businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, product liabilities (including asbestos), employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to vigorously defend itself against all claims. Accruals for anticipated settlements have been established where the outcome of the matter is probable and can be reasonably estimated. In addition, accruals for legal fees for various matters have been established where the fees are probable of payment and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have a material adverse impact on the financial position, results of operations, or cash flow of the Company on a consolidated basis.

Environmental:

The Company has accrued for environmental remediation costs associated with identified sites consistent with the policy set forth in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements. In management’s opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. Management does not anticipate that these liabilities will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act or its state equivalent. As of December 31, 2007, the Company is responsible, or is alleged to be responsible, for approximately 90 ongoing environmental investigation and remediation sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings the Company’s liability is considered de minimis. At December 31, 2007, the Company’s best estimate for environmental liabilities is $124.7, which approximates the accrual related to the investigation and remediation of ground water, soil, and soil vapor as well as related legal fees. This estimate includes the Company’s estimated accrual for environmental liabilities associated with its former automotive business. See Note 5, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for additional information. The low range estimate for its environmental liabilities is $94.6 and the high range estimate for those liabilities is $213.2. On an annual basis the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifers. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment plant. The operation of the water treatment plant is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment plant. In 2007, one PRP defaulted on its percentage share of costs, and the PRP Group is pursuing a remedy of the default; however, this default may increase ITT’s allocated share of the liability. Additionally, modification to the allowable hexavalent chromium National Pollution Discharge Elimination System discharge standard occurred in 2007, and the impact of this change may result in additional costs for potential modifications to the water treatment plant. As of December 31, 2007, the Company’s accrual for operation of the water treatment plant through 2013 was $8.5 representing its best estimate; its low estimate for the liability is $5.1 and its high estimate is $14.0.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of this 2007 Annual Report on Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the former manufacturing site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $2.8 and $16.7. The Company has accrued $5.4 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan, operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste, which occurred as early as the 1930s. The Company’s current estimates for its exposure are between $6.9 and $15.6, and it has an accrual for this matter of $11.0, which represents its best estimate. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs while ITT has received notice of potential claims from third parties.

The Company operated a facility in Rochester, New York, called Rochester Form Machine from 1979 until 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with New York State Department of Environmental Conservation to investigate and remediate facility-related impacts to soil, soil vapor, indoor air and ground water. As of December 31, 2007, the Company’s current estimate for this exposure is between $3.9 and $15.8 and it has an accrual for this matter of $6.3 which represents the best estimate. The Company is pursuing a legal claim against certain other PRPs who may share responsibility for impacts.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the matters listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case had been on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. However, in April 2007, the Superior Court vacated its earlier ruling dismissing the claims based on the California Supreme Court’s decision in Powerine Oil Co. v. Superior Court. As a result, the Court of Appeals dismissed the appeal as moot. Thus, the case is now back before the Superior Court with the parties engaged in informal discovery and information exchange in anticipation of settlement conferences and, if necessary, further litigation. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

Product Liability and Other Matters:

The Company, including its subsidiary Goulds Pumps, Inc. (“Goulds”), has been joined as a defendant with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

As of December 31, 2007, there were approximately 103,000 open claims against the Company, down 8,000 from the prior year. Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2007, the Company resolved approximately 12,200 claims. Nearly all of these claims were dismissed, with settlement on a small percentage of claims. The average amount of settlement per claim has been nominal and substantially all defense and settlement costs have been covered by insurance.

The Company’s estimated accrued costs, net of expected insurance recoveries, for the resolution of all of these pending claims were $24.8 and $21.8 as of December 31, 2007 and 2006, respectively. While it is probable that the Company will incur additional costs for claims to be filed in the future, these additional costs are not reasonably estimable at this time.

Although it is impossible to predict the ultimate outcome of these product liability suits, based on current information, the Company’s experience in handling these matters, and its substantial insurance program, management does not believe that these claims will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In addition, Utica National (“Utica”) and Goulds have negotiated a coverage-in-place agreement to allocate the Goulds’ asbestos liabilities between insurance policies issued by Utica and those issued by others. The terms of the settlement provide Goulds with substantial coverage from Utica for asbestos liabilities. Gould’s will continue to seek coverage from its other insurers for these liabilities.

The Company provides an indemnity to U.S. Silica Company for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer provide insurance for these claims. On October 4, 2005, ITT filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted the Company’s motion for summary judgment on the carrier’s duty to defend the silica cases. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “BUSINESS — Company History and Certain Relationships” for a description of the Distribution Agreement. The insurer has appealed the Court’s decision, and the matter was returned to the Superior Court in part for determination of several factual issues. The Company will continue to seek its past and future defense costs for these cases from this carrier. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On October 25, 2006, The Hartford and Fencourt Reinsurance Company (“Fencourt”), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company (a subsidiary of Ace Insurance). Century was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of ITT and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement (See “BUSINESS — Company History and Certain Relationships”) and the Company maintains that such agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding currently pending in New Jersey. The Company believes that this matter will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2005, the Company received an anonymous complaint regarding the possible payment of commissions to foreign government officials by employees of its Nanjing Goulds Pumps company, in Nanjing, China. Such commission payments may violate the Foreign Corrupt Practices Act. The Company is conducting an investigation utilizing internal and external resources and voluntarily disclosed the preliminary results of the investigation to the United States Department of Justice and the SEC. At the conclusion of the investigation, the U.S. government could impose a civil penalty or a criminal fine and/or order that the Company disgorge any profits derived from contracts where inappropriate commissions were paid. The Company does not expect that this matter will have any material adverse impact on the Company’s consolidated financial position, results of operations or cash flows of the Company on a consolidated basis.

On March 27, 2007, the Company reached a settlement relating to an investigation of its ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (“ITAR”). As part of the settlement, the Company pleaded guilty in the United States District Court for the Western District of Virginia to one ITAR violation relating to the improper handling of sensitive documents and one ITAR violation involving making misleading statements. The Company was assessed a total of $50 in fines, forfeitures and penalties. Of the total, $30 was paid in 2007 and the remaining balance is to be paid over five years, including $4 during the first quarter of 2008. This liability was fully accrued at December 31, 2006. The U.S. government has agreed to defer action regarding a third count of ITAR violations pending the Company’s implementation of a remedial action plan. The Company has also agreed to invest $50.0 over the next five years in research and development and capital improvements for its Night Vision products. As a result of the guilty plea, the Company became subject to automatic statutory “debarment” from future export licenses. However, because the debarment is applicable to only a portion of the Company’s Night Vision business, it is expected that the net effect of the debarment will restrict less than 5% of total Night Vision sales for a period of not less than one year. The Company can seek reinstatement of export privileges after one year. On October 11, 2007, the Company and the Department of Defense finalized an Administrative Compliance Agreement wherein the Company agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of the Company’s compliance programs. On December 28, 2007, the Company finalized an administrative agreement with the Department of State. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On April 20, 2007, the Company received notice of a shareholder derivative action, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, CA No. 07-CV-2878 (the “Piven” action), alleging that the Company’s Board of Directors breached their fiduciary duties in connection with the Company’s compliance programs at its Night Vision business. The Piven Complaint seeks compensatory and punitive damages for the Company from its Directors, the removal of the Directors, and the election of new directors. On July 12, 2007, the Company received notice of a second shareholder derivative action, Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Levy” action). The Levy Complaint asserts similar claims as the Piven Complaint and seeks compensatory damages for the Company from its Directors. On August 20, 2007, the Company received notice of the third derivative action, Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic], U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Reale” action). The Reale action also names as John Doe defendants the individual managers allegedly responsible for the actions that gave rise to the Night Vision guilty plea, as well as the law firm that advised the Company in connection with a voluntary disclosure of violations. All three actions are consolidated before the U.S. District Court for the Southern District of New York, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB). The Company has filed a motion to dismiss the consolidated Complaint, which is currently pending before the District Court. Management believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

	Age at
Name	2/1/08	Current Title	Other Business Experience During Past 5 Years

Scott A. Crum	51	Senior Vice President and Director, Human Resources (2002)

Henry J. Driesse	64	Senior Vice President, ITT (2001)	President, ITT Fluid Technology (2005), Vice President and President of ITT Defense Electronics & Services (2000)

Donald E. Foley	56	Senior Vice President, Treasurer and Director of Taxes (2003)	Vice President, Treasurer and Director of Taxes (2001)

Steven F. Gaffney	48	Senior Vice President, ITT (2006), President, ITT Defense Electronics & Services (2005)	President and General Manager of ITT System Division (2003)

Nicholas P. Hill	53	Senior Vice President, ITT (2005), President, Motion & Flow Control (2004)	President, ITT Jabsco Worldwide (2003)

Janice M. Klettner	47	Vice President, ITT (2008), Chief Accounting Officer and Assistant Secretary (2006)	Vice President, Corporate Controller, Avon Products (1998)

Steven R. Loranger	55	Chairman, President and Chief Executive Officer and Director (2004)	Executive Vice President and Chief Operating Officer of Textron, Inc. (2002)

Vincent A. Maffeo	57	Senior Vice President and General Counsel (1995)

Gretchen W. McClain	45	Senior Vice President, ITT (2008), President, ITT Fluid Technology (2007)	President ITT Residential & Commercial Water (2005); Vice President, Honeywell Aerospace (2004) and Honeywell Engines & Systems (2003)

Robert J. Pagano	45	Vice President, Finance (2006)	Vice President, Corporate Controller (2004) President, ITT Fluid Technology Industrial Products Group (2002)

Denise L. Ramos	51	Senior Vice President and Chief Financial Officer (2007)	Chief Financial Officer, Furniture Brands International (2005), Chief Financial Officer, KFC (2002)

Brenda L. Reichelderfer	49	Senior Vice President, ITT (2002), Chief Technology Officer and Director of Engineering (2005)	President, ITT Electronic Components (2003), President, Motion & Flow Control (2002)

Note: Date in parentheses indicates the year in which the position was assumed.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock — Market Prices and Dividends

	2007		2006
	High	Low	High	Low

Three Months Ended
March 31	$62.33	$56.30	$58.73	$49.85
June 30	70.44	60.02	57.57	47.33
September 30	73.44	58.09	51.89	45.34
December 31	69.96	60.05	57.44	50.43

The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol “ITT”). During the period from January 1, 2008 through January 31, 2008, the high and low reported market prices of our common stock were $66.01 and $52.71, respectively.

We declared dividends of $0.14 and $0.11 per share of common stock in each of the four quarters of 2007 and 2006, respectively. In the first quarter of 2008, we decl ared a dividend of $0.175 per share for shareholders of record on March 7, 2008.

Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.

There were 22,125 holders of record of our common stock on January 31, 2008.

ITT common stock is listed on the New York and Euronext exchanges.

Equity Compensation Plan Information

The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

Maximum
			Total	Dollar
			Number	Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total	Average	Part of Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased	Per Share(1)	Programs	Programs

10/1/07-10/31/07	—	$—	—	$644.3
11/1/07-11/30/07	—	$—	—	$644.3
12/1/07-12/31/07	—	$—	—	$644.3

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

During the fourth quarter of 2006, we announced a three year $1 billion share repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and thr ough acquisitions, while also providing cash returns to shareholders.

Our strategy for cash flow utilization is to pay dividends, complete strategic acquisitions, invest in our business, repay debt, and repurchase common stock to cover option exercises and restricted stock issuances and make discretionary repurchases of our common stock.

Performance Graph

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $100 on December 31, 2002 with dividends reinvested

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
ITT Corporation	$100.00	$123.59	$141.87	$174.00	$193.33	$227.41
S&P 500	$100.00	$128.68	$142.68	$149.69	$173.33	$182.85
S&P 500 Industrials Index	$100.00	$132.20	$156.04	$159.66	$180.88	$202.66

(1)	Information provided in the Performance Graph shall not be deemed filed with the SEC.

ITEM 6.
SELECTED FINANCIAL DATA

(Dollars in Millions, Except Per Share Amounts)	2007	2006	2005	2004	2003

Results and Position
Sales and revenues	$9,003.3	$7,807.9	$7,040.8	$5,965.5	$4,850.2
Operating income(a)	977.2	801.0	725.5	587.8	473.9
Income from continuing operations(a)	633.0	499.7	528.8	408.2	353.2
Net income(a)	742.1	581.1	359.5	432.3	403.9
Additions to plant, property and equipment	239.3	177.1	164.4	126.1	119.5
Depreciation and amortization(b)	220.0	194.5	175.9	154.7	143.7
Total assets	11,552.7	7,400.6	7,071.9	7,291.3	5,955.1
Long-term debt	483.0	500.4	516.0	542.3	460.2
Total debt	3,566.0	1,097.4	1,266.9	1,269.7	600.8
Cash dividends declared per common share	0.56	0.44	0.36	0.34	0.32
Earnings Per Share
Income from continuing operations
Basic	$3.51	$2.71	$2.86	$2.21	$1.92
Diluted	$3.44	$2.67	$2.80	$2.16	$1.88
Net income
Basic	$4.11	$3.15	$1.95	$2.34	$2.19
Diluted	$4.03	$3.10	$1.91	$2.29	$2.15

(a)	Operating income, income from continuing operations and net income in 2007, 2006, 2005, 2004 and 2003 includes expense of $66.1, $51.7, $53.9, $29.3 and $24.9 pretax, respectively, or $44.8, $35.5, $36.8, $20.2 and $17.2, after-tax, respectively, for restructuring and asset impairment charges. See Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements for additional information on these topics.

(b)	Includes amortization of stock compensation.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)

Business Overview

ITT is a global multi-industry leader in engineering and manufacturing engaged directly and through its subsidiaries. In total, ITT employs approximately 39,700 individuals based in 55 countries. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and the provision of related services. Our businesses are aggregated and organized into the following three principal business segments: Fluid Technology, Defense Electronics & Services, and Motion & Flow Control.

ITT is a global corporation with worldwide operations. We have a diverse business portfolio, which we believe is designed to respond to the following macro-economic growth drivers: global security and infrastructure demands, population growth, environment trends and emerging markets. As a result, our business is affected by global, regional and industry-specific economic factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. While we do have some businesses that are linked to long- and short-cycle economies such as construction, defense, mining and minerals, transportation, automotive, and aerospace as industries, a disproportionate amount of our portfolio is responsive to large-scale drivers that are less sensitive to economic cycles. Furthermore, we drive our business to have the right mix of products and services by seeking a good combination of OEM and after-market participation, a balance between products and services, and a proper global distribution.

Our growth strategy is centered on both organic and acquisition growth. Our ability to grow organically stems from our value-based product development process, new and existing technologies, distribution capabilities, customer relationships and strong market positions. Our key growth platforms include:

•	expanding our leadership positions in attractive water and industrial process markets through product development and innovative extensions of our current offerings, with a focus on the needs of the global water infrastructure

•	building a motion and flow technology platform by leveraging our technology, operational and channel capabilities, and as a result expanding our businesses into broader end markets

•	protecting and growing our core defense product positions through expansion into new and adjacent markets, including international defense markets

In addition to our growth initiatives, we have a number of strategic initiatives within the framework of the ITT Management System aimed at enhancing our operational performance. These include global sourcing, footprint rationalization and realignment, Six Sigma and lean fulfillment.

2008 Outlook

Overall, we expect revenues to increase to between $11.13 billion to $11.28 billion. Revenues in the Defense Electronics & Services business segment are expected to grow to between $5.95 billion to $6.00 billion led by continued growth in the Advanced Engineering & Sciences and Systems divisions and the integration of newly acquired EDO. The Fluid Technology business segment expects to grow revenues to between $3.68 billion to $3.73 billion due to continued growth in the Water & Wasterwater and Industrial Process businesses. In the Motion & Flow Control business segment, revenues of $1.53 billion to $1.58 billion are expected, with growth largely attributable to the integration of IMC into the segment.

Summarized below is information on each of our three business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges, areas of focus and selected financial data.

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions, including the design, development, production, sale and after-sale support of a broad range of pumps, mixers, controls and treatment systems for residential, municipal, commercial, industrial, and agricultural and turf applications. The Fluid Technology business segment provides goods and services to the following markets: Water & Wastewater (biological/ozone/UV treatment systems for municipal and industrial wastewater treatment, disinfection, and submersible pumps and mixers for sewage, wastewater treatment facilities, dewatering and drainage), Residential & Commercial Water (pumps and accessories for residential, municipal and commercial applications as well as agricultural and turf irrigation), and Industrial Process (pumps/valves for the industrial, mining and chemical industries, pulp and paper solutions for process modules, skid systems and stainless steel vessels).

Competitive advantages of the Fluid Technology business segment include selling premier brands, enjoying strong distribution capabilities, and benefiting from an installed base of over 14 million pumps worldwide, which provides a strong foundation for repair, replacement and retrofit aftermarket sales. The demand drivers of the business include population growth, urbanization, migration to coastal areas, social awareness, increased regulation, aging infrastructure, and demand from developing markets.

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

Defense Electronics & Services

Defense Electronics & Services develops, manufactures, and supports high-technology electronic systems and components for worldwide defense and commercial markets as well as provides communications systems, engineering and applied research. Defense Electronics & Services consists of two major areas: Systems and Services (Systems, Advanced Engineering & Sciences businesses) and Electronic Systems (Aerospace/Communications Division, Space Systems, Night Vision and Electronic Systems businesses).

On December 20, 2007, we completed the acquisition of EDO, a global aerospace and defense company. EDO designs and manufactures a diverse range of products for aerospace, defense, intelligence and commercial markets, and is a leader in the design and development of advanced systems at the center of the military’s transformation to lighter, faster, and smarter defense capabilities. We believe the acquisition will allow us to expand our core businesses through attractive adjacent markets. Furthermore, we expect to be better positioned to play an important role on some of the U.S. military’s vital transformational initiatives, such as the Joint Strike Fighter, the Navy’s Littoral Combat Ship, Counter Improvised Explosive Device programs, and the Coast Guard Deepwater programs.

Management believes that the Defense Electronics & Services business segment is well positioned with products and services that support our customers’ needs. In addition, we expect new product development to continue to contribute to future growth.

Factors that could impact Defense Electronics & Services’ financial results include: the level of defense funding by domestic and foreign governments, our ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets, our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include: new or improved product offerings, new contract wins, and successful program execution.

Motion & Flow Control

Motion & Flow Control comprises a diverse group of businesses, including Interconnect Solutions, Friction Technologies, Flow Control, Energy Absorption, Aerospace Controls and Controls. Interconnect Solutions designs and manufactures rugged electronic connectors for communications, industrial, transportation, military/aerospace, commercial aircraft, computer, and consumer uses. Friction Technologies designs and manufactures friction pads for braking applications. Flow Control produces pumps and related products for the leisure marine market, beverage applications, whirlpool baths and hot tub spas, along with valve actuation control systems and solenoid valves. Energy Absorption designs vibration and noise abatement technology for transportation, aerospace and industrial applications as well as compact pneumatic automation components for a variety of markets. Aerospace Controls produces valves, actuators and switches for the commercial, military, regional, business and general aviation markets; switches and regulators for the oil and gas, power generation and chemical markets; and pressure regulators and diaphragm seals for industrial applications and natural gas vehicles. Controls’ product offerings include electro-mechanical actuators, servo motors, CNC systems, motion controller and other components for medical imaging, semi-conductor, machine tool, industrial automation, metal fabrication and aircraft seating applications.

The businesses of the Motion & Flow Control segment primarily serve the high end of their markets, with highly engineered products, high brand recognition, and a focus on new product development and operational excellence. Revenue opportunities are balanced between OEM and aftermarket customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging areas such as Asia are increasing.

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

Results of Operations

For the year ended December 31, 2007, we reported sales and revenues of $9,003.3 and net income of $742.1, or $4.03 per diluted share, compared with sales and revenues of $7,807.9 and net income of $581.1, or $3.10 per diluted share for the year ended December 31, 2006. Net income for the year ended December 31, 2007 includes income from discontinued operations of $109.1 or $0.59 per diluted share compared to $81.4 or $0.43 per diluted share for the same comparable prior year period.

Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

Consolidated Financial Results

				2007/2006	2006/2005
				Increase	Increase
	Year Ended December 31			(Decrease)	(Decrease)
	2007	2006	2005	%/Point Change	%/Point Change

Sales and revenues	$9,003.3	$7,807.9	$7,040.8	15.3%	10.9%
Costs of sales and revenues	6,435.0	5,618.4	5,072.6	14.5%	10.8%
Selling, general and administrative expenses	1,342.7	1,175.9	1,032.0	14.2%	13.9%
Research and development expenses	182.3	160.9	156.8	13.3%	2.6%
Restructuring and asset impairment charges, net	66.1	51.7	53.9	27.9%	(4.1)%
Operating income	977.2	801.0	725.5	22.0%	10.4%
Interest expense	114.9	86.2	75.0	33.3%	14.9%
Interest income	49.6	25.4	42.7	95.3%	(40.5)%
Income tax expense	265.5	227.6	144.7	16.7%	57.3%
Income from continuing operations	633.0	499.7	528.8	26.7%	(5.5)%
Income (loss) from discontinued operations, net of tax	109.1	81.4	(162.8)	34.0%	—
Gross margin	28.5%	28.0%	28.0%	0.5	—
Selling, general and administrative expenses as a % of sales	14.9%	15.1%	14.7%	(0.2)	0.4
Research and development expenses as a % of sales	2.0%	2.1%	2.2%	(0.1)	(0.1)
Operating margin	10.9%	10.3%	10.3%	0.6	—
Effective tax rate	29.5%	31.3%	21.5%	(1.8)	9.8

Sales and Revenues

Sales and revenues for the year ended December 31, 2007 were $9,003.3, representing a 15.3% increase over 2006. During 2006, sales and revenues grew 10.9% to $7,807.9 over the prior year. Both year-over-year increases were primarily attributable to higher volumes and prices from existing businesses (“organic growth”) at each of our business segments. The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

	2007/2006	2006/2005
	%/Point Change	%/Point Change

Organic growth	10.9%	9.7%
Acquisitions	1.9%	0.8%
Foreign currency translation	2.5%	0.4%

Sales and revenues	15.3%	10.9%

During 2007 and 2006, we received orders of $9,118.1 and $8,391.7, respectively. This represents increases of $726.4 and $1,161.9 or 8.7% and 16.1%, respectively, over each prior year period. Order growth in 2007 was attributable to our Fluid Technology and Motion & Flow Control business segments, including contributions from both existing businesses and acquisitions, while the 2006 increase was attributable to contributions from each of our business segments.

Costs of Sales and Revenues and Gross Profit

Higher sales volumes and increased price drove the overall increase in gross profit for both periods. Gross margin (as a percent of sales) was higher in 2007 at 28.5% compared to 28.0% in both 2006 and 2005. This increase was driven by our productivity and cost savings initiatives, including continued efforts to improve supply chain productivity and control material costs, partially offset by unfavorable mix and the impact of foreign currency translation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $166.8, or 14.2% in 2007. The year-over-year increase was primarily attributable to higher levels of marketing expense at each of our business segments in support of product campaigns and new sales proposals. In addition, general and administrative expense increased due to higher compensation-related costs, investments in growth and process improvement initiatives, and the impact of foreign currency translation.

SG&A increased $143.9, or 13.9% in 2006. The increase reflects higher marketing costs in all segments, the recognition of employee stock compensation expense in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”), higher employee benefit costs, the impact of foreign currency translation, contributions from 2006 acquisitions, the cost of process improvement initiatives and increased environmental and legal costs, including costs to settle compliance issues in the Defense Electronics & Services business segment.

SG&A as a percentage of sales were 14.9%, 15.1% and 14.7% for the three years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development Expenses

Research and development expenses (“R&D”) increased $21.4 and $4.1 during 2007 and 2006, respectively, over the prior year period. R&D as a percentage of sales were relatively consistent at 2.0%, 2.1%, and 2.2% for the three years ended December 31, 2007, 2006 and 2005, respectively, as we continued our efforts within each of our business segments to support product development.

Restructuring and Asset Impairment Charges, Net

During 2007, 2006 and 2005, we recorded $65.3, $56.5 and $58.9, respectively, of restructuring charges to streamline our operating structure. Additionally, $4.2, $4.8 and $5.0 of restructuring accruals were reversed into income during 2007, 2006 and 2005, respectively, as management deemed that certain cash expenditures would not be incurred. We also recognized $5.0 of charges in 2007 related to the impairment of long-lived assets. See the section entitled “Restructuring and Asset Impairment Charges” and Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements for additional information.

Interest Expense and Interest Income

During 2007, 2006 and 2005, we recognized interest expense of $114.9, $86.2 and $75.0, respectively. Interest expense increased 33.3% during 2007 primarily due to higher debt levels during the year, reflecting funding for acquisitions, common stock repurchases, capital expenditures and pension plan contributions. Partially offsetting the 2007 year-over-year increase was a decrease of $7.0 in interest expense related to income taxes as a result of the settlement of a tax examination during the second quarter of 2007. Interest expense increased $11.2 during 2006 to $86.2, or 14.9% higher than the prior year. The increase primarily reflects higher interest rates during the year.

We recorded interest income of $49.6, $25.4 and $42.7 for the years ended December 31, 2007, 2006 and 2005. The 2007 year-over-year increase of $24.2 was primarily attributable to a higher balance of cash and cash equivalents over each period. The 2006 year-over-year decrease of $17.3 reflects the recognition of interest income during 2005 associated with settlements of tax issues related to the 1998 through 2000 audit cycle.

Income Tax Expense

During 2007, 2006 and 2005 income tax expense was $265.5, $227.6 and $144.7 or 29.5%, 31.3% and 21.5% of income from continuing operations, respectively. The year-over-year variances primarily reflect the benefit of tax settlements recognized during both 2007 and 2005 associated with prior year tax examinations, mix of earnings in countries with differing statutory rates, and the impact of a penalty recognized in 2006 associated with ITT Night Vision’s compliance matters.

See Note 7, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

Income from Discontinued Operations, Net of Tax

During 2007, we recognized $109.1 of income from discontinued operations, net of tax. In addition to results of operations from the Switches businesses during 2007, income from discontinued operations reflects an after-tax gain of $84.4 on the sale of substantially all of the Switches businesses during 2007.

During 2006, we recognized $81.4 of income from discontinued operations including a $41.2 gain related to the sale of the automotive brake and fuel tubing and components businesses and our industrial non-metallic lined pumps and valves businesses. The remaining $40.2 primarily relates to the operations of the Switches businesses, automotive brake and fuel tubing and components business, and industrial non-metallic lined pumps and valves businesses. Other contributors to income from discontinued operations include the adjustment of tax and other accruals associated with previously disposed businesses.

During 2005, we recognized a $162.8 loss from discontinued operations. The 2005 loss primarily relates to an after tax charge of $205.6 for the impairment of goodwill associated with our Switches businesses. Losses and asset write-downs associated with our former Network Systems & Services business and costs related to other discontinued operations also contributed to the loss.

Offsetting this charge was income from the automotive brake and fuel tubing and components businesses and a tax settlement.

See Note 5, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for additional information.

Segment Review

	Revenue			Operating Income			Operating Margin
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Fluid Technology	$3,509.1	$3,070.1	$2,799.1	$432.7	$370.6	$319.6	12.3%	12.1%	11.4%
Defense Electronics & Services	4,176.2	3,659.3	3,224.2	502.7	404.3	363.7	12.0%	11.0%	11.3%
Motion & Flow Control	1,332.5	1,092.9	1,030.9	187.4	149.7	133.3	14.1%	13.7%	12.9%
Corporate and Other/Eliminations	(14.5)	(14.4)	(13.4)	(145.6)	(123.6)	(91.1)	—	—	—

Total	$9,003.3	$7,807.9	$7,040.8	$977.2	$801.0	$725.5	10.9%	10.3%	10.3%

Fluid Technology

Sales and revenues for the year ended December 31, 2007 were $3,509.1, reflecting a 14.3% increase over 2006. During 2006, sales and revenues grew 9.7% over 2005 to $3,070.1. The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

	2007/2006	2006/2005
	% Change	% Change

Organic growth	8.9%	6.9%
Acquisitions	0.9%	1.8%
Foreign currency translation	4.5%	1.0%

Sales and revenues	14.3%	9.7%

During 2007, the Fluid Technology business segment recognized sales and revenues of $3,370.7 on a constant currency basis, an increase of $300.6 or 9.8% over 2006. Excluding revenues of $26.8 from acquisitions completed during 2007, revenues from existing businesses increased $273.8, or 8.9%. This year-over-year increase was due to increased sales volume and higher prices, and was especially attributable to growth in international markets such as Europe, the Middle East, Africa, Central and South America and Asia/Pacific. The Industrial Process business increased sales by 17.3% on a constant currency basis resulting from strength in large project sales, particularly in the mining and oil and gas markets. The Water & Wasterwater business grew 10% on a constant currency basis benefiting from strength in large pump sales and the dewatering business, partially offset by softness in the U.S. water treatment business. Residential & Commercial Water grew 5.8% on a constant currency basis, as strength in commercial applications was partially offset by softness in the residential market.

During 2006, the Fluid Technology segment recognized revenues of $3,041.2, an increase of 8.7% over 2005, on a constant currency basis. Higher revenue from existing businesses contributed 6.9% of growth, primarily reflecting the operating results of Water & Wastewater (growth in all geographic regions) and the Industrial Process businesses. Revenues from acquisitions provided 1.8%.

During 2007 and 2006, we received orders of $3,657.1 and $3,144.1, respectively. This represents increases of $513.0 and $331.5 or 16.3% and 11.8%, respectively, over each prior year period. These increases were primarily attributable to strength in the water transport business, particularly within the mining industry and the public utility/municipal markets, and continued strength in industrial project orders.

Operating income increased $62.1 or 16.8% for 2007 compared to 2006. Excluding the impact of foreign currency translation and contributions from acquisitions, operating income increased $43.3 or 11.7% over the same period. The year-over-year increase was primarily driven by higher sales volumes, price increases, operating efficiencies, and savings from restructuring actions partially offset by higher material and facility rationalization costs, and unfavorable mix within Residential & Commercial Water. Operating margin was 12.3% and 12.1% for 2007 and 2006, respectively. Excluding the impact of foreign currency translation and contributions from acquisitions completed in 2007, operating margin for 2007 was 12.4% compared to 12.1% for the same prior year period.

During 2006, operating income increased $51.0, or 16.0% from the prior year. Organic volume growth, price, productivity improvements and savings from restructuring actions, partially offset by material cost increases, represents a 12.8% increase. Foreign currency translation, lower costs of restructuring, and contributions from acquisitions also provided operating income growth of 2.2%, 1.5% and 1.2%, respectively. The recognition of stock-based compensation expense, reflecting the adoption of SFAS 123R, lowered operating income by 1.7%.

Defense Electronics & Services

Sales and revenues for the year ended December 31, 2007 were $4,176.2, reflecting a 14.1% increase over 2006. During 2006, sales and revenues grew 13.5% over 2005 to $3,659.3. The following table illustrates the impact of organic growth, and acquisitions completed during the period on sales and revenues during these periods.

	2007/2006	2006/2005
	% Change	% Change

Organic growth	12.6%	13.4%
Acquisitions	1.5%	0.1%

Sales and revenues	14.1%	13.5%

The benefit of new programs and sales growth on existing contracts, particularly at the Advanced Engineering & Services and Systems businesses, drove the 2007 increase in sales and revenues. In addition, volume declines within SSD business due to lower content on certain platforms partially offset the segment’s overall performance. Results attributable to acquisitions during 2007 related primarily to EDO. The year-over-year 2006 increase was largely attributable to organic growth, primarily in A/CD (production increases), Night Vision (higher domestic volume), and Systems and Advanced Engineering & Services businesses (contract growth).

During 2007 and 2006, we received orders of $4,073.9 and $4,118.0, respectively. This represents a decrease of $44.1 and an increase of $716.5 over each respective prior year period. These fluctuations illustrate that the level of activity related to programs within the Defense Electronics & Services business segment can, at times, be affected by timing within government funding authorization and project evaluation cycles.

Operating income increased $98.4 or 24.3% for 2007 compared to 2006. Excluding the impact of acquisitions, operating income increased $102.0 or 25.2% over the same period. The year-over-year increase was primarily attributable to the previously mentioned sales drivers and increased operating efficiencies, particularly within the A/CD business, partially offset by the sales volume declines within SSD. In addition, operating income for 2006 included estimated costs to settle compliance issues in the Defense Electronics & Services business segment.

In 2006, operating income increased $40.6, or 11.2% from 2005. Income growth of 14.7% was driven by operating efficiencies, organic growth, favorable performance on contract milestones and net favorable cost experience on fixed-price contracts, partially offset by estimated costs to settle compliance issues in the Defense Electronics & Services business segment. The recognition of stock-based compensation expense, reflecting the adoption of SFAS 123R (1.8%), and higher restructuring costs (1.7%) reduced operating income.

Motion & Flow Control

Sales and revenues for the year ended December 31, 2007 were $1,332.5, reflecting a 21.9% increase over 2006. During 2006, sales and revenues grew 6.0% over 2005 to $1,092.9. The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

	2007/2006	2006/2005
	% Change	% Change

Organic growth	10.2%	5.8%
Acquisitions	6.3%	—
Foreign currency translation	5.4%	0.2%

Sales and revenues	21.9%	6.0%

During 2007, the Motion & Flow Control business segment recognized sales and revenues of $1,273.8 on a constant currency basis, an increase of $180.9 or 16.6% over 2006. Excluding revenues of $69.2 from acquisitions, revenues from existing businesses increased $111.7, or 10.2%. This year-over-year increase was primarily due to the following factors: higher sales to commercial, military and to a lesser extent industrial markets drove year-over-year growth of 18.9% in the Aerospace Controls business; higher volumes attributable to new European platforms and existing programs resulted in 13.5% growth in the Friction Technologies business; Energy Absorption sales increased 9.3% on higher volumes within the bus, truck and rail markets; higher volumes of electronic components sales, particularly in Asia and the Americas, drove growth of 9.0% in the Interconnect Solutions business; and sales growth of 4.5% from the Flow Control business, benefiting from higher volumes in the marine, industrial and beverage markets, but partially offset by results from a soft Spa/Whirlpool market.

Contributions, primarily from the Friction Technologies (new OEM releases coupled with an increase in existing business), Interconnect Solutions (significant strength in Asia), and Flow Control (higher volumes) businesses provided 5.8% of organic revenue growth during 2006.

During 2007 and 2006, we received orders of $1,399.3 and $1,141.4, respectively. This represents increases of $257.9 and $111.1 or 22.6% and 10.8%, respectively, over each prior year period. Order growth in 2007 was attributable to each business within the segment, including Friction Technologies, driven by the previously mentioned new platforms in Europe, and Aerospace Controls.

Operating income increased $37.7 or 25.2% for 2007 compared to 2006. Excluding the impact of foreign currency translation and contributions from acquisitions,

operating income increased $26.9 or 18.0% over the same period. The year-over-year increase was primarily driven by higher sales volumes, cost reduction initiatives, and operating efficiencies. These benefits were partially offset by higher material costs, unfavorable mix within Energy Absorption, and higher SG&A expense, including increased marketing expense, higher compensation costs and the impact of foreign currency translation. Operating margin was 12.1% and 11.4% for 2006 and 2005, respectively. Excluding the impact of foreign currency translation and contributions from acquisitions completed in 2007, operating margin for 2007 was 14.7% compared to 13.7% for the same prior year period.

In 2006, operating income increased $16.4, or 12.3%. This increase reflects higher organic volumes, benefits from operating efficiencies, and lower restructuring costs, partially offset by higher material costs, recognition of stock-based compensation expense, reflecting the adoption of SFAS 123R, and the impact of acquisitions.

Corporate and Other

Corporate expenses of $145.6 for 2007 increased $22.0 compared to the prior year, primarily reflecting higher bonus, stock-based compensation, pension and post-employment benefits and other compensation-related expenses. During 2006, corporate expenses increased $32.5, or 35.7%. The increase primarily reflects additional accruals for legacy environmental and other legal matters, the recognition of stock-based compensation expense, reflecting the adoption of SFAS 123R, and the cost of process improvement initiatives. Lower medical and post-retirement costs partially offset the increase in expenses.

Restructuring and Asset Impairment Charges

2007 Restructuring Activities

During 2007, we recorded a net restructuring charge of $61.1, reflecting costs of $57.9 related to new actions and $7.4 related to prior year plans, as well as the reversal of $4.2 of restructuring accruals that management determined would not be required.

Components of 2007 Charges

	2007 Actions						Prior
		Other	Lease			Planned	Years’ Plans
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$32.7	$0.5	$1.4	$2.1	$36.7	410	$3.5	$(1.1)
Defense Electronics & Services	6.2	—	1.5	—	7.7	115	2.9	(0.9)
Motion & Flow Control	9.5	—	0.3	0.4	10.2	201	1.0	(0.5)
Corporate and Other	3.3	—	—	—	3.3	3	—	(1.7)

	$51.7	$0.5	$3.2	$2.5	$57.9	729	$7.4	$(4.2)

The charges associated with actions announced during 2007 represent a reduction of structural costs in all business segments and the planned closure of four facilities in the Fluid Technology business segment, one facility in the Motion & Flow Control business segment and two facilities in the Defense Electronics & Services business segment. Planned position eliminations total 729, including 341 factory workers, 345 office workers and 43 management employees. The costs associated with prior years’ plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset write-offs and severance costs.

Payments of $26.8 were made during 2007 related to actions announced during 2007.

The projected future savings over a five year horizon from restructuring actions announced during 2007 are approximately $49 during 2008 (of which $41 is incremental to savings realized in 2007), and $230 between 2009 and 2012.

2007 Asset Impairment Charges

During the fourth quarter of 2007, we recognized $5.0 of charges related to the impairment of long-lived assets. The impairment was the result of our determination that two businesses, one within the Motion & Flow Control business segment and one within the Fluid Technology business segment, were experiencing lower than expected financial results, and as a result certain long-lived assets of those businesses may be impaired. After revising the earnings forecasts for those businesses to reflect current business conditions, asset impairment charges of $4.2 and $0.8 were recorded within the Motion & Flow Control and Fluid Technology business segments, respectively.

2006 Restructuring Activities

During 2006, we recorded a net restructuring charge of $51.7, reflecting costs of $52.7 related to new actions and $3.8 related to prior year plans, as well as the reversal of $4.8 of restructuring accruals that management determined would not be required.

Components of 2006 Charges

	2006 Actions
		Other	Lease				Prior
		Employee-	Cancellation			Planned	Years’ Plans
		Related	& Other	Asset		Position	Additional	Reversal of
	Severance	Costs	Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$17.0	$2.8	$5.7	$1.2	$26.7	441	$0.9	$(0.9)
Defense Electronics & Services	3.2	0.1	3.9	—	7.2	113	—	(0.9)
Motion & Flow Control	11.3	0.1	4.1	1.2	16.7	236	2.8	(3.0)
Corporate and Other	2.1	—	—	—	2.1	26	0.1	—

	$33.6	$3.0	$13.7	$2.4	$52.7	816	$3.8	$(4.8)

The charges associated with actions announced during 2006 represent a reduction of structural costs in all business segments and the closure of three facilities in the Fluid Technology business segment, two in the Motion & Flow Control business segment and one in the Defense Electronics & Services business segment. Planned position eliminations total 816, including 427 factory workers, 360 office workers and 29 management employees. The costs associated with prior years’ plans primarily reflect additional severance costs.

Payments of $20.5 were made during 2006 related to actions announced during 2006.

The projected future savings over a four year horizon from restructuring actions announced during 2006 are approximately $49 during 2008, and $146 between 2009 and 2011.

2005 Restructuring Activities

During 2005, we recorded a net restructuring charge of $53.9, reflecting costs of $58.7 related to new actions and costs of $0.2 related to previous plans, as well as the reversal of $5.0 of restructuring accruals that management determined would not be required.

Components of 2005 Charges

	2005 Actions
		Other	Lease				Prior Years’
		Employee-	Cancellation			Planned	Plans
		Related	& Other	Asset		Position	Additional	Reversal of
	Severance	Costs	Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$28.8	$0.5	$1.2	$1.4	$31.9	466	$—	$(0.3)
Motion & Flow Control	25.2	0.2	0.9	0.1	26.4	474	0.2	(4.7)
Corporate and Other	0.4	—	—	—	0.4	1	—	—

	$54.4	$0.7	$2.1	$1.5	$58.7	941	$0.2	$(5.0)

These charges represent a reduction of structural costs and closure of four facilities in the Fluid Technology business segment. In addition, activity in the Motion & Flow Control business segment reflected the closure of two facilities and a continued reorganization including workforce reductions, the consolidation of functions, the transfer of functions from France to Holland, and the outsourcing of selected functions to Eastern Europe. Planned position eliminations total 941, including 485 factory workers, 402 office workers and 54 management employees.

Payments of $26.9 were made during 2005 related to actions announced during 2005.

The projected future savings over a three year horizon from restructuring actions announced during 2005 are approximately $53 during 2008, and $104 between 2009 and 2010.

Discontinued Operations

2007 Dispositions

Switches

On July 26, 2007, we completed the sale of substantially all of our Switches businesses to a private equity firm for net proceeds of $223.2, and an after-tax gain of $84.4 for the year ended December 31, 2007. Included in the gain is a tax benefit of $26.4, primarily resulting from book-to-tax differences related to the write-down of impaired long-lived assets in a previous period.

As of December 31, 2007, we had assets and liabilities classified as held for sale of $5.0 and $1.0, respectively. These balances relate to a remaining portion of the Switches businesses to be sold. We expect to complete the final component of the sale during the first quarter of 2008.

The divestiture of the businesses is consistent with our strategy of concentrating resources in core product areas and de-emphasizing products that are determined to be less strategic. The Switches businesses produce a variety of switches, keypads, customized dome arrays and interface control products. The Switches businesses sell their products to a wide range of customers in the transportation, consumer, telecommunications, medical, and instrumentation market segments.

The Switches businesses have been reported as discontinued operations since the third quarter of 2006.

Revenues and operating income for Switches businesses reported in discontinued operations were as follows:

	Year Ended December 31
	2007	2006	2005

Revenues	$177.8	$374.8	$348.1
Operating income (loss)	$11.0	$30.6	$(230.2)

Assets and liabilities of the Switches businesses representing ITT’s discontinued businesses held for sale were as follows:

	December 31
	2007	2006

Receivables, net	$2.7	$50.9
Inventories, net	1.2	34.7
Plant, property and equipment, net	1.1	54.1
Goodwill	—	21.7
Deferred income taxes and accrued tax receivables	—	19.8
Other assets	—	2.0

Total assets	$5.0	$183.2

Accounts payable and accrued expenses	$0.9	$63.4
Accrued and deferred income taxes	0.1	18.0
Other liabilities	—	15.3

Total liabilities	$1.0	$96.7

As of December 31, 2007 and December 31, 2006, ITT’s balance sheet included a cumulative translation gain adjustment of $0.8 and a cumulative translation loss adjustment of $40.1, respectively, related to the Switches businesses held for sale.

2006 Dispositions

Fluid Handling Systems

In the first quarter of 2006, we completed the sale of our automotive brake and fueling tubing and components business to a privately held company for net proceeds of $187.7 and a gain of $19.0. The business, which was a component of the Motion & Flow Control business segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry.

Revenues generated from the FHS business during 2006 and 2005 were $41.2 and $417.4, respectively. Operating income generated from the FHS business during 2006 and 2005 was $2.6 and $21.6.

Richter

During the first quarter of 2006, we also completed the sale of our industrial non-metallic lined pumps and valves business to a private equity investor for net proceeds of $24.8 and a gain of $22.2. The business, which was a component of the Fluid Technology business segment, is a leading manufacturer of pumps and valves for selected segments in the chemical, fine chemical and pharmaceutical industries.

Revenues generated from the Richter business during 2006 and 2005 were $2.0 and $38.4, respectively. Operating income generated from the Richter business during 2006 and 2005 was $0.2 and $4.9.

Other Dispositions

ITT Automotive

In September of 1998, we completed the sales of our automotive Electrical Systems business to Valeo SA for approximately $1,700 and our Brake and Chassis unit to Continental AG of Germany for approximately $1,930. These dispositions were treated as discontinued operations. During 2005, we finalized an IRS tax settlement that covered the periods from 1998 to 2000, which included the sale of the Electrical Systems business and the Brake and Chassis unit. As a result, we paid $100.6 to settle tax matters related to the sale of these automotive businesses. Remaining tax reserves of $53.6 relating to this matter were reversed and included in income from discontinued operations.

Liquidity and Capital Resources

Contractual Obligations:

ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2007:

	Payments Due by Period
		Less Than			More Than	All
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other

Long-term debt(1)	$611.0	$176.1	$21.9	$89.8	$323.2	$—
Operating leases(2)	660.5	114.8	189.4	131.7	224.6	—
Purchase obligations(3)(4)	808.3	595.9	158.5	20.1	33.8	—
FIN 48 liability(5)	103.3	—	—	—	—	103.3
Other long-term obligations reflected on balance sheet(6)	188.0	38.4	49.8	35.1	64.7	—

Total	$2,371.1	$925.2	$419.6	$276.7	$646.3	$103.3

(1)	See Note 15, “Debt,” in the Notes to Consolidated Financial Statements, for discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt, including current maturities and unamortized discount and excludes deferred gain on interest rate swaps.

(2)	Refer to Note 14, “Leases and Rentals,” in the Notes to Consolidated Financial Statements, for further discussion of lease and rental agreements.

(3)	The unconditional purchase commitments are principally take or pay obligations related to the purchase of certain raw materials and subcontract work.

(4)	Purchase obligations contain two contracts that have early termination penalties as follows:

a)	A three year agreement in the amount of $4.0 that would require a termination penalty of the difference between $4.0 and the amount paid in that year.

b)	A five year agreement in the amount of $12.5 that would require a termination penalty based on the number of remaining months. As of December 31, 2007, this fee would have been $2.9.

(5)	As of December 31, 2007, ITT’s FIN 48 liability was $103.3. ITT was unable to reasonably estimate the timing of FIN 48 liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. (See the section entitled “Critical Accounting Estimates — Income Taxes”)

(6)	Other long-term obligations include estimated environmental payments. We estimate, based on historical experience, that we will spend between $8.0 and $12.0 per year on environmental investigation and remediation. We are contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2007, our best estimate for environmental liabilities is $124.7. In addition, other long-term obligations include letters of credit, payments to settle prior acquisitions from an acquired company, and payments in connection with our settlement of compliance issues in the Defense Electronics & Services business segment.

Cash Flow Summary

	December 31
	2007	2006

Operating Activities	$798.1	$780.7
Investing Activities	(1,958.1)	(46.3)
Financing Activities	1,981.1	(370.2)
Discontinued Operations — Operating Activities	(16.2)	80.2

Operating Activities

Cash provided by operating activities in 2007 increased $17.4 from the prior year. This increase is due to a $133.3 increase in income from continuing operations combined with a $213.2 improvement in cash from inventories across all three business segments. These increases in cash were partially offset by a $175.5 increased use of cash for accounts receivable mainly due to the Fluid Technology business segment, reflecting higher volumes overall, including increased sales in Europe, which have longer payment terms, and the Defense Electronics & Services business segment due primarily to higher overall volumes, and the increase in EDO receivables since the acquisition date. Also, accounts payable and accrued expenses were a reduced source of cash totaling $109.2, primarily due to contract reserve adjustments as well as a payment of $30.0 towards $50.0 in fines, forfeitures and penalties we agreed to in conjunction with our settlement with the U.S. government relating to ITT Night Vision’s compliance with ITAR. See Note 21, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion of the Night Vision matter. Additionally, accrued and deferred taxes mitigated the increase in cash by $64.4, primarily related to increased tax payments of $116.3, partially offset by increased accrued and deferred tax liabilities.

Investing Activities

Additions to Plant, Property and Equipment:

Capital expenditures during 2007 were $239.3, an increase of $62.2 from 2006. The Fluid Technology business segment increased its capital expenditures $21.4 largely related to incremental investments in facilities in Asia and Eastern Europe. Also reflected in 2007 capital expenditures was a cash payment of $44.8 related to the renewal of the sale leaseback arrangement for ITT’s corporate aircraft whose term expired in December 2007. See Note 22,

“Guarantees, Indemnities and Warranties,” in the Notes to Consolidated Financial Statements for further discussion.

Acquisitions:

2007 Acquisitions

During 2007, we spent $2,009.2 for the acquisition of six companies. The acquisitions of EDO for $1,598.7 within our Defense Electronics & Services business segment and of IMC for $390.5 within our Motion & Flow Control business segment comprised most of the total spending. Of the other acquisitions, one was in the Defense Electronics & Services business segment and three were in the Fluid Technology business segment.

2006 Acquisitions

During 2006, we spent $89.5, primarily for the acquisition of three entities, one within the Fluid Technology business segment, one in the Defense Electronics & Services business segment and one in the Motion & Flow Control business segment.

2005 Acquisitions

During 2005, we made one acquisition for $29.7, which is included in the Fluid Technology business segment.

We also paid a purchase price adjustment totaling $28.5 related to the 2004 acquisition of Remote Sensing Systems business (“RSS”) and purchased additional shares of WEDECO, a company acquired in 2004, for $10.8.

Proceeds from Sale of Assets and Businesses:

During 2007, we completed the sale of substantially all of our Switches businesses for net proceeds of $223.2. We expect to complete the sale of the remaining portion of the business to the same buyer during the first quarter of 2008. Additionally, as part of ITT’s renewal of its its corporate aircraft sale leaseback, we received a cash payment of $50.2 for the sale of the aircraft to the lessor. See Note 22, “Guarantees, Indemnities and Warranties,” in the Notes to Consolidated Financial Statements for further discussion.

In the first quarter of 2006, we completed the sale of Fluid Handling Systems and Richter for net proceeds of $212.5.

Financing Activities

Our funding needs are monitored and strategies are executed to manage overall cash requirements and debt ratios. Current debt ratios have positioned us to continue to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	December 31
	2007	2006

Cash & cash equivalents	$1,840.0	$937.1
Total debt	3,566.0	1,097.4
Net debt	1,726.0	160.3
Total shareholders’ equity	3,944.8	2,869.4
Total capitalization (debt plus equity)	7,510.8	3,966.8
Net capitalization (debt plus equity less cash and cash equivalents)	5,670.8	3,029.7
Debt to total capitalization	47.5%	27.7%
Net debt to net capitalization	30.4%	5.3%

Debt and Credit Facilities:

	December 31
	2007	2006

Commercial paper	$1,589.7	$553.3
Other debt	1,493.3	43.7

Notes payable and current maturities of long-term debt	3,083.0	597.0
Long-term debt	483.0	500.4

Total debt	$3,566.0	$1,097.4

Short-term debt, including current maturities of long-term debt, was $3.1 billion and $0.6 billion at December 31, 2007 and 2006, respectively. Net debt at December 31, 2007 was $1.7 billion compared to $0.2 billion at December 31, 2006. This increase primarily reflects our funding for the acquisition of EDO. In January of 2008, we paid down $0.9 billion of debt utilizing cash on hand as of December 31, 2007. We expect that cash generated from operations over the next two years will be utilized to further decrease our debt balance.

In November 2005, ITT entered into a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised the option to increase the principal amount under the revolving credit agreement to $1.75 billion. The provisions of this agreement require that we maintain an interest coverage ratio, as defined, of 3.5 times. At December 31, 2007, we were in compliance with our debt covenants.

The revolving credit agreement serves as backup for the commercial paper program. Prior to December 2007, borrowing through commercial paper and under the revolving credit agreements could not exceed $1.25 billion in the aggregate outstanding at any time. In December 2007, the ITT Board of Directors approved commercial paper borrowings, using the revolving credit agreement as backup, to increase up to $1.75 billion in the aggregate outstanding.

Share Repurchases:

In 2007, we spent $299.0 on the repurchase of common stock. Of this amount, $48.6 relates to 0.9 shares which were acquired at the end of 2006 and settled in January 2007. The remaining $250.4 relates to 4.1 shares repurchased in 2007. This activity was part of a three year $1 billion share repurchase program announced during the fourth quarter of 2006.

In December 2006, we purchased 1.9 shares for $105.2. Of this activity, 0.9 shares were acquired at the end of 2006 and settled in January 2007 for $48.6. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our business organically and through acquisitions, while also providing cash returns to shareholders. Additionally, in 2006 and 2005, we repurchased 2.8 shares for $153.4 and 6.6 shares for $334.4, respectively, to offset the dilutive effect of exercised stock options and restricted stock issuances.

Discontinued Operations — Operating Activities

During 2007, cash from operating activities of discontinued operations declined $96.4 due to a use of cash of $16.2 over the comparable prior year. The primary driver of the decrease in cash flow was the absence of operating cash flows from our Switches businesses sold in the third quarter of 2007 and FHS and Richter, as a result of their disposition in the first quarter of 2006.

During 2006, cash generated from operating activities of discontinued operations increased $111.5 to $80.2. The primary driver of the increase in cash flow was a payment in 2005 of approximately $100 to settle tax matters associated with the 1998 sale of our automotive businesses.

During 2005, cash used in operating activities of discontinued operations was $31.3. During 2004, cash generated from operating activities of discontinued operations was $54.4. The primary reason for the variance in cash flow between the periods was the 2005 payment of approximately $100 to settle tax matters related to our automotive discontinued operations.

Off-Balance Sheet Arrangements

Guarantees & Indemnities:

Since its incorporation in 1920, ITT has acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law, or as a result of the terms of the agreement. ITT does not have a liability recorded for the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities. Existing material indemnities are discussed in detail below.

In December of 2007, ITT entered into a five-year sales-type lease for its corporate aircraft and then leased the aircraft back under an operating lease. ITT has provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. ITT would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2007, ITT does not believe that a loss contingency is probable and therefore does not have an accrual recorded in its financial statements.

ITT has a number of individually immaterial guarantees outstanding at December 31, 2007, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on our financial position, results of operations, or cash flows on a consolidated basis in the foreseeable future.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1 to the Consolidated Financial Statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. Actual results in these areas could differ from management’s estimates.

Contingent Liabilities:

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, product liabilities (including asbestos), employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Accruals for anticipated settlements have been established where the outcome of the matter is probable and can be reasonably estimated. In addition, accruals for legal fees for various matters have been established where the fees are probable of payment and can be reasonably estimated. Based on present information, including our assessment of the merits of claims, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have a material adverse impact on our financial position, results of operations or cash flows, on a consolidated basis.

However, because of uncertainties related to these matters, we can only record accruals based on currently available information. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated financial position, results of operations or cash flows. For a discussion of these contingencies, including management’s judgment applied in the recognition and measurement of specific liabilities, refer to Note 21 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

Employee Benefit Plans:

ITT sponsors numerous employee pension and welfare benefit plans. The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates (some of which are disclosed in Note 18, “Employee Benefit Plans,” within the Notes to Consolidated Financial Statements) and other factors.

Key Assumptions

A summary of the significant assumptions used for the pension benefit plans are as follows:

Weighted Average Assumptions	2007	2006

Expected rate of return on plan assets used to determine net periodic benefit cost	8.87%	8.88%
Discount rate used to determine net periodic benefit cost	5.87%	5.64%
Discount rate used to determine benefit obligation at December 31	6.19%	5.87%
Rate of future compensation increase used to determine benefit obligation at December 31	4.45%	4.48%

Management develops each assumption using relevant company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

We determine our expected return on plan assets assumption by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plan’s actual historical annual return on assets over the past 10, 15, 20 and 25 years; make estimates of future returns using a Capital Asset Pricing Model; and evaluate historical broad market returns over the past 75 years based on our strategic asset allocation, which is detailed in Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

Based on the approach described above, we estimate the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, our actual geometric average annual return on plan assets for domestic pension plans stood at 9.9%, 11.8%, 12.0% and 12.4%, for the past 10, 15, 20, and 25 year periods, respectively.

The chart below shows actual versus the expected long-term returns for our domestic pension plans that are utilized in the calculation of the net periodic benefit cost. Please see Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for more information.

	2007	2006	2005	2004	2003

Expected return on assets	9.0%	9.0%	9.0%	9.0%	9.0%
Actual return on assets	12.7%	13.8%	13.2%	15.2%	27.5%

Our weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2007 is 8.9%.

We utilize the assistance of our plan actuaries in determining the discount rate assumption. As a service to their clients, the plan actuaries have developed and published an interest rate yield curve comprising AAA/AA bonds with maturities between zero and thirty years. The plan actuaries then discount the annual benefit cash flows of ITT’s pension plan using this yield curve and develop a single-point discount rate matching the plan’s characteristics.

As a result of this process, at December 31, 2007, we raised the discount rate on the domestic pension plans, which represent about 89% of our total pension obligations, from 6.00% to 6.25%. Our weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2007, is 6.19%. Also, at December 31, 2007, we maintained the discount rate on our postretirement welfare plans at 6.0%.

At December 31, 2007, we maintained our expected rate of future compensation increases for domestic plan participants at 4.5%, based on recent historical experience and expectations for future economic conditions.

Pension Expense:

We recorded $61.7 of net periodic pension cost in the Consolidated Income Statement in 2007, compared with net periodic pension cost of $97.8 in 2006. As more fully described in Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements, the primary drivers behind the decrease in the net periodic pension cost were the effect of a higher expected return on plan assets and a decrease in the amortization of deferred losses.

In 2008, we expect to incur approximately $0.5 of net periodic pension cost that will be recorded into the Consolidated Income Statement. The decrease in net periodic pension cost is primarily due to the effect of an increase in the discount rate, higher expected return on assets and lower amortization of deferred losses, partially offset by an increase in interest and service costs. In addition, based on the facts and circumstances described below the decrease in periodic cost will be partially offset by reduced recoveries of costs under our U.S. government contracts.

The Defense Electronics & Services business segment represents approximately 67% of the active U.S. Salaried Plan participants. As a result, we have sought and would seek reimbursement from the Department of Defense for a portion of our pension costs, in accordance with government regulations. U.S. Government Cost Accounting Standards (“CAS”) govern the extent to which pension costs are allocable to and recoverable under contracts with the U.S. government.

A 25 basis point change in the expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on 2008 pension expense:

	Increase/(Decrease)
	in Pension Expense
	25 Basis	25 Basis
	Point Increase	Point Decrease

Long-term rate of return on assets used to determine net periodic benefit cost	$(10.3)	$10.3
Discount rate used to determine net periodic benefit cost(1)	(3.4)	13.3
Rate of future compensation increases used to determine net periodic pension cost	4.4	(4.5)

(1)	Decrease in expense is limited since deferred gains/losses subject to amortization must exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.

Funded Status:

Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. ITT’s U.S. Salaried Pension Plan represents approximately 75.9% of the total pension obligation, and therefore the funded status of the U.S. Salaried Pension Plan has a considerable impact on the overall funded status of our pension plans.

Funding requirements under IRS rules are a major consideration in making contributions to our pension plan. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. In 2007, we contributed $83.1 to pension plans, including $50.0 to the U.S. Salaried Pension Plan. We currently anticipate making contributions to pension plans in the range of $25 to $30 during 2008. We currently estimate that we will not make contributions to the U.S. Salaried Pension Plan during 2008.

The funded status for the U.S. Salaried Plan improved by $373.6, creating a funding surplus of $577.0 at December 31, 2007. For the balance of our funded pension plans, including foreign and affiliate plans, the aggregate funded status improved by $45.5 resulting in a net surplus at December 31, 2007 of $52.2. In addition, we had $356.6 in pension obligations at the end of 2007 for unfunded pension plans where funding is not permitted or, in foreign environments, where funding is not feasible. See Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional details.

The Pension Protection Act of 2006 (the “Pension Act”) contains funding requirements for defined benefit pension plans. The Pension Act establishes a 100% funding target for plan years beginning after December 31, 2007. However, a delayed effective date of 2011 may apply if the pension plan meets the following targets: 92% funded in 2008; 94% funded in 2009; and 96% funded in 2010. We do not anticipate that we will be required to make any mandatory contributions in addition to those mentioned above in 2008 and 2009.

Funded status at the end of 2008 will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. We estimate that every 25 basis point change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan by approximately $120. Similarly, every five percentage point change in the actual 2008 rate of return on assets impacts the same plan by approximately $233.

Revenue Recognition:

ITT recognizes revenue as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. For the majority of our sales, title transfers when products are shipped. Under certain circumstances, title passes when products are delivered. Further, some sales are recognized when the customer picks up the product. In the Defense Electronics & Services business segment, certain contracts require the delivery, installation, testing, certification and customer acceptance before revenue can be recorded.

The Defense Electronics & Services business segment typically recognizes revenue and anticipated profits under long-term fixed-price contracts based on units of delivery, completion of scheduled performance milestones, or percentage of costs incurred to total costs. Estimated contract profits are recorded into earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. Anticipated losses on contracts are recorded when first identified by ITT. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.

Income Taxes:

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates that we expect to be in effect for the year in which we expect the differences will reverse. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryfowards, to the extent that we believe it is more likely than not we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate.

In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If a payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Goodwill Impairment Testing:

Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. Our goodwill balance, $3,829.7 on December 31, 2007, is subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of our reporting units is estimated utilizing a discounted cash flow approach incorporating historic and projected future operating performance. This impairment test involves the use of accounting estimates and assumptions, changes which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We completed our annual impairment as of October 1, 2007 and determined that there was no impairment as of that date.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48. Under FIN 48, ITT may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ITT adopted the provisions set forth by FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $88.8. As a result of the implementation of FIN 48, ITT recognized an increase in liabilities of $26.1 for unrecognized tax benefits. See Note 7 “Income Taxes,” in the Notes to Consolidated Financial Statements, for further details related to ITT’s adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Furthermore, the FASB has proposed FSP 157-c which clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c are due in February 2008. ITT is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. This pronouncement did not have a material effect on ITT’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings. ITT is currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations”. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption of SFAS 141(R) is not permitted. ITT is currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). This statement requires the recognition of a noncontrolling interest (minority interest) as a separate component within equity within the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income. This statement also amends certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. ITT is currently evaluating the potential impact of this statement.

Forward-Looking Statements

Certain statements contained in this document, including within this Management’s Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under “Executive Summary,” “Liquidity and Capital Resources,” “Critical Accounting Estimates,” and “2008 Outlook”), that are not historical facts, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of ITT and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by ITT with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; foreign currency exchange rates; political, social and economic conditions and local regulations in the countries in which ITT conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; availability of liquidity sufficient to meet ITT’s needs; the ability to adapt to changes resulting from acquisitions and divestitures and to affect cost reduction programs; and various other factors referenced in this Management’s Discussion and Analysis and under the caption “Risk Factors”. In some areas the availability of energy sources may affect our production processes or customer demand for our products or services. In addition to these factors, our business segments may be affected by the more specific factors referred to below and as included in Item 1A.

The Fluid Technology business segment will be affected by factors including broad economic conditions in markets served; governmental funding levels; raw material prices; international demand for fluid management products; the ability to successfully expand into new geographic markets; weather conditions; and continued demand for replacement parts and servicing.

The Defense Electronics & Services business segment will be affected by factors including the level of defense funding by domestic and foreign governments; our ability to receive contract awards; government investigations; government contracts subject to security and facility clearances; our ability to obtain and maintain export licenses and our ability to develop and market products and services for customers outside of traditional markets.

The Motion & Flow Control business segment will be affected by the cyclical nature of the transportation industry; economic conditions in its major markets; weather conditions; production levels of major auto producers; and demand for marine and leisure products.

ITT assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(In millions, unless otherwise stated)

Market Risk Exposures

ITT, in the normal course of business, is exposed to the risks associated with changes in interest rates, currency exchange rates, and commodity prices. To limit the risks from such fluctuations, we enter into various hedging transactions that have been authorized pursuant to our policies and procedures. See Note 1, “Summary of Significant Accounting Policies,” and Note 17, “Derivative Instruments and Hedging Activities,” in the Notes to Consolidated Financial Statements.

At December 31, 2007 and 2006, our short-term and long-term debt obligations totaled $3,566.0 and $1,097.4, respectively. In addition, our cash and cash equivalents balances at December 31, 2007 and 2006 were $1,840.0 and $937.1, respectively. Based on these positions, and our overall exposure to interest rates, changes of 58 and 53 basis points (equivalent to 10% of ITT’s weighted average short-term interest rates at December 31, 2007) on our cash and marketable securities and on our floating rate debt obligations would have a $9.8 and $2.7 effect on our pretax earnings for the years ended December 31, 2007 and 2006, respectively. An increase of 61 basis points in long-term interest rates (equivalent to 10% of ITT’s weighted average long-term interest rates at December 31, 2007 and 2006, respectively) would have a $21.5 and $22.9 reduction in the fair value of our fixed rate debt as of December 31, 2007 and 2006, respectively.

The multinational operations of ITT are exposed to foreign currency exchange rate risk. We utilize foreign currency denominated forward contracts to hedge against adverse changes in foreign exchange rates. Such contracts generally have durations of less than one year. ITT has utilized foreign currency denominated derivative instruments to selectively hedge certain transactions in foreign countries. During 2007 and 2006, ITT’s largest exposures to foreign exchange rates existed primarily with the Euro, British Pound, Canadian Dollar and Swedish Krona against the U.S. Dollar. At December 31, 2007, we had ten foreign currency derivative contracts outstanding for a total notional amount of $115.8. A 10% depreciation of the Euro against all other currencies related to ITT’s foreign currency derivatives, held as of December 31, 2007, would cause a net reduction of $6.9 of the fair value of such instruments. At December 31, 2006, we had eleven foreign currency derivative contracts outstanding for a total notional amount of $115.4. A 10% depreciation of the Euro against all other currencies related to ITT’s foreign currency derivatives, held as of December 31, 2006, would cause a net reduction of $7.5 of the fair value of such instruments. We use derivative instruments to hedge exposures and, as such, the quantification of ITT’s market risk for foreign exchange financial instruments does not account for the offsetting impact of our underlying investment and transactional positions.

See Note 17, “Derivative Instruments and Hedging Activities,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedule herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Attached as exhibits to the Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (“Act”), as amended. This section includes information concerning controls and controls evaluation referred to in the certifications. Part IV of this Annual Report on Form 10-K contains the report of Deloitte & Touche LLP (“Deloitte & Touche”), our independent registered public accounting firm, regarding the audit of the Company’s internal control over financial reporting. This section should be read in conjunction with the certifications and the Deloitte & Touche report.

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. On the basis of this review, management, including the CEO and the CFO, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed in our reports filed under the Act is assembled, recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and reports, and to ensure that information required to be disclosed in the reports submitted under the Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

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

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that Company receipts and expenditures are made only in accordance with the authorization of management and the directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that a material weakness existed in its internal controls over financial reporting as of December 31, 2007 related to income tax accounting.

Specifically, the Company did not maintain adequate processes and a sufficient number of technically qualified personnel during the year to facilitate the timely identification of all issues associated with the Company’s income tax closing process. As a result of this material weakness, management has concluded that the Company’s internal control over financial reporting as of December 31, 2007 was not effective based on the criteria in “Internal Control — Integrated Framework” issued by the COSO.

The Company completed two transactions in 2007 that were excluded from management’s report on internal controls over financial reporting. IMC was acquired on September 10, 2007 and EDO was acquired on December 20, 2007. The combined financial statements of IMC and EDO reflect 53 percent and 24 percent of net and total assets, respectively, 1 percent of revenues, and (1) percent of net income of the related consolidated financial statement accounts as of and for the year ended December 31, 2007.

Remedial Actions

The Company is undertaking several remedial steps to enhance controls including, among other things, expanding technical resources and management in the income tax accounting function and conducting a comprehensive evaluation of organizational structure and processes to identify and implement best practice solutions regarding data collection, integration and controls. The Company believes that the steps outlined above will strengthen the Company’s internal control over financial reporting and address the material weakness described above.

In addition, the Company performed additional analyses and other post-closing procedures related to its income tax accounts to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, management believes that the consolidated financial statements included in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and the CFO, does not expect that our disclosure controls and procedures, because of inherent limitations, will prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Other than the changes identified above, there have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at International Motion Control Inc. (“IMC”) and EDO Corporation (“EDO”), which were acquired on September 10, 2007 and December 20, 2007, respectively, and whose combined financial statements constitute 53 percent and 24 percent of net and total assets, respectively, 1 percent of revenues, and (1) percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at IMC and EDO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain effective internal controls over accounting for income taxes. Control deficiencies existed as a result of inadequate processes and an insufficient number of technically qualified tax personnel employed during the year to facilitate the timely identification of all issues associated with the Company’s income tax closing process. The control deficiencies did not result in any material adjustments to the 2007 annual or interim consolidated financial statements. However, the design and operation of procedural and monitoring controls may not have prevented or detected, errors from occurring that could have been material, either individually or in the aggregate.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard relating to uncertain income tax positions.

/s/  Deloitte & Touche LLP
Stamford, Connecticut
February 28, 2008

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2008 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions “Election of Directors,” “Information About the Board of Directors” and “Report of the Audit Committee”.

The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption “Executive Officers of the Registrant.”

ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, election and selection of an independent presiding director as well as responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the company’s website at www.itt.com/profile/govandcharters.asp. A copy of the corporate governance principles and charters are also available to any shareholder who requests them from the Company’s secretary.

ITT has also adopted a written code of ethics, the “Code of Corporate Conduct,” which is applicable to all ITT directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the SEC’s rules and regulations, a copy of the code was filed as an exhibit to the 2002 Form 10-K and has been posted on our website and a copy of the code is also available to any shareholder who requests it. ITT intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.itt.com.

Pursuant to New York Stock Exchange (“NYSE”) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2007. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the caption “Executive Compensation.”

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the captions “Beneficial Ownership of ITT Corporation Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference portions to the definitive proxy statement referred to above in Item 10.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the portions of the definitive proxy statement referred to above in Item 10 set forth under the caption “Independent Auditor Fees.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule on page S-1. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions in 2007.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2006.

As discussed in Note 19 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/  Deloitte & Touche LLP
Stamford, Connecticut
February 28, 2008

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31
(In Millions, Except Per Share Amounts)	2007	2006	2005

Sales and revenues	$9,003.3	$7,807.9	$7,040.8

Costs of sales and revenues	6,435.0	5,618.4	5,072.6
Selling, general and administrative expenses	1,342.7	1,175.9	1,032.0
Research and development expenses	182.3	160.9	156.8
Restructuring and asset impairment charges, net	66.1	51.7	53.9

Total costs and expenses	8,026.1	7,006.9	6,315.3

Operating income	977.2	801.0	725.5
Interest income	49.6	25.4	42.7
Interest expense	114.9	86.2	75.0
Miscellaneous expense, net	13.4	12.9	19.7

Income from continuing operations before income tax expense	898.5	727.3	673.5
Income tax expense	265.5	227.6	144.7

Income from continuing operations	633.0	499.7	528.8
Cumulative effect of change in accounting principle, net of tax benefit of $2.2	—	—	(6.5)
Discontinued operations:
Income (loss) from discontinued operations, including tax benefit of $26.1, $1.0, and $48.5, respectively	109.1	81.4	(162.8)

Net income	$742.1	$581.1	$359.5

Earnings Per Share:
Income from continuing operations:
Basic	$3.51	$2.71	$2.86
Diluted	$3.44	$2.67	$2.80
Cumulative effect of change in accounting principle:
Basic	$—	$—	$(0.03)
Diluted	$—	$—	$(0.03)
Discontinued operations:
Basic	$0.60	$0.44	$(0.88)
Diluted	$0.59	$0.43	$(0.86)
Net income:
Basic	$4.11	$3.15	$1.95
Diluted	$4.03	$3.10	$1.91
Average Common Shares — Basic	180.6	184.3	184.6
Average Common Shares — Diluted	184.0	187.4	188.5

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2007
	Pre-Tax	Tax	Net of Tax
(In Millions)	Income	Expense	Amount

Net income			$742.1
Other comprehensive income:
Foreign currency translation adjustments (refer to table below)	$276.1	$—	276.1
Unrealized gain on investment securities	1.5	(0.5)	1.0
Changes in pension and other benefit plans	427.2	(126.3)	300.9

Other comprehensive income	$704.8	$(126.8)	578.0

Comprehensive income			$1,320.1

	Year Ended December 31, 2006
	Pre-Tax	Tax	Net of Tax
(In Millions)	Income	Expense	Amount

Net income			$581.1
Other comprehensive income:
Foreign currency translation adjustments (refer to table below)	$161.2	$—	161.2
Unrealized gain on investment securities	0.3	(0.1)	0.2
Minimum pension liability	88.9	(30.8)	58.1

Other comprehensive income	$250.4	$(30.9)	219.5

Comprehensive income			$800.6

	Year Ended December 31, 2005
	Pre-Tax
	Income	Tax	Net of Tax
(In Millions)	(Expense)	Expense	Amount

Net income			$359.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(188.9)	$—	(188.9)
Unrealized gain on investment securities and cash flow hedges	0.1	—	0.1
Minimum pension liability	617.4	(217.4)	400.0

Other comprehensive income	$428.6	$(217.4)	211.2

Comprehensive income			$570.7

Disclosure of 2007 foreign currency translation reclassification:
Twelve months ended December 31, 2007 foreign currency translation adjustments			$235.7
Add: reclassification adjustment for losses included in net income			40.4

Net foreign currency translation adjustments			$276.1

Disclosure of 2006 foreign currency translation reclassification:
Twelve months ended December 31, 2006 foreign currency translation adjustments			$177.7
Less: reclassification adjustment for gains included in net income			(16.5)

Net foreign currency translation adjustments			$161.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
(In Millions, Except Share and Per Share Amounts, Unless Otherwise Stated)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$1,840.0	$937.1
Receivables, net	1,935.0	1,288.9
Inventories, net	887.6	726.5
Assets of discontinued businesses held for sale	5.0	183.2
Deferred income taxes	105.9	79.8
Other current assets	156.3	102.8

Total current assets	4,929.8	3,318.3

Plant, property and equipment, net	980.3	833.0
Deferred income taxes	29.7	136.1
Goodwill	3,829.7	2,336.8
Other intangible assets, net	733.0	213.2
Other assets	1,050.2	563.2

Total non-current assets	6,622.9	4,082.3

Total assets	$11,552.7	$7,400.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,296.8	$929.4
Accrued expenses	957.9	839.4
Accrued taxes	40.9	105.6
Notes payable and current maturities of long-term debt	3,083.0	597.0
Pension and postretirement benefits	68.5	68.9
Liabilities of discontinued businesses held for sale	1.0	96.7
Deferred income taxes	8.2	0.2

Total current liabilities	5,456.3	2,637.2

Pension benefits	381.4	346.6
Postretirement benefits other than pensions	383.2	388.9
Long-term debt	483.0	500.4
Other liabilities	904.0	658.1

Total non-current liabilities	2,151.6	1,894.0

Total liabilities	7,607.9	4,531.2
Shareholders’ Equity:
Common stock: Authorized — 250,000,000 shares, $1 par value per share, outstanding — 181,490,121 shares and 183,016,367 shares, respectively(1)	180.7	182.6
Retained earnings	3,528.8	3,029.5
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investment securities and cash flow hedges	0.7	(0.3)
Pension and other benefits	(196.4)	(497.3)
Cumulative translation adjustments	431.0	154.9

Total accumulated other comprehensive income (loss)	235.3	(342.7)

Total shareholders’ equity	3,944.8	2,869.4

Total liabilities and shareholders’ equity	$11,552.7	$7,400.6

(1)	Shares outstanding include unvested restricted common stock of 0.8 million and 0.4 million at December 31, 2007 and 2006, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In Millions)	2007	2006	2005

Operating Activities
Net income	$742.1	$581.1	$359.5
Cumulative effect of change in accounting principle	—	—	6.5
(Income) loss from discontinued operations	(109.1)	(81.4)	162.8

Income from continuing operations	633.0	499.7	528.8
Adjustments to income from continuing operations:
Depreciation and amortization	185.4	171.6	174.4
Stock-based compensation	34.6	22.9	1.5
Restructuring and asset impairment charges, net	66.1	51.7	53.9
Payments for restructuring	(51.5)	(43.4)	(42.0)
Change in receivables	(236.7)	(61.2)	(183.9)
Change in inventories	111.8	(101.4)	(26.2)
Change in accounts payable and accrued expenses	137.2	246.4	120.5
Change in accrued and deferred taxes	(34.1)	30.3	94.9
Change in other current and non-current assets	(106.0)	(74.0)	(16.2)
Change in other current and non-current liabilities	47.2	30.7	7.6
Other, net	11.1	7.4	(0.4)

Net Cash — operating activities	798.1	780.7	712.9

Investing Activities
Additions to plant, property and equipment	(239.3)	(177.1)	(164.4)
Acquisitions, net of cash acquired	(2,009.2)	(89.5)	(69.0)
Proceeds from sale of assets and businesses	283.6	226.6	24.9
Other, net	6.8	(6.3)	(2.2)

Net Cash — investing activities	(1,958.1)	(46.3)	(210.7)

Financing Activities
Short-term debt, net	2,311.9	(155.6)	27.2
Long-term debt repaid	(15.2)	(13.3)	(17.6)
Long-term debt issued	0.5	0.5	0.4
Repurchase of common stock	(299.0)	(210.0)	(334.4)
Proceeds from issuance of common stock	65.4	69.0	151.9
Dividends paid	(96.6)	(77.6)	(65.6)
Tax benefit from stock option exercises and restricted stock award lapses	15.0	16.7	—
Other, net	(0.9)	0.1	(0.1)

Net Cash — financing activities	1,981.1	(370.2)	(238.2)

Exchange Rate Effects on Cash and Cash Equivalents	103.0	50.6	(25.1)
Net Cash — Discontinued Operations:
Operating Activities	(16.2)	80.2	(31.3)
Investing Activities	(4.0)	(9.3)	(18.0)
Financing Activities	(1.0)	0.4	(1.5)

Net change in cash and cash equivalents	902.9	486.1	188.1
Cash and cash equivalents — beginning of year	937.1	451.0	262.9

Cash and Cash Equivalents — End of Year	$1,840.0	$937.1	$451.0

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$96.0	$80.4	$73.8
Income taxes (net of refunds received)	$313.6	$197.3	$49.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Millions)	Shares			Dollars
Year Ended December 31	2007	2006	2005	2007	2006	2005

Common Stock
Beginning balance	182.6	184.6	184.6	$182.6	$184.6	$184.6
Stock incentive plans	2.2	2.6	6.6	2.2	2.6	6.6
Repurchases	(4.1)	(4.6)	(6.6)	(4.1)	(4.6)	(6.6)

Ending balance	180.7	182.6	184.6	$180.7	$182.6	$184.6

Retained Earnings
Beginning balance				$3,029.5	$2,666.0	$2,496.8
Net income				742.1	581.1	359.5
Cash dividend declared on common stock — $0.56, $0.44 and $0.36 per share, respectively				(101.7)	(81.3)	(66.5)
Net repurchase of common stock and other				(141.1)	(136.3)	(123.8)

Ending balance				$3,528.8	$3,029.5	$2,666.0

Accumulated Other Comprehensive Income (Loss)
Unrealized gain (loss) on investment securities and cash flow hedges:
Beginning balance				$(0.3)	$(0.5)	$(0.6)
Unrealized gain				1.0	0.2	0.1

Ending balance				$0.7	$(0.3)	$(0.5)

Pension and postretirement benefit plans:
Beginning balance				$(497.3)	$(120.4)	$(520.4)
Changes in pension and other benefit plans, net of tax				300.9	—	—
Cumulative effect of adopting SFAS 158 (net of deferred income tax benefit of $231.3)				—	(435.0)	—
Recognition of minimum pension liability				—	58.1	400.0

Ending balance				$(196.4)	$(497.3)	$(120.4)

Cumulative translation adjustments:
Beginning balance				$154.9	$(6.3)	$182.6
Reclassification adjustment for losses (gains) included in net income				40.4	(16.5)	—
Foreign currency translation				235.7	177.7	(188.9)

Ending balance				$431.0	$154.9	$(6.3)

Total accumulated other comprehensive income (loss)				$235.3	$(342.7)	$(127.2)

Total Shareholders’ Equity				$3,944.8	$2,869.4	$2,723.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts, unless otherwise stated)

NOTE 1

Summary of Significant Accounting Policies

Consolidation Principles:

The consolidated financial statements include the accounts of ITT Corporation and all majority owned subsidiaries. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT consolidates companies in which it owns more than 50% of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. All intercompany transactions have been eliminated. See Note 23, “Business Segment Information,” for a description of our segments.

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

Sales and Revenue Recognition:

ITT recognizes revenues as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. The Defense Electronics & Services business segment generally recognizes sales and anticipated profits under long-term fixed-price contracts based on the units of delivery, the completion of scheduled performance milestones, or percentage of costs incurred to total costs. Estimated contract profits are recorded into earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. Anticipated losses on contracts are recorded when first identified by ITT. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.

Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered and are recorded as a component of cost of sales and revenues. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs.

Research and Development:

Significant costs are incurred each year in connection with research and development (“R&D”) programs that are expected to contribute to future earnings. R&D costs not specifically covered by contracts are charged to expense as incurred. R&D costs incurred under contracts with customers are charged directly to the related contracts and are reported as a component of costs of sales and revenues.

Cash and Cash Equivalents:

ITT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories:

Most inventories are valued at the lower of cost (first-in, first-out or “FIFO”) or market. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted when required. Potential losses from obsolete and slow-moving inventories are recorded when identified. Domestic inventories valued under the last-in, first-out (“LIFO”) method represent 9.7% and 11.8% of total 2007 and 2006 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used by us to value all inventories.

Long-Lived Asset Impairment Losses:

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. When the undiscounted net cash flows are less than the carrying amount, losses are recorded for the difference between the discounted net cash flows of the assets and the carrying amount. See

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Note 4, “Restructuring and Asset Impairment Charges,” for further discussions on impairment losses.

Plant, Property and Equipment:

Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the economic useful lives of the assets involved as follows: buildings and improvements — five to 40 years, machinery and equipment — two to 10 years, furniture and office equipment — three to seven years, and other — five to 40 years.

Goodwill and Other Intangible Assets:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill, the excess of cost over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if circumstances warrant.

See Note 12, “Goodwill and Other Intangible Assets,” for a description of our goodwill and other intangible assets.

Investments:

Investments for which we do not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. ITT periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. Such investments were recorded at the lower of cost or estimated net realizable value at the end of each period. For investments in which we own or control 20% or more of the voting shares, or over which we exert significant influence over operating and financial policies, the equity method is used. Our share of net income or losses of equity investments is included in miscellaneous expense and was not material in any period presented. Investments are included in other assets.

Foreign Currency Translation:

Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders’ equity. The national currencies of the foreign companies are generally the functional currencies. Net gains/(losses) from foreign currency transactions are reported currently in selling, general and administrative expenses (“SG&A”) and were $1.7, $(0.7) and $1.2, in 2007, 2006, and 2005, respectively.

Derivative Financial Instruments:

From time to time, ITT uses certain derivative financial instruments, including interest rate swaps and foreign currency forward contracts and/or swaps, as a means of hedging exposure to interest rate and foreign currency risks. ITT and its subsidiaries are end-users and do not utilize these instruments for speculative purposes. ITT has rigorous standards regarding the financial stability and credit standing of its major counterparties.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Employee Benefit Plans:

ITT accounts for its defined benefit pension plans and other postretirement benefit plans using actuarial models as required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of “events” are changes in actuarial assumptions such as discount rate, rate of compensation increase and mortality.

Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which effectively requires balance sheet recognition of the underfunded or overfunded status of pension and postretirement benefit plans and to recognize changes in the funded status through comprehensive income. Actuarial gains and losses and prior service costs or credits that have not been recognized under SFAS 87 and SFAS 106 must be recognized in accumulated other comprehensive income within shareholders’ equity, net of taxes, until they are amortized as a component of net periodic benefit cost.

Stock-Based Compensation:

ITT adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006 on a prospective basis in accounting for stock-based compensation. Accordingly, we recognize the employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. See Note 19, “Stock-Based and Long-Term Incentive Employee Compensation,” for further detail.

Periods prior to 2006 were accounted for using the intrinsic value method of accounting for employee stock options as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation cost being recognized because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at grant date.

Income Taxes:

We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. We record a valuation allowance to reduce deferred tax assets when uncertainty regarding their reliability exists.

ITT adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007 which effectively changed the accounting for uncertain tax positions and related disclosures. See Note 2, “New Accounting Pronouncements,” and Note 7, “Income Taxes,” for further details.

Commitments and Contingencies:

We record accruals for commitments and loss contingencies for those which are both probable and the amount can be reasonably estimated. In addition, legal fees are accrued, for cases where a loss is probable and the related fees can be reasonably estimated.

Environmental Remediation Costs:

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are primarily included in other liabilities at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Recoveries from insurance companies or other third parties are included in other assets when it is known that a claim will be realized.

Earnings per Share:

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive common shares, which includes stock options and restricted stock.

Reclassifications:

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48. Under FIN 48, ITT may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ITT adopted the provisions set forth by FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $88.8. As a result of the implementation of FIN 48, ITT recognized an increase in liabilities of $26.1 for unrecognized tax benefits. See Note 7 “Income Taxes,” for further details related to ITT’s adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Furthermore, the FASB has proposed FSP 157-c which clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c are due in February 2008. ITT is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. This pronouncement did not have a material effect on ITT’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings. ITT is currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption of SFAS 141(R) is not permitted. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires the recognition of a noncontrolling interest (minority interest) as a separate component within equity within the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income. This statement also amends certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact of this statement.

NOTE 3

Acquisitions

2007 Acquisitions

EDO Corporation

On December 20, 2007, ITT spent $1,185.2, net of cash acquired and including direct acquisition costs, to acquire all of the outstanding shares of EDO Corporation (“EDO”), a global aerospace and defense company, for $56 per outstanding share. In addition, we expect additional acquisition costs of $567.0 in connection with the repayment of debt acquired. As of December 31, 2007, we have paid $413.5, and expect to pay the remaining portion of $153.5 during the first quarter of 2008. Management believes that the addition of EDO will allow ITT’s Defense Electronics & Services business segment to provide a broader set of solutions to a wider band of customers. Furthermore, ITT expects it will be better positioned to play an important role on some of the U.S. military’s vital transformational initiatives, such as the Joint Strike Fighter, the Navy’s Littoral Combat Ship, Counter Improvised Explosive Device and the Coast Guard Deepwater programs. There was no contingent consideration related to the acquisition. ITT’s results of operations for the year ended December 31, 2007 reflect the impact of results of operations for EDO from December 20, 2007.

The application of purchase accounting under SFAS No. 141, “Business Combinations” (“SFAS 141”), requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the acquisition date, with amounts exceeding the net fair value being recorded as goodwill. The allocation process requires an analysis of acquired contracts, customer relationships, fixed assets, contractual commitments, legal contingencies, and brand value to identify and record the fair value of all assets and liabilities assumed.

In valuing acquired assets and liabilities fair values were based on, but not limited to future expected discounted cash flows, comparable market rates, replacement costs, expected settlement amounts, and discount and growth rates.

We have assigned preliminary fair value amounts to the tangible and intangible assets acquired and liabilities assumed. However, because of the proximity of this transaction to year-end, the values of certain assets and liabilities are subject to adjustment, as additional information is obtained. Such additional information includes, but is not limited to: valuation of customer relationships; estimate-to-complete contract analyses; valuation of tradenames and valuation and physical counts of property, plant and equipment.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed from EDO as of December 20, 2007, the effective date of the acquisition:

Total
Impact

Currents assets	$534.6
Goodwill and intangible assets	1,642.8
Other non-current assets	107.4

Total assets acquired	$2,284.8

Current liabilities	$321.8
Long-term debt	567.0
Pension and other benefit plan obligations, long-term	60.8
Other long-term liabilities	150.0

Net assets acquired	$1,185.2

As of December 31, 2007, the excess of the purchase price over the fair value of net assets acquired is $1,200.4

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

(none of which is tax-deductible), and was recorded as goodwill in the Defense Electronics & Services business segment. Intangible assets relating to this acquisition totaled $442.4 at December 31, 2007, entirely consisting of customer relationships, with a weighted average amortization period of approximately 13 years.

The following unaudited pro-forma information assumes that the acquisition of EDO was completed as of January 1 for each of the fiscal years shown below:

	Year Ended December 31
	2007	2006

Sales and revenues	$10,071.4	$8,523.1
Net income	$696.6	$504.6
Basic earnings per share	$3.86	$2.74
Diluted earnings per share	$3.79	$2.69

The unaudited pro-forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had EDO been acquired as of the beginning of the periods presented, and should not be taken as indicative of our future consolidated results of operations.

Other 2007 Acquisitions

During 2007, we spent $410.5, net of cash acquired, and including direct acquisition costs, on acquisitions that we do not believe are material individually or in the aggregate to the results of operations or financial position. The most significant of these acquisitions was as follows:

On September 10, 2007, ITT announced that it had completed the acquisition of International Motion Control, Inc. (“IMC”) for $390.5, net of cash acquired and including direct acquisition costs. IMC is a global developer of motion control products, and is a market leader in the manufacture of specialty energy absorption, industrial and aviation control and automation technology. Management believes that IMC, which had 2006 revenues of approximately $200, will add a complementary mix of highly engineered, mission-critical products to ITT’s Motion & Flow Control business segment.

ITT has preliminarily assigned value to the assets and liabilities of these 2007 acquisitions; however, the allocations are subject to further refinement. As of December 31, 2007, the excess of the purchase price over the fair value of net assets acquired in these transactions of $256.3 was recorded as goodwill, of which $236.9, $14.0 and $5.4 are reflected in the Motion & Flow Control, Defense Electronics & Services and Fluid Technology business segments, respectively.

Definite-lived intangible assets relating to the 2007 acquisitions totaled $91.0 at December 31, 2007. This amount includes $80.7 of customer relationships, $9.6 of proprietary technology, and $0.7 of other identifiable intangible assets. These intangible assets are amortized over weighted average lives of approximately 16 years, 13 years, and 9 years, respectively. Indefinite-lived intangible assets include trademarks of $9.1 as of December 31, 2007.

In 2007, ITT had no material changes resulting from the finalization of purchase price allocations related to prior period acquisitions.

2006 Acquisitions

During 2006, we spent $89.5, on acquisitions that we do not believe are material individually or in the aggregate to our results of operations or financial position. These acquisitions included:

•	A privately held company, included in the Defense Electronics & Services business segment, which is a leading provider of semiconductor design services, intellectual property and product. Management believes the technology will help ITT lead the way in providing a new generation of radios for the modern soldier.

•	F.B. Leopold Company, included in the Fluid Technology business segment, which primarily serves municipal and industrial water and wastewater treatment facilities. Management believes this acquisition will expand ITT’s ability to provide pre-treatment filtration technology for surface water, reuse and desalination.

•	Sota Corporation, included in our Motion & Flow Control business segment, is a manufacturer of fuel boost and override pumps and potable water pumps for aerospace applications. Management believes this acquisition enhances our capability and positions us to reach our strategic goals of becoming a Potable Water /Waste Water and Fuel Systems integrator.

As of December 31, 2006, the excess of the purchase price over the fair value of net assets acquired in these transactions of $53.3 was recorded as goodwill, of which $14.9, $29.0 and $9.4 are reflected in the Defense Electronics & Services, Fluid Technology and Motion & Flow Control business segments, respectively. Only the $9.4 reflected in the Motion & Flow Control business segment is deductible for tax purposes.

Intangible assets relating to the acquisitions above totaled $37.6 at December 31, 2006. This amount includes $7.9 of customer relationships, $19.7 of proprietary technology, $5.1 of trademarks, and $4.9 of patents

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

and other identifiable intangible assets. These intangible assets are amortized over weighted average lives of 10 years, 8 years, 10 years and 8 years, respectively.

In 2006, we had no material changes resulting from the finalization of purchase price allocations related to prior period acquisitions.

2005 Acquisitions

During 2005, we spent $69.0 for acquisitions that we do not believe are material individually or in the aggregate to our results of operations or financial position. Of this amount, $29.7 was paid for Ellis K. Phelp and Co., the largest U.S. distributor of products sold under ITT’s Flygt brand, within the Fluid Technology business segment, for the wastewater pumping and treatment market.

ITT also paid a purchase price adjustment totaling $28.5 related to the 2004 acquisition of Remote Sensing Systems business (“RSS”) and purchased additional shares of WEDECO AG Water Technology (“WEDECO”), for $10.8.

In addition, we finalized purchase price allocations related to prior period acquisitions, which resulted in an increase of goodwill of $11.1.

NOTE 4

Restructuring and Asset Impairment Charges

2007 Restructuring Activities

During 2007, we recorded a net restructuring charge of $61.1, reflecting costs of $57.9 related to new actions and $7.4 related to prior year plans, as well as the reversal of $4.2 of restructuring accruals that management determined would not be required.

Components of 2007 Charges

	2007 Actions						Prior
		Other	Lease			Planned	Years’ Plans
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$32.7	$0.5	$1.4	$2.1	$36.7	410	$3.5	$(1.1)
Defense Electronics & Services	6.2	—	1.5	—	7.7	115	2.9	(0.9)
Motion & Flow Control	9.5	—	0.3	0.4	10.2	201	1.0	(0.5)
Corporate and Other	3.3	—	—	—	3.3	3	—	(1.7)

	$51.7	$0.5	$3.2	$2.5	$57.9	729	$7.4	$(4.2)

The charges associated with actions announced during 2007 represent a reduction of structural costs in all business segments and the planned closure of four facilities in the Fluid Technology business segment, one facility in the Motion & Flow Control business segment and two facilities in the Defense Electronics & Services business segment. Planned position eliminations total 729, including 341 factory workers, 345 office workers and 43 management employees. The costs associated with prior years’ plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset write-offs and severance costs.

2007 Asset Impairment Charges

During the fourth quarter of 2007, we recognized $5.0 of charges related to the impairment of long-lived assets. The impairment was the result of our determination that two businesses, one within the Motion & Flow Control business segment and one within the Fluid Technology business segment were experiencing lower than expected financial results, and as a result certain long-lived assets of those businesses may be impaired. After revising the earnings forecasts for those businesses to reflect current business conditions, asset impairment charges of $4.2 and $0.8 were recorded within the Motion & Flow Control and Fluid Technology business segments, respectively.

2006 Restructuring Activities

During 2006, we recorded a net restructuring charge of $51.7, reflecting costs of $52.7 related to new actions and $3.8 related to prior year plans, as well as the reversal of $4.8 of restructuring accruals that management determined would not be required.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Components of 2006 Charges

	2006 Actions
		Other	Lease				Prior
		Employee-	Cancellation			Planned	Years’ Plans
		Related	& Other	Asset		Position	Additional	Reversal of
	Severance	Costs	Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$17.0	$2.8	$5.7	$1.2	$26.7	441	$0.9	$(0.9)
Defense Electronics & Services	3.2	0.1	3.9	—	7.2	113	—	(0.9)
Motion & Flow Control	11.3	0.1	4.1	1.2	16.7	236	2.8	(3.0)
Corporate and Other	2.1	—	—	—	2.1	26	0.1	—

	$33.6	$3.0	$13.7	$2.4	$52.7	816	$3.8	$(4.8)

The charges associated with actions announced during 2006 represent a reduction of structural costs in all business segments and the closure of three facilities in the Fluid Technology business segment, two in the Motion & Flow Control business segment and one in the Defense Electronics & Services business segment. Planned position eliminations total 816, including 427 factory workers, 360 office workers and 29 management employees. The costs associated with prior years’ plans primarily reflect additional severance costs.

2005 Restructuring Activities

During 2005, we recorded a net restructuring charge of $53.9, reflecting costs of $58.7 related to new actions and costs of $0.2 related to previous plans, as well as the reversal of $5.0 of restructuring accruals that management determined would not be required.

Components of 2005 Charges

	2005 Actions
		Other	Lease				Prior
		Employee-	Cancellation			Planned	Years’ Plans
		Related	& Other	Asset		Position	Additional	Reversal of
	Severance	Costs	Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$28.8	$0.5	$1.2	$1.4	$31.9	466	$—	$(0.3)
Motion & Flow Control	25.2	0.2	0.9	0.1	26.4	474	0.2	(4.7)
Corporate and Other	0.4	—	—	—	0.4	1	—	—

	$54.4	$0.7	$2.1	$1.5	$58.7	941	$0.2	$(5.0)

These charges represent a reduction of structural costs in all business segments and the closure of four facilities in the Fluid Technology business segment. In addition, activity in the Motion & Flow Control business segment reflected the closure of two facilities and a continued reorganization including workforce reductions, the consolidation of functions, the transfer of functions from France to Holland, and the outsourcing of selected functions to Eastern Europe. Planned position eliminations total 941, including 485 factory workers, 402 office workers and 54 management employees.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

The following table displays a rollforward of restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance January 1, 2005	$10.7	$0.1	$6.9	$1.1	$18.8
Additional charges for prior year plans	—	—	0.2	—	0.2
Cash payments and other related to prior charges	(8.6)	(0.1)	(5.7)	(1.1)	(15.5)
Reversals of prior charges	—	—	(0.8)	—	(0.8)
Charges for 2005 actions	31.9	—	26.4	0.4	58.7
Reversal of 2005 charges	(0.3)	—	(3.9)	—	(4.2)
Cash payments and other related to the 2005 charges	(13.3)	—	(14.1)	(0.2)	(27.6)
Asset write-offs	(1.4)	—	(0.1)	—	(1.5)

Balance December 31, 2005	19.0	—	8.9	0.2	28.1
Additional charges for prior year plans	0.9	—	2.8	0.1	3.8
Cash payments and other related to prior charges	(14.1)	—	(8.0)	(0.3)	(22.4)
Reversals of prior charges	(0.7)	—	(2.7)	—	(3.4)
Charges for 2006 actions	26.7	7.2	16.7	2.1	52.7
Reversal of 2006 charges	(0.2)	(0.9)	(0.3)	—	(1.4)
Cash payments and other related to the 2006 charges	(8.0)	(3.0)	(8.9)	(0.5)	(20.4)
Asset write-offs	(1.2)	—	(1.2)	—	(2.4)

Balance December 31, 2006	22.4	3.3	7.3	1.6	34.6
Additional charges for prior year plans	3.5	2.9	1.0	—	7.4
Cash payments and other related to prior charges	(15.8)	(2.0)	(5.3)	(1.2)	(24.3)
Reversals of prior charges	(1.1)	(0.6)	(0.3)	—	(2.0)
Charges for 2007 actions	36.7	7.7	10.2	3.3	57.9
Reversal of 2007 charges	—	(0.3)	(0.2)	(1.7)	(2.2)
Cash payments and other related to the 2007 charges	(20.5)	(3.1)	(3.2)	—	(26.8)
Asset write-offs	(4.2)	—	(0.4)	—	(4.6)

Balance December 31, 2007	$21.0	$7.9	$9.1	$2.0	$40.0

The accrual balance as of December 31, 2007 of $40.0 includes $33.4 for severance and $6.6 for facility carrying costs and other.

The following is a reconciliation of employee position eliminations associated with restructuring activities through 2007:

Planned reductions as of January 1, 2005	70
Planned reductions from 2005 actions	941
Actual reductions, January 1 — December 31, 2005	(807)

Planned reductions as of December 31, 2005	204
Planned reductions from 2006 actions	816
Actual reductions, January 1 — December 31, 2006	(750)

Planned reductions as of December 31, 2006	270
Planned reductions from 2007 actions	729
Actual reductions, January 1 — December 31, 2007	(686)

Planned reductions as of December 31, 2007	313

As of the end of 2007, of the announced planned facility closures, two facilities in the Fluid Technology business segment and one facility each in the Defense Electronics & Services and Motion & Flow Control business segments remain to be closed. These closures are expected within the next six months.

NOTE 5

Discontinued Operations

2007 Dispositions

Switches

On July 26, 2007, ITT completed the sale of substantially all of its Switches businesses to a private equity firm for net proceeds of $223.2, and an after-tax gain of $84.4. The remaining portion of the Switches businesses is expected to be sold during the first quarter of 2008.

The divestiture of the businesses is consistent with our strategy of concentrating resources in core product areas and de-emphasizing products that are determined to be less strategic to us. The Switches businesses produce a variety of switches, keypads, customized dome arrays and interface control products. The Switches businesses sell their products to a wide range of customers in the

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

transportation, consumer, telecommunications, medical, and instrumentation market segments.

The Switches businesses have been reported as discontinued operations since the third quarter of 2006.

Revenues and operating income (loss) for the Switches businesses reported in discontinued operations were as follows:

	Year Ended December 31
	2007	2006	2005

Revenues	$177.8	$374.8	$348.1
Operating income (loss)	$11.0	$30.6	$(230.2)

Assets and liabilities of the Switches businesses representing ITT’s discontinued businesses held for sale were as follows:

	December 31
	2007	2006

Receivables, net	$2.7	$50.9
Inventories, net	1.2	34.7
Plant, property and equipment, net	1.1	54.1
Goodwill	—	21.7
Deferred income taxes and accrued tax receivables	—	19.8
Other assets	—	2.0

Total assets	$5.0	$183.2

Accounts payable and accrued expenses	$0.9	$63.4
Accrued and deferred income taxes	0.1	18.0
Other liabilities	—	15.3

Total liabilities	$1.0	$96.7

As of December 31, 2007 and December 31, 2006, ITT’s balance sheet included a cumulative translation gain adjustment of $0.8 and a cumulative translation loss adjustment of $40.1, respectively, related to the Switches businesses held for sale.

2006 Dispositions

Fluid Handling Systems

In the first quarter of 2006, we completed the sale of our automotive brake and fueling tubing and components business (“Fluid Handling Systems” or “FHS”) to a privately held company for net proceeds of $187.7 and a gain of $19.0. The business, which was a component of our Motion & Flow Control business segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry.

Revenues and operating income for FHS reported in discontinued operations were as follows:

	Year Ended December 31
	2006	2005

Revenues	$41.2	$417.4
Operating income	$2.6	$21.6

Richter

During the first quarter of 2006, we also completed the sale of our industrial non-metallic lined pumps and valves business (“Richter”) to a private equity investor for net proceeds of $24.8 and a gain of $22.2. The business, which was a component of the Fluid Technology business segment, was a manufacturer of pumps and valves for selected segments in the chemical, fine chemical and pharmaceutical industries.

Revenues and operating income for Richter reported in discontinued operations were as follows:

	Year Ended December 31
	2006	2005

Revenues	$2.0	$38.4
Operating income	$0.2	$4.9

Other Dispositions

ITT Automotive

In September of 1998, we completed the sales of our automotive Electrical Systems business to Valeo SA for approximately $1,700 and our Brake and Chassis unit to Continental AG of Germany for approximately $1,930. These dispositions were treated as discontinued operations. During 2005, we finalized an IRS tax settlement that covered the periods from 1998 to 2000, which included the sale of the Electrical Systems business and the Brake and Chassis unit. As a result, we paid $100.6 to settle tax matters related to the sale of these automotive businesses. Remaining tax reserves of $53.6 relating to this matter were reversed and included in income from discontinued operations for the year ended December 31, 2005.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

NOTE 6

Sales and Revenues and Costs of Sales and Revenues

Sales and revenues and costs of sales and revenues consist of the following:

	Year Ended
	December 31
	2007	2006	2005

Product sales	$7,057.5	$6,198.1	$5,550.3
Service revenues	1,945.8	1,609.8	1,490.5

Total sales and revenues	$9,003.3	$7,807.9	$7,040.8

Costs of product sales	$4,746.4	$4,224.5	$3,823.0
Costs of service revenues	1,688.6	1,393.9	1,249.6

Total costs of sales and revenues	$6,435.0	$5,618.4	$5,072.6

The Defense Electronics & Services business segment comprises $1,794.5, $1,475.4 and $1,352.4 of total service revenues for 2007, 2006 and 2005, respectively, and $1,574.1, $1,288.1 and $1,136.6 of total costs of service revenues, respectively, during the same periods. The Fluid Technology business segment comprises the majority of the remaining balances of service revenues and costs of service revenues.

The amount of R&D costs incurred under contracts with customers, included as a component of costs of sales and revenues, amounted to $708.9, $499.3 and $472.0 in 2007, 2006 and 2005, respectively.

NOTE 7

Income Taxes

Income tax data from continuing operations is as follows:

	Year Ended
	December 31
	2007	2006	2005

U.S. and foreign components of income from continuing operations before income taxes
U.S.	$454.9	$367.1	$398.7
Foreign	443.6	360.2	274.8

	$898.5	$727.3	$673.5

Provision (benefit) for income tax
Current
U.S. federal	$89.8	$62.5	$106.0
State and local	8.1	7.5	3.7
Foreign	133.5	94.4	75.5

	$231.4	$164.4	$185.2

Deferred
U.S. federal	$21.8	$53.2	$(44.9)
State and local	4.1	0.6	1.4
Foreign	8.2	9.4	3.0

	34.1	63.2	(40.5)

Total income tax expense	$265.5	$227.6	$144.7

A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	Year Ended
	December 31
	2007	2006	2005

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(1.4)	(3.1)	(2.7)
Effect of repatriation of foreign earnings	(0.7)	(2.4)	—
State and local income tax	1.4	0.7	0.8
Research credit	(0.3)	(0.4)	(0.5)
Tax examinations	(4.9)	—	(8.3)
Export sales and domestic manufacturing deduction	(1.0)	(1.1)	(1.0)
Penalty	—	2.4	—
Other	1.4	0.2	(1.8)

Effective income tax expense rate	29.5%	31.3%	21.5%

Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes and for carryforwards.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Deferred tax assets (liabilities) include the following:

	December 31
	2007		2006
	Deferred	Deferred	Deferred	Deferred
	Assets	Liabilities	Assets	Liabilities

Employee benefits	$172.0	$—	$202.5	$—
Accelerated depreciation	—	(34.3)	—	(39.3)
Accruals	185.3	—	196.5	—
Uniform capitalization	4.5	—	5.2	—
Investment	—	(112.3)	—	(57.5)
Loss carryforwards	302.8	—	117.2	—
Foreign tax credit	1.1	—	0.1	—
State credit carryforwards	8.6	—	1.1	—
Intangibles	—	(327.2)	—	(121.6)
Other	—	(70.3)	—	(48.1)

Subtotal	674.3	(544.1)	522.6	(266.5)
Valuation allowance	(212.2)	—	(79.4)	—

	$462.1	$(544.1)	$443.2	$(266.5)

Deferred taxes in the Consolidated Balance Sheets consist of the following:

	December 31
	2007	2006

Current assets	$105.9	$79.8
Current assets of discontinued operations	—	12.6
Non-current assets	29.7	136.1
Current liabilities of discontinued operations	—	(16.6)
Other current liabilities	(8.2)	(0.2)
Other liabilities	(209.4)	(35.0)

	$(82.0)	$176.7

No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $1,945.6 because these amounts are permanently reinvested. While the amount of federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other deductions.

We have net operating losses from some U.S. subsidiaries in the amount of $27.7, which will begin to expire on December 31, 2020, and have state net operating losses of $2,147.9, which will begin to expire on December 31, 2008. We also have net operating losses from some foreign subsidiaries in the amount of $575.0, which will begin to expire on December 31, 2008. We have state tax credit carryforwards in the amount of $8.6, which will begin to expire on December 31, 2012. We have U.S. federal and state capital loss carryforwards in the amount of $121.1, which will expire on December 31, 2012. We also have U.S. foreign tax credit carryforwards in the amount of $1.1, which will begin to expire on December 31, 2009.

As of December 31, 2007, a valuation allowance of $212.2 exists for certain U.S. subsidiary state net operating loss carryforwards, certain foreign net operating loss carryforwards, and certain U.S. federal capital loss carryforwards that may not be realized. As of December 31, 2006, a valuation allowance of $79.4 existed for certain U.S. subsidiary state net operating loss carryforwards and certain foreign net operating loss carryforwards. During 2007, the valuation allowance increased by $132.8 resulting from the following: $85.1 attributable to foreign net operation loss carryforwards, $3.2 attributable to state net operating loss carryforwards and $44.5 attributable to U.S. federal and state capital loss carryforwards.

Shareholders’ equity at December 31, 2007 and 2006 reflects tax benefits related to stock-based compensation in 2007 and 2006 of approximately $21.5 and $23.1, respectively.

The Internal Revenue Service (“IRS”) is currently examining the federal consolidated income tax returns of the Company for the years ended December 31, 2004 through December 31, 2006. The IRS has completed its examination of all years through 2003. As of December 31, 2007, we believe the accrual for income taxes payable is sufficient to cover potential liabilities arising from these examinations.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Uncertain Tax Positions

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 applies to all tax positions accounted for in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” including positions taken in a previously filed tax return or expected to be taken in a future return.

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

We adopted the provisions set forth by FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $88.8. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $79.0. As a result of the implementation of FIN 48, we recognized an increase in liabilities of $26.1 for unrecognized tax benefits. This increase is summarized as follows:

Reduction in retained earnings(1)	$17.4
Increase in deferred tax assets	6.7
Increase in goodwill	2.0

Increase in liabilities for unrecognized tax benefits	$26.1

(1)	During the first quarter ended March 31, 2007, we recorded $11.3 as a cumulative effect adjustment to retained earnings. During the second quarter ended June 30, 2007, we recorded a charge for $6.1 to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2007 is as follows:

Balance at January 1, 2007	$88.8
Additions based on tax positions related to the current year	11.2
Additions based on tax positions related to purchase accounting	9.7
Additions for tax positions of prior years	45.3
Reductions for tax positions of prior years	(39.6)
Settlements	(12.1)

Balance at December 31, 2007	$103.3

As of December 31, 2007, the total amount of unrecognized tax benefits was $103.3. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $42.8. However, if certain unrecognized tax benefits are realized after the adoption of FAS 141(R) an additional $10.2 would impact our effective tax rate. Prior to the adoption of FAS 141(R), the adjustment to the FIN 48 reserve is recorded as an increase to goodwill if an expense and, if a benefit, is applied in general to reduce to zero any goodwill related to the acquisition. Subsequent to the adoption of FAS 141(R) (effective for ITT with its year beginning January 1, 2009) the above rule will no longer apply and any expense or benefit associated with realizing the unrecognized tax benefit will be recorded as part of income tax expense. Included in the balance at December 31, 2007, are tax positions of $42.1, which because of deferred tax accounting would not impact the annual effective tax rate, but could accelerate the payment of cash to the taxing authority. In addition, tax positions of $8.2 attributable to discontinued operations would not impact the annual effective tax rate.

We do not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our income statement. The total amount of accrued interest and penalties as of the date of adoption of FIN 48 was $34.9. During the years ended December 31, 2007, 2006 and 2005, we recognized $6.7, $1.8, and $(16.2) in interest and penalties. We had $36.2 and $29.5 for the payment of interest and penalties accrued for as of December 31, 2007 and 2006, respectively.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Earliest Open Year

Austria	2004
Canada	1999
Germany	1994
Italy	2003
Netherlands	2002
Sweden	2001
United Kingdom	2003
United States	2004

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

NOTE 8

Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Year Ended
	December 31
	2007	2006	2005

Basic Earnings Per Share
Income from continuing operations	$633.0	$499.7	$528.8
Average common shares outstanding	180.6	184.3	184.6
Basic earnings per share	$3.51	$2.71	$2.86
Diluted Earnings Per Share
Income from continuing operations	$633.0	$499.7	$528.8
Average common shares outstanding	180.6	184.3	184.6
Add: Impact of stock options and restricted stock	3.4	3.1	3.9

Average common shares outstanding on a diluted basis	184.0	187.4	188.5

Diluted earnings per share	$3.44	$2.67	$2.80

Shares underlying stock options excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

	December 31
	2007	2006	2005

Stock options	0.5	0.8	0.2
Average exercise price	$56.78	$52.60	$52.86
Years of expiration	2012-2014	2012-2013	2012

The amounts of anti-dilutive restricted common stock excluded from the computation of diluted earnings per share for 2007, 2006 and 2005 were insignificant.

NOTE 9

Receivables, Net

Receivables consist of the following:

	December 31
	2007	2006

Trade	$1,843.3	$1,225.7
Other	127.9	94.5
Less — allowance for doubtful accounts and cash discounts	(36.2)	(31.3)

	$1,935.0	$1,288.9

NOTE 10

Inventories, Net

Inventories consist of the following:

	December 31
	2007	2006

Finished goods	$240.2	$202.9
Work in process	305.2	266.7
Raw materials	438.8	338.9
Less — progress payments	(96.6)	(82.0)

	$887.6	$726.5

NOTE 11

Plant, Property and Equipment, Net

Plant, property and equipment consist of the following:

	December 31
	2007	2006

Land and improvements	$58.7	$51.3
Buildings and improvements	554.7	495.3
Machinery and equipment	1,559.7	1,429.0
Furniture, fixtures and office equipment	229.7	220.3
Construction work in progress	91.1	93.4
Other	139.3	62.7

	2,633.2	2,352.0
Less — accumulated depreciation and amortization	(1,652.9)	(1,519.0)

	$980.3	$833.0

NOTE 12

Goodwill and Other Intangible Assets

ITT follows the provisions of SFAS 142, which require that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant.

ITT completed our annual goodwill and indefinite-lived intangible asset impairment tests as October 1, 2007

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

and 2006 and concluded that no impairment charges were required as of those dates.

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 by operating segment are as follows:

		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Total

Balance as of January 1, 2006	$1,040.8	$947.3	$234.2	$5.0	$2,227.3
Goodwill acquired during the period	30.3	14.9	9.4	—	54.6
Other-net, including foreign currency translation	52.8	0.1	2.0	—	54.9

Balance as of December 31, 2006	1,123.9	962.3	245.6	5.0	2,336.8
Goodwill acquired during the period	5.4	1,214.4	236.9	—	1,456.7
Other-net, including foreign currency translation	38.1	0.1	(2.0)	—	36.2

Balance as of December 31, 2007	$1,167.4	$2,176.8	$480.5	$5.0	$3,829.7

Information regarding our other intangible assets is as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

2006
Finite-lived Intangibles
Customer relationships	$152.2	$(41.3)	$110.9
Proprietary technology	45.7	(6.9)	38.8
Trademarks	26.9	(1.4)	25.5
Patents and other	48.4	(18.6)	29.8
Indefinite-lived Intangibles Brands and trademarks	8.2	—	8.2

Balance as of December 31, 2006	$281.4	$(68.2)	$213.2

2007
Finite-lived Intangibles
Customer relationships	672.9	$(62.1)	610.8
Proprietary technology	63.2	(15.5)	47.7
Trademarks	28.3	(2.3)	26.0
Patents and other	53.2	(22.2)	31.0
Indefinite-lived Intangibles
Brands and trademarks	17.5	—	17.5

Balance as of December 31, 2007	$835.1	$(102.1)	$733.0

Amortization expense related to intangible assets for 2007, 2006 and 2005 was $35.3, $26.7 and $21.5, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

2008	2009	2010	2011	2012

$97.0	96.6	79.4	71.5	58.4

See Note 3, “Acquisitions” for additional information.

Customer relationships, proprietary technology, trademarks and patents and other are amortized over weighted average lives of approximately 13 years, 11 years, 18 years and 19 years, respectively.

NOTE 13

Other Assets

Other assets consist of the following:

	December 31
	2007	2006

Pension assets and prepaid benefit plan costs	$675.6	$243.2
Insurance receivables	182.0	164.3
Other long-term third party receivables-net	54.3	60.0
Other employee benefit-related assets	51.3	33.0
Capitalized software costs	27.0	15.3
Investments in unconsolidated companies	9.3	13.0
Environmental and employee benefit trusts	8.7	7.0
Other	42.0	27.4

	$1,050.2	$563.2

ITT recorded sales to unconsolidated affiliates during 2007, 2006 and 2005 totaling $13.7, $16.0, and $9.7, respectively. Additionally, ITT purchased $27.9 of products from unconsolidated affiliates during 2007. For all investments in unconsolidated companies, our exposure is limited to the amount of the investment. All investments accounted for under the cost method represent voting rights interests of less than 20%.

NOTE 14

Leases and Rentals

ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates and may include renewals and escalations. ITT often pays

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $99.2, $85.1, and $81.6 for 2007, 2006 and 2005, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2007 are shown below.

2008	$114.8
2009	103.5
2010	85.9
2011	68.0
2012	63.7
2013 and thereafter	224.6

Total minimum lease payments	$660.5

NOTE 15

Debt

Debt consists of the following:

	December 31
	2007	2006

Commercial paper	$1,589.7	$553.3
Short-term loans	1,317.2	33.3
Current maturities of long-term debt and other(1)	176.1	10.4

Notes payable and current maturities of long-term debt	$3,083.0	$597.0

		Interest
Long-term debt	Maturity	Rate	2007	2006

Notes and debentures:	2/1/2008	8.875%	$13.2	$13.2
	5/1/2011	6.500%	31.7	31.7
	7/1/2011	7.500%	37.4	37.4
	2008-2014	4.700%	89.9	97.3
	11/15/2025	7.400%	250.0	250.0
	8/25/2048	(2)	17.3	17.3
Other(1)	2008 — 2022	(3)	171.6	13.8
Deferred gain on interest rate swaps			59.2	63.9

Subtotal			670.3	524.6
Less — unamortized discount			(11.2)	(13.8)

Long-term debt			659.1	510.8
Less — current maturities of long-term debt and other(1)			(176.1)	(10.4)

Net long-term debt			$483.0	$500.4

(1)	Includes $153.5 related to debt acquired in connection with the acquisition of EDO.

(2)	The interest rate for the note/debenture was 4.52% and 5.31% at December 31, 2007 and 2006, respectively.

(3)	The weighted average interest rate was 2.62% and 5.35% at December 31, 2007 and 2006, respectively.

Principal payments required on long-term debt and other for the next five years are:

2008	2009	2010	2011	2012

$22.6	$11.3	$10.5	$79.7	$10.1

The weighted average interest rate for short-term borrowings was 5.78% and 5.29% at December 31, 2007 and 2006, respectively. The fair value of our short-term loans approximates carrying value. The fair value of our long-term debt is estimated based on comparable corporate debt with similar remaining maturities. As of December 31, 2007, the fair value of long-term debt was $460.2, compared to the fair value of $482.5 at December 31, 2006. The year-over-year decrease in fair value primarily reflects the impact principal payments of certain long term debt and of decrease in long-term interest rates.

The book value of assets pledged as collateral amounted to $50.8 as of December 31, 2007.

In November 2005, ITT entered into a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised the option to increase the principal amount under the revolving credit agreement to $1.75 billion. The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (“LIBOR”), plus a spread, which reflects ITT’s debt rating. The provisions of this agreement require that we maintain an interest coverage ratio, as defined, of 3.5 times. At December 31, 2007, we were in compliance with our debt covenants. The commitment fee on the revolving credit agreements is 0.08% of the total commitment. The revolving credit agreement serves as backup for the commercial paper program. Prior to December 2007, borrowing through commercial paper and under the revolving credit agreements could not exceed $1.25 billion in the aggregate outstanding. In December 2007, the ITT Board of Directors approved commercial paper borrowings, using the revolving credit agreement as backup, to increase up to $1.75 billion. At December 31, 2007, commercial paper borrowings were $1,589.7.

As of December 31, 2007, ITT had an $89.9 obligation associated with a ten-year agreement involving the sale and the subsequent lease back of certain properties. Under the terms of the agreement, ITT is required to make annual payments of principal and interest. At the end of the agreement in 2014, ITT has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

NOTE 16

Other Liabilities

Other liabilities consist of the following:

	December 31
	2007	2006

Deferred income taxes and other tax related	$310.1	$128.7
Product liability, guarantees and other legal matters	237.6	227.4
Compensation and other employee related benefits	139.5	126.2
Environmental	110.2	101.8
Other	106.6	74.0

	$904.0	$658.1

NOTE 17

Derivative Instruments and Hedging Activities

The nature of our business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. ITT uses derivative financial instruments to mitigate or eliminate some of those risks.

Our credit risk associated with these derivative contracts is generally limited to the unrealized gain on those contracts with a positive fair market value, reduced by the effects of master netting agreements, should any counterparty fail to perform as contracted. The counterparties to our derivative contracts consist of a number of major, international financial institutions. ITT continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.

A reconciliation of current period changes contained in the accumulated other comprehensive loss component of shareholders’ equity is not required as no material activity occurred during 2007, 2006 and 2005. Additional disclosures required by SFAS 133 are presented below.

Hedges of Recognized Assets, Liabilities and Firm Commitments

ITT maintains a multi-currency debt portfolio to fund its operations. ITT, at times, uses interest rate swaps to manage its debt portfolio, the related financing costs and interest rate structure.

During the fourth quarter of 2005, we terminated interest rate swaps that were established to manage the interest rate exposure associated with certain long-term debt. The terminated swaps had effectively converted much of the long-term debt mentioned in Note 15, “Debt,” from fixed to variable rate borrowings. The fair value of these instruments at the time of termination was $69.5, which will be accreted into income over the remaining terms of the underlying debt, which mature at various dates through 2025. At December 31, 2007 and 2006, the remaining balance to be accreted into income was $59.2 and $63.9, respectively.

At December 31, 2007 and 2006, we had foreign currency forward contracts with notional amounts of $115.8 and $115.4, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values associated with the foreign currency contracts have been determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date. The fair values of the contracts were immaterial at December 31, 2007 and 2006, respectively. The ineffective portion of changes in fair values of such hedge positions reported as expense in operating income were immaterial during 2007, 2006 and 2005. There were no amounts excluded from the measure of effectiveness.

Hedges of Future Cash Flows

At December 31, 2007 and 2006, ITT had no foreign currency cash flow hedges outstanding. There were no changes in the forecasted transactions during the covered period regarding their probability of occurring that would require amounts to be reclassified to earnings.

NOTE 18

Employee Benefit Plans

Investment and Savings Plans:

We sponsor numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $36.6, $35.6 and $32.5 for the years ended 2007, 2006 and 2005, respectively.

Pension Plans:

ITT sponsors numerous defined benefit pension plans. We fund employee pension benefits, except in some countries outside the U.S., where funding is not required. In addition to sponsored pension plans, certain employees participate in multi-employer pension plans sponsored by local or national unions. Our contribution to such plans amounted to $0.8, $1.2, and $1.3 for 2007, 2006 and 2005, respectively.

Postretirement Health and Life Insurance Plans:

ITT provides health care and life insurance benefits for certain eligible retired employees. We have pre-funded

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

a portion of the health care and life insurance obligations, where such pre-funding can be accomplished on a tax-effective basis.

Changes in benefit obligations, plan assets, and funded status for the years ended 2007 and 2006 were as follows:

	Pension		Other Benefits
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$5,173.7	$5,142.3	$723.1	$766.3
Service cost	97.8	98.7	7.6	8.0
Interest cost	297.4	284.1	41.9	39.9
Amendments made during the year/other	12.4	0.1	—	—
Actuarial (gain) loss	(147.6)	(109.7)	5.4	(48.9)
Benefits paid	(327.1)	(304.5)	(44.7)	(44.3)
Liabilities assumed through acquisition/other	228.7	4.4	7.6	2.1
Effect of currency translation	45.4	58.3	—	—

Benefit obligation at end of year	$5,380.7	$5,173.7	$740.9	$723.1

Change in plan assets
Fair value of plan assets at beginning of year	$5,051.9	$4,537.9	$283.7	$253.0
Actual return on plan assets	622.2	637.7	31.6	35.5
Assets assumed through acquisition/other	175.5	3.5	—	—
Employer contributions	83.1	126.1	—	—
Employee contributions	2.9	2.8	—	—
Benefits paid	(304.8)	(283.3)	(4.7)	(4.8)
Effect of currency translation	22.7	27.2	—	—

Fair value of plan assets at end of year	$5,653.5	$5,051.9	$310.6	$283.7

Funded status at end of year	$272.8	$(121.8)	$(430.3)	$(439.4)

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2007 and 2006 consist of:

	Pension		Other Benefits
	2007	2006	2007	2006

Non-current assets	$675.6	$243.2	$—	$—
Current liabilities	(21.4)	(18.4)	(47.1)	(50.5)
Non-current liabilities	(381.4)	(346.6)	(383.2)	(388.9)

	$272.8	$(121.8)	$(430.3)	$(439.4)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2007 and 2006 consist of:

	Pension		Other Benefits
	2007	2006	2007	2006

Net loss	$177.6	$606.8	$114.1	$121.3
Prior service cost	29.3	18.8	11.7	13.0

	$206.9	$625.6	$125.8	$134.3

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is as follows:

	Pension	Other Benefits

Net loss	$15.0	$4.6
Prior service cost	3.2	3.6

The accumulated benefit obligation for all defined benefit pension plans was $5,089.4 and $4,867.8 at December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31
	2007	2006

Projected benefit obligation	$710.4	$477.3
Accumulated benefit obligation	685.6	459.3
Fair value of plan assets	309.5	128.2

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income for the years 2007, 2006 and 2005, were as follows:

	Pension			Other Benefits
	2007	2006	2005	2007	2006	2005

Net periodic benefit cost
Service cost	$97.8	$98.7	$90.1	$7.6	$8.0	$8.2
Interest cost	297.4	284.1	281.1	41.9	39.9	43.7
Expected return on plan assets	(399.5)	(375.6)	(361.3)	(25.1)	(22.4)	(20.7)
Amortization of transitional asset	—	—	0.1	—	—	—
Amortization of net actuarial loss	63.3	87.9	66.8	2.4	9.4	14.9
Amortization of prior service cost	2.7	2.7	4.3	5.3	2.3	(1.3)

Net periodic benefit cost	$61.7	$97.8	$81.1	$32.1	$37.2	$44.8

Effect of curtailments/settlements	—	—	0.5	—	—	—

Total net periodic benefit cost	$61.7	$97.8	$81.6	$32.1	$37.2	$44.8

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain	$(365.9)	$—	$—	$(4.8)	$—	$—
Prior service cost	13.2	—	—	4.0	—	—
Amortization of net actuarial loss	(63.3)	—	—	(2.4)	—	—
Amortization of prior service cost	(2.7)	—	—	(5.3)	—	—
Minimum pension liability income	—	(88.9)	(617.4)	—	—	—

Total income recognized in other comprehensive income	$(418.7)	$(88.9)	$(617.4)	$(8.5)	$—	$—

Total charge/(income) recognized in net periodic benefit cost and other comprehensive income	$(357.0)	$8.9	$(535.8)	$23.6	$37.2	$44.8

Assumptions:

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension		Other Benefits
	2007	2006	2007	2006

Discount rate	6.19%	5.87%	6.00%	6.00%
Rate of future compensation increase	4.45%	4.48%	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension			Other Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.87%	5.64%	5.94%	6.00%	5.50%	5.75%
Expected return on plan assets	8.87%	8.88%	8.89%	9.00%	9.00%	9.00%
Rate of future compensation increase	4.48%	4.44%	4.41%	4.50%	4.50%	4.50%

Management develops each assumption using relevant company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 8.0% for 2008, decreasing ratably to 5.0% in 2016. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $38.3 and the aggregate service and interest cost components by $3.3.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

A decrease of one percent in the health care trend rate would reduce the benefit obligation by $31.5 and the aggregate service and interest cost components by $2.7. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

The determination of the assumptions shown in the table above and the discussion of health care trend rates are based on the provisions of the applicable accounting pronouncements, the review of various indices, discussion with our actuaries, and the review of competitive surveys in the geographic areas where the plans are sited. Changes in these assumptions would affect the financial position and results of operations.

Plan Assets:

The pension and welfare benefit plans’ assets comprise a broad range of domestic and foreign securities, fixed income investments, hedge funds and cash and cash equivalents. The assets of the domestic pension U.S. Master Trust, which covers relatively all of the domestic pension plans and the various welfare benefit plan trusts, were as follows:

	Pension		Other Benefits
	December 31		December 31
Asset Category	2007	2006	2007	2006

Equity securities	57.7%	60.4%	60.5%	64.6%
Private Equity	16.5	10.3	12.8	7.7
Fixed income securities	3.7	10.6	8.7	12.9
Hedge funds	16.1	18.1	12.4	13.6
Commodities	4.2	—	3.2	—
Cash and other	1.8	0.6	2.4	1.2

Total	100.0%	100.0%	100.0%	100.0%

The current asset allocation target for the domestic pension funds apportions 74% to equity market investments, including private equity investments, and 26% to fixed income instruments, hedge funds and commodities. The investment in our stock within the U.S. Master Trust approximated 1% in 2007 and 2006.

Contributions:

We currently anticipate making contributions to our pension plans in the range of $25.0 to $30.0 during 2008, of which $7.5 is expected to be made in the first quarter.

Cash Flows:

Estimated Future Benefit Payments

The following benefit payments covering pension and other benefit plans have been projected based on benefits earned to date and the expectation that certain future service will be earned by currently active employees:

		Other
	Pension	Benefits

2008	$329.1	$53.4
2009	334.8	55.0
2010	340.3	56.3
2011	349.0	57.9
2012	359.6	75.0
2013 — 2017	1,962.7	295.0

NOTE 19

Stock-Based and Long-Term Incentive Employee Compensation

ITT adopted SFAS 123R as of January 1, 2006 using the modified prospective method described in the accounting standard. SFAS 123R requires the cost of stock options issued as equity awards to be measured at fair value on the grant date and recognized in the income statement. Our Consolidated Financial Statements for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Year Ended December 31
	2007	2006

Impact on income before income taxes	$(57.9)	$(40.2)
Impact on net income available to shareholders	$(38.9)	$(26.1)
Impact on net income per common share:
Basic	$(0.22)	$(0.14)
Diluted	$(0.21)	$(0.14)

Total stock-based compensation costs capitalized in inventory were immaterial for the periods presented.

Stock-based compensation expense recognized in the Consolidated Income Statements for the year ended December 31, 2007 and 2006 is based on awards ultimately expected to vest. Accordingly, expense has been

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123R for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123R, we applied APB 25 to account for stock-based awards. The following table details the effect on net income and diluted net income per share had compensation expense for the stock-based awards been recorded for 2005 based on the fair value method under SFAS 123R:

2005

Net income — as reported(1)	$359.5
Add: Stock-based and long-term incentive employee compensation expense, net of tax benefit, included in net income as reported	20.2
Less: Total stock-based and long-term incentive employee compensation expense, net of tax benefit, that would have been included in net income if the fair value method had been applied to all awards(2)(3)	(46.1)

Net income, including the effect of stock-based and long-term incentive employee compensation expense(4)	$333.6

Basic earnings per share:
As reported for the prior period(1)	$1.95
Including the effect of stock-based and long-term incentive employee compensation expense(4)	$1.81
Diluted earnings per share:
As reported for the prior period(1)	$1.91
Including the effect of stock-based and long-term incentive employee compensation expense(4)	$1.77

(1)	Net income and net income per share do not include stock-based compensation expense for employee stock options under SFAS 123R because we did not adopt the recognition provisions of SFAS 123R.

(2)	Stock-based compensation expense is calculated based on the pro-forma application of SFAS 123R.

(3)	Amount includes total stock-based and long-term incentive employee compensation expense for entities presented in discontinued operations.

(4)	Net income and net income per share represents pro-forma information based on SFAS 123R prior to January 1, 2006.

Stock Option and Restricted Stock Compensation Plans

Our stock option and restricted share award incentive plans provide for the awarding of options on common shares and restricted common shares to employees and non-employee directors. The options are exercisable in seven or ten-year periods, except in certain instances of death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of our common shares or at six or nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of ITT’s common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value of the underlying common stock on the option date each option is granted. Restricted shares typically vest three years from the date of grant. ITT makes shares available for the exercise of stock options or the vesting of restricted shares by purchasing shares in the open market or by issuing shares from Treasury.

The ITT 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12.2. As of December 31, 2007, 2.6 net shares were available for future grants. During 2007 and 2006, ITT awarded 0.4 and 0.5 restricted shares, respectively, with weighted average restriction periods of three years.

The 2003 Equity Incentive Plan replaced the 2002 ITT Stock Option Plan for Non-Employee Directors, the ITT 1996 Restricted Stock Plan for Non-Employee Directors and the 1994 ITT Incentive Stock Plan on a prospective basis. All awards granted under these prior plans will continue to vest and be exercisable in accordance with their original terms; however, no future grants will be made under these prior plans.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

A summary of the status of our stock option and restricted stock shares as of December 31, 2007, 2006 and 2005 and changes during the years then ended is presented below:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10.6	$35.50	13.1	$32.88	15.9	$25.92
Granted	0.5	58.52	0.6	52.59	3.8	45.85
Exercised	(2.2)	29.92	(2.5)	27.04	(6.5)	23.33
Canceled or expired	(0.2)	42.14	(0.6)	31.45	(0.1)	37.41

Outstanding at end of year	8.7	$38.13	10.6	$35.50	13.1	$32.88

Options exercisable at end of year	6.4	$33.83	7.4	$30.62	9.2	$27.37

Restricted shares and restricted stock unit awards were granted during the years ended December 31, 2007, 2006, and 2005 with fair market values based on ITT’s stock price on the date of grant and have vesting periods of three years.

	Year Ended December 31, 2007
	Unvested		Outstanding
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Restricted Shares/Stock Units	Awards	Fair Value	Awards	Fair Value

Unvested/outstanding at beginning of year	0.9	$48.45	1.0	$46.87
Granted	0.4	59.16	0.4	59.16
Vested/lapsed	(0.2)	45.89	(0.1)	44.08
Canceled or expired	—	—	—	—

Unvested/outstanding at end of year	1.1	$52.64	1.3	$50.93

Year Ended December 31, 2006
	Unvested		Outstanding
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Restricted Shares/Stock Units	Awards	Fair Value	Awards	Fair Value

Unvested/outstanding at beginning of year	0.4	$43.00	0.5	$41.03
Granted	0.5	52.62	0.5	52.62
Vested/lapsed	—	—	—	—
Canceled or expired	—	—	—	—

Unvested/outstanding at end of year	0.9	$48.45	1.0	$46.87

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Year Ended December 31, 2005
	Unvested		Outstanding
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Restricted Shares/Stock Units	Awards	Fair Value	Awards	Fair Value

Unvested/outstanding at beginning of year	0.3	$38.84	0.4	$37.34
Granted	0.1	52.64	0.1	52.64
Vested/lapsed	—	—	—	—
Canceled or expired	—	—	—	—

Unvested/outstanding at end of year	0.4	$43.00	0.5	$41.03

The outstanding restricted shares include 0.1 shares issued to non-employee directors in payment of the annual retainer. This cost is expected to be recognized ratably over a weighted average period of 1.3 years.

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2007, 2006 and 2005 was $70.7, $100.8 and $173.7, respectively.

For 2007, the amount of cash received from the exercise of stock options was $65.4 with an associated tax benefit realized of $20.0. SFAS 123R requires that we classify as a financing activity the cash flows attributable to excess tax benefits from stock option exercises. Cash provided by operating activities decreased and cash provided by financing activities increased by $15.0 and $16.7 for the years ended December 31, 2007 and 2006, respectively, related to excess tax benefits from stock options and restricted stock.

The following table summarizes information about ITT’s stock options at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Range of Exercise Prices	Number	Life	Price	Value	Number	Life	Price	Value

$15.44 – 19.78	1.1	2.0 years	$18.17	$52.0	1.1	2.0 years	$18.17	$52.0
25.32 – 26.91	0.8	3.6 years	25.35	33.6	0.8	3.6 years	25.35	33.6
30.91 – 38.74	2.7	5.2 years	34.70	84.2	2.7	5.2 years	34.70	84.2
41.52 – 53.45	3.5	7.1 years	46.40	69.0	1.7	4.3 years	45.78	34.6
53.84 – 69.00	0.6	5.9 years	57.94	5.2	0.1	4.7 years	55.00	0.8

	8.7			$244.0	6.4			$205.2

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $66.04 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. All of the options exercisable as of December 31, 2007 were in-the-money.

As of December 31, 2007, the total number of stock options ITT expects to vest (including those that have already vested) was 8.3 million. These stock options have a weighted-average exercise price of $37.64, an aggregate intrinsic value of $250.2, and a weighted-average remaining contractual life of 4.9 years.

At December 31, 2007, there was $41.3 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model in 2007, 2006 and 2005. The following are weighted-average assumptions for 2007, 2006 and 2005:

	2007		2006		2005

Dividend yield	0.96%		0.84%		0.78%
Expected volatility	23.09%		24.07%		23.09%
Expected life	4	.8 years	4	.8 years	4	.6 years
Risk-free rates	4.39%		4.73%		4.02%
Weighted average grant date fair value	$14.68		$14.09		$11.21

Expected volatilities are based on ITT’s stock price history, including implied volatilities from traded options on our stock. ITT uses historical data to estimate option exercise and employee termination behavior within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

Long-Term Incentive Plan

The ITT 1997 Long-Term Incentive Plan (the “LTIP”), approved by shareholders in 1997, authorizes performance awards to be made to key employees of ITT. The LTIP is considered a liability plan, under the provisions of SFAS 123R. Accordingly, ITT is required to reassess the fair value of its LTIP awards at the end of each reporting period.

Payment, if any, of target cash awards will be made at the end of the applicable three-year performance period and will be based on ITT’s total shareholder return performance measured against the total shareholder return performance of other stocks comprising the S&P Industrials Index.

The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of December 31, 2007 was approximately 16%. The number of companies included in the applicable benchmark group range from 305 to 340 for the awards outstanding as of December 31, 2007.

At December 31, 2007, there was $18.9 of total unrecognized compensation cost related to non-vested awards granted under the LTIP. This cost is expected to be recognized ratably over a weighted-average period of 1.4 years. The total cash paid to settle the LTIP liability was $17.6, $17.2, and $15.7 during the years ended 2007, 2006 and 2005, respectively.

NOTE 20

Capital Stock

ITT has authority to issue an aggregate of 300 shares of capital stock, of which 250 shares have been designated as “Common Stock” having a par value of $1 per share and 50 shares have been designated as “Preferred Stock” not having any par or stated value.

As of December 31, 2007 and 2006, 25.4 and 26.6 shares of Common Stock were held in Treasury, respectively.

NOTE 21

Commitments and Contingencies

The Company is from time to time involved in legal proceedings that are incidental to the operation of its businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, product liabilities (including asbestos), employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. The Company will continue to defend itself vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including the Company’s assessment of the merits of the particular claim, as well as its current reserves and insurance coverage, the Company does not expect that such legal proceedings will have a material adverse impact on the financial position, results of operations, or cash flows of the Company on a consolidated basis.

Environmental:

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company’s environmental liability includes matters associated with properties containing disposed or recycled wastes generated by current or former properties of ITT, and nearby properties impacted by contamination originating at those properties. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

parties, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In management’s opinion, the total amount accrued and related receivables are appropriate based on existing facts and circumstances. Management does not anticipate that these liabilities will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act or its state equivalent. As of December 31, 2007, the Company is responsible, or is alleged to be responsible, for approximately 90 ongoing environmental investigation and remediation sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings the Company’s liability is considered de minimis. At December 31, 2007, the Company’s best estimate for environmental liabilities is $124.7, which approximates the accrual related to the investigation and remediation of ground water, soil, and soil vapor as well as related legal fees. This estimate includes the Company’s estimated accrual for environmental liabilities associated with its former automotive business. See Note 5, “Discontinued Operations” for additional information. The low range estimate for its environmental liabilities is $94.6 and the high range estimate for those liabilities is $213.2. On an annual basis the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifers. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment plant. The operation of the water treatment plant is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment plant. In 2007, one PRP defaulted on its percentage share of costs, and the PRP Group is pursuing a remedy of the default; however, this default may increase ITT’s allocated share of the liability. Additionally, modification to the allowable hexavalent chromium National Pollution Discharge Elimination System discharge standard occurred in 2007, and the impact of this change may result in additional costs for potential modifications to the water treatment plant. As of December 31, 2007, the Company’s accrual for operation of the water treatment plant through 2013 was $8.5 representing its best estimate; its low estimate for the liability is $5.1 and its high estimate is $14.0.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of this Annual Report on Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the former manufacturing site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $2.8 and $16.7. The Company has accrued $5.4 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan, operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste, which occurred as early as the 1930s. The Company’s current estimates for its exposure are between $6.9 and $15.6, and it has an accrual for this matter of $11.0, which represents its best estimate. The Company does not

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs while ITT has received notice of potential claims from third parties.

The Company operated a facility in Rochester, New York, called Rochester Form Machine from 1979 until 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with the New York State Department of Environmental Conservation to investigate and remediate facility-related impacts to soil, soil vapor, indoor air and ground water. As of December 31, 2007, the Company’s current estimate for this exposure is between $3.9 and $15.8 and it has an accrual for this matter of $6.3, which represents the best estimate. The Company is pursuing a legal claim against certain other PRPs who may share responsibility for impacts.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the matters listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case had been on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. However, in April 2007, the Superior Court vacated its earlier ruling dismissing the claims based on the California Supreme Court’s decision in Powerine Oil Co. v. Superior Court. As a result, the Court of Appeals dismissed the appeal as moot. Thus, the case is now back before the Superior Court with the parties engaged in informal discovery and information exchange in anticipation of settlement conferences and, if necessary, further litigation. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

Product Liability and Other Matters:

The Company, including its subsidiary Goulds Pumps, Inc. (“Goulds”), has been joined as a defendant with numerous other industrial companies in product liability lawsuits alleging injury due to asbestos. These claims stem primarily from products sold prior to 1985 that contained a part manufactured by a third party, e.g., a gasket, which allegedly contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

As of December 31, 2007, there were approximately 103,000 open claims against the Company, down 8,000 from the prior year. Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2007, the Company resolved approximately 12,200 claims. Nearly all of these claims were dismissed, with settlement on a small percentage of claims. The average amount of settlement per claim has been nominal and substantially all defense and settlement costs have been covered by insurance.

The Company’s estimated accrued costs, net of expected insurance recoveries, for the resolution of all of these pending claims were $24.8 and $21.8 as of December 31, 2007 and 2006, respectively. While it is probable that the Company will incur additional costs for claims to be filed in the future, these additional costs are not reasonably estimable at this time.

Although it is impossible to predict the ultimate outcome of these product liability suits, based on current information, the Company’s experience in handling these matters, and its substantial insurance program, management does not believe that these claims will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

In addition, Utica National (“Utica”) and Goulds have negotiated a coverage-in-place agreement to allocate the Goulds’ asbestos liabilities between insurance policies issued by Utica and those issued by others. The terms of the settlement provide Goulds with substantial coverage from Utica for asbestos liabilities. Goulds will continue to seek coverage from its other insurers for these liabilities.

The Company provides an indemnity to U.S. Silica Company for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer provide insurance for these claims. On October 4, 2005, ITT filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted the Company’s motion for summary judgment on the carrier’s duty to defend the silica cases. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “BUSINESS — Company History and Certain Relationships” for a description of the Distribution Agreement. The insurer has appealed the Court’s decision, and the matter was returned to the Superior Court in part for determination of several factual issues. The Company will continue to seek its past and future defense costs for these cases from this carrier. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On October 25, 2006, The Hartford and Fencourt Reinsurance Company (“Fencourt”) a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company (a subsidiary of Ace Insurance). Century was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of ITT and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement (See “BUSINESS — Company History and Certain Relationships”) and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding currently pending in New Jersey. The Company believes that this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2005, the Company received an anonymous complaint regarding the possible payment of commissions to foreign government officials by employees of its Nanjing Goulds Pumps company, in Nanjing, China. Such commission payments may violate the Foreign Corrupt Practices Act. The Company is conducting an investigation utilizing internal and external resources and voluntarily disclosed the preliminary results of the investigation to the United States Department of Justice and the Securities and Exchange Commission. At the conclusion of the investigation, the U.S. government could impose a civil penalty or a criminal fine and/or order that the Company disgorge any profits derived from contracts where inappropriate commissions were paid. The Company does not expect that this matter will have any material adverse impact on the financial position, results of operations or cash flows of the Company on a consolidated basis.

On March 27, 2007, the Company reached a settlement relating to an investigation of its ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (“ITAR”). As part of the settlement, the Company pleaded guilty in the United States District Court for the Western District of Virginia to one ITAR violation relating to the improper handling of sensitive documents and one ITAR violation involving making misleading statements. The Company was assessed a total of $50 in fines, forfeitures and penalties. Of the total, $30 was paid in 2007 and the remaining balance is to be paid over five years, including $4 during the first quarter of 2008. This liability was fully accrued at December 31, 2006. The U.S. government has agreed to defer action regarding a third count of ITAR violations pending the Company’s implementation of a remedial action plan. The Company has also agreed to invest $50.0 over the next five years in research and development and capital improvements for its Night Vision products. As a result of the guilty plea, the Company became subject to automatic statutory “debarment” from future export licenses. However, because the debarment is applicable to only a portion of the Company’s Night Vision business, it is expected that the net effect of the debarment will restrict less than 5% of total Night Vision sales for a period of not less than one year. The Company can seek reinstatement of export privileges after one year. On October 11, 2007, the Company and the Department of Defense finalized an Administrative Compliance Agreement wherein the Company

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of the Company’s compliance programs. On December 28, 2007, the Company finalized an administrative agreement with the Department of State. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On April 20, 2007, the Company received notice of a shareholder derivative action, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, CA No. 07-CV-2878 (the “Piven” action), alleging that the Company’s Board of Directors breached their fiduciary duties in connection with the Company’s compliance programs at its Night Vision business. The Piven Complaint seeks compensatory and punitive damages for the Company from its Directors, the removal of the Directors, and the election of new directors. On July 12, 2007, the Company received notice of a second shareholder derivative action, Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Levy” action). The Levy Complaint asserts similar claims as the Piven Complaint and seeks compensatory damages for the Company from its Directors. On August 20, 2007, the Company received notice of the third derivative action, Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic], U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Reale” action). The Reale action also names as John Doe defendants the individual managers allegedly responsible for the actions that gave rise to the Night Vision guilty plea, as well as the law firm that advised the Company in connection with a voluntary disclosure of violations. All three actions are consolidated before the U.S. District Court for the Southern District of New York, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB). The Company has filed a motion to dismiss the consolidated Complaint, which is currently pending before the District Court. Management believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 22

Guarantees, Indemnities and Warranties

Guarantees & Indemnities:

Since ITT’s incorporation in 1920, we have acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for the historic indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities. Existing material indemnities are discussed in detail below.

In December of 2007, we entered into a sales-type lease agreement for our corporate aircraft and then leased the aircraft back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2007, we do not believe that a loss contingency is probable and therefore do not have an accrual recorded in its financial statements.

ITT has a number of individually immaterial guarantees outstanding at December 31, 2007, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Product Warranties:

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. Changes in product warranty accruals for December 31, 2007 and 2006 were as follows:

	2007	2006

Beginning balance January 1	$46.8	$40.3
Accruals for product warranties issued in the period	30.5	30.8
Changes in pre-existing warranties, including changes in estimates and foreign currency translation adjustments	(2.1)	(4.0)
Payments	(23.1)	(20.3)

Ending balance December 31	$52.1	$46.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

NOTE 23

Business Segment Information

		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

2007
Sales and revenues	$3,509.1	$4,176.2	$1,332.5	—	$(14.5)	$9,003.3
Operating income (loss)	432.7	502.7	187.4	(145.6)	—	977.2
Interest income						49.6
Interest expense						114.9
Miscellaneous expense, net						13.4

Income from continuing operations before income tax expense						$898.5

Plant, property and equipment, net	394.8	353.5	224.9	7.1	—	$980.3
Investments in unconsolidated companies	6.6	0.3	—	2.4	—	9.3
Total assets	3,106.4	4,466.2	1,364.5	2,615.6	—	11,552.7
Additions to plant, property and equipment	88.6	57.7	45.2	47.8	—	239.3
Depreciation	61.1	48.4	44.6	1.4	—	155.5
Amortization(1)	13.3	29.0	6.0	16.2	—	64.5

2006
Sales and revenues	$3,070.1	$3,659.3	$1,092.9	—	$(14.4)	$7,807.9
Operating income (loss)	370.6	404.3	149.7	(123.6)	—	801.0
Interest income						25.4
Interest expense						86.2
Miscellaneous expense, net						12.9

Income from continuing operations before income tax expense						$727.3

Plant, property and equipment, net	361.1	281.4	185.1	5.4	—	$833.0
Investments in unconsolidated companies	10.5	0.3	—	2.2	—	13.0
Total assets	2,846.9	2,052.3	860.3	1,641.1	—	7,400.6
Additions to plant, property and equipment	67.2	60.9	44.3	4.7	—	177.1
Depreciation	59.3	45.2	39.0	1.4	—	144.9
Amortization(1)	13.2	26.7	2.6	7.1	—	49.6

2005
Sales and revenues	$2,799.1	$3,224.2	$1,030.9	—	$(13.4)	$7,040.8
Operating income (loss)	319.6	363.7	133.3	(91.1)	—	725.5
Interest income						42.7
Interest expense						75.0
Miscellaneous expense, net						19.7

Income from continuing operations before income tax expense						$673.5

Plant, property and equipment, net	327.4	266.4	176.2	12.0	—	$782.0
Investments in unconsolidated companies	8.9	—	—	—	—	8.9
Total assets	2,505.7	1,950.5	788.3	1,827.4	—	7,071.9
Additions to plant, property and equipment	50.0	65.0	45.8	3.6	—	164.4
Depreciation	61.3	40.5	39.7	1.9	—	143.4
Amortization(1)	8.7	15.9	0.4	7.5	—	32.5

(1)	Includes amortization of stock compensation.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

				Plant, Property and
	Net Sales and Revenues*			Equipment, Net
	Year Ended December 31			December 31
	2007	2006	2005	2007	2006	2005

Geographical Information
United States	$5,814.3	$5,041.2	$4,410.8	$557.5	$458.1	$457.4
Western Europe	1,896.4	1,683.9	1,587.5	337.1	317.3	286.3
Asia Pacific	474.4	411.2	399.4	58.3	31.1	26.2
Other	818.2	671.6	643.1	27.4	26.5	12.1

Total Segments	$9,003.3	$7,807.9	$7,040.8	$980.3	$833.0	$782.0

*	Net sales to external customers are attributed to individual regions based upon the destination of product or service delivery.

Sales and revenues by product category, net of intercompany balances, are as follows:

	Year Ended December 31
	2007	2006	2005

Pumps & Complementary Products	$3,508.9	$3,070.1	$2,798.7
Defense Products	2,380.1	2,182.5	1,870.6
Defense Services	1,794.5	1,475.4	1,352.4
Connectors	417.1	370.1	352.0
Flow Control	243.5	205.4	200.1
Friction Materials	393.4	318.4	292.1
Marine Products	121.5	98.7	84.9
Shock Absorbers	144.3	87.3	90.0

Total	$9,003.3	$7,807.9	$7,040.8

The Defense Electronics & Services business segment had sales and revenues from the United States government of $3,920.3, $3,244.0, and $2,668.3 for 2007, 2006 and 2005, respectively. Apart from the United States government, no other government or commercial customer accounted for 10% or more of sales and revenues.

Fluid Technology:

This business segment contains ITT’s pump and pumping system businesses, including brands such as Flygt®, Goulds Pumps®, Bell & Gossett®, A-C Pump®, Marlow®, Flowtronex®, Lowara®, Red Jacket Water Products® and Vogel®. ITT is the world’s largest pump producer. Businesses within this segment also supply mixers, heat exchangers, engineered valves and related products, as well as systems for municipal, industrial, residential, agricultural and commercial applications. ITT goes to market under brand names such as McDonnell & Miller®, Hoffman Specialtytm and ITT Standard® in addition to those mentioned above. Additionally, the Fluid Technology business segment produces wastewater aeration and diffuser systems under the brands Sanitaire® and ABJ®, ultraviolet and ozone water disinfection systems under the WEDECO® brand and membrane filtration and bioreactor systems under the ITT Advanced Treatment name. In addition to the above, ITT is also supplying rough filtration, pressure filtration and clarification systems for water and wastewater treatment utilities under the Leopold brand name. This segment comprises approximately 39% of ITT’s sales and revenues and approximately 38% of its segment operating income for 2007.

Defense Electronics & Services:

The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar guided missiles, digital combat radios, night vision devices and satellite instruments. Approximately 43% of the sales and revenues in this business segment are generated through contracts for technical and support services which ITT provides for the military and other government agencies. Approximately 94%, 89%, and 83% of 2007, 2006 and 2005 Defense Electronics & Services sales and revenues, respectively, were to the U.S. government. The Defense Electronics & Services business segment comprises about 46% of ITT’s sales and revenues and 45% of its segment operating income in 2007.

Sales and revenues from EDO for the period December 20, 2007 through December 31, 2007 accounted for approximately 1% of the Defense Electronics & Services business segment. EDO designs and manufactures a diverse range of products for the aerospace, defense, intelligence and commercial markets. Major product groups include: defense electronics, communications, aircraft armament systems, undersea warfare, integrated composite structures, and professional and engineering services.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Motion & Flow Control:

The Motion & Flow Control business segment produces switches and valves for industrial and aerospace applications, products for the marine and leisure markets under the brands Jabsco®, Rule®, Flojet® and Danforth®, system components for the whirlpool baths, hot tub and spa markets under the HydroAir® brand, specialty shock absorbers under the brands KONI® and Enidine® brake components for the transportation industry, connectors used in communications, transportation, aerospace and industrial applications marketed under the Cannon® brand and electro-mechanical actuators, servo motors and CNC systems for industrial and aerospace applications. The Motion & Flow Control business segment comprises approximately 15% of ITT’s sales and revenues and approximately 17% of its segment operating income for 2007.

Corporate and Other:

This primarily includes the operating results and assets of Corporate Headquarters.

NOTE 24

Quarterly Results for 2007 and 2006 (unaudited)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Year

2007
Sales and revenues	$2,070.3	$2,223.1	$2,181.2	$2,528.7	$9,003.3
Costs of sales and revenues	1,486.1	1,580.7	1,540.1	1,828.1	6,435.0
Income from continuing operations	136.8	199.2	168.6	128.4	633.0
Net income	140.0	213.7	230.1	158.3	742.1
Income from continuing operations per share
— Basic	$0.75	$1.11	$0.94	$0.71	$3.51
— Diluted	$0.74	$1.08	$0.92	$0.70	$3.44
Net income per share
— Basic(a)	$0.77	$1.19	$1.28	$0.88	$4.11
— Diluted	$0.76	$1.16	$1.25	$0.86	$4.03
Common stock information price per share range:
High	$62.33	$70.44	$73.44	$69.96	$73.44
Low	$56.30	$60.02	$58.09	$60.05	$56.30
Close	$60.32	$68.28	$67.93	$66.04	$66.04
Dividends per share	$0.14	$0.14	$0.14	$0.14	$0.56
2006
Sales and revenues	$1,791.5	$1,964.0	$2,001.1	$2,051.3	$7,807.9
Costs of sales and revenues	1,308.7	1,413.0	1,437.8	1,458.9	5,618.4
Income from continuing operations	102.9	134.5	140.4	121.9	499.7
Net income	155.9	140.9	143.5	140.8	581.1
Income from continuing operations per share
— Basic	$0.56	$0.73	$0.76	$0.66	$2.71
— Diluted	$0.55	$0.72	$0.75	$0.65	$2.67
Net income per share
— Basic	$0.85	$0.76	$0.78	$0.76	$3.15
— Diluted	$0.83	$0.75	$0.77	$0.75	$3.10
Common stock information price per share range:
High	$58.73	$57.57	$51.89	$57.44	$58.73
Low	$49.85	$47.33	$45.34	$50.43	$45.34
Close	$56.22	$49.50	$51.27	$56.82	$56.82
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

(a)	The sum of the quarters’ earnings per share does not equal the full year amounts due to rounding.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

The above table reflects the range of market prices of ITT’s common stock for 2007 and 2006. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which ITT’s common stock is traded, under the symbol “ITT”. Our common stock is listed on the New York and Euronext exchanges.

During the period from January 1, 2008 through January 31, 2008, the high and low reported market prices of ITT’s common stock were $66.01 and $52.71, respectively. ITT declared dividends of $0.175 per common share in the first quarter of 2008. There were 22,125 holders of record of ITT’s common stock on January 31, 2008.

INDEX TO SCHEDULE

Page

Valuation and Qualifying Accounts	S-1

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged
		to costs		Write-off/
	Balance at	and	Translation	payments/	Balance at
(In Millions)	January 1	expenses	adjustment	other	December 31

Year Ended December 31, 2007
Trade Receivables — Allowance for doubtful accounts	$23.3	$8.6	$1.4	$(4.8)	$28.5
Restructuring	34.6	57.9	—	(52.5)	40.0
Year Ended December 31, 2006
Trade Receivables — Allowance for doubtful accounts	$26.9	$8.8	$1.2	$(13.6)	$23.3
Restructuring	28.1	52.7	—	(46.2)	34.6

Year Ended December 31, 2005
Trade Receivables — Allowance for doubtful accounts	$24.4	$8.6	$(1.4)	$(4.7)	$26.9
Restructuring	18.8	58.7	—	(49.4)	28.1

S-1

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and by the undersigned in the capacity indicated.

ITT Corporation
(Registrant)

By:	/s/ Janice M. Klettner
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Loranger Steven R. Loranger (Principal executive officer)	Chairman, President and Chief Executive Officer and Director	February 28, 2008

/s/ Denise L. Ramos Denise L. Ramos (Principal financial officer)	Senior Vice President and Chief Financial Officer	February 28, 2008

/s/ Curtis J. Crawford Curtis J. Crawford	Director	February 28, 2008

/s/ Christina A. Gold Christina A. Gold	Director	February 28, 2008

/s/ Ralph F. Hake Ralph F. Hake	Director	February 28, 2008

/s/ John J. Hamre John J. Hamre	Director	February 28, 2008

/s/ Raymond W. LeBoeuf Raymond W. LeBoeuf	Director	February 28, 2008

/s/ Frank T. MacInnis Frank T. MacInnis	Director	February 28, 2008

/s/ Linda S. Sanford Linda S. Sanford	Director	February 28, 2008

/s/ Markos I. Tambakeras Markos I. Tambakeras	Director	February 28, 2008

EXHIBIT INDEX

Exhibit
Number				Description	Location

(3)		(a	)	ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of July 1, 2006	Incorporated by reference to Exhibit 3(a) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
		(b	)	ITT Corporation’s By-laws, as amended February 15, 2008	Incorporated by reference to Exhibit 3.5 of Item No. 9.01 to ITT Corporation’s Form 8-K dated February 19, 2008 (CIK No. 216228, File No. 1-5672).
(4	).	Instruments defining the rights of security holders, including indentures
Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.

(10)		Material contracts
(10.1	)*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams			Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.2	)*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger			Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.3	)*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees			Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4	)*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees			Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.5	)*	ITT 2003 Equity Incentive Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) formerly known as ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)			Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.6	)*	ITT 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)			Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.7	)*	ITT 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.8	)*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9	)*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.10	)*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11	)*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.12	)*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.13	)*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.14	)*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.15	)*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.16	)*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.17	)*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.18	)*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)		Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)		Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)	Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)	Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29)*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)	Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).
(10.32)*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).
(10.33)	Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.35)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)	Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)	2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).
(10.40)*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.41)	Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).
(10.42)	Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).
(10.43)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates.	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.44	Credit Agreement	Incorporated by reference to Exhibit 2.01 to ITT Corporation’s Form 8-K dated December 20, 2007(CIK No. 216228, File No. 1-5672).
(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).
(11)	Statement re computation of per share earnings	Not required to be filed.

Exhibit
Number	Description	Location

(12)	Statement re computation of ratios	Filed herewith.
(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006. (CIK No. 216228, File No. 1-5672).
(21)	Subsidiaries of the Registrant	Filed herewith.
(22)	Published report regarding matters submitted to vote of security holders	Not required to be filed.
(23.1)	Consent of Deloitte & Touche LLP	Filed herewith.
(24)	Power of attorney	None
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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