Form 10-Q
period 2008-03-31
ITT CORP
filed 2008-04-25
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5672

ITT CORPORATION

State of Indiana (State or Other Jurisdiction of Incorporation or Organization)	13-5158950 (I.R.S. Employer Identification Number)

4 West Red Oak Lane, White Plains, NY 10604
(Principal Executive Office)

Telephone Number: (914) 641-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 18, 2008, there were outstanding 181,684,401 shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31
	2008	2007

Sales and revenues	$2,806.4	$2,070.3

Costs of sales and revenues	2,045.5	1,486.1
Selling, general and administrative expenses	420.6	320.0
Research and development expenses	52.6	40.3
Restructuring and asset impairment charges, net	3.6	6.4

Total costs and expenses	2,522.3	1,852.8

Operating income	284.1	217.5
Interest expense	40.6	23.8
Interest income	8.4	8.2
Miscellaneous expense, net	3.0	3.9

Income from continuing operations before income tax expense	248.9	198.0
Income tax expense	78.0	61.2

Income from continuing operations	170.9	136.8
Discontinued operations:
Income from discontinued operations, net of tax expense of $0.2 and $1.9, respectively	1.0	3.2

Net income	$171.9	$140.0

Earnings Per Share
Income from continuing operations:
Basic	$0.94	$0.75
Diluted	$0.93	$0.74
Discontinued operations:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Net income:
Basic	$0.95	$0.77
Diluted	$0.94	$0.76
Cash dividends declared per common share	$0.175	$0.14
Average common shares — basic	180.7	181.2
Average common shares — diluted	183.4	184.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$899.6	$1,840.0
Receivables, net	1,984.3	1,935.0
Inventories, net	960.3	887.6
Deferred income taxes	105.9	105.9
Other current assets	193.2	161.3

Total current assets	4,143.3	4,929.8

Plant, property and equipment, net	985.3	980.3
Deferred income taxes	36.2	29.7
Goodwill	3,891.4	3,829.7
Other intangible assets, net	684.7	733.0
Other assets	1,054.4	1,050.2

Total non-current assets	6,652.0	6,622.9

Total assets	$10,795.3	$11,552.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,341.0	$1,296.8
Accrued expenses	921.1	958.9
Accrued taxes	101.4	40.9
Notes payable and current maturities of long-term debt	1,990.3	3,083.0
Pension and postretirement benefits	68.5	68.5
Deferred income taxes	7.5	8.2

Total current liabilities	4,429.8	5,456.3

Pension benefits	403.7	381.4
Postretirement benefits other than pensions	371.7	383.2
Long-term debt	482.5	483.0
Other liabilities	906.7	904.0

Total non-current liabilities	2,164.6	2,151.6

Total liabilities	6,594.4	7,607.9

Shareholders’ Equity:
Common stock:
Authorized — 250,000,000 shares, $1 par value per share, outstanding — 181,613,794 shares and 181,490,121 shares, respectively(1)	180.8	180.7
Retained earnings	3,680.9	3,528.8
Accumulated other comprehensive income:
Pension and other benefits	(192.2)	(196.4)
Cumulative translation adjustments	530.7	431.0
Other	0.7	0.7

Total accumulated other comprehensive income	339.2	235.3

Total shareholders’ equity	4,200.9	3,944.8

Total liabilities and shareholders’ equity	$10,795.3	$11,552.7

(1)	Shares outstanding include unvested restricted common stock of 0.8 million at both March 31, 2008 and December 31, 2007.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended March 31
	2008	2007

Operating Activities
Net income	$171.9	$140.0
Income from discontinued operations	(1.0)	(3.2)

Income from continuing operations	170.9	136.8
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	71.2	44.2
Stock-based compensation	8.1	7.5
Restructuring and asset impairment charges, net	3.6	6.4
Payments for restructuring	(14.6)	(11.2)
Change in receivables	(2.7)	(54.7)
Change in inventories	(49.7)	(34.4)
Change in accounts payable and accrued expenses	0.9	0.1
Change in accrued and deferred taxes	63.9	1.6
Change in other current and non-current assets	(27.4)	(89.1)
Change in other current and non-current liabilities	(3.8)	(13.7)
Other, net	(1.1)	5.8

Net cash — operating activities	219.3	(0.7)

Investing Activities
Additions to plant, property, and equipment	(33.9)	(28.1)
Acquisitions, net of cash acquired	(195.9)	(4.4)
Proceeds from sale of assets and businesses	3.2	1.0
Other, net	0.8	(0.4)

Net cash — investing activities	(225.8)	(31.9)

Financing Activities
Short-term debt, net	(972.5)	305.6
Long-term debt repaid	(14.1)	(1.7)
Long-term debt issued	0.5	0.3
Repurchase of common stock	—	(186.5)
Proceeds from issuance of common stock	4.3	31.3
Dividends paid	(25.4)	(20.3)
Tax benefit from stock option exercises and restricted stock award lapses	0.6	7.3
Other, net	(1.8)	(0.3)

Net cash — financing activities	(1,008.4)	135.7

Exchange Rate Effects on Cash and Cash Equivalents	74.0	7.3
Net Cash — Discontinued Operations:
Operating Activities	0.5	5.0
Investing Activities	—	(2.3)

Net change in cash and cash equivalents	(940.4)	113.1
Cash and cash equivalents — beginning of period	1,840.0	937.1

Cash and Cash Equivalents — End of Period	$899.6	$1,050.2

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$34.7	$14.7
Income taxes	$14.1	$59.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above cash flow statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In millions, except per share amounts, unless otherwise stated)

1)	Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT believes that the disclosures made are adequate to make the information presented not misleading. ITT consistently applied the accounting policies described in ITT’s 2007 Annual Report on Form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in ITT’s 2007 Annual Report on Form 10-K.

ITT’s 2008 and 2007 quarterly financial periods end on the Saturday closest to the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

2)	Sales and Revenues and Costs of Sales and Revenues

Sales and revenues and costs of sales and revenues consist of the following:

	Three Months Ended
	March 31
	2008	2007

Product sales	$2,222.8	$1,622.9
Service revenues	583.6	447.4

Total sales and revenues	$2,806.4	$2,070.3

Costs of product sales	$1,534.3	$1,086.0
Costs of service revenues	511.2	400.1

Total costs of sales and revenues	$2,045.5	$1,486.1

The Defense Electronics & Services business segment comprises $545.5 and $416.1 of total service revenues for the three months ended March 31, 2008 and 2007, respectively, and $478.9 and $376.4 of total costs of service revenues, respectively, during the same periods. The Fluid Technology business segment comprises the majority of the remaining balances of service revenues and costs of service revenues.

3)	Stock-Based and Long-Term Incentive Employee Compensation

ITT recognizes stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”). See Note 1, “Summary of Significant Accounting Policies,” and Note 19 “Stock-Based and Long-Term Incentive Employee Compensation,” within the Notes to Consolidated Financial Statements of the 2007 Annual Report on Form 10-K for complete details regarding ITT’s accounting for compensation plans and application of SFAS 123R.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Three Months Ended March 31
	2008	2007

Impact on income before income taxes	$(2.8)	$(10.8)
Impact on net income available to shareholders	$(2.1)	$(7.0)
Impact on net income per common share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Total compensation costs capitalized were immaterial for the periods presented.

Stock Option and Restricted Stock Compensation Plans

The ITT 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights and restricted stock awards (in the form of restricted stock shares or restricted stock units). The number of shares initially available for awards under this plan was 12.2. As of March 31, 2008, 1.7 shares were available for future grants.

A summary of the status of our stock options as of March 31, 2008 and changes during the three months then ended is presented below:

	Three Months Ended
	March 31, 2008
		Weighted-
		Average
		Exercise
		Price
	Options	per Share

Outstanding at December 31, 2007	8.7	$38.13
Granted	0.6	$53.10
Exercised	(0.1)	$31.03

Outstanding at March 31, 2008	9.2	$39.29

Options exercisable at March 31, 2008	7.6	$36.28

The intrinsic value of stock options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2008 and 2007 was $2.9 and $33.8, respectively.

For the three months ended March 31, 2008, the amount of cash received from the exercise of stock options was $4.3 with an associated tax benefit realized of $0.8. SFAS 123R requires that we classify as a financing activity the cash flows attributable to excess tax benefits from stock option exercises. For the three months ended March 31, 2008 and 2007, cash provided by financing activities, related to these excess tax benefits, was $0.6 and $7.3, respectively.

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of March, 31, 2008 was $121.6 and $118.7, respectively. This represents the total pre-tax intrinsic value, based on ITT’s closing stock price per share of $51.81 on March 31, 2008, which would have been received by the option holders had all options holders exercised their options as of that date. On March 31, 2008, 7.2 exercisable options were considered to be in-the-money because the exercise price of those options was less than the stock price on that date.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

As of March 31, 2008, the total number of outstanding stock options expected to vest, reflecting estimated forfeitures and options that have already vested, was 9.1. These stock options have a weighted-average exercise price per share of $39.13, an aggregate intrinsic value of $120.5, and a weighted-average remaining contractual life of 4.5 years.

The fair value of each option grant was determined on the date of grant using the binomial lattice pricing model. The following weighted-average assumptions were used for stock option grants during the three months ended March 31, 2008 and 2007, respectively:

	2008	2007

Dividend yield	1.32%	0.97%
Expected volatility	29.0%	23.0%
Expected life	4.8 years	4.8 years
Risk-free rates	2.27%	4.38%
Weighted average grant date fair value of options granted	$13.41	$14.43

A summary of the status of our restricted stock awards as of March 31, 2008 and changes during the three months then ended is presented below:

	Three Months Ended March 31, 2008
	Unvested		Outstanding
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Awards	per Share	Awards	per Share

Unvested/outstanding at December 31, 2007	1.1	$52.64	1.3	$50.93
Granted	0.4	53.11	0.4	53.11

Unvested/outstanding at March 31, 2008	1.5	$52.80	1.7	$51.51

During the three months ended March 31, 2008, ITT awarded 0.4 of restricted stock awards with restriction periods of three years. The fair market value of these awards was based on ITT’s stock price on the date of grant.

At March 31, 2008, there was $65.9 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock compensation plans. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years.

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

The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of March 31, 2008 was approximately 18%. The number of companies included in the applicable benchmark group ranges from 316 to 362 for the awards outstanding as of March 31, 2008.

At March 31, 2008, there was $19.8 of total unrecognized compensation cost related to non-vested awards granted under the long-term incentive plan. This cost is expected to be recognized ratably over a weighted-average

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

period of 1.5 years. The total cash paid to settle the LTIP liability for the annual 2005 and the annual 2004 grants during the first quarter of 2008 and 2007 was $19.3 and $17.6, respectively.

4)	Restructuring and Asset Impairment Charges

2008 Restructuring Activities

Three Months Ended March 31

During the first quarter of 2008, ITT recorded a net restructuring charge of $3.6, reflecting costs of $1.2 related to new actions and $2.6 related to prior year plans, as well as the reversal of $0.2 of restructuring accruals that management determined would not be required.

Components of First Quarter 2008 Charge

	2008 Actions				Prior
		Lease		Planned	Years’ Plans
		Cancellation &		Position	Additional	Reversal of
	Severance	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$0.5	$0.2	$0.7	21	$1.7	$—
Motion & Flow Control	—	—	—	—	0.9	(0.2)
Corporate and Other	0.5	—	0.5	1	—	—

	$1.0	$0.2	$1.2	22	$2.6	$(0.2)

The charges associated with actions announced during the first quarter of 2008 represent a reduction of structural costs, primarily in the Fluid Technology business segment. Planned position eliminations total 22, including 17 office workers and five management employees. The costs associated with prior years’ plans primarily reflect severance costs.

2007 Restructuring Activities

Three Months Ended March 31

During the first quarter of 2007, ITT recorded a net restructuring charge of $6.4, reflecting costs of $4.5 related to new actions and $2.2 related to prior year plans, as well as the reversal of $0.3 of restructuring accruals that management determined would not be required.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

The charges associated with actions announced during the first quarter of 2007 represent a reduction of structural costs in all segments and the closure of one facility in the Defense Electronics & Services business segment. Planned position eliminations total 41, including 18 factory workers, 22 office workers and one management employee. The costs associated with prior years’ plans primarily reflect an asset impairment cost for a closed facility, as well as additional severance and other costs.

The following table displays a rollforward of the restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2007	$21.0	$7.9	$9.1	$2.0	$40.0
Additional charges for prior year plans	1.7	—	0.9	—	2.6
Cash payments and other related to prior charges	(7.8)	(1.3)	(5.1)	(0.9)	(15.1)
Reversals of prior charges	—	—	(0.2)	—	(0.2)
Charges for 2008 actions	0.7	—	—	0.5	1.2
Cash payments and other related to 2008 charges	(0.1)	—	—	—	(0.1)

Balance March 31, 2008	$15.5	$6.6	$4.7	$1.6	$28.4

The accrual balance at March 31, 2008 of $28.4 includes $21.0 for severance and $7.4 for facility carrying costs and other.

The following is a rollforward of employee positions eliminated associated with restructuring activities through March 31, 2008:

Planned reductions as of December 31, 2007	313
Planned reductions from 2008 actions	22
Actual reductions, January 1 — March 31, 2008	(254)

Planned reductions as of March 31, 2008	81

As of March 31, 2008, of the planned facility closures, one facility in the Motion & Flow Control business segment and one facility in the Defense Electronics & Services business segment remain to be closed. These closures are expected within the next three months.

5)	Discontinued Operations

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Revenues and operating income for Switches reported in discontinued operations were as follows:

	Three Months
	Ended
	March 31
	2008	2007

Revenues (third party)	$3.3	$78.4
Operating income	$1.5	$7.3

6)	Pension and Postretirement Benefit Expenses

Components of net periodic pension cost were as follows:

	Three Months
	Ended
	March 31
	2008	2007

Service cost	$24.2	$25.0
Interest cost	81.7	74.2
Expected return on plan assets	(110.3)	(99.3)
Amortization of prior service cost	0.8	0.7
Amortization of actuarial loss	3.8	16.3

Net periodic pension cost	$0.2	$16.9

Net periodic pension cost decreased in the first quarter of 2008, as a result of the higher discount rate adopted at year end 2007 leading to a lower amortization of actuarial losses, higher expected returns on plan assets due to increased asset levels, and lower amortization of deferred losses, partially offset by an increase in interest costs and higher average foreign exchange rates. Based on the facts and circumstances described below the decrease in net periodic pension cost will be partially offset by reduced recoveries of costs under our U.S. Government contracts.

The Defense Electronics & Services business segment represents approximately 67% of the active U.S. Salaried Plan participants. As a result, we have sought and will seek reimbursement from the Department of Defense for a portion of our pension costs, in accordance with government regulations. U.S. Government Cost Accounting Standards (“CAS”) govern the extent to which pension costs are allocable to and recoverable under contracts with the U.S. Government.

ITT contributed approximately $7.7 to its various plans during the first quarter of 2008. Additional contributions totaling between $17.0 and $22.3 are expected over the balance of 2008.

Components of net periodic postretirement cost were as follows:

	Three Months
	Ended March 31
	2008	2007

Service cost	$2.1	$2.0
Interest cost	10.7	10.5
Expected return on plan assets	(6.9)	(6.3)
Amortization of prior service benefit	0.9	0.6
Amortization of actuarial loss	1.1	1.3

Net periodic postretirement cost	$7.9	$8.1

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Net periodic postretirement cost decreased in the first quarter of 2008 primarily as a result of the higher expected returns on plan assets due to increased asset levels, partially offset by higher past service costs.

See Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2007 Annual Report on Form 10-K for additional details of pension and postretirement benefits.

7)	Comprehensive Income

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Three Months Ended March 31, 2008
Net income			$171.9
Other comprehensive income:
Foreign currency translation adjustments	$99.7	$—	99.7
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	4.9	(1.8)	3.1
Amortization of prior service cost	1.7	(0.6)	1.1

Other comprehensive income	$106.3	$(2.4)	103.9

Comprehensive income			$275.8

	Pretax	Tax
	Income	(Expense)	Net-of-Tax
	(Expense)	Benefit	Amount

Three Months Ended March 31, 2007
Net income			$140.0
Other comprehensive income:
Foreign currency translation adjustments	$15.6	$—	15.6
Other	(0.3)	0.1	(0.2)
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	17.6	(6.1)	11.5
Amortization of prior service cost	1.3	(0.5)	0.8

Other comprehensive income	$34.2	$(6.5)	27.7

Comprehensive income			$167.7

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

8)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months
	Ended March 31
	2008	2007

Basic earnings per share:
Income from continuing operations available to common shareholders	$170.9	$136.8
Average common shares outstanding	180.7	181.2
Basic earnings per share	$0.94	$0.75
Diluted earnings per share:
Income from continuing operations available to common shareholders	$170.9	$136.8
Average common shares outstanding	180.7	181.2
Add: Impact of stock options and restricted stock	2.7	3.1

Average common shares outstanding on a diluted basis	183.4	184.3

Diluted earnings per share	$0.93	$0.74

Shares underlying stock options and restricted stock awards excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

	Three Months Ended
	March 31
	2008	2007

Stock options	0.8	1.1
Average Exercise Price	$56.68	$55.22

Restricted stock awards	—	0.3

9)	Receivables, Net

	March 31,	December 31,
	2008	2007

Trade	$1,908.7	$1,843.3
Other	105.1	127.9
Less: allowance for doubtful accounts and cash discounts	(29.5)	(36.2)

	$1,984.3	$1,935.0

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

10)	Inventories, Net

	March 31,	December 31,
	2008	2007

Finished goods	$257.3	$240.2
Work in process	335.1	305.2
Raw materials	437.0	438.8
Less: progress payments	(69.1)	(96.6)

	$960.3	$887.6

11)	Plant, Property and Equipment, Net

	March 31,	December 31,
	2008	2007

Land and improvements	$64.3	$58.7
Buildings and improvements	575.8	554.7
Machinery and equipment	1,666.0	1,559.7
Furniture, fixtures and office equipment	236.9	229.7
Construction work in progress	99.3	91.1
Other	83.9	139.3

	2,726.2	2,633.2
Less: accumulated depreciation and amortization	(1,740.9)	(1,652.9)

	$985.3	$980.3

12)	Goodwill and Other Intangible Assets

ITT follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which requires that goodwill and indefinite-lived intangible assets be tested for impairment on an annual basis, or more frequently if circumstances warrant.

The application of purchase accounting under SFAS No. 141, “Business Combinations” (“SFAS 141”), requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the acquisition date, with amounts exceeding the net fair value being recorded as goodwill. The allocation process requires an analysis of items such as acquired contracts, customer relationships, fixed assets, contractual commitments, legal contingencies, and brand value to identify and record the fair value of all assets and liabilities assumed. In valuing acquired assets and liabilities, fair values were based on, but not limited to, future expected discounted cash flows, comparable market rates, replacement costs, expected settlement amounts, and discount and growth rates.

In December 2007, ITT acquired all of the outstanding shares of EDO Corporation (“EDO”), a global aerospace and defense company. As a result, we assigned preliminary fair value amounts to the tangible and intangible assets acquired and liabilities assumed. As additional information was obtained, adjustments were made to the purchase price allocation during the first quarter of 2008; however, the allocation is subject to further refinement. These adjustments are reflected in the tables below within the Defense Electronics & Services business segment.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Changes in the carrying amount of goodwill for the quarter ended March 31, 2008 by business segment are as follows:

		Defense	Motion
	Fluid	Electronics &	& Flow	Corporate
	Technology	Services	Control	and Other	Total

Balance as of January 1, 2008	$1,167.4	$2,176.8	$480.5	$5.0	$3,829.7
Goodwill acquired during the period	2.3	—	—	—	2.3
Adjustments to purchase price allocations	—	29.9	0.1	—	30.0
Foreign currency translation	27.3	—	2.1	—	29.4

Balance as of March 31, 2008	$1,197.0	$2,206.7	$482.7	$5.0	$3,891.4

Information regarding other intangible assets is as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

2008
Finite-lived intangibles:
Customer relationships	$642.2	$(82.9)	$559.3
Proprietary technology	64.6	(16.5)	48.1
Trademarks	30.1	(1.7)	28.4
Patents and other	55.9	(26.3)	29.6
Indefinite-lived intangibles:
Brands and trademarks	19.3	—	19.3

Balance as of March 31, 2008	$812.1	$(127.4)	$684.7

2007
Finite-lived intangibles:
Customer relationships	$672.9	$(62.1)	$610.8
Proprietary technology	63.2	(15.5)	47.7
Trademarks	28.3	(2.3)	26.0
Patents and other	53.2	(22.2)	31.0
Indefinite-lived intangibles:
Brands and trademarks	17.5	—	17.5

Balance as of December 31, 2007	$835.1	$(102.1)	$733.0

Amortization expense related to intangible assets for the three month periods ending March 31, 2008 and 2007 were $21.0 and $7.6, respectively.

Estimated amortization expense for intangible assets for each of the five succeeding years is as follows:

2009	2010	2011	2012	2013

$91.2	$92.5	$65.4	$53.8	$47.9

Customer relationships, proprietary technology, trademarks and patents, and other are amortized over weighted average lives of approximately 11 years, 12 years, 18 years, and 18 years, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

13)	Other Assets

	March 31,	December 31,
	2008	2007

Pension assets and prepaid benefit plan costs	$685.9	$675.6
Insurance receivables	184.2	182.0
Other long-term third party receivables, net	54.7	54.3
Other employee benefit-related assets	48.3	51.3
Capitalized software costs	32.5	27.0
Investments in unconsolidated companies	9.0	9.3
Environmental and employee benefit trusts	4.0	8.7
Other	35.8	42.0

	$1,054.4	$1,050.2

14)	Other Liabilities

	March 31,	December 31,
	2008	2007

Deferred income taxes and other tax-related accruals	$307.4	$310.1
Product liability, guarantees and other legal matters	243.1	237.6
Compensation and other employee-related benefits	139.7	139.5
Environmental	115.3	110.2
Other	101.2	106.6

	$906.7	$904.0

15)	Uncertain Tax Positions

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

As of March 31, 2008 and December 31, 2007, we have $101.2 and $103.3, respectively of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $40.7 and $42.8, as of March 31, 2008 and December 31, 2007, respectively.

We do not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our income statement. We have accrued $37.6 and $36.2 for payment of interest and penalties as of March 31, 2008 and December 31, 2007, respectively.

16)	Commitments and Contingencies

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

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act or its state equivalent. As of March 31, 2008, the Company is responsible, or is alleged to be responsible, for approximately 92 ongoing environmental investigation and remediation sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings the Company’s liability is considered de minimis. At March 31, 2008, the Company’s best estimate for environmental liabilities is $130.1, which approximates the accrual related to the investigation and remediation of ground water, soil, and soil vapor, as well as related legal fees. This includes the Company’s estimated accrual for environmental liabilities associated with its former automotive business. The low range estimate for its environmental liabilities is $95.7 and the high range estimate for those liabilities is $216.1. On an annual basis, the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifers. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment plant. The operation of the water treatment plant is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment plant. In 2007, one PRP defaulted on its percentage share of costs, and the PRP Group is

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

pursuing a remedy of the default; however, this default will increase ITT’s allocated share of the liability. Additionally, modification to the allowable hexavalent chromium National Pollution Discharge Elimination System discharge standard occurred in 2007, and the impact of this change has resulted in additional costs for potential modifications to the water treatment plant. As of March 31, 2008, the Company’s accrual for operation of the water treatment plant through 2013 was $8.8 representing its best estimate; its low estimate for the liability is $4.8 and its high estimate is $14.0.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of the 2007 Annual Report on Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the former manufacturing site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $4.0 and $17.0. The Company has accrued $6.6 for this matter, which approximates its best estimate.

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

The Company operated a facility in Rochester, New York, called Rochester Form Machine from 1979 until 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with the New York State Department of Environmental Conservation to investigate and remediate facility-related impacts to soil, soil vapor, indoor air and ground water. As of March 31, 2008, the Company’s current estimate for this exposure is between $4.1 and $16.2 and it has an accrual for this matter of $6.5, which represents the best estimate. The Company is pursuing a legal claim against certain other PRPs who may share responsibility.

In a suit filed in 1991 by the Company, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against its insurers, the Company is seeking recovery of costs it incurred in connection with its environmental liabilities including the matters listed above. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case had been on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims of the Company. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. However, in April 2007, the Superior Court vacated its earlier ruling, dismissing the claims based on the California Supreme Court’s decision in Powerine Oil Co. v. Superior Court. As a result, the Court of Appeals dismissed the appeal as moot. The case is now back before the Superior Court and the parties are engaged in further discovery. During the course of the litigation, the Company has negotiated settlements with certain defendant insurance companies and is prepared to pursue its legal remedies where reasonable negotiations are not productive.

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

As of March 31, 2008, there were approximately 103,000 open claims against the Company, essentially unchanged from December 31, 2007. Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During the first quarter of 2008, the Company resolved approximately 1,400 claims. Nearly all of these claims were dismissed, with settlement on a small percentage of claims. The average amount of settlement per claim has been nominal and substantially all defense and settlement costs have been covered by insurance.

The Company’s estimated accrued costs, net of expected insurance recoveries, for the resolution of all of these pending claims were $25.7 and $24.8 as of March 31, 2008 and December 31, 2007, respectively. While it is probable that the Company will incur additional costs for claims to be filed in the future, these additional costs are not reasonably estimable at this time.

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

The Company provides an indemnity to U.S. Silica Company for silica personal injury suits against its former subsidiary Pennsylvania Glass Sand filed prior to September 12, 2005. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer provide insurance for these claims. On October 4, 2005, ITT filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted the Company’s motion for summary judgment on the carrier’s duty to defend the silica cases; however, that decision was overturned on appeal. The matter was returned to the Superior Court in part for determination of several factual issues. The Company will continue to seek its past and future defense costs for these cases from this carrier. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “BUSINESS — Company History and Certain Relationships” of the Company’s 2007 Annual Report on Form 10-K for a description of the Distribution Agreement.

On October 25, 2006, The Hartford and Fencourt Reinsurance Company (“Fencourt”), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company (a subsidiary of Ace Insurance). Century Indemnity Company

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of ITT and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement (See “BUSINESS — Company History and Certain Relationships” of the Company’s 2007 Annual Report on Form 10-K for a description of the Distribution Agreement) and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding currently pending in New Jersey. The Company believes that this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On March 27, 2007, the Company reached a settlement relating to an investigation of its ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (“ITAR”). As part of the settlement, the Company pleaded guilty in the United States District Court for the Western District of Virginia to one ITAR violation relating to the improper handling of sensitive documents and one ITAR violation involving making misleading statements. The Company was assessed a total of $50 in fines, forfeitures and penalties, which was accrued for fully as of December 31, 2006. Of the total, $30 was paid in 2007 and the remaining balance is to be paid over five years, including $4 during the first quarter of 2008. The U.S. government has agreed to defer action regarding a third count of ITAR violations pending the Company’s implementation of a remedial action plan. The Company has also agreed to invest $50 over the next five years in research and development and capital improvements for its Night Vision products. As a result of the guilty plea, the Company became subject to automatic statutory “debarment” from future export licenses. However, because the debarment is applicable to only a portion of the Company’s Night Vision business, it is expected that the net effect of the debarment will restrict less than 5% of total Night Vision sales for a period of not less than one year. The Company can seek reinstatement of export privileges after one year. On October 11, 2007, the Company and the Department of Defense finalized an Administrative Compliance Agreement wherein the Company agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of the Company’s compliance programs. On December 28, 2007, the Company finalized an administrative agreement with the Department of State. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On April 20, 2007, the Company received notice of a shareholder derivative action, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, CA No. 07-CV-2878 (the “Piven” action), alleging that the Company’s Board of Directors breached their fiduciary duties in connection with the

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Company’s compliance programs at its Night Vision business. The Piven Complaint seeks compensatory and punitive damages for the Company from its Directors, the removal of the Directors, and the election of new directors. On July 12, 2007, the Company received notice of a second shareholder derivative action, Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Levy” action). The Levy Complaint asserts similar claims as the Piven Complaint and seeks compensatory damages for the Company from its Directors. On August 20, 2007, the Company received notice of the third derivative action, Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic], U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Reale” action). The Reale action also names as John Doe defendants the individual managers allegedly responsible for the actions that gave rise to the Night Vision guilty plea, as well as the law firm that advised the Company in connection with a voluntary disclosure of violations. All three actions are consolidated before the U.S. District Court for the Southern District of New York, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB). On April 10, 2008, the Court denied the Company’s motion to dismiss the consolidated Complaint and the Company has filed a Motion for Reconsideration. Management believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December of 2007, we entered into a sales-type lease agreement for our corporate aircraft and then leased the aircraft back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At March 31, 2008, we do not believe that a loss contingency is probable and therefore do not have an accrual recorded in our financial statements.

ITT has a number of individually immaterial guarantees outstanding at March 31, 2008, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Product Warranties:

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. Changes in product warranty accruals for March 31, 2008 and 2007 were as follows:

	2008	2007

Beginning balance January 1	$52.1	$46.8
Accruals for product warranties issued in the period	8.1	5.8
Changes in pre-existing warranties, including changes in estimates	2.6	(1.7)
Payments	(7.1)	(5.6)

Ending balance March 31	$55.7	$45.3

18)	Business Segment Information

	Three Months Ended March 31, 2008
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$881.4	$1,507.6	$420.5	$—	$(3.1)	$2,806.4
Operating income (expense)	$102.0	$152.8	$68.0	$(38.7)	$—	$284.1
Operating margin	11.6%	10.1%	16.2%	—	—	10.1%
Total assets	$3,204.9	$4,408.4	$1,441.4	$1,740.6	$—	$10,795.3

	Three Months Ended March 31, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Sales and revenues	$786.0	$969.4	$318.2	$—	$(3.3)	$2,070.3
Operating income (expense)	$87.1	$110.4	$51.0	$(31.0)	$—	$217.5
Operating margin	11.1%	11.4%	16.0%	—	—	10.5%
Total assets(1)	$3,106.4	$4,466.2	$1,364.5	$2,615.6	$—	$11,552.7

(1)	As of December 31, 2007.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In millions, except share and per share amounts, unless otherwise stated)

Business Overview

ITT Corporation and its subsidiaries (“ITT”, “we”, “us”, “our” and “the Company”) is a global multi-industry company engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and the provision of related services. Our three principal business segments are Fluid Technology, Defense Electronics & Services, and Motion & Flow Control.

ITT is a global corporation with worldwide operations. We have a diverse business portfolio, which we believe is designed to respond to the following macro-economic growth drivers: global security and infrastructure demands, population growth, environment trends and emerging markets. Although our business is affected by global, regional and industry-specific economic factors. Our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. While we do have some businesses that are linked to long- and short-cycle economies such as construction, defense, mining and minerals, transportation, automotive, and aerospace as industries, a disproportionate amount of our portfolio is responsive to large-scale drivers that are less sensitive to economic cycles. Furthermore, we drive our business to have the right mix of products and services by seeking a good combination of original equipment manufacturer (“OEM”) and after-market participation, a balance between products and services, and a proper global distribution.

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

2008 Outlook

Overall, we expect revenues to increase to between $11.4 billion and $11.5 billion. Revenues in the Defense Electronics & Services business segment are expected to grow to between $6.0 billion and $6.1 billion led by continued growth in the Advanced Engineering & Sciences and Systems divisions and the integration of the newly acquired EDO Corporation (“EDO”). The Fluid Technology business segment expects to grow revenues to between $3.8 billion and $3.9 billion due to continued growth in the Water & Wastewater and Industrial Process businesses. In the Motion & Flow Control business segment, revenues of $1.6 billion and $1.7 billion are expected, with growth largely attributable to the integration of International Motion Control, Inc. (“IMC”) into the segment.

Summarized below is information on each of the three business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges, areas of focus and selected financial data.

Fluid Technology

Fluid Technology is a leading global provider of fluid systems and solutions, including the design, development, production, sale and after-sale support of a broad range of pumps, mixers, controls and treatment systems for residential, municipal, commercial, industrial, and agricultural and turf applications. The following provides a summary of the Fluid Technology businesses and the goods and services each provides to its respective end-markets:

Water & Wastewater	Submersible pump systems for water and wastewater control, and biological filtration and disinfection treatment systems for municipal, industrial and commercial applications
Residential & Commercial Water	Pumps, systems and accessories for water wells, pressure boosters, agricultural and irrigation applications, heating, ventilation and air conditioning systems, boiler controls, flood control and fire protection
Industrial Process	Pumps and valves for industrial, mining, pulp and paper, chemical and petroleum processing, and high-purity systems for biopharmaceutical applications

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

Defense Electronics & Services

Defense Electronics & Services develops, manufactures, and supports high-technology electronic systems and components for worldwide defense and commercial markets, as well as provides communications systems, engineering and applied research. Defense Electronics & Services consists of two major areas: Systems and Services and Defense Electronics. With the acquisition of EDO completed at the end of 2007, components of EDO have been integrated into various businesses of the Defense Electronics & Services business segment. In addition, we have identified two new businesses, “Integrated Structures” and “Intelligence & Information Warfare,” as a result of the acquisition.

The following provides a summary of the Defense Electronics & Services businesses and the goods and services each provides to its respective end-markets:

Advanced Engineering & Services	Homeland defense, telecommunications systems and information technology
Communications Systems	Voice and data systems, and battlefield communication technology
Electronic Systems	Force protection, integrated electronic warfare systems, reconnaissance and surveillance, radar and undersea systems
Integrated Structures	Aircraft armament suspension-and-release systems and advanced composite structures
Intelligence & Information Warfare	Intelligence systems and analysis, information warfare solutions and data acquisition and storage
Night Vision	Image intensifier technology, military and commercial night vision equipment
Space Systems	Satellite imaging systems, meteorological and navigation payloads, related information solutions and systems
Systems Division	Systems integration, communications engineering and technical support solutions

Management believes that the Defense Electronics & Services business segment is well positioned with products and services that support our customers’ needs. In addition, we expect new product development to continue to contribute to future growth.

Factors that could impact Defense Electronics & Services’ financial results include: the level of defense funding by domestic and foreign governments, our ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include: new or improved product offerings, new contract wins, integration of acquisitions and successful program execution.

Motion & Flow Control

The businesses of the Motion & Flow Control business segment primarily serve the high end of their markets, with highly engineered products, high brand recognition, and a focus on new product development and operational excellence. Revenue opportunities are balanced between OEM and aftermarket customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing.

The following list provides a summary of the Motion & Flow Control businesses and the goods and services each provides to its respective end-markets.

Aerospace Controls	Aircraft fuel systems and actuators
Controls	Motion controls, servo-motors and electro-mechanical actuators for industrial, medical and aircraft applications
Energy Absorption	Shock absorbers, suspension systems and pneumatic automation components for transportation, aerospace, industrial and electronics applications
Flow Control	Pump systems, valve actuation controls and accessories for leisure marine craft, whirlpool baths, beverage systems and oil and gas pipelines
Friction Technologies	Brake pads and friction materials for transportation markets
Interconnect Solutions	Connectors and interconnects for the military, industrial, medical and transportation markets

The Motion & Flow Control businesses’ financial results are driven by economic conditions in its major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, weather conditions, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include: expansion into adjacent markets, new product development, integration of acquisitions, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment.

Results of Operations

For the quarter ended March 31, 2008, ITT reported sales and revenues of $2,806.4 and net income of $171.9, or $0.94 per diluted share, compared with sales and revenues of $2,070.3 and net income of $140.0 or $0.76 per diluted share for the quarter ended March 31, 2007. Net income for the quarter ended March 31, 2008 includes income from discontinued operations of $1.0 or $0.01 per diluted share, respectively, compared to $3.2 or $0.02 per diluted share for the same comparable prior year period.

Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

Consolidated Financial Results

	Three Months Ended March 31
			Increase (Decrease)
	2008	2007	%/Point Change

Sales and revenues	$2,806.4	$2,070.3	35.6%
Costs of sales and revenues	2,045.5	1,486.1	37.6%
Selling, general and administrative expenses	420.6	320.0	31.4%
Research & development expenses	52.6	40.3	30.5%
Operating income	284.1	217.5	30.6%
Interest expense	40.6	23.8	70.6%
Interest income	8.4	8.2	2.4%
Income from continuing operations	170.9	136.8	24.9%

Gross margin	27.1%	28.2%	(1.1)
Selling, general and administrative expenses as a % of sales	15.0%	15.5%	(0.5)
Research & development expenses as a % of sales	1.9%	1.9%	—
Operating margin	10.1%	10.5%	(0.4)
Effective tax rate	31.3%	30.9%	0.4

Sales and Revenues

Sales and revenues increased $736.1 or 35.6% to $2,806.4 for the first quarter of 2008 over the same prior year period. Excluding the impact of foreign currency translation (“constant currency basis”), sales and revenues for the first quarter increased $665.9 or 32.2%. Sales and revenues from acquired companies, including EDO (acquired during the fourth quarter of 2007) and IMC (acquired during the third quarter of 2007) contributed $474.2 during the first quarter of 2008. Organic sales and revenues (defined as sales and revenues from existing businesses on a constant currency basis) contributed $191.7 or 9.3% to our overall revenue growth, primarily due to higher volume and price, including the impact of new products and programs.

During the first quarter of 2008, we received orders of $2,679.3. This represents a $667.8 or 33.2% increase over the same prior year period. On a constant currency basis, orders grew $592.1 or 29.4%. This increase was attributable to orders of $357.7 from acquisitions, including EDO and IMC, and organic growth of $234.4 or 11.7%, including contributions from each of our business segments.

Costs of Sales and Revenues and Gross Margin

Costs of sales and revenues were $2,045.5 for the first quarter of 2008, an increase of $559.4 or 37.6% over the same prior year period. This increase was primarily attributable to the EDO and IMC acquisitions, higher sales volume and an unfavorable impact from foreign exchange translation.

Gross margin for the first quarter of 2008 was $760.9, a 30.2% increase compared to $584.2 during the same prior year period. Gross margin as a percent of sales was 27.1% and 28.2% for the first quarter 2008 and 2007, respectively. This decrease was driven by higher production costs and unfavorable sales mix, but was partially offset by our productivity and cost savings initiatives, including our efforts to improve supply chain productivity and control material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $420.6 for the first quarter of 2008, an increase of $100.6 or 31.4% over the same prior year period. The year-over-year increase was primarily attributable to the acquisitions of EDO and IMC. SG&A as a percent of sales was 15.0% and 15.5% over the same comparable period.

Research & Development Expenses

Research and development expenses (“R&D”) were $52.6 and $40.3 for the first quarter of 2008 and 2007, respectively, with the year-over-year increase primarily attributable to the acquisitions of EDO and IMC. R&D expense as a percentage of sales was relatively consistent over the same periods as we continued our efforts to support product development.

Operating Income

Operating income increased $66.6 or 30.6% to $284.1 for the first quarter of 2008 over the same prior year period. This increase was largely due to the impact from the EDO and IMC acquisitions. In addition, organic contributions were realized at each business segment. These contributions were primarily attributable to higher sales volumes and price, benefits from operating efficiencies, and cost savings initiatives, partially offset by unfavorable sales mix, and the impact of foreign currency exchange translation/transaction and increased SG&A expenses.

Operating margin of 10.1% decreased 40 basis points over the prior year, primarily reflecting the impact of acquisitions (higher amortization of intangible assets).

Interest Expense and Interest Income

Interest expense during the first quarter of 2008 increased by $16.8 to $40.6 compared to the same prior year period. This increase was primarily attributable to higher debt levels during the period, reflecting our funding for acquisitions and capital expenditures.

We recorded interest income of $8.4 and $8.2 for the first quarter of 2008 and 2007, respectively. The year-over-year increase was primarily attributable to a higher average balance of cash and cash equivalents during the first quarter of 2008.

Segment Review

					Operating
	Sales & Revenues		Operating Income		Margin
Three Months Ended March 31	2008	2007	2008	2007	2008	2007

Fluid Technology	$881.4	$786.0	$102.0	$87.1	11.6%	11.1%
Defense Electronics & Services	1,507.6	969.4	152.8	110.4	10.1%	11.4%
Motion & Flow Control	420.5	318.2	68.0	51.0	16.2%	16.0%
Eliminations	(3.1)	(3.3)	(38.7)	(31.0)	—	—

Total	$2,806.4	$2,070.3	$284.1	$217.5	10.1%	10.5%

Fluid Technology

For the three months ended March 31, 2008, the Fluid Technology business segment had sales of $881.4, an increase of $95.4 or 12.1% over the same prior year period. The following table illustrates the impact of organic growth, acquisitions, and foreign currency translation fluctuations on sales and revenues during these periods.

2008/2007
% Change

Organic growth	6.3%
Acquisitions	0.1%
Foreign currency translation	5.7%

Sales and revenues	12.1%

During the first quarter of 2008, the Fluid Technology business segment recognized sales and revenues of $836.0 on a constant currency basis, an increase of $50.0 or 6.4% over 2007. Organic sales growth of $49.3 or 6.3%

was attributable to contributions from each of the segment’s businesses, and generally due to increased volume and price. Factors driving these contributions were as follows:

Industrial Process	Organic sales growth of $25.3 or 15.5%, due to strength in large project sales, particularly in the oil and gas market, and mining markets.
Water & Wastewater	Organic sales increased $14.5 or 4.0%, primarily attributable to strength in international markets, partially offset by weakness in the U.S. municipal market.
Residential & Commercial Water	Organic sales increased $12.4 or 4.6%, due to strength in commercial applications, offset by weakness in the residential market.

The Fluid Technology business segment received orders of $956.7 for the first quarter of 2008, an increase of $74.9 or 8.5% over 2007, including $50.6 and $1.2 attributable to the impact of foreign currency translation and acquisitions, respectively. Organic orders increased $23.1 or 2.6% over the same prior year period.

Operating income of $102.0 for the first quarter of 2008 increased $14.9 or 17.1% over the same prior year period. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating income increased $16.5 or 18.9%. This increase was attributable to higher sales volume and price, and productivity improvements, particularly within the Industrial Process and Residential & Commercial Water businesses, partially offset by a decline in the Water & Wastewater business, primarily due to sales mix (but partially offset by cost reduction efforts).

The Fluid Technology business segment reported first quarter 2008 operating margins of 11.6%, an increase of 50 basis points over the same prior year period. Excluding the impact of foreign currency translation/transaction, operating margins expanded 130 basis points to 12.4% for the first quarter of 2008. This improved profitability was primarily attributable to productivity improvements, partially offset by sales mix within the Industrial Process business, due to strength in lower margin project-based business.

Defense Electronics & Services

For the three months ended March 31, 2008, the Defense Electronics & Services business segment had sales of $1,507.6, an increase of $538.2 or 55.5% over the same prior year period. The following table illustrates the impact of organic growth, and acquisitions on sales and revenues during these periods.

2008/2007
% Change

Organic growth	12.5%
Acquisitions	43.0%

Sales and revenues	55.5%

Acquisitions contributed $417.5 in sales and revenues during the first quarter of 2008. This contribution was almost entirely attributable to the EDO acquisition. Organic sales increased $120.8 or 12.5% during the first quarter of 2008 compared to 2007. This increase was primarily attributable to sales growth on existing contracts in our Advanced Engineering & Sciences business and demand in foreign military sales for our tactical radios.

The Defense Electronics & Services business segment received orders of $1,297.3 for the first quarter of 2008, an increase of $494.0 or 61.5% over 2007, including $298.6 attributable to the EDO acquisition. Organic order growth was $195.4 or 24.3% over the same period. Fluctuations in order growth within the Defense Electronics & Services business segment illustrate how the level of activity related to programs can, at times, be affected by timing within government funding authorization and project evaluation cycles.

Operating income increased $42.4 or 38.4% to $152.8 for the first quarter of 2008 over the same prior year period. Excluding contributions from the EDO acquisition, operating income increased $18.3 or 16.6%. This increase was primarily attributable to the previously mentioned volume increases.

The Defense Electronics & Services business segment reported first quarter 2008 operating margins of 10.1%, a decrease of 130 basis points over the same prior year period. This decrease was primarily attributable to the EDO acquisition (higher amortization of intangible assets). Excluding the impact from EDO, operating margins grew 40 basis points for the first quarter of 2008.

Motion & Flow Control

For the three months ended March 31, 2008, the Motion & Flow Control business segment had sales of $420.5, an increase of $102.3 or 32.1% over the same prior year period. The following table illustrates the impact of organic growth, acquisitions, and foreign currency translation fluctuations on sales and revenues during these periods.

2008/2007
% Change

Organic growth	6.7%
Acquisitions	17.6%
Foreign currency translation	7.8%

Sales and revenues	32.1%

During the first quarter of 2008, the Motion & Flow Control business segment recognized sales and revenues of $395.5 on a constant currency basis, an increase of $77.3 or 24.3% over 2007. This increase was attributable to sales from the IMC acquisition of $56.0 and organic growth of $21.3 or 6.7%, particularly from the Friction Technologies, Interconnect Solutions and Aerospace Controls businesses. Factors driving these contributions were as follows:

Friction Materials	Organic sales increased by $12.7 or 12.3% attributable to higher volumes of OEM components (due to new platform wins), and aftermarket brake pads sales, partially offset by decreased sales in backplates
Interconnect Solutions	Organic sales increased $6.8 or 6.5% on higher volumes (attributable to the Americas, Europe and Asia markets)
Aerospace Controls	Organic sales increased $3.4 or 14.5% driven by strength in aftermarket products
Flow Control	Organic sales declined $3.1 or 5.0% due to softness in the marine, industrial, and the bath, spa and whirlpool markets, partially offset by strength in the recreational vehicle and beverage markets

The Motion & Flow Control business segment received orders of $428.6 for the first quarter of 2008, an increase of $100.5 or 30.6% over 2007. The IMC acquisition accounted for $57.9 of the overall increase, while the impact of foreign exchange and organic order growth contributed $25.2 and $17.4, respectively.

Operating income of $68.0 for the first quarter of 2008 increased $17.0 or 33.3% over the same prior year period. Excluding the impact of foreign exchange translation and contributions from the IMC acquisition, operating income increased $5.0 or 9.8%. This increase was primarily attributable to the Interconnect Solutions and the Aerospace Controls businesses, and was partially offset by a decline in the Energy Absorption business. The Interconnect Solutions and Aerospace Controls businesses both benefited from the higher sales volumes noted above, while the Interconnect Solutions businesses also benefited from continued efforts to lower operating costs. Operating income from the Energy Absorption business decreased compared to 2007, primarily due to unfavorable sales mix. In addition, operating income increased slightly for Friction Technologies as higher sales volume was mostly offset by higher selling, general and administrative costs (due to higher labor costs and sales incentives). Operating income decreased slightly in the Flow Control business as lower sales were partially offset by lower selling, general and administrative expense.

The Motion & Flow Control business segment reported first quarter 2008 operating margins of 16.2%, an increase of 20 basis points compared to 16.0% during the same prior year period. Excluding the impact of foreign currency translation/transaction and impact from IMC, operating margins grew 50  basis points to 16.5% for the first quarter of 2008. This increase was driven primarily by Interconnect Solutions business attributable to higher gross margins (due to lower costs of materials), and decreased selling, general and administrative expenses as a percent of sales (due to lower compensation and marketing-related expense costs). Partially offsetting this increase were decreased margins within the Friction Technologies (due to higher labor costs and sales incentives) and the Energy Absorption business (due to sales mix).

Corporate and Other

Corporate expenses of $38.7 for the first quarter of 2008 increased $7.7 compared to the same prior year period, primarily reflecting higher costs associated with legacy litigation matters, compensation-related items, and expanded resources and review procedures in the tax accounting function.

Restructuring and Asset Impairment Charges

2008 Restructuring Activities

Three Months Ended March 31

During the first quarter of 2008, ITT recorded a net restructuring charge of $3.6 reflecting costs of $1.2 related to new actions and $2.6 related to prior year plans, as well as the reversal of $0.2 of restructuring accruals that management determined would not be required.

Components of First Quarter 2008 Charge

	2008 Actions				Prior
		Lease		Planned	Years’ Plans
		Cancellation &		Position	Additional	Reversal of
	Severance	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$0.5	$0.2	$0.7	21	$1.7	$—
Motion & Flow Control	—	—	—	—	0.9	(0.2)
Corporate and Other	0.5	—	0.5	1	—	—

	$1.0	$0.2	$1.2	22	$2.6	$(0.2)

The charges associated with actions announced during the first quarter of 2008 represent a reduction of structural costs, primarily related to the Fluid Technology business segment. Planned position eliminations total 22, including 17 office workers and five management employees. The costs associated with prior years’ plans primarily reflect severance costs.

The projected future savings from restructuring actions announced during the first quarter of 2008 are approximately $1 during 2008 and $9 between 2009 and 2013.

Payments of $0.1 were made during the first quarter of 2008 related to actions announced during the quarter.

2007 Restructuring Activities

Three Months Ended March 31

During the first quarter of 2007, ITT recorded a net restructuring charge of $6.4 reflecting costs of $4.5 related to new actions and $2.2 related to prior year plans, as well as the reversal of $0.3 of restructuring accruals that management determined would not be required.

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

The charges associated with actions announced during the first quarter of 2007 represent a reduction of structural costs in all segments and the closure of one facility in the Defense Electronics & Services business segment. Planned position eliminations total 41, including 18 factory workers, 22 office workers and one management employee. The costs associated with prior years’ plans primarily reflect an asset impairment cost for a closed facility, as well as additional severance and other costs.

The projected future savings from restructuring actions announced during the first quarter of 2007 are approximately $4 during 2008 and $19 between 2009 and 2012.

Payments of $1.2 were made during the first quarter of 2007 related to actions announced during the quarter.

Liquidity and Capital Resources

Cash and cash equivalents declined $940.4 to $899.6 as of March 31, 2008, primarily due to the repayment of $972.5 of short-term debt. During the same period, ITT generated $219.3 of cash from operating activities and had a $74.0 benefit from foreign exchange, which it used to fund acquisitions and capital investments in the business, while at the same time returning value to the shareholders through dividend payments which increased 25% from 2007.

Cash Flow Summary

	Three Months Ended March 31
	2008	2007

Operating Activities	$219.3	$(0.7)
Investing Activities	(225.8)	(31.9)
Financing Activities	(1,008.4)	135.7
Foreign Exchange	74.0	7.3

Operating Activities

Cash provided by operating activities in the first three months of 2008 increased $220.0 from the prior year. This significant increase is partially due to a $61.1 increase in income from continuing operations excluding non-cash increases in depreciation and amortization, combined with a reduction in contributions to the U.S. Salaried Pension Plan (reflected within the change of other current and non-current assets). There were no contributions to the U.S. Salaried Pension Plan made in 2008 as compared to $50.0 in 2007. Also driving the increase is a higher cash benefit from accrued and deferred taxes of $62.3 related to reduced tax payments of $45.5 and higher tax liabilities, combined with a $52.0 reduction in the use of cash from accounts receivable, driven by improved cash collections within the Fluid Technology business segment.

Investing Activities

Additions to Plant, Property and Equipment:

Capital expenditures during the first three months of 2008 were $33.9, an increase of $5.8 as compared to the first three months of 2007. The increase is driven by a $2.4 increase in Defense Electronics & Services business segment related primarily due to the EDO acquisition and by $3.5 related to the leasehold improvements for ITT’s new headquarters for its corporate employees as well as for the headquarters operations of its Fluid Technology and Motion & Flow Control business segments.

Acquisitions:

During the first three months of 2008, we spent $195.9 primarily related to additional costs for the EDO acquisition within the Defense Electronics & Services business segment. These costs related to the repayment of debt acquired, change of control payments due to EDO employees, and payments to former EDO shareholders for remaining EDO shares.

Financing Activities

Our funding needs are monitored and strategies are executed to manage overall cash requirements and debt ratios. Current debt ratios have positioned us to continue to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	March 31,	December 31,
	2008	2007

Cash & cash equivalents	$899.6	$1,840.0
Total debt	2,472.8	3,566.0
Net debt	1,573.2	1,726.0
Total shareholders’ equity	4,200.9	3,944.8
Total capitalization (debt plus equity)	6,673.7	7,510.8
Net capitalization (debt plus equity less cash and cash equivalents)	5,774.1	5,670.8
Debt to total capitalization	37.1%	47.5%
Net debt to net capitalization	27.2%	30.4%

Debt and Credit Facilities:

	March 31,	December 31,
	2008	2007

Commercial paper	$1,969.1	$1,589.7
Other debt	21.2	1,493.3

Notes payable and current maturities of long-term debt	1,990.3	3,083.0
Long-term debt	482.5	483.0

Total debt	$2,472.8	$3,566.0

Total debt at March 31, 2008 was $2.5 billion, compared to $3.6 billion at December 31, 2007. The decrease primarily reflects payments made during the first quarter of 2008. We expect that a portion of cash generated from operations over the next two years will be utilized to further decrease our debt balance.

In November 2005, ITT entered into a five-year revolving credit agreement (the “November 2005 Credit Facility”) in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised an option to increase the principal amount under this agreement to $1.75 billion. In February 2008, ITT entered into a new 364-day revolving credit agreement (the “February 2008 Credit Facility”), providing an additional $1.0 billion principal amount of available borrowings. The revolving credit agreements serve as backup for our commercial paper program. As a result, the maximum amount of outstanding borrowings under both facilities is now $2.75 billion.

In December 2007, the ITT Board of Directors approved commercial paper borrowings, using the November 2005 Credit Agreement as backup, to increase up to $1.75 billion. In addition, the ITT Board of Directors approved a further increase of $1.0 billion of commercial paper borrowings, which would be backed up by a new credit facility. As a result, we may issue up to $2.75 billion of commercial paper.

The provisions of this agreement require that we maintain an interest coverage ratio, as defined, of 3.5 times. At March 31, 2008, we were in compliance with our debt covenants.

Share Repurchases

We did not repurchase any common stock during the first quarter of 2008. As of March 31, 2008 we had repurchased 6.0 shares for $355.6 under our $1 billion share repurchase program. In addition, we paid $0.1 in commissions related to these repurchases. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders.

Critical Accounting Estimates

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2007 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting policies or estimates during the first three months of 2008.

New Accounting Pronouncements

ITT adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. This statement, issued by the FASB in September 2006, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Furthermore, the FASB has proposed FSP 157-c which clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008. This statement did not have a material effect on ITT’s financial statements for the quarter ended March 31, 2008 and ITT does not expect this statement to have a material effect on its financial statements in future periods.

ITT adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) effective January 1, 2008. SFAS 159, issued by the FASB in February 2007, permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 did not have a material effect on ITT’s financial statements for the quarter ended March 31, 2008 and ITT does not expect this statement to have a material effect on its financial statements in future periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption of SFAS 141(R) is not permitted. We are evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires the recognition of a noncontrolling interest (minority interest) as a separate component within equity within the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income. This statement also amends certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the potential impact of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. We are evaluating the potential impact of this statement.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the 2007 Annual Report on Form 10-K.

Forward-Looking Statements

“Safe Harbor Statement” under the Private Securities Litigation Reform Act of 1995 (“the Act”):

Certain material presented herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Act. These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include general global economic conditions, decline in consumer spending, interest and foreign currency exchange rate fluctuations, availability of commodities, supplies and raw materials, competition, acquisitions or divestitures, changes in government defense budgets, employment and pension matters, contingencies related to actual or alleged environmental contamination, claims and concerns, intellectual property matters, personal injury claims, governmental investigations, tax obligations and income tax accounting, and changes in generally accepted accounting principles. Other factors are more thoroughly set forth in Item 1. Business, Item 1 A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements in the ITT Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and other ITT filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2007 Annual Report on Form 10-K.

Item 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

Management Assessment on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. Based on that assessment, the Company’s management, including its CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2007 in the Company’s Annual Report on Form 10-K have been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2008, except for the implementation of measures described below under “Remediation of Material Weaknesses.”

Remediation of Material Weaknesses

The Company has implemented, or plans to implement, certain measures to remediate the material weakness relating to the Company’s income tax closing process identified in the Company’s 2007 Annual Report of Form 10-K. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company is implementing the following measures:

•	Expanding technical resources and enhancing review procedures in the income tax accounting function

•	Assessing the existing internal control structure and implementing new controls

•	Initiated a comprehensive evaluation of the organizational structure and processes.

The Company anticipates that these remediation actions represent ongoing improvement measures. Furthermore, while the Company has taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as of December 31, 2008.

PART II.
OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

The following should be read in conjunction with Note 16 “Commitments and Contingencies” to the unaudited interim Consolidated Condensed Financial Statements in Part I of this report, as well as Part I, Item 3 of the ITT 2007 Annual Report on Form 10-K.

ITT Corporation and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. ITT will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of ITT on a consolidated basis in the foreseeable future.

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2007 Annual Report on Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs	Plans or Programs (In Millions)

1/1/08 — 1/31/08	—	$—	—	$644.3
2/1/08 — 2/29/08	—	$—	—	$644.3
3/1/08 — 3/31/08	—	$—	—	$644.3

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

During the fourth quarter of 2006, we announced a three-year $1 billion share repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

April 25, 2008

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of July 1, 2006	Incorporated by reference to Exhibit 3(a) of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2006 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended February 15, 2008	Incorporated by reference to Exhibit 3.5 of Item No. 9.01 to ITT Corporation’s Form 8-K dated February 19, 2008 (CIK No. 216228, File No. 1-5672).
(4)		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.1)	*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams	Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) formerly known as ITT Industries, Inc. 2003 Equity Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.6)	*	ITT 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.5 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) formerly known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.6 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.8)	*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9)	*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11)	*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.16)	*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)		Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)	Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)	Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28) *	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).
(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)	*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).
(10.40)	*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.41)		Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).
(10.42)		Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.43)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.44)	Credit Agreement	Incorporated by reference to Exhibit 2.01 to ITT Corporation’s Form 8-K dated December 20, 2007(CIK No. 216228, File No. 1-5672).
(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).
(11)	Statement re computation of per share earnings	Not required to be filed.
(12)	Statement re computation of ratios	Not required to be filed.
(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006. (CIK No. 216228, File No. 1-5672).
(21)	Subsidiaries of the Registrant	Not required to be filed
(22)	Published report regarding matters submitted to vote of security holders	Not required to be filed.
(24)	Power of attorney	None
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Location

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).
(99.2)	Administrative Compliance Agreement filed October 11, 2007 between ITT Corporation and The United States Agency on behalf of the U.S. Government	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated October 12, 2007 (CIK No. 216228, File No. 1-5672).

*	Management compensatory plan