Form 10-Q
period 2008-06-30
ITT CORP
filed 2008-07-25
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5672

ITT CORPORATION

State of Indiana	13-5158950
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1133 Westchester Avenue, White Plains, NY 10604
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 18, 2008, there were outstanding 181,743,827 shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Product sales	$2,420.1	$1,732.6	$4,642.9	$3,355.5
Service revenues	644.0	490.5	1,227.6	937.9

Total sales and revenues	3,064.1	2,223.1	5,870.5	4,293.4

Costs of product sales	1,636.9	1,157.9	3,171.2	2,243.9
Costs of service revenues	560.1	422.8	1,071.3	822.9
Selling, general and administrative expenses	445.8	330.9	866.4	650.9
Research and development expenses	59.2	42.8	111.8	83.1
Restructuring and asset impairment charges, net	7.3	17.5	10.9	23.9

Total costs and expenses	2,709.3	1,971.9	5,231.6	3,824.7

Operating income	354.8	251.2	638.9	468.7
Interest expense	31.4	19.1	72.0	42.9
Interest income	7.9	10.2	16.3	18.4
Miscellaneous expense, net	3.7	2.1	6.7	6.0

Income from continuing operations before income tax expense	327.6	240.2	576.5	438.2
Income tax expense	103.3	41.0	181.3	102.2

Income from continuing operations	224.3	199.2	395.2	336.0
Discontinued operations:
(Loss) income from discontinued operations, net of tax expense (benefit) of $1.0, ($10.6), $1.2, and ($8.8), respectively	(3.3)	14.5	(2.3)	17.7

Net income	$221.0	$213.7	$392.9	$353.7

Earnings Per Share
Income from continuing operations:
Basic	$1.24	$1.11	$2.18	$1.86
Diluted	$1.22	$1.08	$2.15	$1.82
Discontinued operations:
Basic	$(0.02)	$0.08	$(0.01)	$0.10
Diluted	$(0.02)	$0.08	$(0.01)	$0.10
Net income:
Basic	$1.22	$1.19	$2.17	$1.96
Diluted	$1.20	$1.16	$2.14	$1.92
Cash dividends declared per common share	$0.175	$0.14	$0.35	$0.28
Average common shares — basic	181.0	180.3	180.9	180.9
Average common shares — diluted	184.3	183.7	184.0	184.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$877.7	$1,840.0
Receivables, net	2,038.7	1,935.0
Inventories, net	923.4	887.6
Deferred income taxes	104.5	105.9
Other current assets	180.2	161.3

Total current assets	4,124.5	4,929.8

Plant, property and equipment, net	988.8	980.3
Deferred income taxes	42.0	29.7
Goodwill	3,910.4	3,829.7
Other intangible assets, net	668.7	733.0
Other assets	1,068.8	1,050.2

Total non-current assets	6,678.7	6,622.9

Total assets	$10,803.2	$11,552.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,336.0	$1,296.8
Accrued expenses	981.8	958.9
Accrued taxes	62.0	40.9
Notes payable and current maturities of long-term debt	1,799.0	3,083.0
Pension and postretirement benefits	68.5	68.5
Deferred income taxes	6.2	8.2

Total current liabilities	4,253.5	5,456.3

Pension benefits	398.3	381.4
Postretirement benefits other than pensions	367.6	383.2
Long-term debt	480.7	483.0
Other liabilities	931.3	904.0

Total non-current liabilities	2,177.9	2,151.6

Total liabilities	6,431.4	7,607.9

Shareholders’ Equity:
Common stock:
Authorized — 500,000,000 shares, $1 par value per share, outstanding — 181,688,269 shares and 181,490,121 shares, respectively(1)	180.5	180.7
Retained earnings	3,854.5	3,528.8
Accumulated other comprehensive income:
Pension and other benefits	(188.1)	(196.4)
Cumulative translation adjustments	524.2	431.0
Other	0.7	0.7

Total accumulated other comprehensive income	336.8	235.3

Total shareholders’ equity	4,371.8	3,944.8

Total liabilities and shareholders’ equity	$10,803.2	$11,552.7

(1)	Shares outstanding include unvested restricted common stock of 1.2 million and 0.8 million at June 30, 2008 and December 31, 2007, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30
	2008	2007

Operating Activities
Net income	$392.9	$353.7
Less: (Loss) Income from discontinued operations	(2.3)	17.7

Income from continuing operations	395.2	336.0
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	148.6	88.8
Stock-based compensation	15.0	18.7
Restructuring and asset impairment charges, net	10.9	23.9
Payments for restructuring	(28.7)	(25.6)
Change in receivables	(68.4)	(130.6)
Change in inventories	(15.0)	(29.4)
Change in accounts payable and accrued expenses	34.8	4.4
Change in accrued and deferred taxes	16.5	(58.5)
Change in other current and non-current assets	(29.1)	(82.0)
Change in other current and non-current liabilities	5.4	(11.8)
Other, net	5.0	5.5

Net cash — operating activities	490.2	139.4

Investing Activities
Additions to plant, property, and equipment	(79.4)	(66.3)
Acquisitions, net of cash acquired	(229.0)	(4.4)
Proceeds from sale of assets and businesses	2.3	2.6
Other, net	(0.9)	0.2

Net cash — investing activities	(307.0)	(67.9)

Financing Activities
Short-term debt, net	(1,143.5)	353.1
Long-term debt repaid	(14.5)	(2.0)
Long-term debt issued	0.5	0.3
Repurchase of common stock	—	(287.6)
Proceeds from issuance of common stock	22.0	49.0
Dividends paid	(57.2)	(45.8)
Tax benefit from stock option exercises and restricted stock award lapses	3.5	11.0
Other, net	(2.7)	—

Net cash — financing activities	(1,191.9)	78.0

Exchange rate effects on cash and cash equivalents	54.8	25.3

Net Cash — Discontinued Operations:
Operating activities	(8.1)	4.4
Investing activities	(0.3)	(2.3)
Financing activities	—	(0.7)

Net change in cash and cash equivalents	(962.3)	176.2
Cash and cash equivalents — beginning of period	1,840.0	937.1

Cash and cash equivalents — end of period	$877.7	$1,113.3

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$64.3	$44.6
Income taxes	$161.3	$160.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

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

2)	Stock-Based and Long-Term Incentive Employee Compensation

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

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Impact on income before income taxes	$(24.0)	$(23.9)	$(26.8)	$(34.9)
Impact on net income available to shareholders	$(15.9)	$(15.5)	$(18.0)	$(22.7)
Impact on net income per common share:
Basic	$(0.09)	$(0.09)	$(0.10)	$(0.13)
Diluted	$(0.09)	$(0.08)	$(0.10)	$(0.12)

At June 30, 2008, there was $55.8 and $30.8 of total unrecognized compensation cost under the ITT 2003 Equity Incentive Plan and the ITT 1997 Long-Term Incentive Plan (the “LTIP”), respectively, which is expected to be recognized ratably over a weighted-average period of 2.0 years and 1.4 years, respectively.

The total cash paid to settle the LTIP liability for the 2005 and 2004 annual grants during the first six months of 2008 and 2007 was $19.3 and $17.6, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

3)	Restructuring and Asset Impairment Charges

2008 Restructuring Activities

Components of Second Quarter 2008 Charge

During the second quarter of 2008, ITT recorded a net restructuring charge of $7.3, reflecting costs of $4.1 related to new actions and $4.2 related to prior actions, as well as the reversal of $1.0 of restructuring accruals that management determined would not be required.

	2008 Actions — Three Months Ended June 30
		Lease		Planned	Prior Actions’
		Cancellation &		Position	Additional	Reversal of
	Severance	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$2.2	$—	$2.2	27	$1.8	$(0.6)
Defense Electronics & Services	1.3	0.3	1.6	13	0.1	(0.2)
Motion & Flow Control	0.3	—	0.3	9	2.2	(0.2)
Corporate and Other	—	—	—	—	0.1	—

	$3.8	$0.3	$4.1	49	$4.2	$(1.0)

The charges associated with actions announced during the second quarter of 2008 represent a reduction of structural costs and a site closure within the Motion & Flow Control business segment. Planned position eliminations total 49, including 13 factory workers, 32 office workers and four management employees. The costs associated with prior actions primarily reflect severance costs, move related and lease cancellation costs and asset write-offs.

Components of First Six Months 2008 Charge

During the first six months of 2008, ITT recorded a net restructuring charge of $10.9, reflecting costs of $6.3 related to new actions and $5.8 related to prior year plans, as well as the reversal of $1.2 of restructuring accruals that management determined would not be required.

	2008 Actions — Six Months Ended June 30
		Other				Prior
		Employee	Lease		Planned	Years’ Plans
		Related	Cancellation &		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$3.2	$0.2	$0.3	$3.7	50	$2.7	$(0.6)
Defense Electronics & Services	1.3	—	0.3	1.6	13	0.1	(0.2)
Motion & Flow Control	0.4	—	—	0.4	10	3.0	(0.4)
Corporate and Other	0.5	—	0.1	0.6	1	—	—

	$5.4	$0.2	$0.7	$6.3	74	$5.8	$(1.2)

The charges associated with actions announced during the first six months of 2008 represent a reduction of structural costs and a site closure within the Motion & Flow Control business segment. Planned position eliminations total 74, including 13 factory workers, 51 office workers and 10 management employees. The costs associated with prior years’ plans primarily reflect severance costs, as well as move related and lease cancellation costs.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

2007 Restructuring Activities

Components of Second Quarter 2007 Charge

During the second quarter of 2007, ITT recorded a net restructuring charge of $17.5 reflecting costs of $14.4 related to actions during the quarter and $4.0 related to prior actions, as well as the reversal of $0.9 of restructuring accruals that management determined would not be required.

	2007 Actions — Three Months Ended June 30					Prior
		Lease			Planned	Actions’
		Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$9.3	$0.7	$0.1	$10.1	193	$0.9	$(0.9)
Defense Electronics & Services	1.4	—	—	1.4	25	2.9	—
Motion & Flow Control	1.1	—	—	1.1	8	0.2	—
Corporate and Other	1.8	—	—	1.8	2	—	—

	$13.6	$0.7	$0.1	$14.4	228	$4.0	$(0.9)

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

Components of First Six Months 2007 Charge

During the first six months of 2007, ITT recorded a net restructuring charge of $23.9 reflecting costs of $18.9 related to actions during the six months and $6.2 related to prior years’ plans, as well as the reversal of $1.2 of restructuring accruals that management determined would not be required.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

The following table displays a rollforward of the restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2007	$21.0	$7.9	$9.1	$2.0	$40.0
Additional charges for prior years’ plans	2.7	0.1	3.0	—	5.8
Cash payments and other related to prior charges	(15.8)	(3.2)	(7.8)	(1.2)	(28.0)
Reversals of prior charges	(0.6)	(0.2)	(0.4)	—	(1.2)
Charges for 2008 actions	3.7	1.6	0.4	0.6	6.3
Cash payments and other related to 2008 charges	(0.7)	(0.3)	(0.2)	—	(1.2)

Balance June 30, 2008	$10.3	$5.9	$4.1	$1.4	$21.7

The accrual balance at June 30, 2008 of $21.7 includes $15.3 for severance and $6.4 for facility carrying costs and other.

The following is a rollforward of employee positions eliminated associated with restructuring activities through June 30, 2008:

Planned reductions as of December 31, 2007	313
Planned reductions from 2008 actions	74
Actual reductions, January 1 — June 30, 2008	(341)

Planned reductions as of June 30, 2008	46

As of June 30, 2008, of the planned facility closures, one facility in the Motion & Flow Control business segment and one facility in the Defense Electronics & Services business segment remain to be closed. These closures are expected within the next three months.

4)	Discontinued Operations

2007 Dispositions

Switches

On July 26, 2007, ITT completed the sale of substantially all of its Switches businesses to a private equity firm for net proceeds of $223.2, and an after-tax gain of $84.4. The Switches businesses have been reported as discontinued operations since the third quarter of 2006. During the second quarter and first six months of 2008, we recognized an after-tax loss from discontinued operations of $3.3 and $2.3, respectively. This loss is primarily attributable to the remaining component of the Switches businesses.

Revenues and operating income for Switches reported in discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Revenues (third party)	$3.3	$72.6	$6.6	$151.0
Operating income	$0.5	$3.2	$2.0	$10.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

5)	Pension and Postretirement Benefit Expenses

Components of net periodic pension (benefit) cost were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Service cost	$24.2	$25.0	$48.4	$50.0
Interest cost	81.6	74.2	163.3	148.3
Expected return on plan assets	(110.4)	(99.3)	(220.7)	(198.7)
Amortization of prior service cost	0.8	0.7	1.6	1.3
Amortization of actuarial loss	3.7	16.3	7.5	32.7

Net periodic pension (benefit) cost	$(0.1)	$16.9	$0.1	$33.6

Net periodic pension cost decreased in the first six months of 2008, as a result of the higher discount rate adopted at year-end 2007 leading to a lower amortization of actuarial losses, higher expected returns on plan assets due to increased asset levels, and lower amortization of deferred losses, partially offset by an increase in interest costs and higher average foreign exchange rates. Based on the facts and circumstances described below the decrease in net periodic pension cost will be partially offset by reduced recoveries of costs under our U.S. Government contracts.

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

ITT contributed approximately $14.6 to its various plans during the first six months of 2008. Additional contributions totaling between $10.4 and $15.4 are expected over the balance of 2008.

Components of net periodic postretirement cost were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Service cost	$2.1	$2.0	$4.2	$4.0
Interest cost	10.7	10.5	21.4	20.9
Expected return on plan assets	(6.9)	(6.3)	(13.8)	(12.6)
Amortization of prior service benefit	0.9	0.6	1.8	1.2
Amortization of actuarial loss	1.2	1.3	2.3	2.5

Net periodic postretirement cost	$8.0	$8.1	$15.9	$16.0

Net periodic postretirement cost decreased in the first six months of 2008 primarily as a result of the higher expected returns on plan assets due to increased asset levels, partially offset by higher amortization of prior service benefits.

See Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2007 Annual Report on Form 10-K for additional details of pension and postretirement benefits.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

6)	Comprehensive Income

	Pretax
	(Expense)	Tax	Net-of-Tax
	Income	Expense	Amount

Three Months Ended June 30, 2008
Net income			$221.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(6.5)	$—	(6.5)
Pension and postretirement adjustments included in net periodic benefit cost:
Amortization of actuarial loss	4.9	(1.8)	3.1
Amortization of prior service cost	1.7	(0.7)	1.0

Other comprehensive loss	$0.1	$(2.5)	(2.4)

Comprehensive income			$218.6

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Three Months Ended June 30, 2007
Net income			$213.7
Other comprehensive income:
Foreign currency translation adjustments	$12.0	$—	12.0
Other	0.3	(0.1)	0.2
Pension and postretirement adjustments included in net periodic benefit cost:
Amortization of actuarial loss	17.6	(6.1)	11.5
Amortization of prior service cost	1.3	(0.5)	0.8

Other comprehensive income	$31.2	$(6.7)	24.5

Comprehensive income			$238.2

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Six Months Ended June 30, 2008
Net income			$392.9
Other comprehensive income:
Foreign currency translation adjustments	$93.2	$—	93.2
Pension and postretirement adjustments included in net periodic benefit cost:
Amortization of actuarial loss	9.8	(3.6)	6.2
Amortization of prior service cost	3.4	(1.3)	2.1

Other comprehensive income	$106.4	$(4.9)	101.5

Comprehensive income			$494.4

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Six Months Ended June 30, 2007
Net income			$353.7
Other comprehensive income:
Foreign currency translation adjustments	$27.6	$—	27.6
Pension and postretirement adjustments included in net periodic benefit cost:
Amortization of actuarial loss	35.2	(12.2)	23.0
Amortization of prior service cost	2.5	(0.9)	1.6

Other comprehensive income	$65.3	$(13.1)	52.2

Comprehensive income			$405.9

7)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Basic earnings per share:
Income from continuing operations available to common shareholders	$224.3	$199.2	$395.2	$336.0
Average common shares outstanding	181.0	180.3	180.9	180.9
Basic earnings per share	$1.24	$1.11	$2.18	$1.86
Diluted earnings per share:
Income from continuing operations available to common shareholders	$224.3	$199.2	$395.2	$336.0
Average common shares outstanding	181.0	180.3	180.9	180.9
Add: Impact of stock options and restricted stock	3.3	3.4	3.1	3.3

Average common shares outstanding on a diluted basis	184.3	183.7	184.0	184.2

Diluted earnings per share	$1.22	$1.08	$2.15	$1.82

Shares underlying stock options excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Stock options	1.1	0.5	0.9	0.5
Average Exercise Price	$55.22	$58.15	$55.69	$58.13

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

8)	Receivables, Net

	June 30,	December 31,
	2008	2007

Trade	$1,970.5	$1,843.3
Other	103.9	127.9
Less: allowance for doubtful accounts and cash discounts	(35.7)	(36.2)

	$2,038.7	$1,935.0

9)	Inventories, Net

	June 30,	December 31,
	2008	2007

Finished goods	$235.2	$209.4
Work in process	342.5	304.0
Raw materials	450.7	470.8
Less: progress payments	(105.0)	(96.6)

	$923.4	$887.6

10)	Plant, Property and Equipment, Net

	June 30,	December 31,
	2008	2007

Land and improvements	$63.2	$58.7
Buildings and improvements	592.4	554.7
Machinery and equipment	1,689.3	1,559.7
Furniture, fixtures and office equipment	242.8	229.7
Construction work in progress	84.4	91.1
Other	91.5	139.3

	2,763.6	2,633.2
Less: accumulated depreciation and amortization	(1,774.8)	(1,652.9)

	$988.8	$980.3

11)	Goodwill and Other Intangible Assets

The application of purchase accounting under SFAS No. 141, “Business Combinations” (“SFAS 141”), requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair value at the acquisition date, with amounts exceeding the net fair value being recorded as goodwill. The allocation process requires an analysis of items such as acquired contracts, customer relationships, fixed assets, contractual commitments, legal contingencies, and brand value to identify and record the fair value of all assets and liabilities assumed. In valuing acquired assets and liabilities, fair values are based on, but not limited to, future expected discounted cash flows, comparable market rates, replacement costs, expected settlement amounts, and discount and growth rates.

On December 20, 2007, ITT acquired all of the outstanding shares of EDO Corporation (“EDO”), a global aerospace and defense company. As a result, we assigned preliminary fair value amounts to the tangible and intangible assets acquired and liabilities assumed. As additional information was obtained, adjustments were made

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

to the purchase price allocation during the first six months of 2008; however, the allocation is subject to further refinement, including the valuation of certain long-term contracts. These adjustments are reflected in the tables below within the Defense Electronics & Services business segment.

Changes in the carrying amount of goodwill for the six months ended June 30, 2008 by business segment are as follows:

		Defense	Motion
	Fluid	Electronics &	& Flow	Corporate
	Technology	Services	Control	and Other	Total

Balance as of January 1, 2008	$1,167.4	$2,176.8	$480.5	$5.0	$3,829.7
Goodwill acquired during the period	7.1	—	12.5	—	19.6
Adjustments to purchase price allocations	0.2	33.6	0.5	—	34.3
Foreign currency translation	25.0	—	1.8	—	26.8

Balance as of June 30, 2008	$1,199.7	$2,210.4	$495.3	$5.0	$3,910.4

Information regarding other intangible assets is as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

2008
Finite-lived intangibles:
Customer relationships	$648.8	$(111.2)	$537.6
Proprietary technology	69.6	(17.9)	51.7
Trademarks	30.4	(4.3)	26.1
Patents and other	57.0	(25.3)	31.7
Indefinite-lived intangibles:
Brands and trademarks	21.6	—	21.6

Balance as of June 30, 2008	$827.4	$(158.7)	$668.7

2007
Finite-lived intangibles:
Customer relationships	$672.9	$(62.1)	$610.8
Proprietary technology	63.2	(15.5)	47.7
Trademarks	28.3	(2.3)	26.0
Patents and other	53.2	(22.2)	31.0
Indefinite-lived intangibles:
Brands and trademarks	17.5	—	17.5

Balance as of December 31, 2007	$835.1	$(102.1)	$733.0

Amortization expense related to intangible assets for the six month periods ending June 30, 2008 and 2007 was $56.0 and $15.0, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Estimated amortization expense for intangible assets for each of the five succeeding years is as follows:

2009	2010	2011	2012	2013

$93.2	$94.6	$67.4	$55.7	$49.4

Customer relationships, proprietary technology, trademarks, and patents and other are amortized over weighted average lives of approximately 14 years, 13 years, 18 years, and 18 years, respectively.

12)	Other Assets

	June 30,	December 31,
	2008	2007

Pension assets and prepaid benefit plan costs	$696.6	$675.6
Insurance receivables	190.3	182.0
Other long-term third party receivables, net	48.7	54.3
Other employee benefit-related assets	52.6	51.3
Capitalized software costs	29.4	27.0
Investments in unconsolidated companies	9.0	9.3
Environmental and employee benefit trusts	3.1	8.7
Other	39.1	42.0

	$1,068.8	$1,050.2

13)	Other Liabilities

	June 30,	December 31,
	2008	2007

Deferred income taxes and other tax-related accruals	$314.5	$310.1
Product liability, guarantees and other legal matters	251.9	237.6
Compensation and other employee-related benefits	149.3	139.5
Environmental	121.3	110.2
Other	94.3	106.6

	$931.3	$904.0

14)	Uncertain Tax Positions

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

As of June 30, 2008 and December 31, 2007, we have $106.0 and $103.3, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $47.3 and $42.8, as of June 30, 2008 and December 31, 2007, respectively.

We do not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our income statement. We have accrued $38.3 and $36.2 for payment of interest and penalties as of June 30, 2008 and December 31, 2007, respectively.

15)	Commitments and Contingencies

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

See “Critical Accounting Estimates” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2007 Annual Report on Form 10-K for a discussion of contingent liabilities, including the related estimates, assumptions, uncertainties, and potential financial statement impact from revisions to our estimates.

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

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act or its state equivalent. As of June 30, 2008, the Company is responsible, or is alleged to be responsible, for approximately 99 ongoing environmental investigation and remediation sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings the Company’s liability is considered de minimis. At June 30, 2008, the Company’s best estimate for environmental liabilities is $134.9, which approximates the accrual related to the investigation and remediation of ground water, soil, and soil vapor, as well as related legal fees. This also includes the Company’s estimated accrual for environmental liabilities associated with its former automotive business. The low range estimate for its environmental liabilities is $108.4 and the high range estimate for those liabilities is $233.1. On an annual basis, the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to the contamination of the aquifers. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment plant. The operation of the water treatment plant is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment plant. In 2007, one PRP defaulted on its percentage share of costs, and the PRP Group is pursuing a remedy of the default; however, this default has increased ITT’s allocated share of the liability. Additionally, modification to the allowable hexavalent chromium National Pollution Discharge Elimination System discharge standard occurred in 2007, and the impact of this change has resulted in additional costs for potential modifications to the water treatment plant. As of June 30, 2008, the Company’s accrual for operation of the water treatment plant through 2013 was $7.8 representing its best estimate; its low estimate for the liability is $3.8 and its high estimate is $12.9.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of the 2007 Annual Report on Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the former manufacturing site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and is in the process of evaluating various remedies. A final remedy for the site has not yet been selected. Currently, the estimated range for the remediation is between $3.8 and $16.7. The Company has accrued $6.4 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan, operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating discharges of industrial waste, which occurred as early as the 1930s. The Company’s current estimates for its exposure are between $6.8 and $15.5, and it has an accrual for this matter of $10.9, which represents its best estimate. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs while ITT has received notice of potential claims from third parties.

The Company operated a facility in Rochester, New York, called Rochester Form Machine from 1979 until 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with the New York State Department of Environmental Conservation to investigate and remediate facility-related impacts to soil, soil vapor, indoor air and ground water. As of June 30, 2008, the Company’s current estimate for this exposure is between $4.3 and $17.0 and it has an accrual for this matter of $6.8, which represents the best estimate. The Company is pursuing a legal claim against certain other PRPs who may share responsibility.

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

Product Liability and Other Matters

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

As of June 30, 2008, there were approximately 104,000 open claims against the Company, essentially unchanged from December 31, 2007. Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During the first six months of 2008, the Company resolved approximately 2,600 claims. Most of these claims were dismissed, with settlement on a modest percentage of claims. The average amount of settlement per claim has been nominal and substantially all defense and settlement costs have been covered by insurance.

The Company’s estimated accrued costs, net of expected insurance recoveries, for the resolution of all of these pending claims were $27.1 and $24.8 as of June 30, 2008 and December 31, 2007, respectively. While it is probable that the Company will incur additional costs for claims to be filed in the future, these additional costs are not reasonably estimable at this time.

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

In addition, Goulds has negotiated coverage-in-place agreements with Utica National (“Utica”) and ACE allocating the Goulds’ asbestos liabilities between insurance policies issued by Utica, ACE and those issued by others. The terms of the settlements provide Goulds with substantial coverage from those two insurers for asbestos liabilities. Goulds will continue to seek coverage from its other insurers for these liabilities.

The Company provides an indemnity to U.S. Silica Company for silica personal injury suits filed prior to September 12, 2005 against its former subsidiary Pennsylvania Glass Sand. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in 1985. The Company’s indemnity had been paid in part by its historic product liability carrier, however, in September 2005, the carrier communicated to ITT that it would no longer provide insurance for these claims. On October 4, 2005, ITT filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking its defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted the Company’s motion for summary

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

judgment on the carrier’s duty to defend the silica cases; however, that decision was overturned on appeal. The matter was returned to the Superior Court in part for determination of several factual issues. The Company will continue to seek its past and future defense costs for these cases from this carrier. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. All silica related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “BUSINESS — Company History and Certain Relationships” of the Company’s 2007 Annual Report on Form 10-K for a description of the Distribution Agreement.

On October 25, 2006, The Hartford and Fencourt Reinsurance Company (“Fencourt”), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company (a subsidiary of Ace Insurance). Century Indemnity Company was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of ITT and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement (See “BUSINESS — Company History and Certain Relationships” of the Company’s 2007 Annual Report on Form 10-K for a description of the Distribution Agreement) and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding currently pending in New Jersey. The Company believes that this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2005, the Company received an anonymous complaint regarding the possible payment of commissions to foreign government officials by employees of its Nanjing Goulds Pumps company, in Nanjing, China. Such commission payments may violate the Foreign Corrupt Practices Act. The Company is conducting an investigation utilizing internal and external resources and voluntarily disclosed the preliminary results of the investigation to the United States Department of Justice and the Securities and Exchange Commission. At the conclusion of the investigation, the U.S. government could impose a civil penalty or a criminal fine and/or order that the Company disgorge any profits derived from contracts where inappropriate commissions were paid. The Company does not expect that this matter will have a material adverse impact on the financial position, results of operations or cash flows of the Company on a consolidated basis.

On March 27, 2007, the Company reached a settlement relating to an investigation of its ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (“ITAR”) pursuant to which the Company pled guilty to two violations based on the export of defense articles without a license and the omission of material facts in required export reports. The Company was assessed a total of $50 in fines, forfeitures and penalties, which was accrued for fully as of December 31, 2006. Of the total, $30 was paid in 2007 and the remaining balance is to be paid over five years, including $4 which was paid in the first quarter of 2008. ITT also entered into a Deferred Prosecution Agreement with the U.S. government which deferred action regarding a third count of violations related to ITAR pending the Company’s implementation of a remedial action plan, including the appointment of an independent monitor. The Company was assessed a deferred prosecution monetary penalty of $50 which the Company will reduce for monies spent by the Company, over the five years following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On October 11, 2007, the Company and the Department of Defense finalized an Administrative Compliance Agreement wherein the Company agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of the Company’s compliance programs. On December 28, 2007, the Company finalized a Consent Agreement with the Department of State wherein the Company agreed to undertake certain remedial actions, including appointment of a Special Compliance Official. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On April 20, 2007, the Company received notice of a shareholder derivative action, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, CA No. 07-CV-2878 (the “Piven” action), alleging that the Company’s Board of Directors breached their fiduciary duties in connection with the Company’s compliance programs at its Night Vision business. The Piven Complaint seeks compensatory and punitive damages for the Company from its Directors, the removal of the Directors, and the election of new directors. On July 12, 2007, the Company received notice of a second shareholder derivative action, Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Levy” action). The Levy Complaint asserts similar claims as the Piven Complaint and seeks compensatory damages for the Company from its Directors. On August 20, 2007, the Company received notice of the third derivative action, Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic], U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Reale” action). The Reale action also names as John Doe defendants the individual managers allegedly responsible for the actions that gave rise to the Night Vision guilty plea, as well as the law firm that advised the Company in connection with a voluntary disclosure of violations. All three actions are consolidated before the U.S. District Court for the Southern District of New York, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB). On April 10, 2008, the Court denied the Company’s motion to dismiss the consolidated Complaint and the Company has filed a Motion for Reconsideration. On July 14, 2008, the Company received notice that a fourth derivative action was filed in the same court where the above matters are currently pending, Robert Wilkinson v. Steven R. Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, CA No. 08-CV-6318 (the “Wilkinson” action). The Wilkinson action names the same defendants as the above complaints and asserts similar claims. Management believes that these suits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December of 2007, we entered into a sales-type lease agreement for our corporate aircraft and then leased the aircraft back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At June 30, 2008, we do not believe that a loss contingency is probable and therefore do not have an accrual recorded in our financial statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

ITT has a number of individually immaterial guarantees outstanding at June 30, 2008, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Product Warranties:

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. Changes in product warranty accruals for June 30, 2008 and 2007 were as follows:

	2008	2007

Beginning balance January 1	$52.1	$46.8
Accruals for product warranties issued in the period	15.9	10.2
Changes in pre-existing warranties, including changes in estimates	2.4	(3.0)
Payments	(13.3)	(10.6)

Ending balance June 30	$57.1	$43.4

17)	Business Segment Information

	Three Months Ended June 30, 2008
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Product sales	$989.4	$991.8	$442.1	$—	$(3.2)	$2,420.1
Service revenues	36.2	607.4	0.4	—	—	644.0

Total sales and revenues	$1,025.6	$1,599.2	$442.5	$—	$(3.2)	$3,064.1
Operating income (expense)	$138.8	$198.9	$71.4	$(54.3)	$—	$354.8
Operating margin	13.5%	12.4%	16.1%	—	—	11.6%
Total assets	$3,213.4	$4,374.4	$1,476.1	$1,739.3	$—	$10,803.2

	Three Months Ended June 30, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Product sales	$842.2	$564.2	$329.5	$—	$(3.3)	$1,732.6
Service revenues	37.3	453.2	—	—	—	490.5

Total sales and revenues	$879.5	$1,017.4	$329.5	—	$(3.3)	$2,223.1
Operating income (expense)	$109.5	$129.8	$54.0	$(42.1)	$—	$251.2
Operating margin	12.5%	12.8%	16.4%	—	—	11.3%
Total assets(1)	$3,106.4	$4,466.2	$1,364.5	$2,615.6	$—	$11,552.7

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

	Six Months Ended June 30, 2008
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Product sales	$1,833.0	$1,953.9	$862.3	$—	$(6.3)	$4,642.9
Service revenues	74.0	1,152.9	0.7	—	—	1,227.6

Total sales and revenues	$1,907.0	$3,106.8	$863.0	$—	$(6.3)	$5,870.5
Operating income (expense)	$240.8	$351.7	$139.4	$(93.0)	$—	$638.9
Operating margin	12.6%	11.3%	16.2%	—	—	10.9%
Total assets	$3,213.4	$4,374.4	$1,476.1	$1,739.3	$—	$10,803.2

	Six Months Ended June 30, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Product sales	$1,597.0	$1,117.4	$647.7	$—	$(6.6)	$3,355.5
Service revenues	68.5	869.4	—	—	—	937.9

Total sales and revenues	$1,665.5	$1,986.8	$647.7	$—	$(6.6)	$4,293.4
Operating income (expense)	$196.6	$240.2	$105.0	$(73.1)	$—	$468.7
Operating margin	11.8%	12.1%	16.2%	—	—	10.9%
Total assets(1)	$3,106.4	$4,466.2	$1,364.5	$2,615.6	$—	$11,552.7

(1)	As of December 31, 2007.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In millions, except share and per share amounts, unless otherwise stated)

Business Overview

ITT Corporation and its subsidiaries (“ITT”, “we”, “us”, “our” and “the Company”) is a global multi-industry company with worldwide operations engaged directly and through its subsidiaries in the design and manufacture of a wide range of engineered products and the provision of related services.

We have a diverse business portfolio, which we believe is designed to respond to the following macro-economic growth drivers: global security and infrastructure demands, population growth, environment trends and emerging markets. Although our business is affected by global, regional and industry-specific economic factors, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. While we do have some businesses that are linked to long- and short-cycle economies such as construction, defense, mining and minerals, transportation, automotive, and aerospace as industries, a disproportionate amount of our portfolio is responsive to large-scale drivers that are less sensitive to economic cycles. Furthermore, we drive our business to have the right mix of products and services by seeking a good combination of original equipment manufacturer (“OEM”) and after-market participation, a balance between products and services, and a proper global distribution.

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

Our three principal business segments are Fluid Technology, Defense Electronics & Services, and Motion & Flow Control.

2008 Outlook

Overall, we expect revenues to increase to between $11.6 billion and $11.7 billion. Revenues in the Defense Electronics & Services business segment are expected to grow to $6.1 billion led by continued growth in the Advanced Engineering & Sciences and Systems divisions and the integration of the newly acquired EDO Corporation (“EDO”). The Fluid Technology business segment expects to grow revenues between $3.9 billion and $4.0 billion due to continued growth in the Water & Wastewater and Industrial Process businesses. In the Motion & Flow Control business segment, revenues of $1.6 billion to $1.7 billion are expected, with growth largely attributable to the integration of International Motion Control, Inc. (“IMC”) into the segment.

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

Competitive advantages of the Fluid Technology business segment include selling premier brands, enjoying strong distribution capabilities, and benefiting from an installed base of more than 14 million pumps worldwide, which provides a strong foundation for repair, replacement and retrofit aftermarket sales. The demand drivers of the business include population growth, urbanization, migration to coastal areas, social awareness, increased regulation, aging infrastructure, and demand from developing markets.

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

Results of Operations

For the quarter ended June 30, 2008, ITT reported sales and revenues of $3,064.1 and net income of $221.0, or $1.20 per diluted share, compared with sales and revenues of $2,223.1 and net income of $213.7 or $1.16 per diluted share for the quarter ended June 30, 2007. Net income for the quarter ended June 30, 2008 includes a loss from discontinued operations of $3.3 or $0.02 per diluted share compared to income from discontinued operations of $14.5 or $0.08 per diluted share for the same comparable prior year period.

For the six months ended June 30, 2008, ITT reported sales and revenues of $5,870.5 and net income of $392.9, or $2.14 per diluted share, compared with sales and revenues of $4,293.4 and net income of $353.7 or $1.92 per diluted share for the six months ended June 30, 2007. These results include a loss of $2.3 or $0.01 per diluted share from discontinued operations compared to income from discontinued operations of $17.7 or $0.10 per diluted share, during 2008 and 2007, respectively.

Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

Consolidated Financial Results

	Three Months Ended June 30			Six Months Ended June 30
			Increase (Decrease)			Increase (Decrease)
	2008	2007	%/Point Change	2008	2007	%/Point Change

Sales and revenues	$3,064.1	$2,223.1	37.8%	$5,870.5	$4,293.4	36.7%
Costs of sales and revenues	2,197.0	1,580.7	39.0%	4,242.5	3,066.8	38.3%
Selling, general and administrative expenses	445.8	330.9	34.7%	866.4	650.9	33.1%
Research & development expenses	59.2	42.8	38.3%	111.8	83.1	34.5%
Operating income	354.8	251.2	41.2%	638.9	468.7	36.3%
Interest expense	31.4	19.1	64.4%	72.0	42.9	67.8%
Interest income	7.9	10.2	(22.5)%	16.3	18.4	(11.4)%
Income from continuing operations	224.3	199.2	12.6%	395.2	336.0	17.6%
Gross margin as a % of sales	28.3%	28.9%	(0.6)%	27.7%	28.6%	(0.9)%
Selling, general and administrative expenses as a % of sales	14.5%	14.9%	(0.4)%	14.8%	15.2%	(0.4)%
Research & development expenses as a % of sales	1.9%	1.9%	—	1.9%	1.9%	—
Operating margin	11.6%	11.3%	0.3%	10.9%	10.9%	—
Effective tax rate	31.5%	17.1%	14.4%	31.4%	23.3%	8.1%

Sales and Revenues

Sales and revenues increased $841.0 or 37.8% to $3,064.1 for the second quarter of 2008 over the same prior year period. Excluding the impact of foreign currency translation (“constant currency basis”), sales and revenues for the second quarter increased $757.4. Sales and revenues from acquired companies, including EDO (acquired during the fourth quarter of 2007) and IMC (acquired during the third quarter of 2007), contributed $598.5 during the second quarter of 2008. Organic sales and revenues (defined as sales and revenues from existing businesses on a constant currency basis) contributed $158.9 to our overall revenue growth, primarily due to higher volume and price, including the impact of new products and programs.

Sales and revenues for the six months ended June 30, 2008 increased $1,577.1 to $5,870.5, representing a 36.7% increase over the same prior year period. On a constant currency basis, sales and revenues increased $1,423.2, including contributions from acquisitions of $1,072.6. Organic sales and revenues grew $350.6 over 2007, primarily attributable to higher volume and price, and the impact of new products and programs.

The following table further illustrates the impact of organic growth, acquisitions, and foreign currency translation fluctuations on sales and revenues during these periods.

	Three	Six
	Months	Months
	2008/2007	2008/2007
	% Change	% Change

Organic growth	7.1%	8.2%
Acquisitions	26.9%	25.0%
Foreign currency translation	3.8%	3.5%

Sales and revenues	37.8%	36.7%

During the second quarter of 2008, we received orders of $2,822.0, an increase of $814.2 or 40.6% over the same prior year period. On a constant currency basis, orders grew $729.2 or 36.3%. This increase was attributable to organic growth of $379.7 or 18.9%, including contributions from each of our business segments, and orders from acquisitions of $349.5 or 17.4%, including the addition of EDO and IMC. Orders received during the first six months of 2008 increased $1,482.0 or 36.9% over the prior year, including $707.1 or 17.6% from acquisitions, and organic growth of $613.9 or 15.3%. Foreign currency translation had a positive impact of 4.3% and 4.0% for the second quarter and six month period ended June 30, 2008, respectively.

Costs of Sales and Revenues and Gross Margin

Costs of sales and revenues were $2,197.0 and $4,242.5 for the second quarter and six month period ended June 30, 2008, respectively. This represents increases of $616.3 or 39.0% and $1,175.7 or 38.3% over the same prior year periods. These increases were primarily attributable to the acquisitions of EDO and IMC, higher sales volume and an unfavorable impact from foreign exchange translation.

Gross margin for the second quarter of 2008 was $867.1, a 35.0% increase compared to $642.4 during the same prior year period. Gross margin for the first six months of 2008 was $1,628.0, a 32.7% increase compared to $1,226.6 during the same prior year period. Gross margin as a percent of sales was 28.3% and 27.7% for the second quarter and six month period ended June 30, 2008, respectively, compared to 28.9% and 28.6% over the same prior year periods. The year-over-year decreases were driven by higher production costs and unfavorable sales mix, but were partially offset by our productivity and strategic initiatives, including our efforts to improve supply chain productivity and control material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $445.8 and $866.4 for the second quarter and six month period ended June 20, 2008, respectively, an increase of $114.9 and $215.5 over the same prior year period. The year-over-year increases were primarily attributable to the acquisitions of EDO and IMC. SG&A as a percent of sales was 14.5% and 14.8% for the second quarter and first six months of 2008, compared to 14.9% and 15.2% during the same prior year periods.

Research & Development Expenses

Research and development expenses (“R&D”) were $59.2 and $111.8 for the second quarter and six month period ended June 30, 2008, respectively, compared to $42.8 and $83.1 during the same prior year periods. The year-over-year increases were primarily attributable to the acquisitions of EDO and IMC. R&D expense as a percentage of sales was consistent over the same periods as we continued our efforts to support product development.

Operating Income

Operating income increased $103.6 or 41.2% and $170.2 or 36.3% during the second quarter and first six months of 2008 over the same prior year periods. These increases were largely due to the impact from the EDO and IMC acquisitions. In addition, organic contributions were realized at each business segment. These contributions were primarily attributable to higher sales volumes and price, benefits from operating efficiencies, and cost savings initiatives, partially offset by unfavorable sales mix, and the impact of foreign currency exchange transactions and increased SG&A expenses.

Operating margin increased 30 basis points to 11.6% and remained flat at 10.9% for the second quarter and six month period ended June 30, 2008, respectively, over the same prior year periods. These results primarily reflect the benefits from operating efficiencies and cost savings initiatives, partially offset by unfavorable sales mix, and the impact of acquisitions (higher amortization of intangible assets).

Interest Expense and Interest Income

Interest expense during the second quarter and first six months of 2008 increased $12.3 and $29.1, respectively, compared to the same prior year periods. These increases were primarily attributable to higher levels of debt, reflecting our funding for acquisitions and capital expenditures during the periods, partially offset by lower interest rates during the current year. In addition, during the second quarter of 2007 we recognized a $7.0 decrease in accrued interest as a result of the settlement of a tax examination.

We recorded interest income of $7.9 and $16.3 for the second quarter and six month period ended June 30, 2008, respectively. This represents year-over-year decreases of $2.3 and $2.1, respectively, which were primarily attributable to a lower average balance of cash and cash equivalents during the second quarter of 2008.

Income Tax Expense

Income tax expense for the quarter and six month period ended June 30, 2008 was $103.3 and $181.3, respectively, an increase of $62.3 and $79.1 over the same prior year periods. The effective tax rate for the quarter and six month period ended June 30, 2008 was 31.5% and 31.4%, respectively, compared to 17.1% and 23.3% during the prior year.

The year-over-year tax expense increases primarily reflect the impact of a tax benefit of $44.3 resulting from the settlement of a tax examination during the second quarter of 2007, and higher earnings during the 2008 periods, partially offset by the impact of other tax-related items.

The year-over-year effective tax rate increases primarily reflect the impact of the previously discussed 2007 tax benefit, partially offset by a change in earnings mix and the impact of other tax-related items.

Segment Review

					Operating
	Sales & Revenues		Operating Income		Margin
Three Months Ended June 30	2008	2007	2008	2007	2008	2007

Fluid Technology	$1,025.6	$879.5	$138.8	$109.5	13.5%	12.5%
Defense Electronics & Services	1,599.2	1,017.4	198.9	129.8	12.4%	12.8%
Motion & Flow Control	442.5	329.5	71.4	54.0	16.1%	16.4%
Eliminations/Corporate and Other	(3.2)	(3.3)	(54.3)	(42.1)	—	—

Total	$3,064.1	$2,223.1	$354.8	$251.2	11.6%	11.3%

					Operating
	Sales & Revenues		Operating Income		Margin
Six Months Ended June 30	2008	2007	2008	2007	2008	2007

Fluid Technology	$1,907.0	$1,665.5	$240.8	$196.6	12.6%	11.8%
Defense Electronics & Services	3,106.8	1,986.8	351.7	240.2	11.3%	12.1%
Motion & Flow Control	863.0	647.7	139.4	105.0	16.2%	16.2%
Eliminations/Corporate and Other	(6.3)	(6.6)	(93.0)	(73.1)	—	—

Total	$5,870.5	$4,293.4	$638.9	$468.7	10.9%	10.9%

Fluid Technology

For the quarter and six months ended June 30, 2008, sales and revenues from the Fluid Technology business segment increased $146.1 or 16.6% and $241.5 or 14.5%, respectively, over the same prior year periods. The following table illustrates the impact of organic growth, acquisitions, and foreign currency translation fluctuations on sales and revenues during these periods.

	Three	Six
	Months	Months
	2008/2007	2008/2007
	% Change	% Change

Organic growth	10.0%	8.2%
Acquisitions	0.4%	0.3%
Foreign currency translation	6.2%	6.0%

Sales and revenues	16.6%	14.5%

During the second quarter and first six months of 2008, the Fluid Technology business segment recognized sales and revenues on a constant currency basis of $970.9 and $1,806.9, respectively, an increase of $91.4 or 10.4% and $141.4 or 8.5% over the same 2007 periods. Organic sales grew by $88.0 or 10.0% and $137.3 or 8.2% over the same periods. Factors driving these contributions were as follows:

Water & Wastewater	Organic sales increased $39.0 or 9.5% and $53.6 or 6.9% for the quarter and six month period ended June 30, 2008, respectively, due to strength in water/wastewater transport, particularly within the municipal and industrial markets, and dewatering, primarily attributable to the industrial (mining) market.

Residential & Commercial Water	Organic sales increased $22.3 or 7.3% and $34.7 or 6.1% for the quarter and six month period ended June 30, 2008, respectively, due to strength in commercial, agriculture/irrigation applications, offset by weakness in the residential market.

Industrial Process	Organic sales increased by $28.6 or 16.4% and $53.9 or 15.9% for the quarter and six month period ended June 30, 2008, respectively, due to strength in large project sales, particularly in the chemical, oil and gas and mining markets.

The Fluid Technology business segment received orders of $1,168.8 for the second quarter of 2008, an increase of $230.9 or 24.6% over 2007, including $57.6 and $3.5 attributable to the impact of foreign currency translation and acquisitions, respectively. Organic orders increased $169.8 or 18.1% over the same prior year period. Orders received during the first six months of 2008 increased $305.8 or 16.8% over the prior year with $192.8 or 10.6% attributable to organic growth, an impact of $108.3 or 6.0% from foreign currency translation, and $4.7 due to acquisitions.

Operating income for the second quarter and first six months of 2008 increased $29.3 or 26.8% and $44.2 or 22.5%, respectively, over 2007. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating income increased $28.9 or 26.4% and $45.5 or 23.1%, respectively, over the same periods. These increases were attributable to higher sales volume, productivity improvements and strategic initiatives, partially offset by material and labor cost increases, and a negative impact from sales mix.

The Fluid Technology business segment reported second quarter 2008 operating margins of 13.5%, an increase of 100 basis points over the same prior year period. Excluding the impact of foreign currency translation/transaction and contributions from acquisitions, operating margins expanded 180 basis points to 14.3% for the second quarter of 2008. For the six month period ended June 30, 2008, the Fluid Technology business segment reported operating margins of 12.6%, an increase of 80 basis points over 2007. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating margins increased 160 basis points to 13.4% over the same period. The improved profitability over both periods was primarily attributable to the benefit from productivity improvements and strategic initiatives, partially offset by sales mix.

Defense Electronics & Services

For the quarter and six months ended June 30, 2008, sales and revenues from the Defense Electronics & Services business segment increased $581.8 or 57.2% and $1,120.0 or 56.4%, respectively, over the same prior year periods. The following table illustrates the impact of organic growth, and acquisitions on sales and revenues during these periods.

	Three	Six
	Months	Months
	2008/2007	2008/2007
	% Change	% Change

Organic growth	4.9%	8.6%
Acquisitions	52.3%	47.8%

Sales and revenues	57.2%	56.4%

Acquisitions contributed $532.5 and $950.0 in sales and revenues for the second quarter and six month period ended June 30, 2008. These contributions were primarily attributable to the EDO acquisition. Organic sales increased $49.4 or 4.9% and $170.2 or 8.6% during the second quarter and six month period ended June 30, 2008, respectively, compared to 2007. These increases were primarily attributable to sales growth in our Advanced Engineering & Sciences business, including increased efforts on existing contracts and benefits from new contracts (such as the Federal Aviation Administration contract to build the next generation air-traffic control system), and contributions from the Systems business. The Communications Systems business declined year-over-year for the quarter ended June 30, 2008, but maintained a positive contribution for the first half of 2008. Partially offsetting both the second quarter and first six month sales growth was a decline in the Space Systems business.

The Defense Electronics & Services business segment received orders of $1,220.8 for the second quarter of 2008, an increase of $478.0 or 64.4% over 2007, including $283.3 attributable to acquisitions. Organic orders increased $194.7 or 26.2% over the same prior year period. Orders received during the first six months of 2008 increased $971.9 or 62.9% over the prior year with $581.9 or 37.6% attributable to acquisitions, and organic growth of $390.0 or 25.2%. Fluctuations in order growth within the Defense Electronics & Services business segment illustrate how the level of activity related to programs can, at times, be affected by timing within government funding authorization and project evaluation cycles.

Operating income for the second quarter of 2008 increased $69.1 or 53.2% over the same prior year period. Excluding contributions from acquisitions, operating income increased $19.3 or 14.9%. For the six month period ended June 30, 2008, operating income increased $111.5 or 46.4% over 2007. Excluding contributions from acquisitions, operating income increased $37.7 or 15.7%. These increases were primarily attributable to the previously mentioned organic sales growth.

The Defense Electronics & Services business segment reported second quarter 2008 operating margins of 12.4%, a decrease of 40 basis points compared to 2007, and reported operating margins of 11.3% for the first half of 2008, a decrease of 80 basis points from the same prior year period. These decreases were primarily attributable to the EDO acquisition (higher amortization of intangible assets). Excluding the impact of acquisitions, operating margins grew 120 and 80 basis points over the same periods.

Motion & Flow Control

For the quarter and six months ended June 30, 2008, sales and revenues from the Motion & Flow Control business segment increased $113.0 or 34.3% and $215.3 or 33.2%, respectively, over the same prior year periods, primarily due to the acquisition of IMC. The following table illustrates the impact of organic growth, acquisitions, and foreign currency translation fluctuations on sales and revenues during these periods.

	Three	Six
	Months	Months
	2008/2007	2008/2007
	% Change	% Change

Organic growth	6.4%	6.6%
Acquisitions	19.0%	18.3%
Foreign currency translation	8.9%	8.3%

Sales and revenues	34.3%	33.2%

During the second quarter and first six months of 2008, the Motion & Flow Control business segment recognized sales and revenues on a constant currency basis of $413.3 and $808.9, respectively. This represents an increase of $83.8 or 25.4% and $161.2 or 24.9% over the same 2007 periods, including organic sales growth of $21.2 or 6.4% and $42.7 or 6.6%, respectively. Factors driving these contributions were as follows:

Friction Materials	Organic sales increased $17.1 or 17.2% and $29.8 or 14.7% for the quarter and six month period ended June 30, 2008. These increases were attributable to higher volumes of OEM components (new platform wins), and aftermarket brake pad sales.

Interconnect Solutions	Organic sales increased on higher volumes by $1.5 or 1.4% for the quarter ended June 30, 2008, attributable to the Americas markets (strength in medical and military markets), while organic sales increased $8.3 or 3.9% for the six month period ended June 30, 2008, attributable to the Americas, Europe and Asia markets (strength in medical, defense and industrial markets, particularly within the oil & gas industry).

Flow Control	Organic sales declined $3.3 or 4.9% and $6.2 or 4.8% for the quarter and six month period ended June 30, 2008. These decreases were due to softness in the domestic marine, industrial, and the bath, spa and whirlpool markets, partially offset by international strength within the international marine market, and positive contributions in the beverage and recreational vehicle markets.

Aerospace Controls	Organic sales increased $4.6 or 18.3% and $7.9 or 16.2% for the quarter and six month period ended June 30, 2008, respectively, driven by strength in commercial/aerospace aftermarket products.

Energy Absorption	Organic sales increased $1.4 or 5.1% and $2.9 or 5.5% for the quarter and six month period ended June 30, 2008, respectively, driven by strength in the railway and bus and truck markets, partially offset by softness in automobile aftermarket product sales.

The Motion & Flow Control business segment received orders of $435.8 for the second quarter of 2008, an increase of $105.2 or 31.8% over 2007, including $62.7 or 19.0% and $27.5 or 8.3% attributable to the impact of acquisitions and foreign currency translation, respectively. Organic orders increased $15.0 or 4.5% over the same prior year period. Orders received during the first six months of 2008 increased $205.7 or 31.2% over the prior year with $120.5 or 18.3% attributable to acquisitions, an impact of $52.8 or 8.0% from foreign currency translation, and organic growth of $32.4 or 4.9%.

Operating income for the second quarter and first six months of 2008 increased $17.4 or 32.2% and $34.4 or 32.8%, respectively, over 2007. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating income increased $1.4 or 2.6% and $6.4 or 6.1%, respectively, over the same periods. These increases were attributable to higher sales volume (as discussed above), productivity improvements and strategic initiatives, partially offset by material and labor cost increases, and a negative impact from sales mix.

The Motion & Flow Control business segment reported second quarter 2008 operating margins of 16.1%, a decrease of 30 basis points over the same prior year period. Excluding the impact of foreign currency translation/transaction and contributions from acquisitions, operating margins decreased 70 basis points to 15.7% for the second quarter of 2008. For the six month period ended June 30, 2008, operating margins were flat year-over-year at 16.2%. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating margins decreased 10 basis points. These declines were primarily attributable to investments in marketing, research and development and other business related activities, partially offset by benefits from productivity improvements and strategic initiatives.

Corporate and Other

Corporate expenses of $54.3 and $93.0 for the second quarter and six month period ended June 30, 2008 increased $12.2 and $19.9, respectively, compared to the same prior year periods, primarily reflecting higher costs associated with legacy litigation matters, as well as corporate initiatives, including expanded resources and review procedures in the tax accounting function.

Restructuring and Asset Impairment Charges

2008 Restructuring Activities

During the second quarter of 2008, ITT recorded a net restructuring charge of $7.3, reflecting costs of $4.1 related to new actions and $4.2 related to prior actions, as well as the reversal of $1.0 of restructuring accruals that management determined would not be required.

	2008 Actions — Three Months Ended June 30
		Lease		Planned	Prior Actions’
		Cancellation &		Position	Additional	Reversal of
	Severance	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$2.2	$—	$2.2	27	$1.8	$(0.6)
Defense Electronics & Services	1.3	0.3	1.6	13	0.1	(0.2)
Motion & Flow Control	0.3	—	0.3	9	2.2	(0.2)
Corporate and Other	—	—	—	—	0.1	—

	$3.8	$0.3	$4.1	49	$4.2	$(1.0)

The charges associated with actions announced during the second quarter of 2008 represent a reduction of structural costs and a site closure within the Motion and Flow Control business segment. Planned position eliminations total 49, including 13 factory workers, 32 office workers and four management employees. The costs associated with prior actions primarily reflect severance costs, move related and lease cancellation costs and asset write-offs.

The projected future savings from restructuring actions announced during the second quarter of 2008 are approximately $2.0 during 2008 and $29.9 between 2009 and 2013.

Payments of $0.7 were made during the second quarter of 2008 related to actions announced during the quarter.

Components of First Six Months 2008 Charge

During the first six months of 2008, ITT recorded a net restructuring charge of $10.9, reflecting costs of $6.3 related to new actions and $5.8 related to prior year plans, as well as the reversal of $1.2 of restructuring accruals that management determined would not be required.

	2008 Actions — Six Months Ended June 30					Prior
		Other	Lease		Planned	Years’ Plans
		Employee	Cancellation &		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$3.2	$0.2	$0.3	$3.7	50	$2.7	$(0.6)
Defense Electronics & Services	1.3	—	0.3	1.6	13	0.1	(0.2)
Motion & Flow Control	0.4	—	—	0.4	10	3.0	(0.4)
Corporate and Other	0.5	—	0.1	0.6	1	—	—

	$5.4	$0.2	$0.7	$6.3	74	$5.8	$(1.2)

The charges associated with actions announced during the first six months of 2008 represent a reduction of structural costs and a site closure within the Motion and Flow Control business segment. Planned position eliminations total 74, including 13 factory workers, 51 office workers and 10 management employees. The costs associated with prior years’ plans primarily reflect severance costs, as well as move related and lease cancellation costs.

The projected future savings from restructuring actions announced during the first six months of 2008 are approximately $3.5 during 2008 and $39.3 between 2009 and 2013.

Payments of $1.2 were made during the first six months of 2008 related to actions announced during that period.

2007 Restructuring Activities

Components of Second Quarter 2007 Charge

During the second quarter of 2007, ITT recorded a net restructuring charge of $17.5 reflecting costs of $14.4 related to actions during the quarter and $4.0 related to prior actions, as well as the reversal of $0.9 of restructuring accruals that management determined would not be required.

	2007 Actions — Three Months Ended June 30
		Lease			Planned	Prior Actions’
		Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$9.3	$0.7	$0.1	$10.1	193	$0.9	$(0.9)
Defense Electronics & Services	1.4	—	—	1.4	25	2.9	—
Motion & Flow Control	1.1	—	—	1.1	8	0.2	—
Corporate and Other	1.8	—	—	1.8	2	—	—

	$13.6	$0.7	$0.1	$14.4	228	$4.0	$(0.9)

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

The projected future savings from restructuring actions announced during the second quarter of 2007 are approximately $5.0 during 2007 and $86.0 between 2008 and 2012. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $4.9 were made during the second quarter of 2007 related to actions announced during that period.

Components of First Six Months 2007 Charge

During the first six months of 2007, ITT recorded a net restructuring charge of $23.9 reflecting costs of $18.9 related to actions during the six months and $6.2 related to prior years’ plans, as well as the reversal of $1.2 of restructuring accruals that management determined would not be required.

	2007 Actions — Six Months Ended June 30
		Other					Prior Years’
		Employee-	Lease			Planned	Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Write-Offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$10.5	$0.1	$0.7	$0.6	$11.9	207	$2.6	$(0.9)
Defense Electronics & Services	2.2	—	1.3	—	3.5	39	2.9	—
Motion & Flow Control	1.7	—	—	—	1.7	21	0.7	(0.3)
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$16.2	$0.1	$2.0	$0.6	$18.9	269	$6.2	$(1.2)

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

The projected future savings from restructuring actions announced during the first six months of 2007 are approximately $6.0 during 2007 and $105.0 between 2008 and 2012. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $7.1 were made during the first six months of 2007 related to actions announced during that period.

Liquidity and Capital Resources

Cash and cash equivalents declined $962.3 to $877.7 as of June 30, 2008, primarily due to the repayment of $1,143.5 of short-term debt. During the same period, ITT generated $490.2 of cash from operating activities and had a $54.8 benefit from foreign exchange, which it used to fund acquisitions and capital investments in the business, while at the same time returning value to the shareholders through dividend payments which increased 25% from 2007.

Cash Flow Summary

	Six Months Ended
	June 30
	2008	2007

Operating Activities	$490.2	$139.4
Investing Activities	(307.0)	(67.9)
Financing Activities	(1,191.9)	78.0
Foreign Exchange	54.8	25.3

Operating Activities

Cash provided by operating activities in the first six months of 2008 increased $350.8 from the prior year. This significant increase is partially due to an increase in income from continuing operations excluding non-cash increases in depreciation and amortization of $119.0, combined with a reduction in contributions to the U.S. Salaried Pension Plan (reflected within the change of other current and non-current assets). There were no contributions to the U.S. Salaried Pension Plan made in 2008 as compared to $50.0 in 2007. Also driving the increase is a higher cash benefit from accrued and deferred taxes of $75.0 primarily related to higher tax liabilities combined with a $62.2 reduction in the use of cash from accounts receivable, driven by improved cash collections within the Fluid Technology business segment.

Investing Activities

Additions to Plant, Property and Equipment:

Capital expenditures during the first six months of 2008 were $79.4, an increase of $13.1 as compared to the first six months of 2007. The increase is driven by higher spending of $5.2 in the Defense Electronics & Services business segment primarily due to the addition of EDO 2008 results and by $5.5 related to the leasehold improvements for ITT’s new headquarters that consolidates its corporate headquarters and the headquarters operations of its Fluid Technology and Motion & Flow Control business segments.

Acquisitions:

During the first six months of 2008, we spent $194.2 related to additional costs for the EDO acquisition within the Defense Electronics & Services business segment, largely for repayment of debt acquired. We also spent $34.8 on acquisitions of several other smaller companies.

Financing Activities

Our funding needs are monitored and strategies are executed to manage overall cash requirements and debt ratios. Current debt ratios have positioned us to continue to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	June 30,	December 31,
	2008	2007

Cash & cash equivalents	$877.7	$1,840.0
Total debt	2,279.7	3,566.0
Net debt	1,402.0	1,726.0
Total shareholders’ equity	4,371.8	3,944.8
Total capitalization (debt plus equity)	6,651.5	7,510.8
Net capitalization (debt plus equity less cash and cash equivalents)	5,773.8	5,670.8
Debt to total capitalization	34.3%	47.5%
Net debt to net capitalization	24.3%	30.4%

Debt and Credit Facilities:

	June 30,	December 31,
	2008	2007

Commercial paper	$1,778.9	$1,589.7
Other debt	20.1	1,493.3

Notes payable and current maturities of long-term debt	1,799.0	3,083.0
Long-term debt	480.7	483.0

Total debt	$2,279.7	$3,566.0

Total debt at June 30, 2008 was $2.3 billion, compared to $3.6 billion at December 31, 2007. The decrease primarily reflects payments made during the first quarter of 2008. We expect that a portion of cash generated from operations over the next two years will be utilized to further decrease our debt balance.

In November 2005, ITT entered into a five-year revolving credit agreement (the “November 2005 Credit Facility”) in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised an option to increase the principal amount under this agreement to $1.75 billion. In March 2008, ITT entered into a new 364-day revolving credit agreement (the “March 2008 Credit Facility”), providing an additional $1.0 billion principal amount of available borrowings. The revolving credit agreements serve as backup for our commercial paper program. As a result, the maximum amount of outstanding borrowings under both facilities is now $2.75 billion.

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

The provisions of this agreement require that we maintain an interest coverage ratio, as defined, of 3.5 times. At June 30, 2008, we were in compliance with our debt covenants.

Share Repurchases

During June of 2008, we repurchased 0.8 shares for $50.0 in connection with our $1 billion share repurchase program. The settlement of these shares occurred subsequent to the end of the second quarter of 2008. As of June 30, 2008 we had repurchased 6.7 shares for $405.6 under our $1 billion share repurchase program. In addition, we have paid $0.2 in commissions related to these repurchases. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders.

Critical Accounting Estimates

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2007 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting policies or estimates during the first six months of 2008.

New Accounting Pronouncements

ITT adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. This statement, issued by the FASB in September 2006, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Furthermore, the FASB has proposed FSP 157-c which clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008. This statement did not have a material effect on ITT’s financial statements for the six months ended June 30, 2008 and ITT does not expect this statement to have a material effect on its financial statements in future periods.

ITT adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) effective January 1, 2008. SFAS 159, issued by the FASB in February 2007, permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 did not have a material effect on ITT’s financial statements for the six months ended June 30, 2008 and ITT does not expect this statement to have a material effect on its financial statements in future periods.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change

SFAS No. 133’s scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. We are evaluating the potential impact of this statement.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are evaluating the potential impact of this statement.

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

Management Assessment on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. Based on that assessment, the Company’s management, including its CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2007 in the Company’s Annual Report on Form 10-K have been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified during the six months ended June 30, 2008, except for the implementation of measures described below under “Remediation of Material Weaknesses.”

Remediation of Material Weaknesses

The Company has implemented, or plans to implement, certain measures to remediate the material weakness relating to the Company’s income tax closing process identified in the Company’s 2007 Annual Report on Form 10-K. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company is implementing the following measures:

•	Expanding technical resources and enhancing review procedures in the income tax accounting function

•	Assessing the existing internal control structure and implementing new controls

•	Conducting a comprehensive evaluation of the organizational structure and processes.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs(2)	Plans or Programs(2)
				(In millions)

4/1/08 — 4/30/08	—	$—	—	$644.3
5/1/08 — 5/31/08	—	$—	—	$644.3
6/1/08 — 6/30/08	807,659	$61.91	807,659	$594.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a three-year $1 billion share repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to pay dividends, complete strategic acquisitions, invest in our business, repay debt, and repurchase common stock to cover option exercises and restricted stock issuances and make discretionary repurchases of our common stock.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on May 13, 2008, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

	Votes
	For	Withheld

Curtis J. Crawford	150,845,433	6,267,809
Christina A. Gold	150,504,557	6,608,685
Ralph F. Hake	150,711,141	6,402,101
John J. Hamre	154,620,041	2,493,201
Steven R. Loranger	154,003,898	3,109,344
Frank T. MacInnis	154,567,756	2,545,486
Surya N. Mohapatra	154,604,510	2,508,732
Linda S. Sanford	153,329,350	3,783,892
Markos I. Tambakeras	154,634,781	2,478,461

In addition to the election of directors, seven other votes were taken at the meeting:

•	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008 was ratified by a vote of 154,603,946 shares in favor, 787,496 shares against, and 1,721,799 shares abstained.

•	Amendments to the Restated Articles of Incorporation of ITT Corporation to authorize additional shares and authorize the Company’s by-laws to provide for majority voting for directors in uncontested elections were approved by a vote of 150,860,733 shares for, 4,142,817 shares against and 2,109,693 shares abstained.

•	Amendment and restatement of the ITT Corporation 2003 Equity Incentive Plan was approved by a vote of 119,081,060 shares for, 11,584,683 shares against, and 2,322,751 shares abstained.

•	Material terms of the ITT Corporation 2003 Equity Incentive Plan (for purposes of Section 162 (m) of the Internal Revenue Code) were re-approved by a vote of 145,393,384 shares for, 6,981,749 shares against and 4,783,110 shares abstained.

•	Material terms of the ITT Corporation Annual Incentive Plan for Executive Officers (for purposes of Section 162 (m) of the Internal Revenue Code) were approved by a vote of 147,803,195 shares for, 6,584,880 shares against, and 2,725,168 shares abstained.

•	Material terms of the ITT Corporation 1997 Long-Term Incentive Plan (for purposes of Section 162 (m) of the Internal Revenue Code) were approved by a vote of 148,545,936 shares for, 6,180,476 shares against, and 2,386,830 shares abstained.

•	A shareholder proposal requesting that the Company provide a comprehensive report, at a reasonable cost and omitting proprietary and classified information, of the Company’s foreign military and weapons-related products and services was not approved by a vote of 7,727,519 shares for, 95,766,956 shares against and 29,493,631 shares abstained.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

July 25, 2008

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of May 13, 2008	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).

		(b) ITT Corporation’s By-laws, as amended May 13, 2008	Incorporated by reference to Exhibit 3.2 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).

(4)		Instruments defining the rights of security holders, including indentures
Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.

(10)		Material contracts

(10.1)	*	Employment Agreement dated as of February 5, 2004 between ITT Industries, Inc. and Edward W. Williams	Incorporated by reference to Exhibit 10.1 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Attached.

(10.6)	*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Attached.

(10.7)	*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008, previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Attached.

(10.8)	*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.9)	*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.11)	*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.16)	*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).

(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.22)		Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.23)		Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.24)		Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).

(10.25)		Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).

(10.26)		Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).

(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).

(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).

(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).

(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).

(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.39)	*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).

(10.40)	*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).

(10.41)		Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).

(10.42)		Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).

(10.43)		Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).

(10.44)		Credit Agreement	Incorporated by reference to Exhibit 2.01 to ITT Corporation’s Form 8-K dated December 20, 2007(CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).

(10.46)	ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement — Non-Employee Director	Attached.

(10.47)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Attached.

(11)	Statement re computation of per share earnings	Not required to be filed.

(12)	Statement re computation of ratios	Not required to be filed.

(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006. (CIK No. 216228, File No. 1-5672).

(21)	Subsidiaries of the Registrant	Not required to be filed

(22)	Published report regarding matters submitted to vote of security holders	Not required to be filed.

(24)	Power of attorney	None

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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