Form 10-Q
period 2008-09-30
ITT CORP
filed 2008-10-27
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 17, 2008, there were outstanding 181,589,443 shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Product sales	$2,249.8	$1,712.2	$6,892.7	$5,067.7
Service revenues	629.5	469.0	1,857.1	1,406.9

Total sales and revenues	2,879.3	2,181.2	8,749.8	6,474.6

Costs of product sales	1,521.9	1,125.7	4,693.1	3,369.6
Costs of service revenues	546.7	414.4	1,618.0	1,237.3

Total costs of sales and revenues	2,068.6	1,540.1	6,311.1	4,606.9

Gross profit	810.7	641.1	2,438.7	1,867.7
Selling, general, and administrative expenses	417.0	327.6	1,283.4	978.5
Research and development expenses	60.7	46.8	172.5	129.9
Restructuring and asset impairment charges, net	5.0	7.2	15.9	31.1

Total costs and expenses	2,551.3	1,921.7	7,782.9	5,746.4

Operating income	328.0	259.5	966.9	728.2
Interest expense	29.3	25.8	101.3	68.7
Interest income	8.3	12.6	24.6	31.0
Miscellaneous expense, net	3.9	4.6	10.6	10.6

Income from continuing operations before income tax expense	303.1	241.7	879.6	679.9
Income tax expense	98.6	73.1	279.9	175.3

Income from continuing operations	204.5	168.6	599.7	504.6
Income from discontinued operations, including tax (benefit) expense of $(2.4), $1.0, $(1.2) and $(7.8), respectively	11.8	61.5	9.5	79.2

Net income	$216.3	$230.1	$609.2	$583.8

Earnings Per Share:
Income from continuing operations:
Basic	$1.13	$0.94	$3.32	$2.79
Diluted	$1.11	$0.92	$3.26	$2.74
Discontinued operations:
Basic	$0.07	$0.34	$0.05	$0.44
Diluted	$0.07	$0.33	$0.05	$0.43
Net income:
Basic	$1.20	$1.28	$3.37	$3.23
Diluted	$1.18	$1.25	$3.31	$3.17
Cash dividends declared per common share	$0.175	$0.14	$0.525	$0.42
Average common shares — basic	180.6	180.2	180.8	180.7
Average common shares — diluted	183.8	183.7	183.8	184.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$957.3	$1,840.0
Receivables, net	1,921.2	1,935.0
Inventories, net	881.9	887.6
Deferred income taxes	103.0	105.9
Other current assets	157.4	161.3

Total current assets	4,020.8	4,929.8

Plant, property and equipment, net	971.4	980.3
Deferred income taxes	42.9	29.7
Goodwill	3,872.2	3,829.7
Other intangible assets, net	647.8	733.0
Other assets	1,081.8	1,050.2

Total non-current assets	6,616.1	6,622.9

Total assets	$10,636.9	$11,552.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,267.3	$1,296.8
Accrued expenses	976.2	958.9
Accrued taxes	76.5	40.9
Short-term debt and current maturities of long-term debt	1,662.3	3,083.0
Pension and postretirement benefits	68.5	68.5
Deferred income taxes	8.0	8.2

Total current liabilities	4,058.8	5,456.3

Pension benefits	383.9	381.4
Postretirement benefits other than pensions	362.6	383.2
Long-term debt	479.1	483.0
Other liabilities	940.2	904.0

Total non-current liabilities	2,165.8	2,151.6

Total liabilities	6,224.6	7,607.9

Shareholders’ Equity:
Common stock:
Authorized — 250,000,000 shares, $1 par value per share, outstanding — 181,562,293 shares and 181,490,121 shares, respectively(1)	180.4	180.7
Retained earnings	4,035.5	3,528.8
Accumulated other comprehensive income:
Pension and other benefits	(183.9)	(196.4)
Cumulative translation adjustments	379.8	431.0
Other	0.5	0.7

Total accumulated other comprehensive income	196.4	235.3

Total shareholders’ equity	4,412.3	3,944.8

Total liabilities and shareholders’ equity	$10,636.9	$11,552.7

(1)	Shares outstanding include unvested restricted common stock of 1.2 million and 0.8 million at September 30, 2008 and December 31, 2007, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended September 30
	2008	2007

Operating Activities
Net income	$609.2	$583.8
Less: Income from discontinued operations	(9.5)	(79.2)

Income from continuing operations	599.7	504.6
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	215.8	134.7
Stock-based compensation	23.2	26.6
Restructuring and asset impairment charges, net	15.9	31.1
Payments for restructuring	(37.3)	(35.8)
Change in receivables	(16.9)	(116.4)
Change in inventories	1.3	17.7
Change in accounts payable and accrued expenses	57.4	70.2
Change in accrued and deferred taxes	48.3	(62.7)
Change in other current and non-current assets	(36.6)	(84.9)
Change in non-current liabilities	17.7	(1.4)
Other, net	7.5	6.4

Net cash — operating activities	896.0	490.1

Investing Activities
Additions to plant, property, and equipment	(136.6)	(108.2)
Acquisitions, net of cash acquired	(241.0)	(395.7)
Proceeds from sale of assets and businesses	11.5	232.4
Other, net	3.6	1.5

Net cash — investing activities	(362.5)	(270.0)

Financing Activities
Short-term debt, net	(1,254.1)	532.8
Long-term debt repaid	(15.4)	(7.2)
Long-term debt issued	0.5	0.4
Repurchase of common stock	(75.0)	(299.0)
Proceeds from issuance of common stock	31.6	55.2
Dividends paid	(89.1)	(71.3)
Tax benefit from stock option exercises and restricted stock award lapses	5.7	13.0
Other, net	(0.6)	(2.4)

Net cash — financing activities	(1,396.4)	221.5

Foreign exchange rate effects on cash and cash equivalents	(12.2)	70.7

Net Cash — Discontinued Operations:
Operating activities	(5.7)	(2.7)
Investing activities	(1.9)	(5.6)
Financing activities	—	(1.0)

Net change in cash and cash equivalents	(882.7)	503.0
Cash and cash equivalents — beginning of period	1,840.0	937.1

Cash and cash equivalents — end of period	$957.3	$1,440.1

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$84.2	$65.2
Income taxes	$244.2	$238.0

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

2)	Stock-Based and Long-Term Incentive Employee Compensation

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Impact on income before income taxes	$(8.5)	$(13.5)	$(35.3)	$(45.1)
Impact on net income available to shareholders	$(5.8)	$(8.7)	$(23.8)	$(29.3)
Impact on net income per common share:
Basic	$(0.03)	$(0.05)	$(0.13)	$(0.16)
Diluted	$(0.03)	$(0.05)	$(0.13)	$(0.16)

At September 30, 2008, there was $48.3 and $20.4 of total unrecognized compensation cost under the ITT 2003 Equity Incentive Plan and the ITT 1997 Long-Term Incentive Plan (the “LTIP”), respectively, which is expected to be recognized ratably over a weighted-average period of 1.9 years and 1.3 years, respectively.

The total cash paid to settle the LTIP liability for the 2005 and 2004 annual grants during the first nine months of 2008 and 2007 was $19.3 and $17.6, respectively.

3)	Restructuring and Asset Impairment Charges

2008 Impairment Charges

During the third quarter of 2008, we recognized a $1.1 impairment charge related to one of our Motion & Flow Control businesses. This charge reflects the reduction of our expected future earnings for this business.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

2008 Restructuring Activities

Three Months Ended September 30

During the third quarter of 2008, we recorded a net restructuring charge of $3.9, reflecting costs of $1.9 related to new actions and $2.0 related to prior actions.

Components of Charges

	2008 Actions — Three Months Ended September 30
		Other			Prior
		Employee-		Planned	Actions
		Related		Position	Additional
	Severance	Costs	Total	Eliminations	Costs

Fluid Technology	$1.2	$—	$1.2	22	$1.4
Motion & Flow Control	0.5	0.2	0.7	1	0.6

	$1.7	$0.2	$1.9	23	$2.0

The charges associated with actions announced during the third quarter of 2008 represent a reduction of structural costs in the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations total 23, including 21 office workers and two management employees. The costs associated with prior actions reflect severance, lease cancellation and move related costs.

Nine Months Ended September 30

During the nine months ended September 30, 2008, we recorded a net restructuring charge of $14.8, reflecting costs of $9.3 related to new actions and $6.6 related to prior years’ plans, as well as the reversal of $1.1 of restructuring accruals that management determined would not be required.

Components of Charges

	2008 Actions — Nine Months Ended September 30
		Other				Prior
		Employee-	Lease		Planned	Years’ Plans
		Related	Cancellation &		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$5.4	$0.2	$0.4	$6.0	73	$3.0	$(0.6)
Defense Electronics & Services	1.3	—	0.3	1.6	13	0.1	(0.2)
Motion & Flow Control	0.9	0.2	—	1.1	11	3.5	(0.3)
Corporate and Other	0.5	—	0.1	0.6	1	—	—

	$8.1	$0.4	$0.8	$9.3	98	$6.6	$(1.1)

The charges associated with actions announced during the first nine months of 2008 primarily represent a reduction of structural costs in all business segments and a site closure within the Motion & Flow Control business segment. Planned position eliminations total 98, including 13 factory workers, 73 office workers and 12 management employees. The costs associated with the prior years’ plans primarily reflect severance costs, as well as lease cancellation and move related costs.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

2007 Restructuring Activities

Three Months Ended September 30

During the third quarter of 2007, we recorded a net restructuring charge of $7.2, reflecting costs of $5.8 related to actions during the quarter and $1.9 related to prior actions, as well as the reversal of $0.5 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Three Months Ended September 30
		Other					Prior
		Employee-	Lease			Planned	Actions
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Impairments	Total	Eliminations	Costs	Accruals

Fluid Technology	$4.3	$0.1	$0.1	$0.7	$5.2	47	$1.4	$—
Defense Electronics & Services	0.1	—	—	—	0.1	4	0.1	(0.3)
Motion & Flow Control	0.5	—	—	—	0.5	27	0.4	(0.2)

	$4.9	$0.1	$0.1	$0.7	$5.8	78	$1.9	$(0.5)

The charges associated with actions announced during the third quarter of 2007 represent a reduction of structural costs in all business segments. Planned position eliminations total 78, including 22 factory workers, 49 office workers and seven management employees. The costs associated with the prior actions are largely due to additional severance costs as well as asset impairments.

Nine Months Ended September 30

During the nine months ended September 30, 2007, we recorded a net restructuring charge of $31.1, reflecting costs of $26.1 related to actions during the nine months and $6.7 related to prior years’ plans, as well as the reversal of $1.7 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Nine Months Ended September 30
		Other					Prior
		Employee-	Lease			Planned	Years’ Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Impairments	Total	Eliminations	Costs	Accruals

Fluid Technology	$15.6	$0.4	$0.9	$1.3	$18.2	254	$2.9	$(0.9)
Defense Electronics & Services	2.4	—	1.3	—	3.7	43	2.9	(0.3)
Motion & Flow Control	2.4	—	—	—	2.4	48	0.9	(0.5)
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$22.2	$0.4	$2.2	$1.3	$26.1	347	$6.7	$(1.7)

The charges associated with actions announced during the first nine months of 2007 primarily represent a reduction of structural costs in all business segments and the planned closure of three facilities in the Fluid Technology business segment and one facility in the Defense Electronics & Services business segment. Planned

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

position eliminations total 347, including 172 factory workers, 160 office workers and 15 management employees. The costs associated with the prior years’ plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset impairments and severance costs.

The following table displays a rollforward of the restructuring accruals:

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance as of December 31, 2007	$21.0	$7.9	$9.1	$2.0	$40.0
Additional charges for prior year plans	3.0	0.1	3.5	—	6.6
Cash payments and other related to prior charges	(18.3)	(4.4)	(9.5)	(1.5)	(33.7)
Reversals of prior charges	(0.6)	(0.2)	(0.3)	—	(1.1)
Charges for 2008 actions	6.0	1.6	1.1	0.6	9.3
Cash payments and other related to 2008 charges	(3.0)	(0.8)	(0.4)	(0.1)	(4.3)

Balance as of September 30, 2008	$8.1	$4.2	$3.5	$1.0	$16.8

The accrual balance at September 30, 2008 of $16.8 includes $11.2 for severance and $5.6 for facility carrying costs and other.

The following is a rollforward of employee positions eliminated associated with restructuring activities through September 30, 2008:

Planned reductions as of December 31, 2007	313
Planned reductions from 2008 actions	98
Actual reductions, January 1 — September 30, 2008	(382)

Planned reductions as of September 30, 2008	29

As of September 30, 2008, of the planned facility closures, one facility in the Defense Electronics & Services business segment remains to be closed. This closure is expected to occur in early 2009.

4)	Discontinued Operations

Discontinued operations are comprised of several businesses, the most significant of which are the Switches businesses. Sales and revenues from discontinued operations were $1.1 and $23.2 for the quarters ended September 30, 2008 and 2007, respectively. For the first nine months of 2008 and 2007, sales and revenues were $7.7 and $174.2, respectively.

During 2007, we sold the majority of the Switches businesses to a private equity firm, for net proceeds of $223.2, and an after-tax gain of $84.4 ($58.7 recognized through September 30, 2007). During the third quarter of 2008, we completed the sale of the remaining component of the Switches businesses to the same buyer, for net proceeds of $5.1. As a result, we recorded an after-tax gain on sale of $7.3 and $5.4 for the quarter and nine months ended September 30, 2008, respectively. The year-to-date gain reflects $2.9 of expenses ($1.9 net of tax) incurred during the first six months of 2008, related to the disposition.

The divestiture of the businesses is consistent with our strategy of concentrating resources in core product areas and de-emphasizing products that are determined to be less strategic to future operations.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

The components of income from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Income before tax	$3.8	$4.2	$5.6	$20.8
Income tax (benefit) expense on operations	(0.7)	6.4	1.5	0.3
Gain on disposal	5.6	58.3	2.7	50.6
Income tax benefit on disposal	(1.7)	(5.4)	(2.7)	(8.1)

Income from discontinued operations	$11.8	$61.5	$9.5	$79.2

5)	Employee Benefit Plans

Components of net periodic pension cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Service cost	$24.2	$25.0	$72.6	$75.0
Interest cost	81.7	74.2	245.0	222.5
Expected return on plan assets	(110.3)	(99.3)	(331.0)	(298.0)
Amortization of prior service cost	0.8	0.7	2.4	2.0
Amortization of actuarial loss	3.8	16.3	11.3	49.0

Net periodic pension cost	$0.2	$16.9	$0.3	$50.5

Net periodic pension cost decreased in the first nine months of 2008, compared with the same prior year period, as a result of the higher discount rate adopted at year-end 2007 leading to a lower amortization of actuarial losses, and higher expected returns on plan assets due to increased asset levels. The decrease was partially offset by an increase in interest costs and amortization of prior service cost. Based on the facts and circumstances described below the decrease in net periodic pension cost will be partially offset by reduced recoveries of costs under our U.S. Government contracts.

The Defense Electronics & Services business segment represents approximately 67% of the active U.S. Salaried Plan participants. As a result, we have sought and will seek reimbursement from the Department of Defense for a portion of our pension costs, in accordance with government regulations. U.S. Government Cost Accounting Standards govern the extent to which pension costs are allocable to and recoverable under contracts with the U.S. Government.

ITT contributed $21.6 to its various plans during the first nine months of 2008. We expect to make additional contributions, in the range of $3.4 to $8.4, during the fourth quarter of 2008.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Components of net periodic postretirement cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Service cost	$2.1	$2.0	$6.3	$6.0
Interest cost	10.7	10.5	32.1	31.4
Expected return on plan assets	(6.9)	(6.2)	(20.7)	(18.8)
Amortization of prior service benefit	0.9	0.6	2.7	1.8
Amortization of actuarial loss	1.1	1.3	3.4	3.8

Net periodic postretirement cost	$7.9	$8.2	$23.8	$24.2

Net periodic postretirement cost decreased in the first nine months of 2008, compared with the prior year period, primarily as a result of the higher expected returns on plan assets due to increased asset levels, partially offset by higher amortization of prior service benefits.

6)	Comprehensive Income

	Pretax	Tax
	(Expense)	Benefit	Net-of-Tax
	Income	(Expense)	Amount

Three Months Ended September 30, 2008
Net income			$216.3
Other comprehensive loss:
Foreign currency translation adjustments	$(144.4)	$—	(144.4)
Other	(0.3)	0.1	(0.2)
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	4.9	(2.0)	2.9
Amortization of prior service cost	1.7	(0.4)	1.3

Other comprehensive loss	$(138.1)	$(2.3)	(140.4)

Comprehensive income			$75.9

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Three Months Ended September 30, 2007
Net income			$230.1
Other comprehensive income:
Foreign currency translation adjustments	$170.2	$—	170.2
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	17.6	(6.2)	11.4
Amortization of prior service cost	1.3	(0.4)	0.9

Other comprehensive income	$189.1	$(6.6)	182.5

Comprehensive income			$412.6

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

	Pretax	Tax
	(Expense)	Benefit	Net-of-Tax
	Income	(Expense)	Amount

Nine Months Ended September 30, 2008
Net income			$609.2
Other comprehensive loss:
Foreign currency translation adjustments	$(51.2)	$—	(51.2)
Other	(0.3)	0.1	(0.2)
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	14.7	(6.1)	8.6
Amortization of prior service cost	5.1	(1.2)	3.9

Other comprehensive loss	$(31.7)	$(7.2)	(38.9)

Comprehensive income			$570.3

Disclosure of 2008 foreign currency translation reclassification:
Foreign currency translation adjustments			$(44.7)
Add: Reclassification adjustment for gains included in net income			(6.5)

Net foreign currency translation adjustments			$(51.2)

	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount

Nine Months Ended September 30, 2007
Net income			$583.8
Other comprehensive income:
Foreign currency translation adjustments	$197.8	$—	197.8
Pension and postretirement classification adjustments included in net periodic benefit cost:
Amortization of actuarial loss	52.8	(18.4)	34.4
Amortization of prior service cost	3.8	(1.3)	2.5

Other comprehensive income	$254.4	$(19.7)	234.7

Comprehensive income			$818.5

Disclosure of 2007 foreign currency translation reclassification:
Foreign currency translation adjustments			$157.4
Add: Reclassification adjustment for losses included in net income			40.4

Net foreign currency translation adjustments			$197.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

7)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Basic earnings per share:
Income from continuing operations available to common shareholders	$204.5	$168.6	$599.7	$504.6
Average common shares outstanding	180.6	180.2	180.8	180.7
Basic earnings per share	$1.13	$0.94	$3.32	$2.79
Diluted earnings per share:
Income from continuing operations available to common shareholders	$204.5	$168.6	$599.7	$504.6
Average common shares outstanding	180.6	180.2	180.8	180.7
Add: Impact of stock options and restricted stock	3.2	3.5	3.0	3.3

Average common shares outstanding on a diluted basis	183.8	183.7	183.8	184.0

Diluted earnings per share	$1.11	$0.92	$3.26	$2.74

Shares underlying stock options excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Stock options	0.6	0.4	0.8	0.6
Average exercise price	$55.14	$58.40	$55.79	$50.25

8)	Receivables, Net

	September 30,	December 31,
	2008	2007

Trade	$1,865.3	$1,843.3
Other	92.2	127.9
Less: Allowance for doubtful accounts and cash discounts	(36.3)	(36.2)

	$1,921.2	$1,935.0

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

9)	Inventories, Net

	September 30,	December 31,
	2008	2007

Finished goods	$219.3	$209.4
Work in process	355.4	304.0
Raw materials	413.3	470.8
Less: Progress payments	(106.1)	(96.6)

	$881.9	$887.6

10)	Plant, Property and Equipment, Net

	September 30,	December 31,
	2008	2007

Land and improvements	$61.5	$58.7
Buildings and improvements	584.5	573.3
Machinery and equipment	1,654.2	1,598.8
Furniture, fixtures and office equipment	233.3	232.6
Construction work in progress	91.6	93.3
Other	85.9	76.5

	2,711.0	2,633.2
Less: Accumulated depreciation and amortization	(1,739.6)	(1,652.9)

	$971.4	$980.3

11)	Goodwill and Other Intangible Assets

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

On December 20, 2007, ITT acquired all of the outstanding shares of EDO Corporation (“EDO”), a global aerospace and defense company. As a result, we assigned preliminary fair value amounts to the tangible and intangible assets acquired and liabilities assumed. We have obtained additional information during the current year, which has resulted in adjustments to the preliminary purchase price allocation. These adjustments are reflected in the tables below within the Defense Electronics & Services business segment. As of September 30, 2008, our analysis was substantially complete, with the exception the fair value of long-term contracts acquired and the valuation of customer relationships, which are expected to be finalized during the fourth quarter of 2008.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 by business segment are as follows:

		Defense	Motion
	Fluid	Electronics &	& Flow	Corporate
	Technology	Services	Control	and Other	Total

Balance as of January 1, 2008	$1,167.4	$2,176.8	$480.5	$5.0	$3,829.7
Goodwill acquired during the period	6.8	—	16.2	—	23.0
Adjustments to purchase price allocations	0.2	31.1	2.6	—	33.9
Other — net, including foreign currency translation	(12.0)	—	(2.4)	—	(14.4)

Balance as of September 30, 2008	$1,162.4	$2,207.9	$496.9	$5.0	$3,872.2

Information regarding other intangible assets are as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

2008
Finite-lived intangibles:
Customer relationships	$653.3	$(131.4)	$521.9
Proprietary technology	68.1	(18.9)	49.2
Trademarks	29.3	(4.4)	24.9
Patents and other	55.9	(25.1)	30.8
Indefinite-lived intangibles:
Brands and trademarks	21.0	—	21.0

Balance as of September 30, 2008	$827.6	$(179.8)	$647.8

2007
Finite-lived intangibles:
Customer relationships	$672.9	$(62.1)	$610.8
Proprietary technology	63.2	(15.5)	47.7
Trademarks	28.3	(2.3)	26.0
Patents and other	53.2	(22.2)	31.0
Indefinite-lived intangibles:
Brands and trademarks	17.5	—	17.5

Balance as of December 31, 2007	$835.1	$(102.1)	$733.0

Amortization expense related to intangible assets for the nine month periods ending September 30, 2008 and 2007 was $79.6 and $20.3, respectively.

Estimated annual amortization expense for each of the five succeeding years is as follows:

2009	2010	2011	2012	2013

$92.3	$93.6	$66.5	$54.7	$48.5

Customer relationships, proprietary technology, trademarks, and patents and other are amortized over weighted average lives of approximately 14 years, 13 years, 18 years, and 18 years, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

12)	Other Assets

	September 30,	December 31,
	2008	2007

Pension assets and prepaid benefit plan costs	$708.3	$675.6
Insurance receivables	196.7	182.0
Other long-term third party receivables, net	48.1	54.3
Other employee benefit-related assets	49.4	51.3
Capitalized software costs	28.3	27.0
Investments in unconsolidated companies	7.6	9.3
Environmental and employee benefit trusts	2.1	8.7
Other	41.3	42.0

	$1,081.8	$1,050.2

13)	Other Liabilities

	September 30,	December 31,
	2008	2007

Deferred income taxes and other tax-related accruals	$312.4	$310.1
Product liability, guarantees and other legal matters	257.4	237.6
Compensation and other employee-related benefits	147.2	139.5
Environmental	127.9	110.2
Other	95.3	106.6

	$940.2	$904.0

14)	Uncertain Tax Positions

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

As of September 30, 2008 and December 31, 2007, we have $109.0 and $103.3, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $48.2 and $42.8, as of September 30, 2008 and December 31, 2007, respectively. We do not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our income statement. We have accrued $39.5 and $36.2 for payment of interest and penalties as of September 30, 2008 and December 31, 2007, respectively.

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

Environmental

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Company’s environmental liability includes matters associated with properties containing disposed or recycled materials or wastes generated by current or former properties of ITT, and nearby properties impacted by those operations. It is difficult to estimate the total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of necessary remediation and the Company’s share, if any, of liability for such conditions, the selection of alternative remedies, and changes in clean-up standards. In management’s opinion, the total amount accrued is appropriate based on existing facts and circumstances. Management does not anticipate that these liabilities will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

In the ordinary course of business, and similar to other industrial companies, the Company is subject to extensive and changing federal, state, local, and foreign environmental laws and regulations. The Company has received notice that it is considered a potentially responsible party (“PRP”) at a limited number of sites by the United States Environmental Protection Agency (“EPA”) and/or a similar state agency under the Comprehensive Environmental Response, Compensation and Liability Act or its state equivalent. As of September 30, 2008, the Company is responsible, or is alleged to be responsible, for approximately 101 ongoing environmental investigation and remediation sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings the Company’s liability is considered de minimis. At September 30, 2008, the Company’s best estimate for environmental liabilities is $141.4, which approximates the accrual related to the investigation and remediation of ground water, soil, and soil vapor, as well as related legal fees. This also includes the Company’s estimated accrual for environmental liabilities associated with its former automotive business. The low range estimate for its environmental liabilities is $110.3 and the high range estimate for those liabilities is $242.5. On an annual basis, the Company spends between $8.0 and $12.0 on its environmental remediation liabilities. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for environmental expenditures are recorded on an undiscounted basis.

The Company is involved in an environmental proceeding in Glendale, California relating to the San Fernando Valley. The Company is one of numerous PRPs who are alleged by the EPA to have contributed to impacts to ground water. In January 1999, the EPA filed a complaint in the United States District Court for the Central District of California against the Company and Lockheed Martin Corporation, United States v. ITT Industries, Inc. and Lockheed Martin Corp. CV99-00552 SVW AIJX, to recover costs it incurred in connection with the foregoing. In May 1999, the EPA and the PRPs, including the Company and Lockheed Martin, reached a settlement, embodied in a consent decree, requiring the PRPs to perform additional remedial activities. Pursuant to the settlement, the PRPs, including the Company, have constructed and are funding operation of a water treatment plant. The operation of the

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

water treatment plant is expected to continue until 2013, at which time a separate allocation for continued operation of the plant is expected. ITT and the other PRPs continue to pay their respective allocated costs of the operation of the water treatment plant. In 2007, one PRP defaulted on its percentage share of costs, and the PRP Group is pursuing a remedy of the default; however, this default has increased ITT’s allocated share of the liability. Additionally, a regulatory modification to the discharge standard for hexavalent chromium under the National Pollution Discharge Elimination System occurred in 2007, and the impact of this change has resulted in additional costs for potential modifications to the water treatment plant. As of September 30, 2008, the Company’s accrual for its share of the operation costs of the water treatment plant through 2013 was $7.8 representing its best estimate; its low estimate for the liability is $3.8 and its high estimate is $12.9. In addition to operation of the water treatment plant, state and federal regulators also have issued administrative orders regarding investigation and potential remediation of chromium and 1,4-Dioxane in ground water under the Company’s former facility. Those administrative orders are separately estimated and reserved by the Company.

Prior to the 1995 Distribution Agreement (See “Company History and Certain Relationships” within Part I, Item 1 of the 2007 Annual Report on Form 10-K for a description of the Distribution Agreement), the predecessor ITT Corporation operated a facility in Madison County, Florida from 1968 until 1991. In 1995, elevated levels of contaminants were detected at the former manufacturing site. Since then, ITT has completed the investigation of the site in coordination with state and federal environmental authorities and evaluated various remedies. A final remedy for the site was selected by USEPA in a Record of Decision dated September 25, 2008. Currently, the estimated range for the remediation is between $3.8 and $16.8. The Company has accrued $6.4 for this matter, which approximates its best estimate.

The Company is involved with a number of PRPs regarding property in the City of Bronson, Michigan, operated by a former subsidiary of the predecessor ITT Corporation, Higbie Manufacturing, prior to the time ITT acquired Higbie. The Company and other PRPs are investigating and remediating permitted discharges of industrial waste, which occurred as early as the 1930s. The Company’s current estimates for its exposure are between $6.9 and $15.6, and it has an accrual for this matter of $11.0, which represents its best estimate. The Company does not anticipate a default on the part of the other PRPs. ITT is pursuing legal claims against some other potentially responsible parties for past and future costs while ITT has received notice of potential claims from third parties.

The Company operated a facility in Rochester, New York, called Rochester Form Machine from 1979 until 2003. Rochester Form Machine was a former subsidiary of the predecessor ITT Corporation known as ITT Higbie after ITT acquired Higbie in 1972. In August 2003, the Company, through its subsidiary ITT Fluid Handling Systems, entered into an Order on Consent with the New York State Department of Environmental Conservation to investigate and remediate facility-related impacts to soil, soil vapor, indoor air and ground water. As of September 30, 2008, the Company’s current estimate for this exposure is between $4.4 and $17.0 and it has an accrual for this matter of $7.0, which represents the best estimate. The Company is pursuing a legal claim against certain other PRPs who may share responsibility.

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

As of September 30, 2008, there were approximately 104,000 open claims against the Company, essentially unchanged from December 31, 2007. Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During the first nine months of 2008, the Company resolved approximately 4,500 claims. Most of these claims were dismissed, with settlement on a modest percentage of claims. The average amount of settlement per claim has been nominal and substantially all defense and settlement costs have been covered by insurance. Although it is impossible to predict the ultimate outcome of these product liability suits, based on current information, the Company’s experience in handling these matters, and its substantial insurance program, management does not believe that these claims will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company’s estimated accrued costs, net of expected insurance recoveries, for the resolution of all of these pending claims were $26.8 and $24.8 as of September 30, 2008 and December 31, 2007, respectively. While it is probable that the Company will incur additional costs for claims to be filed in the future, these additional costs are not reasonably estimable at this time.

The Company is involved in two actions, Cannon Electric, Inc. et al. v. Ace Property & Casualty Company (“ACE”) et al. Superior Court, County of Los Angeles, CA, Case No. BC 290354, and Pacific Employers Insurance Company et al., v. ITT Industries, Inc., et al., Supreme Court, County of New York, N.Y., Case No. 03600463. The parties in both cases are seeking an appropriate allocation of responsibility for the Company’s historic asbestos liability exposure among its insurers. The California action is filed in the same venue where the Company’s environmental insurance recovery litigation had been pending since 1991. The New York action has been stayed in favor of the California suit. ITT, ACE and Nationwide Indemnity have successfully resolved the matter and the Company is working with other parties in the suit to resolve the matter as to those insurers.

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

On October 25, 2006, The Hartford and Fencourt Reinsurance Company (“Fencourt”), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company (a subsidiary of ACE). Century Indemnity Company was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of the predecessor ITT Corporation and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement (See “BUSINESS — Company History and Certain Relationships” of the Company’s 2007 Annual Report on Form 10-K for a description of the Distribution Agreement) and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding currently pending in New Jersey. The Company believes that this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On March 27, 2007, the Company reached a settlement relating to an investigation of its ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (“ITAR”) pursuant to which the Company pled guilty to two violations based on the export of defense articles without a license and the omission of material facts in required export reports. The Company was assessed a total of $50.0 in fines, forfeitures and penalties, which was accrued for fully as of December 31, 2006. Of the total, $30.0 was paid in 2007 with the remaining balance to be paid by the end of 2011, including $4.0 which was paid in the first quarter of 2008. ITT also entered into a Deferred Prosecution Agreement with the U.S. government which deferred action regarding a third count of violations related to ITAR pending the Company’s implementation of a remedial action plan, including the appointment of an independent monitor. The Company was assessed a deferred prosecution monetary penalty of $50.0 which the Company will reduce for monies spent by the Company, over the five years following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On October 11, 2007, the Company and the Department of Defense finalized an Administrative Compliance Agreement wherein the Company agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of the Company’s compliance programs. On December 28, 2007, the Company finalized a Consent Agreement with the Department of State wherein the Company agreed to undertake certain remedial actions, including appointment of a Special Compliance Official. Management believes that these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On April 17, 2007, the Company’s Board of Directors received a letter on behalf of a shareholder requesting that the Board take appropriate action against the employees responsible for the actions described in the Company’s agreements with the United States Attorney’s Office for the Western District of Virginia, which were disclosed on

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

Form 8-K filed on March 30, 2007. The Board of Directors appointed a Special Litigation Committee to evaluate the request. The Special Litigation Committee conducted an investigation with the assistance of independent counsel and concluded that no legal actions should be brought by the Company.

On April 20, 2007, the Company received notice of a shareholder derivative action, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, CA No. 07-CV-2878 (the “Piven” action), alleging that the Company’s Board of Directors breached their fiduciary duties in connection with the Company’s compliance programs at its Night Vision business. The Piven Complaint seeks compensatory and punitive damages for the Company from its Directors, the removal of the Directors, and the election of new directors. On July 12, 2007, the Company received notice of a second shareholder derivative action, Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Levy” action). The Levy Complaint asserts similar claims as the Piven Complaint and seeks compensatory damages for the Company from its Directors. On August 20, 2007, the Company received notice of a third derivative action, Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic], U.S. District Court for the Southern District of New York, CA No. 07-CV-6339 (the “Reale” action). The Reale action also names as John Doe defendants the individual managers allegedly responsible for the actions that gave rise to the Night Vision guilty plea, as well as the law firm that advised the Company in connection with a voluntary disclosure of violations. All three actions are consolidated before the U.S. District Court for the Southern District of New York, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB). On April 10, 2008, the Court denied the Company’s motion to dismiss the consolidated Complaint. The Company has filed a Motion for Reconsideration and the Defendants have filed a Motion to Dismiss on jurisdictional grounds. Both motions are currently pending before the Court.

On July 14, 2008, the Company received notice that a fourth derivative action was filed in the same court where the above matters are currently pending, Robert Wilkinson v. Steven R. Loranger et al. and ITT Corporation, U.S. District Court for the Southern District of New York, CA No. 08-CV-6318 (the “Wilkinson” action). The Wilkinson action names the same defendants as the above complaints and asserts similar claims and the Company expects that this action will be consolidated with the above cases. Management believes that these derivative suits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December of 2007, we entered into a sales-type lease agreement for our corporate aircraft and then leased the aircraft back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At September 30, 2008, we do not believe that a loss contingency is probable and therefore do not have an accrual recorded in our financial statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

ITT has a number of individually immaterial guarantees outstanding at September 30, 2008, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Product Warranties:

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. Changes in product warranty accruals for September 30, 2008 and 2007 were as follows:

	2008	2007

Balance as of January 1	$52.1	$46.8
Accruals for product warranties issued in the period	23.5	16.4
Changes in pre-existing warranties, including changes in estimates	1.0	(2.8)
Payments	(22.0)	(16.3)

Balance as of September 30	$54.6	$44.1

18)	Business Segment Information

	Three Months Ended September 30, 2008
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Product sales	$911.5	$948.3	$393.3	$—	$(3.3)	$2,249.8
Service revenues	37.8	591.2	0.5	—	—	629.5

Total sales and revenues	$949.3	$1,539.5	$393.8	$—	$(3.3)	$2,879.3
Operating income (expense)	$132.2	$187.8	$55.9	$(47.9)	$—	$328.0
Operating margin	13.9%	12.2%	14.2%	—	—	11.4%
Total assets	$3,055.0	$4,334.4	$1,440.2	$1,807.3	$—	$10,636.9

	Three Months Ended September 30, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Product sales	$819.3	$581.6	$314.6	$—	$(3.3)	$1,712.2
Service revenues	39.1	429.9	—	—	—	469.0

Total sales and revenues	$858.4	$1,011.5	$314.6	—	$(3.3)	$2,181.2
Operating income (expense)	$110.7	$137.1	$44.4	$(32.7)	$—	$259.5
Operating margin	12.9%	13.6%	14.1%	—	—	11.9%
Total assets(1)	$3,106.4	$4,466.2	$1,364.5	$2,615.6	$—	$11,552.7

(1)	As of December 31, 2007.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In millions, except per share amounts, unless otherwise stated)

	Nine Months Ended September 30, 2008
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Product sales	$2,744.5	$2,902.2	$1,255.6	$—	$(9.6)	$6,892.7
Service revenues	111.8	1,744.1	1.2	—	—	1,857.1

Total sales and revenues	$2,856.3	$4,646.3	$1,256.8	$—	$(9.6)	$8,749.8
Operating income (expense)	$373.0	$539.5	$195.3	$(140.9)	$—	$966.9
Operating margin	13.1%	11.6%	15.5%	—	—	11.1%
Total assets	$3,055.0	$4,334.4	$1,440.2	$1,807.3	$—	$10,636.9

	Nine Months Ended September 30, 2007
		Defense	Motion &
	Fluid	Electronics &	Flow	Corporate
	Technology	Services	Control	and Other	Eliminations	Total

Product sales	$2,416.3	$1,699.0	$962.3	$—	$(9.9)	$5,067.7
Service revenues	107.6	1,299.3	—	—	—	1,406.9

Total sales and revenues	$2,523.9	$2,998.3	$962.3	$—	$(9.9)	$6,474.6
Operating income (expense)	$307.3	$377.3	$149.4	$(105.8)	$—	$728.2
Operating margin	12.2%	12.6%	15.5%	—	—	11.2%
Total assets(1)	$3,106.4	$4,466.2	$1,364.5	$2,615.6	$—	$11,552.7

(1)	As of December 31, 2007.

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

We have a diverse business portfolio, which we believe is designed to respond to the following macro-economic growth drivers: global security and infrastructure demands, population growth, and environment trends. Although our business is affected by global, regional and industry-specific economic factors, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. While we do have some businesses that are linked to long- and short-cycle economies such as construction, defense, mining and minerals, transportation, automotive, and aerospace as industries, a disproportionate amount of our portfolio is responsive to large-scale drivers that are less sensitive to economic cycles. Furthermore, we drive our business to have the right mix of products and services by seeking a good combination of original equipment manufacturer (“OEM”) and after-market participation, a balance between products and services, and a proper global distribution.

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

Our three principal business segments are Fluid Technology, Defense Electronics & Services, and Motion & Flow Control.

2008 Outlook

We believe that some markets we serve are slowing as a result of the unprecedented credit crisis and projected softening of the global economic environment. In response to anticipated market conditions, we expect to accelerate restructuring activities across our businesses during the fourth quarter. These actions will reduce capacity and costs, optimize our manufacturing footprint and simplify our infrastructure.

Despite these actions, we will remain focused on our strategic long-term growth initiatives, and deployment of operational processes, which contribute to our continuous improvement.

Overall, we expect 2008 revenues to increase to between $11.5 billion and $11.6 billion. Revenues in the Defense Electronics & Services business segment are expected to grow between $6.1 billion and $6.2 billion led by continued growth in the Advanced Engineering & Sciences and Systems divisions and the integration of the newly acquired EDO Corporation (“EDO”). The Fluid Technology business segment expects to grow revenues between $3.7 billion and $3.8 billion due to growth in the Water & Wastewater and Industrial Process businesses. In the Motion & Flow Control business segment, revenues of approximately $1.6 billion are expected, with growth largely attributable to the integration of International Motion Control, Inc. (“IMC”) into the segment.

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

Competitive advantages of the Fluid Technology business segment include selling premier brands, strong distribution capabilities, and benefiting from an installed base of more than 14 million pumps worldwide, which provides a strong foundation for repair, replacement and retrofit aftermarket sales. The demand drivers of the business include population growth, urbanization, migration to coastal areas, social awareness, increased regulation, aging infrastructure, and demand from developing markets.

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

Results of Operations

For the quarter ended September 30, 2008, ITT reported sales and revenues of $2,879.3 and net income of $216.3, or $1.18 per diluted share, compared with sales and revenues of $2,181.2 and net income of $230.1 or $1.25 per diluted share for the quarter ended September 30, 2007. Net income for the quarter ended September 30, 2008 includes income from discontinued operations of $11.8 or $0.07 per diluted share compared to $61.5 or $0.33 per diluted share for the same comparable prior year period.

For the nine months ended September 30, 2008, ITT reported sales and revenues of $8,749.8 and net income of $609.2, or $3.31 per diluted share, compared with sales and revenues of $6,474.6 and net income of $583.8 or $3.17 per diluted share for the nine months ended September 30, 2007. These results include income of $9.5 or $0.05 per diluted share from discontinued operations compared to income from discontinued operations of $79.2 or $0.43 per diluted share, during 2008 and 2007, respectively.

Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

Consolidated Financial Results

	Three Months Ended September 30				Nine Months Ended September 30
			Increase (Decrease)				Increase (Decrease)
	2008	2007	%/Point Change		2008	2007	%/Point Change

Sales and revenues	$2,879.3	$2,181.2	32.0%		$8,749.8	$6,474.6	35.1%
Costs of sales and revenues	2,068.6	1,540.1	34.3%		6,311.1	4,606.9	37.0%
Gross profit	810.7	641.1	26.5%		2,438.7	1,867.7	30.6%
Selling, general and administrative expenses	417.0	327.6	27.3%		1,283.4	978.5	31.2%
Research & development expenses	60.7	46.8	29.7%		172.5	129.9	32.8%
Restructuring and asset impairment charges, net	5.0	7.2	(30.6)%		15.9	31.1	(48.9)%
Operating income	328.0	259.5	26.4%		966.9	728.2	32.8%
Interest expense	29.3	25.8	13.6%		101.3	68.7	47.5%
Interest income	8.3	12.6	(34.1)%		24.6	31.0	(20.6)%
Income tax expense	98.6	73.1	34.9%		279.9	175.3	59.7%
Income from continuing operations	204.5	168.6	21.3%		599.7	504.6	18.8%
Income from discontinued operations, net of tax	11.8	61.5	(80.8)%		9.5	79.2	(88.0)%

Gross margin	28.2%	29.4%	(120	) bps	27.9%	28.8%	(90	) bps
Selling, general and administrative expenses as a % of sales	14.5%	15.0%	(50	) bps	14.7%	15.1%	(40	) bps
Research & development expenses as a % of sales	2.1%	2.1%	—		2.0%	2.0%	—
Operating margin	11.4%	11.9%	(50	) bps	11.1%	11.2%	(10	) bps
Effective tax rate	32.5%	30.2%	230	bps	31.8%	25.8%	600	bps

Sales and Revenues

Sales and revenues increased $698.1 or 32.0% to $2,879.3 for the third quarter of 2008, over the same prior year period. Excluding the impact of foreign currency translation (“constant currency basis”), sales and revenues for the third quarter increased $660.0. Sales and revenues from acquired companies, including EDO (acquired during the fourth quarter of 2007) and IMC (acquired during the third quarter of 2007), contributed $491.0 during the third quarter of 2008. Organic sales and revenues (defined as sales and revenues from existing businesses on a constant currency basis) contributed $169.0 to our overall revenue growth, primarily due to higher volume and price, including the impact of new products and programs.

Sales and revenues for the nine months ended September 30, 2008 increased $2,275.2 to $8,749.8, representing a 35.1% increase over the same prior year period. On a constant currency basis, sales and revenues increased $2,083.3, including contributions from acquisitions of $1,563.6. Organic sales and revenues grew $519.7 over 2007, primarily attributable to higher volume and price, and the impact of new products and programs.

The following table further illustrates the impact of organic growth, acquisitions, and foreign currency translation fluctuations on sales and revenues during these periods.

	Three	Nine
	Months	Months
	2008/2007	2008/2007
	% Change	% Change

Organic growth	7.7%	8.0%
Acquisitions	22.6%	24.1%
Foreign currency translation	1.7%	3.0%

Sales and revenues	32.0%	35.1%

During the third quarter of 2008, we received orders of $3,339.6, an increase of $961.2 or 40.4% over the same prior year period. On a constant currency basis, orders grew $918.8 or 38.6%. This increase was attributable to organic growth of $305.9 or 12.9%, including contributions from each of our business segments, and orders from acquisitions of $612.9 or 25.7%, including the addition of EDO and IMC. Orders received during the first nine months of 2008 increased $2,443.2 or 38.2% over the prior year, including $1,319.9 or 20.6% from acquisitions, and organic growth of $920.2 or 14.4%. Foreign currency translation had a positive impact of 1.8% and 3.2% for the third quarter and nine month period ended September 30, 2008, respectively.

Costs of Sales and Revenues and Gross Profit

Costs of sales and revenues were $2,068.6 and $6,311.1 for the third quarter and nine month period ended September 30, 2008, respectively. This represents increases of $528.5 or 34.3% and $1,704.2 or 37.0% over the same prior year periods. These increases were primarily attributable to the acquisitions of EDO and IMC, higher sales volume and an unfavorable impact from foreign exchange translation.

Gross profit for the third quarter of 2008 was $810.7, a 26.5% increase compared to $641.1 during the same prior year period. Gross profit for the first nine months of 2008 was $2,438.7, a 30.6% increase compared to $1,867.7 during the same prior year period. Gross margin was 28.2% and 27.9% for the third quarter and nine month period ended September 30, 2008, respectively, compared to 29.4% and 28.8% over the same prior year periods. The year-over-year decreases were driven by higher production costs and unfavorable sales mix, but were partially offset by our productivity and strategic initiatives, including our efforts to improve supply chain productivity and control material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $417.0 and $1,283.4 for the third quarter and nine month period ended September 30, 2008, respectively, an increase of $89.4 and $304.9 over the same prior year period. The year-over-year increases were primarily attributable to the acquisitions of EDO and IMC, and a negative impact from changes in foreign currency exchange rates. SG&A as a percent of sales was 14.5% and 14.7% for the third quarter and first nine months of 2008, compared to 15.0% and 15.1% during the same prior year periods.

Research & Development Expenses

Research and development expenses (“R&D”) were $60.7 and $172.5 for the third quarter and nine month period ended September 30, 2008, respectively, compared to $46.8 and $129.9 during the same prior year periods. The year-over-year increases were primarily attributable to the acquisitions of EDO and IMC. R&D expense as a percentage of sales was consistent over the same periods as we continued our efforts to support product development.

Operating Income

Operating income increased $68.5 or 26.4% and $238.7 or 32.8% during the third quarter and first nine months of 2008 over the same prior year periods. These increases were largely due to the impact from the EDO and IMC acquisitions. In addition, organic contributions were realized at each business segment. These contributions were primarily attributable to higher sales volumes and price, benefits from operating efficiencies, and cost savings initiatives, partially offset by unfavorable sales mix, and increased SG&A expenses.

Operating margin decreased 50 basis points to 11.4% and 10 basis points to 11.1% for the third quarter and nine month period ended September 30, 2008, respectively, over the same prior year periods. These results primarily reflect the benefits from operating efficiencies and cost savings initiatives, partially offset by unfavorable sales mix, and the impact of acquisitions (higher amortization of intangible assets).

Interest Expense and Interest Income

Interest expense during the third quarter and first nine months of 2008 increased $3.5 and $32.6, respectively, compared to the same prior year periods. These increases were primarily attributable to higher levels of debt, reflecting our funding for acquisitions and capital expenditures during the periods, and tax related charges partially offset by lower interest rates during the current year. In addition, partially offsetting the nine month year-over-year variance is a decrease in accrued interest of $7.0 as a result of the settlement of a tax examination during the second quarter of 2007.

We recorded interest income of $8.3 and $24.6 for the third quarter and nine month period ended September 30, 2008, respectively. This represents year-over-year decreases of $4.3 and $6.4, respectively, which were primarily attributable to a lower average balance of cash and cash equivalents during the second and third quarters of 2008.

Income Tax Expense

Income tax expense for the quarter and nine month period ended September 30, 2008 was $98.6 and $279.9, respectively, an increase of $25.5 and $104.6 over the same prior year periods. The effective tax rate for the quarter and nine month period ended September 30, 2008 was 32.5% and 31.8%, respectively, compared to 30.2% and 25.8% during the prior year.

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

Segment Review

	Sales & Revenues		Operating Income		Operating Margin
Three Months Ended September 30	2008	2007	2008	2007	2008	2007

Fluid Technology	$949.3	$858.4	$132.2	$110.7	13.9%	12.9%
Defense Electronics & Services	1,539.5	1,011.5	187.8	137.1	12.2%	13.6%
Motion & Flow Control	393.8	314.6	55.9	44.4	14.2%	14.1%
Eliminations/Corporate and Other	(3.3)	(3.3)	(47.9)	(32.7)	—	—

	$2,879.3	$2,181.2	$328.0	$259.5	11.4%	11.9%

	Sales & Revenues		Operating Income		Operating Margin
Nine Months Ended September 30	2008	2007	2008	2007	2008	2007

Fluid Technology	$2,856.3	$2,523.9	$373.0	$307.3	13.1%	12.2%
Defense Electronics & Services	4,646.3	2,998.3	539.5	377.3	11.6%	12.6%
Motion & Flow Control	1,256.8	962.3	195.3	149.4	15.5%	15.5%
Eliminations/Corporate and Other	(9.6)	(9.9)	(140.9)	(105.8)	—	—

	$8,749.8	$6,474.6	$966.9	$728.2	11.1%	11.2%

Fluid Technology

For the quarter and nine months ended September 30, 2008, sales and revenues from the Fluid Technology business segment increased $90.9 or 10.6% and $332.4 or 13.2%, respectively, over the same prior year periods. The following table illustrates the impact of organic growth, acquisitions, and foreign currency translation fluctuations on sales and revenues during these periods.

	Three	Nine
	Months	Months
	2008/2007	2008/2007
	% Change	% Change

Organic growth	7.5%	8.0%
Acquisitions	0.2%	0.3%
Foreign currency translation	2.9%	4.9%

Sales and revenues	10.6%	13.2%

During the third quarter and first nine months of 2008, the Fluid Technology business segment recognized sales and revenues on a constant currency basis of $924.7 and $2,731.6, respectively, an increase of $66.3 or 7.7% and $207.7 or 8.3% over the same 2007 periods. Organic sales grew by $64.0 or 7.5% and $201.3 or 8.0% over the same periods. Factors driving these contributions were as follows:

Water & Wastewater	Organic sales increased $29.5 or 7.6% and $83.0 or 7.1% for the quarter and nine month period ended September 30, 2008, respectively, due to strength in water/wastewater transport, particularly within the municipal market, and dewatering, primarily attributable to the mining market. Despite strong results during 2008, order rates suggest a slowing demand within the municipal market.

Residential & Commercial Water	Organic sales increased $12.4 or 4.1% and $47.2 or 5.4% for the quarter and nine month period ended September 30, 2008, respectively, due to strength in commercial and agriculture/irrigation applications, offset by weakness in the Americas residential market.

Industrial Process	Organic sales increased by $24.5 or 14.1% and $78.5 or 15.3% for the quarter and nine month period ended September 30, 2008, respectively, due to strength in our industrial operations, particularly within the chemical, oil and gas, power and mining markets.

The Fluid Technology business segment received orders of $1,017.1 for the third quarter of 2008, an increase of $87.3 or 9.4% over 2007, including $26.4 and $2.3 attributable to the impact of foreign currency translation and acquisitions, respectively. Organic orders increased $58.6 or 6.3% over the same prior year period. Orders received during the first nine months of 2008 increased $393.2 or 14.3% over the prior year with $251.5 or 9.1% attributable to organic growth, an impact of $134.7 or 4.9% from foreign currency translation, and $7.0 due to acquisitions.

Operating income for the third quarter and first nine months of 2008 increased $21.5 or 19.4% and $65.7 or 21.4%, respectively, over 2007. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating income increased $12.3 or 11.1% and $57.8 or 18.8%, respectively, over the same periods. These increases were attributable to higher sales volume and price, productivity improvements and strategic initiatives, partially offset by material and labor cost increases, and a negative impact from sales mix.

The Fluid Technology business segment reported third quarter 2008 operating margins of 13.9%, an increase of 100 basis points over the same prior year period. Excluding the impact of foreign currency translation/transaction and contributions from acquisitions, operating margins increased 40 basis points to 13.3% for the third quarter of 2008. For the nine month period ended September 30, 2008, the Fluid Technology business segment reported operating margins of 13.1%, an increase of 90 basis points over 2007. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating margins increased 120 basis points to 13.4% over the same period. The improved profitability over both periods was primarily attributable to the benefit from productivity improvements and strategic initiatives, partially offset by a negative impact from sales mix.

Defense Electronics & Services

For the quarter and nine months ended September 30, 2008, sales and revenues from the Defense Electronics & Services business segment increased $528.0 or 52.2% and $1,648.0 or 55.0%, respectively, over the same prior year periods. The following table illustrates the impact of organic growth, and acquisitions on sales and revenues during these periods.

	Three	Nine
	Months	Months
	2008/2007	2008/2007
	% Change	% Change

Organic growth	8.7%	8.6%
Acquisitions	43.5%	46.4%

Sales and revenues	52.2%	55.0%

Acquisitions contributed $440.8 and $1,390.8 in sales and revenues for the third quarter and nine month period ended September 30, 2008. These contributions were primarily attributable to the EDO acquisition. Organic sales increased $87.6 or 8.7% and $257.8 or 8.6% during the third quarter and nine month period ended September 30, 2008, respectively, compared to 2007. These increases were attributable to sales growth in our Advanced Engineering & Sciences business, driven by both existing contracts and new contracts, such as the Federal Aviation Administration contract to build the next generation air-traffic control system, and contributions from the Communications Systems, driven by strength in international sales, and the Systems businesses. During the third quarter of 2008, the Space Systems business contributed positively to the overall increase, driven by GPS Navigation and the GeoEye projects, but declined year-over-year for the first nine months of 2008, due to other government programs. Electronic Systems was negatively impacted during the third quarter of 2008 primarily due to timing of programs.

The Defense Electronics & Services business segment received orders of $1,921.3 for the third quarter of 2008, an increase of $795.2 or 70.6% over 2007, including $562.7 or 50.0% attributable to acquisitions. Organic orders increased $232.2 or 20.6% over the same prior year period. Orders received during the first nine months of 2008 increased $1,767.0 or 66.1% over the prior year with $1,144.6 or 42.8% attributable to acquisitions, and organic growth of $622.1 or 23.3%.

Fluctuations in sales and order growth within the Defense Electronics & Services business segment illustrate how the level of activity related to programs can, at times, be affected by timing within government funding authorization and project evaluation cycles.

Operating income for the third quarter of 2008 increased $50.7 or 37.0% over the same prior year period. Organic operating income increased $16.1 or 11.7%. For the nine month period ended September 30, 2008, operating income increased $162.2 or 43.0% over 2007. Organic operating income increased $53.9 or 14.3%. These increases were primarily attributable to the previously mentioned organic sales growth.

The Defense Electronics & Services business segment reported third quarter 2008 operating margins of 12.2%, a decrease of 140 basis points compared to 2007, and reported operating margins of 11.6% for the first nine months of 2008, a decrease of 100 basis points from the same prior year period. These decreases were primarily attributable to higher amortization of intangible assets recognized as a result of the EDO acquisition. Excluding the impact of acquisitions, operating margins grew 30 and 60 basis points over the same periods.

Motion & Flow Control

For the quarter and nine months ended September 30, 2008, sales and revenues from the Motion & Flow Control business segment increased $79.2 or 25.2% and $294.5 or 30.6%, respectively, over the same prior year periods, primarily due to the acquisition of IMC. The following table illustrates the impact of organic growth, acquisitions, and foreign currency translation fluctuations on sales and revenues during these periods.

	Three	Nine
	Months	Months
	2008/2007	2008/2007
	% Change	% Change

Organic growth	5.5%	6.2%
Acquisitions	15.3%	17.3%
Foreign currency translation	4.4%	7.1%

Sales and revenues	25.2%	30.6%

During the third quarter and first nine months of 2008, the Motion & Flow Control business segment recognized sales and revenues on a constant currency basis of $379.9 and $1,188.8 respectively. This represents an increases of $65.3 or 20.8% and $226.5 or 23.5% over the same 2007 periods, including organic sales growth of $17.4 or 5.5% and $60.1 or 6.2%, respectively. Factors driving these contributions were as follows:

Friction Technologies	Organic sales increased $7.5 or 8.5% and $37.3 or 12.8% for the quarter and nine month period ended September 30, 2008. These increases were attributable to higher volumes of OEM components (new platform wins), and aftermarket brake pad sales. These contributions were partially offset by a general slowdown during the third quarter of 2008 in the European and North American automotive markets.

Interconnect Solutions	Organic sales increased on higher volumes by $8.0 or 7.5% for the quarter ended September 30, 2008, primarily attributable to strength in the military, aerospace and oil exploration markets in North America and in the medical and rail markets in Asia while organic sales increased $16.3 or 5.1% for the nine month period ended September 30, 2008, primarily attributable to the Americas and Asia markets (strength in medical, defense, aerospace, rail and industrial markets, particularly within the oil & gas industry).

Flow Control	Organic sales decreased $5.5 or 9.1% and $11.9 or 6.2% for the quarter and nine month period ended September 30, 2008. These decreases were primarily attributable to an overall decline in the bath, spa and whirlpool markets. Although September 2008 year-to-date international marine and recreational vehicle market sales have increased year-over-year, third quarter results included declines in both our domestic and international markets. Declining market conditions are expected to continue in the fourth quarter of 2008. Partially offsetting these declines are positive contributions from the domestic beverage market.

Aerospace Controls	Organic sales increased $2.9 or 11.1% and $10.8 or 14.4% for the quarter and nine month period ended September 30, 2008, respectively, driven by strength in commercial/aerospace aftermarket products, partially offset by a negative impact from the current Boeing labor strike.

Energy Absorption	Organic sales increased $3.4 or 11.3% and $6.6 or 8.0% for the quarter and nine month period ended September 30, 2008, respectively, driven by strength in the railway and bus and truck markets, partially offset by softness in automobile aftermarket product sales.

The Motion & Flow Control business segment received orders of $402.3 for the third quarter of 2008, an increase of $76.6 or 23.5% over 2007, including $47.9 or 14.7% and $15.6 or 4.8% attributable to the impact of acquisitions and foreign currency translation, respectively. Organic orders increased $13.1 or 4.0% over the same prior year period. Orders received during the first nine months of 2008 increased $282.3 or 28.7% over the prior year with $168.3 or 17.1% attributable to acquisitions, an impact of $68.3 or 6.9% from foreign currency translation, and organic growth of $45.7 or 4.6%.

Operating income for the third quarter and first nine months of 2008 increased $11.5 or 25.9% and $45.9 or 30.7%, respectively, over 2007. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating income decreased $2.5 or 5.6% and increased $9.0 or 6.0%, respectively, over the same periods. Higher volume and productivity improvements and strategic initiatives contributed positively to both periods, but were offset during the third quarter and partially offset during the first nine months of 2008 by higher material and labor costs and the negative impact from sales price.

The Motion & Flow Control business segment reported third quarter 2008 operating margins of 14.2%, an increase of 10 basis points over the same prior year period. For the nine month period ended September 30, 2008, operating margins were flat year-over-year at 15.5%. Excluding the impact of foreign exchange translation/transaction and contributions from acquisitions, operating margins were flat year-over-year at 14.1% and 15.5% for the third quarter and nine month period ended September 30, 2008, respectively. These results include investments in marketing, research and development and other business related activities, offset by benefits from productivity improvements and strategic initiatives.

Corporate and Other

Corporate expenses of $47.9 and $140.9 for the third quarter and nine month period ended September 30, 2008 increased $15.2 and $35.1, respectively, compared to the same prior year periods, primarily reflecting higher costs associated with legacy litigation matters, as well as corporate initiatives, including expanded resources and review procedures in the tax accounting function.

Restructuring and Asset Impairment Charges

2008 Impairment Charges

During the third quarter of 2008, we recognized a $1.1 impairment charge related to one of our Motion & Flow Control businesses. This charge reflects the reduction of our expected future earnings for this business.

2008 Restructuring Activities

Three Months Ended September 30

During the third quarter of 2008, we recorded a net restructuring charge of $3.9, reflecting costs of $1.9 related to new actions and $2.0 related to prior actions.

Components of Charges

	2008 Actions — Three Months Ended September 30
		Other		Planned	Prior Actions
		Employee-		Position	Additional
	Severance	Related Costs	Total	Eliminations	Costs

Fluid Technology	$1.2	$—	$1.2	22	$1.4
Motion & Flow Control	0.5	0.2	0.7	1	0.6

	$1.7	$0.2	$1.9	23	$2.0

The charges associated with actions announced during the third quarter of 2008 represent a reduction of structural costs in the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations total 23, including 21 office workers and two management employees. The costs associated with prior actions reflect severance, lease cancellation and move related costs.

The projected future savings from restructuring actions announced during the third quarter of 2008 are approximately $0.3 during 2008 and $8.5 between 2009 and 2013. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $0.1 were made during the third quarter of 2008 related to actions announced during that period.

Nine Months Ended September 30

During the nine months ended September 30, 2008, we recorded a net restructuring charge of $14.8, reflecting costs of $9.3 related to new actions and $6.6 related to prior years’ plans, as well as the reversal of $1.1 of restructuring accruals that management determined would not be required.

Components of Charges

	2008 Actions — Nine Months Ended September 30					Prior
		Other	Lease		Planned	Years’ Plans
		Employee-	Cancellation &		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$5.4	$0.2	$0.4	$6.0	73	$3.0	$(0.6)
Defense Electronics & Services	1.3	—	0.3	1.6	13	0.1	(0.2)
Motion & Flow Control	0.9	0.2	—	1.1	11	3.5	(0.3)
Corporate and Other	0.5	—	0.1	0.6	1	—	—

	$8.1	$0.4	$0.8	$9.3	98	$6.6	$(1.1)

The charges associated with actions announced during the first nine months of 2008 primarily represent a reduction of structural costs in all business segments and a site closure within the Motion & Flow Control business segment. Planned position eliminations total 98, including 13 factory workers, 73 office workers and 12 management employees. The costs associated with the prior years’ plans primarily reflect severance costs, as well as lease cancellation and move related costs.

The projected future savings from restructuring actions announced during the first nine months of 2008 are approximately $3.7 during 2008 and $47.8 between 2009 and 2013. The savings primarily represent lower salary and wage expenditures and will be reflected in “Costs of Sales and Revenues” and “Selling, General and Administrative Expenses.”

Payments of $4.3 were made during the first nine months of 2008 related to actions announced during that period.

2007 Restructuring Activities

Three Months Ended September 30

During the third quarter of 2007, we recorded a net restructuring charge of $7.2, reflecting costs of $5.8 related to actions during the quarter and $1.9 related to prior actions, as well as the reversal of $0.5 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Three Months Ended September 30
		Other	Lease			Planned	Prior Actions
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Impairments	Total	Eliminations	Costs	Accruals

Fluid Technology	$4.3	$0.1	$0.1	$0.7	$5.2	47	$1.4	$—
Defense Electronics & Services	0.1	—	—	—	0.1	4	0.1	(0.3)
Motion & Flow Control	0.5	—	—	—	0.5	27	0.4	(0.2)

	$4.9	$0.1	$0.1	$0.7	$5.8	78	$1.9	$(0.5)

The charges associated with actions announced during the third quarter of 2007 represent a reduction of structural costs in all business segments. Planned position eliminations total 78, including 22 factory workers, 49 office workers and seven management employees. The costs associated with the prior actions are largely due to additional severance costs as well as asset impairments.

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

Nine Months Ended September 30

During the nine months ended September 30, 2007, we recorded a net restructuring charge of $31.1, reflecting costs of $26.1 related to actions during the nine months and $6.7 related to prior years’ plans, as well as the reversal of $1.7 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 Actions — Nine Months Ended September 30
							Prior Years’
		Other	Lease			Planned	Plans
		Employee-	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Other Costs	Impairments	Total	Eliminations	Costs	Accruals

Fluid Technology	$15.6	$0.4	$0.9	$1.3	$18.2	254	$2.9	$(0.9)
Defense Electronics & Services	2.4	—	1.3	—	3.7	43	2.9	(0.3)
Motion & Flow Control	2.4	—	—	—	2.4	48	0.9	(0.5)
Corporate and Other	1.8	—	—	—	1.8	2	—	—

	$22.2	$0.4	$2.2	$1.3	$26.1	347	$6.7	$(1.7)

The charges associated with actions announced during the first nine months of 2007 represent a reduction of structural costs in all business segments and the planned closure of three facilities in the Fluid Technology business segment and one facility in the Defense Electronics & Services business segment. Planned position eliminations total 347, including 172 factory workers, 160 office workers and 15 management employees. The costs associated with the prior years’ plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset impairments and severance costs.

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

In response to anticipated market conditions, we expect to accelerate restructuring activities across our businesses during the fourth quarter of 2008. Restructuring and other related charges associated with these actions is expected to be approximately $74.0.

Employee Benefit Plans

The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

Recent deterioration in the securities markets has impacted the value of the assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying consolidated condensed financial statements as of and for the nine months ended September 30, 2008, based on the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which require plan assets and obligations to be re-measured at December 31, 2008. Should values not recover before December 31, 2008, the decline in fair value of our plans would result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further, the decline in fair value may result in additional cash contributions during 2009 in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows, and we have demonstrated the ability to meet any additional funding requirements through the utilization of various debt vehicles, including the issuance of commercial paper. Our funding needs are monitored and strategies are executed to meet overall cash requirements, including the management of our capital structure on a short and long-term basis. We believe that available cash, committed credit facilities and access to the public debt markets provide adequate short-term and long-term liquidity.

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have and will continue to transfer cash from those subsidiaries to U.S. and to other international subsidiaries when it is cost effective to do so.

Significant factors that affect our overall management of liquidity include the adequacy of commercial paper and bank lines of credit, and the ability to attract long-term capital at satisfactory terms.

Recent declines in the worldwide debt and equity markets have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during the first nine months of 2008. If our access to the commercial paper market is adversely affected, we believe that alternative sources of liquidity, including available cash and existing committed credit facilities, would be sufficient to meet our short-term funding requirements.

Current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	September 30,	December 31,
	2008	2007

Cash & cash equivalents	$957.3	$1,840.0
Total debt	2,141.4	3,566.0
Net debt	1,184.1	1,726.0
Total shareholders’ equity	4,412.3	3,944.8
Total capitalization (debt plus equity)	6,553.7	7,510.8
Net capitalization (debt plus equity less cash and cash equivalents)	5,596.4	5,670.8
Debt to total capitalization	32.7%	47.5%
Net debt to net capitalization	21.2%	30.4%

Credit Facilities and Commercial Paper Program

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

The provisions of this agreement require that we maintain an interest coverage ratio, as defined, of 3.5 times. At September 30, 2008, we were in compliance with our debt covenants.

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

Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. Generally, the revolving credit agreements serve as backup for our commercial paper program; however, we may draw on any excess funds via these facilities in order to satisfy our cash requirements. As of September 30, 2008, our outstanding commercial paper was supported by 60% of funds available to us under our credit facilities, with the remaining 40% unreserved and available to us at our discretion.

			Amount in
	Credit	Commercial	Excess of
	Facility	Paper	Commercial
	Amount	Outstanding	Paper Balance

November 2005 Credit Facility	$1,750.0	$1,643.5	$106.5
March 2008 Credit Facility	1,000.0	—	1,000.0

	$2,750.0	$1,643.5	$1,106.5

Cash Flow Summary

	Nine Months Ended
	September 30
	2008	2007

Operating Activities	$896.0	$490.1
Investing Activities	(362.5)	(270.0)
Financing Activities	(1,396.4)	221.5
Foreign Exchange	(12.2)	70.7

Cash and cash equivalents declined $882.7 to $957.3 during the first nine months of 2008. The $896.0 of cash ITT generated from operating activities was more than offset by repayment of $1,254.1 of short-term debt, funding acquisitions and capital investments in the business, while at the same time returning value to the shareholders through dividend payments which increased 25% from 2007.

Operating Activities

Cash provided by operating activities in the first nine months of 2008 increased $405.9 from the prior year. This significant increase is partially due to a $176.2 increase in income from continuing operations excluding non-cash increases in depreciation and amortization, combined with a reduction in contributions to the U.S. Salaried Pension Plan (reflected within the change of other current and non-current assets). There were no contributions to the U.S. Salaried Pension Plan made in 2008 as compared to $50.0 in 2007. Also driving the increase is a higher cash benefit from accrued and deferred taxes of $111.0 primarily related to higher tax liabilities combined with a $99.5 reduction in the use of cash from accounts receivable, primarily driven by improved cash collections within the Fluid Technology business segment.

Additionally, EDO businesses were a significant contribution underlying the overall operating cash flow performance.

Investing Activities

Additions to Plant, Property and Equipment:

Capital expenditures during the first nine months of 2008 were $136.6, an increase of $28.4 as compared to the first nine months of 2007. The increase is driven by higher spending of $15.9 in the Motion & Flow Control business segments as a result of a new research and development facility in Europe, combined with timing of investments as compared to last year, and an increase of $8.9 in the Defense Electronics & Services business segment primarily due to the addition of EDO 2008 results. Additionally, we invested $10.7 related to the leasehold improvements for ITT’s new headquarters that consolidates its corporate headquarters and the headquarters operations of its Fluid Technology and Motion & Flow Control business segments.

Acquisitions:

During the first nine months of 2008, we spent $194.8 related to additional costs for the EDO acquisition within the Defense Electronics & Services business segment, largely for repayment of debt acquired. We also spent $46.2 on acquisitions of several other smaller companies.

Divestitures:

During the third quarter of 2007, we completed the sale of substantially all of the Switches businesses for net proceeds of $225.7.

We completed the sale of the remaining portion of the Switches businesses to the same buyer during the third quarter of 2008 for net proceeds of $5.1.

Financing Activities

Debt

	September 30,	December 31,
	2008	2007

Commercial paper	$1,643.5	$1,589.7
Other debt	18.8	1,493.3

Short-term debt and current maturities of long-term debt	1,662.3	3,083.0
Long-term debt	479.1	483.0

Total debt	$2,141.4	$3,566.0

Total debt at September 30, 2008 was $2.1 billion, compared to $3.6 billion at December 31, 2007. The decrease primarily reflects payments made during the first quarter of 2008.

Share Repurchases

In the first nine months of 2008, we repurchased 1.2 shares for $75.0 in connection with our $1 billion share repurchase program. As of September 30, 2008 we had repurchased 7.1 shares for $430.8 under our $1 billion share repurchase program, including commission fees. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders.

Critical Accounting Estimates

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2007 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting policies or estimates during the first nine months of 2008.

New Accounting Pronouncements

ITT adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. This statement, issued by the FASB in September 2006, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Furthermore, the FASB has proposed FSP 157-c which clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008, although the FASB has since placed FSP-157-c under redeliberations. Additionally, on October 3, 2008, the FASB proposed FSP 157-d, which amends SFAS 157 to give an example of how to determine the fair value of a financial asset in an inactive market. FSP 157-d does not change the fair value measurement principles in SFAS 157. SFAS 157 did not have a material effect on ITT’s financial statements for the nine months ended September 30, 2008 and ITT does not expect this statement to have a material effect on its financial statements in future periods.

ITT adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) effective January 1, 2008. SFAS 159, issued by the FASB in February 2007, permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 did not have a material effect on ITT’s financial statements for the nine months ended September 30, 2008 and ITT does not expect this statement to have a material effect on its financial statements in future periods.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments have not changed materially from those disclosed in the 2007 Annual Report on Form 10-K.

Forward-Looking Statements

“Safe Harbor Statement” under the Private Securities Litigation Reform Act of 1995 (“the Act”):

Certain material presented herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Act. These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include general global economic conditions, decline in consumer spending, interest and foreign currency exchange rate fluctuations, availability of commodities, supplies and raw materials, competition, acquisitions or divestitures, changes in government defense budgets, employment and pension matters, contingencies related to actual or alleged environmental contamination, claims and concerns, intellectual property matters, personal injury claims, governmental investigations, tax obligations and income tax accounting, and changes in generally accepted accounting principles. Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Continued market deterioration could jeopardize certain counterparty obligations, including those of our insurers and financial institutions. Other factors are more thoroughly set forth in Item 1. Business, Item 1 A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements in the ITT Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and other ITT filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management Assessment on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. Based on that assessment, the Company’s management, including its CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective because it has not yet been concluded that the material weakness in the Company’s internal control over financial reporting reported as of December 31, 2007 in the Company’s Annual Report on Form 10-K has been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified during the nine months ended September 30, 2008, except for the implementation of measures described below under “Remediation of Material Weakness.”

Remediation of Material Weakness

The Company has implemented, or plans to implement, certain measures to remediate the material weakness relating to the Company’s income tax closing process identified in the Company’s 2007 Annual Report on Form 10-K. As of the date of the filing of this Quarterly Report on Form 10-Q, the following measures are completed or in process:

•	Conducted a comprehensive evaluation of the income tax department organizational structure and processes

•	Expanding technical resources and enhancing review procedures in the income tax accounting function

•	Assessed the existing internal control structure and implementing new controls, including enhanced reconciliations and analyses of income tax provisions and payable and deferred account balances.

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

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2007 Annual Report on Form 10-K except for as follows:

Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Continued market deterioration could jeopardize certain counterparty obligations, including those of our insurers and financial institutions.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs(2)	Plans or Programs(2)
				(In millions)

7/1/08 — 7/31/08	—	$—	—	$594.2
8/1/08 — 8/31/08	30,600	$65.18	30,600	$592.3
9/1/08 — 9/30/08	379,997	$60.52	379,997	$569.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a three-year $1 billion share repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to pay dividends, complete strategic acquisitions, invest in our business, repay debt, and repurchase common stock to cover option exercises and restricted stock issuances and make discretionary repurchases of our common stock. As of September 30, 2008, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

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
(Principal accounting officer)

October 27, 2008

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

(10)		Material contracts

(10.1)		Reserved

(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger	Incorporated by reference to Exhibit 10.2 of ITT Industries’ Form 10-Q for the quarter ended June 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.6)	*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.7)	*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.8)	*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.9)	*	ITT Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Special Senior Executive Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.11)	*	ITT Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004)	Incorporated by reference to Exhibit 10.11 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB	Incorporated by reference to Exhibit 10.14 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.16)	*	ITT Excess Pension Plan II (as amended and restated as of July 13, 2004) ITT Industries Excess Pension Plan II formerly known as (as amended and restated as of July 13, 2004	Incorporated by reference to Exhibit 10.15 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.16 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).

(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.21)		Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.22)	Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).

(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).

(10.26)	Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).

(10.27)	Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).

(10.28) *	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).

(10.31)	*	Employment Agreement dated as of May 31, 2005 and effective as of July 1, 2005 between ITT Industries, Inc. and George E. Minnich	Incorporated by reference to Exhibit 10.31 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005. (CIK No. 216228, File No. 1-5672).

(10.32)	*	Separation Agreement dated September 7, 2005 and effective as of September 30, 2005 between ITT Industries, Inc. and Robert Ayers	Incorporated by reference to Exhibit 99.1 to ITT Industries’ Form 8-K dated September 8, 2005 (CIK No. 216228, File No. 1-5672).

(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).

(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

(10.39)	*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).

(10.40)	*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).

(10.41)		Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).

(10.42)		Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.43)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).

(10.44)	Credit Agreement	Incorporated by reference to Exhibit 2.01 to ITT Corporation’s Form 8-K dated December 20, 2007(CIK No. 216228, File No. 1-5672).

(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).

(10.46)	ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement — Non-Employee Director	Incorporated by reference to Exhibit 10.46 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.47)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.47 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

(10.48)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Attached

(10.49)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Attached

(10.50)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Attached

(10.51)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Attached

10.52)	ITT 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Attached

Exhibit
Number	Description	Location

(11)	Statement re computation of per share earnings	Not required to be filed.

(12)	Statement re computation of ratios	Not required to be filed.

(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006. (CIK No. 216228, File No. 1-5672).

(21)	Subsidiaries of the Registrant	Not required to be filed.

(22)	Published report regarding matters submitted to vote of security holders	Not required to be filed.

(24)	Power of attorney	None

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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