Form 10-K
period 2008-12-31
ITT CORP
filed 2009-02-25
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2008 was approximately $11.5 billion.
As of January 31, 2009, there were outstanding 181.8 million shares of common stock, $1 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 12, 2009, are incorporated by reference in Part III of this Form 10-K.

ITEM		PAGE
PART I
1	Business	2
1A	Risk Factors	9
1B	Unresolved Staff Comments	12
2	Properties	13
3	Legal Proceedings	13
4	Submission of Matters to a Vote of Security Holders	13
*	Executive Officers of the Registrant	14

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
	Performance Graph	16
6	Selected Financial Data	17
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A	Quantitative and Qualitative Disclosures About Market Risk	39
8	Financial Statements and Supplementary Data	39
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
9A	Controls and Procedures	39
9B	Other Information	43

PART III
10	Directors, Executive Officers and Corporate Governance	43
11	Executive Compensation	43
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
13	Certain Relationships and Related Transactions, and Director Independence	43
14	Principal Accounting Fees and Services	43

PART IV
15	Exhibits and Financial Statement Schedule	44
Signatures		II-1
Exhibit Index		II-2

EX-10.1: SEPARATION AGREEMENT WITH NICHOLAS P. HILL
EX-10.9: SPECIAL SENIOR EXECUTIVE SEVERANCE PAY PLAN
EX-10.11: ENHANCED SEVERANCE PAY PLAN
EX-10.12: DEFERRED COMPENSATION PLAN
EX-10.14: EXCESS PENSION PLAN IA
EX-10.15: EXCESS PENSION PLAN IB
EX-10.16: EXCESS PENSION PLAN IIA
EX-10.17: EXCESS SAVINGS PLAN
EX-10.31: TRANSITION MEMORANDUM AND SEPARATON AGREEMENT WITH VINCENT A. MAFFEO
EX-10.32: SENIOR EXECUTIVE SEVERANCE PAY PLAN
EX-10.53: NON-EMPLOYEE DIRECTOR DEFERRED RESTRICTED STOCK UNIT AWARD SUBSEQUENT ELECTION FORM
EX-10.54: DIRECTOR CONSENT LETTER
EX-10.55: EXCESS PENSION PLAN IIB
EX-12: STATEMENT RE COMPUTATION OF RATIOS
EX-21: SUBSIDIARIES OF THE REGISTRANT
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

*  Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

PART I

ITEM 1.	BUSINESS
(In millions, except per share amounts, unless otherwise stated)

GENERAL
ITT Corporation, with 2008 sales and revenues of $11.7 billion, is a global multi-industry leader in high-technology engineering and manufacturing engaged directly and through its subsidiaries. We generate revenue and cash through the design, manufacture, and sale of a wide-range of engineered products and the provision of services.
Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation. Reference is made to “– COMPANY HISTORY AND CERTAIN RELATIONSHIPS.”
Our World Headquarters is located at 1133 Westchester Avenue, White Plains, NY 10604. Our telephone number is (914) 641-2000.

BUSINESS SEGMENTS
For financial reporting purposes our three principal business segments are referred to as Defense Electronics & Services, Fluid Technology, and Motion & Flow Control.
The table below shows, in percentage terms, consolidated sales and revenues and operating income attributable to each of our business segments for the last three years.

YEAR ENDED DECEMBER 31	2008	2007	2006
Sales and Revenues
Defense Electronics & Services	54%	46%	47%
Fluid Technology	33	39	39
Motion & Flow Control	13	15	14

	100%	100%	100%

Operating Income
Defense Electronics & Services	60%	52%	50%
Fluid Technology	39	44	46
Motion & Flow Control	16	19	19
Corporate and Other	(15)	(15)	(15)

	100%	100%	100%

Defense Electronics & Services
Defense Electronics & Services develops, manufactures, and supports high-technology electronic systems and components for worldwide defense and commercial markets, and provides communications systems and engineering and applied research.
Principal manufacturing facilities are located in the United Kingdom and United States of America.
Defense Electronics & Services consists of two major areas (i) Systems and Services and (ii) Defense Electronics. Systems and Services consists of our Systems and Advanced Engineering & Sciences Divisions. Defense Electronics consists of our Electronic Systems, Communications Systems, Space Systems, Night Vision, Electronic Systems, and Intelligence & Information Warfare Divisions.

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
The Advanced Engineering & Sciences Division provides a wide range of research, technologies and engineering support services to government, industrial and commercial customers. In addition, the division provides products and services for information collection, information processing and control, information security, homeland defense, and telecommunications systems. The division will also lead the air traffic control modernization program for the U.S. Federal Aviation Administration (“FAA”).

Defense Electronics
The Electronic Systems Division (“ESD”) produces a broad range of next generation information, situational awareness and Electronic Warfare (“EW”) systems for mission success and survivability for multiple military aircraft, surface ships, submarines, and ground vehicles. These systems include the Advanced Integrated Digital Electronic Warfare System for F-16, Suite of Integrated Radio Frequency Countermeasures for the U.S. Army and Special Operations Forces, and the Integrated Defensive Electronic Countermeasures system for the U.S. Navy’s fixed-wing F/A-18 E/F fighter aircraft. The ESD products and technologies include integrated EW systems for self-protection, reconnaissance and surveillance, Counter Improvised Explosive Devices (“CIEDs”) for vehicles, mine defense, naval command/sonar applications, and submarine communication and tracking. This includes the CREW Vehicle Receiver Jammer CIED system (“CREW”) delivered to the U.S. Navy in support of ongoing military operations. In addition, ESD produces aircraft armament suspension/release equipment for front line fighters such as the U.S. Air Force F-22 Raptor, Joint Strike Fighter and the U.S. Navy’s F/A-18E/F, electronic weapons interface systems, and advanced composite structures for the U.S. Marine Corp MH-53K helicopter and other aircraft subsystems, as well as Gilfillan mobile, ship and land-based precision landing and air traffic systems for landing assistance in extreme physical environments.
The Communications Systems Division (“CSD”) develops wireless networking systems for tactical military and government systems. CSD is the world’s largest provider of military VHF radios, including the Single Channel Ground and Airborne Radio System (“SINCGARS”) and Advanced Tactical Communications Systems. CSD is developing new technologies such as Soldier Radio Waveform, the U.S. next-generation capability to support network centric-operations, and already provides many similar capabilities through its SpearNet systems for the individual soldier. CSD’s latest fully programmable radio systems, including the SINCGARS SideHat, Soldier Radios and Sensor Radios, are supporting transformational experimentation by the U.S. Army. In addition, CSD provides highly reliable radio systems to the FAA for air traffic control, including the newest ground-to-air radios, complete border control security systems, and reference class Global Positioning System (“GPS”) receivers.
The Space Systems Division (“SSD”) provides innovative remote sensing and navigation solutions to customers in the defense, intelligence, space science, and commercial aerospace communities. SSD solutions include intelligence, surveillance and reconnaissance, high-resolution commercial imaging, earth and space science, climate and environmental monitoring, GPS navigation, image and data processing and dissemination, and space control and missile defense.
The Night Vision Division (“NVD”) supplies the night vision equipment available to U.S. and allied military forces. The equipment includes night vision goggles for fixed and rotary-wing aviators, night vision goggles, monoculars and weapon sights for ground forces, and image intensifier tubes required for all of these systems. NVD is developing advanced technology for the digital battlefield that will allow improved mobility and situational awareness. NVD is also supplying high-performance night vision devices to federal, state and local law enforcement officers in support of homeland security.
The Intelligence & Information Warfare Division (“IIW”) designs, develops, manufactures, tests, and deploys hardware and software for the U.S. Government, law enforcement agencies, and commercial use. IIW products are utilized in numerous applications, including protecting soldiers in the field, detecting illegal activity in prisons and secured facilities, and providing high-technology means of communication. IIW products include field-proven protection technologies such as the Mobile Multi-Band Jammer 2.1 and the Multi-User Panoramic Synthetic Vision System, detection and surveillance solutions products such as the Cell Hound tm, which detects and locates all active cell phones within or near a facility, and The Guard-Zonetm Surveillance System, which provides a complete 360° radar image for surveillance and automated sensing and tracking of intruders. IIW also provides high-tech communications solutions that support tactical field devices and Mission Operations Centers over a secure web-based portal for remote monitoring and administration of devices.
Sales and revenues for the Defense Electronics & Services business segment were $6.3 billion, $4.2 billion, and $3.7 billion for 2008, 2007 and 2006, respectively. Funded order backlog was $5.2 billion at the end of 2008 and 2007, and $3.9 billion in 2006.
The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

YEAR ENDED DECEMBER 31	2008	2007	2006
Systems and Services
Systems	22%	32%	32%
Advanced Engineering & Sciences	15	12	9
Defense Electronics
Electronic Systems	24	11	10
Communications Systems	18	19	21
Space Systems	10	14	17
Night Vision	8	12	11
Intelligence & Information Warfare	3	–	–

	100%	100%	100%

Defense Electronics & Services sells its products to a wide variety of governmental and non-governmental entities located throughout the world. A substantial portion of the work of Defense Electronics & Services is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the U.S. Government. Certain products sold by Defense Electronics & Services have particular commercial application, including night vision devices. The following table illustrates the percentage of sales and revenues for the Defense Electronics & Services customer base:

YEAR ENDED DECEMBER 31	2008	2007	2006
U.S. Government	94%	94%	89%
International governments	3	4	7
Commercial	3	2	4

	100%	100%	100%

The level of activity in Defense Electronics & Services is affected by overall defense budgets, the portion of those budgets devoted to products and services of the type provided by Defense Electronics & Services, our ability to win new contract awards, demand and budget availability for such products and services in areas other than defense, our ability to obtain appropriate export licenses for international sales and business, and other factors. See “– COMPETITION.”

Fluid Technology
Fluid Technology is a leading global provider of water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with residential, commercial, and industrial applications.
Major production and assembly facilities are located in Australia, Canada, China, France, Germany, Italy, the Netherlands, Norway, Spain, South Korea, Sweden, United Kingdom, and the United States of America.
Principal customers are in North America, Europe, the Middle East, Africa, Latin and South America, and the Asia/Pacific region. Sales are made directly to customers or through independent distributors and representatives.
Brand names include:  A-C Pump®, Bell & Gossett®, F.B. Leopold Company®, Flygt®, Flowtronex®, Goulds Pumps®, Hoffman Specialtytm, ITT Standard®, Lowara®, Marlow Pumps®, McDonnell & Miller®, Pure-Flo®, Red Jacket Water Products®, Sanitaire®, Vogel®, and WEDECO®.
The Fluid Technology business segment provides goods and services to the following markets: Water & Wastewater, Residential & Commercial Water, and Industrial Process.

Water & Wastewater
The principal products and services for this market include submersible pump systems for water and wastewater control, and biological filtration and disinfection treatment systems for municipal, industrial and commercial applications.
ITT’s Flygt® brand is the originator and largest manufacturer of submersible pumps and mixers, which form the heart of many of the world’s sewage and wastewater treatment facilities. Additionally, Flygt® is recognized as the market leader for municipal submersible wastewater pumps. Combining Flygt’s submersible pumps and mixers with Sanitaire®, WEDECO®, and F.B. Leopold® products (discussed below) provides a solution to customers’ needs for complete wastewater transport and treatment systems. Dry mount pumps branded A-C Pump® provide an alternative technical solution to submersible pumps.
Through the Sanitaire® brand, ITT is a leader in biological treatment systems for municipal and industrial wastewater treatment. The broad range of products includes ceramic and membrane fine bubble diffusers, and stainless steel coarse bubble diffusers. ITT also provides advanced membrane filtration engineered systems, reverse osmosis systems, and portable filtration technology. WEDECO® is a leading provider of ultraviolet disinfection and ozone oxidation systems with both municipal and industrial applications. F.B. Leopold® is a leading provider of water and wastewater treatment products with municipal and industrial applications, including clarification and gravity filtration technologies.

Residential & Commercial Water
The principal products and services for this market include pumps, systems, controls and accessories for water wells, pressure boosters, agricultural and irrigation applications, heating, ventilation and air conditioning systems, boiler controls, flood control and fire protection pumps with residential, commercial, light industrial, and agriculture and turf irrigation applications. These products are offered under the Goulds Pumps®, Bell & Gossett®, Flowtronex®, Lowara®, Red Jacket Water Products®, Marlow Pumps® and Vogel® brand names.
Leading product brands, such as Bell & Gossett®, McDonnell & Miller®, and Hoffman Specialtytm, provide a broad variety of products for environmental control in buildings and for building service and utility applications, including liquid-based heating and air conditioning systems, liquid level control, and steam trap products for boiler and steam systems. ITT services the European and Middle East building trade markets with pressure boosting pumps under the Lowara® and Vogel® brand names.

Industrial Process
The principal products and services for this market include pumps and valves with chemical, paper and pulp, oil refining and gas processing, power, mining, and general industrial applications, and high-purity systems with biopharmaceutical applications. In addition, we offer a wide array of valve and turnkey systems that are at the heart of extremely demanding manufacturing processes. Our products are used in ultra hygiene processes similar to those found in production of biological and pharmaceutical compounds.
Sales and revenues for the Fluid Technology business segment were $3.8 billion, $3.5 billion, and $3.1 billion for 2008, 2007 and 2006, respectively. Order backlog for Fluid Technology was $890.1 at the end of 2008, compared with $887.1 in 2007, and $702.2 in 2006.

The following table illustrates the percentage of sales and revenues by market for the periods specified:

YEAR ENDED DECEMBER 31	2008	2007	2006
Water & Wastewater	47%	47%	46%
Residential & Commercial Water	32	33	35
Industrial Process	21	20	19

	100%	100%	100%

As one of the world’s leading producers of fluid handling equipment and related products for treating and recycling wastewater, ITT actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness of the need to preserve and protect the earth’s water resources. ITT strives to provide its global customer base with the systems and solutions they need to meet ever-increasing demands on life cycle cost control and operating efficiencies.
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
In the industrial markets, our pump systems are now equipped with intelligent control technologies. Customers engaging in our “total systems approach” generally experience dramatically lower energy consumption, and reduced maintenance and operating costs.
Fluid Technology has a global network of authorized service centers for aftermarket customer care. Our aftermarket service capabilities include the repair and service of all brands of pumps and rotating equipment, engineering upgrades, as well as preventative and routine maintenance and service.
The level of activity in Fluid Technology is dependent upon economic conditions in the markets served, weather conditions and, in the case of municipal markets, the ability of municipalities to fund projects for our products and services, and other factors. See “– COMPETITION.”

Motion & Flow Control
Motion & Flow Control is comprised of a group of businesses providing products and services for the areas of defense, aerospace, industrial, transportation, computer, telecom and RV/marine. The Motion & Flow Control businesses primarily serve the high-end of their markets, with highly engineered products, high brand recognition, and a focus on new product development and operational excellence.
Principal manufacturing facilities are located in Germany, Hong Kong, Italy, the Netherlands, Japan, the United Kingdom and United States of America.
Revenue opportunities are balanced between original equipment manufacturing (“OEM”) and after-market customers. In addition to the traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing. Principal customers are located in Brazil, Canada, France, Germany, Italy, Japan, the United Kingdom and United States of America.
Certain Motion & Flow Control businesses were combined during 2008 to improve our strategic alignment with end-markets, and to better leverage our production capabilities and costs structures. This included the consolidation of our Controls and Aerospace Controls businesses into an aerospace-facing business referred to as Control Technologies, and the combination of our Koni® shocks business with our Friction Technologies businesses (now collectively referred to as the Motion Technologies business). The Motion & Flow Control business segment now consists of the Interconnect Solutions, Motion Technologies, Flow Control, Energy Absorption and Control Technologies businesses.
In December 2008, oversight of the Motion & Flow Control business segment was placed under the direction of Gretchen W. McClain, who now serves as President, ITT Fluid and Motion Control, to facilitate operational efficiencies and allow businesses to respond to customer needs more quickly and with greater impact.

Motion Technologies
Motion Technologies designs and manufactures leading brands serving global automotive and railway customers. Products include friction pads and back plates for braking applications for the world’s largest manufacturers of cars, trucks and light commercial vehicles, and Koni® shocks, premier adjustable shocks with car, bus, truck, trailer, and rail applications.

Interconnect Solutions
Interconnect Solutions designs and manufactures connectors, interconnects, cable assemblies, multi-function grips, input/output card kits and smart card systems. Markets served include the areas of defense, aerospace, industrial, transportation, computer, and telecom. Connector products are marketed primarily under the Cannon® brand name.

Flow Control
Flow Control is the world’s leading producer of pumps and related products for the marine and leisure market. Products sold worldwide under the brand names Jabsco®, Rule®, Flojet®, and Danforth® also serve the recreational vehicle market. ITT, through its Flojet® and Totton® brands, is also a leading producer of pumps and components for beverage applications. Both Jabsco® and Flojet® also produce pumps for other specialty industrial fluid dispensing applications. The Midland-ACS and Alcon businesses provide valve actuation control systems for harsh environments, including oil and gas pipelines, as well as solenoid valves for everything from petrochemical plants to drag cars.

Control Technologies
Control Technologies is a worldwide supplier of valves, actuators, pumps and switches for the commercial, military, regional, business jet and general aviation markets. Products are principally sold to Original Equipment Manufacturers (“OEMs”) and the aftermarket in North and South America, Europe and Asia. Control Technologies also sells switches and regulators into the oil and gas, fluid power, power generation, and chemical markets. In addition, product lines in this business include electro-mechanical actuators, servo motors, Computer Numerical Control systems, motion controller and other components with medical imaging, semi-conductor, machine tool, industrial automation, metal fabrication and aircraft seating applications. Under its Conoflow® brand, ITT markets pressure regulators and diaphragm seals for industrial applications and natural gas vehicles.

Energy Absorption
Energy Absorption designs and manufactures a wide range of standard and custom energy absorption and vibration isolation solutions serving the industrial, oil and gas, rail, aviation and defense markets. Products under the Enidine® brand name include shock absorbers, buffers, tow bar snubbers, rate controls, dampers, vibration isolators and other related products.
Sales and revenues were $1.6 billion, $1.3 billion, and $1.1 billion for 2008, 2007 and 2006, respectively. Order backlog for Motion & Flow Control was $417.1 at the end of 2008, compared with $440.4 in 2007, and $409.3 in 2006.
The following table illustrates the percentage of sales and revenues for the listed categories for the periods specified:

YEAR ENDED DECEMBER 31	2008	2007	2006
Motion Technologies	35%	37%	37%
Interconnect Solutions	29	32	35
Flow Control	16	19	20
Control Technologies	11	9	8
Energy Absorption	9	3	–

	100%	100%	100%

The level of activity for Motion & Flow Control is affected by overall economic conditions in the markets served, the competitive position with respect to price, quality, technical expertise, and customer service, as well as weather conditions and natural disasters. See “– COMPETITION.”
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements for further details with respect to business segments.

Acquisitions, Divestitures, and Restructuring
We have been involved in an ongoing program of acquiring businesses that provide a strategic fit with businesses we presently conduct and divesting businesses that do not enhance that fit. ITT did not acquire or dispose of any significant businesses during 2008.
See Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements for further information regarding these acquisitions.
See Note 5, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information regarding discontinued operations.
See Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements regarding restructuring matters. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Asset Impairment Charges.”

Geographic Markets
Net sales to external customers by geographic market for the year ended December 31, 2008 were as follows:

	DEFENSE		MOTION
	ELECTRONICS	FLUID	& FLOW	ITT
	& SERVICES	TECHNOLOGY	CONTROL	CONSOLIDATED
United States	96%	37%	35%	68%
Western Europe	2	32	46	18
Asia Pacific	1	11	9	5
Other	1	20	10	9

Total Segments	100%	100%	100%	100%

See Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements for further geographical information concerning sales and revenues and long-lived assets.

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
Our Defense Electronics & Services business segment operates in an environment that has changed as a result of business consolidations. We have adjusted to these changes by focusing on the defense electronics and services markets, by making process improvements, and through capacity rationalization. In most of the markets served by Defense Electronics & Services, competition is based primarily upon price, quality, technological expertise, cycle time, and service.
The Fluid Technology business segment is affected by strong competition, changing economic conditions, periodic industry overcapacity that leads to intense pricing pressures, and public bidding in some markets. We respond to competitive pressures by utilizing strong distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from a strong technology base, a focus on quality and customer service, and through continuous cost improvement programs and life cycle cost initiatives.
In Motion & Flow Control, competition is a significant factor, which has resulted in increased pressure to reduce prices and, therefore, costs. Product capability, quality, engineering support, and experience are also important competitive factors. We are focused on differentiated new product development and maintenance of strong customer relationships, with emphasis on continuous improvement, striving to maintain our competitive advantage.

Exposure to Currency Fluctuations
We conduct operations worldwide; therefore, are exposed to the effects of fluctuations in relative currency values. Although we engage, from time to time, in various hedging strategies with respect to our foreign currency exposure where appropriate, it is not possible to hedge all such exposure. Accordingly, our operating results may be impacted by fluctuations in relative currency values.

Cyclicality
Many of the businesses in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including but not limited to the residential and commercial real estate, construction, oil and gas, mining and minerals, marine, transportation, automotive and aerospace industries.

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

In the United States, such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting all operations. Management believes that our companies closely monitor all of their respective environmental responsibilities, together with trends in environmental laws. We have established an internal program to assess compliance with applicable environmental requirements for all of our facilities. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past several years we have conducted regular, thorough audits of our major operating facilities. As a result, management believes that our companies are in substantial compliance with current environmental regulations. Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial position, results of operations or cash flows. In addition, we have purchased insurance protection against certain unknown risks.
See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingent Liabilities.”

Raw Materials
All of our businesses require various raw materials, the availability and prices of which may fluctuate. Although some cost increases may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through long-term purchasing and various other programs. There have been no raw materials shortages that have had a material adverse impact on our business as a whole.

Research and Development
Our businesses require substantial commitment of resources for research and development activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Research and development activities are important in all of our business segments. During 2008, 2007 and 2006, we spent $244.3, $182.3, and $160.9, respectively, on research and development. We also spent $935.2, $708.9 and $499.3, in 2008, 2007, and 2006, respectively, on research and development pursuant to customer contracts.

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
At the time of the Distribution (see – “Company History and Certain Relationships”), we obtained from ITT Destinations certain exclusive rights and licenses to use the “ITT” name, mark, and logo. In 1999, we acquired all rights, title, and interest in and to the “ITT” name, mark, and logo and an assignment of certain agreements granting The Hartford and ITT Educational Services, Inc. (ESI) limited rights to use the “ITT” name, mark, and logo in their businesses. These agreements are perpetual, and the licenses are subject to maintenance of certain quality standards by both The Hartford and ESI.

Employees
As of December 31, 2008, ITT employed approximately 40,800 people. Approximately 24,100 are employed in the United States, of whom approximately 18% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” for information regarding forward-looking statements and cautionary statements relating thereto.

ITEM 1A.	RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our businesses, financial conditions and results of operations, including those discussed below, which may affect the value of our securities. We believe the risks discussed below are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also materially impact our business, financial condition and results of operations. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.

Adverse macroeconomic and business conditions, particularly in the local economies of the countries or regions in which we sell our products, may significantly and negatively affect our revenues, profitability and results of operations.
Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Consumer confidence and spending are down significantly.
Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective or such effects may be delayed. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources.
Continued market deterioration could jeopardize certain counterparty obligations, including those of our insurers and financial institutions. If for any reason we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.
The tightening of credit markets may reduce the funds available to our customers to buy our products and services for an unknown, but perhaps lengthy, period. Restrictive credit markets may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases from us even if they have cash or if credit is available to them.

Our business could be adversely affected if we are not able to integrate acquisitions; our acquisitions could cause financial difficulties.
As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. Because of restricted credit markets, our ability to acquire new businesses may be impeded. Further, although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

■	diversion of management attention from other businesses;

■	integration of technology, operations, personnel and financial and other systems;

■	potentially insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis;

■	the failure to realize expected synergies;

■	the possibility that we have acquired substantial undisclosed liabilities; and

■	the loss of key employees of the acquired businesses.
Our integration activities may place substantial demands on our management, operational resources and financial internal control systems. Customer dissatisfaction or performance problems with an acquired business could also have a material adverse effect on our reputation and business. In addition, any acquired business could under-perform relative to our expectations.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.
We account for goodwill and indefinite-lived intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142)”. SFAS 142 states that goodwill and indefinite-lived intangible assets are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise).
We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
Consistent with the requirements of SFAS 142, the fair values of our reporting units generally are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

Our Fluid Technology and Motion & Flow Control business segments are subject to certain industry risks, which could have adverse effects on the results of our operations.
Many of the businesses in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including but not limited to the residential and commercial real estate, construction, oil and gas, mining and minerals, transportation, automotive and aerospace industries. Downturns in these industries could adversely affect portions of our businesses.

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

Our Defense Electronics & Services business segment is subject to certain risks, including defense budgets and government contract requirements and regulations, which could have adverse effects on the results of our operations.
Because 94% of our Defense Electronics & Services sales and revenues are to the U.S. Government, changes in the portion of the U.S. Defense budget devoted to products and services of the types of products provided by ITT, and our present ability to receive awards of U.S. Government contracts, could adversely impact our business. This includes U.S. Defense programs impacted as a result of program evaluations to be conducted in 2009 under the new U.S. Administration.
Our Defense Electronics & Services business segment records billions of dollars of orders on an annual basis, and we have anticipated that our overall performance will benefit from sales and revenues to certain international markets. Variability of timing and size of certain key orders could negatively impact the performance of these businesses.
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
We operate in highly competitive industries. Our failure to compete effectively could harm our business. Competitive pressures in all our businesses include product capability, technological innovation, cycle time, price, quality and the reliability of services we offer. In our Defense Electronics & Services and Fluid Technology business segments, competition includes public bidding on many contracts.

Our manufacturing operations are dependent upon third-party suppliers.
We obtain materials from third-party suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, ability to meet regulatory requirements, weather emergencies or acts of war or terrorism. Any delay in our suppliers’ abilities to provide us with necessary materials could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

Our business could be adversely affected if we are not able to execute our restructuring actions or other cost-saving initiatives.
Our restructuring activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities and lack of customer focus. In addition, we strive for and expect to achieve cost savings in connection with certain initiatives, including: (i) manufacturing process and supply chain rationalization; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning organizations. Cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected, or any, cost savings.

Interest and foreign currency exchange rate and commodity price fluctuations may adversely affect our results.
We are exposed to the risks associated with changes in interest rates, currency exchange rates, and commodity prices. From time to time, we engage in hedging strategies to limit the risks from such fluctuations, but it is not possible to hedge against all eventualities.

We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings,

including those related to antitrust, environmental, product, and other matters.
We are subject to various laws, ordinances, regulations and other requirements of government authorities in foreign countries and in the United States, such as the Foreign Corrupt Practices Act, any violations of which could create a substantial liability for us, and also could cause harm to our reputation. Changes in laws, ordinances, regulations or other governmental policies may significantly increase our expenses and liabilities.
From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental liabilities, product liability, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate or can estimate.
Unanticipated changes in our tax rate or exposure to additional tax liabilities resulting from changes to tax laws among other factors could negatively affect our profitability.

Changes in fair value of our benefit plan assets and other factors may have a material adverse effect on the valuation of pension plan obligations, the funded status of pension plans and our pension cost.
A substantial portion of our current and retired employee population is covered by pension and other employee-related benefit plans. The cost of our these plans is incurred over long periods of time and involve various factors and uncertainties during those periods of time, including the value of plan assets, the expected rates of return on plan assets, discount rates for future payment obligations and trends for future costs. In addition, funding requirements for employee benefit plans are subject to legislative and other government regulatory actions. Financial market volatility during the fourth quarter of 2008 resulted in substantial a decline in the fair market value of our employee pension plan assets. This decline translated into a significant reduction in our shareholders’ equity and a comprehensive loss for the year ended December 31, 2008. Continued deterioration in this asset pool or other adverse changes to our overall pension and other employee-related benefit plans, including material declines in the fair value of our pension plan assets, could adversely affect our financial position and results of operations and could require us to make significant funding contributions.

We face heightened legal challenges with respect to intellectual property.
We have developed and actively pursue developing proprietary technology in the industries in which we operate, and rely on intellectual property laws and a number of patents to protect such technology. In doing so, we incur ongoing costs to enforce and defend our intellectual property. Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe on their intellectual property, and we could suffer significant litigation or licensing expense as a result.

Our future success will depend on, among other factors, our key employees.
Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key personnel. Our future success will depend on, among other factors, our ability to develop key employee succession plans. The loss of the services of any of our key employees, domestically or abroad, could have a material adverse effect on our business or business prospects.

We are a decentralized company, which presents certain risks.
We are a decentralized company, which presents certain risks. While we believe this practice has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would in a more centralized environment. In addition, it means that “company-wide” business initiatives, such as the integration of information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.
These risk factors are discussed in more detail under the captions “BUSINESS – Competition; – Exposure to Currency Fluctuations; – Cyclicality; – Governmental Regulations and Related Matters; – Environmental Matters; – Raw Materials; – Intellectual Property” – “LEGAL PROCEEDINGS” and “CONTROLS AND PROCEDURES.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are in leased premises located in White Plains, NY. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. These properties are located in several states in the United States, as well as in numerous countries throughout the world. See “BUSINESS” for further information with respect to properties in each of our business segments. See also Note 13, “Leases and Rentals,” in the Notes to Consolidated Financial Statements for further information.

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
See Note 19 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information.

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

	AGE AT
NAME	2/1/09	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Angela A. Buonocore	50	Senior Vice President, Chief Communications Officer (2008)	Vice President, Director of Corporate Relations, ITT (2007); Vice President, Corporate Communications, The Pepsi Bottling Group (2001)
Aris C. Chicles	47	Senior Vice President and Director of Strategy and Corporate Development (2008)	Vice President, Director of Strategy and Corporate Development, ITT (2006); Vice President, Business and Corporate Development, American Standard, Inc. (2000)
Scott A. Crum	52	Senior Vice President and Director, Human Resources (2002)
Donald E. Foley	57	Senior Vice President and Treasurer (2003)
Janice M. Klettner	48	Vice President, ITT (2008), Chief Accounting Officer and Assistant Secretary (2006)	Vice President, Corporate Controller, Avon Products (1998)
Steven R. Loranger	56	Chairman, President and Chief Executive Officer and Director (2004)	Executive Vice President and Chief Operating Officer of Textron, Inc. (2002)
Vincent A. Maffeo	58	Senior Vice President and General Counsel (1995)
David F. Melcher	54	Vice President, ITT (2008), President, ITT Defense Electronics & Services	Vice President, Strategy and Business Development, ITT Defense Electronics & Services (2008); Lieutenant General, U.S. Army, Deputy Chief of Staff, Military Deputy for Budget (2006-2008); Deputy Chief of Staff, Programs (2004-2006); Director, Program Analysis and Evaluation, (2002-2004)
Gretchen W. McClain	46	Senior Vice President, ITT (2008), President, ITT Fluid and Motion Control, (2008)	Vice President, President, ITT Fluid Technology (2007); President ITT Residential & Commercial Water (2005); Vice President, Honeywell Aerospace (2004) and Honeywell Engines & Systems (2003)
Robert J. Pagano	46	Vice President, Finance (2006)	Vice President, Corporate Controller (2004) President; ITT Fluid Technology Industrial Products Group (2002)
Denise L. Ramos	52	Senior Vice President and Chief Financial Officer (2007)	Chief Financial Officer, Furniture Brands International (2005); Chief Financial Officer, KFC (2002)

Note: Date in parentheses indicates the year in which the position was assumed.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK – MARKET PRICES AND DIVIDENDS

	2008		2007
	HIGH	LOW	HIGH	LOW
Three Months Ended
March 31	$66.01	$50.94	$62.33	$56.30
June 30	67.62	52.05	70.44	60.02
September 30	69.73	52.25	73.44	58.09
December 31	56.15	34.75	69.96	60.05

The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol “ITT”). During the period from January 1, 2009 through January 31, 2009, the high and low reported market prices of our common stock were $50.80 and $44.36, respectively.
We declared dividends of $0.175 and $0.14 per share of common stock in each of the four quarters of 2008 and 2007, respectively. In the first quarter of 2009, we declared a dividend of $0.2125 per share for shareholders of record on March 4, 2009.
Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
There were 21,381 holders of record of our common stock on January 31, 2009.
ITT common stock is listed on the New York Stock Exchange and Euronext Exchange.

EQUITY COMPENSATION PLAN INFORMATION
The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

ISSUER PURCHASES OF EQUITY SECURITIES

			TOTAL	MAXIMUM
			NUMBER	DOLLAR
			OF SHARES	VALUE OF
			PURCHASED AS	SHARES THAT
			PART OF	MAY YET BE
	TOTAL	AVERAGE	PUBLICLY	PURCHASED
	NUMBER	PRICE	ANNOUNCED	UNDER THE
(IN MILLIONS)	OF SHARES	PAID	PLANS OR	PLANS OR
PERIOD	PURCHASED	PER SHARE(1)	PROGRAMS(2)	PROGRAMS(2)
10/1/08–10/31/08	–	$–	–	$569.2
11/1/08–11/30/08	–	$–	–	$569.2
12/1/08–12/31/08	–	$–	–	$569.2

(1) Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a three-year $1 billion share repurchase program. On December 16, 2008, we announced that the ITT Board of Directors had approved the elimination of the expiration date with respect to the repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, repay debt, complete strategic acquisitions, and repurchase common stock. As of December 31, 2008, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN

Based upon an initial investment of $100 on December 31, 2003 with dividends reinvested

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
ITT Corporation	$100.00	$114.79	$140.80	$156.92	$184.00	$129.81
S&P 500	$100.00	$110.88	$116.32	$134.69	$142.09	$89.52
S&P 500 Industrials Index	$100.00	$118.03	$120.77	$136.82	$153.29	$92.10

Information provided in the Performance Graph shall not be deemed filed with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2008	2007	2006	2005	2004
Results and Position
Sales and revenues	$11,694.8	$9,003.3	$7,807.9	$7,040.8	$5,965.5
Operating income	1,210.1	977.2	801.0	725.5	587.8
Income from continuing operations	775.2	633.0	499.7	528.8	408.2
Net income	794.7	742.1	581.1	359.5	432.3
Additions to plant, property and equipment	248.7	239.3	177.1	164.4	126.1
Depreciation and amortization	278.3	185.4	171.6	174.4	153.0
Total assets	10,480.2	11,552.7	7,400.6	7,071.9	7,291.3
Long-term debt	467.9	483.0	500.4	516.0	542.3
Total debt	2,146.9	3,566.0	1,097.4	1,266.9	1,269.7
Cash dividends declared per common share	0.70	0.56	0.44	0.36	0.34
Earnings Per Share
Income from continuing operations
Basic	$4.29	$3.51	$2.71	$2.86	$2.21
Diluted	$4.23	$3.44	$2.67	$2.80	$2.16
Net income
Basic	$4.40	$4.11	$3.15	$1.95	$2.34
Diluted	$4.33	$4.03	$3.10	$1.91	$2.29

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)

BUSINESS OVERVIEW
ITT is a global multi-industry leader in high-technology engineering and manufacturing engaged directly and through its subsidiaries. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and the provision of related services. For financial reporting purposes our businesses are aggregated and organized into three principal business segments, Defense Electronics & Services, Fluid Technology, and Motion & Flow Control.
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

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance metrics including sales and revenues, segment operating income and margins, earnings per share, orders growth, and backlog, among others.
In addition, we consider the following non-GAAP measures to be key performance indicators:

■	“organic sales and revenues”, “organic orders”, and “organic operating income” defined as sales and revenues, orders, and operating income, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures.

■	“free cash flow” defined as cash flow from operations less capital expenditures.
Management believes that these metrics are useful to investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations and our management of assets held from period to period. These metrics, however, are not a measures of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for sales and revenue growth (decline), or cash flows from operating, investing and financing activities as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

EXECUTIVE SUMMARY
Despite challenging market conditions during the fourth quarter, we achieved record revenue and earnings during 2008. Sales and revenues for the full year ended December 31, 2008 were $11.7 billion, an increase of 29.9% over 2007. Income from continuing operations increased 22.5% in 2008 over 2007 to $4.23 per diluted share, reflecting net cost productivity, contributions from acquisitions such as EDO and IMC, organic revenue growth and lower pension expense, which more than offset additional restructuring and realignment costs and strategic growth investments.
Financial highlights for the year ended December 31, 2008 include:

■	Sales and revenues for the Defense Electronics & Services business segment of $6.3 billion, an increase of 50.4% over 2007, attributable to organic revenue growth and the successful integration of the EDO acquisition. Operating income for the segment was $727.0, a 44.6% increase year-over-year.

■	Sales and revenue growth for the Fluid Technology business segment of 9.4% year-over-year to $3.8 billion, primarily driven by organic revenue growth. Operating income of $468.7 increased 8.3% year-over-year.

■	Sales and revenues for the Motion & Flow Control business segment of $1.6 billion, up 18.8% over 2007, primarily attributable to the IMC acquisition. For the year, operating income grew 2.3% on a comparable basis to $191.7.

■	Generation of $870.9 of free cash flow, a 112.3% conversion of income from continuing operations.
Other significant highlights for the year ended December 31, 2008 include:

■	Successful integration of our EDO and IMC acquisitions, which contributed more than $2 billion of sales and revenues in 2008.

■	Investments in attractive markets served by both our Motion & Flow Control and Fluid Technology business segments through the opening of new plants, including plants in China, India and the Czech Republic.

■	Participation in the development of the next generation Joint Tactical Radio System by our Defense Electronics & Services business segment, which also became the sole provider of enhanced night vision goggles to the U.S. Army, and commenced delivery of the FAA’s next generation air traffic control program.

■	An investment of approximately $94.0 in restructuring, asset impairment and realignment actions, including facility consolidations and headcount reductions, during the fourth quarter of 2008 to better position certain businesses for 2009.

■	The combination of certain Motion & Flow Control businesses to improve our strategic alignment with end-markets and to better leverage our production capabilities and cost structures.
Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

2009 OUTLOOK
Recent changes in the global economic environment, including disruptions in global financial markets and global currency fluctuations, will create difficult 2009 market conditions. In this environment, our strategy is to focus on the current needs of our customers, deploy our capital in a disciplined manner, focus on cost controls, and execute on our operational initiatives.
We are going to focus on our customers by aligning our activities, including our vital service and maintenance offerings, with their needs. We plan to improve product life cycle costs by making our products more energy efficient and by reducing the total cost of ownership.
We are focused on protecting our financial position through continued high free cash flow generation coupled with a balanced capital deployment approach, including the preservation of liquidity, a dividend increase and the elimination of the expiration date of our share repurchase program.
We are proactively reducing costs and leveraging our business and functional strength to achieve competitive advantages. We will continue strategic initiatives within the framework of the ITT Management System aimed at enhancing our operational performance. We are now planning approximately $50 of new restructuring actions in 2009 and are developing contingency plans that are reactive to any volume declines beyond our expectations for 2009. Other cost and productivity actions include discretionary cost controls, and driving incremental supply chain savings through our integrated global strategic sourcing group.
We continue to plan for the long-term by supporting strategic growth investments, including research and development activities, significant capital investments to support our strategic initiatives, including our position on the FAA next generation air traffic control program, emerging market expansion, and investing in new information technology systems.
Current global economic conditions could have a negative impact on our 2009 performance, particularly within our Fluid Technology and Motion & Flow Control business segments. However, we expect that our Defense Electronics & Services business segment will provide a stable base for 2009 due in part to a strong funded backlog position and a winning program track record.
Factors impacting our 2009 performance, compared to 2008, include revenue declines in our Fluid Technology and Motion & Flow Control business segments, higher pension and other employee benefit-related costs, lower restructuring actions, and benefits from productivity and cost containment initiatives. We also anticipate that foreign currency fluctuations will have a negative impact on our 2009 results of operations.

KNOWN TRENDS AND UNCERTAINTIES
The following list represents a summary of trends and uncertainties, which could have a significant impact on our results of operations, financial position and/or cash flows from operating, investing and financing activities.

■	Organic revenues grew 4.9% during the fourth quarter of 2008 compared to the prior year, lower than our full year 2008 growth rate of 7.2%. Additionally, organic orders declined 22.0% and 5.2% during the fourth quarter of 2008 at our Motion & Flow Control and Fluid Technology business segments, respectively. This reflects, in part, the impact of the recent economic downturn. It is difficult to determine the breadth and duration of the recent economic and financial market decline and the many ways in which it may affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

■	The real estate market has suffered greatly over the last year, particularly within the United States and Europe. Continued decline in demand would result in further negative impacts to those portions of our Fluid Technology business segment which sell products with residential and commercial market applications.

■	Recent declines in economic conditions could cause certain municipalities to cancel certain projects or delay their related funding, which could have an adverse effect on the results of our Fluid Technology business segment. A portion of our Fluid Technology business segment provides products to end markets such as oil and gas, power, chemical and mining. We expect to see some level of order delays and/or cancellations during 2009 as a result of declining economic conditions and the impact on these end markets.

■	The International Air Transport Association recently reported cargo traffic and passenger traffic declines of approximately 23% and 5%, respectively. Continued declines could negatively impact a portion of our Motion & Flow Control businesses segment.

■	A portion of our Motion & Flow Control business segment is sensitive to trends within the connector industry. A recent Bishop Report, a publication for the connector industry, forecasts a 2009 decline in sales of approximately 15%.

■	The global automotive and marine markets have declined significantly over the last year. OEM production has contracted over the same period. These markets are expected to be challenged during 2009, and as a result, portions of our Motion & Flow Control business segment could be adversely impacted.

■	U.S. Defense programs could be impacted as a result of program evaluations to be conducted during 2009. Changes in the portion of the U.S. Defense budget devoted to these programs could adversely impact our business. In addition, we have anticipated that our overall performance will benefit from certain international markets. Variability of timing and size of key orders could negatively impact our future results.

■	We expect to incur approximately $40.6 of net periodic pension cost in 2009. Changes to our overall pension and other employee-related benefit plans, including material declines in the fair value of our pension plan assets among others, could adversely affect our results of operations beyond 2009, as well as require us to make significant funding contributions.

■	Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Short-term and long-term interest rates increased significantly during the fourth quarter of 2008, including rates on our commercial paper. Volatility in these markets and their impact on interest rates have been somewhat less predictable than in years past. Higher rates would negatively impact our results of operations.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Item 1A of this Annual Report on Form 10-K and our disclosure under the caption “Forward-Looking Statements” at the end of this section.

BUSINESS SEGMENT OVERVIEW
Summarized below is information on each of our three business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges, and areas of focus.

Defense Electronics & Services
Our Defence Electronics & Services business segment is designed to serve future needs around safety, security, intelligence and communication. Management believes that the Defense Electronics & Services business segment is well positioned with products and services that support our customers’ needs. In addition, we expect new product development to continue to contribute to future growth.
The following provides a summary of the Defense Electronics & Services businesses and the goods and services each provides to its respective end-markets.

Advanced Engineering & Services
Data analysis and research on homeland defense, telecommunications systems and information technology

Communications Systems
Voice and data systems, and battlefield communication technology

Electronic Systems
Force protection, integrated electronic warfare systems, reconnaissance and surveillance, radar and undersea systems, aircraft armament suspension-and-release systems and advanced composite structures

Intelligence & Information Warfare
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

Space Systems
Satellite imaging systems, meteorological and navigation payloads, related information solutions and systems

Systems Division
Systems integration, communications engineering and technical support solutions

Factors that could impact Defense Electronics & Services’ financial results include, the level of defense funding by domestic and foreign governments, our ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include, new or improved product offerings, new contract wins and successful program execution.

Fluid Technology
Our Fluid Technology business segment provides critical products and services in markets that are driven by population growth, increasing environmental regulation, global security and global infrastructure trends. Fluid Technology products include water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with residential, commercial, and industrial applications. The following provides a summary of the Fluid Technology businesses and the goods and services each provides to its respective end-markets.

Water & Wastewater
Submersible pump systems for water and wastewater control, and biological filtration and disinfection treatment systems for municipal, industrial and commercial applications

Residential & Commercial Water
Pumps, systems and accessories for water wells, pressure boosters, agricultural and irrigation applications, heating, ventilation and air conditioning systems, boiler controls, flood control and fire protection pumps, residential, commercial, light industrial, and agriculture and turf irrigation applications

Industrial Process
Pumps and valves for industrial, mining, pulp and paper, chemical and petroleum processing, and high-purity systems for biopharmaceutical applications
Factors that could impact Fluid Technology’s financial results include broad economic conditions in markets served, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and servicing. Primary areas of business focus include new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases.

Motion & Flow Control
Our Motion & Flow Control business segment provides highly engineered critical components that serve the high-end of our markets. It’s group of businesses provide products and services for the areas of defense, aerospace, industrial, transportation, computer, telecom and RV/marine. Revenue opportunities are balanced between OEM and after-market customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing.
The following provides a summary of the Motion & Flow Control businesses and the goods and services each provides to its respective end-markets.

Motion Technologies
Friction pads and back plates serving global automotive and railway customers; Koni® shocks, premier adjustable shocks with car, bus, truck, trailer, and rail applications

Interconnect Solutions
Connectors, interconnects, cable assemblies, multi-function grips, input/output card kits and smart card systems serving the defense, aerospace, industrial, transportation, computer, and telecom markets

Flow Control
Pumps and related products for the marine and leisure market; pumps and components for beverage applications; pumps for other specialty industrial fluid dispensing applications; valve actuation control systems for harsh environments, including oil and gas pipelines, as well as solenoid valves

Control Technologies
Valves, actuators, pumps, switches for the commercial, military, regional, business and general aviation markets; switches and regulators into the oil and gas, fluid power, power generation, and chemical markets; electro-mechanical actuators, servo motors, Computer Numerical Control systems, motion controller and other components with medical imaging, semi-conductor, machine tool, industrial automation, metal fabrication and aircraft seating applications; pressure regulators and diaphragm seals for industrial applications and natural gas vehicles

Energy Absorption
Wide range of standard and custom energy absorption and vibration isolation solutions including shock absorbers, buffers, tow bar snubbers, rate controls, dampers, vibration isolators and other related products serving the industrial, oil and gas, rail, aviation and defense markets
The Motion & Flow Control businesses’ financial results are driven by economic conditions in its major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment.

CONSOLIDATED FINANCIAL RESULTS

				2008/2007	2007/2006
				INCREASE	INCREASE
	YEAR ENDED DECEMBER 31			(DECREASE)	(DECREASE)
	2008	2007	2006	%/POINT CHANGE	%/POINT CHANGE
Sales and revenues	$11,694.8	$9,003.3	$7,807.9	29.9%	15.3%
Costs of sales and revenues	8,439.4	6,435.0	5,618.4	31.1%	14.5%
Gross profit	3,255.4	2,568.3	2,189.5	26.8%	17.3%
Selling, general and administrative expenses	1,723.5	1,342.7	1,175.9	28.4%	14.2%
Research and development expenses	244.3	182.3	160.9	34.0%	13.3%
Restructuring and asset impairment charges, net	77.5	66.1	51.7	17.2%	27.9%
Operating income	1,210.1	977.2	801.0	23.8%	22.0%
Interest expense	140.8	114.9	86.2	22.5%	33.3%
Interest income	31.3	49.6	25.4	(36.9)%	95.3%
Income tax expense	312.3	265.5	227.6	17.6%	16.7%
Income from continuing operations	775.2	633.0	499.7	22.5%	26.7%
Income from discontinued operations, net of tax	19.5	109.1	81.4	(82.1)%	34.0%

Gross margin	27.8%	28.5%	28.0%	(0.7)	0.5
Selling, general and administrative expenses as a % of sales	14.7%	14.9%	15.1%	(0.2)	(0.2)
Research and development expenses as a % of sales	2.1%	2.0%	2.1%	0.1	(0.1)
Operating margin	10.3%	10.9%	10.3%	(0.6)	0.6
Effective tax rate	28.7%	29.5%	31.3%	(0.8)	(1.8)

SALES AND REVENUES
Sales and revenues for the year ended December 31, 2008 were $11,694.8, representing a 29.9% increase over 2007. This increase reflects contributions from acquisitions of $1,948.7, including EDO and IMC, and a benefit of $98.5 from foreign currency exchange fluctuations. Despite a global economic environment that deteriorated as the year progressed, organic revenues grew 7.2% over the prior year primarily driven by higher volumes, price increases and contributions from new products and programs. During the fourth quarter of 2008, organic revenues grew 4.9%, as portions of our business were impacted by the recent economic downturn.
Sales and revenues for the year ended December 31, 2007 were $9,003.3, representing a 15.3% increase over 2006. Organic revenue growth of 10.9% over the same period was primarily driven by higher volumes and price increases.
The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

	2008/2007	2007/2006
	% CHANGE	% CHANGE
Organic growth	7.2%	10.9%
Acquisitions	21.6%	1.9%
Foreign currency translation	1.1%	2.5%

Sales and revenues	29.9%	15.3%

Orders received during 2008 totaled $11,726.1, an increase of $2,628.3 over the prior year, including orders attributable to acquisitions and a favorable benefit from foreign currency exchange translation. Organic orders increased 8.5% overall, including growth of 14.8% and 5.6% at our Defense Electronics & Services and Fluid Technology business segments, respectively. Our Motion & Flow Control business segment reported a full year organic orders decline of 3.0%. Organic orders declined at each of our business segments during the fourth quarter of

2008 compared to the same prior year period, including 22.0% and 5.2% decreases at our Motion & Flow Control and Fluid Technology business segments, respectively. We believe that these order declines, taken into consideration with the current level of backlog attributable at our commercial businesses, indicate that our 2009 sales and revenues could be substantially lower than those reported in 2008.
During 2007, we received orders of $9,097.8, an increase of $706.1 or 8.4%, over the prior year period. Order growth in 2007 was attributable to our Fluid Technology and Motion & Flow Control business segments, including contributions from both existing businesses and acquisitions.

COSTS OF SALES AND REVENUES AND GROSS PROFIT
Costs of sales and revenues were $8,439.4 and $6,435.0 for the years ended December 31, 2008 and 2007, respectively. These results represent increases of 31.1% and 14.5% over each respective prior year, primarily reflecting the impact of acquisitions, including EDO and IMC during 2008, higher organic sales volume over both periods, and the negative impact of foreign currency exchange translation.
Gross profit for the year ended December 31, 2008 was $3,255.4, a 26.8% increase over 2007. Gross margin of 27.8% decreased 70 basis points for 2008, due to higher production costs, impact from the EDO acquisition, partially offset by price increases, and benefits from productivity and strategic initiatives, including efforts to improve supply chain productivity and control material costs.
Gross profit for the year ended December 31, 2007 was $2,568.3, a 17.3% increase over 2006. Gross margin improved 50 basis points to 28.5% for 2007. This increase was driven by our productivity and cost savings initiatives, including continued efforts to improve supply chain productivity and control material costs, partially offset by unfavorable mix and foreign currency transaction costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (“SG&A”) increased 28.4% to $1,723.5 for the year ended December 31, 2008. The year-over-year increase was primarily attributable to the acquisitions of EDO and IMC, and a negative impact from foreign currency exchange translation. In addition, we recognized certain loss reserves as a result of realignment actions taken during the fourth quarter of 2008 in our Fluid Technology and Motion & Flow Control business segments.
SG&A increased $166.8, or 14.2% in 2007. The year-over-year increase was primarily attributable to higher levels of marketing expense at each of our business segments in support of product campaigns and new sales proposals. In addition, general and administrative expense increased due to higher compensation-related costs, investments in growth and process improvement initiatives, and the impact of foreign currency translation.
SG&A as a percentage of sales were 14.7%, 14.9%, and 15.1% for the three years ended December 31, 2008, 2007 and 2006, respectively.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses (“R&D”) increased $62.0 and $21.4 during 2008 and 2007, respectively, over each prior year period. The 2008 increase reflects the impact of our recent acquisitions, including EDO and IMC. R&D as a percentage of sales were relatively consistent at 2.1%, 2.0%, and 2.1% for the three years ended December 31, 2008, 2007 and 2006, respectively, as we continued our efforts within each of our business segments to support product development.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES, NET
During 2008, 2007 and 2006, we recorded $77.5, $66.1 and $51.7, respectively, of restructuring charges and asset impairment charges, net of restructuring accruals reversed. These charges primarily include facility consolidations and headcount reductions, which reflect our efforts to streamline our operating structure. As a result of a declining global economic environment, we accelerated restructuring activities during the fourth quarter of 2008, which, as a result, will better position our businesses for 2009.
See the section entitled “Restructuring and Asset Impairment Charges” and Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements for additional information.

OPERATING INCOME
Operating income of $1,210.1 for 2008 reflects a 23.8% increase over the prior year. This increase was largely due to the impact from our EDO and IMC acquisitions. In addition, we realized organic operating income growth of 18.8% and 7.0% from our Defense Electronics & Services and Fluid Technology business segments, respectively. These contributions were primarily attributable to higher sales volumes and new programs at the Defense Electronics & Services business segment, and price increases at the Fluid Technology business segment. Operating income increased $4.3 at our Motion & Flow Control business segment primarily due to contributions from acquisitions, such as IMC, and a benefit from foreign currency exchange translation, partially offset by higher production costs.
Operating margin decreased 60 basis points year-over-year to 10.3% for the year ended December 31, 2008. This decrease reflects increased SG&A, including the impact of acquisitions (higher amortization of intangible assets), costs incurred in connection with our fourth quarter realignment actions, higher restructuring expense, and unfavorable foreign currency transaction costs, partially offset by benefits from operating efficiencies and cost savings initiatives, and lower pension expense.
Operating income of $977.2 for 2007 reflects a 22.0% increase over the prior year. This increase was driven by organic growth attributable to each of our business segments and the benefit of foreign currency exchange translation. Higher volumes coupled with price increases and benefits from operating efficiencies and cost-saving initiatives more than offset higher production costs and higher SG&A expense.

INTEREST EXPENSE AND INTEREST INCOME
During 2008, 2007 and 2006, we recognized interest expense of $140.8, $114.9, and $86.2, respectively.
Interest expense increased 22.5% during 2008 due to higher levels of debt, primarily reflecting our funding for acquisitions and capital expenditures during the periods, tax-related charges, and higher interest rates during the fourth quarter of 2008, partially offset by lower interest rates during the first nine months of 2008.
Interest expense increased 33.3% during 2007 primarily due to higher average debt levels during the year, reflecting funding for acquisitions, stock repurchases, capital expenditures and pension plan contributions. Partially offsetting the 2007 year-over-year increase was a decrease of $7.0 in interest expense related to income taxes as a result of the settlement of a tax examination during the second quarter of 2007.
We recorded interest income of $31.3, $49.6, and $25.4 for the years ended December 31, 2008, 2007 and 2006. The year-over-year 2008 decrease and 2007 increase in interest income was driven by the average balance of cash and cash equivalents held over each respective period.

INCOME TAX EXPENSE
Income tax expense was $312.3 or 28.7% of income from continuing operations for the year ended December 31, 2008, compared to $265.5 or 29.5% during the prior year. The year-over-year decrease in the effective tax rate was primarily attributable to a tax account validation adjustment and the benefit from mix of earnings in countries with differing statutory rates, partially offset by a benefit recognized during 2007 associated with the settlement of a tax examination.
Income tax expense was $265.5 or 29.5% of income from continuing operations for the year ended December 31, 2007, compared to $227.6 or 31.3% during the prior year. The year-over-year decrease in the effective tax rate was primarily attributable to a benefit recognized during 2007 associated with the settlement of a tax examination, partially offset by the impact of a penalty recognized in 2006 associated with a Night Vision compliance matter.
See Note 6, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2007, we sold the majority of the Switches businesses to a private equity firm, for net proceeds of $223.2, and an after-tax gain of $84.4. During the third quarter of 2008, we completed the sale of the remaining component of the Switches businesses to the same buyer, for net proceeds of $5.1. As a result, we recorded an after-tax gain on sale of $5.4 for the year ended December 31, 2008.
In the first quarter of 2006, we completed the sale of FHS, our automotive brake and fueling tubing and components business to a privately held company for net proceeds of $187.7 and a gain of $19.0. The business, which was a component of our Motion & Flow Control business segment, manufactures steel and plastic tubing for fuel and brake lines, quick-connects, and serves the transportation industry.
During the first quarter of 2006, we also completed the sale of Richter, our industrial non-metallic lined pumps and valves business to a private equity investor for net proceeds of $24.8 and a gain of $22.2. The business, which was a component of the Fluid Technology business segment, was a manufacturer of pumps and valves for selected segments in the chemical, fine chemical and pharmaceutical industries.
See Note 5, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for additional information.

SEGMENT REVIEW

	REVENUE			OPERATING INCOME			OPERATING MARGIN
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Defense Electronics & Services	$6,282.3	$4,176.2	$3,659.3	$727.0	$502.7	$404.3	11.6%	12.0%	11.0%
Fluid Technology	3,840.6	3,509.1	3,070.1	468.7	432.7	370.6	12.2%	12.3%	12.1%
Motion & Flow Control	1,583.4	1,332.5	1,092.9	191.7	187.4	149.7	12.1%	14.1%	13.7%
Corporate and Other/Eliminations	(11.5)	(14.5)	(14.4)	(177.3)	(145.6)	(123.6)	–	–	–

Total	$11,694.8	$9,003.3	$7,807.9	$1,210.1	$977.2	$801.0	10.3%	10.9%	10.3%

Defense Electronics & Services
Sales and revenues for the year ended December 31, 2008 increased 50.4% over the prior year to $6,282.3. During 2007, sales and revenues were $4,176.2, an increase of 14.1% over 2006. The following table illustrates the impact of organic growth, and acquisitions completed during the period on sales and revenues.

	2008/2007	2007/2006
	% Change	% Change
Organic growth	8.2%	12.6%
Acquisitions	42.3%	1.5%
Foreign currency translation	(0.1)%	–

Sales and revenues	50.4%	14.1%

2008 Versus 2007
Acquisitions, including EDO and its shipments of CREW, contributed $1,766.4 in sales and revenues for the year ended December 31, 2008. Organic sales increased $341.9 or 8.2%, primarily due to contributions from the Advanced Engineering & Sciences Division, driven by both existing and new contracts, including classified research programs, data analysis contracts, and the Federal Aviation Administration’s contract to build the next generation air-traffic control system. Organic revenue growth was also attributable to contributions from our Communications Systems Division, driven by strength in international Single Channel Ground and Airborne Radio sales, and Systems Division, primarily driven by non-conflict related programs such as SENSOR, missile defense and space control programs. Positive contributions from the GPS Navigation and the GeoEye projects were more than offset by declines in remote sensing and classified government programs at our Space Systems Division. Night Vision Division organic sales increased as a result of contributions from new products and higher international sales. Sales and revenues from our Electronic Systems Division was relatively flat year-over-year, as decreases in our radar systems offset contributions from avionics.
Operating income increased $224.3 or 44.6% during 2008. Acquisitions, including EDO, contributed $129.8 during 2008, with the remaining increase of $94.5 attributable to organic growth. The year-over-year organic growth increase was primarily attributable to the previously mentioned sales drivers. Operating margins decreased 40 basis points to 11.6%, reflecting higher production costs, higher amortization of intangible assets recognized as a result of the EDO acquisition, partially offset by benefits from productivity improvements and supply chain initiatives.

2007 Versus 2006
The benefit of new programs and sales growth on existing contracts, particularly at the Advanced Engineering & Services and Systems Divisions, drove the 2007 increase in sales and revenues. In addition, volume declines within Space Systems business due to lower content on certain platforms partially offset the segment’s overall performance. Results attributable to acquisitions during 2007 related primarily to EDO.
Operating income increased $98.4 or 24.3% during 2007. Excluding the impact of acquisitions, operating income increased $102.0 or 25.2%. This increase was primarily attributable to the previously mentioned sales drivers. Operating margins of 12.0% during 2007, reflect a 100 basis point improvement over 2006. This increase was attributable to increased operating efficiencies, partially offset by estimated costs to settle compliance issues in the Defense Electronics & Services business segment.

Orders and Backlog
The level of order activity related to programs within the Defense Electronics & Services business segment can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We received orders of $6,232.9 during 2008, an increase of $2,159.0 over the prior year, primarily attributable to contributions from acquisitions of $1,555.1, including EDO. Organic orders grew 14.8% over the prior year. Funded order backlog was $5.2 billion at December 31, 2008 and 2007.
We received orders of $4,073.9 during 2007, a decrease of $44.1 compared with the prior year. Funded order backlog was

$5.2 billion at December 31, 2007, compared to $3.9 billion at December 31, 2006.

Fluid Technology
Sales and revenues for the year ended December 31, 2008 were $3,840.6, reflecting an 9.4% increase over 2007. During 2007, sales and revenues grew 14.3% over 2006 to $3,509.1. The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

	2008/2007	2007/2006
	% CHANGE	% CHANGE
Organic growth	7.7%	8.9%
Acquisitions	0.3%	0.9%
Foreign currency translation	1.4%	4.5%

Sales and revenues	9.4%	14.3%

2008 Versus 2007
Sales and revenues increased $331.5 over the prior year. This increase was primarily attributable to organic growth of 7.7%, driven by higher volume and price, and the benefit from foreign exchange translation. Factors driving organic sales growth were as follows:

Water & Wastewater
Organic sales increased $104.5 or 6.3% for the year ended December 31, 2008, due to strength in water/wastewater transport, particularly within the municipal market, and dewatering, primarily attributable to the mining market.

Residential & Commercial Water
Organic sales increased $55.4 or 4.7% for the year ended December 31, 2008, respectively, due to strength in global commercial markets; strength in the North American agriculture/irrigation market, offset by weakness in the North American residential market.

Industrial Process
Organic sales increased by $121.9 or 17.3% for the year ended December 31, 2008, due to strength in our industrial operations, particularly within the chemical, oil and gas, power and mining markets.
Operating income for the year ended December 31, 2008 increased $36.0 or 8.3% over prior year, with a benefit of 1.3% attributable to foreign currency exchange translation. Organic operating income growth of 7.0% was primarily attributable to the previously mentioned sales drivers. Operating margins decreased 10 basis points to 12.2% during 2008, reflecting higher production costs, as well as costs associated with the disposition of a manufacturing facility, partially offset by benefits from productivity improvements and supply chain initiatives and lower pension expense.
During 2008, we received orders of $3,938.7, an increase of $281.6 or 7.7% over the prior year, primarily due to organic order growth of $204.7 or 5.6%. This increase was primarily attributable to Industrial Process, resulting from strength in large project orders and strength in international markets. Order backlog was $890.1 at December 31, 2008, compared to $887.1 at December 31, 2007.

2007 Versus 2006
During 2007, we recognized sales and revenues of $3,509.1, an increase of $439.0 or 14.3% over 2006, including a $138.3 benefit from foreign currency exchange translation. Organic revenues grew 8.9% year-over-year due to higher prices and increased sales volume in international markets such as Europe, the Middle East, Africa, Central and South America and Asia/Pacific.

Water & Wastewater
Organic sales grew 8.3%, on strength in large pump sales and the dewatering business, partially offset by softness in the U.S. water treatment business.

Residential & Commercial Water
Organic sales grew 5.7%, as strength in commercial applications was partially offset by softness in the residential market.

Industrial Process
Organic sales increased by 17.3%, resulting from strength in large project sales, particularly in the mining and oil and gas markets.
Operating income for the year ended December 31, 2007 increased $62.1 or 16.8% over prior year, with a benefit of 5.2% attributable to foreign currency exchange translation. The 2007 year-over-year organic income growth was primarily attributable to the previously mentioned sales drivers. Operating margins increased 20 basis points to 12.3% during 2007, reflecting higher prices, favorable sales mix, lower restructuring expense, and benefits from productivity improvements and supply chain initiatives, partially offset by increased production costs and selling, general and administrative expense.
During 2007, we received orders of $3,657.1, an increase of $513.0 or 16.3% over the prior year. This increase was primarily attributable to strength in water transport, particularly within the mining and the public utility/municipal markets, and continued strength in industrial project orders. Order backlog was $887.1 at December 31, 2007, compared to $702.2 at December 31, 2006.

Motion & Flow Control
Sales and revenues for the year ended December 31, 2008 were $1,583.4, reflecting an 18.8% increase over 2007. During 2007, sales and revenues grew 21.9% over 2006 to $1,332.5. The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

	2008/2007	2007/2006
	% CHANGE	% CHANGE
Organic growth	2.1%	10.2%
Acquisitions	12.9%	6.3%
Foreign currency translation	3.8%	5.4%

Sales and revenues	18.8%	21.9%

2008 Versus 2007
Sales and revenues increased $250.9 over the prior year, primarily attributable to contributions from IMC and the benefit of foreign currency exchange translation. Organic sales and revenues grew $27.4 or 2.1%. Factors driving this increase were as follows:

Motion Technologies
Organic sales increased $26.9 or 5.4%. These increases were attributable to higher volumes of OEM components (new platform wins), and aftermarket brake pad sales. These contributions were partially offset by a general slowdown during the second half of 2008 in the global automotive markets.

Interconnect Solutions
Organic sales increased on higher volumes by $16.1 or 3.8%, primarily attributable to the Americas and Asia markets (strength in medical, defense, aerospace, rail and industrial markets, particularly within the oil & gas industry).

Flow Control
Organic sales decreased $25.0 or 9.9%. This decrease was primarily attributable to an overall decline in the bath, spa and whirlpool markets, partially offset by positive contributions from the domestic beverage market.

Control Technologies
Organic sales increased $12.9 or 11.0%, primarily driven by strength in commercial/aerospace aftermarket products.

Energy Absorption
Organic sales decreased $2.0 or 4.8%, primarily reflecting a decline in the global industrial market.

Operating income increased $4.3 or 2.3% including contributions from acquisitions and the benefit from foreign currency exchange translation. Operating income declined $28.0 or 14.9% on an organic basis primarily due to costs associated with the planned sale of our Spa and Whirlpool and European Industrial Distribution business, higher restructuring expense and production costs, partially offset by increased sales volume, benefits from productivity improvements and supply chain initiatives, and lower pension expense.
Operating margins decreased 200 basis points to 12.1% during 2008, primarily reflecting the factors described above.
During 2008, we received orders of $1,563.3, an increase of $184.3 or 13.4% over the prior year. This increase was driven by contributions from acquisitions, including IMC, and the benefit from foreign currency exchange translation, partially offset by a decline in organic orders of 3.0%. Order backlog was $417.1 at December 31, 2008, compared to $440.4 at December 31, 2007.

2007 versus 2006
Sales and revenues increased $239.6 or 21.9% over the prior year, attributable to organic sales growth of $111.7 or 10.2%, contributions from acquisitions, including IMC, of $69.2 and the benefit of foreign currency exchange translation of $58.7. Significant factors attributable to the organic sales growth are illustrated in the table below.

Motion Technologies
Organic sales increased $51.1 or 12.6%. This increase were attributable to higher volumes on new European platforms and existing programs.

Interconnect Solutions
Organic sales increased $34.4 or 9.0% due to higher volumes of electronic components sales, particularly in Asia and the Americas.

Flow Control
Organic sales increased $10.2 or 4.5%. This increase was primarily attributable to higher volumes in the marine, industrial and beverage markets, partially offset by declines in the bath, spa and whirlpool markets.

Control Technologies
Organic sales increased $15.6 or 18.9%, primarily due to higher sales to commercial, military and to a lesser extent industrial markets.

Operating income increased $37.7 or 25.2% for 2007 compared to 2006. Organic operating income increased $26.9 or 18.0% over the same period. The year-over-year increase was primarily driven by higher sales volumes, cost reduction initiatives, and operating efficiencies. These benefits were partially offset by higher material costs, unfavorable mix, and higher SG&A expense, including increased marketing expense, higher compensation costs and the impact of foreign currency translation.
Operating margin was 14.1% and 13.7% for 2007 and 2006, respectively. The year-over-year increase primarily reflects the factors discussed above.
We received orders of $1,379.0 reflecting an increase of $237.6 or 20.8% over the prior year period. Order growth was attributable to each business within the segment, including Motion Technologies, driven by the previously mentioned new platforms in Europe, and Control Technologies. Order backlog was $440.4 at December 31, 2007, compared to $409.3 at December 31, 2006.

Corporate and Other
Corporate expenses of $177.3 for the year ended December 31, 2008 increased $31.7 compared to the same prior year period, primarily reflecting higher bonus and restructuring costs, as well as corporate initiatives, including expanded resources and review procedures in the tax accounting function. Corporate expenses of $145.6 for 2007 increased $22.0 compared to the prior year, primarily reflecting higher bonus, stock-based compensation, pension and post-employment benefits and other compensation-related expenses.

Restructuring and Asset Impairment Charges

Fourth Quarter 2008 Restructuring Activities and Asset Impairment Charges
In response to current and anticipated market conditions, we accelerated restructuring activities across our businesses during the fourth quarter of 2008. These restructuring actions resulted in a net restructuring charge of $56.3 and related payments of $9.5. We anticipate an additional $6.2 of restructuring charges will be incurred and payments of $47.7 will occur during 2009 related to these actions.

Components of Charges

	FOURTH QUARTER 2008 ACTIONS
		OTHER	LEASE			PLANNED
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS
Fluid Technology	$24.1	$0.2	$0.4	$0.1	$24.8	523
Defense Electronics & Services	8.3	0.7	0.4	–	9.4	144
Motion & Flow Control	19.7	0.3	0.3	0.8	21.1	578
Corporate and Other	0.9	0.1	–	–	1.0	13

	$53.0	$1.3	$1.1	$0.9	$56.3	1,258

The charges associated with actions announced during the fourth quarter of 2008 primarily represent a reduction of structural costs in all business segments and the planned closure of a facility within the Motion & Flow Control business segment. Planned position eliminations total 1,258, including 601 factory workers, 629 office workers and 28 management employees.
The projected future savings over a five-year horizon from restructuring actions announced during the fourth quarter of 2008 are approximately $63 during 2009, and $267 between 2010 and 2013.

Additionally, during the fourth quarter of 2008, we recorded a net restructuring and asset impairment charge of $5.3, reflecting costs of $3.9 related to prior actions and the reversal of $0.4 of restructuring accruals that management determined would not be required, as well as an asset impairment charge of $1.8 related to the write-down of software due to a decision to cancel a project as a result of an organizational realignment.

2008 Restructuring Activities
During 2008, we recorded a net restructuring charge of $74.6, reflecting costs of $66.9 related to new actions and $9.3 related to prior years’ plans, as well as the reversal of $1.6 of restructuring accruals that management determined would not be required.

Components of Charges

	2008 ACTIONS

							PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid Technology	$30.7	$0.4	$0.9	$0.1	$32.1	600	$3.2	$(1.0)
Defense Electronics & Services	9.6	0.7	0.6	–	10.9	157	0.1	(0.2)
Motion & Flow Control	20.5	0.6	0.4	0.8	22.3	589	6.0	(0.4)
Corporate and Other	1.4	0.1	0.1	–	1.6	14	–	–

	$62.2	$1.8	$2.0	$0.9	$66.9	1,360	$9.3	$(1.6)

The charges associated with actions announced during 2008 primarily represent a reduction of structural costs in all business segments and the planned closure of a facility in the Motion & Flow Control business segment and a facility in the Defense Electronics & Services business segment. Planned position eliminations total 1,360, including 614 factory workers, 704 office workers and 42 management employees. The costs associated with the prior years’ plans primarily reflect severance and lease cancellation related costs.
Payments of $16.1 were made during 2008 related to actions announced during 2008.
The projected future savings over a five year horizon from restructuring actions announced during 2008 are approximately $73 during 2009 (of which $69 is incremental to savings realized in 2008), and $308 between 2010 and 2013.
2008 Asset Impairment Charges
During 2008, we recognized $2.9 of charges related to the impairment of long-lived assets. During the fourth quarter of 2008, we recognized an asset impairment charge of $1.8 related to the write-down of software due to a decision to cancel a project as a result of an organizational realignment. During the third quarter of 2008, we recognized an impairment charge of $1.1 related to one of our Motion & Flow Control businesses, reflecting the reduction of our expected future earnings for this business.

2007 Restructuring Activities
During 2007, we recorded a net restructuring charge of $61.1, reflecting costs of $57.9 related to new actions and $7.4 related to prior year plans, as well as the reversal of $4.2 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 ACTIONS						PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid Technology	$32.7	$0.5	$1.4	$2.1	$36.7	410	$3.5	$(1.1)
Defense Electronics & Services	6.2	–	1.5	–	7.7	115	2.9	(0.9)
Motion & Flow Control	9.5	–	0.3	0.4	10.2	201	1.0	(0.5)
Corporate and Other	3.3	–	–	–	3.3	3	–	(1.7)

	$51.7	$0.5	$3.2	$2.5	$57.9	729	$7.4	$(4.2)

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
The projected future savings over a four-year horizon from restructuring actions announced during 2007 are approximately $57 during 2009, and $173 between 2010 and 2012.

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

Components of Charges

	2006 ACTIONS						PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid Technology	$17.0	$2.8	$5.7	$1.2	$26.7	441	$0.9	$(0.9)
Defense Electronics & Services	3.2	0.1	3.9	–	7.2	113	–	(0.9)
Motion & Flow Control	11.3	0.1	4.1	1.2	16.7	236	2.8	(3.0)
Corporate and Other	2.1	–	–	–	2.1	26	0.1	–

	$33.6	$3.0	$13.7	$2.4	$52.7	816	$3.8	$(4.8)

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
The projected future savings over a three-year horizon from restructuring actions announced during 2006 are approximately $49 during 2009, and $97 between 2010 and 2011.

Employee Benefit Plans

Pension Expense
We recorded $0.3 of net periodic pension income in the Consolidated Income Statement in 2008, compared with net periodic pension cost of $61.7 in 2007. As more fully described in Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements, the primary drivers behind the decrease in the net periodic pension cost were the effect of a higher expected return on plan assets and a decrease in the amortization of deferred losses.
In 2009, we expect to incur approximately $40.6 of net periodic pension cost that will be recorded in the Consolidated Income Statement. The increase in net periodic pension cost is primarily due to the effect of an increase in the amortization of deferred losses partially offset by an increase in the discount rate for the foreign plans.

Funded Status, Plan Contributions and Other
During the fourth quarter of 2008, we recognized a substantial decline in the fair market value of our employee pension plan assets, contributing to a pre-tax charge to other comprehensive loss of $2.1 billion and a decrease of $1.3 billion in shareholders’ equity. Further, this decline also contributed to a reduction in the funded status of our U.S. Salaried Pension Plan, which represents approximately 78% of out total pension obligation.
At December 31, 2008, the U.S. Salaried Pension Plan had an unfunded deficit of $1.1 billion. For the balance of our funded pension plans, including foreign and affiliate plans, the aggregate funded status decreased by $274.4 resulting in a net unfunded balance at December 31, 2008 of $222.2. In addition, we had $359.2 in pension plans where funding is not permitted or, in foreign environments, where funding is not feasible.
Funding requirements under IRS rules are a major consideration in making contributions to our pension plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. In 2008, we contributed $24.1 to pension plans. We currently anticipate making contributions to pension plans in the range of $20 to $25 during 2009.
The Pension Protection Act of 2006 (the “Pension Act”) contains funding requirements for defined benefit pension plans. The Pension Act establishes a 100% funding target over 7 years for plan years beginning after December 31, 2007. No shortfall amortization payments are required if the pension plan meets the following targets: 92% funded in 2008; 94% funded in 2009; and 96% funded in 2010. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was passed in December 2008. WRERA provides (i) the shortfall amortization charge will be based on the transition percentages (92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter as opposed to the original PPA language of 100% of funding target, (ii) clarification that the averaging method used to value assets is to be adjusted for expected earnings which results in “asset smoothing”, and (iii) relief from the restriction on benefit accruals in 2009, by allowing a plan sponsor to use the greater of the Adjusted Funding Target Attainment Percentage from January 1, 2008 and January 1, 2009.
In 2009, we are not required to make any mandatory contributions to our U.S. Salaried Plan to satisfy minimum statutory funding requirements. Further, assuming that actual plan returns are consistent with our expected plan return of nine percent in 2009, interest rates remain constant, and there are no additional changes to U.S. pension funding legislation, we would not be required to make any mandatory contributions in 2010. We may, however, make voluntary contributions over the next two years to improve the funded status of our U.S. Salaried Plan.
Funded status at the end of 2009, and future required contributions, will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. Depending on these factors, and the resulting funded status of our pension plans, the level of future contributions could be material.

Recoverable Pension Costs and Plan Contributions
U.S. Government Cost Accounting Standards govern the extent to which pension costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. The Defense Electronics & Services business segment represents approximately 70% of the active U.S. Salaried Plan participants. As a result, we have sought and would seek reimbursement from the Department of Defense for a portion of our pension costs and plan contributions.

Cash Flow Summary

YEAR ENDED DECEMBER 31	2008	2007	2006
Operating Activities	$1,119.6	$798.1	$780.7
Investing Activities	(502.9)	(1,958.1)	(46.3)
Financing Activities	(1,407.4)	1,981.1	(370.2)
Discontinued Operations – Operating Activities	(9.1)	(16.2)	80.2

Operating Activities
Cash provided by operating activities in 2008 increased $321.5 from the prior year. This significant increase is partially due to a $235.1 increase in income from continuing operations, excluding non-cash increases in depreciation and amortization, combined with a reduction in contributions to the U.S. Salaried Pension Plan (reflected within the change of other current and non-current assets). There were no contributions to the U.S. Salaried Pension Plan made in 2008 as compared to $50.0 in 2007. Working capital provided a modest increase in cash from last year as a $123.8 reduction in the use of cash from accounts receivable, primarily driven by improved cash collections within the Fluid Technology business segment, was largely offset by reduced sources of cash of $75.9 from accounts payable and accrued expenses and $41.4 from inventories. Each of the business segments contributed to the accounts payable and accrued expenses impact, led by lower volumes and timing of payments, while the change in inventories was primarily attributable to the Defense Electronics & Services business segment due to the ramp up of CREW units, coupled with delayed international shipments. Additionally, EDO businesses were a significant contribution underlying the overall operating cash flow performance.
Cash provided by operating activities in 2007 increased $17.4 from the prior year. This increase is due to a $133.3 increase in income from continuing operations, combined with a $213.2 improvement in cash from inventories across all three business segments. These increases in cash were partially offset by a $175.5 increased use of cash for accounts receivable mainly due to the Fluid Technology business segment, reflecting higher volumes overall, including increased sales in Europe, which have longer payment terms, and the Defense Electronics & Services business segment primarily due to higher overall volumes, and the increase in EDO receivables since the acquisition date. Also, accounts payable and accrued expenses were a reduced source of cash totaling $109.2, primarily due to contract reserve adjustments as well as a payment of $30.0 towards $50.0 in fines, forfeitures and penalties we agreed to in conjunction with our settlement with the U.S. Government relating to an Night Vision Division compliance matter. See Note 19, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion of the Night Vision matter. Additionally, accrued and deferred taxes mitigated the increase in cash by $64.4, primarily related to increased tax payments of $116.3, partially offset by increased accrued and deferred tax liabilities.

Investing Activities

Additions to Plant, Property and Equipment:
Capital expenditures during 2008 were $248.7, an increase of $9.4 as compared to 2007. The increase is driven by higher spending of $30.3 in the Defense Electronics & Services business segment primarily due to the acquisition of EDO at the end of 2007, an $18.5 increase in the Motion & Flow Control business segment as a result of the purchase of a manufacturing facility in Mexico, combined with timing of investments as compared to last year. These increases were offset by net reductions of $39.4 largely reflecting the absence of a prior year cash payment of $44.8 related to the renewal of the sale leaseback arrangement for ITT’s corporate aircraft whose term expired in December 2007 (see Note 20, “Guarantees, Indemnities and Warranties,” in the Notes to Consolidated Financial Statements for further discussion). This was partially offset by payments related to the leasehold improvements for ITT’s new headquarters that consolidates its corporate headquarters and the headquarters operations of its Fluid Technology and Motion & Flow Control business segments.
Capital expenditures during 2007 were $239.3, an increase of $62.2 from 2006. The Fluid Technology business segment increased its capital expenditures by $21.4, largely related to incremental investments in facilities in Asia and Eastern Europe. Also reflected in 2007 capital expenditures was a cash payment of $44.8 related to the renewal of the sale leaseback arrangement for ITT’s corporate aircraft whose term expired in December 2007 (see Note 20, “Guarantees, Indemnities and Warranties,” in the Notes to Consolidated Financial Statements for further discussion).

Acquisitions:

2008 Acquisitions
During 2008, we spent $226.5 related to additional costs for 2007 acquisitions including, the EDO acquisition within the Defense Electronics & Services business segment, largely for repayment of debt acquired. We also spent $49.2 on acquisitions of several other smaller companies, including two companies in Motion & Flow Control and two companies in Fluid Technology, as well as other acquisition-related costs.
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

Proceeds from Sale of Assets and Businesses:
During 2008, we completed the sale of the remaining component of the Switches businesses, for net proceeds of $5.1. In 2007, we had sold the substantial part of our Switches businesses for net proceeds of $223.2, with the buyer to acquire the remainder once asset transfer issues were resolved.
Additionally, as part of ITT’s renewal of its corporate aircraft sale leaseback, in 2007 we received a cash payment of $50.2 for the sale of the aircraft to the lessor (see Note 20, “Guarantees, Indemnities and Warranties,” in the Notes to Consolidated Financial Statements for further discussion).
In the first quarter of 2006, we completed the sale of Fluid Handling Systems and Richter for net proceeds of $212.5.

Financing Activities

Short-term debt:
During 2008, our use of cash related to short-term debt increased $3,540.9 over the prior year, reflecting net payments of $1,229.0 in 2008 primarily related to the financing of the EDO acquisition as compared to net short-term borrowings of $2,311.9 in 2007.
During 2007, our net short-term borrowings provided a $2,467.5 increased source of cash as compared to the prior year largely due to debt used to finance the EDO acquisition.

Share Repurchases:
In 2008, we spent $75.0, including commission fees, on the repurchase of common stock. As of December 31, 2008, we had repurchased 7.1 shares for $430.8, including commission fees, under our $1 billion share repurchase program.
In 2007, we spent $299.1, including commission fees, on the repurchase of common stock. Of this amount, $48.6 relates to 0.9 shares which were acquired at the end of 2006 and settled in January 2007. The remaining $250.5 relates to 4.1 shares repurchased in 2007.

In December 2006, we purchased 1.9 shares for $105.3, including commission fees. Of this activity, 0.9 shares were acquired at the end of 2006 and settled in January 2007 for $48.6. This activity was part of a $1 billion share repurchase program announced during the fourth quarter of 2006, which replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. Additionally, in 2006, we repurchased 2.8 shares for $153.4 to offset the dilutive effect of exercised stock options and restricted stock issuances.

Dividends:
In 2008, we made $120.9 of dividend payments to shareholders, a 25% increase over 2007.
In 2007, we made $96.6 of dividend payments to shareholders, a 25% increase over 2006.

Discontinued Operations – Operating Activities
During 2008, cash used in operating activities of discontinued operations declined $7.1 from the prior year primarily due to a decrease in cash used by our Switches businesses as a result of the disposition of substantially all of the businesses during third quarter of 2007.
During 2007, cash from operating activities of discontinued operations declined $96.4 due to a use of cash of $16.2 in the current year as compared to an $80.2 source in the prior year. The primary driver of the decrease in cash flow was the absence of operating cash flows from our Switches businesses (sold in the third quarter of 2007) and our FHS and Richter businesses (sold in the first quarter of 2006).

Liquidity and Capital Resources
Our principal source of liquidity is operating cash flows, and we have demonstrated the ability to meet our additional funding requirements through the issuance of commercial paper. Our funding needs are monitored and strategies are executed to meet overall cash requirements, including the management of our capital structure on a short and long-term basis. Significant factors that affect our overall management of liquidity include the adequacy of commercial paper and bank lines of credit, and the ability to attract long-term capital at satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result may alter the mix of our short- and long-term financing, when advantageous to do so.
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
Recent declines in the worldwide debt and equity markets have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity during 2008. If our access to the commercial paper market is adversely affected, we believe that alternative sources of liquidity, including available cash and existing committed credit facilities, would be sufficient to meet our short-term funding requirements.
Current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

DECEMBER 31,	2008	2007
Cash and cash equivalents	$964.9	$1,840.0
Short-term debt and current maturities of long-term debt	$1,679.0	$3,083.0
Long-term debt	467.9	483.0

Total debt	2,146.9	3,566.0

Total shareholders’ equity	3,059.9	3,944.8

Total capitalization (debt plus equity)	$5,206.8	$7,510.8

Debt to total capitalization	41.2%	47.5%
Net debt (debt less cash and cash equivalents)	1,182.0	1,726.0
Net capitalization (debt plus equity less cash and cash equivalents)	4,241.9	5,670.8
Net debt to net capitalization	27.9%	30.4%

Short-term debt, including current maturities of long-term debt, was $1,679.0 and $3,083.0 at December 31, 2008 and 2007, respectively. Net debt at December 31, 2008 was $1,182.0 compared to $1,726.0 at December 31, 2007. This decrease primarily reflects the pay down of debt during 2008, subsequent to our funding for the acquisition of EDO.
We expect that cash flows from operations and our access to the commercial paper market will be sufficient to meet our short-term funding requirements. We anticipate that cash flows from operations will be utilized to further decrease our net debt balance during 2009.

Credit Facilities and Commercial Paper Program
In November 2005, ITT entered into a five-year revolving credit agreement (the “November 2005 Credit Facility”), in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised the option to increase the principal amount under the revolving credit agreement to $1.75 billion. In March 2008, ITT entered into a new 364-day revolving credit agreement (the “March 2008 Credit Facility”), providing an additional $1.0 billion principal amount of available borrowings. As a result, the maximum amount of available borrowings under both facilities is now $2.75 billion.
The provisions of this agreement require that we maintain a minimum interest coverage ratio. At December 31, 2008, we were in compliance with our financial covenants.
Prior to December 2007, borrowing through commercial paper and under the revolving credit agreements could not exceed $1.25 billion in the aggregate outstanding. In December 2007 and March 2008, the ITT Board of Directors approved commercial paper borrowings to increase up to $1.75 billion and $2.75 billion, respectively. At December 31, 2008, commercial paper borrowings were $1,618.7.
The revolving credit agreements are intended to provide additional liquidity as a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances.

			AMOUNT IN
	CREDIT	COMMERCIAL	EXCESS OF
	FACILITY	PAPER	COMMERCIAL
	AMOUNT	OUTSTANDING	PAPER BALANCE
November 2005 Credit Facility	$1,750.0	$1,618.7	$131.3
March 2008 Credit Facility	1,000.0	—	1,000.0

	$2,750.0	$1,618.7	$1,131.3

The March 2008 Credit Facility will expire during the first quarter of 2009. We believe that funds available to us under the November 2005 Credit Facility are more than sufficient to cover the level of expected commercial paper borrowings in 2009, and to satisfy any remaining cash requirements.

Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2008:

	PAYMENTS DUE BY PERIOD
		LESS THAN			MORE THAN	ALL
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS	OTHER
Long-term debt(1)	$434.9	$13.1	$90.1	$23.0	$308.7	$–
Interest payments(2)	349.4	28.1	52.1	42.8	226.4	–
Operating leases(3)	721.2	126.4	196.8	149.4	248.6	–
Purchase obligations(4)(5)	695.7	451.8	228.8	15.1	–	–
FIN 48 liability(6)	144.9	–	–	–	–	144.9
Other long-term obligations reflected on balance sheet(7)	187.4	39.2	48.1	25.1	75.0	—

Total	$2,533.5	$658.6	$615.9	$255.4	$858.7	$144.9

(1)	See Note 14, “Debt,” in the Notes to Consolidated Financial Statements, for discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt, including current maturities and unamortized discount and exclude deferred gain on interest rate swaps.

(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of December 31, 2008 utilizing year end interest rates.

(3)	Refer to Note 13, “Leases and Rentals,” in the Notes to Consolidated Financial Statements, for further discussion of lease and rental agreements.

(4)	The unconditional purchase commitments are principally take or pay obligations related to the purchase of certain raw materials and subcontract work.

(5)	Purchase obligations include a three-year obligation in the amount of $9.2 that would require a termination penalty based on the number of remaining months. As of December 31, 2008, this fee would have been $2.3.

(6)	As of December 31, 2008, our liability in connection with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”) was $144.9. ITT was unable to reasonably estimate the timing of FIN 48 liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. (See the section entitled “Critical Accounting Estimates – Income Taxes”).

(7)	Other long-term obligations include estimated environmental payments. We estimate, based on historical experience, that we will spend between $8.0 and $12.0 per year on environmental investigation and remediation. We are contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2008, our best estimate for environmental liabilities is $135.0. In addition, other long-term obligations include letters of credit, and payments in connection with our settlement of compliance issues in the Defense Electronics & Services business segment.

Off-Balance Sheet Arrangements

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
In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2008, the projected fair value of the aircraft at the end of the lease is estimated to be $2.4 less than the residual value guarantee. Since this estimated loss does not exceed the $5.4 gain we realized from the sale of the aircraft, but deferred as a loss contingency for the residual value guarantee, we have not recorded any additional accrual in our financial statements.
ITT has a number of individually immaterial guarantees outstanding at December 31, 2008, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, “Summary of Significant Accounting Policies,“ in the Notes to Consolidated Financial Statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. Actual results in these areas could differ from management’s estimates.

Contingent Liabilities
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, product liabilities (including asbestos), employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Accruals for anticipated settlements have been established where the outcome of the matter is probable and can be reasonably estimated. In addition, accruals for legal fees for various matters have been established where the fees are probable of payment and can be reasonably estimated. Based on present information, including our assessment of the merits of claims, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have a material adverse impact on our financial position, results of operations or cash flows, on a consolidated basis.
However, because of uncertainties related to these matters, we can only record accruals based on currently available information. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated financial position, results of operations or cash flows. For a discussion of these contingencies, including management’s judgment applied in the recognition and measurement of specific liabilities, refer to Note 19, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

Employee Benefit Plans
ITT sponsors numerous employee pension and welfare benefit plans. The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates (some of which are disclosed in Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements) and other factors.

Key Assumptions
A summary of the significant assumptions used for the pension benefit plans are as follows:

WEIGHTED AVERAGE ASSUMPTIONS	2008	2007
Expected rate of return on plan assets used to determine net periodic benefit cost	8.87%	8.87%
Discount rate used to determine net periodic benefit cost	6.19%	5.87%
Discount rate used to determine benefit obligation at December 31	6.24%	6.19%
Rate of future compensation increase used to determine benefit obligation at December 31	3.97%	4.45%

Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.
We determine our expected return on plan assets assumption by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plan’s actual historical annual return on assets over the past 10, 15, 20 and 25 years; make estimates of future returns using a Capital Asset Pricing Model; and evaluate historical broad market returns over the past 75 years based on our strategic asset allocation, which is detailed in Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.
Based on the approach described above, we estimate the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, our actual geometric average annual return on plan assets for domestic pension plans stood at 9.9%, 11.8%, 12.0% and 12.4%, for the past 10, 15, 20, and 25 year periods, respectively.
The chart below shows actual versus the expected long-term returns for our domestic pension plans that are utilized in the calculation of the net periodic benefit cost. See Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for more information.

	2008	2007	2006	2005	2004
Expected rate of return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%
Actual rate of return on plan assets	(31.2)%	12.7%	13.8%	13.2%	15.2%

Our weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2008 is 8.9%.
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
Our weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2008, is 6.24%. Also, at December 31, 2008, we raised the discount rate on our postretirement welfare plans to 6.25% from 6.0%.
At December 31, 2008, we lowered our expected rate of future compensation increases for domestic plan participants to 4.0% from 4.5%, based on recent historical experience and expectations for future economic conditions.

Pension Expense
A 25 basis point change in the expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on 2009 pension expense:

	INCREASE/(DECREASE)
	IN PENSION EXPENSE
	25 BASIS		25 BASIS
	POINT INCREASE		POINT DECREASE
Long-term rate of return on assets used to determine net periodic benefit cost	$(10.1)		$10.1
Discount rate used to determine net periodic benefit cost	(27.0	)*	13.3
Rate of future compensation increases used to determine net periodic pension cost	4.6		(4.2)

*	This scenario eliminates any amortization of deferred losses, since the amount subject to amortization must exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.

Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. ITT’s U.S. Salaried Pension Plan represents approximately 78% of the total pension obligation, and therefore the funded status of the U.S. Salaried Pension Plan has a considerable impact on the overall funded status of our pension plans.
We estimate that every 25 basis point change in the discount rate impacts the funded status of the U.S. Salaried

Pension Plan by approximately $110. Similarly, every five percentage point change in the actual 2009 rate of return on assets impacts the same plan by approximately $150.

Fair Value of Plan Assets
Our pension and welfare benefit plans’ assets are comprised of a broad range of investments including domestic and foreign securities, private equity and fixed income investments, investments in hedge funds, commodities and cash and cash equivalents. When available, we have valued our investments based on observable market inputs.
Observable inputs are inputs that market participants would use in pricing the investment based on market data obtained from independent sources. These include inputs with quoted prices in active markets, and inputs other than quoted prices in active markets that are either directly or indirectly observable.
Unobservable inputs are inputs that reflect the Company’s assumptions about the estimates market participants would use in pricing the investment, based on the best information available in the circumstances. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of the fair value requires more judgment.
A substantial portion of our pension and welfare benefit plan assets portfolio is comprised of hedge fund and private equity investments. The private equity and a portion of the hedge fund investments do not have directly observable inputs, and as such, require significant judgment to determine fair value.
Plan assets are based on year-end fair market values. Absent the timely availability of audited year-end financial statements for these investments, from which we derive our allocable portion of each investment’s fair value, management has incorporated its own judgment and set of assumptions to value the investments as of year-end.
See Note 16, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for further information.

Revenue Recognition
ITT recognizes revenue as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. For the majority of our product sales, title transfers when products are shipped. Under certain circumstances, title passes when products are delivered. Further, some sales are recognized when the customer picks up the product. In the Defense Electronics & Services business segment, certain contracts require the delivery, installation, testing, certification and customer acceptance before revenue can be recorded.
The Defense Electronics & Services business segment and certain businesses in our Fluid Technology business segment generally recognize sales and anticipated profits under long-term fixed-price contracts based on units of delivery, completion of scheduled performance milestones, or percentage of costs incurred to total costs. Estimated contract profits are recorded into earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. Anticipated losses on contracts are recorded when first identified by ITT. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.

Income Taxes
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, in accordance with FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
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

Goodwill and Other Intangible Assets
We account for goodwill and indefinite-lived intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142)”. SFAS 142 states that goodwill and indefinite-lived intangible assets are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise). We conduct our annual impairment testing on October 1 to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles.
The application of the impairment test requires judgment, including the identification of reporting units, assignments of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Further, the impairment test involves the use of accounting estimates and assumptions related to future operating results. Consistent with the requirements of SFAS 142, the fair values of our reporting units generally are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units.
We conducted our annual goodwill impairment test as of October 1, 2008, and determined that there was no impairment. Subsequently, we updated our forecast assumptions to reflect declining economic conditions. As a result, we reassessed goodwill for impairment for those reporting units significantly affected by changes to our initial projections. Despite declines in the estimated fair value for certain reporting units since our annual impairment test, we concluded that there were no impairments as of the interim test dates.
We will continue to closely monitor the 2009 results and projections for these units and the economic conditions of their product end-markets. Any significant change in market conditions and estimates or judgments could give rise to impairment in the period that the change becomes known.

Other Intangible Assets
Prior to performing the goodwill impairment testing process for a reporting unit under SFAS 142, if there is reason to believe that other non-goodwill related intangible assets may be impaired, these other intangible assets must first be tested for impairment under SFAS 142 or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). Assets governed by SFAS 144 require a recoverability test for impairment whereby the gross undiscounted cash flows are determined specific to the asset. For non-goodwill related indefinite-lived assets, a fair value determination is made. If the carrying value of the asset exceeds the fair value, then impairment occurs. The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.
These impairment tests also involve the use of accounting estimates and assumptions believed to be reasonable, the results of which form the basis for our conclusions. Significant changes to these estimates and assumptions could adversely impact our conclusion to these impairment tests.

New Accounting Pronouncements
See Note 2, “New Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements for a complete discussion of recent accounting pronouncements. There were no new pronouncements which we expect to have a material impact on our financial condition and results of operations in future periods.

Forward-Looking Statements
Certain statements contained in this document, including within this Management’s Discussion and Analysis of Financial Condition and Results of Operations (most particularly, material presented under “Executive Summary,” “2009 Outlook,” “Known Trends and Uncertainties,” “Restructuring and Asset Impairment Charges,” “Employee Benefit Plans,” “Liquidity and Capital Resources,” and “Critical Accounting Estimates,” that are not historical facts, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of ITT and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors may be described or referred to from time to time in filings made by ITT with the Securities and Exchange Commission. Included in those factors are the following: general economic and business conditions; foreign currency exchange rates; political, social and economic conditions and local regulations in the countries in which ITT conducts its businesses; government regulations and compliance therewith; demographic changes; sales and revenues mix; pricing levels; changes in sales and revenues to, or the identity of, significant customers; changes in technology; industry capacity and production rates; ability of outside third parties to comply with their commitments; competition; capacity constraints; availability of raw materials and adequate labor; availability of appropriate professional expertise; projected savings from restructuring actions; potential future employee benefit plan contributions; availability of liquidity sufficient to meet ITT’s needs; the ability to adapt to changes resulting from acquisitions and divestitures and to affect cost reduction programs; and various other factors referenced in this Management’s Discussion and Analysis and under the caption “Risk Factors.” In some areas, the availability of energy sources may affect our production processes or customer demand for our products or services. In addition to these factors, our business segments may be affected by the more specific factors referred to below and as included in Item 1A.
The Defense Electronics & Services business segment will be affected by factors including the level of defense funding by domestic and foreign governments; changes in the portion of the U.S. Defense budget devoted to products and services of the types of products we provide; our ability to receive contract awards; government investigations; government contracts subject to security and facility clearances; our ability to obtain and maintain export licenses; our ability to sell to international markets and our ability to develop and market products and services for customers outside of traditional markets.
The Fluid Technology business segment will be affected by factors including broad economic conditions in markets served; governmental funding levels; raw material prices; international demand for fluid management products; the ability to successfully expand into new geographic markets; weather conditions; and continued demand for replacement parts and servicing.
The Motion & Flow Control business segment will be affected by the cyclical nature of the transportation industry; economic conditions in its major markets; weather conditions; production levels of major auto producers; and demand for replacement parts.
ITT assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(In millions, unless otherwise stated)

MARKET RISK EXPOSURES
At December 31, 2008, our short-term and long-term debt obligations totaled $2.1 billion. In addition, our cash and cash equivalents balances at December 31, 2008 was $964.9. Based on these positions, and our overall exposure to interest rates, a change of 61 basis points (equivalent to 10% of ITT’s weighted average short-term interest rates at December 31, 2008) on our cash and marketable securities and on our floating rate debt obligations would have a $4.4 effect on our pretax earnings for the year ended December 31, 2008.

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

(a)	Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2008.
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

(b)	Management’s Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.
The Company’s management, including the CEO and the CFO, does not expect that our internal controls over financial reporting, because of inherent limitations, will prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s assessment, included herein, should be read in conjunction with the certifications and the report issued by Deloitte & Touche LLP (“Deloitte & Touche”), an independent registered public accounting firm, as stated in their report, which appears subsequent to Item 9A(d) in this Annual Report on Form 10-K.

(c)	Remediation of Prior Year Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed in “Item 9A Controls and Procedures – Management Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2007, a material weakness existed in the Company’s internal control over financial reporting related to income tax accounting. Specifically, the Company did not maintain adequate processes and a sufficient number of technically qualified personnel during the year to facilitate the timely identification of all issues associated with the Company’s income tax closing process.
During 2008, the Company implemented the following measures to remediate the material weakness related to financial reporting for income taxes:

■	Conducted a comprehensive evaluation of the income tax department organizational structure and processes.

■	Expanded technical resources and management in the income tax accounting function, including the hiring of a Chief Tax Officer and Director of Tax Operations.

■	Enhanced review procedures for ongoing as well as non-routine complex transactions in the income tax accounting function.

■	Performed a detailed review of income tax payable accounts to substantiate existing balances.

■	Performed a comprehensive reconciliation of the differences between the income tax basis and financial reporting basis of assets and liabilities to effectively reconcile and substantiate deferred tax balances.

■	Assessed the existing internal control structure and implemented new controls, including enhanced reconciliations and analyses of income tax provisions and formal procedures to reconcile payable and deferred tax balances.
The Company has tested the effectiveness of the newly implemented controls and found them to be operating effectively for a sufficient period of time to reduce to a remote likelihood the possibility of material misstatement. As a result, management has concluded that, as of December 31, 2008, the material weakness described above has been remediated.

(d)	Changes in Internal Control over Financial Reporting
Other than the remediation of the income tax accounting material weakness described in Item 9A(c) above, there were no changes during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
New York, New York

February 25, 2009

ITEM 9B.	OTHER INFORMATION
None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2009 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions “Election of Directors,” “Information About the Board of Directors” and “Report of the Audit Committee.”
The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption “Executive Officers of the Registrant.”
ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, election and selection of an independent presiding director as well as responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the company’s website at www.itt.com/responsibility/governance/#principles-charters. A copy of the corporate governance principles and charters are also available to any shareholder who requests them from the Company’s secretary.
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
Pursuant to New York Stock Exchange (“NYSE”) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2008. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the caption “Executive Compensation.”

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the captions “Beneficial Ownership of ITT Corporation Common Stock” and “Equity Compensation Plan Information.”

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference portions to the definitive proxy statement referred to in Item 10.

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 set forth under the caption “Independent Auditor Fees.”

PART IV

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page 45 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on pages II-2 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)	Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions in 2007.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined pension and other postretirement plans in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
New York, New York

February 25, 2009

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31	2008	2007	2006
Product sales	$9,181.2	$7,057.5	$6,198.1
Service revenues	2,513.6	1,945.8	1,609.8

Total sales and revenues	11,694.8	9,003.3	7,807.9

Costs of product sales	6,255.1	4,746.4	4,224.5
Costs of service revenues	2,184.3	1,688.6	1,393.9

Total costs of sales and revenues	8,439.4	6,435.0	5,618.4

Gross profit	3,255.4	2,568.3	2,189.5
Selling, general and administrative expenses	1,723.5	1,342.7	1,175.9
Research and development expenses	244.3	182.3	160.9
Restructuring and asset impairment charges, net	77.5	66.1	51.7

Operating income	1,210.1	977.2	801.0
Interest income	31.3	49.6	25.4
Interest expense	140.8	114.9	86.2
Miscellaneous expense, net	13.1	13.4	12.9

Income from continuing operations before income tax expense	1,087.5	898.5	727.3
Income tax expense	312.3	265.5	227.6

Income from continuing operations	775.2	633.0	499.7
Discontinued operations:
Income from discontinued operations, including tax benefit of $6.9, $26.1, and $1.0, respectively	19.5	109.1	81.4

Net income	$794.7	$742.1	$581.1

Earnings Per Share:
Income from continuing operations:
Basic	$4.29	$3.51	$2.71
Diluted	$4.23	$3.44	$2.67
Discontinued operations:
Basic	$0.11	$0.60	$0.44
Diluted	$0.10	$0.59	$0.43
Net income:
Basic	$4.40	$4.11	$3.15
Diluted	$4.33	$4.03	$3.10
Average Common Shares – Basic	180.7	180.6	184.3
Average Common Shares – Diluted	183.4	184.0	187.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS)	PRE-TAX	TAX	NET OF TAX
YEAR ENDED DECEMBER 31, 2008	(LOSS)	BENEFIT	AMOUNT
Net income			$794.7
Other comprehensive loss:
Net foreign currency translation adjustments (refer to table below)	$(221.2)	$–	(221.2)
Changes in pension and other benefit plans	(2,118.8)	781.1	(1,337.7)
Other	(0.1)	–	(0.1)

Other comprehensive loss	$(2,340.1)	$781.1	(1,559.0)

Comprehensive loss			$(764.3)

Disclosure of 2008 foreign currency translation reclassification:
Foreign currency translation adjustments			$(214.7)
Less: Reclassification adjustment for gains included in net income			(6.5)

Net foreign currency translation adjustments			$(221.2)

(IN MILLIONS)	PRE-TAX	TAX	NET OF TAX
YEAR ENDED DECEMBER 31, 2007	INCOME	EXPENSE	AMOUNT
Net income			$742.1
Other comprehensive income:
Net foreign currency translation adjustments (refer to table below)	$276.1	$–	276.1
Changes in pension and other benefit plans	427.2	(126.3)	300.9
Other	1.5	(0.5)	1.0

Other comprehensive income	$704.8	$(126.8)	578.0

Comprehensive income			$1,320.1

Disclosure of 2007 foreign currency translation reclassification:
Foreign currency translation adjustments			$235.7
Add: Reclassification adjustment for losses included in net income			40.4

Net foreign currency translation adjustments			$276.1

(IN MILLIONS)	PRE-TAX	TAX	NET OF TAX
YEAR ENDED DECEMBER 31, 2006	INCOME	EXPENSE	AMOUNT
Net income			$581.1
Other comprehensive income:
Net foreign currency translation adjustments (refer to table below)	$161.2	$–	161.2
Minimum pension liability	88.9	(30.8)	58.1
Other	0.3	(0.1)	0.2

Other comprehensive income	$250.4	$(30.9)	219.5

Comprehensive income			$800.6

Disclosure of 2006 foreign currency translation reclassification:
Foreign currency translation adjustments			$177.7
Less: Reclassification adjustment for gains included in net income			(16.5)

Net foreign currency translation adjustments			$161.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)
DECEMBER 31	2008	2007
Assets
Current assets:
Cash and cash equivalents	$964.9	$1,840.0
Receivables, net	1,961.1	1,935.0
Inventories, net	803.8	887.6
Deferred income taxes	203.4	105.9
Other current assets	131.0	161.3

Total current assets	4,064.2	4,929.8

Plant, property and equipment, net	993.9	980.3
Deferred income taxes	608.5	29.7
Goodwill	3,831.3	3,829.7
Other intangible assets, net	616.5	733.0
Other assets	365.8	1,050.2

Total non-current assets	6,416.0	6,622.9

Total assets	$10,480.2	$11,552.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,234.6	$1,296.8
Accrued expenses	991.2	958.9
Accrued taxes	30.2	40.9
Short-term debt and current maturities of long-term debt	1,679.0	3,083.0
Pension and postretirement benefits	68.8	68.5
Deferred income taxes	26.7	8.2

Total current liabilities	4,030.5	5,456.3

Pension benefits	1,689.9	381.4
Postretirement benefits other than pensions	451.7	383.2
Long-term debt	467.9	483.0
Other liabilities	780.3	904.0

Total non-current liabilities	3,389.8	2,151.6

Total liabilities	7,420.3	7,607.9

Shareholders’ Equity:
Common stock: Authorized – 500 shares, $1 par value per share, outstanding – 181.7 shares and 181.5 shares, respectively(1)	180.6	180.7
Retained earnings	4,203.0	3,528.8
Accumulated other comprehensive (loss) income:
Pension and other benefits	(1,534.1)	(196.4)
Cumulative translation adjustments	209.8	431.0
Unrealized gain on investment securities	0.6	0.7

Total accumulated other comprehensive (loss) income	(1,323.7)	235.3

Total shareholders’ equity	3,059.9	3,944.8

Total liabilities and shareholders’ equity	$10,480.2	$11,552.7

(1)	Shares outstanding include unvested restricted common stock of 1.1 and 0.8 at December 31, 2008 and 2007, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)
YEAR ENDED DECEMBER 31	2008	2007	2006
Operating Activities
Net income	$794.7	$742.1	$581.1
Less: Income from discontinued operations	19.5	109.1	81.4

Income from continuing operations	775.2	633.0	499.7
Adjustments to income from continuing operations:
Depreciation and amortization	278.3	185.4	171.6
Stock-based compensation	30.8	34.6	22.9
Restructuring and asset impairment charges, net	77.5	66.1	51.7
Payments for restructuring	(54.1)	(51.5)	(43.4)
Change in receivables	(112.9)	(236.7)	(61.2)
Change in inventories	70.4	111.8	(101.4)
Change in accounts payable and accrued expenses	61.3	137.2	246.4
Change in accrued and deferred taxes	19.7	(34.1)	30.3
Change in other current and non-current assets	(21.9)	(106.0)	(74.0)
Change in other current and non-current liabilities	(0.8)	47.2	30.7
Other, net	(3.9)	11.1	7.4

Net Cash – operating activities	1,119.6	798.1	780.7

Investing Activities
Additions to plant, property and equipment	(248.7)	(239.3)	(177.1)
Acquisitions, net of cash acquired	(275.7)	(2,009.2)	(89.5)
Proceeds from sale of assets and businesses	21.6	283.6	226.6
Other, net	(0.1)	6.8	(6.3)

Net Cash – investing activities	(502.9)	(1,958.1)	(46.3)

Financing Activities
Short-term debt, net	(1,229.0)	2,311.9	(155.6)
Long-term debt repaid	(23.3)	(15.2)	(13.3)
Long-term debt issued	0.6	0.5	0.5
Repurchase of common stock	(75.0)	(299.0)	(210.0)
Proceeds from issuance of common stock	34.4	65.4	69.0
Dividends paid	(120.9)	(96.6)	(77.6)
Tax benefit from stock option exercises and restricted stock award lapses	6.7	15.0	16.7
Other, net	(0.9)	(0.9)	0.1

Net Cash – financing activities	(1,407.4)	1,981.1	(370.2)

Exchange Rate Effects on Cash and Cash Equivalents	(73.4)	103.0	50.6
Net Cash – Discontinued Operations:
Operating Activities	(9.1)	(16.2)	80.2
Investing Activities	(1.9)	(4.0)	(9.3)
Financing Activities	—	(1.0)	0.4

Net change in cash and cash equivalents	(875.1)	902.9	486.1
Cash and cash equivalents – beginning of year	1,840.0	937.1	451.0

Cash and Cash Equivalents – End of Year	$964.9	$1,840.0	$937.1

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$135.5	$96.0	$80.4
Income taxes (net of refunds received)	$281.6	$313.6	$197.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEAR ENDED DECEMBER 31	2008	2007	2006	2008	2007	2006
Common Stock
Beginning balance	180.7	182.6	184.6	$180.7	$182.6	$184.6
Stock incentive plans	1.1	2.2	2.6	1.1	2.2	2.6
Repurchases	(1.2)	(4.1)	(4.6)	(1.2)	(4.1)	(4.6)

Ending balance	180.6	180.7	182.6	$180.6	$180.7	$182.6

Retained Earnings
Beginning balance				$3,528.8	$3,029.5	$2,666.0
Net income				794.7	742.1	581.1
Cash dividend declared on common stock — $0.70, $0.56, and $0.44 per share, respectively				(127.3)	(101.7)	(81.3)
Net repurchase of common stock and other				6.8	(141.1)	(136.3)

Ending balance				$4,203.0	$3,528.8	$3,029.5

Accumulated Other Comprehensive (Loss) Income
Pension and postretirement benefit plans:
Beginning balance				$(196.4)	$(497.3)	$(120.4)
Changes in pension and other benefit plans, net of tax				(1,337.7)	300.9	—
Cumulative effect of adopting SFAS 158 (net of deferred income tax benefit of $231.3)				—	—	(435.0)
Recognition of minimum pension liability				—	—	58.1

Ending balance				$(1,534.1)	$(196.4)	$(497.3)

Cumulative translation adjustments:
Beginning balance				$431.0	$154.9	$(6.3)
Reclassification adjustment for (gains) losses included in net income				(6.5)	40.4	(16.5)
Foreign currency translation				(214.7)	235.7	177.7

Ending balance				$209.8	$431.0	$154.9

Unrealized (loss) gain on investment securities:
Beginning balance				$0.7	$(0.3)	$(0.5)
Unrealized (loss) gain				(0.1)	1.0	0.2

Ending balance				$0.6	$0.7	$(0.3)

Total accumulated other comprehensive (loss) income				$(1,323.7)	$235.3	$(342.7)

Total Shareholders’ Equity				$3,059.9	$3,944.8	$2,869.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

Summary of Significant Accounting Policies

Consolidation Principles
The consolidated financial statements include the accounts of ITT Corporation and all majority owned subsidiaries. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT consolidates companies in which it owns more than 50% of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. All intercompany transactions have been eliminated. See Note 21, “Business Segment Information,” for further information on our segments.

Use of Estimates
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

Sales and Revenue Recognition
ITT recognizes revenues as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. The Defense Electronics & Services business segment and certain businesses within the Fluid Technology business segment generally recognize sales and anticipated profits under long-term fixed-price contracts based on the units of delivery, the completion of scheduled performance milestones, or percentage of costs incurred to total costs. Estimated contract profits are recorded into earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. Anticipated losses on contracts are recorded when first identified by ITT. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.
Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered and are recorded as a component of cost of sales and revenues. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs.

Research and Development
Significant costs are incurred each year in connection with research and development (“R&D”) programs that are expected to contribute to future earnings. R&D costs not specifically covered by contracts are charged to expense as incurred. R&D costs incurred under contracts with customers are charged directly to the related contracts and are reported as a component of costs of sales and revenues.
The amount of R&D costs incurred under contracts with customers included as a component of costs of sales and revenues amounted to $935.2, $708.9, and $499.3 in 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
Most inventories are valued at the lower of cost (first-in, first-out or “FIFO”) or market. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted when required. Potential losses from obsolete and slow-moving inventories are recorded when identified. Domestic inventories valued under the last-in, first-out (“LIFO”) method represent 7.6% and 9.7% of total 2008 and 2007 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used by us to value all inventories. See Note 9, “Inventories, Net,” for further information.

Long-Lived Asset Impairment Losses
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. When the undiscounted net cash flows are less than the carrying amount, losses are recorded for the difference between the discounted net cash flows of the assets and the carrying amount. See Note 4, “Restructuring and Asset

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment Charges,” for further discussion on impairment losses.

Plant, Property and Equipment
Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the economic useful lives of the assets involved as follows: buildings and improvements – five to 40 years, machinery and equipment – two to 10 years, furniture and office equipment – three to seven years, and other – five to 40 years. See Note 10, “Plant, Property and Equipment, Net,” for further information.

Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill, the excess of cost over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if circumstances warrant.
See Note 11, “Goodwill and Other Intangible Assets, Net,” for further information.

Foreign Currency Translation
Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders’ equity. The national currencies of the foreign companies are generally the functional currencies. Net gains/(losses) from foreign currency transactions are reported currently in selling, general and administrative expenses (“SG&A”) and were $3.9, $1.7, and $(0.7), in 2008, 2007, and 2006, respectively.

Employee Benefit Plans
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
Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which effectively requires balance sheet recognition of the underfunded or overfunded status of pension and postretirement benefit plans and to recognize changes in the funded status through comprehensive income. Actuarial gains and losses and prior service costs or credits that have not been recognized under SFAS 87 and SFAS 106 must be recognized in accumulated other comprehensive income within shareholders’ equity, net of taxes, until they are amortized as a component of net periodic benefit cost.
See Note 16, “Employee Benefit Plans,” for further information on our benefit plans.

Stock-Based Compensation
ITT adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006 on a prospective basis in accounting for stock-based compensation. Accordingly, we recognize the employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. Generally, stock-based compensation costs are reflected in selling, general and administrative expenses. See Note 17, “Stock-Based and Long-Term Incentive Employee Compensation,” for further detail.

Income Taxes
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. We record a valuation allowance to reduce deferred tax assets when uncertainty regarding their reliability exists.
ITT adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007 which effectively changed the accounting for uncertain tax positions and related disclosures. See Note 6, “Income Taxes,” for further details.

Commitments and Contingencies
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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
See Note 19, “Commitments and Contingencies,” for further details.

Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive common shares, which include stock options and restricted stock. See Note 7, “Earnings Per Share,” for further information.

Fair Value Measurements
In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), we determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. We use a hierarchical structure to prioritize the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (“Level 1”), then to quoted market prices for similar assets or liabilities in active markets (“Level 2”) and the lowest priority to unobservable inputs (e.g., discounted cash flows) (“Level 3”).

NOTE 2

New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, which became effective January 1, 2008, except as amended by FASB Staff Positions (“FSP”) 157-1, 157-2 and 157-3. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. FSP 157-1 excludes SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example of how to determine the fair value of a financial asset in an inactive market. ITT adopted the provisions of SFAS 157, as amended, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of this statement did not have a material effect on ITT’s financial statements for fair value measurements made during the year ended December 31, 2008. ITT will adopt the provisions of the statement related to non-recurring nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and does not expect its adoption to have a material effect on ITT’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) effective January 1, 2008. SFAS 159, issued by the FASB in February 2007, permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings. ITT adopted this statement as of January 1, 2008, but has not elected to apply the fair value option to any eligible assets or liabilities. Thus, the adoption of this statement did not have a material effect on ITT’s financial statements for the year ended December 31, 2008.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). See Note 6, “Income Taxes,” for further discussion. Early adoption of SFAS 141(R) is not permitted. ITT will adopt this statement effective January 1, 2009. While we do not expect a material impact on ITT’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future business combinations subject to this statement.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement requires the recognition of a noncontrolling interest (minority interest) as a separate component within equity within the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income. This statement also amends certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. ITT will adopt this statement effective January 1, 2009 and does not expect its adoption to have a material effect on ITT’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. ITT will adopt this statement effective January 1, 2009. This statement will not impact ITT’s financial results as the statement is disclosure only in nature.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. ITT will adopt this statement effective January 1, 2009 and does not expect its adoption to have a material effect on ITT’s financial statements.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” which amends SFAS No. 132(R) to require more disclosures about employers’ plan assets of a defined benefit pension or other postretirement plan, including employers’ investing strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. Earlier application of the provisions of this FSP is permitted. This statement will not impact ITT’s financial results as the statement is disclosure only in nature.

NOTE 3

Acquisitions

2008 Acquisitions
During 2008, we spent $49.2, net of cash acquired on acquisitions that we do not believe are material individually or in the aggregate to our results of operations or financial position, as well as other acquisition-related costs. Additionally, we spent $226.5 in connection with companies acquired during 2007. See below for further information.

2007 Acquisitions

EDO Corporation
On December 20, 2007, ITT acquired all of the outstanding shares of EDO Corporation (“EDO”), a global aerospace and

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

defense company, for $56 per outstanding share of EDO plus the assumption of debt, which valued the transaction at approximately $1.8 billion. There was no contingent consideration related to the acquisition.
EDO designs and manufactures a diverse range of products for defense, intelligence and commercial markets, and provides related engineering and professional services. The addition of EDO allows our Defense Electronics & Services business segment to provide a broader set of solutions to a wider band of customers. Furthermore, we expect to be better positioned to play an important role in some of the U.S. military’s vital transformational initiatives.
ITT’s results of operations for the year ended December 31, 2007 reflect the impact of results of operations for EDO from December 20, 2007.
As of December 31, 2007, the excess of the purchase price over the fair value of net assets acquired was $1,200.4 (none of which is tax deductible), and was recorded as goodwill in the Defense Electronics & Services business segment. Intangible assets relating to this acquisition totaled $442.4 at December 31, 2007, entirely consisting of customer relationships, with a weighted average amortization period of approximately 13 years.
The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed from EDO as of December 20, 2007, the effective date of the acquisition:

TOTAL
IMPACT
Current assets	$534.6
Goodwill and intangible assets	1,642.8
Other non-current assets	107.4

Total assets acquired	$2,284.8

Current liabilities	$321.8
Long-term debt	567.0
Pension and other benefit plan obligations, long-term	60.8
Other long-term liabilities	150.0

Net assets acquired	$1,185.2

We finalized our purchase price allocation during 2008, which resulted in an increase to recorded goodwill of $36.6, and a decrease of $31.5 in amortizable intangible assets.

Other 2007 Acquisitions
During 2007, we spent $410.5, net of cash acquired, and including direct acquisition costs, on acquisitions that we do not believe are material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was International Motion Control, Inc. (“IMC”), which we acquired on September 10, 2007 for $390.5, net of cash acquired and including direct acquisition costs. IMC is a global developer of motion control products, and is a market leader in the manufacture of specialty energy absorption, industrial and aviation control and automation technology. IMC, which had 2006 revenues of approximately $200, adds a complementary mix of highly engineered, mission-critical products to ITT’s Motion & Flow Control business segment.

2006 Acquisitions
During 2006, we spent $89.5 on acquisitions that we do not believe are material individually or in the aggregate to our results of operations or financial position.

NOTE 4

Restructuring and Asset Impairment Charges

Fourth Quarter 2008 Restructuring Activities and Asset Impairment Charges
In response to current and anticipated market conditions, we accelerated restructuring activities across our businesses during the fourth quarter of 2008. These restructuring actions resulted in a net restructuring charge of $56.3 and related payments of $9.5. We anticipate an additional $6.2 of restructuring charges will be incurred and payments of $47.7 will occur during 2009 related to these actions.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of Charges

	FOURTH QUARTER 2008 ACTIONS
		OTHER	LEASE			PLANNED
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS
Fluid Technology	$24.1	$0.2	$0.4	$0.1	$24.8	523
Defense Electronics & Services	8.3	0.7	0.4	–	9.4	144
Motion & Flow Control	19.7	0.3	0.3	0.8	21.1	578
Corporate and Other	0.9	0.1	–	–	1.0	13

	$53.0	$1.3	$1.1	$0.9	$56.3	1,258

The charges associated with actions announced during the fourth quarter of 2008 primarily represent a reduction of structural costs in all business segments and the planned closure of a facility within the Motion & Flow Control business segment. Planned position eliminations total 1,258, including 601 factory workers, 629 office workers and 28 management employees.
Additionally, during the fourth quarter of 2008, we recorded a net restructuring and asset impairment charge of $5.3, reflecting costs of $3.9 related to prior actions and the reversal of $0.4 of restructuring accruals that management determined would not be required, as well as an asset impairment charge of $1.8 related to the write-down of software due to a decision to cancel a project as a result of an organizational realignment.

2008 Restructuring Activities
During 2008, we recorded a net restructuring charge of $74.6, reflecting costs of $66.9 related to new actions and $9.3 related to prior years’ plans, as well as the reversal of $1.6 of restructuring accruals that management determined would not be required.

Components of Charges

	2008 ACTIONS
							PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid Technology	$30.7	$0.4	$0.9	$0.1	$32.1	600	$3.2	$(1.0)
Defense Electronics & Services	9.6	0.7	0.6	–	10.9	157	0.1	(0.2)
Motion & Flow Control	20.5	0.6	0.4	0.8	22.3	589	6.0	(0.4)
Corporate and Other	1.4	0.1	0.1	–	1.6	14	–	–

	$62.2	$1.8	$2.0	$0.9	$66.9	1,360	$9.3	$(1.6)

The charges associated with actions announced during 2008 primarily represent a reduction of structural costs in all business segments and the planned closure of a facility in the Motion & Flow Control business segment and a facility in the Defense Electronics & Services business segment. Planned position eliminations total 1,360, including 614 factory workers, 704 office workers and 42 management employees. The costs associated with the prior years’ plans primarily reflect severance and lease cancellation related costs.

2008 Asset Impairment Charges
During 2008, we recognized $2.9 of charges related to the impairment of long-lived assets. During the fourth quarter of 2008, we recognized an asset impairment charge of $1.8 related to the write-down of software due to a decision to cancel a project as a result of an organizational realignment. During the third quarter of 2008, we recognized an impairment charge of $1.1 related to one of our Motion & Flow Control businesses, reflecting the reduction of our expected future earnings for this business.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2007 Restructuring Activities
During 2007, we recorded a net restructuring charge of $61.1, reflecting costs of $57.9 related to new actions and $7.4 related to prior year plans, as well as the reversal of $4.2 of restructuring accruals that management determined would not be required.

Components of Charges

	2007 ACTIONS
							PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid Technology	$32.7	$0.5	$1.4	$2.1	$36.7	410	$3.5	$(1.1)
Defense Electronics & Services	6.2	–	1.5	–	7.7	115	2.9	(0.9)
Motion & Flow Control	9.5	–	0.3	0.4	10.2	201	1.0	(0.5)
Corporate and Other	3.3	–	–	–	3.3	3	–	(1.7)

	$51.7	$0.5	$3.2	$2.5	$57.9	729	$7.4	$(4.2)

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

Components of Charges

	2006 ACTIONS
		OTHER	LEASE				PRIOR
		EMPLOYEE-	CANCELLATION			PLANNED	YEARS’ PLANS
		RELATED	& OTHER	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	COSTS	COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid Technology	$17.0	$2.8	$5.7	$1.2	$26.7	441	$0.9	$(0.9)
Defense Electronics & Services	3.2	0.1	3.9	–	7.2	113	–	(0.9)
Motion & Flow Control	11.3	0.1	4.1	1.2	16.7	236	2.8	(3.0)
Corporate and Other	2.1	–	–	–	2.1	26	0.1	–

	$33.6	$3.0	$13.7	$2.4	$52.7	816	$3.8	$(4.8)

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table displays a rollforward of restructuring accruals:

	DEFENSE		MOTION
	ELECTRONICS	FLUID	& FLOW	CORPORATE
	& SERVICES	TECHNOLOGY	CONTROL	AND OTHER	TOTAL
Balance, January 1 2006	$–	$19.0	$8.9	$0.2	$28.1
Additional charges for prior year plans	–	0.9	2.8	0.1	3.8
Cash payments and other related to prior charges	–	(14.1)	(8.0)	(0.3)	(22.4)
Reversals of prior charges	–	(0.7)	(2.7)	–	(3.4)
Charges for 2006 actions	7.2	26.7	16.7	2.1	52.7
Reversal of 2006 charges	(0.9)	(0.2)	(0.3)	–	(1.4)
Cash payments and other related to 2006 charges	(3.0)	(8.0)	(8.9)	(0.5)	(20.4)
Asset write-offs	–	(1.2)	(1.2)	–	(2.4)

Balance December 31, 2006	3.3	22.4	7.3	1.6	34.6
Additional charges for prior year plans	2.9	3.5	1.0	–	7.4
Cash payments and other related to prior charges	(2.0)	(17.9)	(5.3)	(1.2)	(26.4)
Reversals of prior charges	(0.6)	(1.1)	(0.3)	–	(2.0)
Charges for 2007 actions	7.7	36.7	10.2	3.3	57.9
Reversal of 2007 charges	(0.3)	–	(0.2)	(1.7)	(2.2)
Cash payments and other related to 2007 charges	(3.1)	(20.5)	(3.2)	–	(26.8)
Asset write-offs	–	(2.1)	(0.4)	–	(2.5)

Balance December 31, 2007	7.9	21.0	9.1	2.0	40.0
Additional charges for prior year plans	0.1	3.2	6.0	–	9.3
Cash payments and other related to prior charges	(5.1)	(20.8)	(10.4)	(1.5)	(37.8)
Reversals of prior charges	(0.2)	(0.6)	(0.3)	–	(1.1)
Charges for 2008 actions	10.9	32.1	22.3	1.6	66.9
Reversal of 2008 charges	–	(0.4)	(0.1)	–	(0.5)
Cash payments and other related to 2008 charges	(3.1)	(8.5)	(5.5)	(0.4)	(17.5)
Asset write-offs	–	(0.1)	(0.8)	–	(0.9)

Balance December 31, 2008	$10.5	$25.9	$20.3	$1.7	$58.4

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accrual balance as of December 31, 2008 of $58.4 includes $51.2 for severance and $7.2 for facility carrying costs and other.
The following is a reconciliation of employee position eliminations associated with restructuring activities through 2008:

Planned reductions as of January 1, 2006	204
Planned reductions from 2006 actions	816
Actual reductions, January 1 – December 31, 2006	(750)

Planned reductions as of December 31, 2006	270
Planned reductions from 2007 actions	729
Actual reductions, January 1 – December 31, 2007	(686)

Planned reductions as of December 31, 2007	313
Planned reductions from 2008 actions	1,360
Actual reductions, January 1 – December 31, 2008	(1,165)

Planned reductions as of December 31, 2008	508

As of the end of 2008, of the planned facility closures, one facility in the Motion & Flow Control business segment remains to be closed. This closure is expected during the first half of 2009.

NOTE 5

Discontinued Operations

Switches
During 2007, we sold the majority of the Switches businesses to a private equity firm, for net proceeds of $223.2, and an after-tax gain of $84.4. During the third quarter of 2008, we completed the sale of the remaining component of the Switches businesses to the same buyer, for net proceeds of $5.1. As a result, we recorded an after-tax gain on sale of $5.4 for the year ended December 31, 2008.
Revenues and operating income for the Switches businesses reported in discontinued operations were as follows:

YEAR ENDED DECEMBER 31	2008	2007	2006
Revenues	$7.7	$177.8	$374.8
Operating income	$0.2	$11.0	$30.6

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
Revenues and operating income were $41.2 and $2.6, respectively, for the year ended December 31, 2006.

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
Revenues and operating income were $2.0 and $0.2, respectively, for the year ended December 31, 2006.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6

Income Taxes
Income tax data from continuing operations is as follows:

YEAR ENDED DECEMBER 31	2008	2007	2006
U.S. and foreign components of income from continuing operations before income taxes:
U.S.	$662.6	$454.9	$367.1
Foreign	424.9	443.6	360.2

	$1,087.5	$898.5	$727.3

Provision (benefit) for income tax:
Current
U.S. federal	$160.2	$89.8	$62.5
State and local	4.8	8.1	7.5
Foreign	130.6	133.5	94.4

	$295.6	$231.4	$164.4

Deferred:
U.S. federal	$23.0	$21.8	$53.2
State and local	(0.4)	4.1	0.6
Foreign	(5.9)	8.2	9.4

	16.7	34.1	63.2

Total income tax expense	$312.3	$265.5	$227.6

A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

YEAR ENDED DECEMBER 31	2008	2007	2006
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(2.2)	(1.4)	(3.1)
Effect of repatriation of foreign earnings	(0.4)	(0.7)	(2.4)
State and local income tax	0.4	1.4	0.7
Research credit	(0.2)	(0.3)	(0.4)
Tax examinations	–	(4.9)	–
Domestic manufacturing deduction	(0.3)	(1.0)	(1.1)
Penalty	–	–	2.4
Tax account validation adjustment	(3.8)	–	–
Other	0.2	1.4	0.2

Effective income tax expense rate	28.7%	29.5%	31.3%

Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes and for carryforwards.
Deferred tax assets (liabilities) include the following:

	2008		2007
	DEFERRED	DEFERRED	DEFERRED	DEFERRED
DECEMBER 31	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Employee benefits	$936.5	$–	$172.0	$–
Accelerated depreciation	–	(6.3)	–	(34.3)
Accruals	198.3	–	185.3	–
Uniform capitalization	11.7	–	4.5	–
Investment	–	(108.5)	–	(112.3)
Loss carryforwards	293.0	–	302.8	–
Foreign tax credit	1.1	–	1.1	–
State credit carryforwards	7.8	–	8.6	–
Intangibles	–	(322.4)	–	(327.2)
Other	–	(22.3)	–	(70.3)

Subtotal	1,448.4	(459.5)	674.3	(544.1)
Valuation allowance	(265.4)	–	(212.2)	–

	$1,183.0	$(459.5)	$462.1	$(544.1)

Deferred taxes in the Consolidated Balance Sheets consist of the following:

DECEMBER 31	2008	2007
Current assets	$203.4	$105.9
Non-current assets	608.5	29.7
Other current liabilities	(26.7)	(8.2)
Other liabilities	(61.7)	(209.4)

	$723.5	$(82.0)

No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $1,474.8 because these amounts are permanently reinvested. While the amount of federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other deductions. Taxes have not been provided for other outside basis differences since these differences are not expected to reverse in the foreseeable future.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have the following attributes available for utilization:

ATTRIBUTE:	AMOUNT	FIRST YEAR OF EXPIRATION
U.S. net operating loss	$25.9	December 31, 2020
State net operating losses	$2,794.5	December 31, 2009
Federal and state captial loss	$136.3	December 31, 2012
State tax credits	$7.8	December 31, 2012
U.S. foreign tax credits	$1.1	December 31, 2009
Foreign net operating loss	$554.5	December 31, 2009

As of December 31, 2008, a valuation allowance of $265.4 exists for certain U.S. subsidiary state net operating loss carryforwards, certain foreign net operating loss carryforwards, and certain U.S. federal capital loss carryforwards that may not be realized. As of December 31, 2007, a valuation allowance of $212.2 existed for certain U.S. subsidiary state net operating loss carryforwards, certain foreign net operating loss carryforwards, and certain U.S. federal capital loss carryforwards that may not be realized. During 2008, the valuation allowance increased by $53.2 resulting from the following: increase of $4.1 attributable to foreign net operation loss carryforwards, decrease of $13.6 attributable to state net operating loss carryforwards, an increase of $57.0 attributable to the state deferred tax asset for pension, and an increase of $5.7 attributable to U.S. federal and state capital loss carryforwards.
Shareholders’ equity at December 31, 2008 and 2007 reflects tax benefits related to stock-based compensation in 2008 and 2007 of approximately $8.6 and $21.5, respectively.
The Internal Revenue Service (“IRS”) is currently examining our federal consolidated income tax returns for the years ended December 31, 2004 through December 31, 2006. The IRS has completed its examination of all years through 2003. As of December 31, 2008 we believe the accrual for income taxes payable is sufficient to cover potential liabilities arising from these examinations.

Uncertain Tax Positions
Under FIN 48, we recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2008 is as follows:

2008
Balance at January 1	$103.3
Additions based on tax positions related to the current year	6.6
Additions based on tax positions related to purchase accounting	2.4
Additions for tax positions of prior years	66.2
Reductions for tax positions of prior years	(13.5)
Reductions for tax positions related to purchase accounting	(2.2)
Settlements	(15.3)
Lapse of statute of limitations	(2.6)

Balance at December 31	$144.9

As of January 1, 2009, we will adopt FAS 141(R) and subsequent recognition, if any, of a previously unrecognized tax position will be reflected in tax expense attributable to continuing or discontinued operations. As of December 31, 2008, the recognition of the uncertain tax positions that would affect the effective tax rate is $76.9. Included in the balance at December 31, 2008 are tax positions of $59.8, which because of deferred tax accounting would not impact the annual effective rate, but could accelerate the payment of cash to the taxing authority. In addition, tax positions of $8.2 attributable to discontinued operations would not impact the annual effective tax rate.
We do not believe that the unrecognized tax benefits will significantly change within twelve months of the reporting date.
In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

JURISDICTION	EARLIEST OPEN YEAR
Austria	2004
Canada	1999
Germany	2000
Italy	2003
Netherlands	2002
Sweden	2003
United Kingdom	2003
United States	2004

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Income Statement. During the years ended December 31, 2008 and 2007, we recognized $9.7 and $6.7 in interest and penalties, respectively. We had $28.1 and $36.2 for the payment of interest and penalties accrued for as of December 31, 2008 and 2007, respectively.

NOTE 7

Earnings Per Share
A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

YEAR ENDED DECEMBER 31	2008	2007	2006
Basic Earnings Per Share:
Income from continuing operations	$775.2	$633.0	$499.7
Average common shares outstanding	180.7	180.6	184.3
Basic earnings per share	$4.29	$3.51	$2.71
Diluted Earnings Per Share:
Income from continuing operations	$775.2	$633.0	$499.7
Average common shares outstanding	180.7	180.6	184.3
Add: Impact of stock options and restricted stock	2.7	3.4	3.1

Average common shares outstanding on a diluted basis	183.4	184.0	187.4

Diluted earnings per share	$4.23	$3.44	$2.67

Shares underlying stock options excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

DECEMBER 31	2008	2007	2006
Stock options	4.1	0.5	0.8
Average exercise price	$49.29	$56.78	$52.60

Years of expiration	2012-	2012-	2012-
	2015	2014	2013

The amounts of anti-dilutive restricted common stock excluded from the computation of diluted earnings per share for 2008, 2007 and 2006 were insignificant.

NOTE 8

Receivables, Net

DECEMBER 31	2008	2007
Trade	$1,909.4	$1,843.3
Other	92.9	127.9
Less – allowance for doubtful accounts and cash discounts	(41.2)	(36.2)

	$1,961.1	$1,935.0

NOTE 9

Inventories, Net

DECEMBER 31	2008	2007
Finished goods	$196.2	$209.4
Work in process	323.0	304.0
Raw materials	365.5	470.8
Less – progress payments	(80.9)	(96.6)

	$803.8	$887.6

NOTE 10

Plant, Property and Equipment, Net

DECEMBER 31	2008	2007
Land and improvements	$59.0	$58.7
Buildings and improvements	575.9	573.3
Machinery and equipment	1,620.2	1,598.8
Furniture, fixtures and office equipment	230.9	232.6
Construction work in progress	132.4	93.3
Other	82.3	76.5

	2,700.7	2,633.2
Less – accumulated depreciation and amortization	(1,706.8)	(1,652.9)

	$993.9	$980.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11

Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 by business segment are as follows:

	DEFENSE		MOTION &
	ELECTRONICS &	FLUID	FLOW	CORPORATE
	SERVICES	TECHNOLOGY	CONTROL	AND OTHER	TOTAL
Balance as of January 1, 2007	$962.3	$1,123.9	$245.6	$5.0	$2,336.8
Goodwill acquired during the period	1,214.4	5.4	236.9	–	1,456.7
Other-net, including foreign currency translation	0.1	38.1	(2.0)	–	36.2

Balance as of December 31, 2007	2,176.8	1,167.4	480.5	5.0	3,829.7
Goodwill acquired during the period	–	7.0	16.2	–	23.2
Adjustments to purchase price allocations	34.0	–	3.0	–	37.0
Other-net, including foreign currency translation	(0.2)	(52.1)	(6.3)	–	(58.6)

Balance as of December 31, 2008	$2,210.6	$1,122.3	$493.4	$5.0	$3,831.3

Information regarding our other intangible assets is as follows:

	GROSS
	CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	INTANGIBLES
2007
Finite-lived intangibles:
Customer relationships	$672.9	$(62.1)	$610.8
Proprietary technology	63.2	(15.5)	47.7
Trademarks	28.3	(2.3)	26.0
Patents and other	53.2	(22.2)	31.0
Indefinite-lived intangibles- Brands and trademarks	17.5	–	17.5

Balance as of December 31, 2007	$835.1	$(102.1)	$733.0

2008
Finite-lived intangibles:
Customer relationships	$643.7	$(149.9)	$493.8
Proprietary technology	68.4	(20.2)	48.2
Trademarks	32.1	(4.9)	27.2
Patents and other	54.7	(25.7)	29.0
Indefinite-lived intangibles- Brands and trademarks	18.3	–	18.3

Balance as of December 31, 2008	$817.2	$(200.7)	$616.5

Amortization expense related to intangible assets for 2008, 2007 and 2006 was $100.0, $35.3 and $26.7, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

2009	2010	2011	2012	2013
$102.1	$79.8	$67.0	$58.1	$42.0

Customer relationships, proprietary technology, trademarks and patents and other are amortized over weighted average lives of approximately 15 years, 13 years, 14 years and 16 years, respectively.

Impairment Testing
We account for goodwill and indefinite-lived intangibles in accordance with SFAS 142. SFAS 142 states that goodwill and indefinite-lived intangible assets are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise). We conduct our annual impairment testing on October 1 to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles.
We conducted our annual goodwill impairment test as of October 1, 2008, and determined that there was no impairment. Subsequently, we updated our forecast assumptions to reflect declining economic conditions. As a result, we reassessed goodwill for impairment for those reporting units significantly affected by changes to our initial projections. Despite declines in the estimated fair value for certain reporting units since our annual impairment test, we concluded that there were no impairments as of the interim test dates.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We will continue to closely monitor the 2009 results and projections for these units and the economic conditions of their product end-markets. Any significant change in market conditions and estimates or judgments could give rise to impairment in the period that the change becomes known.

NOTE 12

Other Assets
Other assets consist of the following:

DECEMBER 31	2008	2007
Insurance receivables	$198.3	$182.0
Other employee benefit-related assets	61.2	51.3
Other long-term third party receivables-net	46.7	54.3
Capitalized software costs	26.4	27.0
Investments in unconsolidated companies	8.4	9.3
Environmental and employee benefit trusts	1.8	8.7
Pension assets and prepaid benefit plan costs	1.7	675.6
Other	21.3	42.0

	$365.8	$1,050.2

ITT recorded sales to unconsolidated affiliates during 2008, 2007 and 2006 totaling $17.3, $13.7 and $16.0, respectively. Additionally, ITT purchased $18.1 of products from unconsolidated affiliates during 2008. For all investments in unconsolidated companies, our exposure is limited to the amount of the investment. All investments accounted for under the cost method represent voting rights interests of less than 20%.

NOTE 13

Leases and Rentals
ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates and may include renewals and escalations. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $133.3, $99.2 and $85.1, for 2008, 2007 and 2006, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2008 are shown below.

2009	$126.4
2010	105.7
2011	91.1
2012	75.8
2013	73.6
2014 and thereafter	248.6

Total minimum lease payments	$721.2

NOTE 14

Debt
Debt consists of the following:

	December 31
Short-term debt	2008	2007
Commercial paper(1)	$1,618.7	$1,589.7
Short-term loans(1)	47.0	1,317.2
Current maturities of long-term debt and other(2)	13.3	176.1

Short-term debt and current maturities of long-term debt	$1,679.0	$3,083.0

	INTEREST	December 31
Long-term debt	RATE	2008	2007
Notes and debentures:
Maturity date
2/1/2008	8.875%	$–	$13.2
5/1/2011	6.500%	31.7	31.7
7/1/2011	7.500%	37.4	37.4
2008-2014	4.700%	82.2	89.9
11/15/2025	7.400%	250.0	250.0
8/25/2048	(3)	17.3	17.3
2008 – 2022(2)	(4)	16.3	171.6
Deferred gain on interest rate swaps(5)		54.7	59.2

Subtotal		489.6	670.3
Less – unamortized discount		(8.4)	(11.2)

Long-term debt(6)		481.2	659.1
Less – current maturities of long-term debt and other(2)		(13.3)	(176.1)

Net long-term debt(7)		$467.9	$483.0

(1)	The weighted average interest rate for short-term borrowings was 6.17% and 5.78% at December 31, 2008 and 2007, respectively. The fair value of our short-term loans approximates carrying value.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Includes $153.5 related to debt acquired in connection with the acquisition of EDO at December 31, 2007, which was repaid during 2008.

(3)	The interest rate was 0.16% and 4.52% at December 31, 2008 and 2007, respectively.

(4)	The weighted average interest rate was 5.38% and 2.62% at December 31, 2008 and 2007, respectively.

(5)	Deferred gain on terminated interest rate swaps accreted into income over the remaining terms of the underlying debt, which mature at various dates through 2025.

(6)	The fair value of long-term debt excluding the deferred gain on interest rate swaps was $450.4 and $474.7 as of December 31, 2008 and 2007, respectively. The year-over-year decrease in fair value primarily reflects the impact of principal payments on certain long-term debt.

(7)	The fair value of net long-term debt excluding the deferred gain on interest rate swaps was $437.1 and $460.2 as of December 31, 2008 and 2007, respectively. The year-over-year decrease in fair value primarily reflects the impact of principal payments on certain long-term debt.

Principal payments required on long-term debt and other for the next five years are:

2009	2010	2011	2012	2013
$13.1	$10.4	$79.7	$10.0	$13.0

The book value of assets pledged as collateral amounted to $46.6 as of December 31, 2008.
In November 2005, ITT entered into a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised the option to increase the principal amount under the revolving credit agreement to $1.75 billion. In March 2008, ITT entered into a new 364-day revolving credit agreement (the “March 2008 Credit Facility”), providing an additional $1.0 billion principal amount of available borrowings. As a result, the maximum amount of outstanding borrowings under both facilities is now $2.75 billion. The intended purpose of these credit agreements is to provide additional liquidity as a source of funding for the commercial paper program, if needed.
The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (“LIBOR”), plus a spread, which reflects ITT’s debt rating. The commitment fee on the November 2005 and March 2008 Credit Facilities is 0.08% and 0.06%, respectively, of the total commitment. The provisions of this agreement require that we maintain a minimum interest coverage ratio. At December 31, 2008, we were in compliance with our financial covenants.
Prior to December 2007, borrowing through commercial paper and under the revolving credit agreements could not exceed $1.25 billion in the aggregate outstanding. In December 2007, the ITT Board of Directors approved commercial paper borrowings to increase up to $1.75 billion. At December 31, 2008, commercial paper borrowings were $1,618.7.
As of December 31, 2008, ITT had an $82.2 obligation associated with a ten-year agreement involving the sale and the subsequent lease back of certain properties. Under the terms of the agreement, ITT is required to make annual payments of principal and interest. At the end of the agreement in 2014, ITT has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt.

NOTE 15

Other Liabilities
Other liabilities consist of the following:

DECEMBER 31	2008	2007
Product liability, guarantees and other legal matters	$275.1	$264.6
Deferred income taxes and other tax-related accruals	182.9	310.1
Compensation and other employee-related benefits	133.8	139.5
Environmental	119.5	110.2
Other	69.0	79.6

	$780.3	$904.0

NOTE 16

Employee Benefit Plans

Investment and Savings Plans
ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $55.0, $36.6 and $35.6 for the years ended 2008, 2007 and 2006, respectively.

Pension Plans
ITT sponsors numerous defined benefit pension plans. We fund employee pension benefits, except in some countries outside the U.S., where funding is not required. In addition to sponsored pension plans, certain employees participate in multi-employer pension plans sponsored by local or national unions. Our contribution to such plans amounted to $0.6, $0.8 and $1.2, for 2008, 2007 and 2006, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Postretirement Health and Life Insurance Plans
ITT provides health care and life insurance benefits for certain eligible retired employees. We have pre-funded a portion of the health care and life insurance obligations, where such pre-funding can be accomplished on a tax-effective basis.
Changes in benefit obligations, plan assets, and funded status for the years ended 2008 and 2007 were as follows:

	PENSION		OTHER BENEFITS
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$5,380.7	$5,173.7	$740.9	$723.1
Service cost	98.9	97.8	7.6	7.6
Interest cost	324.7	297.4	41.9	41.9
Amendments made during the year/other	3.5	12.4	(2.4)	–
Actuarial (gain) loss	(9.9)	(147.6)	(36.6)	5.4
Benefits paid	(359.8)	(327.1)	(48.7)	(44.7)
Liabilities assumed through acquisition/other	–	228.7	–	7.6
Effect of currency translation	(115.1)	45.4	–	–

Benefit obligation at end of year	$5,323.0	$5,380.7	$702.7	$740.9

Change in plan assets
Fair value of plan assets at beginning of year	$5,653.5	$5,051.9	$310.6	$283.7
Actual return on plan assets	(1,654.8)	622.2	(98.6)	31.6
Assets assumed through acquisition/other	–	175.5	–	–
Employer contributions	24.1	83.1	–	–
Employee contributions	3.4	2.9	–	–
Benefits paid	(333.6)	(304.8)	(6.6)	(4.7)
Effect of currency translation	(81.0)	22.7	–	–

Fair value of plan assets at end of year	$3,611.6	$5,653.5	$205.4	$310.6

Funded status at end of year	$(1,711.4)	$272.8	$(497.3)	$(430.3)

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2008 and 2007 consist of:

	PENSION		OTHER BENEFITS
	2008	2007	2008	2007
Non-current assets	$1.7	$675.6	$–	$–
Current liabilities	(23.2)	(21.4)	(45.6)	(47.1)
Non-current liabilities	(1,689.9)	(381.4)	(451.7)	(383.2)

	$(1,711.4)	$272.8	$(497.3)	$(430.3)

Amounts recognized in accumulated other comprehensive loss at December 31, 2008 and 2007 consist of:

	PENSION		OTHER BENEFITS
	2008	2007	2008	2007
Net loss	$2,219.5	$177.6	$200.0	$114.1
Prior service cost	25.6	29.3	6.4	11.7

	$2,245.1	$206.9	$206.4	$125.8

During the fourth quarter of 2008, we recognized a substantial decline in the fair market value of our pension plan assets, contributing a pre-tax charge to other comprehensive loss of $2,118.8. See the “Fair Value of Plan Assets” section of this footnote for further details related to the method and judgment used to value our pension plan assets.
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is as follows:

	PENSION	OTHER BENEFITS
Net loss	$41.6	$15.1
Prior service cost	3.8	3.5

The accumulated benefit obligation for all defined benefit pension plans was $5,075.4 and $5,089.4 at December 31, 2008 and 2007, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

DECEMBER 31	2008	2007
Projected benefit obligation	$5,139.9	$710.4
Accumulated benefit obligation	4,898.2	685.6
Fair value of plan assets	3,426.3	309.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income for the years 2008, 2007 and 2006, were as follows:

	PENSION			OTHER BENEFITS
	2008	2007	2006	2008	2007	2006
Net periodic benefit cost
Service cost	$98.9	$97.8	$98.7	$7.6	$7.6	$8.0
Interest cost	324.7	297.4	284.1	41.9	41.9	39.9
Expected return on plan assets	(445.2)	(399.5)	(375.6)	(27.5)	(25.1)	(22.4)
Amortization of net actuarial loss	17.6	63.3	87.9	3.8	2.4	9.4
Amortization of prior service cost	3.7	2.7	2.7	2.8	5.3	2.3

Total net periodic benefit (income) cost	(0.3)	61.7	97.8	28.6	32.1	37.2

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income
Net loss (gain)	2,059.5	(365.9)	–	89.7	(4.8)	–
Prior service cost (benefit)	–	13.2	–	(2.5)	4.0	–
Amortization of net actuarial loss	(17.6)	(63.3)	–	(3.8)	(2.4)	–
Amortization of prior service cost	(3.7)	(2.7)	–	(2.8)	(5.3)	–
Minimum pension liability income	–	–	(88.9)	–	–	–

Total loss (income) recognized in other comprehensive (loss) income	2,038.2	(418.7)	(88.9)	80.6	(8.5)	–

Total charge/(income) recognized in net periodic benefit cost and other comprehensive (loss) income	$2,037.9	$(357.0)	$8.9	$109.2	$23.6	$37.2

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31:

	PENSION		OTHER BENEFITS
	2008	2007	2008	2007
Discount rate	6.24%	6.19%	6.25%	6.00%
Rate of future compensation increase	3.97%	4.45%	4.00%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	PENSION			OTHER BENEFITS
	2008	2007	2006	2008	2007	2006
Discount rate	6.19%	5.87%	5.64%	6.00%	6.00%	5.50%
Expected return on plan assets	8.87%	8.87%	8.88%	9.00%	9.00%	9.00%
Rate of future compensation increase	4.45%	4.48%	4.44%	4.50%	4.50%	4.50%

Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.
The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.5% for 2009, decreasing ratably to 5.0% in 2016. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $37.2 and the aggregate service and interest cost components by $2.9. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $31.9 and the aggregate service and interest cost components by $2.4. To the extent that actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.
The determination of the assumptions shown in the table above and the discussion of health care trend rates are based on the provisions of the applicable accounting pronouncements,

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the review of various indices, discussion with our actuaries, and the review of competitive surveys in the geographic areas where the plans are sited. Changes in these assumptions would affect the financial position and results of operations.

Plan Assets
Domestic plan assets held within the ITT Corporation Master Trust, which covers relatively all of the domestic pension plans and the various welfare benefit plan trusts, were as follows:

	PENSION		OTHER BENEFITS
	DECEMBER 31		DECEMBER 31
ASSET CATEGORY	2008	2007	2008	2007
Equity securities	37.8%	57.7%	42.4%	60.5%
Private equity	31.7	16.5	25.4	12.8
Hedge funds	21.4	16.1	17.1	12.4
Commodities	3.6	4.2	2.9	3.2
Fixed income securities	3.4	3.7	10.1	8.7
Cash and other	2.1	1.8	2.1	2.4

Total	100.0%	100.0%	100.0%	100.0%

The current asset allocation for the domestic pension funds apportions 69.5% to equity market investments, including private equity investments, and 30.5% to fixed income instruments, hedge funds and commodities. The investment in our stock within the U.S. Master Trust approximated 1% in 2008 and 2007.

Fair Value of Plan Assets
Our pension and welfare benefit plans’ assets are comprised of a broad range of investments including domestic and foreign securities, private equity and fixed income investments, investments in hedge funds, commodities and cash and cash equivalents. When available, we have valued our investments based on observable market inputs.
Observable inputs are inputs that market participants would use in pricing the investment based on market data obtained from independent sources. These include inputs with quoted prices in active markets, and inputs other than quoted prices in active markets that are either directly or indirectly observable.
Unobservable inputs are inputs that reflect the Company’s assumptions about the estimates market participants would use in pricing the investment, based on the best information available in the circumstances. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of the fair value requires more judgment.
A substantial portion of our pension and welfare benefit plans’ assets portfolio is comprised of hedge fund and private equity investments. The private equity and a portion of the hedge fund investments do not have directly observable inputs, and as such, require significant judgment to determine fair value. Plan assets are based on year-end fair market values. Absent the timely availability of audited year-end financial statements for investments, from which we derive our allocable portion of each investment’s fair value, management has incorporated its own judgment and assumptions to value the investments as of year-end.
See “Critical Accounting Estimates” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further employee benefit plan information, including the related estimates, assumptions, uncertainties, and potential financial statement impact from revisions to our estimates.

Contributions
Funding requirements under IRS rules are a major consideration in making contributions to our pension plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. We currently anticipate making contributions to our pension plans in the range of $20.0 to $25.0 during 2009, of which $5.5 is expected to be made in the first quarter.

Estimated Future Benefit Payments
The following benefit payments covering pension and other benefit plans have been projected based on benefits earned to date and the expectation that certain future service will be earned by currently active employees:

		OTHER
	PENSION	BENEFITS
2009	$338.0	$52.6
2010	344.7	54.1
2011	352.6	55.8
2012	360.3	56.4
2013	369.5	57.1
2014 – 2018	1,985.8	293.2

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17

Stock-Based and Long-Term Incentive Employee Compensation
Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

YEAR ENDED DECEMBER 31	2008	2007	2006
Pre-tax compensation cost	$55.2	$57.9	$40.2
Future tax benefit	$18.2	$19.0	$14.1

Stock Option and Restricted Stock Compensation Plans
Our stock option and restricted share award incentive plans provide for the awarding of options on common shares and restricted common shares to employees and non-employee directors. The options are exercisable in seven or ten-year periods, except in certain instances of death, retirement or disability. Certain options become exercisable upon the earlier of the attainment of specified market price appreciation of our common shares or at six or nine years after the date of grant. Other options become exercisable upon the earlier of the attainment of specified market price appreciation of ITT’s common shares or over a three-year period commencing with the date of grant. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted. Restricted shares typically vest three years from the date of grant. ITT makes shares available for the exercise of stock options or the vesting of restricted shares by purchasing shares in the open market or by issuing shares from Treasury.
The ITT Amended and Restated 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”) was approved by shareholders and established in May of 2003. This plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. The number of shares initially available for awards under this plan was 12.2. As of December 31, 2008, 5.0 shares were available for future grants.
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
A summary of the status of our stock option and restricted stock shares as of December 31, 2008, 2007 and 2006 and changes during the years then ended is presented below:

	2008		2007		2006
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
STOCK OPTIONS	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	8.7	$38.13	10.6	$35.50	13.1	$32.88
Granted	0.6	53.57	0.5	58.52	0.6	52.59
Exercised	(1.0)	32.82	(2.2)	29.92	(2.5)	27.04
Canceled or expired	(0.2)	44.31	(0.2)	42.14	(0.6)	31.45

Outstanding at end of year	8.1	$39.83	8.7	$38.13	10.6	$35.50

Options exercisable at end of year	6.8	$37.02	6.4	$33.83	7.4	$30.62

Restricted shares and restricted stock unit awards were granted during the years ended December 31, 2008, 2007, and 2006 with fair market values based on ITT’s stock price on the date of grant and have vesting periods of three years.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	YEAR ENDED DECEMBER 31, 2008
	UNVESTED		OUTSTANDING
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE
RESTRICTED SHARES/STOCK UNITS	AWARDS	FAIR VALUE	AWARDS	FAIR VALUE
Unvested/outstanding at beginning of year	1.1	$52.64	1.3	$50.93
Granted	0.4	53.57	0.4	53.57
Vested/lapsed	(0.2)	47.65	(0.1)	45.76
Canceled or expired	(0.1)	55.89	(0.1)	55.89

Unvested/outstanding at end of year	1.2	$53.75	1.5	$51.96

	YEAR ENDED DECEMBER 31, 2007
	UNVESTED		OUTSTANDING
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE
RESTRICTED SHARES/STOCK UNITS	AWARDS	FAIR VALUE	AWARDS	FAIR VALUE
Unvested/outstanding at beginning of year	0.9	$48.45	1.0	$46.87
Granted	0.4	59.16	0.4	59.16
Vested/lapsed	(0.2)	45.89	(0.1)	44.08

Unvested/outstanding at end of year	1.1	$52.64	1.3	$50.93

	YEAR ENDED DECEMBER 31, 2006
	UNVESTED		OUTSTANDING
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE
RESTRICTED SHARES/STOCK UNITS	AWARDS	FAIR VALUE	AWARDS	FAIR VALUE
Unvested/outstanding at beginning of year	0.4	$43.00	0.5	$41.03
Granted	0.5	52.62	0.5	52.62

Unvested/outstanding at end of year	0.9	$48.45	1.0	$46.87

The outstanding restricted shares include 0.1 shares issued to non-employee directors in-payment for part of the annual retainer. This cost is expected to be recognized ratably over a weighted average period of 1.5 years.
The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2008, 2007 and 2006 was $29.5, $70.7 and $100.8, respectively.
For 2008, the amount of cash received from the exercise of stock options was $34.4 with an associated tax benefit realized of $12.1. SFAS 123R requires that we classify as a financing activity the cash flows attributable to excess tax benefits from stock option exercises. Cash provided by operating activities decreased and cash provided by financing activities increased by $6.7, $15.0 and $16.7 for the years ended December 31, 2008, 2007 and 2006, respectively, related to excess tax benefits from stock options and restricted stock.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about ITT’s stock options at December 31, 2008:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		WEIGHTED-				WEIGHTED-
		AVERAGE	WEIGHTED-			AVERAGE	WEIGHTED-
		REMAINING	AVERAGE	AGGREGATE		REMAINING	AVERAGE	AGGREGATE
		CONTRACTUAL	EXERCISE	INTRINSIC		CONTRACTUAL	EXERCISE	INTRINSIC
RANGE OF EXERCISE PRICES	NUMBER	LIFE (IN YEARS)	PRICE	VALUE	NUMBER	LIFE (IN YEARS)	PRICE	VALUE
$15.44 – 19.78	0.7	1.48	$17.88	$21.0	0.7	1.48	$17.88	$21.0
25.32 – 26.91	0.7	3.02	25.36	13.6	0.7	3.02	25.36	13.7
30.91 – 38.74	2.5	4.62	34.63	28.0	2.5	4.62	34.63	28.0
41.52 – 49.91	2.5	3.43	45.18	2.1	2.5	3.35	45.29	1.8
50.24 – 57.99	1.6	5.09	54.49	(13.7)	0.4	4.29	54.35	(3.6)
60.72 – 69.00	0.1	6.03	66.76	(1.0)	–	–	–	–

	8.1			$50.0	6.8			$60.9

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $45.99 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The number of options “out-of-the-money” as of December 31, 2008, included as exercisable in the preceding table was 0.5 million.
As of December 31, 2008, the total number of stock options ITT expects to vest (including those that have already vested) was 8.0 million. These stock options have a weighted-average exercise price of $39.51, an aggregate intrinsic value of $61.3, and a weighted-average remaining contractual life of 3.9 years.
At December 31, 2008, there was $39.8 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model in 2008, 2007 and 2006. The following are weighted-average assumptions for 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	1.31%	0.96%	0.84%
Expected volatility	28.69%	23.09%	24.07%
Expected life (in years)	4.7	4.8	4.8
Risk-free rates	2.31%	4.39%	4.73%
Weighted-average grant date fair value	$13.46	$14.68	$14.09

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

Long-Term Incentive Plan
The ITT 1997 Long-Term Incentive Plan (the “LTIP”), approved by shareholders in 1997, authorizes performance awards to be made to key employees of ITT. The LTIP is considered a liability plan, under the provisions of SFAS 123R. Accordingly, we reassess the fair value of its LTIP awards at the end of each reporting period.
Payment, if any, of target cash awards will be made at the end of the applicable three-year performance period and will be based on ITT’s total shareholder return performance measured against the total shareholder return performance of other stocks generally comprising the S&P Industrials Index.
The fair value of each award is calculated on a quarterly basis using Monte Carlo simulations. The three-year volatility of the outstanding awards as of December 31, 2008 was approximately 26%. The number of companies included in the applicable benchmark group range from 300 to 342 for the awards outstanding as of December 31, 2008.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2008, there was $20.0 of total unrecognized compensation cost related to non-vested awards granted under the LTIP. This cost is expected to be recognized ratably over a weighted-average period of 1.3 years. The total cash paid to settle the LTIP liability was $19.3, $17.6 and $17.2, during the years ended 2008, 2007 and 2006, respectively.

NOTE 18

Capital Stock
ITT has authority to issue an aggregate of 550 shares of capital stock, of which 500 shares have been designated as “Common Stock” having a par value of $1 per share and 50 shares have been designated as “Preferred Stock” not having any par or stated value.
As of December 31, 2008 and 2007, 25.2 and 25.4 shares of Common Stock were held in Treasury, respectively.

NOTE 19

Commitments and Contingencies
ITT Corporation and its subsidiaries from time to time are involved in legal proceedings that are incidental to the operation of their businesses. Some of these proceedings allege damages relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. ITT will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on the cash flow, results of operations, or financial condition of ITT on a consolidated basis in the foreseeable future, unless otherwise noted below.
See “Critical Accounting Estimates” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of contingent liabilities, including the related estimates, assumptions, uncertainties, and potential financial statement impact from revisions to our estimates.

Environmental
In the ordinary course of business, ITT is subject to federal, state, local, and foreign environmental laws and regulations. ITT is responsible, or is alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings ITT’s liability is considered de minimis. ITT has received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by ITT, and other properties impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where ITT has been identified as a potentially responsible party under federal and state environmental laws and regulations.
Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. ITT’s accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis.
It is difficult to estimate the final total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. In management’s opinion, the total amount accrued is appropriate based on existing facts and circumstances. Management does not anticipate that these liabilities will have a material adverse effect on the consolidated financial position, results of operations or cash flows.
The following table illustrates the activity related to ITT’s accrued liabilities for these environmental matters.

	2008	2007
Beginning balance January 1	$124.7	$114.4
Additional accruals attributable to acquisitions in the period	8.1	3.0
Accruals added during the period	0.5	6.2
Change in estimates for pre-existing accruals	19.6	13.0
Payments	(17.9)	(11.9)

Ending balance December 31	$135.0	$124.7

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates the low- and high-end range of estimated liability, and number of active sites for these environmental matters.

YEAR ENDED DECEMBER 31	2008	2007
Low-end range	$101.2	$94.6
High-end range	$229.3	$213.2
Number of active environmental investigation and remediation sites	102	90

In a suit filed in 1991, in the California Superior Court, Los Angeles County, ITT Corporation, et al. v. Pacific Indemnity Corporation et al., against our insurers, we are seeking recovery of costs incurred in connection with certain environmental liabilities. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case had been on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims made by ITT. The dismissed claims were claims where the costs incurred were solely due to administrative (versus judicial) actions. However, in April 2007, the Superior Court vacated its earlier ruling, dismissing the claims based on the California Supreme Court’s decision in Powerine Oil Co. v. Superior Court. As a result, the Court of Appeals dismissed the appeal as moot. The case is now back before the Superior Court and the parties are engaged in further discovery. During the course of the litigation, we have negotiated settlements with certain defendant insurance companies and are prepared to pursue legal remedies where reasonable negotiations are not productive.

Product Liability and Other Matters
ITT, including its subsidiary Goulds Pumps, Inc. (“Goulds”), has been joined as a defendant with numerous other companies in product liability lawsuits alleging injury due to asbestos. These claims allege that our products sold prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. The asbestos was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.
As of December 31, 2008, there were 103,006 open claims against ITT. Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During 2008, we resolved 5,894 claims. Most of these claims were dismissed, with settlement on a modest percentage of claims. The average amount of settlement per claim has been nominal.
Additionally, a large majority of all defense and settlement costs have been covered by insurance. Within the past several years, we have negotiated coverage-in-place agreements with our more significant insurance carriers. We are continuing to seek payment for our net exposure to these costs from our other insurers.
Our estimated accrued costs, net of expected insurance recoveries, for the resolution of all of these pending claims were $27.6 and $24.8 as of December 31, 2008 and 2007, respectively.
The table below provides additional information regarding asbestos-related claims filed against ITT.

	2008	2007	2006
Open claims – January 1	102,568	110,602	124,122
New claims filed	6,332	4,147	4,482
Claims closed	(5,894)	(12,181)	(18,002)

Open claims – December 31	103,006	102,568	110,602

Although it is impossible to predict the ultimate outcome of current open claims, based on current information, our experience in handling these matters, and our substantial insurance program, we do not believe that these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
While it is probable that we will incur additional costs for claims to be filed in the future, these additional costs are not reasonably estimable at this time. As part of the coverage-in-place agreements, we have assumed the primary responsibility for administering our asbestos-related claims. Prior to these agreements, the asbestos claims were administered and paid by our primary insurance carriers and, as a result, we only have limited information about those claims. We have engaged an outside consultant to construct a comprehensive database of existing claims. The database is expected to provide additional information about the nature of the claims and will allow us to re-assess whether a reasonable estimate of future claims and associated costs can be developed. This effort is anticipated to be completed in the second half of 2009. It is possible that the estimated costs of these future claims, net of expected insurance recoveries, may be material to our results of operations in the period when recorded.
We provide an indemnity to U.S. Silica Company for silica personal injury suits filed prior to September 12, 2005 against our former subsidiary Pennsylvania Glass Sand. ITT sold the stock of Pennsylvania Glass Sand to U.S. Silica Company in

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1985. Over the past three years, the majority of the silica cases involving PGS have been dismissed without payment. Currently there are less than 4,000 cases pending against PGS. The Company expects that the majority of the remaining cases will also be dismissed. Our indemnity had been paid in part by our historic product liability carrier, however, in September 2005, the carrier communicated to us that it would no longer provide insurance for these claims. On October 4, 2005, we filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, seeking defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted our motion for summary judgment on the carrier’s duty to defend the silica cases; however, that decision was overturned on appeal. The matter was returned to the Superior Court in part for determination of several factual issues. We will continue to seek past and future defense costs for these cases from this carrier. We believe that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. All silica-related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. See “BUSINESS – Company History and Certain Relationships” for a description of the Distribution Agreement.
On October 25, 2006, Fencourt Reinsurance Company (“Fencourt”), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company, Fencourt Reinsurance Co., Ltd. v. ITT Industries, Inc. (C.A. No. 06-4786 U.S. D.Ct E.D.PA). Century Indemnity Company was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of the predecessor ITT Corporation and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement (See “BUSINESS – Company History and Certain Relationships”) and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding pending before the American Arbitration Association in New Jersey. On January 20, 2009, the arbitrator issued a favorable decision that ITT is not liable for the losses incurred by Fencourt. The parties are reviewing the case to determine what other matters remain to be decided by the arbitrator. Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
In December 2005, the Company received an anonymous c omplaint regarding the possible payment of commissions to foreign government officials by employees of our Nanjing Goulds Pumps company, in Nanjing, China. Such commission payments may violate the Foreign Corrupt Practices Act. The Company conducted an investigation utilizing internal and external resources and voluntarily disclosed the results of the investigation to the United States Department of Justice and the SEC. On February 11, 2009, the Company entered into a settlement with the SEC in which the Company, without admitting or denying liability, has agreed to pay $1.7 in total related to disgorged profits, prejudgment interest and a civil penalty. The settlement also restrains and enjoins the Company from violating Sections 13(b)(2)(A and B) of the Securities and Exchange Act of 1934.
On March 27, 2007, we reached a settlement relating to an investigation of our ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (“ITAR”) pursuant to which we pled guilty to two violations based on the export of defense articles without a license and the omission of material facts in required export reports. The Company was assessed a total of $50.0 in fines, forfeitures and penalties, which was accrued for fully as of December 31, 2006. We also entered into a Deferred Prosecution Agreement with the U.S. Government which deferred action regarding a third count of violations related to ITAR pending our implementation of a remedial action plan, including the appointment of an independent monitor. ITT was also assessed a deferred prosecution monetary penalty of $50.0 which ITT will reduce for monies spent over the five years following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On October 11, 2007, ITT and the Department of Defense finalized an Administrative Compliance Agreement wherein we agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of our compliance programs. On December 28, 2007, we finalized a Consent Agreement with the Department of State wherein we agreed to undertake certain remedial actions, including appointment of a Special Compliance Official. The Company continues to perform under the terms of the agreements. Management believes that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On April 17, 2007, ITT’s Board of Directors received a letter on behalf of a shareholder requesting that the Board take appropriate action against the employees responsible for the violations at our Night Vision facility described above, which were disclosed on Form 8-K filed on March 30, 2007. The Board

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of Directors appointed a Special Litigation Committee to evaluate the request. The Special Litigation Committee conducted an investigation with the assistance of independent counsel and concluded that no legal actions should be brought by ITT.
During 2007 and 2008, the Company received notice of four shareholder derivative actions each filed in the U.S. District Court for the Southern District of New York, known variously as, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steve Loranger et al. and ITT Corporation (the “Piven” action), Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic], and Robert Wilkinson v. Steven R. Loranger et al. and ITT Corporation. Each case alleges that the ITT’s Board of Directors breached their fiduciary duties by failing to properly oversee ITT’s compliance programs at its Night Vision business. The Complaints seeks compensatory and punitive damages for ITT from its Directors, the removal of the Directors, and the election of new directors. The four cases were consolidated into one action In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB). On motion by the Company, the Piven action was dismissed for lack of diversity. On April 10, 2008, the Court denied Company’s Motion to Dismiss the consolidated Complaint. ITT filed a Motion for Reconsideration and on November 25, 2008, the Court granted the Motion and dismissed the matter without prejudice. The Court provided the plaintiffs the opportunity to refile the case upon the development of certain additional facts. The plaintiffs refiled the case on December 23, 2008. The Company has filed another Motion to Dismiss which is currently before the Court. The Defendants have also filed a Motion to Dismiss based on the Special Litigation Committee’s report referenced above which is also currently before the Court. Management believes that these derivative suits will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 20

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
In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2008, the projected fair value of the aircraft at the end of the lease is estimated to be $2.4 less than the residual value guarantee. Since this estimated loss does not exceed the $5.4 gain we realized from the sale of the aircraft but deferred as a loss contingency for the residual value guarantee, we have not recorded any additional accrual in our financial statements.
ITT has a number of individually immaterial guarantees outstanding at December 31, 2008, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Product Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect shuts down production or results in a recall. Changes in product warranty accruals for December 31, 2008 and 2007 were as follows:

	2008	2007
Beginning balance January 1	$52.1	$46.8
Accruals for product warranties issued in the period	38.0	30.5
Changes in pre-existing warranties, including changes in estimates and foreign currency translation adjustments	(1.9)	(2.1)
Payments	(30.8)	(23.1)

Ending balance December 31	$57.4	$52.1

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21

Business Segment Information

	DEFENSE		MOTION &
	ELECTRONICS &	FLUID	FLOW	CORPORATE
	SERVICES	TECHNOLOGY	CONTROL	AND OTHER	ELIMINATIONS	TOTAL
2008
Product sales	$3,924.9	$3,692.7	$1,575.1	$–	$(11.5)	$9,181.2
Service revenues	2,357.4	147.9	8.3	–	–	2,513.6

Total sales and revenues	6,282.3	3,840.6	1,583.4	–	(11.5)	11,694.8
Operating income (loss)	727.0	468.7	191.7	(177.3)	–	1,210.1
Plant, property and equipment, net	369.3	372.3	229.1	23.2	–	993.9
Total assets	4,464.5	2,878.3	1,357.8	1,779.6	–	10,480.2
Additions to plant, property and equipment	88.0	80.5	63.7	16.5	–	248.7
Depreciation	65.8	63.0	48.7	2.1	–	179.6
Amortization	85.2	6.4	7.3	(0.2)	–	98.7

2007
Product sales	$2,381.7	$3,358.2	$1,332.1	$–	$(14.5)	$7,057.5
Service revenues	1,794.5	150.9	0.4	–	–	1,945.8

Total sales and revenues	4,176.2	3,509.1	1,332.5	–	(14.5)	9,003.3
Operating income (loss)	502.7	432.7	187.4	(145.6)	–	977.2
Plant, property and equipment, net	353.5	394.8	224.9	7.1	–	980.3
Total assets	4,466.2	3,106.4	1,364.5	2,615.6	–	11,552.7
Additions to plant, property and equipment	57.7	88.6	45.2	47.8	–	239.3
Depreciation	48.4	61.1	44.6	1.4	–	155.5
Amortization	20.7	6.1	2.9	0.2	–	29.9

2006
Product sales	$2,183.9	$2,935.7	$1,092.9	$–	$(14.4)	$6,198.1
Service revenues	1,475.4	134.4	–	–	–	1,609.8

Total sales and revenues	3,659.3	3,070.1	1,092.9	–	(14.4)	7,807.9
Operating income (loss)	404.3	370.6	149.7	(123.6)	–	801.0
Plant, property and equipment, net	281.4	361.1	185.1	5.4	–	833.0
Total assets	2,052.3	2,846.9	860.3	1,641.1	–	7,400.6
Additions to plant, property and equipment	60.9	67.2	44.3	4.7	–	177.1
Depreciation	45.2	59.3	39.0	1.4	–	144.9
Amortization	19.7	7.1	0.1	(0.2)	–	26.7

				PLANT, PROPERTY AND
	SALES AND REVENUES*			EQUIPMENT, NET
	YEAR ENDED DECEMBER 31			DECEMBER 31
	2008	2007	2006	2008	2007	2006
Geographical Information
United States	$7,998.0	$5,814.3	$5,041.2	$581.4	$557.5	$458.1
Western Europe	2,098.3	1,896.4	1,683.9	313.7	337.1	317.3
Asia Pacific	603.6	474.4	411.2	64.5	58.3	31.1
Other	994.9	818.2	671.6	34.3	27.4	26.5

Total Segments	$11,694.8	$9,003.3	$7,807.9	$993.9	$980.3	$833.0

* Sales and revenues to external customers are attributed to individual regions based upon the destination of product or service delivery.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales and revenues by product category, net of intercompany balances, are as follows:

YEAR ENDED DECEMBER 31	2008	2007	2006
Pumps & Complementary Products	$3,840.3	$3,508.9	$3,070.1
Defense Products	3,923.6	2,380.1	2,182.5
Defense Services	2,357.4	1,794.5	1,475.4
Connectors	444.6	417.1	370.1
Flow Control	382.0	243.5	205.4
Friction Materials	447.8	393.4	318.4
Marine Products	185.7	121.5	98.7
Shock Absorbers	113.4	144.3	87.3

Total	$11,694.8	$9,003.3	$7,807.9

The Defense Electronics & Services business segment had sales and revenues from the United States Government of $5,893.8, $3,920.3 and $3,244.0, for 2008, 2007 and 2006, respectively. Apart from the United States Government, no other government or commercial customer accounted for 10% or more of sales and revenues.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22

Quarterly Results for 2008 and 2007 (Unaudited)

					FULL
THREE MONTHS ENDED	MAR. 31	JUNE 30	SEPT. 30	DEC. 31	YEAR
2008
Sales and revenues	$2,806.4	$3,064.1	$2,879.3	$2,945.0	$11,694.8
Gross profit	760.9	867.1	810.7	816.7	3,255.4
Income from continuing operations	170.9	224.3	204.5	175.5	775.2
Net income	171.9	221.0	216.3	185.5	794.7
Income from continuing operations per share
– Basic	$0.94	$1.24	$1.13	$0.97	$4.29
– Diluted	$0.93	$1.22	$1.11	$0.96	$4.23
Net income per share
– Basic	$0.95	$1.22	$1.20	$1.03	$4.40
– Diluted	$0.94	$1.20	$1.18	$1.02	$4.33
Common stock information price per share range:
High	$66.01	$67.62	$69.73	$56.15	$69.73
Low	$50.94	$52.05	$52.25	$34.75	$34.75
Close	$51.81	$63.33	$55.61	$45.99	$45.99
Dividends per share	$0.175	$0.175	$0.175	$0.175	$0.70
2007
Sales and revenues	$2,070.3	$2,223.1	$2,181.2	$2,528.7	$9,003.3
Gross profit	584.2	642.4	641.1	700.6	2,568.3
Income from continuing operations	136.8	199.2	168.6	128.4	633.0
Net income	140.0	213.7	230.1	158.3	742.1
Income from continuing operations per share
– Basic	$0.75	$1.11	$0.94	$0.71	$3.51
– Diluted	$0.74	$1.08	$0.92	$0.70	$3.44
Net income per share
– Basic	$0.77	$1.19	$1.28	$0.88	$4.11
– Diluted	$0.76	$1.16	$1.25	$0.86	$4.03
Common stock information price per share range:
High	$62.33	$70.44	$73.44	$69.96	$73.44
Low	$56.30	$60.02	$58.09	$60.05	$56.30
Close	$60.32	$68.28	$67.93	$66.04	$66.04
Dividends per share	$0.14	$0.14	$0.14	$0.14	$0.56

The above table reflects the range of market prices of ITT’s common stock for 2008 and 2007. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which ITT’s common stock is traded, under the symbol “ITT.” Our common stock is listed on the New York and Euronext exchanges.
During the period from January 1, 2009 through January 31, 2009, the high and low reported market prices of ITT’s common stock were $50.80 and $44.36, respectively. ITT declared dividends of $0.2125 per common share in the first quarter of 2009. There were 21,381 holders of record of ITT’s common stock on January 31, 2009.

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

February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven R. Loranger Steven R. Loranger (Principal executive officer)	Chairman, President and Chief Executive Officer and Director	February 25, 2009

/s/ Denise L. Ramos Denise L. Ramos (Principal financial officer)	Senior Vice President and Chief Financial Officer	February 25, 2009

/s/ Curtis J. Crawford Curtis J. Crawford	Director	February 25, 2009

/s/ Christina A. Gold Christina A. Gold	Director	February 25, 2009

/s/ Ralph F. Hake Ralph F. Hake	Director	February 25, 2009

/s/ John J. Hamre John J. Hamre	Director	February 25, 2009

/s/ Paul J. Kern Paul J. Kern	Director	February 25, 2009

/s/ Frank T. MacInnis Frank T. MacInnis	Director	February 25, 2009

/s/ Surya N. Mohapatra Surya N. Mohapatra	Director	February 25, 2009

/s/ Linda S. Sanford Linda S. Sanford	Director	February 25, 2009

/s/ Markos I. Tambakeras Markos I. Tambakeras	Director	February 25, 2009

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION	LOCATION

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of May 13, 2008	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended May 13, 2008	Incorporated by reference to Exhibit 3.2 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).
(4)		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.1	)*	Separation Agreement between Nicholas P. Hill and ITT Corporation dated February 20, 2009	Attached.
(10.2	)*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger (amended as of December 18, 2008).	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated December 19, 2008. (CIK No. 216228, File No. 1-5672).
(10.3	)*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4	)*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.5	)*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.6	)*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.7	)*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.8	)*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9	)*	ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan	Attached.
(10.10	)*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11	)*	ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008.	Attached.

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(10.12)*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004). Amended and restated as of December 31, 2008.	Attached.
(10.13)*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.12 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA. Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008.	Attached.
(10.15)*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB. Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008.	Attached.
(10.16)*	ITT Excess Pension Plan IIA formally known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004) originally effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Attached.
(10.17)*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004).Amended and restated effective December 31, 2008.	Attached.
(10.18)*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.17 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)	Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)	Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)	Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)	Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)	Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)	Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(10.29)*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)	Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)*	Transition Memorandum and Separation Agreement dated February 23, 2009 between Vincent A. Maffeo and ITT Corporation	Attached.
(10.32)*	ITT Corporation Senior Executive Severance Pay Plan. (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)	Attached.
(10.33)	Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)	Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)	2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).
(10.40)*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.41)	Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).
(10.42)	Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).
(10.43)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.44)	Reserved
(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).
(10.46)	ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement – Non-Employee Director	Incorporated by reference to Exhibit 10.46 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(10.47)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.47 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.48)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.49)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.49 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.50)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.50 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.51)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Incorporated by reference to Exhibit 10.51 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.52)	ITT 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.52 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.53)	ITT Corporation Non-Employee Director Deferred Restricted Stock Unit Award Subsequent Election Form	Attached.
(10.54)	ITT Director Consent Letter – Required Modifications to Prior Annual Retainer Deferrals	Attached.
(10.55)*	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. As Amended and Restated as of December 31, 2008.	Attached.
(11)	Statement re computation of per share earnings	Not required to be filed.
(12)	Statement re computation of ratios	Filed herewith.
(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006 (CIK No. 216228, File No. 1-5672).
(21)	Subsidiaries of the Registrant	Filed herewith.
(22)	Published report regarding matters submitted to vote of security holders	Not required to be filed.
(23.1)	Consent of Deloitte & Touche LLP	Filed herewith.
(24)	Power of attorney	None
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).
(99.2)	Administrative Compliance Agreement filed October 11, 2007 between ITT Corporation and The United States Agency (Suspensions’ Department Affiliate for the U.S. Army) on behalf of the U.S. Government	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated October 12, 2007 (CIK No. 216228, File No. 1-5672).

* Management compensatory plan