Form 10-Q
period 2009-03-31
ITT CORP
filed 2009-04-27
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-5672

ITT CORPORATION

State of Indiana	13-5158950
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1133 Westchester Avenue, White Plains, NY 10604
(Principal Executive Office)

Telephone Number: (914) 641-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 20, 2009, there were outstanding 182.0 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

		Page

Part I FINANCIAL INFORMATION:
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
Part II OTHER INFORMATION:
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
	Signature	36
	Exhibit Index	37
EX-10.56
EX-10.57
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I.
FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31
	2009	2008

Product sales	$1,965.7	$2,222.8
Service revenues	591.4	583.6

Total sales and revenues	2,557.1	2,806.4

Costs of product sales	1,370.8	1,534.3
Costs of service revenues	517.2	511.2

Total costs of sales and revenues	1,888.0	2,045.5

Gross profit	669.1	760.9
Selling, general and administrative expenses	384.0	420.6
Research and development expenses	52.9	52.6
Restructuring and asset impairment charges, net	10.7	3.6

Operating income	221.5	284.1

Interest expense	26.4	40.6
Interest income	4.3	8.4
Miscellaneous expense, net	2.9	3.0

Income from continuing operations before income tax expense	196.5	248.9
Income tax expense	10.0	78.0

Income from continuing operations	186.5	170.9
(Loss) Income from discontinued operations, including tax (benefit) expense of $(1.3) and $0.2, respectively	(2.4)	1.0

Net income	$184.1	$171.9

Earnings Per Share
Income from continuing operations:
Basic	$1.02	$0.94
Diluted	$1.02	$0.93
Discontinued operations:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.00
Net income:
Basic	$1.01	$0.95
Diluted	$1.01	$0.93

Cash dividends declared per common share	$0.2125	$0.1750

Average Common Shares — Basic	182.0	181.8
Average Common Shares — Diluted	183.2	184.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$911.0	$964.9
Receivables, net	1,853.6	1,961.1
Inventories, net	826.2	803.8
Deferred income taxes	203.0	203.4
Other current assets	159.3	131.0

Total current assets	3,953.1	4,064.2

Plant, property and equipment, net	960.5	993.9
Deferred income taxes	602.8	608.5
Goodwill	3,798.8	3,831.3
Other intangible assets, net	584.5	616.5
Other assets	398.1	365.8

Total non-current assets	6,344.7	6,416.0

Total assets	$10,297.8	$10,480.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,231.3	$1,234.6
Accrued expenses	926.2	991.2
Accrued taxes	69.1	30.2
Short-term debt and current maturities of long-term debt	1,510.9	1,679.0
Pension and postretirement benefits	68.8	68.8
Deferred income taxes	28.2	26.7

Total current liabilities	3,834.5	4,030.5

Pension benefits	1,684.0	1,689.9
Postretirement benefits other than pensions	450.7	451.7
Long-term debt	466.5	467.9
Other liabilities	707.8	780.3

Total non-current liabilities	3,309.0	3,389.8

Total liabilities	7,143.5	7,420.3

Shareholders’ Equity
Common stock:
Authorized — 500 shares, $1 par value per share, outstanding — 182.0 shares and 181.7 shares, respectively(1)	180.9	180.6
Retained earnings	4,358.7	4,203.0
Accumulated other comprehensive (loss) income:
Pension and other benefits	(1,524.2)	(1,534.1)
Cumulative translation adjustments	138.3	209.8
Unrealized gain on investment securities	0.6	0.6

Total accumulated other comprehensive loss	(1,385.3)	(1,323.7)

Total shareholders’ equity	3,154.3	3,059.9

Total liabilities and shareholders’ equity	$10,297.8	$10,480.2

(1)	Shares outstanding include unvested restricted common stock of 1.1 at both March 31, 2009 and December 31, 2008, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended March 31
	2009	2008

Operating Activities
Net income	$184.1	$171.9
Loss (Income) from discontinued operations	2.4	(1.0)

Income from continuing operations	186.5	170.9
Adjustments to income from continuing operations:
Depreciation and amortization	66.2	71.2
Stock-based compensation	8.1	8.1
Restructuring and asset impairment charges, net	10.7	3.6
Payments for restructuring	(25.9)	(14.6)
Change in receivables	75.6	(2.7)
Change in inventories	(44.2)	(49.7)
Change in accounts payable and accrued expenses	(16.8)	0.9
Change in accrued and deferred taxes	(3.8)	63.9
Change in other current and non-current assets	(46.5)	(27.4)
Change in other current and non-current liabilities	(6.5)	(3.8)
Other, net	9.7	(1.1)

Net Cash — Operating Activities	213.1	219.3

Investing Activities
Capital expenditures	(47.7)	(33.9)
Acquisitions, net of cash acquired	(1.6)	(195.9)
Proceeds from sale of assets and businesses	10.3	3.2
Other, net	2.0	0.8

Net Cash — Investing Activities	(37.0)	(225.8)

Financing Activities
Short-term debt, net	(166.2)	(972.5)
Long-term debt repaid	(2.6)	(14.1)
Long-term debt issued	—	0.5
Proceeds from issuance of common stock	2.4	4.3
Dividends paid	(31.8)	(25.4)
Tax impact from stock option exercises and restricted stock award lapses	(1.4)	0.6
Other, net	—	(1.8)

Net Cash — Financing Activities	(199.6)	(1,008.4)

Exchange rate effects on cash and cash equivalents	(29.8)	74.0

Net Cash — Discontinued Operations — Operating Activities	(0.6)	0.5

Net change in cash and cash equivalents	(53.9)	(940.4)
Cash and cash equivalents — beginning of period	964.9	1,840.0

Cash and cash equivalents — end of period	$911.0	$899.6

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$25.5	$34.7
Income taxes	$15.1	$14.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above cash flow statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

1)	Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT believes that the disclosures made are adequate to make the information presented not misleading. ITT consistently applied the accounting policies described in ITT’s 2008 Annual Report on Form 10-K in preparing these unaudited financial statements, except as noted within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements. These financial statements should be read in conjunction with the financial statements and notes thereto included in ITT’s 2008 Annual Report on Form 10-K.

ITT’s 2009 and 2008 quarterly financial periods end on the Saturday closest to the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

2)	Stock-Based and Long-Term Incentive Employee Compensation

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Three Months Ended
	March 31
	2009	2008

Pre-tax compensation cost	$7.7	$2.8
Future tax benefit	$2.4	$0.7

At March 31, 2009, there was $60.9 and $22.7 of total unrecognized compensation cost for the stock-based and long-term incentive plans, respectively, which are expected to be recognized ratably over a weighted-average period of 2.2 years and 1.5 years. During the first quarter of 2009, payments totaling $21.1 were made to settle the Long-Term Incentive Plan 2006 annual grant liability.

3)	Restructuring and Asset Impairment Charges

First Quarter 2009 Restructuring Activities

During the first quarter of 2009, ITT recorded a net restructuring charge of $10.7, reflecting costs of $6.3 related to new actions and $4.6 related to prior actions, as well as the reversal of $0.2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first quarter of 2009 represent a reduction of structural costs, primarily in the Fluid Technology business segment. Planned position eliminations total 118, including 11 factory workers, 94 office workers and 13 management

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

employees. The costs associated with prior years’ plans primarily reflect additional severance costs. The following table details the components of the first quarter 2009 restructuring charge.

	2009 Actions
		Other				Prior
		Employee			Planned	Years’ Plans
		Related	Asset		Position	Additional	Reversal of
	Severance	Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$5.1	$—	$0.3	$5.4	82	$2.6	$(0.2)
Motion & Flow Control	0.6	0.1	—	0.7	32	1.7	—
Defense Electronics & Services	—	—	—	—	—	0.3	—
Corporate and Other	0.2	—	—	0.2	4	—	—

	$5.9	$0.1	$0.3	$6.3	118	$4.6	$(0.2)

First Quarter 2008 Restructuring Activities

During the first quarter of 2008, ITT recorded a net restructuring charge of $3.6, reflecting costs of $1.2 related to new actions and $2.6 related to prior year plans, as well as the reversal of $0.2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first quarter of 2008 represent a reduction of structural costs, primarily in the Fluid Technology business segment. Planned position eliminations total 22, including 17 office workers and five management employees. The costs associated with prior years’ plans primarily reflect severance costs. The following table details the components of the first quarter 2008 restructuring charge.

	2008 Actions				Prior
		Lease		Planned	Years’ Plans
		Cancellation &		Position	Additional	Reversal of
	Severance	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$0.5	$0.2	$0.7	21	$1.7	$—
Motion & Flow Control	—	—	—	—	0.9	(0.2)
Corporate and Other	0.5	—	0.5	1	—	—

	$1.0	$0.2	$1.2	22	$2.6	$(0.2)

The restructuring accrual balance as of March 31, 2009 was $42.2, presented on our Consolidated Condensed Balance Sheet within current accrued liabilities, includes $36.1 for accrued severance and $6.1 for accrued facility carrying costs and other. The following table displays a rollforward of the restructuring accruals for the first quarter ended March 31, 2009.

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2008	$25.9	$10.5	$20.3	$1.7	$58.4
Additional charges for prior years’ plans	2.6	0.3	1.7	—	4.6
Reversals of prior year charges	(0.2)	—	—	—	(0.2)
Cash payments and other related to prior years’ plans	(15.2)	(2.6)	(8.1)	(0.3)	(26.2)
Charges for 2009 actions	5.4	—	0.7	0.2	6.3
Cash payments and other related to 2009 actions	(0.1)	—	(0.3)	—	(0.4)
Asset write-offs	(0.3)	—	—	—	(0.3)

Balance March 31, 2009	$18.1	$8.2	$14.3	$1.6	$42.2

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

The following table displays a rollforward of employee positions eliminated associated with restructuring activities through March 31, 2009.

Planned reductions as of December 31, 2008	510
Planned reductions from 2009 actions	118
Actual reductions, January 1 — March 31, 2009	(394)

Planned reductions as of March 31, 2009	234

As of March 31, 2009, all announced planned facility closures have been completed.

4)	Employee Benefit Plans

Components of net periodic benefit cost as of March 31, 2009 and 2008 were as follows:

	Pension		Other Benefits
	2009	2008	2009	2008

Service cost	$25.6	$24.2	$2.0	$2.1
Interest cost	81.6	81.7	10.7	10.7
Expected return on plan assets	(108.4)	(110.3)	(4.5)	(6.9)
Amortization of prior service cost	0.9	0.8	0.9	0.9
Amortization of actuarial loss	10.4	3.8	3.7	1.1

Total net periodic benefit cost	$10.1	$0.2	$12.8	$7.9

Net periodic benefit cost increased in the first quarter of 2009, primarily due to the effect of an increase in the amortization of deferred losses, and lower expected returns on plan assets due to lower asset levels, partially offset by an increase in the discount rate for our foreign plans.

ITT contributed approximately $5.4 to its various plans during the first quarter of 2009. Additional contributions ranging between $38.0 and $43.0 are expected over the balance of 2009.

See Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2008 Annual Report on Form 10-K for additional details.

5)	Comprehensive Income

	Three Months Ended March 31
	2009			2008
	Pretax
	(Expense)	Tax	Net-of-Tax	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount	Income	Expense	Amount

Net income			$184.1			$171.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(71.5)	$—	(71.5)	$99.7	$—	99.7
Changes in pension and other benefit plans	15.9	(6.0)	9.9	6.6	(2.4)	4.2

Other comprehensive (loss) income	$(55.6)	$(6.0)	(61.6)	$106.3	$(2.4)	103.9

Comprehensive income			$122.5			$275.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

6)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended
	March 31
	2009	2008

Basic Earnings Per Share:
Income from continuing operations	$186.5	$170.9
Average common shares outstanding	182.0	181.8

Basic earnings per share	$1.02	$0.94

Diluted Earnings Per Share:
Income from continuing operations	$186.5	$170.9
Average common shares outstanding	182.0	181.8
Add: Impact of stock options and restricted stock	1.2	2.2

Average common shares outstanding on a diluted basis	183.2	184.0

Diluted earnings per share	$1.02	$0.93

Shares underlying stock options and restricted stock awards excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

	Three Months Ended
	March 31
	2009	2008

Stock options	4.3	0.8
Average exercise price	$48.50	$56.68

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. ITT’s adoption of this statement effective January 1, 2009 did not have a material effect on its financial statements. For comparability purposes, prior periods have been adjusted to reflect the impact of adoption of this statement. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements for further details.

7)	Receivables, Net

	March 31,	December 31,
	2009	2008

Trade	$1,818.9	$1,909.4
Other	77.5	92.9
Less: allowance for doubtful accounts and cash discounts	(42.8)	(41.2)

	$1,853.6	$1,961.1

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

8)	Inventories, Net

	March 31,	December 31,
	2009	2008

Finished goods	$196.5	$196.2
Work in process	344.7	323.0
Raw materials	369.0	365.5
Less: progress payments	(84.0)	(80.9)

	$826.2	$803.8

9)	Plant, Property and Equipment, Net

	March 31,	December 31,
	2009	2008

Land and improvements	$56.8	$59.0
Buildings and improvements	584.3	575.9
Machinery and equipment	1,593.2	1,620.2
Furniture, fixtures and office equipment	224.5	230.9
Construction work in progress	104.9	132.4
Other	87.7	82.3

	2,651.4	2,700.7
Less: accumulated depreciation and amortization	(1,690.9)	(1,706.8)

	$960.5	$993.9

10)	Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill for the quarter ended March 31, 2009 by business segment are as follows:

	Defense		Motion
	Electronics &	Fluid	& Flow	Corporate
	Services	Technology	Control	and Other	Total

Balance as of January 1, 2009	$2,210.6	$1,122.3	$493.4	$5.0	$3,831.3
Adjustments to purchase price allocations	—	(0.8)	—	—	(0.8)
Other — net, including foreign currency translation	(2.3)	(17.8)	(11.6)	—	(31.7)

Balance as of March 31, 2009	$2,208.3	$1,103.7	$481.8	$5.0	$3,798.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

Information regarding other intangible assets is as follows:

	March 31, 2009			December 31, 2008
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangibles:
Customer relationships	$637.4	$(172.0)	$465.4	$643.7	$(149.9)	$493.8
Proprietary technology	66.8	(21.2)	45.6	68.4	(20.2)	48.2
Trademarks	31.5	(5.4)	26.1	32.1	(4.9)	27.2
Patents and other	54.5	(25.2)	29.3	54.7	(25.7)	29.0
Indefinite-lived intangibles:
Brands and trademarks	18.1	—	18.1	18.3	—	18.3

	$808.3	$(223.8)	$584.5	$817.2	$(200.7)	$616.5

Amortization expense related to intangible assets for the three month periods ending March 31, 2009 and 2008 were $26.2 and $21.0, respectively.

Estimated amortization expense for intangible assets for each of the five succeeding years is as follows:

2010	2011	2012	2013	2014

$79.9	$66.9	$57.5	$41.5	$36.8

Customer relationships, proprietary technology, trademarks and patents and other are amortized over weighted average lives of approximately 15 years, 13 years, 18 years, and 18 years, respectively.

11)	Other Assets

	March 31,	December 31,
	2009	2008

Insurance receivables	$203.2	$198.3
Other employee benefit-related assets	66.7	61.2
Other long-term third party receivables-net	46.7	46.7
Capitalized software costs	44.1	26.4
Pension assets and prepaid benefit plan costs	16.0	1.7
Investments in unconsolidated companies	8.1	8.4
Environmental and employee benefit trusts	1.7	1.8
Other	11.6	21.3

	$398.1	$365.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

12)	Other Liabilities

	March 31,	December 31,
	2009	2008

Product liability, guarantees and other legal matters	$275.4	$275.1
Deferred income taxes and other tax-related accruals	124.9	182.9
Compensation and other employee-related benefits	115.7	133.8
Environmental	119.6	119.5
Other	72.2	69.0

	$707.8	$780.3

13)	Uncertain Tax Positions

In accordance with the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of March 31, 2009 and December 31, 2008, we had $146.6 and $144.9, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $78.6 and $76.9, as of March 31, 2009 and December 31, 2008, respectively. We do not believe that the total amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Condensed Income Statement. We have accrued $29.3 and $28.1 for payment of interest and penalties as of March 31, 2009 and December 31, 2008, respectively.

14)	Commitments and Contingencies

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

See “Critical Accounting Estimates” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the ITT 2008 Annual Report on Form 10-K, for a discussion of contingent liabilities, including the related estimates, assumptions, uncertainties, and potential financial statement impact from revisions to our estimates.

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
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

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

The following table illustrates the activity related to ITT’s accrued liabilities for these environmental matters.

2009

Beginning balance January 1	$135.0
Change in estimates for pre-existing accruals, foreign exchange and other	4.4
Payments	(5.2)

Ending balance March 31	$134.2

The following table illustrates the low- and high-end range of estimated liability, and number of active sites for these environmental matters as of March 31, 2009.

March 31,
2009

Low-end range	$104.8
High-end range	$237.2
Number of active environmental investigation and remediation sites	100

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
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

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

As of March 31, 2009, there were 102,577 open claims against ITT. Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During the first quarter of 2009, we resolved 1,583 claims. Most of these claims were dismissed, with settlement on a modest percentage of claims. The average amount of settlement per claim has been nominal.

Additionally, a large majority of all defense and settlement costs have been covered by insurance. Within the past several years, we have negotiated coverage-in-place agreements with our more significant insurance carriers. We are continuing to seek payment for our net exposure to these costs from our other insurers.

Our estimated accrued costs, net of expected insurance recoveries, for the resolution of all pending claims were $28.7 and $27.6 as of March 31, 2009 and December 31, 2008, respectively.

The table below provides additional information regarding asbestos-related claims filed against ITT.

2009

Open claims — January 1	103,006
New claims filed	1,154
Claims closed	(1,583)

Open claims — March 31	102,577

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

We provide an indemnity to U.S. Silica Company for silica personal injury suits filed prior to September 12, 2005 against our former subsidiary Pennsylvania Glass Sand (“PGS”). ITT sold the stock of PGS to U.S. Silica Company in 1985. Over the past three years, the majority of the silica cases involving PGS have been dismissed without payment. Currently there are less than 4,000 cases pending against PGS. The Company expects that the majority of the remaining cases will also be dismissed. Our indemnity had been paid in part by our historic product liability carrier, however, in September 2005, the carrier communicated to us that it would no longer provide insurance for these claims. On October 4, 2005, we filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, in the Superior Court for Los Angeles, CA, seeking defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted our motion for summary judgment on the carrier’s duty to defend the silica cases; however, that decision was overturned

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

on appeal. The matter was returned to the Superior Court in part for determination of several factual issues. We will continue to seek past and future defense costs for these cases from this carrier. We believe that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. All silica-related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement.

On October 25, 2006, Fencourt Reinsurance Company (“Fencourt”), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company, in the U.S. District Court for the Eastern District of Pennsylvania, Fencourt Reinsurance Co., Ltd. v. ITT Industries, Inc. (C.A. No. 06-4786 U.S. D.Ct E.D.PA). Century Indemnity Company was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of the predecessor ITT Corporation and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding pending before the American Arbitration Association in New Jersey. On January 20, 2009, the arbitrator issued a favorable decision that ITT is not liable for the losses incurred by Fencourt. The parties are reviewing the case to determine what other matters remain to be decided by the arbitrator. Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In December 2005, the Company received an anonymous complaint regarding the possible payment of commissions to foreign government officials by employees of our Nanjing Goulds Pumps company, in Nanjing, China. Such commission payments may violate the Foreign Corrupt Practices Act. The Company conducted an investigation utilizing internal and external resources and voluntarily disclosed the results of the investigation to the United States Department of Justice and the SEC. On February 11, 2009, the Company entered into a settlement with the SEC in which the Company, without admitting or denying liability, has paid $1.7 in total related to disgorged profits, prejudgment interest and a civil penalty. The settlement also restrains and enjoins the Company from violating Sections 13(b)(2)(A and B) of the Securities and Exchange Act of 1934.

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
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

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

15)	Guarantees, Indemnities and Warranties

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

In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We are obligated to make payments under the residual value guarantee to the extent the fair value of the aircraft is less than the residual value guarantee upon termination of the agreement. Currently, we project the fair value of the aircraft to be less than the residual value guarantee. Accordingly, we recorded a loss contingency of $5.1 during the first quarter, which represents the excess of the projected loss over a deferred gain of $5.4 recorded in connection with the sale leaseback transaction.

ITT has a number of individually immaterial guarantees outstanding at March 31, 2009, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

Product Warranties

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. Changes in product warranty accrual for March 31, 2009 were as follows:

2009

Beginning balance January 1	$57.4
Accruals for product warranties issued in the period	6.0
Changes in pre-existing warranties, including changes in estimates and foreign currency translation adjustments	(2.0)
Payments	(7.3)

Ending balance March 31	$54.1

16)	Business Segment Information

	Three Months Ended March 31, 2009
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$948.6	$714.8	$303.9	$—	$(1.6)	$1,965.7
Service revenues	559.9	29.5	2.0	—	—	591.4

Total sales and revenues	$1,508.5	$744.3	$305.9	$—	$(1.6)	$2,557.1

Operating income (loss)	$164.3	$68.8	$27.9	$(39.5)	$—	$221.5
Operating margin	10.9%	9.2%	9.1%	—	—	8.7%
Total assets	$4,397.6	$2,797.5	$1,305.9	$1,796.8	$—	$10,297.8

	Three Months Ended March 31, 2008
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$962.1	$843.7	$420.1	$—	$(3.1)	$2,222.8
Service revenues	545.5	37.7	0.4	—	—	583.6

Total sales and revenues	$1,507.6	$881.4	$420.5	$—	$(3.1)	$2,806.4

Operating income (loss)	$152.8	$102.0	$68.0	$(38.7)	$—	$284.1
Operating margin	10.1%	11.6%	16.2%	—	—	10.1%
Total assets(1)	$4,464.5	$2,878.3	$1,357.8	$1,779.6	$—	$10,480.2

(1)	As of December 31, 2008

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In millions, except share and per share amounts, unless otherwise stated)

Business Overview

ITT Corporation and its subsidiaries (“ITT”, “we”, “us”, “our” and “the Company”) is a global multi-industry leader in high-technology engineering and manufacturing engaged directly and through its subsidiaries. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and the provision of related services. For financial reporting purposes our businesses are aggregated and organized into three principal business segments, Defense Electronics & Services, Fluid Technology, and Motion & Flow Control.

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

In addition, we consider the following non-GAAP measures to be key performance indicators:

•	“organic sales and revenues”, “organic orders”, and “organic operating income” defined as sales and revenues, orders, and operating income, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures.

•	“free cash flow” defined as cash flow from operations less capital expenditures.

Management believes that these metrics are useful to investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations and our management of assets held from period to period. These metrics, however, are not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for sales and revenue growth (decline), or cash flows from operating, investing and financing activities as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

Executive Summary

ITT reported sales and revenues of $2.6 billion during the first quarter of 2009, a decrease of 8.9% from the $2.8 billion reported during the first quarter of 2008, reflecting challenging market conditions for our commercial businesses. Over the same period, income from continuing operations increased 9.1% to $186.5, or $1.02 per diluted share. This increase reflects a reduction in tax expense, as well as lower selling, general and administrative (“SG&A”) and interest expense partially offset by the impact of lower sales volumes, higher restructuring costs, and higher employee benefit plan costs.

Financial highlights for the quarter ended March 31, 2009 include:

•	Sales and revenues for the Defense Electronics & Services business segment of $1.5 billion, which were relatively flat compared to the same prior year period. Operating income for the segment was $164.3, a 7.5% increase year-over-year.

•	Sales and revenue declines of 15.6% and 27.3% from our Fluid Technology and Motion & Flow Control business segments, respectively, compared to the prior year period resulting from the negative impact of global economic conditions. Operating income declined 32.5% and 59.0%, respectively, for these business segments as compared to the same prior year period.

•	A year-over-year reduction of $36.6 in SG&A expenses in response to current and anticipated market conditions. As a result, SG&A as a percent of sales was flat year-over-year. In addition, we initiated $10.7 in restructuring actions.

•	A 35.0% decrease in interest expense, primarily due to lower year-over-year levels of commercial paper debt.

•	A reduction of $68.0 in income tax expense from the prior year, primarily attributable to the reversal of a $57.7 deferred tax liability no longer required as a result of the restructuring of certain international legal entities.

•	Generation of $165.4 of free cash flow.

Other significant highlights for the quarter ended March 31, 2009 include:

•	Year-over-year order growth of 14.8% from the Defense Electronics & Services business segment, including a $317.0 order to produce additional CREW 2.1 Counter-IED Jammers.

•	A net debt to net capital ratio of 25.3%, a 260 basis point reduction from December 31, 2008. In addition, outstanding commercial paper debt balance was $1,492.7 at March 31, 2009, a reduction of $126.0 from our 2008 year-end level.

•	Continued improvement in our strategic alignment with end-markets and leveraging of our production capabilities and cost structures within the Motion & Flow Control business segment through the combination of the Energy Absorption and Control Technologies businesses. The combined business will retain the “Control Technologies” name.

Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

2009 Outlook

Changes in the global economic environment resulted in difficult market conditions during the first quarter of 2009. We are planning restructuring actions of approximately $65.0 to $70.0 in 2009 (including those taken during the first quarter) and are developing contingency plans that are reactive to any volume declines beyond our expectations for 2009. In this environment, our strategy is to focus on the current needs of our customers, deploy our capital in a disciplined manner, focus on cost controls, and execute on our operational initiatives.

Factors impacting our 2009 performance, compared to 2008, include revenue declines in our Fluid Technology and Motion & Flow Control business segments, higher pension and other employee benefit-related costs, and benefits from productivity and cost containment initiatives. We also anticipate that foreign currency fluctuations will continue to have a negative impact on our 2009 results of operations.

Known Trends and Uncertainties

The following list represents a summary of trends and uncertainties, which could have a significant impact on our results of operations, financial position and/or cash flows from operating, investing and financing activities.

•	Organic revenues declined 4.5% during the first quarter of 2009 compared to the same prior year period. Additionally, organic orders declined 6.9% and 25.5% at our Fluid Technology and Motion & Flow Control business segments, respectively, as compared to the same prior year period. This reflects, in part, the impact of the global economic downturn. It is difficult to determine the breadth and duration of the recent economic and financial market decline and the many ways in which it may affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

•	The real estate market deteriorated during 2008, particularly within the United States and Europe. Continued decline in demand during the first quarter of 2009 negatively impacted those portions of our Fluid Technology business segment which sell products with residential and commercial market applications.

•	Declining economic conditions could cause certain municipalities to cancel projects or delay their related funding. While we experienced stable municipal market conditions during the first quarter of 2009, our Fluid Technology business could be adversely affected in future periods.

•	A portion of our Fluid Technology business segment provides products to end-markets such as oil and gas, power, chemical and mining. Economic conditions negatively impacted this portion of our business during the first quarter of 2009. We expect that as a result of current economic conditions and the impact on these markets we may see some level of order delays and/or cancellations during 2009.

•	The International Air Transport Association recently reported expected 2009 cargo traffic and passenger traffic declines of approximately 13% and 6%, respectively. Commercial airline carriers are addressing the decline, and have announced capacity cuts. These activities are expected to negatively impact both commercial transport build rates and the commercial aerospace aftermarket industry. Declines in the aerospace industry have already negatively impacted a portion of our Motion & Flow Control business segment, particularly within the commercial aerospace original equipment manufacturer (“OEM”) market.

•	A recent Bishop Report, a publication for the connector industry, forecasts a 2009 decline in sales of connectors of approximately 15%. A portion of our Motion & Flow Control business segment is sensitive to trends within the connector industry. Our results through March 31, 2009 reflect continued decline within the defense, aerospace, industrial and transportation connector end-markets. We expect year-over-year declines to extend throughout 2009.

•	The global automotive and marine markets declined significantly in 2008, with significant contraction in OEM production over the same period. Portions of our Motion & Flow Control business segment were negatively impacted by the continued decline in these markets during the first quarter of 2009. We expect that our business will be negatively impacted during 2009, if economic and market conditions continue to decline or do not return to prior year levels.

•	While the U.S. Defense Budget proposal issued by Secretary of Defense Robert M. Gates is generally in line with the programs supported by the Defense Electronics & Services business segment, the final impact on U.S. Defense programs will be determined by ongoing evaluations conducted during 2009. Changes in the portion of the U.S. Defense budget devoted to these programs could adversely impact our business. In addition, we have anticipated that our overall performance will benefit from certain international markets. Variability of timing and size of key orders could negatively impact our future results.

•	We expect to incur approximately $40.6 of net periodic pension cost in 2009. Changes to our overall pension and other employee-related benefit plans, including material declines in the fair value of our pension plan assets among others, could adversely affect our results of operations beyond 2009, as well as require us to make significant funding contributions.

•	Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Volatility in these markets and their impact on interest rates have been somewhat less predictable than in years past. Higher rates would negatively impact our results of operations.

The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Item 1A of our 2008 Annual Report on Form 10-K and our disclosure under the caption “Forward-Looking Statements and Cautionary Statements” at the end of this section.

Business Segment Overview

Summarized below is information on each of our three business segments, including markets served, goods and services provided, relevant factors that could impact results, business challenges, and areas of focus.

Defense Electronics & Services

Our Defense Electronics & Services business segment is designed to serve future needs around safety, security, intelligence and communication. Management believes that the Defense Electronics & Services business segment is well positioned with products and services that support our customers’ needs. In addition, we expect new product development to continue to contribute to future growth.

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

Factors that could impact Defense Electronics & Services’ financial results include, the level of defense funding by domestic and foreign governments, our ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include new or improved product offerings, new contract wins and successful program execution.

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

Motion & Flow Control

Our Motion & Flow Control business segment provides highly engineered critical components that serve the high-end of our markets. This group of businesses provide products and services for the areas of defense, aerospace, industrial, transportation, computer, telecom and RV/marine. Revenue opportunities are balanced between OEM and after-market customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing.

The following provides a summary of the Motion & Flow Control businesses and the goods and services each provides to its respective end-markets.

Motion Technologies	Friction pads and back plates serving global automotive and railway customers; KONI® shocks, premier adjustable shocks with car, bus, truck, trailer, and rail applications

Interconnect Solutions	Connectors, interconnects, cable assemblies, multi-function grips, input/output card kits and smart card systems serving the defense, aerospace, industrial, transportation, computer, and telecom markets

Flow Control	Pumps and related products for the marine and leisure market; pumps and components for beverage applications; pumps for other specialty industrial fluid dispensing applications; valve actuation control systems for harsh environments, including oil and gas pipelines, as well as solenoid valves

Control Technologies	Valves, actuators, pumps, switches for the commercial, military, and general aviation markets; regulators, switches and diaphragm seals for natural gas vehicles, oil and gas, fluid power, power generation, and chemical markets; electro-mechanical actuators, servo motors, computer numerical control systems, motion controller and other components with medical imaging, semi-conductor, machine tool, industrial automation, metal fabrication and aircraft seating applications;

With the combination of Motion & Flow Control’s Energy Absorption business, this business now also includes a wide range of standard and custom energy absorption and vibration isolation solutions including shock absorbers, buffers, rate controls, dampers, vibration isolators and other related products serving the industrial, oil and gas, rail, aviation and defense markets

The Motion & Flow Control businesses’ financial results are driven by economic conditions in its major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment.

Consolidated Financial Results

	Three Months Ended March 31
			(Decrease) Increase
	2009	2008	%/Point Change

Sales and revenues	$2,557.1	$2,806.4	(8.9)%
Gross profit	669.1	760.9	(12.1)%
Selling, general and administrative expenses	384.0	420.6	(8.7)%
Research and development expenses	52.9	52.6	0.6%
Restructuring and asset impairment charges, net	10.7	3.6	197.2%
Operating income	221.5	284.1	(22.0)%
Interest expense	26.4	40.6	(35.0)%
Interest income	4.3	8.4	(48.8)%
Income tax expense	10.0	78.0	(87.2)%
Income from continuing operations	186.5	170.9	9.1%

Gross margin	26.2%	27.1%	(0.9)
Selling, general and administrative expenses as a % of sales	15.0%	15.0%	—
Research & development expenses as a % of sales	2.1%	1.9%	0.2
Operating margin	8.7%	10.1%	(1.4)
Effective tax rate	5.1%	31.3%	(26.2)

Sales and Revenues

Sales and revenues for the quarter ended March 31, 2009 were $2,557.1, representing an 8.9% decrease as compared to the same prior year period. Volume declines, primarily driven by global economic conditions, and unfavorable foreign currency fluctuations continued to negatively impact our Fluid Technology and Motion & Flow Control business segments. Sales and revenues for the Defense Electronics & Services business segment were relatively flat compared to the same prior year period.

The following table illustrates the impact of organic growth, acquisitions and divestitures completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

Three
Months
2009/2008
% Change

Organic growth	(4.5)%
Acquisitions and divestitures	(0.2)%
Foreign currency translation	(4.2)%

Sales and revenues	(8.9)%

During the first quarter of 2009, we received orders of $2,572.6, a decrease of $110.0 or 4.1% as compared to the same prior year period. On a constant currency basis, orders grew by 0.5% or $13.2. This increase was attributable to organic order growth within our Defense Electronics & Services business segment, mostly offset by organic order decreases at both the Fluid Technology and Motion & Flow Control business segments.

Gross Profit

Gross profit for the quarter ended March 31, 2009 was $669.1, a 12.1% decrease compared to the same prior year period. This decrease was attributable to the decline in sales and revenues previously mentioned, and unfavorable foreign currency fluctuations, partially offset by benefits from productivity and cost saving initiatives, including efforts to improve supply chain productivity and control material costs.

Gross margin decreased 90 basis points to 26.2% during the quarter due to the same factors mentioned above.

Selling, General and Administrative Expenses

SG&A expenses decreased 8.7% to $384.0 for the quarter ended March 31, 2009. The decrease was primarily attributable to cost saving initiatives in response to declining global economic conditions and a positive impact from foreign currency exchange translation, partially offset by higher pension and other postretirement plan costs. SG&A as a percentage of sales was 15.0% for both the first quarter 2009 and 2008.

Research and Development Expenses

Research and development expenses (“R&D”) increased $0.3 to $52.9 for the quarter ended March 31, 2009. R&D as a percentage of sales increased 20 basis points to 2.1%, as we continued our efforts within each of our business segments to support product development.

Restructuring and Asset Impairment Charges, Net

During the first quarter of 2009, we recorded $10.7 of restructuring and asset impairment charges, a $7.1 increase from the same prior year period. These charges primarily relate to headcount reductions. See the section entitled “Restructuring and Asset Impairment Charges” and Note 3, “Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating Income

Operating income of $221.5 for the first quarter of 2009 reflects a 22.0% decrease as compared to the same prior year period, primarily due to the impact of lower sales volumes, higher employee benefit plan costs, unfavorable foreign currency fluctuations and increased restructuring costs, partially offset by benefits from productivity and cost saving initiatives. Segment operating income decreased 19.1%, driven by volume declines within our commercial businesses, partially offset by operating income growth from our Defense Electronics & Services business segment.

Operating margin decreased 140 basis points to 8.7% for the quarter ended March 31, 2009 from the same prior year period, primarily due to the items mentioned above.

Interest Expense and Interest Income

Interest expense during the first quarter of 2009 decreased 35.0% to $26.4 from the same prior year period. The decrease was attributable to lower year-over-year levels of commercial paper debt.

We recorded interest income of $4.3 and $8.4 for the quarters ended March 31, 2009 and 2008, respectively. The decrease was driven by a lower average cash and cash equivalents balance during the first quarter of 2009.

Income Tax Expense

Income tax expense was $10.0, an effective tax rate 5.1%, for the quarter ended March 31, 2009, compared to $78.0 or 31.3% during the same prior year period. The decrease in income tax expense and the effective tax rate was primarily attributable to the completion of a restructuring of certain international legal entities, which resulted in a reduction of the income tax provision in the amount of $57.7 million. This reduction was based on our determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be permanently reinvested and the associated deferred tax liability would no longer be required. In addition, income tax expense is lower as a result of the reduced level of income driven by declines in sales and revenues.

Segment Review

	Sales & Revenues		Operating Income		Operating Margin
Three Months Ended March 31	2009	2008	2009	2008	2009	2008

Defense Electronics & Services	$1,508.5	$1,507.6	$164.3	$152.8	10.9%	10.1%
Fluid Technology	744.3	881.4	68.8	102.0	9.2%	11.6%
Motion & Flow Control	305.9	420.5	27.9	68.0	9.1%	16.2%
Eliminations	(1.6)	(3.1)	(39.5)	(38.7)	—	—

Total	$2,557.1	$2,806.4	$221.5	$284.1	8.7%	10.1%

Defense Electronics & Services

Sales and revenues of $1,508.5, for the quarter ended March 31, 2009, were relatively flat compared to the same prior year period. The first quarter 2009 saw increases within the Electronic Systems Division, due to additional shipments of radar and CREW 2.1 Counter-IED Jammers, and Space Systems Division, driven by the GPS Navigation project and classified programs, offset by reduced sales within the Communications Systems Division primarily due to timing of programs, including large one-time shipments during the first quarter of 2008.

Operating income increased $11.5 or 7.5% during the first quarter of 2009 over the same prior year period. Operating margin increased 80 basis points to 10.9%. The year-over-year growth was primarily attributable to benefits from productivity and cost saving initiatives resulting in reduced SG&A expenses, partially offset by higher employee benefit plan costs.

We received orders of $1,489.5 during the first quarter of 2009, an increase of $192.2 or 14.8% over the same prior year period. These orders include a $317.0 award to produce additional CREW 2.1 Counter-IED Jammers, and a $121.0 U.S. NightVision order, among others. The level of order activity related to programs within the Defense Electronics & Services business segment can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

Sales and revenues for the quarter ended March 31, 2009 were $744.3, a decrease of $137.1 or 15.6% from the same prior year period. The following table illustrates the impact of organic growth and foreign currency translation fluctuations on sales and revenues during the periods.

Three
Months
2009/2008
% Change

Organic growth	(6.0)%
Foreign currency translation	(9.6)%

Sales and revenues	(15.6)%

During the first quarter of 2009, the Fluid Technology business segment recognized sales and revenues on a constant currency basis of $828.4. This represents a decrease of $53.0 or 6.0% as compared to the same prior year period. The continued global economic conditions impacted the majority of Fluid Technology markets and is the primary reason for the organic revenue declines on a year-over-year basis. Further details are as follows:

Water & Wastewater	Organic sales decreased $12.4 or 3.0% for the quarter ended March 31, 2009. The decrease was primarily attributable to weak industrial and building trades activity, with mixed demand in dewatering and stable municipal markets.

Residential & Commercial Water	Organic sales decreased $38.7 or 13.1% for the quarter ended March 31, 2009. The decrease was primarily attributable to continued weakness in the Americas residential and commercial markets coupled with reduced emerging markets activity.

Industrial Process	Organic sales increased $2.7 or 1.4% for the quarter ended March 31, 2009. The increase was primarily attributable to strength in the power market, stable sales of high purity systems, offset by declines in all other markets.

Operating income for the quarter ended March 31, 2009 decreased $33.2 or 32.5% from the same prior year period, with an unfavorable impact of 4.2% attributable to foreign currency exchange fluctuations. Operating income was primarily affected by declines in sales volume, as well as an unfavorable change in product mix, higher restructuring costs and higher employee benefit plan costs, offset by benefits from productivity and cost saving initiatives.

Operating margin decreased to 9.2% during the first quarter of 2009, primarily reflecting the factors described above.

During the first quarter of 2009, we received orders of $802.0, a decrease of $154.7 or 16.2% from the same prior year period. On an organic basis, orders declined 6.9% primarily due to particularly weak commercial order activity. In addition, orders were impacted by slowing aftermarket and project orders within the Industrial Process market, partially offset by order growth within the Water & Wastewater market.

Motion & Flow Control

Sales and revenues for the quarter ended March 31, 2009 were $305.9, a decrease of $114.6 or 27.3% from the same prior year period. The following table illustrates the impact of organic growth, acquisitions and divestitures completed during the period, and foreign currency translation fluctuations on sales and revenues during the period.

Three
Months
2009/2008
% Change

Organic growth	(18.3)%
Acquisitions and divestitures	(1.0)%
Foreign currency translation	(8.0)%

Sales and revenues	(27.3)%

During the first quarter of 2009, the Motion & Flow Control business segment recognized sales and revenues on a constant currency basis of $339.2. This represents a decrease of $81.3 or 19.3% as compared to the same prior year period, including decreased organic sales of $77.0 or 18.3%. The continued global economic conditions impacted all Motion & Flow Control markets and is the primary reason for organic revenue declines on a year-over-year basis. Further details are as follows:

Motion Technologies	Organic sales decreased $27.1 or 16.9% for the quarter ended March 31, 2009. The decrease was attributable to OEM component volume contraction, partially offset by increased aftermarket sales.

Interconnect Solutions	Organic sales decreased on lower volumes by $24.2 or 20.9% for the quarter ended March 31, 2009. The decrease was primarily attributable to global industrial declines.

Flow Control	Organic sales decreased $16.3 or 23.9% for the quarter ended March 31, 2009. The decrease was primarily attributable to an overall decline in the marine and global industrial markets.

Control Technologies	Organic sales decreased $8.2 or 10.7% for the quarter ended March 31, 2009. The decrease was primarily attributable to reductions in the aerospace and industrial markets.

Operating income decreased $40.1 or 59.0% from the same prior year period, with an unfavorable impact of 9.3% attributable to foreign currency exchange fluctuations. Operating income was primarily affected by decreases in sales volume, as well as higher employee benefit plan costs, partially offset by benefits from productivity and cost saving initiatives.

Operating margin decreased to 9.1% during the first quarter of 2009, primarily reflecting the factors described above.

The Motion & Flow Control business segment received orders of $281.1 for the first quarter of 2009, a decrease of $147.5 or 34.4% from the same prior year period. Foreign currency translation unfavorably impacted orders by $33.2 or 7.7%. Organic orders decreased $109.2 or 25.5% as compared to the same prior year period due to the current global economic conditions, including the contraction in the global industrial market, and declining automotive OEM production, among others.

Corporate and Other

Corporate expenses of $39.5 for the quarter ended March 31, 2009 increased $0.8 compared to the same prior year period, primarily due to the recognition of a loss contingency established for a residual loss guarantee on our corporate aircraft during the first quarter of 2009, partially offset by lower costs associated with legacy litigation matters.

Restructuring and Asset Impairment Charges

First Quarter 2009 Restructuring Activities

During the first quarter of 2009, ITT recorded a net restructuring charge of $10.7, reflecting costs of $6.3 related to new actions and $4.6 related to prior years’ plans, as well as the reversal of $0.2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first quarter of 2009 represent a reduction of structural costs, primarily in the Fluid Technology business segment. Planned position eliminations total 118, including 11 factory workers, 94 office workers and 13 management employees. The costs associated with prior years’ plans primarily reflect additional severance costs. The following table details the components of the first quarter 2009 restructuring charge.

	2009 Actions					Prior
		Other			Planned	Years’ Plans
		Employee	Asset		Position	Additional	Reversal of
	Severance	Related Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$5.1	$—	$0.3	$5.4	82	$2.6	$(0.2)
Motion & Flow Control	0.6	0.1	—	0.7	32	1.7	—
Defense Electronics & Services	—	—	—	—	—	0.3	—
Corporate and Other	0.2	—	—	0.2	4	—	—

	$5.9	$0.1	$0.3	$6.3	118	$4.6	$(0.2)

The projected future savings from restructuring actions announced during the first quarter of 2009 are approximately $7.0 during 2009 and $47.9 between 2010 and 2014.

Payments of $0.4 were made during the first quarter of 2009 related to actions announced during the quarter. In addition, we made payments of $21.6 pertaining to fourth quarter 2008 actions which were in response to current and anticipated market conditions. We expect to make payments of approximately $26.1 during the remaining nine months of 2009 related to the fourth quarter 2008 actions.

First Quarter 2008 Restructuring Activities

During the first quarter of 2008, ITT recorded a net restructuring charge of $3.6, reflecting costs of $1.2 related to new actions and $2.6 related to prior years’ plans, as well as the reversal of $0.2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first quarter of 2008 represent a reduction of structural costs, primarily in the Fluid Technology business segment. Planned position eliminations total 22, including 17 office workers and five management employees. The costs associated with prior years’ plans primarily reflect severance costs. The following table details the components of the first quarter 2008 restructuring charge.

	2008 Actions				Prior
		Lease		Planned	Years’ Plans
		Cancellation &		Position	Additional	Reversal of
	Severance	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$0.5	$0.2	$0.7	21	$1.7	$—
Motion & Flow Control	—	—	—	—	0.9	(0.2)
Corporate and Other	0.5	—	0.5	1	—	—

	$1.0	$0.2	$1.2	22	$2.6	$(0.2)

The projected future savings from restructuring actions announced during the first quarter of 2009 are approximately $2 during 2009 and $7 between 2010 and 2013.

Payments of $0.1 were made during the first quarter of 2008 related to actions announced during the quarter.

Employee Benefit Plans

Pension and Post-Retirement Cost

Net periodic pension cost was $10.1 during the first quarter of 2009, an increase of $9.9 over the prior year primarily due to the effect of an increase in the amortization of deferred losses, and lower expected returns on plan assets, partially offset by an increase in the discount rate for our foreign plans. Based on the facts and circumstances described below, the increase in net periodic pension cost will be partially offset by recoveries of costs under our U.S. Government contracts. In 2009, we expect to incur approximately $40.6 of net periodic pension cost that will be recorded in the Consolidated Income Statement.

Net periodic postretirement cost was $12.8 in the first quarter of 2009 compared to $7.9 during the same 2008 period. This increase was primarily due to the effect of an increase in the amortization of deferred losses and lower expected returns on plan assets due to lower asset levels.

Plan Contributions

Funding requirements under IRS rules are a major consideration in making contributions to our pension plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. ITT contributed approximately $5.4 to its various plans during the first quarter of 2009. Additional contributions ranging between $38.0 and $43.0 are expected over the balance of 2009. In 2008, we contributed $24.1 to pension plans, including $7.7 million during the first quarter.

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

Cash Flow Summary

	Three Months Ended
	March 31
	2009	2008

Operating Activities	$213.1	$219.3
Investing Activities	(37.0)	(225.8)
Financing Activities	(199.6)	(1,008.4)
Foreign Exchange	(29.8)	74.0

Cash and cash equivalents declined $53.9 to $911.0 as of March 31, 2009 from December 31, 2008, primarily due to the $213.1 of cash generated from operating activities being more than offset by the use of cash of $236.6 in financing and investing activities. The $236.6 use of cash was driven by $168.8 repayment of debt combined with capital investments in the business of $47.7, while at the same time returning value to the shareholders through $31.8 of dividend payments, an increase of 25.2% from the same prior year period.

Operating Activities

Cash provided by operating activities in the first three months of 2009 declined $6.2 from the same prior year period. This modest decline is due to a $47.1 decline in income from continuing operations excluding non-cash impacts from depreciation and amortization as well as a $57.7 non-cash tax benefit attributable to the reversal of a deferred tax liability no longer required as a result of the restructuring of certain international legal entities. Also contributing to this decline was an increased use of cash related to other assets and accounts payable and accrued expenses due to timing of payments as well as increased restructuring payments of $11.3 due to the significant restructuring actions taken in the fourth quarter of 2008. These cash uses were partially mitigated by improved cash flows from accounts receivable, driven by the Motion & Flow Control and Defense Electronics & Services business segments due to lower sales volumes and improved collections, respectively.

Investing Activities

Capital expenditures:

Capital expenditures during the first three months of 2009 were $47.7, an increase of $13.8 as compared to the first three months of 2008. The increase is driven by a $9.3 increase due to an investment in IT infrastructure combined with a $6.2 increase in Motion & Flow Control business segment related to investments in manufacturing capacity in Eastern Europe.

Acquisitions:

During the first three months of 2008, we spent $195.9 primarily related to additional costs for the EDO acquisition, completed during the fourth quarter of 2007, within the Defense Electronics & Services business segment. These costs related to the repayment of debt acquired, change of control payments due to EDO employees, and payments to former EDO shareholders for remaining EDO shares.

Financing Activities

Short-term debt:

Our use of cash pertaining to net repayments of short-term debt declined $806.3 year-over-year, from $972.5 to $166.2, primarily due to the payment of debt related to the financing of the EDO acquisition.

Dividends:

In the first quarter of 2009, we made $31.8 of dividend payments to shareholders, a 25.2% increase over the same prior year period. We made $25.4 of dividend payments to shareholders in the first quarter of 2008, a 25% increase over the prior year.

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

We believe that available cash, our committed credit facility and access to the public debt markets provide adequate short-term and long-term liquidity.

Recent declines in the worldwide debt and equity markets have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations, or liquidity. We expect that cash flows from operations and our access to the commercial paper market will be sufficient to meet our short-term funding requirements. If our access to the commercial paper market is adversely affected, we believe that alternative sources of liquidity, including available cash and existing committed credit facility, would be sufficient to meet our short-term funding requirements. In addition to the amounts available under the commercial paper program and existing line of credit, we plan to file a universal shelf registration statement on Form S-3 with the SEC, pursuant to which we may issue, offer and sell securities from time to time in one or more registered offerings.

Current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$911.0	$964.9

Short-term debt and current maturities of long-term debt	1,510.9	1,679.0
Long-term debt	466.5	467.9

Total debt	1,977.4	2,146.9

Total shareholders’ equity	3,154.3	3,059.9

Total capitalization (debt plus equity)	$5,131.7	$5,206.8

Debt to total capitalization	38.5%	41.2%
Net debt (debt less cash and cash equivalents)	1,066.4	1,182.0
Net capitalization (debt plus equity less cash and cash equivalents)	4,220.7	4,241.9
Net debt to net capitalization	25.3%	27.9%

Credit Facilities and Commercial Paper Program

In November 2005, ITT entered into a five-year revolving credit agreement (the “November 2005 Credit Facility”), in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised the option to increase the principal amount under the revolving credit agreement to $1.75 billion. At March 31, 2009, we were in compliance with the financial covenants specified under this agreement.

In March 2008, ITT entered into a new 364-day revolving credit agreement (the “March 2008 Credit Facility”), providing an additional $1.0 billion principal amount of available borrowings. The March 2008 Credit Facility expired during the first quarter of 2009.

The revolving credit agreement is intended to provide additional liquidity as a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. We believe that funds available to us under the November 2005 Credit Facility are more than sufficient to cover the level of expected commercial paper borrowings in 2009, and to satisfy any remaining cash requirements.

The following table illustrates our commercial paper balance and credit facility amount in excess as of March 31, 2009.

Amount in
	Credit	Commercial	Excess of
	Facility	Paper	Commercial
	Amount	Outstanding	Paper Balance

November 2005 Credit Facility	$1,750.0	$1,492.7	$257.3

Contractual Obligations and Off-Balance Sheet Arrangements

In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We are obligated to make payments under the residual value guarantee to the extent the fair value of the aircraft is less than the residual value guarantee upon termination of the agreement. Currently, we project the fair value of the aircraft to be less than the residual value guarantee. Accordingly, we recorded a loss contingency of $5.1 during the first quarter, which represents the excess of the projected loss over a deferred gain of $5.4 recorded in connection with the sale leaseback transaction.

There have been no other significant changes to those contractual obligations and off-balance sheet arrangements disclosed in the 2008 Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting estimates during the first three months of 2009.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which became effective January 1, 2008, except as amended by FSP 157-1, 157-2 and 157-3. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. FSP 157-1 excludes SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example of how to determine the fair value of a financial asset in an inactive market. ITT adopted the provisions of SFAS 157, as amended, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of this statement did not have a material effect on ITT’s financial statements for fair value measurements made during the year ended December 31, 2008. ITT’s adoption of the provisions of the statement related to non-recurring nonfinancial assets and nonfinancial liabilities effective January 1, 2009 did not have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) effective January 1, 2008. SFAS 159, issued by the FASB in February 2007, permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings. ITT adopted this statement as of January 1, 2008, but has not elected to apply the fair value option to any eligible assets or liabilities. Thus, the adoption of this statement did not have a material effect on ITT’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). See Note 6, “Income Taxes,” in the Notes to Consolidated Financial Statements of the 2008 Annual Report on Form 10-K for further discussion. Early adoption of SFAS 141(R) is not permitted. ITT adopted this statement effective January 1, 2009. While this statement did not have a material impact on ITT’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future business combinations subject to this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires the recognition of a noncontrolling interest (minority interest) as a separate component within equity within the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income. This statement also amends certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. ITT’s adoption of this statement effective January 1, 2009 did not have a material effect on its financial statements.

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

ITT adopted this statement effective January 1, 2009. This statement will not impact ITT’s financial results as the statement is disclosure only in nature.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. ITT’s adoption of this statement effective January 1, 2009 did not have a material effect on its financial statements. For comparability purposes, prior periods have been adjusted to reflect the impact of adoption of this statement as follows:

	Three Months Ended — 2008				Full Year
	March 31	June 30	September 30	December 31	2008

Earnings Per Share — As Reported
Income from continuing operations
Basic	$0.94	$1.24	$1.13	$0.97	$4.29
Diluted	$0.93	$1.22	$1.11	$0.96	$4.23
Net income
Basic	$0.95	$1.22	$1.20	$1.03	$4.40
Diluted	$0.94	$1.20	$1.18	$1.02	$4.33
Average Common Shares
Basic	180.7	181.0	180.6	180.5	180.7
Diluted	183.4	184.3	183.8	182.4	183.4
Earnings Per Share — As Adjusted
Income from continuing operations
Basic	$0.94	$1.23	$1.12	$0.97	$4.26
Diluted	$0.93	$1.21	$1.11	$0.96	$4.21
Net income
Basic	$0.95	$1.21	$1.19	$1.02	$4.37
Diluted	$0.93	$1.19	$1.17	$1.01	$4.32
Average Common Shares
Basic	181.8	182.3	181.9	181.7	181.9
Diluted	184.0	184.9	184.4	182.9	184.0

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

Forward-Looking and Cautionary Statements

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (“the Act”). These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements.

Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include:

•	economic, political and social conditions in the countries in which we conduct our businesses;

•	changes in government defense budgets;

•	decline in consumer spending;

•	our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;

•	interest and foreign currency exchange rate fluctuations;

•	competition and industry capacity and production rates;

•	ability of third parties, including our commercial partners, financial institutions and insurers, to comply with their commitments to us;

•	availability of adequate labor, commodities, supplies and raw materials;

•	sales and revenues mix and pricing levels;

•	acquisitions or divestitures;

•	our ability to effect restructuring and cost reduction programs and realize savings from such actions;

•	government regulations and compliance therewith;

•	governmental investigations;

•	changes in technology;

•	potential future employee benefit plan contributions and other employment and pension matters;

•	contingencies related to actual or alleged environmental contamination, claims and concerns;

•	intellectual property matters;

•	personal injury claims;

•	changes in generally accepted accounting principles; and

•	other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2008 Annual Report on Form 10-K.

Item 4.
CONTROLS AND PROCEDURES

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

See Note 14 “Commitments and Contingencies,” in the Notes to unaudited interim Consolidated Condensed Financial Statements for further information.

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2008 Annual Report on Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs(2)	Plans or Programs
				(In millions)

1/1/09 — 1/31/09	—	$—	—	$569.2
2/1/09 — 2/28/09	—	$—	—	$569.2
3/1/09 — 3/31/09	—	$—	—	$569.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a three-year $1 billion share repurchase program. On December 16, 2008, we announced that the ITT Board of Directors had approved the elimination of the expiration date with respect to the repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, repay debt, complete strategic acquisitions, and repurchase common stock. As of March 31, 2009, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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
(Principal accounting officer)

April 27, 2009

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
(10.1)	*	Separation Agreement between Nicholas P. Hill and ITT Corporation dated February 20, 2009	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger (amended as of December 18, 2008).	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated December 19, 2008. (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.6)	*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.8)	*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9)	*	ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.9 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11)	*	ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004). Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.12 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA. Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB. Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.16)	*	ITT Excess Pension Plan IIA formally known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004) originally effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004).Amended and restated effective December 31, 2008.	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.18 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.21)	Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)	Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)	Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)	Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by Reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)	*	Transition Memorandum and Separation Agreement dated February 23, 2009 between Vincent A. Maffeo and ITT Corporation	Incorporated by reference to Exhibit 10.31 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.32)	*	ITT Corporation Senior Executive Severance Pay Plan. (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)	Incorporated by reference to Exhibit 10.32 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)	*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).
(10.40)	*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.41)		Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).
(10.42)		Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.43)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.44)	Reserved
(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).
(10.46)	ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement — Non-Employee Director	Incorporated by reference to Exhibit 10.46 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.47)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.47 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.48)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.49)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.49 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.50)		ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.50 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.51)		ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Incorporated by reference to Exhibit 10.51 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.52)		ITT 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.52 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.53)		ITT Corporation Non-Employee Director Deferred Restricted Stock Unit Award Subsequent Election Form	Incorporated by reference to Exhibit 10.53 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.54)		ITT Director Consent Letter — Required Modifications to Prior Annual Retainer Deferrals	Incorporated by reference to Exhibit 10.54 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.55)	*	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. As Amended and Restated as of December 31, 2008	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.56)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A)	Attached.
(10.57)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non Band A)	Attached.

Exhibit
Number	Description	Location

(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006 (CIK No. 216228, File No. 1-5672).
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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