Form 10-Q
period 2009-06-30
ITT CORP
filed 2009-08-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

As of July 24, 2009, there were outstanding 182.4 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

		Page

Part I FINANCIAL INFORMATION:
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37
Part II OTHER INFORMATION:
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
	Signature	40
	Exhibit Index	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Product sales	$2,129.3	$2,420.1	$4,095.0	$4,642.9
Service revenues	650.7	644.0	1,242.1	1,227.6

Total sales and revenues	2,780.0	3,064.1	5,337.1	5,870.5

Costs of product sales	1,438.1	1,636.9	2,808.9	3,171.2
Costs of service revenues	563.1	560.1	1,080.3	1,071.3

Total costs of sales and revenues	2,001.2	2,197.0	3,889.2	4,242.5

Gross profit	778.8	867.1	1,447.9	1,628.0
Selling, general and administrative expenses	393.9	445.8	777.9	866.4
Research and development expenses	57.3	59.2	110.2	111.8
Restructuring and asset impairment charges, net	20.4	7.3	31.1	10.9

Operating income	307.2	354.8	528.7	638.9

Interest expense	22.9	31.4	49.3	72.0
Interest income	3.8	7.9	8.1	16.3
Miscellaneous expense, net	2.5	3.7	5.4	6.7

Income from continuing operations before income tax expense	285.6	327.6	482.1	576.5
Income tax expense	83.0	103.3	93.0	181.3

Income from continuing operations	202.6	224.3	389.1	395.2
Loss from discontinued operations, including tax (benefit) expense of $(0.8), $1.0, $(2.1) and $1.2, respectively	(1.2)	(3.3)	(3.6)	(2.3)

Net income	$201.4	$221.0	$385.5	$392.9

Earnings Per Share
Income from continuing operations:
Basic	$1.11	$1.23	$2.13	$2.17
Diluted	$1.10	$1.21	$2.12	$2.14
Discontinued operations:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Diluted	$—	$(0.02)	$(0.02)	$(0.01)
Net income:
Basic	$1.10	$1.21	$2.11	$2.16
Diluted	$1.10	$1.19	$2.10	$2.13
Average common shares — basic	182.5	182.3	182.3	182.0
Average common shares — diluted	183.6	184.9	183.4	184.6
Cash dividends declared per common share	$0.2125	$0.1750	$0.4250	$0.3500

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,019.0	$964.9
Receivables, net	1,900.3	1,961.1
Inventories, net	858.0	803.8
Deferred income taxes	204.3	203.4
Other current assets	151.7	131.0

Total current assets	4,133.3	4,064.2

Plant, property and equipment, net	984.5	993.9
Deferred income taxes	590.1	608.5
Goodwill	3,847.8	3,831.3
Other intangible assets, net	574.9	616.5
Other assets	421.3	365.8

Total non-current assets	6,418.6	6,416.0

Total assets	$10,551.9	$10,480.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,316.4	$1,234.6
Accrued expenses	945.8	991.2
Accrued taxes	67.3	30.2
Short-term debt and current maturities of long-term debt	355.3	1,679.0
Pension and postretirement benefits	68.8	68.8
Deferred income taxes	27.2	26.7

Total current liabilities	2,780.8	4,030.5

Pension benefits	1,694.4	1,689.9
Postretirement benefits other than pensions	447.7	451.7
Long-term debt	1,456.4	467.9
Other liabilities	713.6	780.3

Total non-current liabilities	4,312.1	3,389.8

Total liabilities	7,092.9	7,420.3

Shareholders’ Equity
Common stock:
Authorized — 500 shares, $1 par value per share, outstanding — 182.4 shares and 181.7 shares, respectively(1)	181.1	180.6
Retained earnings	4,533.3	4,203.0
Accumulated other comprehensive (loss) income:
Pension and other benefits	(1,514.1)	(1,534.1)
Cumulative translation adjustments	258.0	209.8
Unrealized gain on investment securities	0.7	0.6

Total accumulated other comprehensive loss	(1,255.4)	(1,323.7)

Total shareholders’ equity	3,459.0	3,059.9

Total liabilities and shareholders’ equity	$10,551.9	$10,480.2

(1)	Shares outstanding include unvested restricted common stock of 1.3 and 1.1 at June 30, 2009 and December 31, 2008, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30
	2009	2008

Operating Activities
Net income	$385.5	$392.9
Less: Loss from discontinued operations	(3.6)	(2.3)

Income from continuing operations	389.1	395.2
Adjustments to income from continuing operations:
Depreciation and amortization	142.8	148.6
Stock-based compensation	15.8	15.0
Restructuring and asset impairment charges, net	31.1	10.9
Payments for restructuring	(46.0)	(28.7)
Change in receivables	67.3	(68.4)
Change in inventories	(49.5)	(15.0)
Change in accounts payable	59.9	23.6
Change in accrued expenses	(9.3)	11.2
Change in accrued and deferred taxes	(11.5)	16.5
Change in other current and non-current assets	(48.8)	(29.1)
Change in other current and non-current liabilities	(1.0)	5.4
Other, net	8.9	5.0

Net Cash — Operating Activities	548.8	490.2

Investing Activities
Capital expenditures	(87.2)	(79.4)
Acquisitions, net of cash acquired	(34.6)	(229.0)
Proceeds from sale of assets and businesses	13.9	2.3
Other, net	4.1	(0.9)

Net Cash — Investing Activities	(103.8)	(307.0)

Financing Activities
Short-term debt, net	(1,322.6)	(1,143.5)
Long-term debt repaid	(3.8)	(14.5)
Long-term debt issued	992.1	0.5
Proceeds from issuance of common stock	1.6	22.0
Dividends paid	(70.4)	(57.2)
Tax impact from stock option exercises and restricted stock lapses	(0.7)	3.5
Other, net	(0.3)	(2.7)

Net Cash — Financing Activities	(404.1)	(1,191.9)

Exchange rate effects on cash and cash equivalents	14.5	54.8
Net cash from discontinued operations	(1.3)	(8.4)

Net change in cash and cash equivalents	54.1	(962.3)
Cash and cash equivalents — beginning of period	964.9	1,840.0

Cash and cash equivalents — end of period	$1,019.0	$877.7

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$42.2	$64.3
Income taxes	$105.1	$161.3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

1)	Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT believes that the disclosures made are adequate to make the information presented not misleading. ITT consistently applied the accounting policies described in ITT’s 2008 Annual Report on Form 10-K in preparing these unaudited financial statements, with exception to accounting pronouncements adopted during 2009 as described within Note 2, Recent Accounting Pronouncements. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported, and such estimates could differ from actual results. These financial statements should be read in conjunction with the financial statements and notes thereto included in ITT’s 2008 Annual Report on Form 10-K.

ITT’s 2009 and 2008 quarterly financial periods end on the Saturday closest to the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

2)	Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative GAAP in the United States. SFAS 168 is effective for financial statements issued for interim or annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, to require an enterprise to perform ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The primary beneficiary of a variable interest entity is defined as one with the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS 167 is effective on January 1, 2010. We are currently evaluating the potential impact, if any, that the adoption of SFAS 167 will have on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,”(“FSP 132(R)-1”), which amends SFAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Plans,” to require more disclosures about employers’ plan assets of a defined benefit pension or other postretirement plan, including employers’ investing strategies, major categories of plan assets, concentrations of risk within plan assets, information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

is effective for fiscal years ending after December 15, 2009 with early application permitted. FSP 132(R)-1 will not have an impact to our financial results as the pronouncement is disclosure only in nature.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth the general standards of accounting for, and the disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. We adopted SFAS 165 in the second quarter of 2009 and evaluated subsequent events after the balance sheet date through August 3, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of FSP 157-4 during the second quarter of 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The adoption of FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 did not have an impact on our consolidated financial results as it is disclosure only in nature.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The adoption of FSP 03-6-1 on January 1, 2009 did not have a material effect on our financial statements. For

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

comparability purposes, prior period earnings per share amounts have been adjusted to reflect the impact of adoption as follows:

	Three Months Ended — 2008				Full Year
	March 31	June 30	September 30	December 31	2008

Earnings Per Share — As Reported
Basic earnings per share from continuing operations	$0.94	$1.24	$1.13	$0.97	$4.29
Basic earnings per share from net income	$0.95	$1.22	$1.20	$1.03	$4.40
Average common shares outstanding — Basic	180.7	181.0	180.6	180.5	180.7
Diluted earnings per share from continuing operations	$0.93	$1.22	$1.11	$0.96	$4.23
Diluted earnings per share from net income	$0.94	$1.20	$1.18	$1.02	$4.33
Average common shares outstanding — Diluted	183.4	184.3	183.8	182.4	183.4
Earnings Per Share — As Adjusted
Basic earnings per share from continuing operations	$0.94	$1.23	$1.12	$0.97	$4.26
Basic earnings per share from net income	$0.95	$1.21	$1.19	$1.02	$4.37
Average common shares outstanding — Basic	181.8	182.3	181.9	181.7	181.9
Diluted earnings per share from continuing operations	$0.93	$1.21	$1.11	$0.96	$4.21
Diluted earnings per share from net income	$0.93	$1.19	$1.17	$1.01	$4.32
Average common shares outstanding — Diluted	184.0	184.9	184.4	182.9	184.0

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaced SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS 141(R) changes the method of applying the acquisition method of accounting in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We adopted SFAS 141(R) on a prospective basis for all business combinations for which the acquisition date was on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amended SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). See Note 6, “Income Taxes,” in the Notes to Consolidated Financial Statements of the 2008 Annual Report on Form 10-K for further discussion. While SFAS 141(R) did not have a material impact on our financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future business combinations.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as a separate component within equity within the consolidated balance sheet. SFAS 160 also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income. SFAS 160 also amends certain of the consolidation procedures in ARB No. 51, “Consolidated Financial Statements” to make them consistent with the requirements of SFAS 141(R). Adoption of SFAS 160 on January 1, 2009 did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements and, as issued, was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We adopted SFAS 157 in the first quarter of 2008, except for items within the scope of FSP 157-2. We applied the provisions for items within the scope of FSP 157-2 in first quarter of 2009. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which clarified the application of SFAS 157 in a market that is not active and provides an example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 was adopted in the third quarter of 2008. The adoption of SFAS 157, as amended by FSP 157-2 and FSP 157-3, did not have a material effect on our financial statements.

3)	Stock-Based and Long-Term Incentive Employee Compensation

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Pre-tax compensation cost	$10.2	$24.0	$17.9	$26.8
Tax benefit	3.2	8.1	5.6	8.8

Compensation cost, net of tax	$7.0	$15.9	$12.3	$18.0

At June 30, 2009, there was $54.0 and $16.5 of total unrecognized compensation cost for the stock-based and long-term incentive plans, respectively, which are expected to be recognized ratably over a remaining weighted-average period of 2.0 years and 1.3 years. During the first six months of 2009, payments totaling $21.1 were made to settle the Long-Term Incentive Plan 2006 annual grant liability.

4)	Restructuring and Asset Impairment Charges

Second Quarter 2009 Restructuring Activities

During the second quarter of 2009, we recorded a net restructuring charge of $20.4, reflecting costs of $13.4 related to new actions and $7.5 related to prior actions, as well as the reversal of $0.5 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the second quarter of 2009 primarily represent severance costs associated with headcount reductions within the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations relating to current quarter actions total 375, including 211 factory workers, 160 office workers and four management employees. The costs recognized during the quarter for previous actions reflect additional severance and lease cancellation costs.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

	2009 Actions — Three Months Ended June 30
		Other				Prior
		Employee			Planned	Actions
		Related	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$6.9	$—	$—	$6.9	138	$4.2	$(0.1)
Motion & Flow Control	4.5	0.3	0.4	5.2	191	0.8	(0.2)
Defense Electronics & Services	0.6	—	—	0.6	39	2.5	—
Corporate and Other	0.5	0.2	—	0.7	7	—	(0.2)

	$12.5	$0.5	$0.4	$13.4	375	$7.5	$(0.5)

First Six Months 2009 Restructuring Activities

During the first six months of 2009, we recorded a net restructuring charge of $31.1, reflecting costs of $22.7 related to new actions and $9.1 related to prior years’ plans, as well as the reversal of $0.7 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first six months of 2009 primarily represent severance costs associated with reductions in headcount within the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations relating to this period total 526, including 222 factory workers, 287 office workers and 17 management employees. The costs recognized during the first half of 2009 related to prior years’ plans of $9.1 primarily reflect additional severance and lease cancellation costs.

	2009 Actions — Six Months Ended June 30
		Other					Prior
		Employee	Lease			Planned	Years’ Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Costs	Other Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$14.0	$0.2	$0.9	$0.3	$15.4	253	$3.8	$(0.3)
Motion & Flow Control	5.2	0.3	—	0.4	5.9	223	2.5	(0.2)
Defense Electronics & Services	0.6	—	—	—	0.6	39	2.8	—
Corporate and Other	0.6	0.2	—	—	0.8	11	—	(0.2)

	$20.4	$0.7	$0.9	$0.7	$22.7	526	$9.1	$(0.7)

Second Quarter 2008 Restructuring Activities

During the second quarter of 2008, we recorded a net restructuring charge of $7.3, reflecting costs of $4.1 related to new actions and $4.2 related to prior actions, as well as the reversal of $1.0 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the second quarter of 2008 represented a reduction of structural costs. Planned position eliminations totaled 49, including 13 factory workers, 32 office workers and four management employees. The costs associated with prior actions primarily reflected additional severance costs, as well as move related and lease cancellation costs.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

	2008 Actions — Three Months Ended June 30
		Lease		Planned	Prior Actions
		Cancellation &		Position	Additional	Reversal of
Components of Charge	Severance	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$2.2	$—	$2.2	27	$1.8	$(0.6)
Motion & Flow Control	0.3	—	0.3	9	2.2	(0.2)
Defense Electronics & Services	1.3	0.3	1.6	13	0.1	(0.2)
Corporate and Other	—	—	—	—	0.1	—

	$3.8	$0.3	$4.1	49	$4.2	$(1.0)

First Six Months 2008 Restructuring Activities

During the first six months of 2008, we recorded a net restructuring charge of $10.9, reflecting costs of $6.3 related to new actions and $5.8 related to prior year plans, as well as the reversal of $1.2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first six months of 2008 represented a reduction of structural costs. Planned position eliminations totaled 74, including 13 factory workers, 51 office workers and 10 management employees. The costs associated with prior years’ plans primarily reflected severance costs, as well as move related and lease cancellation costs.

	2008 Actions — Six Months Ended June 30
		Other				Prior
		Employee	Lease		Planned	Years’ Plans
		Related	Cancellation &		Position	Additional	Reversal of
Components of Charge	Severance	Costs	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$3.2	$0.2	$0.3	$3.7	50	$2.7	$(0.6)
Motion & Flow Control	0.4	—	—	0.4	10	3.0	(0.4)
Defense Electronics & Services	1.3	—	0.3	1.6	13	0.1	(0.2)
Corporate and Other	0.5	—	0.1	0.6	1	—	—

	$5.4	$0.2	$0.7	$6.3	74	$5.8	$(1.2)

The restructuring accrual balance as of June 30, 2009 of $42.2, presented on our Consolidated Condensed Balance Sheet within current accrued liabilities, includes $36.3 for accrued severance and $5.9 for accrued facility carrying costs and other. The following table displays a rollforward of the restructuring accruals for the six months ended June 30, 2009.

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2008	$25.9	$10.5	$20.3	$1.7	$58.4
Additional charges for prior years’ plans	3.8	2.8	2.5	—	9.1
Reversals of prior year charges	(0.3)	—	(0.2)	(0.2)	(0.7)
Cash payments and other related to prior years’ plans	(20.9)	(6.5)	(11.9)	(0.8)	(40.1)
Charges for 2009 actions	15.4	0.6	5.9	0.8	22.7
Cash payments and other related to 2009 actions	(3.7)	(1.0)	(1.6)	(0.2)	(6.5)
Asset write-offs	(0.3)	—	(0.4)	—	(0.7)

Balance June 30, 2009	$19.9	$6.4	$14.6	$1.3	$42.2

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

The following table displays a rollforward of employee positions eliminated associated with restructuring activities through June 30, 2009.

Planned reductions as of December 31, 2008	510
Planned reductions from 2009 actions	526
Actual reductions, January 1 — June 30, 2009	(768)

Planned reductions as of June 30, 2009	268

As of June 30, 2009, all announced planned facility closures have been completed.

5)	Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	Pension				Other Benefits
			Six Months				Six Months
	Three Months Ended		Ended		Three Months Ended		Ended
	June 30		June 30		June 30		June 30
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$25.6	$24.2	$51.2	$48.4	$2.0	$2.1	$4.0	$4.2
Interest cost	81.6	81.6	163.2	163.3	10.6	10.7	21.2	21.4
Expected return on plan assets	(108.4)	(110.4)	(216.8)	(220.7)	(4.5)	(6.9)	(9.0)	(13.8)
Amortization of prior service cost	0.9	0.8	1.8	1.6	0.9	0.9	1.8	1.8
Amortization of actuarial loss	10.4	3.7	20.8	7.5	3.8	1.2	7.6	2.3

Total net periodic benefit cost	$10.1	$(0.1)	$20.2	$0.1	$12.8	$8.0	$25.6	$15.9

ITT contributed approximately $5.2 and $10.6 to its various plans during the second quarter and first six months of 2009, respectively. Additional contributions ranging between $38.0 and $43.0 are expected over the balance of 2009. See Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2008 Annual Report on Form 10-K for additional details.

6)	Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$201.4	$221.0	$385.5	$392.9
Other comprehensive income (loss):
Foreign currency translation adjustments	119.7	(6.5)	48.2	93.2
Changes in pension and other benefit plans	10.1	4.1	20.0	8.3
Unrealized gain on investment securities	0.1	—	0.1	—

Other comprehensive income (loss)	129.9	(2.4)	68.3	101.5

Comprehensive income	$331.3	$218.6	$453.8	$494.4

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

7)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Income from continuing operations	$202.6	$224.3	$389.1	$395.2

Average common shares outstanding	182.5	182.3	182.3	182.0
Add: Impact of stock options and restricted stock	1.1	2.6	1.1	2.6

Average common shares outstanding on a diluted basis	183.6	184.9	183.4	184.6

Basic earnings per share	$1.11	$1.23	$2.13	$2.17

Diluted earnings per share	$1.10	$1.21	$2.12	$2.14

Anti-dilutive stock options	4.6	1.1	4.4	0.9
Average exercise price of anti-dilutive stock options	$47.25	$55.22	$47.90	$55.69

Prior year earnings per share amounts have been adjusted for the adoption of FSP 03-6-1. See Note 2 for further details on the impact of adoption.

8)	Receivables, Net

	June 30,	December 31,
	2009	2008

Trade	$1,864.6	$1,909.4
Other	81.0	92.9
Less: allowance for doubtful accounts and cash discounts	(45.3)	(41.2)

	$1,900.3	$1,961.1

9)	Inventories, Net

	June 30,	December 31,
	2009	2008

Finished goods	$188.6	$196.2
Work in process	369.9	323.0
Raw materials, parts and other	368.4	365.5
Less: progress payments	(68.9)	(80.9)

	$858.0	$803.8

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

10)	Plant, Property and Equipment, Net

	June 30,	December 31,
	2009	2008

Land and improvements	$57.2	$59.0
Buildings and improvements	607.6	575.9
Machinery and equipment	1,654.0	1,620.2
Furniture, fixtures and office equipment	231.7	230.9
Construction work in progress	106.5	132.4
Other	78.8	82.3

	2,735.8	2,700.7
Less: accumulated depreciation and amortization	(1,751.3)	(1,706.8)

	$984.5	$993.9

11)	Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 by business segment are as follows:

	Defense		Motion
	Electronics &	Fluid	& Flow	Corporate
	Services	Technology	Control	and Other	Total

Balance as of January 1, 2009	$2,210.6	$1,122.3	$493.4	$5.0	$3,831.3
Goodwill acquired during the period	—	15.5	—	—	15.5
Adjustments to purchase price allocations	—	(0.8)	—	—	(0.8)
Other — net, including foreign currency translation	(2.2)	12.8	(8.8)	—	1.8

Balance as of June 30, 2009	$2,208.4	$1,149.8	$484.6	$5.0	$3,847.8

Information regarding other intangible assets is as follows:

	June 30, 2009			December 31, 2008
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangibles:
Customer relationships	$642.4	$(194.1)	$448.3	$643.7	$(149.9)	$493.8
Proprietary technology	67.7	(17.8)	49.9	68.4	(20.2)	48.2
Trademarks	33.2	(6.0)	27.2	32.1	(4.9)	27.2
Patents and other	58.4	(27.2)	31.2	54.7	(25.7)	29.0
Indefinite-lived intangibles:
Brands and trademarks	18.3	—	18.3	18.3	—	18.3

	$820.0	$(245.1)	$574.9	$817.2	$(200.7)	$616.5

Amortization expense related to intangible assets for the six month periods ending June 30, 2009 and 2008 was $50.9 and $56.0, respectively. Estimated amortization expense for intangible assets is $78.1, $68.6, $59.1, $43.1 and $38.3 for each year from 2010 to 2014, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

12)	Other Assets

	June 30,	December 31,
	2009	2008

Insurance receivables	$208.4	$198.3
Other employee benefit-related assets	70.5	61.2
Other long-term third party receivables-net	46.3	46.7
Capitalized software costs	40.8	26.4
Other	55.3	33.2

	$421.3	$365.8

13)	Debt

	June 30,	December 31,
	2009	2008

Commercial paper	$338.6	$1,618.7
Short-term loans	6.3	47.0
Current maturities of long-term debt and other	10.4	13.3

Short-term debt and current maturities of long-term debt	355.3	1,679.0

Long-term debt, including noncurrent capital leases	1,404.0	413.2
Deferred gain on interest rate swaps	52.4	54.7

Long-term debt	1,456.4	467.9

Total debt	$1,811.7	$2,146.9

In May 2009, the Company issued $500.0 of 4.9% Senior Notes due May 1, 2014 and $500.0 of 6.125% Senior Notes due May 1, 2019 (collectively, the “Notes”). The issuance resulted in gross proceeds of $998.3, offset by $6.2 in debt issuance costs. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption. If the Company experiences a change of control, the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued interest. The Notes are senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness.

The fair value of long-term debt excluding the deferred gain on interest rate swaps was $1,417.3 and $450.4 as of June 30, 2009 and December 31, 2008, respectively. The market approach was utilized in determining the fair value of our long-term debt, specifically quoted prices in active markets (“Level 1” inputs) and other than quoted prices that are observable (“Level 2” inputs) under the SFAS 157 fair value hierarchy.

14)	Other Liabilities

	June 30,	December 31,
	2009	2008

Product liability, guarantees and other legal matters	$280.2	$275.1
Deferred income taxes and other tax-related accruals	113.7	182.9
Compensation and other employee-related benefits	119.8	133.8
Environmental	126.2	119.5
Other	73.7	69.0

	$713.6	$780.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

15)	Uncertain Tax Positions

In accordance with the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of June 30, 2009 and December 31, 2008, we had $143.8 and $144.9, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $75.8 and $76.9, as of June 30, 2009 and December 31, 2008, respectively. We do not believe that the total amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Condensed Income Statement. We have accrued $22.1 and $28.1 for payment of interest and penalties as of June 30, 2009 and December 31, 2008, respectively.

16)	Commitments and Contingencies

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

The following table illustrates the activity related to ITT’s accrued liabilities for these environmental matters.

2009

Beginning balance January 1	$135.0
Change in estimates for pre-existing accruals, foreign exchange and other	10.1
Payments	(8.1)

Ending balance June 30	$137.0

The following table illustrates the low- and high-end range of estimated liability, and number of active sites for these environmental matters as of June 30, 2009.

June 30,
2009

Low-end range	$109.5
High-end range	$246.7
Number of active environmental investigation and remediation sites	98

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

As of June 30, 2009, there were 102,227 open claims against ITT. Frequently, the plaintiffs are unable to demonstrate any injury or do not identify any ITT or Goulds product as a source of asbestos exposure. During the first six months of 2009, we resolved 2,970 claims. Most of these claims were dismissed, with settlement on a modest percentage of claims. The average amount of settlement per claim has been nominal. Additionally, a large majority of all defense and settlement costs have been covered by insurance. Within the past several years, we have

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

negotiated coverage-in-place agreements with our more significant insurance carriers. We are continuing to seek payment for our net exposure to these costs from our other insurers.

Our estimated accrued costs, net of expected insurance recoveries, for the resolution of all pending claims, were $29.4 and $27.6 as of June 30, 2009 and December 31, 2008, respectively.

The table below provides additional information regarding asbestos-related claims filed against ITT.

2009

Open claims — January 1	103,006
New claims filed	2,191
Claims closed	(2,970)

Open claims — June 30	102,227

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

We provide an indemnity to U.S. Silica Company for silica personal injury suits filed prior to September 12, 2005 against our former subsidiary Pennsylvania Glass Sand (“PGS”). ITT sold the stock of PGS to U.S. Silica Company in 1985. Over the past several years, the majority of the silica cases involving PGS have been dismissed without payment. Currently there are less than 4,000 cases pending against PGS. The Company expects that the majority of the remaining cases will also be dismissed. Our indemnity had been paid in part by our historic product liability carrier, however, in September 2005, the carrier communicated to us that it would no longer provide insurance for these claims. On October 4, 2005, we filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, in the Superior Court for Los Angeles, CA, seeking defense costs and indemnity from the insurance carrier for Pennsylvania Glass Sand product liabilities. In April 2007, the Court granted our motion for summary judgment on the carrier’s duty to defend the silica cases; however, that decision was overturned on appeal. The matter was returned to the Superior Court in part for determination of several factual issues. We will continue to seek past and future defense costs for these cases from this carrier. We believe that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. All silica-related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. Further information on the Distribution Agreement is provided within the “Business — Company History and Certain Relationships” section of our 2008 Annual Report of Form 10-K.

On October 25, 2006, Fencourt Reinsurance Company (“Fencourt”), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company, in the U.S. District Court for the Eastern District of Pennsylvania, Fencourt Reinsurance Co., Ltd. v. ITT Industries, Inc. (C.A. No. 06-4786 U.S. D.Ct E.D.PA). Century Indemnity Company was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of the predecessor ITT Corporation and provided reinsurance to Century for certain ITT self-insured

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding pending before the American Arbitration Association in New Jersey. On January 20, 2009, the arbitrator issued a favorable decision that ITT is not liable for the losses incurred by Fencourt. The parties have asked the arbitrator to resolve several other issues related to the interpretation of the Distribution Agreement. Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We are obligated to make payments under the residual value guarantee to the extent the fair value of the aircraft is less than the residual value guarantee upon termination of the agreement. Currently, we project the fair value of the aircraft to be less than the residual value guarantee. Accordingly, we recorded a loss contingency of $5.1 during the first quarter of 2009, which represents the excess of the projected loss over a deferred gain of $5.4 recorded in connection with the sale leaseback transaction.

ITT has a number of individually immaterial guarantees outstanding at June 30, 2009, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Product Warranties

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. Changes in the product warranty accrual for the six months ended June 30, 2009 were as follows:

2009

Beginning balance January 1	$57.4
Accruals for product warranties issued in the period	13.7
Changes in pre-existing warranties(1)	(1.5)
Payments	(13.3)

Ending balance June 30	$56.3

(1)	Includes changes in estimates and foreign currency translation adjustments

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

18)	Business Segment Information

	Three Months Ended June 30, 2009
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$997.8	$826.7	$306.2	$—	$(1.4)	$2,129.3
Service revenues	606.3	42.4	2.0	—	—	650.7

Total sales and revenues	$1,604.1	$869.1	$308.2	$—	$(1.4)	$2,780.0

Operating income (loss)	$201.3	$111.6	$33.2	$(38.9)	$—	$307.2
Operating margin	12.5%	12.8%	10.8%	—	—	11.1%
Total assets	$4,372.5	$2,942.4	$1,343.7	$1,893.3	$—	$10,551.9

	Three Months Ended June 30, 2008
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$991.8	$989.4	$442.1	$—	$(3.2)	$2,420.1
Service revenues	607.4	36.2	0.4	—	—	644.0

Total sales and revenues	$1,599.2	$1,025.6	$442.5	$—	$(3.2)	$3,064.1

Operating income (loss)	$199.0	$138.8	$71.3	$(54.3)	$—	$354.8
Operating margin	12.4%	13.5%	16.1%	—	—	11.6%
Total assets(1)	$4,464.5	$2,878.3	$1,357.8	$1,779.6	$—	$10,480.2

	Six Months Ended June 30, 2009
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$1,946.4	$1,541.5	$610.1	$—	$(3.0)	$4,095.0
Service revenues	1,166.2	71.9	4.0	—	—	1,242.1

Total sales and revenues	$3,112.6	$1,613.4	$614.1	$—	$(3.0)	$5,337.1

Operating income (loss)	$365.6	$180.4	$61.1	$(78.4)	$—	$528.7
Operating margin	11.7%	11.2%	9.9%	—	—	9.9%
Total assets	$4,372.5	$2,942.4	$1,343.7	$1,893.3	$—	$10,551.9

	Six Months Ended June 30, 2008
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$1,953.9	$1,833.0	$862.3	$—	$(6.3)	$4,642.9
Service revenues	1,152.9	74.0	0.7	—	—	1,227.6

Total sales and revenues	$3,106.8	$1,907.0	$863.0	$—	$(6.3)	$5,870.5

Operating income (loss)	$351.7	$240.8	$139.4	$(93.0)	$—	$638.9
Operating margin	11.3%	12.6%	16.2%	—	—	10.9%
Total assets(1)	$4,464.5	$2,878.3	$1,357.8	$1,779.6	$—	$10,480.2

(1)	As of December 31, 2008

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

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance metrics including sales and revenues, segment operating income and margins, earnings per share, return on invested capital, orders growth, and backlog, among others.

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

Executive Summary

ITT reported sales and revenues of $2.8 billion during the second quarter of 2009, a decrease of 9.3% from the $3.1 billion reported during the second quarter of 2008, reflecting challenging market conditions for our Fluid Technology and Motion and Flow Control business segments. Over the same period, income from continuing operations decreased 9.7% to $202.6, or $1.10 per diluted share. This decrease reflects the impact of lower sales volumes, unfavorable foreign currency and higher restructuring and employee benefit plan costs, partially offset by productivity improvements resulting in lower cost of sales and selling, general and administrative (“SG&A”) expenses. The following are financial highlights for the quarter ended June 30, 2009.

•	The second quarter of 2009 saw strong performance and strategic wins for our Defense Electronics & Services business segment, including record operating income of $201.3, and total sales and revenues of $1.6 billion that were relatively even with the second quarter 2008 results.

•	The Defense Electronics & Services business segment generated year-over-year order growth of 28.4%, with backlog remaining above $5.2 billion for the third consecutive quarter.

•	Sales and revenues within our Fluid Technology and Motion & Flow Control business segments declined 15.3% and 30.4%, respectively, as compared to the second quarter of 2008, due to overall declines in demand and unfavorable foreign currency fluctuations. Operating income for the quarter declined 19.6% and 53.4% for these segments year-over-year.

•	During the second quarter of 2009, SG&A expenses decreased $51.9 or 11.6% from the prior year, reflecting productivity gains from various cost saving initiatives, equating to a 30 basis point improvement as a percentage of sales. In addition, we incurred $20.4 of restructuring expense during the second quarter of 2009, a $13.1 increase from the prior year.

•	We generated free cash flow of $296.2 and $461.6 during the second quarter and first half of 2009, respectively, representing increases of $70.8 and $50.8 from the same prior year periods.

Additional highlights of the second quarter 2009 include the following:

•	In May 2009, we issued $1 billion in senior unsecured notes, providing additional liquidity. In addition, we reduced our outstanding commercial paper by $1.3 billion and decreased our net debt to net capital ratio by 930 basis points from year end 2008.

•	In June 2009, we completed the acquisition of Laing GmbH (“Laing”), broadening our portfolio of energy-efficient plumbing and HVAC pumps. Laing is reported within our Fluid Technology business segment.

Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

2009 Outlook

The current global economic environment continued to present difficult market conditions during the second quarter and first half of 2009, particularly within our Fluid Technology and Motion and Flow Control business segments. We have responded to these uncertain times through various restructuring and other cost saving initiatives that have generated productivity improvements and helped to deliver solid performance. We expect to incur restructuring costs of approximately $35.0 to $40.0 during the remainder of 2009, in addition to the $31.1 incurred during the first half. Going forward in this environment, our continued strategy is to focus on the current needs of our customers, deploy our capital in a disciplined manner, focus on cost controls, and execute on our operational initiatives.

Factors impacting our 2009 performance, compared to 2008, include order and revenue declines in our Fluid Technology and Motion & Flow Control business segments, unfavorable foreign currency fluctuations, higher pension and other employee benefit-related costs, and benefits from productivity and other cost saving initiatives.

Known Trends and Uncertainties

The following list represents a summary of trends and uncertainties, which could have a significant impact on our results of operations, financial position and/or cash flows from operating, investing and financing activities.

•	It is difficult to determine the breadth and duration of the current economic and financial market decline and the many ways in which it may affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

•	With the deterioration of the real estate market during 2008, particularly within the United States and Europe, we have experienced declines in demand in portions of our Fluid Technology business segment which sell products with residential and commercial market applications. This trend could continue to adversely affect our business in future periods.

•	Declining economic conditions could cause certain municipalities to cancel projects or delay their related funding. While we experienced stable municipal market conditions during the first half of 2009, our Fluid Technology business could be adversely affected in future periods.

•	A portion of our Fluid Technology business segment provides products to end-markets such as oil and gas, power, chemical and mining. Economic conditions negatively impacted this portion of our business during the first half of 2009. We expect that as a result of current economic conditions and the impact on these markets, we may see some level of order delays and/or cancellations during the remainder of 2009.

•	The International Air Transport Association recently reported expected 2009 cargo traffic declines of 17% and passenger traffic declines of 8% with little growth expected in 2010. Commercial airline carriers are addressing the decline, and have announced capacity cuts. These activities are expected to negatively impact both commercial transport build rates and the commercial aerospace aftermarket industry. Declines in the aerospace industry have already negatively impacted a portion of our Motion & Flow Control business segment, particularly within the commercial aerospace market.

•	A connectors industry report, released in early 2009, forecasted a 2009 decline in sales of connectors of approximately 15%. A portion of our Motion & Flow Control business segment is sensitive to trends within the connector industry. Our results through June 30, 2009 reflect continued decline within the defense, aerospace, industrial and transportation connector end-markets. We expect year-over-year declines to extend throughout 2009.

•	The global automotive and marine markets declined significantly in 2008, with significant contraction in OEM production over the same period. Portions of our Motion & Flow Control business segment were negatively impacted by the continued decline in these markets during both the first and second quarters of 2009. We expect that our business will be negatively impacted during 2009 if economic and market conditions continue to decline or do not return to prior year levels.

•	While the U.S. Defense Budget proposal issued by Secretary of Defense Robert M. Gates is generally in line with the programs supported by the Defense Electronics & Services business segment, the final impact on U.S. Defense programs will be determined by ongoing evaluations conducted during 2009. Changes in the portion of the U.S. Defense budget devoted to these programs could adversely impact our business. In addition, we have anticipated that our overall performance will benefit from certain international markets. Variability of timing and size of key orders could negatively impact our future results.

•	We expect to incur approximately $40.6 of net periodic pension cost in 2009. Changes to our overall pension and other employee-related benefit plans, including material declines in the fair value of our pension plan assets among others, could adversely affect our results of operations beyond 2009, as well as require us to make significant funding contributions.

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

Defense Electronics & Services

Our Defense Electronics & Services business segment is designed to serve future needs around safety, security, intelligence and communication. Management believes that the Defense Electronics & Services business segment is well positioned with products and services that support our customers’ needs. In addition, we expect new product development to continue contributing to future growth.

Defense Electronics & Services consists of two major areas (i) Systems and Services and (ii) Defense Electronics. Systems and Services consists of our Systems and Advanced Engineering & Sciences businesses. Defense Electronics consists of our Electronic Systems, Communications Systems, Space Systems, Night Vision,

and Intelligence & Information Warfare businesses. The following information summarizes the goods and services provided by each business to their respective end-markets.

•	Systems — Systems integration, communications engineering and technical support solutions

•	Advanced Engineering & Services — Data analysis and research on homeland defense, telecommunications systems and information technology

•	Electronic Systems — Force protection, integrated electronic warfare systems, reconnaissance and surveillance, radar and undersea systems, aircraft armament suspension-and-release systems and advanced composite structures

•	Communications Systems — Voice and data systems, and battlefield communication technology

•	Space Systems — Satellite imaging systems, meteorological and navigation payloads, related information solutions and systems

•	Night Vision — Image intensifier technology, military and commercial night vision equipment

•	Intelligence & Information Warfare — Intelligence systems and analysis, information warfare solutions and data acquisition and storage

Factors that could impact Defense Electronics & Services’ financial results include the level of defense funding by domestic and foreign governments, our ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include new or improved product offerings, new contract wins and successful program execution.

Fluid Technology

Our Fluid Technology business segment provides critical products and services in markets that are driven by population growth, increasing environmental regulation, global security and global infrastructure trends. Fluid Technology products include water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with residential, commercial, and industrial applications. The segment is comprised of three businesses; Water & Wastewater, Residential & Commercial Water, and Industrial Process. The following information summarizes the goods and services provided by each business to their respective end-markets.

•	Water & Wastewater — Submersible pump systems for water and wastewater control, and biological filtration and disinfection treatment systems for municipal, industrial and commercial applications

•	Residential & Commercial Water — Pumps, systems and accessories for water wells, pressure boosters, agricultural and irrigation applications, heating, ventilation and air conditioning systems, boiler controls, flood control and fire protection pumps, residential, commercial, light industrial, and agriculture and turf irrigation applications

•	Industrial Process — Pumps and valves for industrial, mining, pulp and paper, chemical and petroleum processing, and high-purity systems for biopharmaceutical applications

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

Motion & Flow Control

Our Motion & Flow Control business segment is comprised of a group of businesses providing products and services for the areas of defense, aerospace, industrial, transportation, computer, telecom and marine and leisure. These businesses primarily serve the high-end of their markets, with highly engineered products, high brand recognition and a focus on new product development and operational excellence. Revenue opportunities are balanced between OEM and after-market customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing. The following information summarizes the goods and services provided within each of the segments’ businesses.

•	Motion Technologies — Friction pads and back plates serving global automotive and railway customers; KONI® shocks, premier adjustable shocks with car, bus, truck, trailer, and rail applications

•	Interconnect Solutions — Connectors, interconnects, cable assemblies, multi-function grips, input/output card kits and smart card systems serving the defense, aerospace, industrial, transportation, computer, and telecom markets

•	Flow Control — Pumps and related products for the marine and leisure market; pumps and components for beverage applications; pumps for other specialty industrial fluid dispensing applications; valve actuation control systems for harsh environments, including oil and gas pipelines, as well as solenoid valves

•	Control Technologies — Valves, actuators, pumps, switches for the commercial, military, and general aviation markets; regulators, switches and diaphragm seals for natural gas vehicles, oil and gas, fluid power, power generation, and chemical markets; electro-mechanical actuators, servo motors, computer numerical control systems, motion controller and other components with medical imaging, semi-conductor, machine tool, industrial automation, metal fabrication and aircraft seating applications; a wide range of standard and custom energy absorption and vibration isolation solutions including shock absorbers, buffers, rate controls, dampers, vibration isolators and other related products serving the industrial, oil and gas, rail, aviation and defense markets

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

Consolidated Financial Results

	Three Months Ended June 30			Six Months Ended June 30
			Increase (Decrease)			Increase (Decrease)
	2009	2008	%/Point Change	2009	2008	%/Point Change

Sales and revenues	$2,780.0	$3,064.1	(9.3)%	$5,337.1	$5,870.5	(9.1)%
Gross profit	778.8	867.1	(10.2)%	1,447.9	1,628.0	(11.1)%
Selling, general and administrative expenses	393.9	445.8	(11.6)%	777.9	866.4	(10.2)%
Research & development expenses	57.3	59.2	(3.2)%	110.2	111.8	(1.4)%
Restructuring and asset impairment charges, net	20.4	7.3	179.5%	31.1	10.9	185.3%
Operating income	307.2	354.8	(13.4)%	528.7	638.9	(17.2)%
Interest expense	22.9	31.4	(27.1)%	49.3	72.0	(31.5)%
Interest income	3.8	7.9	(51.9)%	8.1	16.3	(50.3)%
Income tax expense	83.0	103.3	(19.7)%	93.0	181.3	(48.7)%
Income from continuing operations	202.6	224.3	(9.7)%	389.1	395.2	(1.5)%

Gross margin	28.0%	28.3%	(0.3)	27.1%	27.7%	(0.6)
Selling, general and administrative expenses as a % of sales	14.2%	14.5%	(0.3)	14.6%	14.8%	(0.2)
Research & development expenses as a % of sales	2.1%	1.9%	0.2	2.1%	1.9%	0.2
Operating margin	11.1%	11.6%	(0.5)	9.9%	10.9%	(1.0)
Effective tax rate	29.1%	31.5%	(2.4)	19.3%	31.4%	(12.1)

Sales and Revenues

Sales and revenues for the quarter and six months ended June 30, 2009 were $2,780.0 and $5,337.1, respectively, representing decreases of 9.3% and 9.1%, respectively, as compared to the same prior year periods. Volume declines, primarily driven by global economic conditions, and unfavorable foreign currency fluctuations continued to negatively impact our Fluid Technology and Motion & Flow Control business segments. Sales and revenues for the Defense Electronics & Services business segment were relatively flat compared to the same prior year period.

The following table illustrates the impact of organic growth, acquisitions and divestitures completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

	Three	Six
	Months	Months
	2009/2008	2009/2008
	% Change	% Change

Organic growth	(4.9)%	(4.7)%
Acquisitions and divestitures	(0.3)%	(0.2)%
Foreign currency translation	(4.1)%	(4.2)%

Sales and revenues	(9.3)%	(9.1)%

During the second quarter of 2009, we received orders of $2,674.0, a decrease of $151.4 or 5.4% as compared to the same prior year period. On a constant currency basis, orders declined by 0.5% or $15.0. This decrease was attributable to organic order declines at both the Fluid Technology and Motion & Flow Control business segments, offset by increased organic orders within our Defense Electronics & Services business segment. During the first six months of 2009, we received orders of $5,246.9, a decrease of $260.8 or 4.7% as compared to the same prior year period. On a constant currency basis, orders from the Defense Electronics & Services business segment increased by approximately 21.2%, offset by declines within the Fluid Technology and Motion & Flow Control business segments, resulting in a flat year-to-date comparison of consolidated orders.

Gross Profit

Gross profit for the quarter and six months ended June 30, 2009 was $778.8 and $1,447.9, respectively, representing decreases of 10.2% and 11.1%, as compared to the same prior year periods. These decreases are attributable to the decline in sales and revenues and unfavorable foreign currency fluctuations, partially offset by benefits from productivity gains, including efforts to improve supply chain productivity and control material costs. Gross margin decreased 30 basis points to 28.0% during the quarter and 60 basis points to 27.1% during the first six months of 2009 due to the same factors mentioned above.

Selling, General and Administrative Expenses

SG&A expenses decreased 11.6% to $393.9 and 10.2% to $777.9 for the quarter and six months ended June 30, 2009, respectively. The year-over-year decreases for both periods were primarily attributable to cost saving initiatives in response to declining global economic conditions and a benefit from foreign currency exchange translation, partially offset by higher pension and other postretirement plan costs. SG&A as a percentage of sales decreased 30 basis points and 20 basis points from the prior year, for the quarter and six months periods ending June 30, 2009, respectively, to 14.2% and 14.6%.

Research and Development Expenses

Research and development expenses (“R&D”) decreased $1.9 to $57.3 for the quarter ended June 30, 2009 and decreased $1.6 to $110.2 for the first six months of 2009. R&D as a percentage of sales increased 20 basis points to 2.1%, for both the quarter and year-to-date periods, as we continued our efforts within each of our business segments to support product development.

Restructuring and Asset Impairment Charges, Net

During the second quarter and first six months of 2009, we recorded $20.4 and $31.1, respectively, of restructuring and asset impairment charges, representing increases of $13.1 and $20.2 from the same prior year periods. These charges primarily relate to headcount reductions. See the section entitled “Restructuring and Asset Impairment Charges” and Note 4, “Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating Income

Operating income of $307.2 for the second quarter of 2009 and $528.7 for the first six months of 2009, reflect decreases of 13.4% and 17.2% as compared to the same prior year periods. These decreases are primarily due to the impact of lower sales volumes, higher employee benefit plan costs, unfavorable foreign currency fluctuations and increased restructuring costs, partially offset by benefits from productivity and other cost saving initiatives. Segment operating income decreased 15.4% and 17.1% for the second quarter and first six months of 2009, respectively, driven by volume declines within our Fluid Technology and Motion and Flow Control business segments, partially offset by operating income growth from our Defense Electronics & Services business segment.

Operating margin decreased 50 basis points to 11.1% and 100 basis points to 9.9% for the quarter and six months ended June 30, 2009, respectively, from the same prior year periods, primarily due to the items mentioned above.

Interest Expense and Interest Income

Interest expense during the quarter and six months ended June 30, 2009 decreased 27.1% to $22.9 and 31.5% to $49.3, respectively, from the same prior year periods. The decreases are attributable to interest rate declines on our commercial paper and variable rate debt as well as a lower year-over-year levels of outstanding commercial paper, partially offset by interest expense incurred related to the $1 billion debt issuance in May 2009.

We recorded interest income of $3.8 and $8.1 for the quarter and six months ended June 30, 2009, respectively, representing decreases of 51.9% and 50.3% due to a lower average cash and cash equivalents balance during the 2009 periods as compared to the prior year.

Income Tax Expense

Income tax expense was $83.0 and $93.0, resulting in an effective tax rate of 29.1% and 19.3% for the quarter and six months ended June 30, 2009, respectively, compared to $103.3 or 31.5% and $181.3 or 31.4% for the same prior year periods. The decrease in year-to-date expense and rate are primarily attributable to the completion of a restructuring of certain international legal entities, which resulted in a reduction of the income tax provision in the amount of $57.7 million. This reduction was based on our determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be permanently reinvested and the associated deferred tax liability would no longer be required. In addition, income tax expense is lower for the quarter and six months ended June 30, 2009 as a result of the reduced level of income driven by declines in sales and revenues.

Segment Review

	Sales & Revenues		Operating Income		Operating Margin
Three Months Ended June 30	2009	2008	2009	2008	2009	2008

Defense Electronics & Services	$1,604.1	$1,599.2	$201.3	$199.0	12.5%	12.4%
Fluid Technology	869.1	1,025.6	111.6	138.8	12.8%	13.5%
Motion & Flow Control	308.2	442.5	33.2	71.3	10.8%	16.1%
Eliminations	(1.4)	(3.2)	(38.9)	(54.3)	—	—

Total	$2,780.0	$3,064.1	$307.2	$354.8	11.1%	11.6%

	Sales & Revenues		Operating Income		Operating Margin
Six Months Ended June 30	2009	2008	2009	2008	2009	2008

Defense Electronics & Services	$3,112.6	$3,106.8	$365.6	$351.7	11.7%	11.3%
Fluid Technology	1,613.4	1.907.0	180.4	240.8	11.2%	12.6%
Motion & Flow Control	614.1	863.0	61.1	139.4	9.9%	16.2%
Eliminations	(3.0)	(6.3)	(78.4)	(93.0)	—	—

Total	$5,337.1	$5,870.5	$528.7	$638.9	9.9%	10.9%

Defense Electronics & Services

Sales and revenues of $1,604.1 and $3,112.6 for the quarter and six months ended June 30, 2009, respectively, were relatively flat compared to the same prior year periods. The second quarter of 2009 saw increases within the Communications Systems Division due to increased revenue from additional shipments of international SINCGARS, partially offset by lower domestic SINCGARS and communications and networking system deliveries as well as a decline within the Electronic Systems Division due to a decrease in CREW 2.1 Counter-IED shipments. Sales and revenues for the six months ended June 30, 2009 were positively impacted by our Space Systems Division, notably our GPS Navigation project as well as other classified programs, and various product lines within our Advanced Engineering & Sciences Division, partially offset by revenue declines within our Communication Systems Division due to timing of programs, including large one-time shipments during the first quarter of 2008.

Operating income reached a record high of $201.3 for the second quarter of 2009, an increase of $2.3 or 1.2% over the second quarter of 2008. Operating income was $365.6 for the first half of 2009, an increase of $13.9 or 4.0% over the first half of 2008. Operating margin increased 10 basis points to 12.5% and 40 basis points to 11.7% for the quarter and six months ending June 30, 2009, respectively. The year-over-year growth for both the quarter and six month periods was primarily attributable to benefits from productivity and other cost saving initiatives resulting in reduced cost of sales and SG&A expenses, partially offset by higher employee benefit plan costs.

We received orders of $1,567.7 and $3,057.5 during the second quarter and first six months of 2009, respectively, increases of $346.9 or 28.4% and $539.7 or 21.4% over the same prior year periods. The favorable second quarter orders are primarily driven by increases within our Communications Systems Division, mainly related to a $363.0 domestic SINCGARS order for 58,000 radios, including the enhanced SINCGARS G radio. In addition, the second quarter of 2009 was positively impacted by a $138.0 Intelligence & Information Warfare equipment order, partially offset by a decline within our Advanced Engineering & Sciences Division. The order improvement over the first half of 2009 was primarily driven by a $317.0 award to produce additional CREW 2.1 Counter-IED Jammers, and a $121.0 U.S. Night Vision order, in addition to the noted second quarter 2009 orders, among others. The level of order activity related to programs within the Defense Electronics & Services business segment can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

Sales and revenues for the quarter and six months ended June 30, 2009 were $869.1 and $1,613.4, respectively, representing decreases of $156.5 or 15.3% and $293.6 or 15.4%, respectively, from the same prior year periods. The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on sales and revenues during the periods.

	Three	Six
	Months	Months
	2009/2008	2009/2008
	% Change	% Change

Organic growth	(7.0)%	(6.5)%
Acquisitions	0.2%	0.1%
Foreign currency translation	(8.5)%	(9.0)%

Sales and revenues	(15.3)%	(15.4)%

During the second quarter and first six months of 2009, the Fluid Technology business segment recognized sales and revenues on a constant currency basis of $955.9 and $1,785.2, respectively, representing decreases of $69.7 or 6.8% and $121.8 or 6.4%, respectively, as compared to the same prior year periods. The continued global economic condition impacted the majority of Fluid Technology markets and is the primary reason for the organic revenue declines on a year-over-year basis. Further details are as follows:

Water & Wastewater	Organic revenue decreased $19.2 or 3.9% and $31.4 and 3.5% for the quarter and six months ended June 30, 2009. Organic revenue declines for both the quarter and six month periods were due to weakness across most markets and regions, with the primary declines occurring within the treatment and dewatering markets.

Residential & Commercial Water	Organic revenue decreased $46.9 or 13.5% and $84.8 and 13.2% for the quarter and six months ended June 30, 2009. Organic revenue declines for both the quarter and six month periods were due to continued residential and commercial market decline.

Industrial Process	Organic revenue decreased $4.3 or 2.1% and $1.2 and 0.3% for the quarter and six months ended June 30, 2009. Organic revenue declines for both the quarter and six month periods were primarily attributable to declines in general industrial projects, partially offset by strong backlog shipments in the mining, oil and gas markets.

Operating income for the quarter and six months ended June 30, 2009 decreased $27.2 or 19.6% and $60.4 or 25.1%, respectively, from the same prior year periods, with an unfavorable impact of 9.3% and 11.6% attributable to foreign currency exchange fluctuations. Operating income was primarily affected by declines in sales volumes and product mix, as well as higher restructuring and employee benefit plan costs, offset by benefits from productivity and other cost saving initiatives.

Operating margin decreased to 12.8% during the second quarter of 2009 and 11.2% during the first half of 2009, primarily reflecting the factors described above.

During the second quarter of 2009, we received orders of $791.2, a decrease of $377.6 or 32.3% from the same prior year period. Orders received during the first half of 2009 declined $532.3 or 25.0% to $1,593.2 from the same prior year period. On an organic basis, orders declined 23.8% and 16.2%, respectively. Drivers for the decreases are similar for both the quarter and year-to-date periods, including weakness within the Water & Wastewater treatment and dewatering markets; Industrial Process declines in baseline pump demand and major industrial project orders; and Residential & Commercial Water softness across most regions, particularly within the Americas.

Motion & Flow Control

Sales and revenues for the quarter and six months ended June 30, 2009 were $308.2 and $614.1, representing decreases of $134.3 or 30.4% and $248.9 or 28.8%, respectively, from the same prior year periods. The following table illustrates the impact of organic growth, acquisitions and divestitures completed during the period, and foreign currency translation fluctuations on sales and revenues during the periods.

	Three	Six
	Months	Months
	2009/2008	2009/2008
	% Change	% Change

Organic growth	(19.3)%	(18.8)%
Acquisitions and divestitures	(2.8)%	(1.9)%
Foreign currency translation	(8.3)%	(8.1)%

Sales and revenues	(30.4)%	(28.8)%

During the second quarter and first six months of 2009, the Motion & Flow Control business segment recognized sales and revenues on a constant currency basis of $344.5 and $683.7, respectively. This represents a decrease of $98.0 or 22.1% and $179.3 or 20.8% as compared to the same prior year periods, including decreased organic sales of $85.5 and $162.5, respectively. The continued global economic conditions impacted all Motion & Flow Control businesses and is the primary reason for organic revenue declines on a year-over-year basis. Further details are as follows:

Motion Technologies	Organic sales decreased $24.6 or 14.8% and $51.7 or 15.8% for the quarter and six months ended June 30, 2009. The decrease was attributable to weakness within the global automotive industry, with primary impacts from the European region. This decrease was offset slightly by revenue growth within the rail market.

Interconnect Solutions	Organic sales decreased $29.0 or 24.8% and $53.2 and 22.8% for the quarter and six months ended June 30, 2009. The decrease was attributable to the overall decline within the connectors industry.

Flow Control	Organic sales decreased $13.4 or 18.5% and $29.8 and 21.2% for the quarter and six months ended June 30, 2009. The decrease was primarily attributable to declines within the leisure marine and global industrial markets.

Control Technologies	Organic sales decreased $17.1 or 19.7% and $25.3 and 15.5% for the quarter and six months ended June 30, 2009. The decrease was attributable to overall declines within the aerospace and global industrial markets.

Operating income for the quarter and six months ended June 30, 2009 decreased $38.1 or 53.4% and $78.3 or 56.2%, respectively, from the same prior year periods, with an unfavorable impact of 10.5% and 10.1% attributable to foreign currency exchange fluctuations. Operating income was primarily affected by decreases in sales volume, as well as higher restructuring and employee benefit plan costs, partially offset by benefits from productivity and other cost saving initiatives.

Operating margin decreased to 10.8% during the second quarter of 2009 and 9.9% during the first half of 2009, primarily reflecting the factors described above.

The Motion & Flow Control business segment received orders of $315.1 for the second quarter of 2009, a decrease of $120.7 or 27.7% from the same prior year period. Foreign currency translation unfavorably impacted orders by $32.4 or 7.4%. Orders received during the six month period declined $268.2 or 31.0% to $596.2, including an unfavorable impact from foreign currency translation of $65.5. Organic orders decreased $75.7 or 17.4% and $185.0 or 21.4%, respectively, as compared to the same prior year periods due to the current global economic conditions, with largest impacts occurring within the global industrial and aerospace markets.

Corporate and Other

Corporate expenses of $38.9 and $78.4 for the quarter and six months ended June 30, 2009 decreased $15.4 and $14.6, respectively, as compared to the same prior year periods, primarily due to lower spending across corporate departments, as well as lower costs associated with legacy and other litigation matters.

Restructuring and Asset Impairment Charges

Second Quarter 2009 Restructuring Activities

During the second quarter of 2009, we recorded a net restructuring charge of $20.4, reflecting costs of $13.4 related to new actions and $7.5 related to prior actions, as well as the reversal of $0.5 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the second quarter of 2009 primarily represent severance costs associated with headcount reductions within the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations relating to current quarter actions total 375, including 211 factory workers, 160 office workers and four management employees. The costs recognized during the quarter for previous actions reflect additional severance and lease cancellation costs.

We made restructuring payments of $19.9 during the second quarter of 2009, of which $3.3 related to actions announced during the quarter and $16.6 related to prior actions. The projected future savings from restructuring actions announced during the second quarter of 2009 are approximately $8.9 during 2009 and $102.9 between 2010 and 2014. The following table details the components of the second quarter 2009 restructuring charge.

	2009 Actions — Three Months Ended June 30					Prior
		Other			Planned	Actions’
		Employee	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Related Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$6.9	$—	$—	$6.9	138	$4.2	$(0.1)
Motion & Flow Control	4.5	0.3	0.4	5.2	191	0.8	(0.2)
Defense Electronics & Services	0.6	—	—	0.6	39	2.5	—
Corporate and Other	0.5	0.2	—	0.7	7	—	(0.2)

	$12.5	$0.5	$0.4	$13.4	375	$7.5	$(0.5)

First Six Months 2009 Restructuring Activities

During the first six months of 2009, we recorded a net restructuring charge of $31.1, reflecting costs of $22.7 related to new actions and $9.1 related to prior years’ plans, as well as the reversal of $0.7 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first six months of 2009 primarily represent severance costs associated with reductions in headcount within the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations relating to this period total 526, including 222 factory workers, 287 office workers and 17 management employees. The costs recognized during the first half of 2009 related to prior years’ plans of $9.1 primarily reflect additional severance and lease cancellation costs.

We made restructuring payments of $46.6 during the first six months of 2009, of which $6.5 related to actions announced during the first half of 2009 and $40.1 related to prior years’ plans. The projected future savings from restructuring actions announced during the first half of 2009 are approximately $16.8 during 2009 and $160.7 between 2010 and 2014. The following table details the components of the first six months 2009 restructuring charges.

	2009 Actions — Six Months Ended June 30						Prior
		Other	Lease			Planned	Years’ Plans
		Employee	Cancellation &	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Related Costs	Other Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$14.0	$0.2	$0.9	$0.3	$15.4	253	$3.8	$(0.3)
Motion & Flow Control	5.2	0.3	—	0.4	5.9	223	2.5	(0.2)
Defense Electronics & Services	0.6	—	—	—	0.6	39	0.8	—
Corporate and Other	0.6	0.2	—	—	0.8	11	—	(0.2)

	$20.4	$0.7	$0.9	$0.7	$22.7	526	$9.1	$(0.7)

During the fourth quarter of 2008, we initiated restructuring activities in response to global economic downturn. To date we have recognized total restructuring costs, including non-cash related charges, of $64.5 on the fourth quarter 2008 plan and made total payments of $43.5. We do not expect to incur significant additional costs associated with this plan in future periods. We expect to make additional payments of approximately $15.5 during the remaining six months of 2009 and approximately $3.5 in periods thereafter.

Second Quarter 2008 Restructuring Activities

During the second quarter of 2008, we recorded a net restructuring charge of $7.3, reflecting costs of $4.1 related to new actions and $4.2 related to prior actions, as well as the reversal of $1.0 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the second quarter of 2008 represented a reduction of structural costs. Planned position eliminations totaled 49, including 13 factory workers, 32 office workers and four management employees. The projected future savings from restructuring actions announced during the second quarter of 2008 are approximately $1.7 during 2009 and $6.8 between 2010 and 2013. The costs associated with prior actions primarily reflected additional severance costs, as well as move related and lease cancellation costs.

	2008 Actions — Three Months Ended June 30				Prior
		Lease		Planned	Actions’
		Cancellation &		Position	Additional	Reversal of
	Severance	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$2.2	$—	$2.2	27	$1.8	$(0.6)
Defense Electronics & Services	1.3	0.3	1.6	13	0.1	(0.2)
Motion & Flow Control	0.3	—	0.3	9	2.2	(0.2)
Corporate and Other	—	—	—	—	0.1	—

	$3.8	$0.3	$4.1	49	$4.2	$(1.0)

First Six Months 2008 Restructuring Activities

During the first six months of 2008, we recorded a net restructuring charge of $10.9, reflecting costs of $6.3 related to new actions and $5.8 related to prior year plans, as well as the reversal of $1.2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first six months of 2008 represented a reduction of structural costs. Planned position eliminations totaled 74, including 13 factory workers, 51 office workers and 10 management employees. The projected future savings from restructuring actions announced during the first half of 2008 are approximately $9.5 during 2009 and $38.3 between 2010 and 2013. The costs associated with prior years’ plans primarily reflected severance costs, as well as move related and lease cancellation costs.

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

Employee Benefit Plans

Pension and Post-Retirement Cost

Net periodic pension cost was $10.1 and $20.2 during the second quarter and first six months of 2009, respectively, increases of $10.2 and $20.1 over the same prior year periods, primarily due to the effect of an increase in the amortization of actuarial losses, and lower expected returns on plan assets, partially offset by an increase in the discount rate for our foreign plans. Based on the facts and circumstances described below, the increase in net periodic pension cost will be partially offset by recoveries of costs under our U.S. Government contracts. In 2009, we expect to incur approximately $40.6 of net periodic pension cost that will be recorded in the Consolidated Income Statement.

Net periodic postretirement cost was $12.8 in the second quarter of 2009 compared to $8.0 during the same 2008 period. Net periodic postretirement cost was $25.6 in the first half of 2009 compared to $15.9 during the same 2008 period. This increase was primarily due to the effect of an increase in the amortization of actuarial losses and lower expected returns on plan assets due to lower asset levels.

Plan Contributions

Funding requirements under IRS rules are a major consideration in making contributions to our pension plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. ITT contributed approximately $10.6 to its various plans during the first half of 2009. Additional contributions ranging between $38.0 and $43.0 are expected over the balance of 2009. In 2008, we contributed $24.1 to pension plans, including $14.6 million during the first half of the year.

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

Cash Flow Summary

	Six Months Ended
	June 30
	2009	2008

Operating Activities	$548.8	$490.2
Investing Activities	(103.8)	(307.0)
Financing Activities	(404.1)	(1,191.9)
Foreign Exchange	14.5	54.8

Cash and cash equivalents increased $54.1 to $1,019.0 during the first six months of 2009. The $548.8 of cash generated from operating activities more than funded the $404.1 and $103.8 respective use of cash in financing and investing activities. These uses of cash were due to a $334.3 net repayment of debt combined with investments in the business of $87.2 in capital expenditures and $34.6 in acquisitions, while at the same time returning value to the shareholders through $70.4 of dividend payments, an increase of 23% from the same prior year period.

Operating Activities

Cash provided by operating activities in the first half of 2009 increased $58.6 from the same prior year period. This increase is the result of a net cash improvement of $137.5 from working capital, partially offset by a $6.1 decline in income from continuing operations, including a $57.7 non-cash tax benefit attributable to the reversal of a deferred tax liability no longer required as a result of the restructuring of certain international legal entities. In addition, taxes, other current and non-current assets, and accrued expenses contributed cash flow declines. The working capital improvement was primarily due to gains in accounts receivable across each of our business segments due to lower sales volumes and improved collections. The $28.0 decline in taxes was driven by the reversal of the $57.7 deferred tax liability and lower tax accruals on reduced taxable earnings, partially offset by lower tax payments. The $19.7 increased use of cash for other current and non-current assets was primarily attributable to increases in prepaid and other assets, while the decline of $20.5 in accrued expenses was driven by our Fluid Technology and Defense Electronics & Services business segments, primarily reflecting reduced spending in response to lower sales and revenues.

Investing Activities

Capital expenditures:

Capital expenditures during the first half of 2009 were $87.2, an increase of $7.8 as compared to the first half of 2008. The increase is driven by an investment in IT infrastructure as well as project investments in the Defense Electronics & Services business segment, partially mitigated by the absence of prior year’s investments for ITT’s new headquarters that consolidated the corporate headquarters with the headquarter operations of its Fluid Technology and Motion & Flow Control business segments.

Acquisitions:

During the first half of 2009, we spent $34.6 primarily on acquisitions of two businesses within our Fluid Technology business segment.

During the first six months of 2008, we spent $194.2 related to additional costs for the EDO acquisition within the Defense Electronics & Services business segment, largely for repayment of debt acquired. We also spent $34.8 on acquisitions of several other smaller companies.

Financing Activities

Debt:

During the first six months of 2009, we used $334.3 for net debt repayments. In May 2009, the Company issued $500.0 of 4.9% Senior Notes due 2014 and $500.0 of 6.125% Senior Notes due 2019 (collectively, the “Notes”). The Notes are senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness. The offering resulted in net proceeds of $992.1. These proceeds combined with cash from operations were used to pay $1,322.6 of short-term debt.

During the first half of 2008, our use of cash pertaining to net repayments of short-term debt of $1,143.5 was primarily due to the payment of debt related to the financing of the EDO acquisition.

Dividends:

In the first half of 2009, we made $70.4 of dividend payments to shareholders, a 23% increase over the same prior year period. We made $57.2 of dividend payments to shareholders in the first half of 2008, a 25% increase over the prior year.

Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows. We have the ability to meet our additional funding requirements through the issuance of commercial paper. Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on a short and long-term basis. Significant factors that affect our overall management of liquidity include the adequacy of commercial paper and bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result may alter the mix of our short- and long-term financing, when advantageous to do so.

In April 2009, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which, in May 2009, we issued $500.0 of 4.9% Senior Notes due 2014 and $500.0 of 6.125% Senior Notes due 2019 (collectively, the “Notes”). The offering resulted in gross proceeds of $998.3, offset by $6.2 in debt issuance costs. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption. If the Company experiences a change of control, the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued interest. The Notes are senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness.

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

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$1,019.0	$964.9

Short-term debt and current maturities of long-term debt	355.3	1,679.0
Long-term debt	1,456.4	467.9

Total debt	1,811.7	2,146.9

Total shareholders’ equity	3,459.0	3,059.9

Total capitalization (debt plus equity)	$5,270.7	$5,206.8

Debt to total capitalization	34.4%	41.2%
Net debt (debt less cash and cash equivalents)	792.7	1,182.0
Net capitalization (debt plus equity less cash and cash equivalents)	4,251.7	4,241.9
Net debt to net capitalization	18.6%	27.9%

Credit Facilities and Commercial Paper Program

In November 2005, ITT entered into a five-year revolving credit agreement (the “November 2005 Credit Facility”), in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised the option to increase the principal amount under the revolving credit agreement to $1.75 billion. As of June 30, 2009, we were in compliance with the financial covenants specified under this agreement. During the first quarter of 2009, the $1.0 billion March 2008 Credit Facility (a 364-day revolving credit agreement) expired and was not renewed. The following table illustrates our commercial paper balance and credit facility amount in excess as of June 30, 2009.

Amount in
	Credit	Commercial	Excess of
	Facility	Paper	Commercial
	Amount	Outstanding	Paper Balance

November 2005 Credit Facility	$1,750.0	$338.6	$1,411.4

Contractual Obligations and Off-Balance Sheet Arrangements

In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We are obligated to make payments under the residual value guarantee to the extent the fair value of the aircraft is less than the residual value guarantee upon termination of the agreement. Currently, we project the fair value of the aircraft to be less than the residual value guarantee. Accordingly, we recorded a loss contingency of $5.1 during the first quarter of 2009, which represents the excess of the projected loss over a deferred gain of $5.4 recorded in connection with the sale leaseback transaction.

There have been no other significant changes to those contractual obligations and off-balance sheet arrangements disclosed in the 2008 Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting estimates during the first six months of 2009.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements,” in the Notes to unaudited interim Consolidated Condensed Financial Statements for further information on recently adopted accounting pronouncements and pronouncements not yet adopted.

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

•	Economic, political and social conditions in the countries in which we conduct our businesses;

•	Changes in government defense budgets;

•	Decline in consumer spending;

•	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;

•	Interest and foreign currency exchange rate fluctuations;

•	Competition and industry capacity and production rates;

•	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;

•	Availability of adequate labor, commodities, supplies and raw materials;

•	Sales and revenues mix and pricing levels;

•	Acquisitions or divestitures;

•	Our ability to effect restructuring and cost reduction programs and realize savings from such actions;

•	Government regulations and compliance therewith;

•	Governmental investigations;

•	Changes in technology;

•	Potential future employee benefit plan contributions and other employment and pension matters;

•	Contingencies related to actual or alleged environmental contamination, claims and concerns;

•	Intellectual property matters;

•	Personal injury claims;

•	Changes in generally accepted accounting principles; and

•	Other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our other filings with the Securities and Exchange Commission.

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

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, except for an upgrade to our financial consolidation system which was used to produce certain information contained in this quarterly report. The upgrade was subject to comprehensive testing and review and we believe that appropriate internal controls are in place with the upgraded system.

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

See Note 16 “Commitments and Contingencies,” in the Notes to unaudited interim Consolidated Condensed Financial Statements for further information.

Item 1A.
RISK FACTORS

While there has been no material change in the information concerning risk factors as disclosed in our 2008 Annual Report on Form 10-K, we have updated the following risk factor:

Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources.

Continued stress on financial conditions could jeopardize certain counterparty obligations, including those of our insurers, financial institutions and parties to the Distribution Agreement. The tightening of credit markets may reduce the funds available to our customers to buy our products and services for an unknown, but perhaps lengthy, period. Restrictive credit markets may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases from us even if they have cash or if credit is available to them.

If for any reason we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs(2)	Plans or Programs
				(In millions)

4/1/09 — 4/30/09	—	$—	—	$569.2
5/1/09 — 5/31/09	—	$—	—	$569.2
6/1/09 — 6/30/09	—	$—	—	$569.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a three-year $1 billion share repurchase program. On December 16, 2008, we announced that the ITT Board of Directors had approved the elimination of the expiration date with respect to the repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, repay debt, complete strategic acquisitions, and repurchase common stock. As of June 30, 2009, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on May 12, 2009, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

	Votes For	Withheld

Curtis J. Crawford	149,072,169	2,455,395
Christina A. Gold	139,766,903	11,760,661
Ralph F. Hake	141,588,892	9,938,672
John J. Hamre	150,955,505	572,059
Paul J. Kern	150,834,989	692,575
Steven R. Loranger	149,618,010	1,909,554
Frank T. MacInnis	148,475,535	3,052,029
Surya N. Mohapatra	142,680,593	8,846,971
Linda S. Sanford	140,535,859	10,991,704
Markos I. Tambakeras	150,066,846	1,460,718

In addition to the election of directors, two other votes were taken at the meeting:

•	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009 was ratified by a vote of 143,053,228 shares in favor, 8,118,763 shares against, and 355,572 shares abstained.

•	A shareholder proposal requesting that the Company provide a comprehensive report, at a reasonable cost and omitting proprietary and classified information, of the Company’s foreign military and weapons-related products and services was not approved by a vote of 7,401,572 shares for, 101,497,486 shares against, and 26,456,389 shares abstained.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

August 3, 2009

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of May 13, 2008	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended July 15, 2009	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated July 15, 2009 (CIK No. 216228, File No. 1-5672).
(4)		Instruments defining the rights of security holders, including indentures
Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10.1)	*	Separation Agreement between Nicholas P. Hill and ITT Corporation dated February 20, 2009	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger (amended as of December 18, 2008).	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated December 19, 2008. (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.5)	*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.6)	*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.8)	*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9)	*	ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.9 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004).	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11)	*	ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004). Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.12 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA. Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB. Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.16)	*	ITT Excess Pension Plan IIA formally known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004) originally effective as of January 1, 1988. Amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004).Amended and restated effective December 31, 2008.	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.18 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)		Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.21)	Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)	Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)	Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)	Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)	*	Transition Memorandum and Separation Agreement dated February 23, 2009 between Vincent A. Maffeo and ITT Corporation	Incorporated by reference to Exhibit 10.31 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.32)	*	ITT Corporation Senior Executive Severance Pay Plan. (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)	Incorporated by reference to Exhibit 10.32 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)	*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).
(10.40)	*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.41)		Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.42)	Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).
(10.43)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.44)	Senior Notes Offering	Incorporated by reference to Exhibit 9.01(d) to ITT Corporations Form 8-K dated April 28, 2009 (CIK No. 216228, File No. 1-5672)
(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).
(10.46)	ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement — Non-Employee Director	Incorporated by reference to Exhibit 10.46 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.47)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.47 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.48)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.49)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.49 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.50)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.50 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.51)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Incorporated by reference to Exhibit 10.51 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.52)	ITT 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.52 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.53)	ITT Corporation Non-Employee Director Deferred Restricted Stock Unit Award Subsequent Election Form	Incorporated by reference to Exhibit 10.53 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.54)	ITT Director Consent Letter — Required Modifications to Prior Annual Retainer Deferrals	Incorporated by reference to Exhibit 10.54 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.55)	*	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. As Amended and Restated as of December 31, 2008	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.56)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A)	Incorporated by reference to Exhibit 10.56 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).
(10.57)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non Band A)	Incorporated by reference to Exhibit 10.57 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).
(18)		Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006 (CIK No. 216228, File No. 1-5672).
(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).
(99.2)	Administrative Compliance Agreement filed October 11, 2007 between ITT Corporation and The United States Agency (Suspensions’ Department Affiliate for the U.S. Army) on behalf of the U.S. Government	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated October 12, 2007 (CIK No. 216228, File No. 1-5672).
(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text	Submitted electronically with this report.

*	Management compensatory plan