Form 10-Q
period 2009-09-30
ITT CORP
filed 2009-11-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

As of October 23, 2009, there were outstanding 182.7 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

		Page

Part I FINANCIAL INFORMATION:
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46
Part II OTHER INFORMATION:
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
	Signature	49
	Exhibit Index	50
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Product sales	$2,035.8	$2,249.8	$6,130.8	$6,892.7
Service revenues	661.9	629.5	1,904.0	1,857.1

Total sales and revenues	2,697.7	2,879.3	8,034.8	8,749.8

Costs of product sales	1,349.0	1,521.9	4,157.9	4,693.1
Costs of service revenues	574.3	546.7	1,654.6	1,618.0

Total costs of sales and revenues	1,923.3	2,068.6	5,812.5	6,311.1

Gross profit	774.4	810.7	2,222.3	2,438.7
Selling, general and administrative expenses	386.1	415.4	1,162.4	1,272.2
Research and development expenses	63.8	60.7	174.0	172.5
Asbestos-related costs, net	222.9	1.6	224.5	11.2
Restructuring and asset impairment charges, net	8.9	5.0	40.0	15.9

Operating income	92.7	328.0	621.4	966.9

Interest expense	24.4	29.3	73.7	101.3
Interest income	13.8	8.3	21.9	24.6
Miscellaneous expense, net	4.2	3.9	9.6	10.6

Income from continuing operations before income tax expense	77.9	303.1	560.0	879.6
Income tax expense	11.9	98.6	104.9	279.9

Income from continuing operations	66.0	204.5	455.1	599.7
(Loss) income from discontinued operations, including tax benefit of $5.3, $2.4, $7.4 and $1.2, respectively	(7.0)	11.8	(10.6)	9.5

Net income	$59.0	$216.3	$444.5	$609.2

Earnings Per Share
Income from continuing operations:
Basic	$0.36	$1.12	$2.50	$3.30
Diluted	$0.36	$1.11	$2.48	$3.25
Discontinued operations:
Basic	$(0.04)	$0.07	$(0.06)	$0.05
Diluted	$(0.04)	$0.06	$(0.06)	$0.05
Net income:
Basic	$0.32	$1.19	$2.44	$3.35
Diluted	$0.32	$1.17	$2.42	$3.30
Average common shares — basic	182.7	181.9	182.4	182.0
Average common shares — diluted	184.3	184.4	183.7	184.4
Cash dividends declared per common share	$0.2125	$0.1750	$0.6375	$0.5250

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,347.7	$964.9
Receivables, net	1,819.6	1,961.1
Inventories, net	815.4	803.8
Deferred income taxes	209.4	203.4
Other current assets	204.7	131.0

Total current assets	4,396.8	4,064.2

Plant, property and equipment, net	998.0	993.9
Deferred income taxes	853.1	608.5
Goodwill	3,867.2	3,831.3
Other intangible assets, net	545.1	616.5
Asbestos-related assets	601.6	201.2
Other non-current assets	282.6	164.6

Total non-current assets	7,147.6	6,416.0

Total assets	$11,544.4	$10,480.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,274.5	$1,234.6
Accrued expenses	1,079.6	991.2
Accrued taxes	110.0	30.2
Short-term debt and current maturities of long-term debt	242.8	1,679.0
Pension and postretirement benefits	68.8	68.8
Deferred income taxes	27.9	26.7

Total current liabilities	2,803.6	4,030.5

Pension benefits	1,705.3	1,689.9
Postretirement benefits other than pensions	443.8	451.7
Long-term debt	1,439.7	467.9
Asbestos-related liabilities	852.7	225.9
Other non-current liabilities	711.2	554.4

Total non-current liabilities	5,152.7	3,389.8

Total liabilities	7,956.3	7,420.3

Shareholders’ Equity
Common stock:
Authorized — 500 shares, $1 par value per share, outstanding — 182.5 shares and 181.7 shares, respectively(1)	181.2	180.6
Retained earnings	4,556.7	4,203.0
Accumulated other comprehensive (loss) income:
Pension and other benefits	(1,504.1)	(1,534.1)
Cumulative translation adjustments	353.4	209.8
Unrealized gain on investment securities	0.9	0.6

Total accumulated other comprehensive loss	(1,149.8)	(1,323.7)

Total shareholders’ equity	3,588.1	3,059.9

Total liabilities and shareholders’ equity	$11,544.4	$10,480.2

(1)	Shares outstanding include unvested restricted common stock of 1.3 and 1.1 at September 30, 2009 and December 31, 2008, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended September 30
	2009	2008

Operating Activities
Net income	$444.5	$609.2
(Loss) income from discontinued operations	(10.6)	9.5

Income from continuing operations	455.1	599.7
Adjustments to income from continuing operations:
Depreciation and amortization	216.8	215.8
Stock-based compensation	23.4	23.2
Asbestos-related costs, net	224.5	11.2
Restructuring and asset impairment charges, net	40.0	15.9
Payments for restructuring	(61.5)	(37.3)
Change in receivables	174.6	(16.9)
Change in inventories	12.4	1.3
Change in accounts payable	9.0	(14.6)
Change in accrued expenses	63.4	72.0
Change in accrued and deferred taxes	(30.1)	48.3
Change in other current and non-current assets	(92.6)	(22.0)
Change in other current and non-current liabilities	7.5	(8.1)
Other, net	14.2	7.5

Net Cash — Operating Activities	1,056.7	896.0

Investing Activities
Capital expenditures	(140.4)	(136.6)
Acquisitions, net of cash acquired	(34.2)	(241.0)
Proceeds from sale of assets and businesses	13.2	11.5
Other, net	0.4	3.6

Net Cash — Investing Activities	(161.0)	(362.5)

Financing Activities
Short-term debt, net	(1,435.3)	(1,254.1)
Long-term debt repaid	(20.8)	(15.4)
Long-term debt issued	992.3	0.5
Repurchase of common stock	—	(75.0)
Proceeds from issuance of common stock	4.6	31.6
Dividends paid	(109.2)	(89.1)
Tax impact from stock option exercises and restricted stock lapses	0.3	5.7
Other, net	3.9	(0.6)

Net Cash — Financing Activities	(564.2)	(1,396.4)

Exchange rate effects on cash and cash equivalents	53.1	(12.2)
Net cash from discontinued operations	(1.8)	(7.6)

Net change in cash and cash equivalents	382.8	(882.7)
Cash and cash equivalents — beginning of period	964.9	1,840.0

Cash and cash equivalents — end of period	$1,347.7	$957.3

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$45.9	$84.2
Income taxes, net of refunds received	$136.9	$244.2

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

ITT’s 2009 and 2008 quarterly financial periods end on the Saturday closest to the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter. Management has performed an evaluation for the existence of any material subsequent events occurring from the period of our balance sheet date through November 2, 2009, the issuance date of this Quarterly Report on Form 10-Q.

2)	Recent Accounting Pronouncements

On July 1, 2009, the GAAP hierarchy was effectively codified under the Accounting Standards Codification (the “Codification” or “ASC”). The Codification is now considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to provide a logical organization of GAAP pronouncements by topic. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This Quarterly Report on Form 10-Q contains references to the Codification as needed.

Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amended the accounting requirements under the Revenue Recognition Topic, ASC 605-25 Multiple-Element Arrangements. The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, which provides guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10 Fair Value Measurements of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new guidance provides investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (“NAV”). This ASU is effective for periods ending after December 15, 2009, with early application permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which provides additional guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10 Application to Liabilities. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820. The requirements under this ASU are effective for our fourth quarter period beginning October 1, 2009. We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

Effective January 1, 2010, the Consolidation Topic, ASC 810-10 Variable Interest Entities, amends requirements pertaining to the consolidation of variable interest entities (“VIE(s)”). The amendments include replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE(s) with an approach focused on identifying which enterprise has the power to direct the activities of a VIE(s) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. In addition, the amended guidance will require ongoing assessments of whether an enterprise is the primary beneficiary of a VIE(s) and requires additional disclosures about an enterprise’s involvement in VIE(s). We are currently evaluating the potential impact that adoption of the amended consolidation requirements will have on our consolidated financial statements.

Effective for fiscal years ending after December 15, 2009, the Compensation — Retirement Benefits Topic, ASC 715-20-50 Disclosures, requires additional disclosures about employers’ plan assets of a defined benefit pension or other postretirement plan. The requirements include disclosing investing strategies, major categories of plan assets, concentrations of risk within plan assets, information about fair value measurements of plan assets, and valuation techniques used to measure the fair value of plan assets. Adoption of these additional requirements will not have an impact on our consolidated financial results.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Earnings Per Share Topic, ASC 260-10-45-59A through 45-70, clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

Application of the clarifying guidance did not have a material effect on our financial statements. For comparability purposes, prior period earnings per share amounts have been adjusted to reflect the impact of adoption as follows:

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

Effective January 1, 2009, the Business Combinations Topic, ASC 805, provided amended guidance pertaining to the method of applying the acquisition method of accounting in a number of significant areas. These amendments included that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. While the new business combination accounting guidance did not have a material impact on our financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future business combinations.

Effective January 1, 2009, the Consolidations Topic, ASC 810-10-45 Nature and Classification of the Noncontrolling Interest in the Consolidated Statement of Financial Position, requires the recognition of a noncontrolling interest (minority interest) as a separate component of the equity section within the consolidated balance sheet. This guidance also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income, as well as amends certain consolidation requirements to conform with ASC 805 Business Combinations. Adoption did not have a material effect on our consolidated financial statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

3)	Stock-Based and Long-Term Incentive Employee Compensation

Stock-based and long-term incentive employee compensation cost reduced consolidated results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Pre-tax compensation cost	$12.7	$8.5	$30.6	$35.3
Tax benefit	4.0	2.7	9.7	11.5

Compensation cost, net of tax	$8.7	$5.8	$20.9	$23.8

At September 30, 2009, there was $45.7 and $13.2 of total unrecognized compensation cost for the stock-based and long-term incentive plans, respectively, which are expected to be recognized ratably over a remaining weighted-average period of 1.8 years and 1.2 years. During the first quarter of 2009, payments totaling $21.1 were made to settle the Long-Term Incentive Plan 2006 annual bonus liability. No other payments were made on our long-term incentive plans during 2009.

4)	Restructuring and Asset Impairment Charges

Third Quarter 2009 Restructuring Activities

During the third quarter of 2009, we recorded a net restructuring charge of $8.9, reflecting costs of $6.4 related to new actions and $3.3 related to prior actions, as well as the reversal of $0.8 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the third quarter of 2009 primarily represent severance costs associated with headcount reductions within the Fluid Technology, Motion & Flow Control and Defense Electronics & Services business segments. Planned position eliminations relating to current quarter actions total 171, including 68 factory workers, 98 office workers and 5 management employees. The costs recognized during the quarter for previous actions primarily reflect additional severance costs.

	2009 Actions — Three Months Ended September 30					Prior
		Lease			Planned	Actions
		Cancellation &	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Other Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$2.5	$0.8	$0.1	$3.4	89	$1.7	$(0.2)
Motion & Flow Control	1.2	0.1	—	1.3	50	1.3	(0.4)
Defense Electronics & Services	0.4	0.9	0.4	1.7	32	0.3	(0.2)

	$4.1	$1.8	$0.5	$6.4	171	$3.3	$(0.8)

Nine Months 2009 Restructuring Activities

During the first nine months of 2009, we recorded a net restructuring charge of $40.0 reflecting costs of $32.1 related to new actions and $9.4 related to prior years’ plans, as well as the reversal of $1.5 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first nine months of 2009 primarily represent severance costs associated with reductions in headcount within the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations relating to this period total 702, including 290 factory workers, 390 office workers and 22 management employees. The costs recognized during the first nine months of 2009 related to prior years’ plans of $9.4 primarily reflect additional severance and lease cancellation costs.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

	2009 Actions — Nine Months Ended September 30
		Other					Prior
		Employee	Lease			Planned	Years’ Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Costs	Other Costs	Write-offs	Total	Eliminations	Costs	Accruals
Fluid Technology	$17.9	$0.2	$1.7	$0.4	$20.2	347	$3.8	$(0.4)
Motion & Flow Control	7.5	0.4	0.1	0.4	8.4	273	2.7	(0.6)
Defense Electronics & Services	1.3	—	0.9	0.5	2.7	71	2.9	(0.3)
Corporate and Other	0.6	0.2	—	—	0.8	11	—	(0.2)

	$27.3	$0.8	$2.7	$1.3	$32.1	702	$9.4	$(1.5)

Third Quarter 2008 Restructuring Activities

During the third quarter of 2008, we recorded a net restructuring charge of $3.9, reflecting costs of $1.9 related to new actions and $2.0 related to prior actions. The charges associated with actions announced during the third quarter of 2008 represented a reduction of structural costs in the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations total 23, including 21 office workers and two management employees. The costs associated with prior actions reflected severance, lease cancellation and move-related costs.

	2008 Actions — Three Months Ended September 30
		Other			Prior
		Employee-		Planned	Actions
		Related		Position	Additional
Components of Charge	Severance	Costs	Total	Eliminations	Costs

Fluid Technology	$1.2	$—	$1.2	22	$1.4
Motion & Flow Control	0.5	0.2	0.7	1	0.6

	$1.7	$0.2	$1.9	23	$2.0

Nine Months 2008 Restructuring Activities

During the nine months ended September 30, 2008, we recorded a net restructuring charge of $14.8, reflecting costs of $9.3 related to new actions and $6.6 related to prior years’ plans, as well as the reversal of $1.1 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first nine months of 2008 primarily represented a reduction of structural costs in all business segments and a site closure within the Motion & Flow Control business segment. Planned position eliminations total 98, including 13 factory workers, 73 office workers and 12 management employees. The costs associated with the prior years’ plans primarily reflected severance costs, as well as lease cancellation and move-related costs.

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

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

The restructuring accrual balance as of September 30, 2009 of $35.0, presented on our Consolidated Condensed Balance Sheet within current accrued expenses, includes $29.1 for accrued severance and $5.9 for accrued facility carrying costs and other. The following table displays a rollforward of the restructuring accruals for the nine months ended September 30, 2009.

		Defense	Motion
	Fluid	Electronics	& Flow	Corporate
	Technology	& Services	Control	and Other	Total

Balance December 31, 2008	$25.9	$10.5	$20.3	$1.7	$58.4
Additional charges for prior years’ plans	3.8	2.9	2.7	—	9.4
Cash payments and other related to prior years’ plans	(23.7)	(7.6)	(15.2)	(1.1)	(47.6)
Charges for 2009 actions	20.2	2.7	8.4	0.8	32.1
Cash payments and other related to 2009 actions	(9.2)	(1.3)	(3.7)	(0.3)	(14.5)
Reversals of prior charges	(0.4)	(0.3)	(0.6)	(0.2)	(1.5)
Asset write-offs	(0.4)	(0.5)	(0.4)	—	(1.3)

Balance September 30, 2009	$16.2	$6.4	$11.5	$0.9	$35.0

The following table displays a rollforward of employee positions eliminated associated with restructuring activities through September 30, 2009.

Planned reductions as of December 31, 2008	510
Planned reductions from 2009 actions	702
Actual reductions, January 1 — September 30, 2009	(926)

Planned reductions as of September 30, 2009	286

As of September 30, 2009, all announced planned facility closures have been completed.

5)	Employee Benefit Plans

Components of net periodic benefit cost were as follows:

	Pension				Other Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30		September 30		September 30		September 30
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$24.4	$24.2	$75.6	$72.6	$2.0	$2.1	$6.0	$6.3
Interest cost	84.0	81.7	247.2	245.0	10.6	10.7	31.8	32.1
Expected return on plan assets	(108.3)	(110.3)	(325.1)	(331.0)	(4.5)	(6.9)	(13.5)	(20.7)
Amortization of prior service cost	0.9	0.8	2.7	2.4	0.9	0.9	2.7	2.7
Amortization of actuarial loss	13.8	3.8	34.6	11.3	3.8	1.1	11.4	3.4

Total net periodic benefit cost	$14.8	$0.2	$35.0	$0.3	$12.8	$7.9	$38.4	$23.8

ITT contributed approximately $40.9 and $51.5 to its various plans during the third quarter and first nine months of 2009, respectively. Additional contributions ranging between $4.0 and $6.0 are expected to be made during the fourth quarter of 2009. See Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements of the 2008 Annual Report on Form 10-K for additional details on our pension and postretirement benefit plans.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

6)	Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net income	$59.0	$216.3	$444.5	$609.2
Other comprehensive income (loss):
Foreign currency translation adjustments	95.4	(144.4)	143.6	(51.2)
Changes in pension and other benefit plans	10.0	4.2	30.0	12.5
Unrealized gain (loss) on investment securities	0.2	(0.2)	0.3	(0.2)

Other comprehensive income (loss)	105.6	(140.4)	173.9	(38.9)

Comprehensive income	$164.6	$75.9	$618.4	$570.3

7)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Income from continuing operations	$66.0	$204.5	$455.1	$599.7

Average common shares outstanding	182.7	181.9	182.4	182.0
Add: Impact of stock options and restricted stock	1.6	2.5	1.3	2.4

Average common shares outstanding on a diluted basis	184.3	184.4	183.7	184.4

Basic earnings per share	$0.36	$1.12	$2.50	$3.30

Diluted earnings per share	$0.36	$1.11	$2.48	$3.25

Anti-dilutive stock options	1.7	0.6	4.0	0.8
Average exercise price of anti-dilutive stock options	$54.45	$55.14	$49.21	$55.79

The prior year average common shares outstanding have been adjusted from the amounts reported during 2008, to include all outstanding unvested restricted awards that contain rights to nonforfeitable dividends as provided under ASC 260. See Note 2 for further details on this adjustment.

8)	Receivables, Net

	September 30,	December 31,
	2009	2008

Trade	$1,782.1	$1,909.4
Other	84.0	92.9
Less: allowance for doubtful accounts and cash discounts	(46.5)	(41.2)

	$1,819.6	$1,961.1

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

9)	Inventories, Net

	September 30,	December 31,
	2009	2008

Finished goods	$198.8	$196.2
Work in process	320.9	323.0
Raw materials, parts and other	362.2	365.5
Less: progress payments	(66.5)	(80.9)

	$815.4	$803.8

10)	Plant, Property and Equipment, Net

	September 30,	December 31,
	2009	2008

Land and improvements	$58.1	$59.0
Buildings and improvements	619.8	575.9
Machinery and equipment	1,699.7	1,620.2
Furniture, fixtures and office equipment	230.0	230.9
Construction work in progress	122.5	132.4
Other	80.6	82.3

	2,810.7	2,700.7
Less: accumulated depreciation and amortization	(1,812.7)	(1,706.8)

	$998.0	$993.9

11)	Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 by business segment are as follows:

	Defense		Motion
	Electronics &	Fluid	& Flow	Corporate
	Services	Technology	Control	and Other	Total

Balance as of January 1, 2009	$2,210.6	$1,122.3	$493.4	$5.0	$3,831.3
Goodwill acquired during the period	—	15.5	—	—	15.5
Adjustments to purchase price allocations	—	(0.8)	—	—	(0.8)
Other — net, including foreign currency translation	(2.2)	29.9	(6.5)	—	21.2

Balance as of September 30, 2009	$2,208.4	$1,166.9	$486.9	$5.0	$3,867.2

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

Information regarding other intangible assets is as follows:

	September 30, 2009			December 31, 2008
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangibles:
Customer relationships	$649.5	$(220.3)	$429.2	$643.7	$(149.9)	$493.8
Proprietary technology	67.8	(22.3)	45.5	68.4	(20.2)	48.2
Trademarks	35.5	(7.2)	28.3	32.1	(4.9)	27.2
Patents and other	43.9	(20.1)	23.8	54.7	(25.7)	29.0
Indefinite-lived intangibles:
Brands and trademarks	18.3	—	18.3	18.3	—	18.3

	$815.0	$(269.9)	$545.1	$817.2	$(200.7)	$616.5

Amortization expense related to intangible assets for the nine month periods ending September 30, 2009 and 2008 was $78.4 and $79.6, respectively. Estimated amortization expense for intangible assets is $82.8, $68.3, $58.9, $42.7 and $36.5 for each year from 2010 to 2014, respectively.

12)	Other Non-Current Assets

	September 30,	December 31,
	2009	2008

Other employee benefit-related assets	$81.6	$61.2
Pension assets and prepaid benefit plan costs	80.0	1.7
Other long-term third party receivables, net	52.8	43.8
Capitalized software costs	48.8	26.4
Other	19.4	31.5

	$282.6	$164.6

13)	Debt

	September 30,	December 31,
	2009	2008

Commercial paper	$224.8	$1,618.7
Short-term loans	7.5	47.0
Current maturities of long-term debt and other	10.5	13.3

Short-term debt and current maturities of long-term debt	242.8	1,679.0

Long-term debt, including noncurrent capital leases	1,388.4	413.2
Deferred gain on interest rate swaps	51.3	54.7

Long-term debt	1,439.7	467.9

Total debt	$1,682.5	$2,146.9

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

The fair value of long-term debt excluding the deferred gain on interest rate swaps was $1,500.3 and $450.4 as of September 30, 2009 and December 31, 2008, respectively. The market approach was utilized in determining the fair value of our long-term debt, specifically quoted prices in active markets and other than quoted prices that are observable.

14)	Other Non-Current Liabilities

	September 30,	December 31,
	2009	2008

Deferred income taxes and other tax-related accruals	$328.3	$182.9
Compensation and other employee-related benefits	126.8	133.8
Environmental	130.2	119.5
Product liability, guarantees and other legal matters	69.0	49.2
Other	56.9	69.0

	$711.2	$554.4

15)	Income Taxes

Effective Tax Rate

Income tax expense was $11.9 and $104.9, resulting in an effective tax rate of 15.3% and 18.7% for the quarter and nine months ended September 30, 2009, respectively, compared to $98.6 or 32.5% and $279.9 or 31.8% for the same prior year periods. The decreases in both the quarter and year-to-date tax expense and effective rate are primarily attributable to a tax impact of $83.9 related to the $222.9 asbestos-related charge recorded during the third quarter of 2009. The nine-month period ended September 30, 2009 also included the benefit associated with the completion of a restructuring of certain international legal entities, which resulted in a reduction of the income tax provision in the amount of $57.7. This reduction was based on our determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be permanently reinvested and the associated deferred tax liability would no longer be required.

Uncertain Tax Positions

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of September 30, 2009 and December 31, 2008, we had $148.5 and $144.9, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $80.6 and $76.9, as of September 30, 2009 and December 31, 2008, respectively. We do not believe that the total amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Condensed Income Statement. We have accrued $22.1 and $28.1 for payment of interest and penalties as of September 30, 2009 and December 31, 2008, respectively.

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

See “Critical Accounting Estimates” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the ITT 2008 Annual Report on Form 10-K, for a discussion of contingent liabilities, including the related estimates, assumptions, uncertainties, and potential financial statement impact from revisions to our estimates. In addition, see “Critical Accounting Estimates” within the MD&A section of this Quarterly Report on Form 10-Q for an update associated with asbestos-related estimates.

Asbestos Matters

ITT, including its subsidiary Goulds Pumps, Inc. (“Goulds”), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

As of September 30, 2009, there were 106,121 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2009	2008

Open claims* — January 1	106,214 **	102,568
New claims	2,608	5,252
Settlements	(774)	(1,535)
Dismissals	(1,927)	(2,659)

Open claims* — September 30	106,121	103,626

*	Excludes 34,813 claims that have been placed on inactive dockets and the Company believes that they will not be litigated. Almost all of these claims are related to maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”).

**	The January 1, 2009 amount reflects an adjustment to that previously disclosed to increase the number of open claims by 3,208 as a result of our transition to our own comprehensive database as we have assumed responsibility for administering our asbestos claims from our primary insurance companies.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

Frequently, the plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 43,568 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that approximately 90 percent of the 106,121 open claims have little or no value. The average payment per resolved claim for the nine months ended September 2009 and 2008 was $11.3 thousand and $8.0 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.

Historically, we have recorded a liability for pending asbestos claims only. As previously disclosed in our 2008 Annual Report on Form 10-K, while it was probable that we would incur additional costs for future claims to be filed against the Company, a liability for potential future claims was not reasonably estimable due to a number of factors. To begin with, our primary insurance carriers managed and paid all settlements and legal costs directly. This was compounded by the fact that, as part of their claims administration processes, the insurance companies maintained limited claims information and insufficient detail critical to estimate potential liability for future claims, such as disease type. Lastly, the insurers restricted our access to claim filings and related information.

Over the past several years, we have negotiated coverage-in-place agreements with several of our insurers under which we have assumed responsibility for administering the asbestos claims. Since taking over the claims administration process, we have, over time, gained considerable knowledge of the claims. In addition, at the end of 2008 we engaged an outside consultant to construct a comprehensive database of claims filed against the Company. With the completion of this work in early third quarter of 2009, we were able to develop and analyze key data, such as the settlements and dismissals by disease type, necessary to estimate our exposure to potential future asbestos claims. In the third quarter of 2009, we engaged a leading consultant of asbestos-related professional services to assist us in estimating our asbestos liability for both pending and unasserted claims. This firm reviewed information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements, and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant and the time lag from filing to disposition of claims.

Specifically, the methodology used to estimate our total liability for pending and unasserted future asbestos claims relied upon and included the following key factors:

•	interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

•	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

•	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s most recent claims experience history;

•	an analysis of the Company’s pending cases, by disease type;

•	an analysis of the Company’s most recent history to determine the average settlement and resolution value of claims, by disease type;

•	an analysis of the Company’s defense costs in relation to its settlement costs and resolved claims;

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

•	an adjustment for inflation in the future average settlement value of claims and defense costs at a 2.2% annual rate; and

•	an analysis of the time over which the Company is likely to resolve asbestos claims.

The liability estimate is most sensitive to those factors surrounding mesothelioma claims as these claims represent nearly 90 percent of the total liability. These factors include the number of new mesothelioma claims filed against the Company, the average settlement costs for mesothelioma claims, and the percentage of mesothelioma claims dismissed against the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate.

The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period including the last few years for claims filed, settled and dismissed. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across eleven different industry and occupation categories believed to have been exposed to asbestos. Using that information for the industry and occupation categories relevant to the Company, an estimate was developed of the number of future claims to be filed against the Company, as well as the aggregate settlement costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience as well as discussions with the Company’s defense counsel. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input in estimating the liability. Our assessment of the underlying assumptions is based upon recent experience and future expectations, yielding only one value for each assumption.

Based on this methodology, in the third quarter of 2009, we increased our estimated total undiscounted asbestos liability, including legal fees, by $686.1 to $917.4 ($64.7 current liability within “Accrued expenses” and $852.7 non-current liability), reflecting costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The $917.4 liability represents our best estimate based upon current, known information. While there are other potential estimates, our methodology does not create a range of estimates of reasonably possible outcomes as we have determined our point estimate based upon our assessment of the value of each underlying assumption. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we will reassess the projected liability of unasserted asbestos claims to be filed over the next 10 years, maintaining a rolling 10 year projection. Additionally, we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.

In the third quarter of 2009, the Company recorded a $450.3 increase in its asbestos-related assets to $659.0 ($57.4 current asset within “Other current assets” and $601.6 non-current asset). The asset is comprised of an insurance asset of $630.2 ($55.6 current asset and $574.6 non-current asset) as well as receivables from former ITT entities totaling $28.8 ($1.8 current asset and $27.0 non-current asset) for their portion of the asbestos liability related to a former business whose liability is shared in accordance with the Distribution Agreement (refer to ITT’s 2008 Annual Report on Form 10-K, Item 1. “- Company History and Certain Relationships” for a description of the

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

Distribution and the Distribution Agreement). We will update our assessment of the asbestos-related assets on a quarterly basis in conjunction with the aforementioned update of the asbestos liability.

The insurance asset of $630.2 represents our best estimate of probable insurance recoveries for the asbestos liabilities for pending claims, as well as unasserted claims to be filed over the next 10 years. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements with its insurers, as well as a number of additional factors. These additional factors include current levels of recovery experience, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies. In addition, the Company retained an insurance consulting firm to assist management in the estimation of probable insurance recoveries based upon the analysis of policy terms, the likelihood of recovery provided by our legal counsel assuming the continued viability of those insurance carriers which are currently solvent and incorporating risk mitigation judgments where policy terms or other factors were not certain.

We have estimated that we have insurance which will cover 69 percent of the asbestos costs (defense and settlement costs) for pending claims as well as unasserted claims to be filed over the next 10 years. However, because there are gaps in our coverage, reflecting certain uninsured periods and prior insurance settlements, and we expect that certain policies from some of our primary insurers will exhaust within the next 10 years, the insurance coverage percent is expected to decline for potential additional asbestos liabilities. The tenth year of our projection of the unasserted asbestos claims liability against the related insurance asset declines to approximately 25 percent. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

The Company’s estimated asbestos exposure, net of expected insurance recoveries and other recoveries from former ITT entities, for the resolution of all pending and estimated unasserted asbestos claims to be filed within the next 10 years was $258.4 as of September 30, 2009. The Company’s estimate of the cost of pending claims, net of insurance recoveries, was $24.7 as of December 31, 2008. A certain portion of the liability and corresponding asbestos asset relates to a business which we disposed of a number of years ago that is treated as discontinued operations.

The resultant third quarter 2009 net asbestos charge to income is summarized as follows:

	Pre-Tax	After-Tax

Continuing operations	$222.9	$138.9
Discontinued operations	12.9	8.0

Total	$235.8	$146.9

The $222.9 pre-tax charge to continuing operations was comprised of $13.3 ($8.2 after-tax) for the updated assessment of the net liability for pending claims and $209.6 ($130.7 after-tax) for the initial recording in the quarter of the net liability for the estimated future claims to be filed over the next 10 years.

Subject to the qualifications regarding uncertainties previously described, it is expected that future annual net cash outflows related to pending claims and unasserted claims to be filed over the next 10 years will extend through approximately 2023 due to the time lag between the filing of a claim and its resolution. These annual net cash outflows are projected to be approximately $15 over the next several years, relatively constant with recent levels, and increase to $30 to $40 by 2019.

The underlying asbestos liability and corresponding insurance asset are based upon current, known information. However, future events affecting the key factors and other variables for either the asbestos liability or the insurance asset could cause the actual costs and insurance recoveries to be higher or lower than currently estimated. Due to these uncertainties as well as our inability to reasonably estimate any additional asbestos liability for claims

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected insurance recoveries, could have a material adverse effect on our financial position and on the results of operations or cash flows for a particular period.

Environmental Matters

In the ordinary course of business, ITT is subject to federal, state, local, and foreign environmental laws and regulations. ITT is responsible, or is alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings ITT’s liability is considered de minimis. ITT has received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by ITT, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where ITT has been identified as a potentially responsible party under federal and state environmental laws and regulations.

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

The following table illustrates the activity related to ITT’s accrued liabilities for these environmental matters.

2009

Beginning balance, January 1	$135.0
Change in estimates for pre-existing accruals, foreign exchange and other	16.5
Payments	(10.6)

Ending balance, September 30	$140.9

The following table illustrates the low- and high-end range of estimated liability, and number of active sites for these environmental matters as of September 30, 2009.

September 30,
2009

Low-end range	$114.1
High-end range	$252.9
Number of active environmental investigation and remediation sites	97

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

Other Matters

The Company is involved in coverage litigation with various insurers seeking recovery of costs incurred in connection with certain environmental and product liabilities. In a suit filed in 1991, ITT Corporation, et al. v. Pacific Indemnity Corporation et al, Sup. Ct., Los Angeles County, we are seeking recovery of costs related to environmental losses. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case was on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims made by ITT. The case is now back before the Superior Court and the parties are engaged in further discovery.

Our product liability litigation, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, was commenced on February 13, 2003, and involves substantially the same insurance policies as the above action. During this coverage litigation, ITT entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities previously discussed. During the course of both coverage cases, we have negotiated other settlements with certain defendant insurance companies and are prepared to pursue legal remedies against the remaining defendants where reasonable negotiations are not productive.

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

On October 25, 2006, Fencourt Reinsurance Company (“Fencourt”), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company, in the U.S. District Court for the Eastern District of Pennsylvania, Fencourt Reinsurance Co., Ltd. v. ITT Industries, Inc. (C.A. No. 06-4786 U.S. D.Ct E.D.PA). Century Indemnity Company was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of the predecessor ITT Corporation and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding pending before the American Arbitration Association in New Jersey. On January 20, 2009, the arbitrator issued a favorable decision that ITT is not liable for the losses incurred by Fencourt. In a subsequent decision on Fencourt’s second Motion for Summary Judgment, the arbitrator agreed with our position and ruled that certain liabilities are shared liabilities under the terms of the Distribution Agreement. The parties have asked the arbitrator to resolve several other issues related to the interpretation of the Distribution

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

Agreement. Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

During 2007 and 2008, the Company received notice of four shareholder derivative actions each filed in the U.S. District Court for the Southern District of New York, known variously as, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steven R. Loranger et al. and ITT Corporation (the “Piven” action), Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic], and Robert Wilkinson v. Steven R. Loranger et al. and ITT Corporation. The cases allege that ITT’s Board of Directors breached their fiduciary duties by failing to properly oversee ITT’s compliance programs at its Night Vision business. The Complaints seeks compensatory and punitive damages for ITT from its Directors, the removal of the Directors, and the election of new directors. Three cases were consolidated into one action In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB) (the Levy complaint was dropped on consolidation). On motion by the Company, the Piven action was dismissed for lack of diversity. On April 10, 2008, the Court denied the Company’s Motion to Dismiss the consolidated Complaint. ITT filed a Motion for Reconsideration and on November 25, 2008, the Court granted that motion and dismissed the matter without prejudice. The Court provided the plaintiffs the opportunity to refile the case upon the development of certain additional facts. The plaintiffs refiled the case on December 23, 2008. In its order dated September 8, 2009, the Court granted the Company’s subsequent Motion to Dismiss and dismissed the Wilkinson complaint. The Defendants filed a Motion to Terminate the Reale action based on the Special Litigation Committee’s report referenced above. Also in its September 8, 2009 order, the Court denied the Defendants’ motion. The Defendants then filed a Motion for Reconsideration or, in the alternative, requested that the matter be certified to the Indiana Supreme Court for its interpretation of the Indiana Business Code. On October 9, 2009, the Court denied the Motion for Reconsideration, however, it certified the matter for appeal. Management believes that the derivative suit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We are obligated to make payments under the residual value guarantee to the extent the fair value of the aircraft is less than the residual value guarantee upon termination of the agreement. During the first quarter of 2009, we projected the fair value of the aircraft to be less than the residual value guarantee. Accordingly, we recorded a loss contingency of $5.1, which represented the excess of the projected loss over a deferred gain of $5.4 recorded in connection with the sale leaseback transaction. As of September 30, 2009 our projected fair value of the aircraft remains consistent with our prior assessment.

ITT has a number of individually immaterial guarantees outstanding at September 30, 2009, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Product Warranties

ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. Changes in the product warranty accrual for the nine months ended September 30, 2009 were as follows:

2009

Beginning balance, January 1	$57.4
Accruals for product warranties issued in the period	21.1
Changes in pre-existing warranties(1)	(3.3)
Payments	(19.2)

Ending balance, September 30	$56.0

(1)	Includes changes in estimates and foreign currency translation adjustments

18)	Business Segment Information

The Company’s business segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our three reporting segments are referred to as Defense Electronics & Services, Fluid Technology, and Motion & Flow Control. Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges which occur from time to time related to certain matters, such as asbestos and environmental liabilities, that are managed at a

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

corporate level and are not included in the business segments in evaluating performance or allocating resources. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

	Three Months Ended September 30, 2009
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$938.5	$794.5	$305.0	$—	$(2.2)	$2,035.8
Service revenues	628.9	31.1	1.9	—	—	661.9

Total sales and revenues	$1,567.4	$825.6	$306.9	$—	$(2.2)	$2,697.7

Operating income (loss)(2)	$203.3	$108.0	$40.4	$(259.0)	$—	$92.7
Operating margin	13.0%	13.1%	13.2%	—	—	3.4%
Total assets	$4,269.7	$2,980.6	$1,338.4	$2,955.7	$—	$11,544.4

	Three Months Ended September 30, 2008
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$948.3	$911.5	$393.3	$—	$(3.3)	$2,249.8
Service revenues	591.2	37.8	0.5	—	—	629.5

Total sales and revenues	$1,539.5	$949.3	$393.8	$—	$(3.3)	$2,879.3

Operating income (loss)	$187.8	$132.2	$55.9	$(47.9)	$—	$328.0
Operating margin	12.2%	13.9%	14.2%	—	—	11.4%
Total assets(1)	$4,464.5	$2,878.3	$1,357.8	$1,779.6	$—	$10,480.2

	Nine Months Ended September 30, 2009
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$2,884.9	$2,336.0	$915.1	$—	$(5.2)	$6,130.8
Service revenues	1,795.1	103.0	5.9	—	—	1,904.0

Total sales and revenues	$4,680.0	$2,439.0	$921.0	$—	$(5.2)	$8,034.8

Operating income (loss)(2)	$568.9	$288.4	$101.5	$(337.4)	$—	$621.4
Operating margin	12.2%	11.8%	11.0%	—	—	7.7%
Total assets	$4,269.7	$2,980.6	$1,338.4	$2,955.7	$—	$11,544.4

	Nine Months Ended September 30, 2008
	Defense		Motion &
	Electronics &	Fluid	Flow	Corporate
	Services	Technology	Control	and Other	Eliminations	Total

Product sales	$2,902.2	$2,744.5	$1,255.6	$—	$(9.6)	$6,892.7
Service revenues	1,744.1	111.8	1.2	—	—	1,857.1

Total sales and revenues	$4,646.3	$2,856.3	$1,256.8	$—	$(9.6)	$8,749.8

Operating income (loss)	$539.5	$373.0	$195.3	$(140.9)	$—	$966.9
Operating margin	11.6%	13.1%	15.5%	—	—	11.1%
Total assets(1)	$4,464.5	$2,878.3	$1,357.8	$1,779.6	$—	$10,480.2

(1)	As of December 31, 2008

(2)	During the third quarter 2009, we recorded asbestos-related costs of $222.9 included within Corporate & Other. Refer to Note 16, “Commitments & Contingencies,” for further information related to the asbestos-related charge.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In millions, except share and per share amounts, unless otherwise stated)

Business Overview

ITT Corporation and its subsidiaries (“ITT”, “we”, “us”, “our” and “the Company”) is a global multi-industry leader in high-technology engineering and manufacturing engaged directly and through its subsidiaries. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and the provision of related services. For financial reporting purposes, our businesses are aggregated and organized into three principal business segments, Defense Electronics & Services, Fluid Technology, and Motion & Flow Control.

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

In addition, we consider the following non-GAAP measures to be key performance indicators:

•	“organic sales and revenues,” “organic orders” and “organic operating income” defined as sales and revenues, orders, and operating income, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures.

•	“free cash flow” defined as cash flow from operations less capital expenditures.

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

Executive Summary

ITT reported sales and revenues of $2.7 billion during the third quarter of 2009, a decrease of 6.3% from the $2.9 billion reported during the third quarter of 2008, reflecting challenging market conditions for our Fluid Technology and Motion & Flow Control business segments. Income from continuing operations for the third quarter of 2009 was $66.0 or $0.36 per diluted share, which includes a net after-tax charge of $138.9 or $0.75 per diluted share related to the establishment of an accrual for future asbestos claims. Income from continuing operations for the third quarter decreased $138.5 or 67.7% as compared to the third quarter of 2008. The decrease was primarily driven by the charge for asbestos claims, as well as the impact of lower sales volumes, unfavorable foreign currency and higher restructuring and employee benefit plan costs. These reductions were partially offset by improved margins from productivity improvement initiatives resulting in lower costs of sales and selling, general and administrative (“SG&A”) expenses. The following are financial highlights for the quarter ended September 30, 2009.

•	During the third quarter of 2009 we recognized an after-tax charge of $130.7 to income from continuing operations for the estimated cost of future asbestos claims to be filed over the next ten years, net of an estimate for related insurance recoveries. See the section entitled “Asbestos Matters” and Note 16,

“Commitments & Contingencies” in the Notes to Consolidated Condensed Financial Statements for additional information.

•	The third quarter produced solid organic revenue results consistent with the first half of 2009. Organic revenue for the third quarter ended September 30, 2009 declined 4.4%, as compared to the same prior year period.

•	We generated free cash flow of $454.7 and $916.3 during the third quarter and first nine months of 2009, respectively, representing increases of $106.1 and $156.9 from the same prior year periods. Strong cash flow performance resulted in a net debt to net capital ratio of 8.5% at September 30, 2009 as compared to a 27.9% ratio at December 31, 2008.

•	SG&A expenses decreased during the third quarter of 2009 by 7.1%, from the comparable prior year quarter, reflecting productivity gains from various cost-saving initiatives as well as lower sales volumes. SG&A as a percentage of sales declined 10-basis points to 14.3%. In addition, we incurred $8.9 of restructuring expense during the third quarter of 2009, a $3.9 increase from the prior year.

•	For the second consecutive quarter, the Defense Electronics & Services business segment generated record operating income, which was driven by revenue growth of 1.8% as compared to the third quarter of 2008, and strong operational performance. Operating income for the third quarter of 2009 was $203.3, an 8.3% increase from the third quarter of 2008. However, orders for the segment declined $644.9, or 33.6% to $1,275.3, mainly due to a number of large contract wins that occurred in the third quarter of 2008.

•	Sales and revenues within our Fluid Technology and Motion & Flow Control business segments declined 13.0% and 22.1%, respectively, as compared to the third quarter of 2008, due to overall declines in demand and unfavorable foreign currency fluctuations. Operating income for the quarter declined 18.3% and 27.7% for these segments year over year.

2009 Outlook

The current global economic environment continued to present difficult market conditions during the third quarter and first nine months of 2009, particularly within our Fluid Technology and Motion & Flow Control business segments. We have responded to these uncertain times through various restructuring actions and other cost-saving initiatives that have generated productivity improvements and helped deliver a solid performance. We expect to incur restructuring costs of approximately $35.0 to $40.0 during the fourth quarter of 2009, in addition to the $40.0 incurred during the first nine months of 2009. Going forward in this environment, our continued strategy is to focus on the current needs of our customers, deploy our capital in a disciplined manner, focus on cost controls, and execute on our operational initiatives.

Factors impacting our 2009 performance, compared to 2008, include order and revenue declines in our Fluid Technology and Motion & Flow Control business segments, the establishment of an accrual for potential future asbestos claims estimated to be filed over the next 10 years, unfavorable foreign currency fluctuations, higher pension and other employee benefit-related costs, and benefits from productivity and other cost-saving initiatives.

Known Trends and Uncertainties

The following list represents a summary of trends and uncertainties, which could have a significant impact on our results of operations, financial position and/or cash flows from operating, investing and financing activities.

•	During the third quarter of 2009, we recorded a liability for future unasserted asbestos claims estimated to be filed over a ten-year period, net of insurance and other recoveries. It is probable that we will incur additional liabilities for asbestos claims after the ten-year period and such additional liabilities may be significant. However, we are not able to reasonably estimate additional claims beyond the ten-year period, or the associated liability, at this time.

In addition, we have estimated that we have insurance which will cover 69 percent of the asbestos costs (defense and settlement costs) for pending claims, as well as unasserted claims to be filed over the next 10 years. However, because there are gaps in our coverage, reflecting certain uninsured periods and prior insurance settlements, and we expect that certain policies from some of our primary insurers will exhaust within the next 10 years, the insurance coverage percent is expected to decline for potential additional asbestos liabilities. See Item 1A. “Risk Factors” of Part II “Other Information”, included within this Quarterly Report on Form 10-Q, for additional information on asbestos-related uncertainties.

•	It is difficult to determine the breadth and duration of the current economic decline and the many ways in which it may affect our suppliers, customers and our business in general. Further worsening of these difficult macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

•	Associated with the declines in real estate markets around the world, particularly within the United States and Europe, we have experienced a reduction in demand for portions of our Fluid Technology business segment which sell products with residential and commercial market applications. This trend could continue to adversely affect our business in future periods.

•	While we have experienced relatively stable municipal market demand during the first nine months of 2009, delays or cancellations of municipality projects caused by the uncertain economic environment could adversely affect our Fluid Technology business.

•	A portion of our Fluid Technology business segment provides products to end markets such as oil and gas, power, chemical and mining. Economic conditions negatively impacted this portion of our business during the first nine months of 2009. Changes in economic conditions could impact our results in future periods.

•	The commercial airline industry has been significantly impacted by a decline in passenger and cargo traffic volume over the past twelve months. According to the International Air Transport Association, losses are expected to continue into 2010. Commercial airline carriers have responded through spending cuts, including the postponement of new aircraft purchases and delayed aircraft maintenance. These activities have negatively impacted our Motion & Flow Control business segment throughout 2009. Further worsening or slow recovery of the industry could continue to adversely affect our business in future periods.

•	A connectors industry report, released in early 2009, forecasted a 2009 decline in sales of connectors of approximately 15%. A portion of our Motion & Flow Control business segment is sensitive to trends within the connector industry. Our results through September 30, 2009 reflect declines within the aerospace and industrial connector end-markets.

•	The global automotive and marine markets declined significantly in 2008, with significant contraction in OEM production over the same period. While government automotive stimulus packages introduced during the second and third quarters of 2009 have encouraged moderate recovery within global automotive markets, the stability of the market is still uncertain. Further declines in either the global automotive or marine markets could negatively impact portions of our Motion & Flow Control business segment.

•	Programs supported by our Defense Electronics & Services business segment are generally in line with the fiscal year 2010 budget recently signed by President Obama; however the future impact to our business from U.S. Defense programs will be influenced by the Quadrennial Defense Review and the development of the 2011 Department of Defense budget. Changes in the portion of the U.S. Defense budget allocated to programs supported by our Defense segment could materially impact our business. In addition, the variability of timing and size of key orders could negatively impact our future results.

•	We expect to incur approximately $46.9 of net periodic pension cost in 2009. Changes to our overall pension and other employee-related benefit plans, including material declines in the fair value of our pension plan assets among others, could adversely affect our results of operations beyond 2009, as well as require us to make significant funding contributions.

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

Defense Electronics & Services consists of two major areas: (i) Systems and Services and (ii) Defense Electronics. Systems and Services consists of our Systems and Advanced Engineering & Sciences divisions. Defense Electronics consists of our Electronic Systems, Communications Systems, Space Systems, Night Vision, and Intelligence & Information Warfare divisions. The following information summarizes the goods and services provided by each business to their respective end-markets.

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

Factors that could impact Defense Electronics & Services’ financial results include the level of defense funding by domestic and foreign governments, our ability to receive contract awards, the ability to develop and market products and services for customers outside of traditional markets and our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include new or improved product offerings, new contract wins, successful program execution and increasing our presence in international markets.

Fluid Technology

Our Fluid Technology business segment provides critical products and services in markets that are driven by population growth, increasing environmental regulation, global security and global infrastructure trends. Fluid Technology products include water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with residential, commercial, and industrial applications. The segment comprises three businesses; Water & Wastewater, Residential & Commercial Water, and Industrial Process. The following information summarizes the goods and services provided by each business to their respective end-markets.

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

Factors that could impact Fluid Technology’s financial results include broad economic conditions in markets served, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and service. Primary areas of business focus include new product development, geographic expansion into new markets, facility rationalization and global sourcing of direct material purchases.

Motion & Flow Control

Our Motion & Flow Control business segment comprises a group of businesses providing products and services for the areas of defense, aerospace, industrial, transportation, computer, telecom and marine and leisure. These businesses primarily serve the high-end of their markets, with highly engineered products, high brand recognition and a focus on new product development and operational excellence. Revenue opportunities are balanced between OEM and after-market customers. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing. The following information summarizes the goods and services provided within each of the segments’ businesses.

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

The Motion & Flow Control businesses’ financial results are driven by economic conditions in their major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment.

Consolidated Financial Results

	Three Months Ended September 30			Nine Months Ended September 30
			Increase (Decrease)			Increase (Decrease)
	2009	2008	%/Point Change	2009	2008	%/Point Change

Sales and revenues	$2,697.7	$2,879.3	(6.3)%	$8,034.8	$8,749.8	(8.2)%
Gross profit	774.4	810.7	(4.5)%	2,222.3	2,438.7	(8.9)%
Selling, general and administrative expenses	386.1	415.4	(7.1)%	1,162.4	1,272.2	(8.6)%
Research & development expenses	63.8	60.7	5.1%	174.0	172.5	0.9%
Asbestos-related costs, net	222.9	1.6	—	224.5	11.2	—
Restructuring and asset impairment charges, net	8.9	5.0	78.0%	40.0	15.9	151.6%
Operating income	92.7	328.0	(71.7)%	621.4	966.9	(35.7)%
Interest expense	24.4	29.3	(16.7)%	73.7	101.3	(27.2)%
Interest income	13.8	8.3	66.3%	21.9	24.6	(11.0)%
Income tax expense	11.9	98.6	(87.9)%	104.9	279.9	(62.5)%
Income from continuing operations	66.0	204.5	(67.7)%	455.1	599.7	(24.1)%
Gross margin	28.7%	28.2%	0.50	27.7%	27.9%	(0.20)
Selling, general and administrative expenses as a % of sales	14.3%	14.4%	(0.10)	14.5%	14.5%	—
Research & development expenses as a % of sales	2.4%	2.1%	0.30	2.2%	2.0%	0.20
Operating margin	3.4%	11.4%	(8.00)	7.7%	11.1%	(3.40)
Effective tax rate	15.3%	32.5%	(17.20)	18.7%	31.8%	(13.10)

Sales and Revenues

Sales and revenues for the quarter and nine months ended September 30, 2009 were $2,697.7 and $8,034.8, respectively, representing decreases of 6.3% and 8.2%, respectively, as compared to the same prior year periods. Volume declines, primarily driven by global economic conditions, and unfavorable foreign currency fluctuations continued to negatively impact our Fluid Technology and Motion & Flow Control business segments, resulting in declines of 13.0% and 22.1%, respectively, for the quarter and nine months ended September 30, 2009. These declines were partially offset by modest revenue growth of 1.8% at our Defense Electronics & Services business segment.

The following table illustrates the impact of organic growth, acquisitions and divestitures completed during the period, and foreign currency translation fluctuations on sales and revenues during these periods.

	Three	Nine
	Months	Months
	2009/2008	2009/2008
	% Change	% Change

Organic growth	(4.4)%	(4.6)%
Acquisitions and divestitures	(0.1)%	(0.2)%
Foreign currency translation	(1.8)%	(3.4)%

Sales and revenues	(6.3)%	(8.2)%

During the third quarter and first nine months of 2009, we received orders of $2,406.2 and $7,653.2, representing decreases of $933.8 or 28.0% and $1,251.2 or 14.1%, respectively, from the same prior year periods. Foreign currency fluctuation negatively impacted both quarter-to-date and year-to-date orders by approximately 1.9% and 3.6%, respectively. Each of our business segments experienced a decline in orders during the third quarter of 2009. In the Defense segment, a decline of 33.6% was primarily impacted by inter-quarter timing of orders during both 2008 and 2009. The year-to-date decrease in orders was primarily attributable to declines in our Fluid Technology and Motion & Flow Control segments.

Gross Profit

Gross profit for the quarter and nine months ended September 30, 2009 was $774.4 and $2,222.3, respectively, representing decreases of 4.5% and 8.9%, as compared to the same prior year periods. These decreases are attributable to the decline in sales and revenues and unfavorable foreign currency fluctuations, partially offset by benefits from productivity gains, including efforts to improve supply chain productivity and control material costs. Gross margin increased 50 basis points to 28.7% during the quarter and decreased 20 basis points to 27.7% during the first nine months of 2009. The 50 basis point improvement in third quarter gross margin is due to benefits from productivity improvements and various other cost-saving initiatives, which more than offset the impacts from reductions in sales volumes. The same factors drove the year-to-date gross margin decline of 20 basis points; however, the impact of the sales decline was greater than the benefits provided from productivity improvements.

Selling, General and Administrative Expenses

SG&A decreased 7.1% to $386.1 and 8.6% to $1,162.4 for the quarter and nine months ended September 30, 2009, respectively, as compared to the same prior year periods. The year-over-year decreases for both periods were primarily attributable to cost-saving initiatives in response to declining global economic conditions, lower sales volumes and a benefit from foreign currency exchange translation, partially offset by higher pension and other postretirement plan costs. SG&A decreased as a percentage of sales by 10 basis points to 14.3% and remained at 14.5%, for the quarter and nine months ended September 30, 2009, respectively, as compared to the same prior year periods.

Research and Development Expenses

Research and development expenses (“R&D”) increased $3.1 to $63.8 and $1.5 to $174.0 for the quarter and nine months ended September 30, 2009, respectively. R&D as a percentage of sales increased 30 basis points to 2.4% and 20 basis points to 2.2%, respectively, for the third quarter and nine month period ending September 30, 2009, as we continued our efforts within each of our business segments to support product development.

Asbestos-Related Costs, Net

During the third quarter and first nine months of 2009, we recorded asbestos-related costs of $222.9 and $224.5, respectively. The $222.9 charge recorded during the third quarter relates to estimated asbestos exposure, net of expected insurance recoveries and other recoveries from former ITT entities, for the resolution of all pending claims, as well as unasserted asbestos claims estimated to be filed over the next 10 years. Asbestos-related costs recognized during the same prior year periods totaled $1.6 and $11.2, respectively. See the section entitled “Asbestos Matters” and Note 16, “Commitments & Contingencies” in the Notes to Consolidated Condensed Financial Statements for additional information.

Restructuring and Asset Impairment Charges, Net

During the third quarter and first nine months of 2009, we recorded $8.9 and $40.0, respectively, of restructuring and asset impairment charges, representing increases of $3.9 and $24.1 from the same prior year periods. These charges primarily relate to headcount reductions. See the section entitled “Restructuring and Asset Impairment Charges” and Note 4, “Restructuring and Asset Impairment Charges” in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating Income

Operating income of $92.7 for the third quarter of 2009 and $621.4 for the first nine months of 2009 reflect decreases of 71.7% and 35.7% as compared to the same prior year periods. These decreases are primarily due to recognition of a $222.9 asbestos-related charge, net of estimated insurance recoveries and other recoveries from former ITT entities, during the third quarter of 2009. In addition, the decreases were impacted by lower sales volumes, higher employee benefit plan costs, unfavorable foreign currency fluctuations and increased restructuring costs, partially offset by benefits from productivity and other cost-saving initiatives. Segment operating income decreased 6.4% and 13.5% for the third quarter and first nine months of 2009, respectively, driven by volume declines within our Fluid Technology and Motion & Flow Control business segments, partially offset by operating income growth from our Defense Electronics & Services business segment.

Operating margin for the third quarter and nine months ended September 30, 2009 was 3.4% and 7.7%, respectively, reflecting unfavorable impacts of 8.3% and 2.8% from the asbestos-related charge recognized during the third quarter of 2009. Operating margin for the same prior year periods was 11.4% and 11.1%, respectively. The third quarter 2009 operating margin was also affected by benefits from productivity improvements and various cost-saving initiatives which more than offset unfavorable impacts from reductions in sales volumes and the other drivers mentioned in the paragraph above. The same additional factors also affected the year-to-date operating margin decline, however, the benefits from productivity improvements were not completely offset by the negative impacts from the decline in sales volumes and other drivers mentioned above.

Interest Expense and Interest Income

Interest expense during the quarter and nine months ended September 30, 2009 decreased 16.7% to $24.4 and 27.2% to $73.7, respectively, from the same prior year periods. The decreases are attributable to interest rate declines on our commercial paper and variable rate debt as well as lower year-over-year levels of outstanding commercial paper and a decrease in interest related to taxes, partially offset by interest expense incurred related to the $1.0 billion debt issuance in May 2009.

We recorded interest income of $13.8 for the quarter ended September 30, 2009, an increase of 66.3% as compared to the prior year. This increase during the third quarter of 2009 was primarily due to the recognition of a $10.8 interest refund received in conjunction with an IRS tax settlement, partially offset by a decrease in average interest rates. Interest income for the nine months ended September 30, 2009 was $21.9, representing a decrease of 11.0% due to lower average interest rates during the 2009 periods as compared to the prior year, partially offset by the interest effect of the tax settlement mentioned above.

Income Tax Expense

Income tax expense was $11.9 and $104.9, resulting in an effective tax rate of 15.3% and 18.7% for the quarter and nine months ended September 30, 2009, respectively, compared to $98.6 or 32.5% and $279.9 or 31.8% for the same prior year periods. The decreases in both the quarter and year-to-date tax expense and effective rate are primarily attributable to a tax impact of $83.9 related to the $222.9 asbestos-related charge recorded during the third quarter of 2009. The nine-month period ended September 30, 2009 also included the benefit associated with the completion of a restructuring of certain international legal entities, which resulted in a reduction of the income tax provision in the amount of $57.7. This reduction was based on our determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be permanently reinvested and the associated deferred tax liability would no longer be required.

Discontinued Operations

The results from discontinued operations reduced consolidated net income by $7.0 and $10.6 for the third quarter and nine months ended September 30, 2009, respectively, primarily reflecting a net after-tax charge of $8.0 for asbestos-related matters recognized during the third quarter of 2009. The asbestos-related charge impacting discontinued operations is attributable to a business that we disposed of a number of years ago that was treated as a discontinued operation. Prior year results for the third quarter and nine-month periods ended September 30, 2008 included income from discontinued operations of $11.8 and $9.5, respectively.

Segment Review

	Sales & Revenues		Operating Income		Operating Margin
Three Months Ended September 30	2009	2008	2009	2008	2009	2008

Defense Electronics & Services	$1,567.4	$1,539.5	$203.3	$187.8	13.0%	12.2%
Fluid Technology	825.6	949.3	108.0	132.2	13.1%	13.9%
Motion & Flow Control	306.9	393.8	40.4	55.9	13.1%	14.2%
Eliminations	(2.2)	(3.3)	(259.0)	(47.9)	—	—

Total	$2,697.7	$2,879.3	$92.7	$328.0	3.4%	11.4%

	Sales & Revenues		Operating Income		Operating Margin
Nine Months Ended September 30	2009	2008	2009	2008	2009	2008

Defense Electronics & Services	$4,680.0	$4,646.3	$568.9	$539.5	12.2%	11.6%
Fluid Technology	2,439.0	2,856.3	288.4	373.0	11.8%	13.1%
Motion & Flow Control	921.0	1,256.8	101.5	195.3	11.0%	15.5%
Eliminations	(5.2)	(9.6)	(337.4)	(140.9)	—	—

Total	$8,034.8	$8,749.8	$621.4	$966.9	7.7%	11.1%

Defense Electronics & Services

Sales and revenues for our Defense Electronics & Services segment were $1,567.4 and $4,680.0 for the quarter and nine months ended September 30, 2009, increases of $27.9 or 1.8% and $33.7 or 0.7%, respectively, over the same prior year periods.

The third quarter year-over-year growth was generated by moderate revenue gains at most Defense divisions. The most notable increase was within the Systems Division, which benefited from increased Middle East activity and recent program wins, including the Tethered Aerostat Radar System (“TARS”) and Maxwell Air Force Base. These gains were partially offset by domestic revenue declines at our Communications System Division.

The revenue growth over the first nine months of 2009 was due to gains within our Space Systems Division, specifically related to the GPS Navigation project as well as other classified programs, and various product lines within our Advanced Engineering & Sciences Division and Electronic Systems Division, partially offset by revenue declines within our Communication Systems Division due to the planned reduction of domestic SINCGARS deliveries as well as timing of other programs.

Operating income of $203.3 for the third quarter of 2009 reached a record high for the second consecutive quarter and reflected growth of 8.3% or $15.5 from the third quarter of 2008. Operating income was $568.9 for the first nine months of 2009, an increase of 5.4% or $29.4 over the prior year comparable period. Operating margin increased 80 basis points to 13.0% and 60 basis points to 12.2% for the quarter and nine months ending September 30, 2009, respectively. The year-over-year growth for both the quarter and nine-month periods was primarily attributable to favorable impacts from program mix as well as benefits from productivity and other cost-saving initiatives resulting in reduced costs of sales and SG&A expenses, partially offset by higher employee benefit plan costs.

We received orders of $1,275.3 and $4,332.9 during the third quarter and first nine months of 2009, respectively, decreases of $644.9 or 33.6% and $168.8 or 3.7% as compared to the same prior year periods. The decline in third quarter orders is primarily driven by a reduction in Iraq and Saudi Arabia National Guard related order activity as well as timing of orders on various product lines within our Communication Systems and Electronic System Divisions. Also impacting the decline were large third quarter 2008 orders, including a $433.0 CREW 2.1 Counter-IED Jammers award and a $153.0 Omnibus VII order. The decline in year-to-date orders is primarily attributable to the decline in third quarter 2009 order activity, partially offset by favorable order activity during the first six months of 2009. The favorability of first half orders was primarily driven by a $363.0 domestic SINCGARS order within our Communications Systems Division, a $317.0 award to produce additional CREW 2.1 Counter-IED Jammers, a $138.0 Intelligence & Information Warfare equipment order and a $121.0 U.S. Night Vision order. The level of order activity related to programs within the Defense Electronics & Services business segment can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

Sales and revenues for the quarter and nine months ended September 30, 2009 were $825.6 and $2,439.0, respectively, representing decreases of $123.7 or 13.0% and $417.3 or 14.6%, respectively, from the same prior year periods. The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on sales and revenues during the periods.

	Three	Nine
	Months	Months
	2009/2008	2009/2008
	% Change	% Change

Organic growth	(10.0)%	(7.7)%
Acquisitions	0.9%	0.4%
Foreign currency translation	(3.9)%	(7.3)%

Sales and revenues	(13.0)%	(14.6)%

During the third quarter and first nine months of 2009, the Fluid Technology business segment recognized sales and revenues on a constant currency basis of $862.7 and $2,647.9, respectively, representing decreases of $86.6 or 9.1% and $208.4 or 7.3%, respectively, as compared to the same prior year periods. Unimproved global economic conditions continue to be the primary driver of year-over-year organic revenue declines. Further details are as follows:

Water & Wastewater	Organic revenue decreased $21.3 or 4.9% and $52.7 and 3.9% for the quarter and nine months ended September 30, 2009. The third quarter results reflect weakness in dewatering and slight declines in municipal markets. The nine-month results reflect continued global industrial and commercial market weakness, as well as unfavorable conditions impacting the U.S. municipal market.

Residential & Commercial Water	Organic revenue decreased $52.9 or 15.9% and $137.7 and 14.1% for the quarter and nine months ended September 30, 2009. These results reflect unfavorable U.S. residential market conditions and further commercial market declines.

Industrial Process	Organic revenue decreased $22.2 or 11.3% and $23.4 and 4.0% for the quarter and nine months ended September 30, 2009. The third quarter results reflect continued weakness in the North American general industrial markets, partially offset by increased revenue within the oil & gas and power markets. The nine-month results reflect the decline in global industrial activity and its impact on our project and parts business, partially offset by efforts to reduce backlog.

Operating income for the quarter and nine months ended September 30, 2009 decreased $24.2 or 18.3% and $84.6 or 22.7%, respectively, from the same prior year periods, with an unfavorable impact of 8.5% and 5.2% attributable to foreign currency exchange fluctuations. Operating income was primarily affected by declines in sales volumes and product mix, as well as higher restructuring and employee benefit plan costs, partially offset by benefits from productivity and other cost saving initiatives. Operating margin decreased to 13.1% during the third quarter of 2009 and 11.8% during the first nine months of 2009, primarily reflecting the factors described above.

During the third quarter of 2009, we received orders of $823.0, a decrease of $194.1 or 19.1% from the same prior year period. Orders received during the first nine months of 2009 declined $726.2 or 23.1% to $2,416.4 from the same prior year period. On an organic basis, orders declined 15.5% and 15.9% for the quarter and nine-month periods ended September 30, 2009, respectively, with more than 80% of the decline attributable to our Industrial Process and Residential & Commercial Water businesses. The order decline trend for these businesses is consistent with the industry and markets in which the businesses serve. Our Water & Wastewater business, which declined 4.0% and 4.3% organically for the quarter and nine-month periods ended September 30, 2009, respectively, was impacted by unfavorable municipal market conditions, partially offset by a few large project orders in North America and the EMEA region.

Motion & Flow Control

Sales and revenues for the quarter and nine months ended September 30, 2009 were $306.9 and $921.0, representing decreases of $86.9 or 22.1% and $335.8 or 26.7%, respectively, from the same prior year periods. The following table illustrates the impact of organic growth, acquisitions and divestitures completed during the period, and foreign currency translation fluctuations on sales and revenues during the periods.

	Three	Nine
	Months	Months
	2009/2008	2009/2008
	% Change	% Change

Organic growth	(15.8)%	(17.9)%
Acquisitions and divestitures	(2.7)%	(2.2)%
Foreign currency translation	(3.6)%	(6.6)%

Sales and revenues	(22.1)%	(26.7)%

During the third quarter and first nine months of 2009, the Motion & Flow Control business segment recognized sales and revenues on a constant currency basis of $321.1 and $1,004.7, respectively. This represents a decrease of $72.7 or 18.5% and $252.1 or 20.1% as compared to the same prior year periods, including decreased organic sales of $62.2 and $224.8, respectively. Unimproved global economic conditions continue to be the primary driver of year-over-year organic revenue declines. Further details are as follows:

Motion Technologies	Organic sales decreased $4.1 or 3.1% and $55.7 or 12.1% for the quarter and nine months ended September 30, 2009. These results reflect the automotive market decline, partially offset during the third quarter by benefits derived from European government stimulus. We anticipate that benefits from such programs will end during the fourth quarter of 2009.

Interconnect Solutions	Organic sales decreased $34.9 or 29.5% and $88.2 and 25.1% for the quarter and nine months ended September 30, 2009. Third quarter results reflect unfavorable performance within the oil & gas and general industrial connector markets. Year-to-date results also reflect these conditions, partially offset by rail and communications market share gains.

Flow Control	Organic sales decreased $6.0 or 9.7% and $35.7 and 17.6% for the quarter and nine months ended September 30, 2009. The decrease was primarily attributable to declines within the leisure marine and global industrial markets, partially offset by market share gains in the beverage industry.

Control Technologies	Organic sales decreased $16.0 or 19.5% and $41.3 and 16.9% for the quarter and nine months ended September 30, 2009. These results reflect a reduction in commercial aerospace OEM production and sluggish after-market sales performance, as well as the impact of slowed industrial production activity.

Operating income for the quarter and nine months ended September 30, 2009 decreased $15.5 or 27.7% and $93.8 or 48.0%, respectively, from the same prior year periods, with an unfavorable impact of 7.3% and 9.9% attributable to foreign currency exchange fluctuations. Operating income for the quarter was primarily affected by decreases in sales volume, as well as higher employee benefit plan costs, partially offset by benefits from productivity and other cost-saving initiatives. The same factors, as well as higher restructuring costs, impacted the year-to-date decline. Operating margin decreased to 13.2% during the third quarter of 2009 and 11.0% during the first nine months of 2009, primarily reflecting the factors described above.

The Motion & Flow Control business segment received orders of $314.8 for the third quarter of 2009, a decrease of $87.5 or 21.8% from the same prior year period. Foreign currency translation unfavorably impacted orders by $15.7 or 3.9%. Orders received during the nine-month period ended September 30, 2009 declined $355.7 or 28.1% to $911.0, including an unfavorable impact from foreign currency translation of $81.3 or 6.4%. Organic orders decreased $61.9 or 15.4% and $246.8 or 19.5%, respectively, as compared to the same prior year periods. These results are primarily attributable to the decline in global economic conditions, noting significant impacts within the industrial, aerospace and automotive markets.

Corporate and Other

Corporate expenses of $259.0 and $337.4 for the quarter and nine months ended September 30, 2009 increased $211.1 and $196.5, respectively, as compared to the same prior year periods. These increases were primarily due to the $222.9 asbestos-related charge recognized during the third quarter of 2009, partially offset by lower costs associated with other litigation matters, as well as investment gains on corporate-owned life insurance policies and lower spending across corporate departments.

Restructuring and Asset Impairment Charges

Third Quarter 2009 Restructuring Activities

During the third quarter of 2009, we recorded a net restructuring charge of $8.9, reflecting costs of $6.4 related to new actions and $3.3 related to prior actions, as well as the reversal of $0.8 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the third quarter of 2009 primarily represent severance costs associated with headcount reductions within the Fluid Technology, Motion & Flow Control and Defense Electronics & Services business segments. Planned position eliminations relating to current quarter actions total 171, including 68 factory workers, 98 office workers and 5 management employees. The costs recognized during the quarter for previous actions primarily reflect additional severance costs.

We made restructuring payments of $15.3 during the third quarter of 2009, of which $1.3 related to actions announced during the quarter and $14.0 related to prior actions. The projected future savings from restructuring actions announced during the third quarter of 2009 are approximately $2.3 during 2009 and $43.3 between 2010 and 2014. The following table details the components of the third quarter 2009 restructuring charge.

	2009 Actions — Three Months Ended September 30					Prior
		Lease			Planned	Actions
		Cancellation &	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Other Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$2.5	$0.8	$0.1	$3.4	89	$1.7	$(0.2)
Motion & Flow Control	1.2	0.1	—	1.3	50	1.3	(0.4)
Defense Electronics & Services	0.4	0.9	0.4	1.7	32	0.3	(0.2)

	$4.1	$1.8	$0.5	$6.4	171	$3.3	$(0.8)

Nine Months 2009 Restructuring Activities

During the first nine months of 2009, we recorded a net restructuring charge of $40.0 reflecting costs of $32.1 related to new actions and $9.4 related to prior years’ plans, as well as the reversal of $1.5 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first nine months of 2009 primarily represent severance costs associated with reductions in headcount within the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations relating to this period total 702, including 290 factory workers, 390 office workers and 22 management employees. The costs recognized during the first nine months of 2009 related to prior years’ plans of $9.4 primarily reflect additional severance and lease cancellation costs.

We made restructuring payments of $62.1 during the first nine months of 2009, of which $14.5 related to actions announced during the first nine months of 2009 and $47.6 related to prior years’ plans. The projected future savings from restructuring actions announced during the first nine months of 2009 are approximately $19.1 during 2009 and $211.9 between 2010 and 2014. The following table details the components of the first nine months 2009 restructuring charges.

	2009 Actions — Nine Months Ended September 30						Prior
		Other	Lease			Planned	Years’ Plans
		Employee	Cancellation &	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Related Costs	Other Costs	Write-offs	Total	Eliminations	Costs	Accruals

Fluid Technology	$17.9	$0.2	$1.7	$0.4	$20.2	347	$3.8	$(0.4)
Motion & Flow Control	7.5	0.4	0.1	0.4	8.4	273	2.7	(0.6)
Defense Electronics & Services	1.3	—	0.9	0.5	2.7	71	2.9	(0.3)
Corporate and Other	0.6	0.2	—	—	0.8	11	—	(0.2)

	$27.3	$0.8	$2.7	$1.3	$32.1	702	$9.4	$(1.5)

During the fourth quarter of 2008, we initiated restructuring activities in response to global economic downturn. To date we have recognized total restructuring costs, including non-cash related charges, of $64.6 on the fourth quarter 2008 plan and made total payments of $49.9. We do not expect to incur significant additional costs associated with this plan in future periods. We expect to make additional payments of approximately $6.8 during the remaining three months of 2009 and approximately $4.0 in periods thereafter.

Additionally, we expect to incur restructuring costs of approximately $35.0 to $40.0 during the fourth quarter of 2009, in addition to the $40.0 incurred during the first nine months of 2009.

Third Quarter 2008 Restructuring Activities

During the third quarter of 2008, we recorded a net restructuring charge of $3.9, reflecting costs of $1.9 related to new actions and $2.0 related to prior actions. The charges associated with actions announced during the third quarter of 2008 represented a reduction of structural costs in the Fluid Technology and Motion & Flow Control business segments. Planned position eliminations total 23, including 21 office workers and two management employees. The projected future savings from restructuring actions announced during the third quarter of 2008 are approximately $1.7 during 2009 and $6.8 between 2010 and 2013. The costs associated with prior actions reflected severance, lease cancellation and move-related costs.

	2008 Actions — Three Months Ended September 30				Prior
		Other		Planned	Actions
		Employee-		Position	Additional
Components of Charge	Severance	Related Costs	Total	Eliminations	Costs

Fluid Technology	$1.2	$—	$1.2	22	$1.4
Motion & Flow Control	0.5	0.2	0.7	1	0.6

	$1.7	$0.2	$1.9	23	$2.0

Nine Months 2008 Restructuring Activities

During the nine months ended September 30, 2008, we recorded a net restructuring charge of $14.8, reflecting costs of $9.3 related to new actions and $6.6 related to prior years’ plans, as well as the reversal of $1.1 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first nine months of 2008 primarily represented a reduction of structural costs in all business segments and a site closure within the Motion & Flow Control business segment. Planned position eliminations total 98, including 13 factory workers, 73 office workers and 12 management employees. The projected future savings from restructuring actions announced during the first nine months of 2008 are approximately $9.5 during 2009 and $38.3 between 2010 and 2013. The costs associated with the prior years’ plans primarily reflected severance costs, as well as lease cancellation and move-related costs.

	2008 Actions — Nine Months Ended September 30					Prior
		Other	Lease		Planned	Years’ Plans
		Employee-	Cancellation &		Position	Additional	Reversal of
Components of Charge	Severance	Related Costs	Other Costs	Total	Eliminations	Costs	Accruals

Fluid Technology	$5.4	$0.2	$0.4	$6.0	73	$3.0	$(0.6)
Defense Electronics & Services	1.3	—	0.3	1.6	13	0.1	(0.2)
Motion & Flow Control	0.9	0.2	—	1.1	11	3.5	(0.3)
Corporate and Other	0.5	—	0.1	0.6	1	—	—

	$8.1	$0.4	$0.8	$9.3	98	$6.6	$(1.1)

Asbestos Matters

ITT, including its subsidiary Goulds Pumps, Inc. (“Goulds”), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

As of September 30, 2009, there were 106,121 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2009	2008

Open claims* — January 1	106,214 **	102,568
New claims	2,608	5,252
Settlements	(774)	(1,535)
Dismissals	(1,927)	(2,659)

Open claims* — September 30	106,121	103,626

*	Excludes 34,813 claims that have been placed on inactive dockets and the Company believes that they will not be litigated. Almost all of these claims are related to maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”).

**	The January 1, 2009 amount reflects an adjustment to that previously disclosed to increase the number of open claims by 3,208 as a result of our transition to our own comprehensive database as we have assumed responsibility for administering our asbestos claims from our primary insurance companies.

Frequently, the plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 43,568 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the

Company. As a result, management believes that approximately 90 percent of the 106,121 open claims have little or no value. The average payment per resolved claim for the nine months ended September 2009 and 2008 was $11.3 thousand and $8.0 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.

Historically, we have recorded a liability for pending asbestos claims only. As previously disclosed in our 2008 Annual Report on Form 10-K, while it was probable that we would incur additional costs for future claims to be filed against the Company, a liability for potential future claims was not reasonably estimable due to a number of factors. To begin with, our primary insurance carriers managed and paid all settlements and legal costs directly. This was compounded by the fact that, as part of their claims administration processes, the insurance companies maintained limited claims information and insufficient detail critical to estimate potential liability for future claims, such as disease type. Lastly, the insurers restricted our access to claim filings and related information.

Over the past several years, we have negotiated coverage-in-place agreements with several of our insurers under which we have assumed responsibility for administering the asbestos claims. Since taking over the claims administration process, we have, over time, gained considerable knowledge of the claims. In addition, at the end of 2008 we engaged an outside consultant to construct a comprehensive database of claims filed against the Company. With the completion of this work in early third quarter of 2009, we were able to develop and analyze key data, such as the settlements and dismissals by disease type, necessary to estimate our exposure to potential future asbestos claims. In the third quarter of 2009, we engaged a leading consultant of asbestos-related professional services to assist us in estimating our asbestos liability for both pending and unasserted claims. This firm reviewed information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements, and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant and the time lag from filing to disposition of claims.

Specifically, the methodology used to estimate our total liability for pending and unasserted future asbestos claims relied upon and included the following key factors:

•	interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

•	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

•	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s most recent claims experience history;

•	an analysis of the Company’s pending cases, by disease type;

•	an analysis of the Company’s most recent history to determine the average settlement and resolution value of claims, by disease type;

•	an analysis of the Company’s defense costs in relation to its settlement costs and resolved claims;

•	an adjustment for inflation in the future average settlement value of claims and defense costs at a 2.2% annual rate; and

•	an analysis of the time over which the Company is likely to resolve asbestos claims.

The liability estimate is most sensitive to those factors surrounding mesothelioma claims as these claims represent nearly 90 percent of the total liability. These factors include the number of new mesothelioma claims filed against the Company, the average settlement costs for mesothelioma claims, and the percentage of mesothelioma claims dismissed against the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate.

The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period including the last few years for claims filed, settled and dismissed. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across eleven different industry and occupation categories believed to have been exposed to asbestos. Using that information for the industry and occupation categories relevant to the Company, an estimate was developed of the number of future claims to be filed against the Company, as well as the aggregate settlement costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience as well as discussions with the Company’s defense counsel. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input in estimating the liability. Our assessment of the underlying assumptions is based upon recent experience and future expectations, yielding only one value for each assumption.

Based on this methodology, in the third quarter of 2009, we increased our estimated total undiscounted asbestos liability, including legal fees, by $686.1 to $917.4 ($64.7 current liability within “Accrued expenses” and $852.7 non-current liability), reflecting costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The $917.4 liability represents our best estimate based upon current, known information. While there are other potential estimates, our methodology does not create a range of estimates of reasonably possible outcomes as we have determined our point estimate based upon our assessment of the value of each underlying assumption. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we will reassess the projected liability of unasserted asbestos claims to be filed over the next 10 years, maintaining a rolling 10 year projection. Additionally, we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.

In the third quarter of 2009, the Company recorded a $450.3 increase in its asbestos-related assets to $659.0 ($57.4 current asset within “Other current assets” and $601.6 non-current asset). The asset is comprised of an insurance asset of $630.2 ($55.6 current asset and $574.6 non-current asset) as well as receivables from former ITT entities totaling $28.8 ($1.8 current asset and $27.0 non-current asset) for their portion of the asbestos liability related to a former business whose liability is shared in accordance with the Distribution Agreement (refer to ITT’s 2008 Annual Report on Form 10-K, Item 1. “- Company History and Certain Relationships” for a description of the Distribution and the Distribution Agreement). We will update our assessment of the asbestos-related assets on a quarterly basis in conjunction with the aforementioned update of the asbestos liability.

The insurance asset of $630.2 represents our best estimate of probable insurance recoveries for the asbestos liabilities for pending claims, as well as unasserted claims to be filed over the next 10 years. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements with its insurers, as well as a number of additional factors. These additional factors include current levels of recovery experience, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies. In addition, the Company retained an insurance consulting firm to assist management in the estimation of probable insurance recoveries based upon the analysis of policy terms, the likelihood of recovery provided by our legal counsel assuming the continued viability of those insurance carriers which are currently solvent and incorporating risk mitigation judgments where policy terms or other factors were not certain.

We have estimated that we have insurance which will cover 69 percent of the asbestos costs (defense and settlement costs) for pending claims as well as unasserted claims to be filed over the next 10 years. However, because there are gaps in our coverage, reflecting certain uninsured periods and prior insurance settlements, and we expect that certain policies from some of our primary insurers will exhaust within the next 10 years, the insurance coverage percent is expected to decline for potential additional asbestos liabilities. The tenth year of our projection of the unasserted asbestos claims liability against the related insurance asset declines to approximately 25 percent. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

The Company’s estimated asbestos exposure, net of expected insurance recoveries and other recoveries from former ITT entities, for the resolution of all pending and estimated unasserted asbestos claims to be filed within the next 10 years was $258.4 as of September 30, 2009. The Company’s estimate of the cost of pending claims, net of insurance recoveries, was $24.7 as of December 31, 2008. A certain portion of the liability and corresponding asbestos asset relates to a business which we disposed of a number of years ago that is treated as discontinued operations.

The resultant third quarter 2009 net asbestos charge to income is summarized as follows:

	Pre-Tax	After-Tax

Continuing operations	$222.9	$138.9
Discontinued operations	12.9	8.0

Total	$235.8	$146.9

The $222.9 pre-tax charge to continuing operations was comprised of $13.3 ($8.2 after-tax) for the updated assessment of the net liability for pending claims and $209.6 ($130.7 after-tax) for the initial recording in the quarter of the net liability for the estimated future claims to be filed over the next 10 years.

Subject to the qualifications regarding uncertainties previously described, it is expected that future annual net cash outflows related to pending claims and unasserted claims to be filed over the next 10 years will extend through approximately 2023 due to the time lag between the filing of a claim and its resolution. These annual net cash outflows are projected to be approximately $15 over the next several years, relatively constant with recent levels, and increase to $30 to $40 by 2019.

The underlying asbestos liability and corresponding insurance asset are based upon current, known information. However, future events affecting the key factors and other variables for either the asbestos liability or the insurance asset could cause the actual costs and insurance recoveries to be higher or lower than currently estimated. Due to these uncertainties as well as our inability to reasonably estimate any additional asbestos liability for claims filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected insurance recoveries, could have a material adverse effect on our financial position and on the results of operations or cash flows for a particular period.

Employee Benefit Plans

Pension and Postretirement Cost

Net periodic pension cost was $14.8 and $35.0 during the third quarter and first nine months of 2009, respectively, increases of $14.6 and $34.7 over the same prior year periods, primarily due to the effect of an increase in the amortization of actuarial losses, and lower expected returns on plan assets, partially offset by an increase in the discount rate for our foreign plans. Based on the facts and circumstances described below, the increase in net periodic pension cost will be partially offset by recoveries of costs under our U.S. Government contracts. In 2009, we expect to incur approximately $46.9 of net periodic pension cost that will be recorded in the Consolidated Income Statement.

Net periodic postretirement cost was $12.8 in the third quarter of 2009 compared to $7.9 during the same 2008 period. Net periodic postretirement cost was $38.4 in the first nine months of 2009 compared to $23.8 during the same 2008 period. These increases were primarily due to the effect of an increase in the amortization of actuarial losses and lower expected returns on plan assets due to lower asset levels.

Plan Contributions

Funding requirements under IRS rules are a major consideration in making contributions to our pension plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. ITT contributed approximately $51.5 to its various plans during the first nine months of 2009. Additional contributions ranging between $4.0 and $6.0 are expected over the balance of 2009. In 2008, we contributed $24.1 to pension plans, including $21.6 million during the first nine months of the year.

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

Cash Flow Summary

	Nine Months Ended
	September 30
	2009	2008

Operating Activities	$1,056.7	$896.0
Investing Activities	(161.0)	(362.5)
Financing Activities	(564.2)	(1,396.4)
Foreign Exchange	53.1	(12.2)

Cash and cash equivalents increased $382.8 to $1,347.7 during the first nine months of 2009. The $1,056.7 of cash generated from operating activities more than funded the $564.2 and $161.0 use of cash in financing and investing activities, respectively. These uses of cash were due to a $463.8 net repayment of debt combined with investments in the business of $140.4 in capital expenditures and $34.2 in acquisitions, while at the same time returning value to the shareholders through $109.2 of dividend payments, an increase of 23% from the same prior year period.

Operating Activities

Cash provided by operating activities in the first nine months of 2009 increased $160.7 from the prior year. This increase is largely the result of a net cash improvement of $226.2 from working capital, partially offset by a $70.6 increased use in other current and non-current assets. The working capital improvement was primarily due to cash inflows from accounts receivable across each of our business segments due to lower sales volumes and improved collections. The increased use of cash for other current and non-current assets was primarily driven by pension plan contributions as well as increases in prepaid and other current assets. The $144.6 reduction in income from continuing operations as compared to the prior year was due to the increase in non-cash asbestos costs of $213.3, excluding the income tax benefit reflected within accrued and deferred taxes and, as a result, did not have an impact on cash flows from operating activities. The net asbestos payments were insignificant in each of the nine-month periods presented. The net annual cash outflows related to the recorded asbestos liability are projected to be approximately $15 over the next several years, relatively consistent with recent levels, and increase to approximately $30 to $40 by 2019.

Investing Activities

Capital expenditures:

Capital expenditures during the first nine months of 2009 were $140.4, an increase of $3.8 as compared to the prior year. The increase is driven by investments in support of the Automated Dependent Surveillance-Broadcast (ADS-B) contract with the Federal Aviation Administration in the Defense Electronics & Services business segment as well as an investment in IT infrastructure. These incremental investments were largely mitigated by the absence of prior years investments for ITT’s new headquarters that consolidated the corporate headquarters with the headquarters operations of its Fluid Technology and Motion & Flow Control business segments, in addition to reductions in Fluid Technology and Motion & Flow Control business segments in response to reduced revenues.

Acquisitions:

During the first nine months of 2009, we spent $34.2 primarily on acquisitions of two businesses within our Fluid Technology business segment.

During the first nine months of 2008, we spent $194.8 related to additional costs for the EDO acquisition within the Defense Electronics & Services business segment. We also spent $46.2 on acquisitions of several other smaller companies.

Financing Activities

Debt:

During the first nine months of 2009, we used $463.8 for net debt repayments. In May 2009, the Company issued $500.0 of 4.9% Senior Notes due 2014 and $500.0 of 6.125% Senior Notes due 2019 (collectively, the “Notes”). The Notes are senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness. The offering resulted in net proceeds of $992.1. These proceeds combined with cash from operations were used to pay $1,435.3 of short-term debt and $20.8 of long-term debt.

During the first nine months of 2008, our use of cash pertaining to net repayments of short-term debt of $1,254.1 was primarily due to the payment of debt related to the financing of the EDO acquisition.

Dividends:

In the first nine months of 2009, we made $109.2 of dividend payments to shareholders, a 23% increase over the prior year. We made $89.1 of dividend payments to shareholders in the first nine months of 2008, a 25% increase over the prior year.

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

We believe that available cash, our committed credit facility and access to the public debt markets provide adequate short-term and long-term liquidity. We expect that cash flows from operations and our access to the commercial paper market will be sufficient to meet our short-term funding requirements. If our access to the commercial paper market is adversely affected, we believe that alternative sources of liquidity, including available cash and our existing committed credit facility, would be sufficient to meet our short-term funding requirements.

We do not believe the asbestos-related liability established during the third quarter of 2009 for unasserted claims to be filed over the next 10 years will result in a material impact to either our short-term or long-term liquidity positions, nor do we anticipate the liability for claims to be filed over the next 10 years will have a material impact to our net annual cash flows.

Current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$1,347.7	$964.9

Short-term debt and current maturities of long-term debt	242.8	1,679.0
Long-term debt	1,439.7	467.9

Total debt	1,682.5	2,146.9

Total shareholders’ equity	3,588.1	3,059.9

Total capitalization (debt plus equity)	$5,270.6	$5,206.8

Debt to total capitalization	31.9%	41.2%
Net debt (debt less cash and cash equivalents)	334.8	1,182.0
Net capitalization (debt plus equity less cash and cash equivalents)	3,922.9	4,241.9
Net debt to net capitalization	8.5%	27.9%

Credit Facilities and Commercial Paper Program

In November 2005, ITT entered into a five-year revolving credit agreement (the “November 2005 Credit Facility”), in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised the option to increase the principal amount under the revolving credit agreement to $1.75 billion. As of September 30, 2009, we were in compliance with the financial covenants specified under this agreement. During the first quarter of 2009, the $1.0 billion March 2008 Credit Facility (a 364-day revolving credit agreement) expired and was not renewed. The following table illustrates our commercial paper balance and credit facility amount in excess of the commercial paper balance as of September 30, 2009.

Amount in
	Credit	Commercial	Excess of
	Facility	Paper	Commercial
	Amount	Outstanding	Paper Balance

November 2005 Credit Facility	$1,750.0	$224.8	$1,525.2

Contractual Obligations and Off-Balance Sheet Arrangements

In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $50.2, which is the maximum amount of undiscounted future payments. We are obligated to make payments under the residual value guarantee to the extent the fair value of the aircraft is less than the residual value guarantee upon termination of the agreement. During the first quarter of 2009, we projected the fair value of the aircraft to be less than the residual value guarantee. Accordingly, we recorded a loss contingency of $5.1, which represented the excess of the projected loss over a deferred gain of $5.4 recorded in connection with the sale leaseback transaction. As of September 30, 2009, our projected fair value of the aircraft remains consistent with our prior assessment.

There have been no other significant changes to those contractual obligations and off-balance sheet arrangements disclosed in the 2008 Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting estimates during the first nine months of 2009, with the exception of asbestos-related estimates which are described below.

Asbestos Matters

ITT, including its subsidiary Goulds Pumps, Inc. (“Goulds”), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

Estimating our exposure to asbestos claims is subject to significant management judgment, as there is significant uncertainty and risk associated with the variables that can affect the timing, severity, quantity and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period including the last few years for claims filed, settled and dismissed. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across eleven different industry and occupation categories believed to have been exposed to asbestos. Using that information for the industry and occupation categories relevant to the Company, an estimate was developed of the number of future claims to be filed against the Company, as well as the aggregate settlement costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience as well as discussions with the Company’s defense counsel. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input in estimating the liability. Our assessment of the underlying assumptions is based upon recent experience and future expectations, yielding only one value for each assumption.

The liability estimate is most sensitive to those factors surrounding mesothelioma claims as these claims represent nearly 90 percent of the total liability. These factors include the number of new mesothelioma claims filed against the Company, the average settlement costs for mesothelioma claims, and the percentage of mesothelioma claims dismissed against the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate.

The recorded liability represents our best estimate based upon current, known information. While there are other potential estimates, our methodology does not create a range of estimates of reasonably possible outcomes as we have determined our point estimate based upon our assessment of the value of each underlying assumption. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we will reassess the projected liability of unasserted asbestos claims to be filed over the next 10 years, maintaining a rolling 10 year projection. Additionally, we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.

We record a corresponding asbestos related insurance asset that represents our best estimate of probable insurance recoveries for the asbestos liabilities for pending claims, as well as unasserted claims to be filed over the next 10 years. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements with its insurers, as well as a number of additional factors. These additional factors include current levels of recovery experience, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies. In addition, the Company retained an insurance consulting firm to assist management in the estimation of probable insurance recoveries based upon the analysis of policy terms, the likelihood of recovery provided by our legal counsel assuming the continued viability of those insurance carriers which are currently solvent and incorporating risk mitigation judgments where policy terms or other factors were not certain.

We have estimated that we have insurance which will cover 69 percent of the asbestos costs (defense and settlement costs) for pending claims as well as unasserted claims to be filed over the next 10 years. However, because there are gaps in our coverage, reflecting certain uninsured periods and prior insurance settlements, and we expect that certain policies from some of our primary insurers will exhaust within the next 10 years, the insurance coverage percent is expected to decline for potential additional asbestos liabilities. The tenth year of our projection of the unasserted asbestos claims liability against the related insurance asset declines to approximately 25 percent. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.

The underlying asbestos liability and corresponding insurance asset are based upon current, known information. However, future events affecting the key factors and other variables for either the asbestos liability or the insurance asset could cause the actual costs and insurance recoveries to be higher or lower than currently estimated. Due to these uncertainties as well as our inability to reasonably estimate any additional asbestos liability for claims filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected insurance recoveries, could have a material adverse effect on our financial position and on the results of operations or cash flows for a particular period.

For further discussion of these contingencies, including management’s judgment applied in the recognition and measurement of asbestos assets and liabilities refer to Note 16 of the Notes to our Consolidated Condensed Financial Statements.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements,” in the Notes to Consolidated Condensed Financial Statements for further information on recently adopted accounting pronouncements and pronouncements not yet adopted.

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

•	Economic, political and social conditions in the countries in which we conduct our businesses;

•	Changes in government defense budgets;

•	Decline in consumer spending;

•	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;

•	Interest and foreign currency exchange rate fluctuations;

•	Competition and industry capacity and production rates;

•	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;

•	Availability of adequate labor, commodities, supplies and raw materials;

•	Sales and revenues mix and pricing levels;

•	Acquisitions or divestitures;

•	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;

•	Government regulations and compliance therewith;

•	Governmental investigations;

•	Changes in technology;

•	Potential future employee benefit plan contributions and other employment and pension matters;

•	Contingencies related to actual or alleged environmental contamination, claims and concerns;

•	Uncertainties with respect to our estimation of asbestos liability exposure and related insurance recoveries;

•	Intellectual property matters;

•	Personal injury claims;

•	Changes in generally accepted accounting principles; and

•	Other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2008 Annual Report on Form 10-K.

Item 4.
CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report the Company’s disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, except for continued enhancements related to the second quarter upgrade to our financial consolidation system which was used to produce certain information contained in this quarterly report. The upgrade was subject to comprehensive testing and review and we believe that appropriate internal controls are in place with the upgraded system.

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

See Note 16 “Commitments and Contingencies,” in the Notes to unaudited interim Consolidated Condensed Financial Statements for further information.

Item 1A.
RISK FACTORS

Following are changes to risk factors as disclosed in our 2008 Annual Report on Form 10-K:

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

Our exposure to pending and future asbestos claims and related assets, liabilities, and cash flows are subject to significant uncertainties, which could have adverse effects on our financial condition, results of operations and cash flows.

ITT, including its subsidiary Goulds Pumps, Inc., has been named as a defendant in numerous lawsuits and claims in which the plaintiffs claim damages for personal injury arising from exposure to asbestos in connection with certain products sold or distributed that may have contained asbestos. We expect to be named as defendants in similar actions in the future. The estimated liability is based on assumptions with respect to the plaintiffs’ propensity to sue, claim acceptance rates, disease type, historic settlement and defense costs and other variables based on a certain recent time periods. Those assumptions and time periods ultimately may or may not be proven to be reliable predictors of future trends. A significant change in one or more of the variables or the assumptions could substantially change the estimated liability. Although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time.

There are also significant assumptions made in developing the estimates of the related probable insurance recoveries. These assumptions, such as policy triggers, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers, may or may not be proven to be correct and if incorrect could directly affect whether and how the insurers will be available to pay the Company’s asbestos costs. Finally, there are inherent uncertainties in litigation. We cannot give any assurances regarding the outcome of any litigation to enforce our rights under our insurance policies.

Due to the uncertainties as well as our inability to reasonably estimate any additional asbestos liability for claims filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected insurance recoveries, could have a material adverse effect on our financial position and on the results of operations or cash flows for a particular period.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs(2)	Plans or Programs
				(In millions)

7/1/09 — 7/31/09	—	$—	—	$569.2
8/1/09 — 8/31/09	—	$—	—	$569.2
9/1/09 — 9/30/09	—	$—	—	$569.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a three-year $1 billion share repurchase program. On December 16, 2008, we announced that the ITT Board of Directors had approved the elimination of the expiration date with respect to the repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, repay debt, complete strategic acquisitions, and repurchase common stock. As of September 30, 2009, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

November 2, 2009

EXHIBIT INDEX

Exhibit
Number		Description	Location

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of May 13, 2008	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended July 15, 2009	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated July 15, 2009 (CIK No. 216228, File No. 1-5672).
(4)		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10.1)	*	Separation Agreement between Nicholas P. Hill and ITT Corporation dated February 20, 2009	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.2)	*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger (amended as of December 18, 2008)	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated December 19, 2008. (CIK No. 216228, File No. 1-5672).
(10.3)	*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.4)	*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.5)	*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.6)	*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.7)	*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.8)	*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.9)	*	ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.9 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.10)	*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11)	*	ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.12)	*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.12 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.13)	*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.14)	*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA. Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.15)	*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB. Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.16)	*	ITT Excess Pension Plan IIA formally known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004) originally effective as of January 1, 1988. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.17)	*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004). Amended and restated effective December 31, 2008	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.18)	*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.18 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.20)	Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)	Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)	Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)	Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.27)		Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)	*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29)	*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)	*	Transition Memorandum and Separation Agreement dated February 23, 2009 between Vincent A. Maffeo and ITT Corporation	Incorporated by reference to Exhibit 10.31 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.32)	*	ITT Corporation Senior Executive Severance Pay Plan. (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)	Incorporated by reference to Exhibit 10.32 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)	*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)	*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)	*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.40)	*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.41)		Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).
(10.42)		Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).
(10.43)		Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.44)		Senior Notes Offering	Incorporated by reference to Exhibit 9.01(d) to ITT Corporations Form 8-K dated April 28, 2009 (CIK No. 216228, File No. 1-5672)
(10.45)		Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).
(10.46)		ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement — Non-Employee Director	Incorporated by reference to Exhibit 10.46 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(10.47)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.47 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.48)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.49)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.49 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.50)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.50 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.51)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Incorporated by reference to Exhibit 10.51 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.52)	ITT 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.52 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).

Exhibit
Number		Description	Location

(10.53)		ITT Corporation Non-Employee Director Deferred Restricted Stock Unit Award Subsequent Election Form	Incorporated by reference to Exhibit 10.53 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.54)		ITT Director Consent Letter — Required Modifications to Prior Annual Retainer Deferrals	Incorporated by reference to Exhibit 10.54 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.55)	*	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. As Amended and Restated as of December 31, 2008	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.56)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A)	Incorporated by reference to Exhibit 10.56 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).
(10.57)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non Band A)	Incorporated by reference to Exhibit 10.57 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).
(18)		Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006 (CIK No. 216228, File No. 1-5672).
(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Location

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).
(99.2)	Administrative Compliance Agreement filed October 11, 2007 between ITT Corporation and The United States Agency (Suspensions’ Department Affiliate for the U.S. Army) on behalf of the U.S. Government	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated October 12, 2007 (CIK No. 216228, File No. 1-5672).

Exhibit
Number	Description	Location

(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text	Submitted electronically with this report.

*	Management compensatory plan