Form 10-K
period 2009-12-31
ITT CORP
filed 2010-03-01
CIK 216228

FORM 10-K
ANNUAL REPORT

Pursuant to Section 13 of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2009

2009

NOTICE
This document is a copy of the Annual Report filed by ITT Corporation, with the Securities and Exchange Commission and the New York Stock Exchange. It has not been approved or disapproved by the Commission nor has the Commission passed upon its accuracy or adequacy.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2009 was approximately $8.1 billion.
As of January 29, 2010, there were outstanding 182.9 million shares of common stock, $1 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 11, 2010, are incorporated by reference in Part III of this Form 10-K.

*  Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

PART I

ITEM 1.	BUSINESS
(In millions, except per share amounts, unless otherwise stated)

GENERAL
ITT Corporation is a global multi-industry high-technology engineering and manufacturing organization engaged directly and through its subsidiaries, with approximately 40,200 employees operating in 62 countries. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and by providing services in three vital markets: global defense and security, water and fluids management, and motion and flow control. Our portfolio of our three core businesses is focused on making a difference to our communities and the world. From climate change and water scarcity to population growth, infrastructure modernization, critical communications and security concerns, ITT Corporation is prepared to play a continuing role in developing sustainable solutions to pressing global problems.
Our growth strategy is centered on both organic and acquisition growth. Our ability to grow organically stems from our value-based product development process, new and existing technologies, distribution capabilities, customer relationships and strong market positions. We believe our innovative and essential products and services position us well to grow within the markets we serve at or above market rates. In addition to our growth initiatives, we have a number of strategic initiatives within the framework of the ITT Management System aimed at enhancing our operational performance. These include global strategic sourcing, footprint rationalization and realignment, Six Sigma and lean fulfillment.
Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT Industries, Inc. was incorporated on September 5, 1995 in Indiana. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation. Reference is made to “– COMPANY HISTORY AND CERTAIN RELATIONSHIPS.”
Our principal executive offices are located at 1133 Westchester Avenue, White Plains, NY 10604. Our telephone number is (914) 641-2000.

BUSINESS SEGMENTS
Our business is comprised of three principal business segments which are aligned with the markets they serve: Defense Electronics & Services (Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). The following table illustrates annual consolidated revenue and operating income attributable to each of our business segments, as well the percentage of total revenue and total segment operating income, for the periods specified.

	2009		2008		2007
YEAR ENDED DECEMBER 31	$	%	$	%	$	%
Revenue
Defense	$6,296.8	58%	$6,282.3	54%	$4,176.2	46%
Fluid	3,363.3	31	3,840.6	33	3,509.1	39
Motion & Flow	1,253.0	11	1,583.4	13	1,332.5	15
Eliminations	(8.6)	—	(11.5)	—	(14.5)	—

Consolidated Revenue	$10,904.5	100%	$11,694.8	100%	$9,003.3	100%

Operating Income
Defense	$776.0	60%	$727.0	52%	$502.7	45%
Fluid	392.9	31	468.7	34	432.7	38
Motion & Flow	118.2	9	191.7	14	187.4	17

Segment Operating Income	1,287.1	100%	1,387.4	100%	1,122.8	100%

Corporate and Other	(377.7)		(177.3)		(145.6)

Consolidated Operating Income	$909.4		$1,210.1		$977.2

Defense Electronics & Services
Our Defense segment is designed to serve future needs around safety, security, intelligence and communication. We achieve this through the development, manufacture, and support of high-technology electronic systems and components for worldwide defense and commercial markets, and by providing communications systems and engineering and applied research. The Defense segment is a trusted provider of mission-critical products and services that support the United States military and its allies. We also develop space-based technologies that enable Global Positioning Satellite (GPS) systems to communicate a precise location and allow weather satellites to help forecasters calculate when and where the next hurricane will hit. In many important ways, we are working to ensure a safer, more secure world. Principal manufacturing facilities are located within the United States of America and United Kingdom.
The Defense segment sells its products to a wide variety of governmental and non-governmental entities located throughout the world. A substantial portion of U.S. Government work is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the U.S. Government. Certain products have particular commercial application, including night vision devices. The following table illustrates the percentage of revenue for each customer base:

YEAR ENDED DECEMBER 31	2009	2008	2007
U.S. Government(a)	92%	94%	94%
International governments	5	3	4
Commercial	3	3	2

	100%	100%	100%

(a)	Includes revenue derived through the U.S. Government’s foreign military sales program (FMS). The FMS program is the government-to-government method for selling U.S. defense equipment, services, and training.
Factors that could impact the Defense segment’s financial results include the level of defense funding by domestic and foreign governments, our ability to receive contract awards, advance technology, the ability to develop and market products and services for customers outside of traditional markets and our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include new or improved product offerings, new contract wins, successful program execution and increasing our presence in international and commercial markets.
The Defense segment is comprised of seven divisions; Advanced Engineering & Sciences, Communication Systems, Electronic Systems, Intelligence & Information Warfare, Night Vision, Space Systems and Systems Divisions. The following table illustrates the annual revenue by division within our Defense segment, and the percentage of total Defense segment revenue for the periods specified:

	2009		2008		2007
YEAR ENDED DECEMBER 31	$	%	$	%	$	%
Electronic Systems	$1,554.5	25%	$1,537.7	25%	$450.7	11%
Systems	1,464.1	23	1,401.1	22	1,353.7	32
Advanced Engineering & Sciences	1,013.2	16	968.7	15	485.0	12
Communication Systems	983.4	16	1,141.8	18	807.5	19
Space Systems	641.8	10	594.8	10	605.8	14
Night Vision	532.0	8	500.7	8	484.7	12
Intelligence & Information Warfare	149.1	2	185.1	3	1.8	–
Eliminations	(41.3)	–	(47.6)	(1)	(13.0)	–

	$6,296.8	100%	$6,282.3	100%	$4,176.2	100%

Advanced Engineering & Sciences Division (AES) – based in Herndon, Virginia, AES provides a wide range of research, technologies and engineering support services to government, industrial and commercial customers. In addition, the division provides products and services for information collection, information processing and control, information security, homeland defense and telecommunications systems. The division also leads the air traffic control modernization program for the U.S. Federal Aviation Administration (FAA).
Communications Systems Division (CS) – based in Fort Wayne, Indiana, CS develops wireless networking systems for tactical military and government systems. CS is a provider of military VHF radios, including the Single Channel Ground and Airborne Radio System (SINCGARS) and Advanced Tactical Communications Systems. CS is developing new technologies such as Soldier Radio Waveform, the U.S. next-generation capability to support network-centric operations, and already provides many similar capabilities through its SpearNet systems for the individual soldier. The latest fully programmable radio systems, including the SINCGARS SideHat, Soldier Radios and Sensor Radios, are supporting transformational experimentation by the U.S. Army. In addition, CS provides highly reliable radio systems to the FAA for air traffic control, including the newest ground-to-air radios, complete border control security systems, and reference – class GPS receivers.
Electronic Systems Division (ES) – based in Clifton, New Jersey, ES produces a broad range of next generation information, situational awareness and Electronic Warfare systems for mission success and survivability for multiple military aircraft, surface ships, submarines, and ground vehicles. ES products and technologies include integrated electronic warfare systems for self-protection, reconnaissance and surveillance, Counter Improvised Explosive Devices (CIEDs) for vehicles, mine defense, naval command/sonar applications, and submarine communication and tracking. In addition, ES produces aircraft armament suspension/release equipment for front line fighters, electronic weapons interface systems, and advanced composite structures for the U.S. Marine Corp, as well as mobile, ship and land-based precision landing and air traffic systems for landing assistance in extreme physical environments.
Intelligence & Information Warfare Division (IIW) – based in Nashua, New Hampshire, IIW designs, develops, manufactures, tests, and deploys hardware and software for the U.S. Government, law enforcement agencies, and commercial use. IIW products are utilized in numerous applications, including protecting soldiers in the field, detecting illegal activity in prisons and secured facilities, and providing high-technology means of communication. IIW products include field-proven protection technologies, such as the Mobile Multi-Band Jammer 2.1, and detection and surveillance solutions products such as the Cell Houndtm, which detects and locates all active cell phones within or near a facility. IIW also provides high-tech communications solutions that support tactical field devices and Mission Operations Centers over a secure web-based portal for remote monitoring and administration of devices.
Night Vision Division (NV) – based in Roanoke, Virginia, NV supplies night vision equipment available to U.S. and allied military forces. The equipment includes night vision goggles, enhanced night vision goggles, monoculars and weapon sights for ground forces, and image intensifier tubes required for all of these systems. NV is developing advanced technology for the digital battlefield that will allow improved mobility and situational awareness. NV also supplies high-performance night vision devices to U.S. federal, state and local law enforcement officers in support of homeland security.
Space Systems Division (SSD) – based in Rochester, New York, SSD provides innovative remote sensing and navigation solutions to customers in the defense, intelligence, space science, and commercial aerospace communities. SSD solutions include intelligence, surveillance and reconnaissance, high-resolution commercial imaging, earth and space science, climate and environmental monitoring, GPS navigation, image and data processing and dissemination, and space control and missile defense.
Systems Division – based in Colorado Springs, Colorado, the Systems Division provides systems integration, communications, engineering and technical support solutions ranging from strategic command and control and tactical warning and attack assessment, to testing, training and range evaluation. The Systems Division also provides total systems support solutions for combat equipment, tactical information systems and facilities management.

2010 Realignment
In January 2010, a strategic realignment of the Defense segment was announced to better align with the emerging needs of its expanding global customer base, which is increasingly integrated and network-centric. The realignment, which is scheduled to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduce operational redundancies. The Defense segment is being renamed ITT Defense and Information Solutions. The current organizational structure, consisting of seven divisions, is being consolidated into three larger divisions.
The ES and CS divisions, as well as a portion of the IIW division, are being combined to form Electronic Systems division, based in Clifton, N.J. This division will deliver advanced protection measures that work together to help ITT’s customers defend their networks and disable enemy networks. It will shift its focus from producing separate, point-of-use products to secure, networked communications systems and powerful sensing, surveillance and reconnaissance technologies that address the entire spectrum of electronic warfare.
The SSD and NV divisions are being combined to form Geospatial Systems, based in Rochester, N.Y. The new division will focus on providing networked sensors, such as next generation imaging, including space and air sensors, image/infrared/digital sensors and air/ground/space systems, which transition the company’s capabilities from disparate image acquisition to image processing and distribution across the network.
The AES and Systems divisions are being combined with a portion of the IIW division to form the Information Systems division, based in Herndon, Va. This division will focus on networked decision support solutions through the combination of large system operations and maintenance capabilities with the sophisticated techniques of information integration and protection, such as next-generation air traffic management solutions, national intelligence networks and cyber security. This combination will expand the capabilities that have made ITT a leading systems developer for high-priority needs.

Fluid Technology
Our Fluid segment is a provider of water and wastewater treatment solutions, pumps and related technologies for industrial, commercial and municipal customers. The segment is committed to the sustainable development and use of the world’s water resources and focused on providing innovative equipment, systems and applications knowledge to users throughout the cycle of water. We are also dedicated to preserving the environment and nurturing knowledge and awareness of the world’s water issues through our support of non-governmental organizations. Our engineers have designed and fielded breakthrough technologies for fluid handling products that conserve resources, increase efficiencies, and improve the quality of life for individuals, businesses, and communities.
As a producer of fluid handling equipment and related products for treating and recycling wastewater, ITT actively promotes more efficient use and re-use of water and endeavors to raise the level of awareness of the need to preserve and protect the earth’s water resources. ITT strives to provide its global customer base with the systems and solutions they need to meet ever-increasing demands on life cycle cost control and energy and operating efficiencies.

Our strategy to expand across the value chain to provide better service for our customers is moving us from a product supplier to a solution provider. Through ITT’s overarching strategic Value Based Product Development program, we now have in place a company-wide system for rapid development of new offerings and technologies to augment our current offering of systems and solutions. This strategy has guided us in our acquisitions and business development efforts. For example, today ITT can extend its core offering of submersible pumps and mixers with systems to control plant operation, technologies that analyze the waste stream, and products and systems to treat water through biological, filtration, oxidation and disinfection processes. In the industrial markets, our pump systems are now equipped with intelligent control technologies.
Major production and assembly facilities are located in Australia, Canada, China, France, Germany, India, Italy, Poland, South Korea, Sweden, United Kingdom, and the United States of America. In addition, a global network of service centers provide for aftermarket customer care. Service centers offer an array of integrated service solutions for industry including preventive monitoring, contract maintenance, emergency field service, engineered upgrades, inventory management, and overhauls for pumps and other rotating equipment.
Principal customers are in North America, Europe, the Middle East, Central and South America, and the Asia-Pacific region. Sales are made directly to customers or through independent distributors and representatives.
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
Our Fluid segment brings its product and services portfolio to market through three market-oriented business divisions: Water & Wastewater, Residential & Commercial Water, and Industrial Process. The following table illustrates the annual revenue by division within the Fluid segment, and the percentage of total Fluid segment revenue for the periods specified:

	2009		2008		2007
YEAR ENDED DECEMBER 31	$	%	$	%	$	%
Water & Wastewater	$1,632.3	49%	$1,805.0	47%	$1,658.0	47%
Residential & Commercial Water	1,078.5	32	1,283.2	33	1,194.9	34
Industrial Process	719.2	21	815.5	21	703.9	20
Eliminations	(66.7)	(2)	(63.1)	(1)	(47.7)	(1)

	$3,363.3	100%	$3,840.6	100%	$3,509.1	100%

Water & Wastewater Division (WWW) – based in Stockholm, Sweden, WWW provides a complete offering to municipal and industrial wastewater transport and treatment customers including a full range of wastewater and dewatering pumps, secondary biological treatment, filtration and disinfection products. ITT is the originator and largest manufacturer of submersible pumps and mixers that form the heart of many of the world’s wastewater treatment facilities, as well as a leader in biological treatment systems for municipal and industrial wastewater. ITT also provides rapid gravity media filtration, tertiary filtration and denitrification systems for wastewater as well as ultraviolet (UV) and ozone oxidation systems for disinfection.
ITT’s brands include Flygt®, Sanitaire®, ABJ®, Leopold® and WEDECO®.
Residential & Commercial Water Division (RCW) – based in Morton Grove, Illinois, RCW manufactures and markets pumps, systems and accessories for residential, municipal and commercial applications including water, wells, HVAC systems, pressure boosters, boiler controls and fire protection. For the building trades market, ITT provides a broad variety of pressure boosting pumps, fire pump packages and products/systems for HVAC service, building service and utility applications. ITT membrane filtration systems provide clean water for municipalities and customers requiring purified water. For turf irrigation, municipal systems, golf courses and irrigation applications, ITT provides packaged pump systems. ITT’s brands include Goulds Pumps®, Lowara®, Bell & Gossett®, McDonnell & Miller®, Vogel®, A-C Fire Pump® and Flowtronex®.
In May 2009, ITT acquired Laing GmbH (Laing) of Germany, a privately held producer of energy-efficient circulator pumps primarily used in residential and commercial plumbing and heating, ventilating and air conditioning systems. The acquisition broadened ITT’s portfolio of energy-efficient products available to customers and was fully integrated into the RCW division during 2009.
Industrial Process Division (IP) – based in Seneca Falls, New York, IP brings a complete portfolio of pumps, valves and control systems for industrial markets including chemical, water and wastewater, pulp & paper, hydrocarbon processing, power generation, mining, and niche industrial applications. ITT’s industrial pump products are paired with desalination “watermakers” for the offshore drilling and production as well as a range of heat exchangers for industrial applications. ITT’s brands serving industrial markets include Goulds Pumps®, Fabri-Valve®, Dia-Flo®, Cam-Tite Cam-Line®, C’treat®, Standard® and Pure-Flo®.

Motion & Flow Control
Our Motion & Flow segment delivers highly engineered, durable components that succeed in the harshest environments where the cost of failure is high. The segment manufactures specialty shock absorbers and brake friction materials for the transportation industry, switch applications for industrial and aerospace industries, electrical connectors used in telecommunications, computers, aerospace and industrial applications, and a wide range of pumps and tailored products for marine, beverage and general industrial markets. The segment primarily serves the high-end of its markets, with high brand recognition, and a focus on new product development and operational excellence.
Revenue opportunities are balanced between original equipment manufacturing (OEM) and after-market customers. In addition to the traditional markets of the U.S. and Western Europe, opportunities in emerging markets within Asia and other countries are increasing. Principal customers are located in Brazil, Canada, France, Germany, Italy, Japan, the United Kingdom and United States of America. Major production facilities are located in Germany, China, Italy, the Netherlands, Mexico, Czech Republic, Japan, the United Kingdom and United States of America.
The Motion & Flow segment’s financial results are driven by economic conditions in their major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, raw material prices, the success of new product development, platform life and changes in technology. Primary areas of business focus include expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment.
Certain Motion & Flow Control divisions were combined

during 2008 and 2009 to improve our strategic alignment with end-markets, and to better leverage our production capabilities and cost structures. This included the consolidation of our Controls, Aerospace Controls and Energy Absorption divisions into an aerospace-facing division referred to as Control Technologies, and the combination of our Koni® shocks product line with our Friction Technologies division, now collectively referred to as the Motion Technologies division. With the completion of the strategic alignment, the Motion & Flow segment is comprised of the Motion Technologies, Interconnect Solutions, Control Technologies and Flow Control divisions.
The following table illustrates the annual revenue by division within the Motion & Flow segment, as well the percentage of total Motion & Flow segment revenue for the periods specified:

	2009		2008		2007
YEAR ENDED DECEMBER 31	$	%	$	%	$	%
Motion Technologies	$490.9	39%	$561.9	35%	$495.4	37%
Interconnect Solutions	341.4	27	453.2	29	425.6	32
Control Technologies	242.7	19	321.9	20	159.9	12
Flow Control	183.5	15	247.5	16	251.6	19
Eliminations	(5.5)	–	(1.1)	–	–	–

	$1,253.0	100%	$1,583.4	100%	$1,332.5	100%

Motion Technologies Division – based in Barge, Italy, Motion Technologies designs and manufactures products serving global automotive and railway customers. Products include friction pads and back plates for braking applications for the world’s largest manufacturers of cars, trucks and light commercial vehicles, and Koni® shocks used in car, bus, truck, trailer, and rail applications.
Interconnect Solutions Division – based in Santa Ana, California, Interconnect Solutions designs and manufactures connectors, interconnects, cable assemblies, multi-function grips, input/output card kits and smart card systems. Markets served include the areas of defense, aerospace, industrial, transportation, computer, and telecommunications. Connector products are marketed primarily under the Cannon® brand name.
Control Technologies Division – based in Valencia, California, Control Technologies is a worldwide supplier of valves, actuators, pumps and switches for the commercial, military, regional, business jet and general aviation markets. Products are principally sold to OEM and the aftermarket in North and South America, Europe and Asia. Control Technologies also sells switches and regulators into the oil and gas, fluid power, power generation, and chemical markets. Under its Conoflow® brand, ITT markets pressure regulators and diaphragm seals for industrial applications and natural gas vehicles. The division also designs and manufactures a wide range of standard and custom energy absorption and vibration isolation solutions serving the industrial, oil and gas, rail, aviation and defense markets. Products under the Enidine® brand name include shock absorbers, buffers, tow bar snubbers, rate controls, dampers, vibration isolators and other related products.
Flow Control Division – based in Gloucester, Massachusetts, Flow Control is a leading producer of pumps and related products for the marine, beverage and general industrial markets. Products are sold worldwide under the brand names Jabsco®, Rule®, Flojet®, and Danforth®. ITT, through its Flojet® and Totton® brands, is also a producer of pumps and components for beverage applications. Both Jabsco® and Flojet® also produce pumps for other specialty industrial fluid dispensing applications. Flow Control businesses provide valve actuation control systems for harsh environments, including oil and gas pipelines, as well as solenoid valves with a wide array of end uses ranging from petrochemical plants to drag cars.

Acquisitions and Divestitures
We have been involved in an ongoing program of acquiring businesses that provide a strategic fit with businesses we presently conduct and divesting businesses that are not aligned with our strategy. ITT did not complete any material acquisitions or divestitures during 2009 or 2008. In December 2007, we acquired all of the outstanding shares of EDO Corporation (EDO), a global aerospace and defense company, for approximately $1.8 billion. This acquisition provided our Defense segment with a broader set of solutions to a wider band of customers. During 2007, we completed other additional acquisitions that were not material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was International Motion Control Inc (IMC), a global developer of motion control products. For further information on acquisitions and divestitures, see Note 3, “Acquisitions” and Note 5, “Divestitures” in the Notes to Consolidated Financial Statements.

Geographic Markets
The following table illustrates ITT’s annual net revenue from external customers by geographic market for the periods specified:

	2009		2008		2007
YEAR ENDED DECEMBER 31	$	%	$	%	$	%
United States	$7,592.3	70%	$7,998.0	68%	$5,814.3	65%
Western Europe	1,814.0	17	2,098.3	18	1,896.4	21
Asia Pacific	576.8	5	603.6	5	474.4	5
Other	921.4	8	994.9	9	818.2	9

	$10,904.5	100%	$11,694.8	100%	$9,003.3	100%

See Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements for further geographical information concerning revenue and plant, property and equipment. Further information regarding the risks associated with our international operations is contained within Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Backlog
The following table illustrates order backlog by business segment as of December 31:

DECEMBER 31	2009	2008	2007
Defense	$5,187.2	$5,240.1	$5,233.7
Fluid	823.8	890.1	887.1
Motion & Flow	376.0	417.1	440.4

	$6,387.0	$6,547.3	$6,561.2

Order backlog for our Defense segment represents unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer, commonly referred to as funded backlog. Order backlog related to our Fluid and Motion & Flow segments is unfunded, meaning funding has not been appropriated and the customer is not contractually obligated.

Competition
Substantially all of our businesses operate in highly competitive markets. Technological innovation, price, quality, reliability, and service are the primary competitive factors faced by our businesses. We compete against a number of large companies engaged in the manufacture and sale of similar lines of products and services, as well as smaller enterprises with focused expertise on specific products or services. We are positioned to address competitive pressures through the utilization of far-reaching distribution networks, strong brand names, broad product lines focused on market niches, a global customer base, a continuous stream of new products developed from an extensive technology base, a focus on quality and customer service, and through continuous cost improvement programs and life cycle cost initiatives. Our many products and services go to market collectively linked by the ITT brand, the engineered blocks symbol, and the tagline “Engineered for life.” The brand has been enhanced and strengthened over the years through a coordinated effort that includes advertising, public relations activities, trade exhibits, and point-of-sale material. We have adapted to changes and remained competitive in our markets during these challenging economic times by continuing to aggressively focus on the needs of our customers, increasing investments in the development of new technologies, and implementing extensive cost-saving initiatives and productivity improvements in each of our business segments, such as focused supply chain management, reductions in overall cycle time, and through strategic restructuring and realignment actions.
During 2009, we realigned the businesses operating under our Motion & Flow segment to improve our strategic alignment with end markets, and to better leverage our production capabilities and cost structures. This included the consolidation and streamlining of divisions and reduction of operational redundancies.
In 2010, we announced the plan for strategic realignment of our Defense segment to enable stronger portfolio positioning to accelerate new technology development in systems and solutions, achieve a more coordinated market approach, and reduce operational redundancies.

Cyclicality
Many of our commercial businesses are subject to specific industry and general economic cycles. Certain of our commercial businesses are subject to industry cycles, including but not limited to, the residential and commercial real estate, municipal, construction, oil and gas, mining and minerals, marine, transportation, automotive and aerospace industries.

Governmental Regulation and Related Matters
A number of our businesses are subject to governmental regulation by law or through contractual arrangements. Our Defense segment performs work under contracts with the United States Department of Defense or other agencies of the United States Government and similar agencies in certain other countries. These contracts are subject to security and facility clearances under applicable governmental regulations, including the requirement of background investigations for high-level security clearances for our executive officers. Most of such contracts are subject to termination by the respective governmental parties on various grounds, although such terminations generally are rare.
A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our Consolidated Financial Statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs and products.

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
Management does not believe, based on current circumstances, that we will incur compliance costs pursuant to such regulations that will have a material adverse effect on our financial position, results of operations or cash flows. We closely monitor our environmental responsibilities, together with trends in the environmental laws. While environmental laws and regulations are subject to change, the nature of such is inherently unpredictable and the timing of potential changes is uncertain. However, the effect of legislative or regulatory changes could be material to the Company’s financial condition or results of operations. In addition, we have purchased insurance protection against certain unknown environmental risks.
See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingent Liabilities.”

Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos. Frequently, the plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company.
Historically, we have recorded a liability for pending asbestos claims. As previously disclosed in our 2008 Annual Report on Form 10-K, while it was probable that we would incur additional costs for future claims to be filed against the Company, a liability for potential future claims was not reasonably estimable due to a number of factors. In the third quarter of 2009, we were able to develop and analyze key data, such as settlements and dismissals by disease type, necessary to estimate our exposure to potential future asbestos claims. Based on this information, we recorded an asbestos-related charge for unasserted claims to be filed over the next 10 years of $209.6 (after-tax $130.7), net of estimated probable insurance recoveries. As of December 31, 2009, our estimated total undiscounted asbestos liability, including legal fees, for both pending and unasserted claims expected to be filed over the next 10 years was $933.2, with a corresponding asbestos-related asset of $666.3, for a net exposure of $266.9.
See Note 19, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further information concerning asbestos-related matters.

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

Research and Development
Our businesses require a substantial commitment of resources for research and development activities to maintain significant positions in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. Research and development activities are important in all of our business segments. During 2009, 2008 and 2007, we spent $258.1, $244.3, and $182.3, respectively, on research and development, as we continued to invest in the development of new products and technology despite the global economic downturn.

Intellectual Property
While we own and control a number of patents, trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. We are licensed to use certain patents, technology, and other intellectual property rights owned and controlled by others, and, similarly, the U.S. Government and/or other entities may be licensed to use certain patents, technology, and other intellectual property rights owned and controlled by us.
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

Employees
As of December 31, 2009, ITT employed approximately 40,200 people. Approximately 23,600 are employed in the United States, of whom approximately 14% are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

Company History and Certain Relationships
ITT Corporation is an Indiana corporation incorporated on September 5, 1995 as ITT Indiana, Inc. It is the successor pursuant to a statutory merger of ITT Corporation, a Delaware corporation (ITT Delaware), into ITT Indiana, Inc. effective December 20, 1995, whereupon its name became ITT Industries, Inc. ITT Delaware, originally incorporated in Maryland in 1920 as International Telephone and Telegraph Corporation, was reincorporated in Delaware in 1968. It changed its name to ITT Corporation in 1983. On December 19, 1995, ITT Delaware made a distribution (the Distribution) to its stockholders consisting of all the shares of common stock of ITT Destinations, Inc., a Nevada corporation (ITT Destinations), and all the shares of common stock of ITT Hartford Group, Inc., a Delaware corporation (now known as The Hartford Financial Services Group, Inc. or The Hartford), both of which were wholly-owned subsidiaries of ITT Delaware. In connection with the Distribution, ITT Destinations changed its name to ITT Corporation. On February 23, 1998, ITT Corporation was acquired by Starwood Hotels & Resorts Worldwide, Inc. Subsequent to acquiring the ownership of the ITT name in 1999, ITT Industries, Inc. changed its name to ITT Corporation on July 1, 2006.
As part of the Distribution, ITT Delaware, ITT Destinations, and The Hartford entered into a Distribution Agreement (the Distribution Agreement) providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among the three parties subsequent to the Distribution.
The Distribution Agreement provides for, among other things, assumptions of liabilities and cross indemnities generally designed to allocate the financial responsibility for the liabilities arising out of or in connection with (i) the former Automotive, Defense & Electronics, and Fluid Technology segments to ITT Industries, Inc. (now ITT Corporation) and its subsidiaries, (ii) the hospitality, entertainment, and information services businesses to ITT Destinations and its subsidiaries, and (iii) the insurance businesses to The Hartford and its subsidiaries. The Distribution Agreement also provides for the allocation of the financial responsibility for the liabilities arising out of or in connection with former and present businesses not described in the immediately preceding sentence to or among ITT Industries, Inc., ITT Destinations, and The Hartford on a shared basis. The Distribution Agreement provides that neither ITT Industries, Inc. (now ITT Corporation), ITT Destinations nor The Hartford will take any action that would jeopardize the intended tax consequences of the Distribution.
ITT Industries, Inc. (now ITT Corporation), ITT Destinations, and The Hartford also entered into agreements in connection with the Distribution relating to intellectual property, tax, and employee benefit matters.

Available Information, Internet Address and Internet Access to Current and Periodic Reports
ITT’s website address is www.itt.com. ITT makes available free of charge on or through www.itt.com/ir our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Information contained on our website is not incorporated by reference unless specifically stated herein. As noted, we file the above reports electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov). In addition, all reports filed by ITT with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” for information regarding forward-looking statements and cautionary statements relating thereto.

Item 1A.	RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our businesses, financial conditions and results of operations, including those discussed below, which may affect the value of our common stock. We believe the risks discussed below are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also materially impact our business, financial condition and results of operations. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.

The effects of changes in worldwide economic and capital markets conditions may significantly affect our revenue, profitability, results of operations and our ability to maintain liquidity or procure capital.
The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates. If for any reason we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.
Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers, financial institutions and parties to the Distribution Agreement. The tightening of credit markets may reduce the funds available to our customers to buy our products and services for an unknown, but perhaps lengthy, period. Restrictive credit markets may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce consumption even in a stable marketplace.
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

We are dependent on the U.S. Government for a substantial portion of our revenue.
Approximately 53% of our 2009 revenue was derived from products and services ultimately sold to the U.S. Government, including the Department of Defense (DOD), and are therefore affected by, among other things, the annual federal budget, appropriations made to defense programs, and spending levels. DOD budget and priorities impacting the programs can be affected by external threats to our national security, funding for on-going operations in Iraq and Afghanistan, future priorities of the current presidential administration, and the overall health of the U.S. and world economies. Our future results may be impacted by our ability to receive awards under new and on-going defense programs, as well as other U.S. Government programs, our ability to develop and market products and services under these programs, as well as the variability of timing and size of certain key orders. The U.S. Government has the ability to terminate contracts for convenience or for default; therefore, our future results could be materially impacted by the termination or failure to fund one or more significant contracts by the U.S. Government. Since many of our government contracts are fixed-price, increased costs which cannot be justified as an increase to the contract value exposes the risk of reduced profitability and the potential loss of future business. In addition, numerous contracts are subject to security and facility clearances, as well as export licenses, which, if withdrawn, restricted or made unavailable, would adversely affect our business. Changes in U.S. Government contracting regulations, and related governmental investigations could increase our costs of regulatory compliance and could have a negative effect on our brand name and on our ability to win new business.

We rely on our information systems in our operations.  Security breaches could adversely affect our business and results of operations.
The efficient operation of our business is dependent on computer hardware and software systems. Even the most well protected information systems are vulnerable to internal and external security breaches including by computer hackers and cyber terrorists. The unavailability of the information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer.
Our systems are decentralized, which presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would be in a more centralized environment. In addition, it means that “company-wide” business initiatives, such as the integration of information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those related to antitrust, environmental, product, and other matters.
We are subject to various laws, ordinances, regulations and other requirements of government authorities in foreign countries and in the United States, such as the Foreign Corrupt Practices Act, any violations of which could create a substantial liability for us, and also could cause harm to our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.
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
Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key personnel. Our future success will depend on, among other factors, our ability to attract and retain key employees as part of our senior leadership succession plans. The loss of the services of any of our key employees, domestically or abroad, could have a material adverse effect on our business or business prospects.

Portfolio management strategies for growth, including cost-saving initiatives, may not meet expectations.
We regularly review our portfolio of businesses and pursue growth through the acquisition of other companies, assets and product lines that either complement or expand our existing business. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, a level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. Acquisitions involve a number of risks and present financial, managerial and operational challenges that could have a material adverse effect on our reputation and business, including that an acquired business could under-perform relative to our expectations, the failure to realize expected synergies, integration of technology, operations, personnel and financial and other systems, the possibility that we have acquired substantial undisclosed liabilities, potentially insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis, diversion of management attention from other businesses, loss of key employees of the acquired businesses, and customer dissatisfaction or performance.
Our portfolio reviews also include the potential for cost-saving initiatives through restructuring, realignment and other initiatives. We strive for and expect to achieve cost savings in connection with certain initiatives, including: (i) manufacturing process and supply chain rationalization; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning organizations. Cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot provide assurance that we will achieve expected, or any, actual cost savings. Our restructuring activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities and lack of customer focus.

Our exposure to pending and future asbestos claims and related assets, liabilities, and cash flows are subject to significant uncertainties, which could have adverse effects on our financial condition, results of operations and cash flows.
ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant in numerous lawsuits and claims in which the plaintiffs claim damages for personal injury arising from exposure to asbestos in connection with certain products sold or distributed that may have contained asbestos. We expect to be named as defendants in similar actions in the future. The estimated liability is based on assumptions with respect to the plaintiffs’ propensity to sue, claim acceptance rates, disease type, historic settlement and defense costs and other variables based on certain recent time periods. Those assumptions and time periods ultimately may or may not be proven to be reliable predictors of future trends. A significant change in one or more of the variables or the assumptions could substantially change the estimated liability for pending claims and those expected to be filed in the next 10 years. Although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time.
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
Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. Additionally, we believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected insurance recoveries, could have a material adverse effect on our financial position and on the results of operations or cash flows for a particular period.

Goodwill and other intangible assets represent a significant portion of our total assets.
At December 31, 2009, we had goodwill and other intangible assets of $4,382.9, net of accumulated amortization, which accounts for 39% of our total assets. We conduct an annual impairment test to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If it is determined that the carrying value of our goodwill and indefinite-lived intangibles exceeds the estimated fair value, we may be required to record a material non-cash charge to earnings. The fair values of our goodwill and indefinite-lived intangibles are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in fair value may give rise to impairment in the period that the change becomes known.

Our business could be adversely affected by raw material price volatility and the inability of key suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers, contract manufacturing and commodity markets to secure raw materials, parts and components used in our products. We are exposed to volatility in the prices and availability of these materials. In some instances we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, ability to meet regulatory requirements, weather emergencies or acts of war or terrorism. Any delay in our suppliers’ abilities to provide us with necessary materials, price increases, or decreased availability of raw materials or commodities could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

Results from our international operations could be adversely affected by changes in economic conditions, foreign currency fluctuations and changes in local government regulations.
Our international operations, including sales of U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales to operations in overseas markets, including developing markets such as Central and South America, China, India and the Middle East. In 2009, approximately 30% of our total sales were to customers operating outside of the United States. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import, export and other trade restrictions, changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, government instability, our ability to hire and maintain qualified staff in these regions and maintaining the safety of our employees. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
As we continue to grow our business internationally, our operating results could be affected by the relative strength of the European, Asian and developing economies and the impact of currency exchange rate fluctuations.

The level of returns on employee benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.
A substantial portion of our current and retired employee population is covered by pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). We may experience significant fluctuations in costs related to postretirement benefit plans as a result of macro-economic factors, such as health care costs, that are beyond our control. The cost of our postretirement plans are incurred over long periods of time and involves various factors and uncertainties during those periods, which can be volatile and unpredictable, including the rates of return on postretirement benefit plan assets, discount rates used to calculate liabilities and expenses, rates of future compensation increases, and trends for future medical costs. Management develops each assumption using relevant Company experience in conjunction with market-related data. Our financial position and results of operations could be materially affected by significant changes in key economic indicators, investment returns on plan assets, financial market volatility, future legislation and other governmental regulatory actions.
U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we have sought and would seek reimbursement from the DOD for a portion of our postretirement costs and plan contributions.
We make contributions to fund our postretirement benefit plans when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on postretirement benefit plan assets may influence future funding requirements. A significant decline in the fair value of our plan assets, or other adverse changes to our overall pension and other employee-related benefit plans could require us to make significant funding contributions and affect cash flows in future periods.

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
These risk factors are discussed in more detail under the captions “BUSINESS – Competition; — Cyclicality; – Governmental Regulations and Related Matters; – Environmental Matters; – Raw Materials; – Intellectual Property” – “LEGAL PROCEEDINGS” and “CONTROLS AND PROCEDURES.”

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

ITT Corporation and its subsidiaries from time to time are involved in legal proceedings, the majority of which are incidental to the operation of their businesses. Some of these proceedings allege damages relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See Note 19 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information.

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

	AGE AT
NAME	2/1/10	CURRENT TITLE	OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS
Angela A. Buonocore	51	Senior Vice President, Chief Communications Officer (2008)	Vice President, Director of Corporate Relations, ITT (2007); Vice President, Corporate Communications, The Pepsi Bottling Group (2001)
Aris C. Chicles	48	Senior Vice President and Director of Strategy and Corporate Development (2008)	Vice President, Director of Strategy and Corporate Development, ITT (2006); Vice President, Business and Corporate Development, American Standard, Inc. (2000)
Scott A. Crum	53	Senior Vice President and Director, Human Resources (2002)
Donald E. Foley	58	Senior Vice President and Treasurer (2003)
Frank R. Jimenez	45	Vice President and General Counsel (2009)	General Counsel of the Navy (2006); Deputy General Counsel, U.S. Department of Defense (2005); Principal Deputy General Counsel of the Navy (2004)
Janice M. Klettner	49	Vice President, ITT (2008), Chief Accounting Officer and Assistant Secretary (2006)	Vice President, Corporate Controller, Avon Products (1998)
Steven R. Loranger	57	Chairman, President and Chief Executive Officer and Director (2004)	Executive Vice President and Chief Operating Officer of Textron, Inc. (2002)
David F. Melcher	55	Vice President, ITT (2008), President, ITT Defense & Information Solutions	Vice President, Strategy and Business Development, ITT Defense Electronics & Services (2008); Lieutenant General, U.S. Army, Deputy Chief of Staff, Military Deputy for Budget (2006); Deputy Chief of Staff, Programs (2004); Director, Program Analysis and Evaluation (2002)
Gretchen W. McClain	47	Senior Vice President, ITT (2008), President, ITT Fluid and Motion Control, (2008)	Vice President, President, ITT Fluid Technology (2007); President, ITT Residential & Commercial Water (2005); Vice President, Honeywell Aerospace (2004) and Honeywell Engines & Systems (2003)
Denise L. Ramos	53	Senior Vice President and Chief Financial Officer (2007)	Chief Financial Officer, Furniture Brands International (2005); Chief Financial Officer, KFC (2002)

Note: Date in parentheses indicates the year in which the position was assumed.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK – MARKET PRICES AND DIVIDENDS

	2009		2008
	HIGH	LOW	HIGH	LOW
Three Months Ended
March 31	$51.42	$31.94	$66.01	$50.94
June 30	46.91	37.26	67.62	52.05
September 30	52.71	41.15	69.73	52.25
December 31	56.95	48.43	56.15	34.75

The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol “ITT”). During the period from January 1, 2010 through January 31, 2010, the high and low reported market prices of our common stock were $51.79 and $48.05, respectively.
We declared dividends of $0.2125 and $0.175 per share of common stock in each of the four quarters of 2009 and 2008, respectively. In the first quarter of 2010, we declared a dividend of $0.25 per share for shareholders of record on March 3, 2010.
Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
There were 20,510 holders of record of our common stock on January 29, 2010.
ITT common stock is listed on the New York Stock Exchange and Euronext Exchange.

EQUITY COMPENSATION PLAN INFORMATION
The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

ISSUER PURCHASES OF EQUITY SECURITIES

			TOTAL	MAXIMUM
			NUMBER	DOLLAR
			OF SHARES	VALUE OF
			PURCHASED AS	SHARES THAT
			PART OF	MAY YET BE
	TOTAL	AVERAGE	PUBLICLY	PURCHASED
	NUMBER	PRICE	ANNOUNCED	UNDER THE
(IN MILLIONS)	OF SHARES	PAID	PLANS OR	PLANS OR
PERIOD	PURCHASED	PER SHARE(1)	PROGRAMS(2)	PROGRAMS(2)
10/1/09 – 10/31/09	–	$–	–	$569.2
11/1/09 – 11/30/09	–	$–	–	$569.2
12/1/01 – 12/31/09	–	$–	–	$569.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a $1 billion share repurchase program. On December 16, 2008, we announced that the ITT Board of Directors had approved the elimination of the original three-year term with respect to the repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, repay debt, pay dividends, execute strategic acquisitions, and repurchase common stock. As of December 31, 2009, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN

Based upon an initial investment of $100 on December 31, 2004 with dividends reinvested

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
ITT Corporation	$100.00	$122.65	$136.69	$160.29	$113.08	$124.73
S&P 500	$100.00	$104.91	$121.48	$128.15	$80.74	$102.11
S&P 500 Industrials Index	$100.00	$102.32	$115.92	$129.88	$78.03	$94.36

Information provided in the Performance Graph shall not be deemed filed with the SEC.

Item 6.	SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2009	2008	2007	2006	2005
Results and Position
Revenue	$10,904.5	$11,694.8	$9,003.3	$7,807.9	$7,040.8
Gross profit	3,060.7	3,255.4	2,568.3	2,189.5	1,968.2
Selling, general and administrative expenses	1,576.4	1,709.2	1,328.9	1,158.0	1,030.4
Research and development expenses	258.1	244.3	182.3	160.9	156.8
Asbestos-related costs, net	237.5	14.3	13.8	17.9	1.6
Restructuring and asset impairment charges, net	79.3	77.5	66.1	51.7	53.9
Operating income	909.4	1,210.1	977.2	801.0	725.5
Income from continuing operations	650.7	775.2	633.0	499.7	528.8
Net income	643.7	794.7	742.1	581.1	359.5
Capital expenditures	271.6	248.7	239.3	177.1	164.4
Depreciation and amortization	292.6	278.3	185.4	171.6	174.4
Total assets	11,129.1	10,480.2	11,552.7	7,400.6	7,071.9
Long-term debt	1,430.8	467.9	483.0	500.4	516.0
Total debt	1,505.8	2,146.9	3,566.0	1,097.4	1,266.9
Cash dividends declared per common share	0.85	0.70	0.56	0.44	0.36
Earnings Per Share
Income from continuing operations
Basic	$3.56	$4.26	$3.49	$2.70	$2.86
Diluted	$3.54	$4.21	$3.43	$2.66	$2.80
Net income
Basic	$3.53	$4.37	$4.09	$3.14	$1.95
Diluted	$3.50	$4.32	$4.02	$3.09	$1.91

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)

BUSINESS OVERVIEW
ITT is a global multi-industry high-technology engineering and manufacturing organization engaged directly and through its subsidiaries. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and the provision of related services. Our business is comprised of three principal business segments which are aligned with the markets they serve: Defense Electronics & Services (Defense segment), Fluid Technology (Fluid segment) and Motion & Flow Control (Motion & Flow segment).
Our strategy is centered on both organic and acquisitive growth. Our ability to grow organically stems from our value-based product development process, new and existing technologies, distribution capabilities, customer relationships and strong market positions. Our acquisitive growth strategy focuses on identifying and acquiring businesses that align with and provide adjacencies to our current core portfolio of businesses. In addition to our growth initiatives, we have a number of strategic initiatives within the framework of the ITT Management System aimed at enhancing our operational performance. These include global sourcing, footprint rationalization and realignment, Six Sigma and lean fulfillment.
In January 2010, a strategic realignment of the Defense segment was announced to better align with the emerging needs of its expanding global customer base, which is increasingly integrated and network-centric. The realignment, which is scheduled to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduce operational redundancies. The Defense segment is being renamed ITT Defense and Information Solutions. The current organizational structure, consisting of seven divisions, is being consolidated into three larger ones.

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance metrics including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations and our management of assets held from period to period. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States (GAAP) and should not be considered a substitute for revenue growth (decline), operating income, or cash flows from operating, investing and financing activities as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. We consider the following non-GAAP measures to be key performance indicators:

■	“organic revenue,” “organic orders,” and “organic operating income” defined as revenue, orders, and operating income, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures.

■	“adjusted net income from continuing operations” and “adjusted earnings per diluted share” defined as reported GAAP income from continuing operations and reported GAAP diluted earnings per share, adjusted to exclude special items that may include, but are not limited to, unusual and infrequent non-operating items and non-operating tax settlements or adjustments related to prior periods. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance.

■	“free cash flow” defined as GAAP cash flow from operations less capital expenditures.
A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

RECONCILIATION OF ADJUSTED INCOME FROM CONTINUING OPERATIONS	2009	2008	2007
Income from continuing operations	$650.7	$775.2	$633.0
Asbestos-related costs for unasserted claims, net	130.7	–	–
Tax-related special items	(85.7)	(34.1)	(27.7)

Adjusted income from continuing operations	695.7	741.1	605.3

Income from continuing operations per diluted share	$3.54	$4.21	$3.43
Adjusted income from continuing operations per diluted share	$3.78	$4.03	$3.28

EXECUTIVE SUMMARY
During 2009, we worked to proactively address the economic downturn by aggressively focusing on productivity and cost reductions. Through our global sourcing, footprint rationalization and realignment, Six Sigma and lean fulfillment initiatives, we generated significant productivity and cost savings. We continued to focus on our customers by aligning with their needs, investing in new technologies and consolidating aspects of our Motion & Flow segment around customer solutions. We improved our manufacturing footprint by consolidating 10 locations and growing our low-cost region manufacturing and sourcing presence by approximately 25% year-over-year. We managed our liquidity and debt structure, through the issuance of $1.0 billion of favorable fixed-rate long-term debt, and deploying capital in a disciplined manner, resulting in a reduction to our outstanding commercial paper balance of $1.6 billion. These accomplishments have positioned us for continued strong growth in the future.
ITT reported revenue of $10.9 billion for the year ended December 31, 2009, a decrease of 6.8% from $11.7 billion reported in 2008, reflecting challenging market conditions for our Fluid and Motion & Flow segments. Income from continuing operations for 2009 was $650.7, a decrease of $124.5, or 16.1%, as compared to 2008. The decrease was primarily driven by lower sales volumes and the establishment of an accrual for future asbestos claims, partially offset by savings from significant productivity and other initiatives as discussed above.
Adjusted income from continuing operations was $695.7, a decrease of $45.4, or 6.1%, from the comparable prior year adjusted amount.
Additional financial highlights for 2009 include the following:

■	Despite difficult market conditions, revenue declined only 4.7% on an organic basis, reflecting the enduring nature of the demand for our products.

■	Adjusted diluted earnings per share of $3.78, declined 6.2% versus the prior year.

■	We generated free cash flow of $998.1, which included a fourth quarter voluntary cash contribution to our U.S. Salaried Retirement Plan of $100.0 ($62.0 net of taxes).

■	Selling, General & Administrative (SG&A) expenses decreased 7.8% during 2009, reflecting productivity gains from various cost-saving initiatives as well as lower sales volumes. Related to these cost-saving initiatives, we recognized restructuring expenses of $79.3 and $77.5 during 2009 and 2008, respectively. SG&A as a percentage of revenue declined 10 basis points to 14.5%.

■	During the third quarter of 2009, we recognized an after-tax charge of $130.7 to income from continuing operations related to the establishment of an accrual for future asbestos claims to be filed over the next ten years, net of an estimate for related insurance recoveries. See Note 19, “Commitments & Contingencies,” in the Notes to Consolidated Financial Statements for additional information.

■	Our segment working capital as a percentage of sales improved 70 basis points to 12.4% and our net debt to net capital ratio declined from 27.9% to 7.0% year-over-year. In addition, we issued $1.0 billion in senior unsecured notes in May 2009, and reduced our year-over-year outstanding commercial paper balance by $1.6 billion to $55.0.
Further details related to these results are contained in the following Consolidated Financial Results and Segment Review sections.

2010 OUTLOOK
Continued volatility and uncertainty in the global economic environment, including disruptions in global financial markets and global currency fluctuations, make it difficult to accurately project how our businesses and the various markets and industries which they serve will be affected in 2010. In this environment, our strategy is to remain focused on the needs of our customers and to execute on three key elements; driving productivity and market growth, differentiating organic growth through product diversification and advancement in customer solutions, and aligning our portfolio with macro trends such as aging infrastructure, growing middle class, resource scarcity and global security.
With the successful execution of our 2009 objectives, we have placed the Company in a position to aggressively focus on strategic actions that will grow our top-line revenue. Our 2010 actions will also be focused on generating solid free cash flow, leveraging recent investments, and driving operating margin expansion through the realization of planned incremental productivity benefits. These cost and productivity actions include discretionary cost controls, and driving incremental supply chain savings through our integrated global strategic sourcing group.
We recently announced the planned strategic realignment of our Defense segment. The realignment will enable stronger portfolio positioning to accelerate new technology development in systems and solutions, achieve a more coordinated market approach, and reduce operational redundancies. The Defense segment is being renamed ITT Defense & Information Solutions.
We continue to plan for the long-term by increasing growth investments, including research and development activities, significant capital investments to support our strategic initiatives, including our position on the FAA next generation air traffic control program as well as other non-DOD areas, emerging market expansion, and investing in new information technology systems. We are continuing to focus on our customers by aligning our activities, including our vital service and maintenance offerings, with their needs. We plan to improve product life cycle costs by making our products more energy efficient and by reducing the total cost of ownership, as well as launching a Value-Based Commercial Excellence initiative focused on fully utilizing our commercial resources more efficiently and effectively.
We will strengthen our current position around the

growing global macro trends by pursuing adjacencies within our Fluid segment, emerging market opportunities, and non-DOD growth like air-traffic control and cyber security, as well as responsibly deploying our capital in a manner to fully realize the benefits from these trends. We will continue to identify areas for cost reduction and leverage our business and functional strength to achieve competitive advantages.

KNOWN TRENDS AND UNCERTAINTIES
The following list represents a summary of known trends and uncertainties, which could have a significant impact on our results of operations, financial position and/or cash flows from operating, investing and financing activities.

■	The global economic environment remains in a relative state of uncertainty. Although a slight upturn has been seen in the financial trading markets during the last nine months of 2009, we expect the overall global economic recovery to be a long-term process. The potential for unforeseen adverse macroeconomic events remains a concern and the occurrence of such events could have a significant unfavorable effect on our business.

■	Programs supported by our Defense segment are generally in line with the fiscal year 2010 budget recently signed by President Obama; however, the future impact to our business from U.S. Defense programs will be influenced by the Quadrennial Defense Review and the development of the 2011 Department of Defense budget. Changes in the portion of the U.S. Defense budget allocated to programs supported by our Defense segment could materially impact our business. In addition, the variability of timing and size of key orders could negatively impact our future results.

■	Associated with recent declines in real estate markets around the world, particularly within the United States and Europe, we have experienced a reduction in demand for portions of our Fluid segment which sell products with residential and commercial market applications. This trend could continue to adversely affect our business in future periods.

■	In 2009, our position with municipal markets was an area of strength, as compared to the majority of other markets and industries serviced by our Fluid segment, which benefited from significant international contract wins. However, the relative strength of the municipal market remains uncertain as the potential for delays or cancellations of projects continues to exist. Such events could have a significant adverse affect on our Fluid segment.

■	A portion of our Fluid segment provides products to end markets such as oil and gas, power, chemical and mining. Economic conditions negatively impacted this portion of our business during 2009. Changes in economic conditions could impact our results in future periods.

■	The commercial airline industry has been significantly impacted by a decline in passenger and cargo traffic volume over the past year. According to the International Air Transport Association, losses are expected to continue into 2010. Commercial airline carriers have responded through spending cuts, including the postponement of new aircraft purchases and delayed aircraft maintenance. These activities have negatively impacted our Motion & Flow segment throughout 2009. Further worsening or slow recovery of the industry could continue to adversely affect our business in future periods.

■	The connectors industry experienced declines of approximately 25% during 2009 in both orders and sales as compared to 2008 levels. Recent data provided from a connectors industry report suggests, however, that improvement may be occurring during 2010. Approximately 27% of our Motion & Flow segment is sensitive to trends within the connector industry.

■	The global automotive and marine markets declined significantly in 2008 and throughout 2009, with significant contraction in OEM production over the same period. While government automotive stimulus packages introduced during the second and third quarters of 2009 have encouraged moderate recovery within global automotive markets, the stability of the market is still uncertain. Further declines in either the global automotive or marine markets could negatively impact portions of our Motion & Flow segment.

■	We expect to incur $140.0 of net periodic postretirement cost in 2010. Changes to our postretirement benefit plans, including material declines in the fair value of our postretirement benefit plan assets or adverse changes in other macro-economic factors could affect our results of operations, as well as require us to make significant funding contributions.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Item 1A of this Annual Report on Form 10-K and our disclosure under the caption “Forward-Looking Statements” at the end of this section.

CONSOLIDATED FINANCIAL RESULTS

				2009/2008	2008/2007
				INCREASE	INCREASE
				(DECREASE)	(DECREASE)
	YEAR ENDED DECEMBER 31			%/POINT	%/POINT
	2009	2008	2007	CHANGE	CHANGE
Revenue	$10,904.5	$11,694.8	$9,003.3	(6.8)%	29.9%
Gross profit	3,060.7	3,255.4	2,568.3	(6.0)%	26.8%
Selling, general and administrative expenses	1,576.4	1,709.2	1,328.9	(7.8)%	28.6%
Research and development expenses	258.1	244.3	182.3	5.6%	34.0%
Asbestos-related costs, net	237.5	14.3	13.8	–	3.6%
Restructuring and asset impairment charges, net	79.3	77.5	66.1	2.3%	17.2%
Operating income	909.4	1,210.1	977.2	(24.8)%	23.8%
Interest expense	99.5	140.8	114.9	(29.3)%	22.5%
Interest income	24.3	31.3	49.6	(22.4)%	(36.9)%
Income tax expense	174.5	312.3	265.5	(44.1)%	17.6%
Income from continuing operations	650.7	775.2	633.0	(16.1)%	22.5%
Gross margin	28.1%	27.8%	28.5%	0.3	(0.7)
Selling, general and administrative expenses as a % of revenue	14.5%	14.6%	14.8%	(0.1)	(0.2)
Research and development expenses as a % of revenue	2.4%	2.1%	2.0%	0.3	0.1
Operating margin	8.3%	10.3%	10.9%	(2.0)	(0.6)
Effective tax rate	21.1%	28.7%	29.5%	(7.6)	(0.8)

REVENUE AND ORDERS
Revenue for 2009 was $10,904.5, representing a 6.8%, or $790.3, decrease from 2008. Volume declines, primarily driven by global economic conditions, continued to negatively impact our commercial business segments, while revenue at our Defense segment was relatively flat year-over-year. Our Fluid segment represented approximately 60% of the decrease, with year-over-year declines in all divisions, primarily the Residential & Commercial Water division. Our Motion & Flow segment accounted for approximately 40% of the decrease. Included in the total revenue decline of $790.3 is the impact of unfavorable foreign currency fluctuations of $223.7.
Revenue for 2008 was $11,694.8, representing a 29.9% increase over 2007. This increase reflects contributions from acquisitions of $1,948.7, including EDO Corporation (EDO) and International Motion Control, Inc. (IMC), and a benefit of $98.5 from foreign currency exchange fluctuations. Despite a global economic environment that deteriorated as the year progressed, organic revenue grew 7.2% over the prior year primarily driven by higher volumes, price increases and contributions from new products and programs.
The following table illustrates the impact of organic growth, acquisitions completed during the period, and foreign currency translation fluctuations on revenue during these periods.

	$ CHANGE	% CHANGE
2007 Revenue	$9,003.3
Organic growth	644.3	7.2%
Acquisitions/(Divestitures), net	1,948.7	21.6%
Foreign currency translation	98.5	1.1%

Total change in revenue	2,691.5	29.9%

2008 Revenue	$11,694.8

Organic decline	(554.7)	(4.7)%
Acquisitions/(Divestitures), net	(11.9)	(0.1)%
Foreign currency translation	(223.7)	(2.0)%

Total change in revenue	(790.3)	(6.8)%

2009 Revenue	$10,904.5

Orders received during 2009 totaled $10,689.7, representing a decrease of 8.8%, or $1,037.0 from the prior year. On an organic basis, orders declined $774.9, or 6.6%, primarily driven by the impact of challenging global economic conditions on the majority of industries and markets served by our commercial business segments, as well as difficult comparisons to strong 2008 orders within the industrial, commercial and aerospace markets. Improvement in orders was seen during the fourth quarter of 2009 with growth of 2.6% over prior year and sequential growth over the third quarter of 2009, primarily driven by our Defense segment.
Orders received during 2008 totaled $11,726.1, an increase of $2,628.3 over the prior year, including orders attributable to acquisitions and a favorable benefit from foreign currency exchange translation. Organic orders increased 8.5% overall, including growth of 14.8% and 5.6% at our Defense and Fluid segments, respectively. Our Motion & Flow segment reported a full-year organic orders decline of 3.0%.

GROSS PROFIT
Gross profit for 2009 was $3,060.7, a 6.0% decrease from 2008. This decrease was attributable to the decline in revenue and unfavorable foreign currency fluctuations, partially offset by benefits from productivity gains, including efforts to improve supply chain productivity and control material costs. Gross margin increased 30 basis points to 28.1% during 2009. The 30 basis point improvement is primarily due to benefits from productivity improvements and various other cost-saving initiatives, which more than offset the impacts from reductions in sales volumes.
Gross profit for 2008 was $3,255.4, a 26.8% increase over 2007. Gross margin of 27.8% decreased 70 basis points for 2008, due to higher production costs, impact from the EDO acquisition, partially offset by price increases, and benefits from productivity and strategic initiatives, including efforts to improve supply chain productivity and control material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A decreased 7.8% to $1,576.4 in 2009. The year-over-year decrease was primarily attributable to cost-saving initiatives in response to declining global economic conditions, lower sales volumes, favorable foreign currency exchange translation and lower stock compensation expense, partially offset by higher postretirement plan costs.
SG&A increased 28.6% to $1,709.2 in 2008. The year-over-year increase was primarily attributable to the acquisitions of EDO and IMC, and a negative impact from foreign currency exchange translation. In addition, we recognized certain loss contingencies as a result of realignment actions taken during the fourth quarter of 2008 in our Fluid and Motion & Flow segments.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses (R&D) increased $13.8 and $62.0 during 2009 and 2008, respectively, over each prior year period. The 2009 increase was primarily due to increased spending for development materials on key growth platforms across our Defense segment. The 2008 increase reflects the impact of acquisitions, including EDO and IMC. R&D as a percentage of revenue was 2.4%, 2.1%, and 2.0% for the years ended December 31, 2009, 2008 and 2007, respectively, as we continued our efforts within each of our business segments to support product development.

ASBESTOS-RELATED COSTS, NET
During 2009, we recorded asbestos-related costs of $237.5, primarily related to the estimated liability, net of expected recoveries from insurance coverage and former ITT entities, for claims projected to be filed against the Company over the next 10 years. See the section entitled “Asbestos Matters” and Note 19, “Commitments & Contingencies,” in the Notes to Consolidated Financial Statements for additional information.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES, NET
During 2009, 2008 and 2007, we recorded $79.3, $77.5 and $66.1, respectively, of restructuring and asset impairment charges, net of restructuring accruals reversed. In response to the uncertainty present in the global economic environment, we initiated significant restructuring activities during the fourth quarter of 2008 and throughout 2009, which, as a result, will better position our businesses for 2010. These charges primarily include facility consolidations and headcount reductions, which reflect our efforts to streamline our operating structure.
See the section entitled “Restructuring and Asset Impairment Charges” and Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to Consolidated Financial Statements for additional information.

OPERATING INCOME
We generated operating income of $909.4 during 2009, a 24.8% decrease from the prior year, primarily reflecting volume declines and increased asbestos-related costs. These negative impacts were partially offset by benefits from the implementation of extensive cost-saving initiatives and productivity improvements, such as structural changes made to optimize our sourcing and reduce cycle times. In addition, we completed a strategic realignment of our Motion & Flow segment to better leverage our production capabilities and cost structures as well as reduce operational redundancies.
Operating margin decreased to 8.3% for 2009, a year-over-year decline of 200 basis points, primarily attributable to reductions in sales volumes and the impact of asbestos-related costs. These negative impacts were partially offset by benefits from productivity improvements and various cost-saving initiatives.
Operating income of $1,210.1 for 2008 reflects a 23.8% increase over the prior year. This increase was largely due to the impact from our EDO and IMC acquisitions. In addition, we realized organic operating income growth of 18.8% and 7.0%

from our Defense and Fluid segments, respectively. These contributions were primarily attributable to higher sales volumes and new programs at the Defense segment, and price increases at the Fluid segment. Operating income increased $4.3 at our Motion & Flow segment primarily due to contributions from acquisitions, such as IMC, and a benefit from foreign currency exchange translation, partially offset by higher production costs.
Operating margin decreased 60 basis points year-over-year to 10.3% for 2008. This decrease reflects increased SG&A, including the impact of acquisitions (higher amortization of intangible assets), costs incurred in connection with our fourth quarter realignment actions, higher restructuring expense, and unfavorable foreign currency transaction costs, partially offset by benefits from operating efficiencies and cost savings initiatives, and lower pension expense.

INTEREST EXPENSE AND INTEREST INCOME
Interest expense decreased 29.3% during 2009, due to interest rate declines on our commercial paper and variable rate debt as well as lower year-over-year levels of outstanding commercial paper and a decrease in interest related to taxes, partially offset by interest expense incurred related to the $1.0 billion debt issuance in May 2009.
Interest expense increased 22.5% during 2008 due to higher levels of debt, primarily reflecting our funding for acquisitions and capital expenditures during the periods, tax-related charges, and higher interest rates during the fourth quarter of 2008, partially offset by lower interest rates during the first nine months of 2008.
The 2009 year-over-year decrease in interest income of 22.4% was primarily due to lower average interest rates during the 2009 periods as compared to the prior year, partially offset by the recognition of interest refunds of $13.2 received in conjunction with an IRS tax settlement. The 2008 year-over-year decrease in interest income of 36.9% was driven by a lower average balance of cash and cash equivalents as compared to the prior year.

INCOME TAX EXPENSE
Income tax expense was $174.5 or 21.1% of income from continuing operations before income taxes for 2009, compared to $312.3 or 28.7% during the prior year. The year-over-year decrease in the effective tax rate was primarily attributable to the completion of a one-time restructuring of certain international legal entities which resulted in a reduction of the income tax provision in the amount of $57.7. In addition, reversals of valuation allowances of $17.1 coupled with other tax credits and allowable deductions of $12.0 have largely offset the prior year benefit from the tax account validation adjustment of $36.7.
Income tax expense was $312.3 or 28.7% of income from continuing operations before income taxes for 2008, compared to $265.5 or 29.5% during the prior year. The year-over-year decrease in the effective tax rate was primarily attributable to a tax account validation adjustment of $36.7 and the benefit from mix of earnings in countries with differing statutory rates, partially offset by a benefit recognized during 2007 associated with the settlement of a tax examination of $44.2.
See Note 6, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
During 2007, we sold the majority of the Switches businesses to a private equity firm, for net proceeds of $223.2, and an after-tax gain of $84.4. During the third quarter of 2008, we completed the sale of the remaining component of the Switches businesses to the same buyer, for net proceeds of $5.1. As a result, we recorded an after-tax gain on sale of $5.4 in 2008.
See Note 5, “Divestitures,’’ in the Notes to Consolidated Financial Statements for additional information.

SEGMENT REVIEW

	REVENUE			OPERATING INCOME			OPERATING MARGIN
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Defense	$6,296.8	$6,282.3	$4,176.2	$776.0	$727.0	$502.7	12.3%	11.6%	12.0%
Fluid	3,363.3	3,840.6	3,509.1	392.9	468.7	432.7	11.7%	12.2%	12.3%
Motion & Flow	1,253.0	1,583.4	1,332.5	118.2	191.7	187.4	9.4%	12.1%	14.1%
Corporate and Other/Eliminations	(8.6)	(11.5)	(14.5)	(377.7)	(177.3)	(145.6)	–	–	–

Total	$10,904.5	$11,694.8	$9,003.3	$909.4	$1,210.1	$977.2	8.3%	10.3%	10.9%

Defense Electronics & Services
Our Defense segment is designed to serve future needs around safety, security, intelligence and communication through the development, manufacture, and support of high-technology electronic systems and components for worldwide defense and commercial markets, and provides communications systems and engineering and applied research. The Defense segment sells its products to a wide variety of governmental and non-governmental entities located throughout the world. The Defense segment is comprised of seven divisions; Advanced Engineering & Sciences, Communication Systems, Electronic Systems, Intelligence & Information Warfare, Night Vision, Space Systems and Systems Divisions.

2009 Versus 2008

	$ CHANGE	% CHANGE
2008 Revenue	$6,282.3
Organic growth	19.5	0.3%
Foreign currency translation	(5.0)	(0.1)%

Total change in revenue	14.5	0.2%

2009 Revenue	$6,296.8

The 2009 year-over-year revenue growth of 0.2% was due to a number of positive and negative impacts from various divisions comprising our Defense segment.

Communication Systems Division – Revenue decreased 13.9% due to a decline in domestic Single Channel Ground and Airborne Radio (SINCGARS) volume, as well as reduced deliveries in our C4 (command, control, communications and computers) business.

Space Systems Division – Revenue growth of 7.9% was driven by positive contributions from the GPS Navigation project, as well as other classified programs.

Night Vision Division –
Revenue growth of 6.3% was driven by increased international sales.

Advanced Engineering & Sciences Division –
Revenue growth of 4.6% related to positive contributions from the Federal Aviation Administration’s (FAA) next generation air-traffic control program, and increased activity on other contracts.

Systems Division –
Revenue growth of 4.5% was driven by benefits from Middle East activity and program wins, including the Tethered Aerostat Radar System and service contracts, such as Maxwell Air Force Base and Fort Benning.

Electronic Systems Division — Revenue growth of 1.1% driven by strength within Airborne Integrated Electronic warfare systems and radar systems, partially offset by year-over-year declines in CREW deliveries.

Intelligence & Information Warfare Division – Revenue decreased 19.4% due to timing of deliveries for our electronic ground warfare systems.
Operating income increased $49.0 or 6.7% during 2009, resulting in an operating margin of 12.3%, an improvement of 70 basis points versus the prior year. The year-over-year growth, reflecting reduced costs of sales and SG&A expenses, was primarily attributable to benefits from cost-saving initiatives, such as productivity and sourcing strategies. These benefits were partially offset by increases in costs of materials, labor and other overhead, other unfavorable program mix impacts, higher employee benefit plan costs and increased investments in R&D.
We received orders of $6,223.0 during 2009, compared to $6,232.9 in the prior year. Significant orders received during 2009 include:

■	$363 domestic SINCGARS order,

■	$317 award to produce additional CREW 2.1 Counter-IED Jammers (CREW),

■	$155 order to supply two Advanced Imagers for the Japanese weather satellite program,

■	$138 Intelligence & Information Warfare equipment order,

■	$121 U.S. Night Vision order, and

■	$63 under the IDIQ Logistics Civil Augmentation Program (LOGCAP) IV, Task Order 5 contract win, with an estimated value of $1.2 billion.
Funded order backlog was $5.2 billion at December 31, 2009 and 2008. The level of order activity related to programs within the Defense segment can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

2008 Versus 2007

	$ CHANGE	% CHANGE
2007 Revenue	$4,176.2
Organic growth	341.9	8.2%
Acquisitions	1,766.4	42.3%
Foreign currency translation	(2.2)	(0.1)%

Total change in revenue	2,106.1	50.4%

2008 Revenue	$6,282.3

Acquisitions, including EDO and its shipments of CREW, contributed $1,766.4 in revenue for 2008. Organic revenue increased $341.9 or 8.2%, primarily due to contributions from the Advanced Engineering & Sciences division, driven by both existing and new contracts, including classified research programs, data analysis contracts, and the FAA’s contract to build the next generation air-traffic control system. Organic revenue growth was also attributable to contributions from our Communications Systems division, driven by strength in international SINCGARS sales, and our Systems division, primarily driven by non-conflict related programs such as SENSOR, missile defense and space control programs. Positive contributions from the GPS Navigation and the GeoEye projects were more than offset by declines in remote sensing and classified government programs at our Space Systems division. Night Vision division organic revenue increased as a result of contributions from new products and higher international sales. Revenue from our Electronic Systems division was relatively flat year-over-year, as decreases in our radar systems offset contributions from avionics.
Operating income increased $224.3 or 44.6% during 2008. Acquisitions, including EDO, contributed $129.8 during 2008, with the remaining increase of $94.5 attributable to organic growth. The year-over-year organic growth increase was primarily attributable to the previously mentioned revenue drivers. Operating margins decreased 40 basis points to 11.6%, reflecting higher production costs and higher amortization of intangible assets recognized as a result of the EDO acquisition, partially offset by benefits from productivity improvements and supply chain initiatives.
We received orders of $6,232.9 during 2008, an increase of $2,159.0 over the prior year, primarily attributable to contributions from acquisitions of $1,555.1, including EDO. Organic orders grew 14.8% over the prior year. Funded order backlog was $5.2 billion at December 31, 2008 and 2007.

Fluid Technology
Our Fluid segment provides critical products and services in markets that are driven by population growth, increasing environmental regulation, and global infrastructure trends. Products include water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with residential, commercial, and industrial applications. Fluid Technology brings its product and services portfolio to market through three market-oriented business divisions: Water & Wastewater, Residential & Commercial Water, and Industrial Process.

2009 Versus 2008

	$ CHANGE	% CHANGE
2008 Revenue	$3,840.6
Organic decline	(348.6)	(9.1)%
Acquisitions	23.9	0.6%
Foreign currency translation	(152.6)	(3.9)%

Total change in revenue	(477.3)	(12.4)%

2009 Revenue	$3,363.3

The decline in organic revenue of $348.6 from the prior year was primarily the result of lower volumes and significant overall weakness in most markets served by our Fluid segment caused by challenging global economic conditions. The segment’s declines were driven by weakness in Residential and Commercial Water and Industrial Process divisions. The overall segment revenue decline was partially mitigated by moderate growth and stability in our performance within municipal markets. However, we believe our 2009 performance compares favorably against those competing with us in markets such as municipal, industrial, commercial and residential. Further details are as follows:
Water & Wastewater Division – Organic revenue decreased $62.8 or 3.5% in 2009 as continued weakness within the global industrial and dewatering markets was partially offset by stability in municipal markets.
Residential & Commercial Water Division – Organic revenue decreased $194.8 or 15.2% in 2009 reflecting unfavorable global residential market conditions and commercial market declines.
Industrial Process Division – Organic revenue decreased by $84.7 or 10.4% in 2009. These results reflect weakness related to declines in North American general industrial markets, partially offset by growth within the oil & gas and power markets as well as within the EMEA region.
Operating income for 2009 decreased $75.8 or 16.2% from the prior year, with a decline in operating margin of 50 basis points to 11.7%. These declines were primarily attributable to reductions in sales volumes and higher employee benefit plan expenses, partially offset by strong productivity, which provided increasing benefits as the year progressed, and lower realignment costs.
During 2009, the Fluid segment received orders of $3,263.5, a decrease of $675.2 or 17.1%, including unfavorable foreign currency fluctuations of $183.0 or 4.6%, from the prior year. These results are primarily attributable to the decline in global economic conditions. The Industrial Process division experienced a 27.0% decline in organic orders, due to weakness in industrial orders within the North American and Asia Pacific regions, partially offset by significant contract wins in Brazil and Saudi Arabia within the oil and gas market during the fourth quarter. The Residential & Commercial Water division experienced a 16.0% decline in organic orders reflecting continued global commercial weakness. These two divisions accounted for approximately 87% of the segment’s total decline in organic orders. Order backlog was $823.8 at December 31, 2009, compared to $890.1 at December 31, 2008.

2008 Versus 2007

	$ CHANGE	% CHANGE
2007 Revenue	$3,509.1
Organic growth	271.9	7.7%
Acquisitions	9.9	0.3%
Foreign currency translation	49.7	1.4%

Total change in revenue	331.5	9.4%

2008 Revenue	$3,840.6

The increase in revenue was primarily attributable to organic growth of 7.7%, driven by higher volume and price, and the benefit from foreign exchange translation. Factors driving organic revenue growth were as follows:
Water & Wastewater Division – Organic revenue increased $100.5 or 6.1% in 2008 due to strength in water/wastewater transport, particularly within the municipal market, and dewatering, primarily attributable to the mining market.
Residential & Commercial Water Division – Organic revenue increased $63.2 or 5.3% in 2008 due to strength in global commercial markets as well as strength in the North American agriculture/irrigation market, partially offset by weakness in the North American residential market.
Industrial Process Division – Organic revenue increased by $121.9 or 17.3% in 2008 due to strength in our industrial operations, particularly within the chemical, oil and gas, power and mining markets.
Operating income for 2008 increased $36.0 or 8.3% over prior year, with a benefit of 1.3% attributable to foreign currency exchange translation. Organic operating income growth of 7.0% was primarily attributable to the previously mentioned revenue drivers. Operating margins decreased 10 basis points to 12.2% during 2008, reflecting higher production costs, as well as costs associated with the disposition of a manufacturing facility, partially offset by benefits from productivity improvements and supply chain initiatives and lower pension expense.
During 2008, we received orders of $3,938.7, an increase of $281.6 or 7.7% over the prior year, primarily due to organic order growth of $204.7 or 5.6%. This increase was primarily attributable to the Industrial Process division, resulting from strength in large project orders and strength in international markets. Order backlog was $890.1 at December 31, 2008, compared to $887.1 at December 31, 2007.

Motion & Flow Control
Our Motion & Flow segment provides highly engineered, durable components that serve the high end of our markets. This group of businesses provides products and services for the areas of defense, aerospace, industrial, transportation, computer, telecommunications, marine and beverage. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing.
Certain Motion & Flow divisions were combined during 2008 and 2009 to improve our strategic alignment with end-markets, and to better leverage our production capabilities and cost structure. This included the consolidation of our Controls, Aerospace Controls and Energy Absorption divisions into an aerospace-facing division referred to as Control Technologies, and the combination of our Koni® shocks product line with our Friction Technologies division (now collectively referred to as the Motion Technologies division). The Motion & Flow segment now consists of the Interconnect Solutions, Motion Technologies, Flow Control and Control Technologies divisions.

2009 Versus 2008

	$ CHANGE	% CHANGE
2008 Revenue	$1,583.4
Organic decline	(228.2)	(14.4)%
Divestitures	(35.8)	(2.3)%
Foreign currency translation	(66.4)	(4.2)%

Total change in revenue	(330.4)	(20.9)%

2009 Revenue	$1,253.0

The decline in revenue of $330.4 from the prior year was primarily the result of lower volumes caused by challenging global economic conditions affecting the majority of markets served by our Motion & Flow segment during 2009. The declines were mitigated during the latter half of 2009, through market share gains in the beverage and marine markets, benefits from European automotive stimulus programs, and solid results in rail within emerging markets. However, we believe our 2009 performance compares favorably against those competing with us in key markets such as automotive, general industrial, aerospace and defense. Further details are as follows:
Motion Technologies Division – Organic revenue decreased $35.6 or 6.3% reflecting weakness in the automotive and rail markets during the majority of 2009. These declines were partially offset, however, by strength in both markets during the latter half of 2009 resulting from benefits from European government stimulus programs and growth in emerging markets primarily related to efforts on China’s high-speed rail project.
Interconnect Solutions Division – Organic revenue declined $102.1 or 22.5%. These results are in-line with the overall connectors industry which experienced significant reductions in revenue and orders during 2009. This division serves the aerospace and industrial markets which were severely impacted by the economic downturn.
Flow Control Division – Organic revenue decreased $29.7 or 12.0%, primarily attributable to declines within the global industrial market, partially offset by market share gains in the beverage industry and a relatively flat marine market which saw declines in original equipment sales being offset by an increase in after-market sales.
Control Technologies Division – Organic revenue declined $56.3 or 17.5%. These results reflect a reduction in commercial aerospace original equipment production and sluggish after-market sales performance, as well as the impact of decreased industrial production activity, partially offset by strong performance in the defense market and the Enidine® product line.
Operating income decreased $73.5 or 38.3% during 2009, including impacts from unfavorable foreign currency fluctuations of $24.9. The decline was primarily affected by lower sales volume, as well as higher postretirement plan costs, partially offset by benefits from net cost reductions driven by various cost-saving initiatives and lower realignment costs. In the second half of 2009, we began realizing benefits associated with the significant restructuring and realignment actions taken over the last two years. As a result, this contributed to year-over-year improvements in operating income of $16.7 in the fourth quarter. Operating margin decreased 270 basis points to 9.4% during 2009, primarily reflecting the factors described above.
During 2009, the Motion & Flow segment received orders of $1,237.2, a decrease of $326.1 or 20.9%, including unfavorable foreign currency fluctuations of $64.7, from the prior year. These results are primarily attributable to the decline in global economic conditions. Our Interconnect Solutions division experienced a 25.3% decline in orders, a rate consistent with the industry as a whole. Our Control Technologies division incurred a 28.6% decline in orders, with significant impacts coming from the aerospace market. These two divisions accounted for approximately 76% of the segment’s total decline in organic orders. The segment’s 2009 order results benefited from significant automotive and transportation wins with Ford, Mercedes, Bombardier (China), and Siemens (China) as well as market share gains in the food and beverage market. Order backlog was $376.0 at December 31, 2009, compared to $417.1 at December 31, 2008.

2008 Versus 2007

	$ CHANGE	% CHANGE
2007 Revenue	$1,332.5
Organic growth	27.4	2.1%
Acquisitions	172.4	12.9%
Foreign currency translation	51.1	3.8%

Total change in revenue	250.9	18.8%

2008 Revenue	$1,583.4

Revenue increased $250.9 over the prior year, primarily attributable to contributions from IMC and the benefit of foreign currency exchange translation. Organic revenue grew $27.4 or 2.1%. Factors driving this increase were as follows:
Motion Technologies Division – Organic revenue increased $26.9 or 5.4%. These increases were attributable to higher volumes of OEM components (new platform wins) and aftermarket brake pad sales. These contributions were partially offset by a general slowdown during the second half of 2008 in the global automotive markets.
Interconnect Solutions Division – Organic revenue increased on higher volumes by $16.1 or 3.8%, primarily attributable to the Americas and Asia markets (strength in medical, defense, aerospace, rail and industrial markets, particularly within the oil & gas industry), partially offset by a slow-down in overall industry order activity during the fourth quarter of 2008.
Flow Control Division – Organic revenue decreased $25.0 or 9.9%. This decrease was primarily attributable to an overall decline in the bath, spa and whirlpool markets, partially offset by positive contributions from the domestic beverage market.
Control Technologies Division – Organic revenue increased $10.8 or 6.8%, primarily driven by strength in commercial/aerospace aftermarket products.
Operating income increased $4.3 or 2.3% including contributions from acquisitions and the benefit from foreign currency exchange translation. Operating income declined $28.0 or 14.9% on an organic basis primarily due to realignment costs associated with the planned sale of our Spa and Whirlpool business as well as our European Industrial Distribution business, higher restructuring expense and production costs, partially offset by increased sales volume, benefits from productivity improvements and supply chain initiatives, and lower pension expense.
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

Corporate and Other
Corporate expenses of $377.7 for 2009 increased $200.4 compared to the same prior year period. This increase is primarily due to additional asbestos-related costs of $223.2 recognized during 2009, partially offset by lower environmental-related and bonus costs as well as investment gains on corporate-owned life insurance policies. Corporate expenses of $177.3 for 2008 increased $31.7 compared to the prior year, primarily reflecting higher bonus and restructuring costs, as well as corporate initiatives, including expanded resources and review procedures in the tax accounting function.

Restructuring and Asset Impairment Charges

2009 Restructuring Activities
During 2009, we recorded a net restructuring charge of $79.3, reflecting costs of $70.7 related to new actions and $11.4 related to prior years’ plans, as well as the reversal of $2.8 of restructuring accruals that management determined would not be required. The charges associated with actions announced during 2009 primarily represent severance costs for reductions in headcount associated with the strategic relocation of certain production operations within our Fluid and Motion & Flow segments to lower cost regions, as well as other various planned reductions in headcount associated with our lean fulfillment initiative. Planned position eliminations total 1,092 employees, including 528 factory workers, 530 office workers and 34 management employees. The costs recognized during 2009 related to prior years’ plans of $11.4 primarily reflect additional severance and lease cancellation related costs. We do not expect to incur significant additional costs associated with plans initiated during 2009 in future periods.
We made restructuring payments of $81.9 during 2009, of which $29.2 related to actions announced during 2009 and $52.7 related to prior years’ plans. The projected future savings over a five-year horizon from restructuring actions announced during 2009 are approximately $61 during 2010 (of which $42 is incremental to savings realized in 2009), and $272 between 2011 and 2014. The following table details the components of restructuring charges recorded during 2009.

Components of Charges

	2009 ACTIONS

							PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid	$31.0	$0.4	$2.4	$0.4	$34.2	506	$3.9	$(1.3)
Motion & Flow	31.3	0.5	1.5	0.7	34.0	496	3.3	(0.7)
Defense	1.3	–	0.3	–	1.6	79	4.2	(0.6)
Corporate and Other	0.6	0.2	0.1	–	0.9	11	–	(0.2)

	$64.2	$1.1	$4.3	$1.1	$70.7	1,092	$11.4	$(2.8)

2010 Defense Realignment
In January 2010, a strategic realignment of the Defense segment was announced to better align with the emerging needs of its expanding global customer base, which is increasingly integrated and network-centric. The realignment, which is scheduled to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. The Defense segment is being renamed ITT Defense and Information Solutions. The current organizational structure, consisting of seven divisions, is being consolidated into three larger divisions. We expect to incur approximately $20 to $30 in restructuring expenses during 2010 associated with the realignment, with incremental margin benefits expected in 2011.

2008 Restructuring Activities
During 2008, we recorded a net restructuring charge of $74.6, reflecting costs of $66.9 related to new actions and $9.3 related to prior years’ plans, as well as the reversal of $1.6 of restructuring accruals that management determined would not be required. The charges associated with actions announced during 2008 primarily represent a reduction of structural costs in all business segments and the planned closure of a facility in the Motion & Flow segment and a facility in the Defense segment. Planned position eliminations total 1,360, including 614 factory workers, 704 office workers and 42 management employees. The costs associated with the prior years’ plans primarily reflect severance and lease cancellation related costs.

We made restructuring payments of $54.1 during 2008, of which $16.1 related to actions announced during 2008 and $38.0 related to prior years’ plans. The projected future savings over a four-year horizon from restructuring actions announced during 2008 are approximately $77 during 2010, and $231 between 2011 and 2013. No material changes have occurred to previously reported anticipated savings from restructuring actions. The following table details the components of restructuring charges recorded during 2008.

Components of Charges

	2008 ACTIONS						PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid	$30.7	$0.4	$0.9	$0.1	$32.1	600	$3.2	$(1.0)
Motion & Flow	20.5	0.6	0.4	0.8	22.3	589	6.0	(0.4)
Defense	9.6	0.7	0.6	–	10.9	157	0.1	(0.2)
Corporate and Other	1.4	0.1	0.1	–	1.6	14	–	–

	$62.2	$1.8	$2.0	$0.9	$66.9	1,360	$9.3	$(1.6)

2008 Asset Impairment Charges
During 2008, we recognized $2.9 of charges related to the impairment of long-lived assets. During the fourth quarter of 2008, we recognized an asset impairment charge of $1.8 related to the write-down of software due to a decision to cancel a project as a result of an organizational realignment. During the third quarter of 2008, we recognized an impairment charge of $1.1 related to one of our Motion & Flow businesses, reflecting the reduction of our expected future earnings for this business.

2007 Restructuring Activities
During 2007, we recorded a net restructuring charge of $61.1, reflecting costs of $57.9 related to new actions and $7.4 related to prior year plans, as well as the reversal of $4.2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during 2007 represent a reduction of structural costs in all business segments and the planned closure of four facilities in the Fluid segment, one facility in the Motion & Flow segment and two facilities in the Defense segment. Planned position eliminations total 729, including 341 factory workers, 345 office workers and 43 management employees. The costs associated with prior years’ plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset write-offs and severance costs.
We made restructuring payments of $51.5 during 2007,of which $26.8 related to actions announced during 2007 and $24.7 related to prior years’ plans. The projected future savings over a three-year horizon from restructuring actions announced during 2007 are approximately $58 during 2010, and $115 between 2010 and 2012. No material changes have occurred to previously reported anticipated savings from restructuring actions. The following table details the components of restructuring charges recorded during 2007.

Components of Charges

	2007 ACTIONS						PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid	$32.7	$0.5	$1.4	$2.1	$36.7	410	$3.5	$(1.1)
Motion & Flow	9.5	–	0.3	0.4	10.2	201	1.0	(0.5)
Defense	6.2	–	1.5	–	7.7	115	2.9	(0.9)
Corporate and Other	3.3	–	–	–	3.3	3	–	(1.7)

	$51.7	$0.5	$3.2	$2.5	$57.9	729	$7.4	$(4.2)

2007 Asset Impairment Charges
During the fourth quarter of 2007, we recognized $5.0 of charges related to the impairment of long-lived assets. The impairment was the result of our determination that two businesses, one within the Motion & Flow segment and one within the Fluid segment, were experiencing lower than expected financial results, and as a result certain long-lived assets of those businesses may be impaired. After revising the earnings forecasts for those businesses to reflect current business conditions, asset impairment charges of $4.2 and $0.8 were recorded within the Motion & Flow and Fluid segments, respectively.

Postretirement Benefit Plans

Postretirement Expense
Postretirement costs (pension and other employee-related defined benefit plans) affect results in all segments. We recorded $98.5 of net periodic postretirement cost in the Consolidated Income Statement during 2009, compared with net periodic postretirement costs of $28.3 and $93.8 in 2008 and 2007, respectively. As more fully described in Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements, the primary drivers behind the increase in the net periodic postretirement cost were the effect of an increase in the amortization of actuarial losses, and lower expected returns on plan assets, partially offset by an increase in the discount rate for our foreign plans.
In 2010, we expect to incur approximately $140.0 of net periodic postretirement cost that will be recorded in the Consolidated Income Statement. The increase in net periodic postretirement cost is primarily due to an increase in the amortization of deferred losses and the effect of higher service cost due to the addition of approximately 3,000 employees from the prior EDO Corporation into the U.S. Salaried Retirement Plan.

Funded Status, Plan Contributions and Other
At December 31, 2009, our postretirement benefit plans were underfunded by $1.8 billion. A substantial portion of the underfunded position arose during the fourth quarter of 2008, when we recognized a substantial decline in the fair market value of our postretirement benefit plan assets. Favorable market conditions during the latter half of 2009 resulted in an increase in the fair market value of our postretirement benefit plan assets, contributing to an after-tax gain to other comprehensive income of $145.9. Further, $377.9 of the $1.8 billion underfunded obligation is in pension plans where funding is not permitted or, in foreign environments, where funding is not feasible.
Funding requirements under IRS rules are a major consideration in making contributions to our U.S. postretirement benefit plans. With respect to U.S. qualified postretirement benefit plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. In 2009, we contributed $161.0 to our postretirement plans, including a voluntary contribution of $100.0 to the U.S. Salaried Retirement Plan during the fourth quarter.
The U.S. Pension Protection Act of 2006 (Pension Act) contains funding requirements for defined benefit pension plans. The Pension Act establishes a 100% funding target over 7 years for plan years beginning after December 31, 2007. No shortfall amortization payments are required if the pension plan meets the following targets: 92% funded in 2008; 94% funded in 2009; and 96% funded in 2010. The U.S. Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) was passed in December 2008. WRERA provides (i) the shortfall amortization charge will be based on the transition percentages (92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter) as opposed to the original Pension Act language of 100% of funding target, (ii) clarification that the averaging method used to value assets is to be adjusted for expected earnings which results in “asset smoothing,” and (iii) relief from the restriction on benefit accruals in 2009, by allowing a plan sponsor to use the greater of the Adjusted Funding Target Attainment Percentage from January 1, 2008 and January 1, 2009.
In 2010, we are not required to make any mandatory contributions to our U.S. Salaried Retirement Plan to satisfy minimum statutory funding requirements. Further, assuming that actual plan returns are consistent with our expected return on plan assets, interest rates remain constant, and there are no additional changes to U.S. pension funding legislation, we may be required to make mandatory contributions of approximately $100 in 2011. We may, however, make voluntary contributions over the next two years to improve the funded status of our U.S. Salaried Plan. We currently anticipate making contributions to our postretirement benefit plans in the range of $10 to $15 during 2010.
The funded status at the end of 2010 and future required contributions, will depend primarily on the actual return on assets during the year and the discount rate at the end of the year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

Recoverable Pension Costs and Plan Contributions
U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we have sought and would seek reimbursement from the DOD for a portion of our postretirement costs and plan contributions. Effective January 1, 2010, approximately 3,000 employees from the prior EDO Corporation will join the U.S. Salaried Retirement Plan. The addition of these employees is estimated to increase the percentage of active U.S. Salaried Retirement Plan participants under the Defense segment to 76% from approximately 72% at December 31, 2009.

Cash Flow Summary

YEAR ENDED DECEMBER 31	2009	2008	2007
Operating Activities	$1,269.7	$1,119.6	$798.1
Investing Activities	(285.1)	(502.9)	(1,958.1)
Financing Activities	(771.9)	(1,407.4)	1,981.1
Foreign Exchange	40.0	(73.4)	103.0

2009 Versus 2008
Cash and cash equivalents increased $250.7 to $1,215.6 during 2009. The $1,269.7 of cash generated from operating activities more than funded the $771.9 and $285.1 cash used in financing and investing activities, respectively. These uses of cash were due to a $639.8 net repayment of debt combined with investments in the business of $271.6 for capital expenditures and $34.3 for acquisitions, while at the same time returning value to the shareholders through $147.9 of dividend payments, an increase of 22% over 2008.

2008 Versus 2007
Cash and cash equivalents decreased $875.1 to $964.9 during 2008. The $1,119.6 of cash generated from operating activities was insufficient to cover the $502.9 and $1,407.4 cash used in financing and investing activities, respectively. These uses of cash were due to a $1,251.7 net repayment of debt combined with investments in the business of $248.7 for capital expenditures and $275.7 for acquisitions, while at the same time returning value to the shareholders through $120.9 of dividend payments, an increase of 25% over 2007.

Operating Activities

2009 Versus 2008
Cash provided by operating activities in 2009 increased $150.1 from the prior year. This increase is largely the result of a net cash improvement of $320.9 from working capital, partially offset by a $136.9 increase in contributions to our pension plans. The working capital improvement was primarily due to a year-to-year reduction in accounts receivable in the Defense and Fluid segments due to lower sales volumes and improved collections. The increase in pension plan contributions was driven by a $100.0 voluntary contribution to the U.S. Salaried Retirement Plan in 2009, as compared to none in 2008. Cash from operating activities was also negatively impacted as compared to the prior year due to a $98.7 increased use of cash from accrued expenses in all business segments. Although income from continuing operations declined $124.5 from the prior year, this was largely due to the increase in non-cash asbestos costs of $223.2, excluding the income tax benefit reflected within accrued and deferred taxes. As a result, this did not have an impact on cash flows from operating activities. Net asbestos payments were not significant in each of the years. Net annual cash outflows related to the recorded asbestos liability are projected to be approximately $10 to $15 over the next several years, relatively consistent with recent levels, and increase to approximately $30 to $40 by 2019.

2008 Versus 2007
Cash provided by operating activities in 2008 increased $321.5 from the prior year. This significant increase is partially due to a $235.1 increase in income from continuing operations, excluding non-cash increases in depreciation and amortization, combined with a $59.0 reduction in contributions to our pension plans, $50.0 of which related to our U.S. Salaried Retirement Plan. Working capital provided a modest increase in cash from last year as a $123.8 reduction in the use of cash from accounts receivable, primarily driven by improved cash collections within the Fluid segment, was largely offset by reduced sources of cash of $75.9 from accounts payable and accrued expenses and $41.4 from inventories. Each of the business segments contributed to the accounts payable and accrued expenses impact, led by lower volumes and timing of payments, while the change in inventories was primarily attributable to the Defense segment due to the ramp up of CREW units, coupled with delayed international shipments. Additionally, EDO businesses were a significant contribution underlying the overall operating cash flow performance.

Investing Activities

Capital Expenditures:

2009 Versus 2008
Capital expenditures during 2009 were $271.6, an increase of $22.9 as compared to the prior year. The increase is driven by $27.8 of incremental investments within the Defense segment primarily in support of the ADS-B contract with the FAA, as well as $21.7 of incremental investments in IT infrastructure. These incremental investments were partially mitigated by the absence of prior year investments for ITT’s new headquarters that consolidated the corporate headquarters with the headquarters operations of its Fluid and Motion & Flow segments, in addition to reductions in Fluid and Motion & Flow segments in response to reduced revenues.

2008 Versus 2007
Capital expenditures during 2008 were $248.7, an increase of $9.4 as compared to 2007. The increase is driven by higher spending of $30.3 in the Defense segment primarily due to the acquisition of EDO at the end of 2007, an $18.5 increase in the Motion & Flow segment as a result of the purchase of a manufacturing facility in Mexico, combined with timing of investments as compared to last year. These increases were offset by net reductions of $39.4 largely reflecting the absence of a prior year cash payment of $44.8 related to the renewal of the sale leaseback arrangement for ITT’s corporate aircraft whose term expired in December 2007 (see Note 20, “Guarantees, Indemnities and Warranties,” in the Notes to Consolidated Financial Statements for further discussion). This was partially offset by payments related to the leasehold improvements for ITT’s new headquarters that consolidates its corporate headquarters and the headquarters operations of its Fluid and Motion & Flow segments.

Acquisitions:
During 2009, we spent $34.3 primarily on acquisitions of two businesses within our Fluid segment.
During 2008, we spent $226.5 related to additional costs for 2007 acquisitions including, the EDO acquisition within the Defense segment. We also spent $49.2 on acquisitions of several other smaller companies, including two companies in the Motion & Flow segment and two companies in the Fluid segment.
During 2007, we spent $2,009.2 for the acquisition of six companies. The acquisitions of EDO for $1,598.7 within our Defense segment and of IMC for $390.5 within our Motion & Flow segment comprised most of the total spending. Of the other acquisitions, one was in the Defense segment and three were in the Fluid segment.

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

Financing Activities

Debt:
During 2009, we repaid net debt of $639.8. In May 2009, the Company issued $500.0 of 4.9% Senior Notes due 2014 and $500.0 of 6.125% Senior Notes due 2019. The offering resulted in net proceeds of $992.1. These proceeds combined with cash from operations were used to repay $1,603.0 of short-term debt and $29.3 of long-term debt.
During 2008, our use of cash related to short-term debt increased $3,540.9 over the prior year, reflecting net payments of $1,229.0 in 2008 primarily related to the financing of the EDO acquisition as compared to net short-term borrowings of $2,311.9 in 2007.

Share Repurchases:
Consistent with our 2009 objectives surrounding the preservation of liquidity, we did not participate in the share repurchase program during the year. As of December 31, 2008, we had repurchased 7.1 shares for $430.8, including commission fees, under our $1 billion share repurchase program. In 2008, we spent $75.0, including commission fees, on the repurchase of common stock. In 2007, we spent $299.0, including commission fees, on the repurchase of common stock. Of this amount, $48.6 relates to 0.9 shares which were acquired at the end of 2006 and settled in January 2007. The remaining $250.5 relates to 4.1 shares repurchased in 2007.

Dividends:
In 2009, we made $147.9 of dividend payments to shareholders, a 22% increase over 2008. In 2008, we made $120.9 of dividend payments to shareholders, a 25% increase over 2007.

Foreign Exchange
During 2009, the currency exchange rate effects on cash and cash equivalents was a benefit of $40.0 primarily due to a stronger Euro year-over-year. During 2008, the $73.4 negative foreign exchange impact was primarily due to a weaker Euro, Swedish Krona and Canadian Dollar as compared to the prior year. The $103.0 foreign exchange benefit in 2007 was driven by a stronger Euro as compared to the prior year.

Liquidity and Capital Resources
Our principal source of liquidity is operating cash flows. We have the ability to meet our additional short-term funding requirements through the issuance of commercial paper. Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short and long-term basis. Significant factors that affect our overall management of liquidity include the adequacy of commercial paper and supporting bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result may alter the mix of our short- and long-term financing, when advantageous to do so.
In April 2009, we filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (SEC), pursuant to which, in May 2009, we issued $500.0 of 4.9% Senior Notes due 2014 and $500.0 of 6.125% Senior Notes due 2019 (collectively, the Notes). The offering resulted in gross proceeds of $998.3, offset by $6.2 in debt issuance costs. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the date of redemption. If the Company experiences a change of control, the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued interest. The Notes are senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness.
We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have and will continue to transfer cash from the international subsidiaries to U.S. and to other international subsidiaries when it is cost effective to do so.
We expect that available cash, our committed credit facility and access to the public debt markets provide adequate short-term and long-term liquidity. We believe that cash flows from operations and our access to the commercial paper market are sufficient to meet our short-term funding requirements. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including available cash and our existing committed credit facility, would be sufficient to meet our short-term funding requirements.
We do not believe, subject to risks and uncertainties inherent in the estimation process, that the asbestos-related net liability for unasserted claims to be filed over the next 10 years will result in a material impact to either our short-term or long-term liquidity positions, nor do we anticipate the net liability for claims to be filed over the next 10 years will have a material impact to our net annual cash flows.
Current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

DECEMBER 31	2009	2008
Cash and cash equivalents	$1,215.6	$964.9
Short-term debt and current maturities of long-term debt	$75.0	$1,679.0
Long-term debt	1,430.8	467.9

Total debt	1,505.8	2,146.9

Total shareholders’ equity	3,878.3	3,059.9

Total capitalization (debt plus equity)	$5,384.1	$5,206.8

Debt to total capitalization	28.0%	41.2%
Net debt (debt less cash and cash equivalents)	290.2	1,182.0
Net capitalization (debt plus equity less cash and cash equivalents)	4,168.5	4,241.9
Net debt to net capitalization	7.0%	27.9%

The reduction in net debt primarily reflects our focus on preserving liquidity and improving financial capacity for 2010. Some of this improved financial capacity was committed when we entered into an agreement on February 17, 2010 to purchase Nova Analytics Corporation (Nova), a privately held company. The purchase price is approximately $390, subject to normal and customary closing conditions. We expect that the purchase price will be funded through a mix of cash and commercial paper. Nova is a leading manufacturer of premium quality field, portable, on-line and laboratory analytical instruments used in water and wastewater, environmental, industrial, food and beverage, pharmaceutical and medical applications.
Nova provides ITT strong brands, technologies, robust distribution and solid aftermarket content in the growing $6 billion analytical instrumentation market. The addition of Nova will help strengthen our global positions by broadening the set of solutions we offer customers in key markets such as municipal water and wastewater, industrial processing, and food & beverage.
The transaction is projected to be completed by the end of March 2010 pending customary regulatory approvals. Nova employs approximately 725 people across Germany, Norway, France, the United Kingdom, the United States and China with projected 2010 revenue of approximately $150.

Credit Facilities and Commercial Paper Program
In November 2005, ITT entered into a five-year revolving credit agreement (November 2005 Credit Facility), in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised the option to increase the principal amount under the revolving credit agreement to $1.75 billion. As of December 31, 2009, we were in compliance with the financial covenants specified under this agreement. During the first quarter of 2009, a separate 364-day $1.0 billion credit facility expired and was not renewed.
The revolving credit agreements are intended to provide additional liquidity as a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. During 2009, we utilized cash from operations and the $1.0 billion long-term debt issuance to pay down our outstanding commercial paper balance. As of December 31, 2009 and 2008, the commercial paper balance was $55.0 and $1,618.7, respectively.

Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2009:

	PAYMENTS DUE BY PERIOD
		LESS THAN			MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt(1)	$1,406.0	$10.5	$89.9	$551.1	$754.5
Interest payments(2)	721.4	82.6	156.6	139.7	342.5
Operating leases(3)	721.2	147.7	212.2	125.7	235.6
Purchase obligations(4)	818.2	400.2	294.7	123.3	–
Other long-term obligations reflected on balance sheet(5)	193.1	20.6	37.6	29.4	105.5

Total	$3,859.9	$661.6	$791.0	$969.2	$1,438.1

In addition to the amounts presented in the table above, we have recorded liabilities for pending and future unasserted asbestos claims to be filed over a 10-year period and uncertain tax positions of $933.2 and $170.9, respectively, in our Consolidated Balance Sheet as of December 31, 2009. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years beyond 12 months.

(1)	See Note 14, “Debt,” in the Notes to Consolidated Financial Statements, for discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt, including current maturities and exclude the deferred gain on interest rate swaps and unamortized discounts and debt issuance costs.

(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of December 31, 2009 utilizing year end interest rates.

(3)	Refer to Note 13, “Leases and Rentals,” in the Notes to Consolidated Financial Statements, for further discussion of lease and rental agreements.

(4)	Represents unconditional purchase commitments that are principally take or pay obligations related to the purchase of certain raw materials and subcontract work.

(5)	Other long-term obligations include estimated environmental payments. We estimate, based on historical experience, that we will spend between $8.0 and $13.0 per year on environmental investigation and remediation. We are contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2009, our best estimate for environmental liabilities is $139.7. In addition, other long-term obligations include letters of credit, and payments in connection with our settlement of compliance issues in the Defense segment.

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
In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $41.7. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2009, the projected fair value of the aircraft at the end of the lease is estimated to be $3.9 less than the residual value guarantee. However, since this estimated loss does not exceed the $5.4 gain we realized from the sale of the aircraft which has been deferred as a loss contingency for the residual value guarantee, we have not recorded any additional accrual in our financial statements.
ITT has a number of individually immaterial guarantees outstanding at December 31, 2009, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. Actual results in these areas could differ from management’s estimates.

Contingent Liabilities
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages against the Company relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Accruals for anticipated settlements have been established where the outcome of the matter is probable and can be reasonably estimated. In addition, accruals for legal fees for various matters have been established where the fees are probable of payment and can be reasonably estimated. Based on present information, including our assessment of the merits of claims, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have a material adverse impact on the cash flow, results of operations, or financial position, on a consolidated basis in the foreseeable future, unless otherwise noted.
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

Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.
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
The recorded liability represents our best estimate based upon current, known information. While there are other potential estimates, our methodology does not create a range of estimates of reasonably possible outcomes as we have determined our point estimate based upon our assessment of the value of each underlying assumption. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos-related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we will reassess the projected liability of unasserted asbestos claims to be filed over the next 10 years based upon the trends we are experiencing in those factors to which the liability is most sensitive, maintaining a rolling 10-year projection. Annually, in the third quarter each year, we will conduct a detailed study with the assistance of an outside consultant to review and update as appropriate the underlying assumptions used in our liability estimate. Additionally, we will periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
We record a corresponding asbestos-related insurance asset that represents our best estimate of probable insurance recoveries for the asbestos liabilities for pending claims, as well as unasserted claims to be filed over the next 10 years. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements with its insurers, as well as a number of additional factors. These additional factors include current levels of recovery experience, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies. In addition, the Company retained an insurance consulting firm to assist management in the estimation of probable insurance recoveries based upon the analysis of policy terms, the likelihood of recovery provided by our legal counsel assuming the continued viability of those insurance carriers which are currently solvent and incorporating risk mitigation judgments where policy terms or other factors were not certain.
We have estimated that we have insurance that will cover 69 percent of the asbestos costs (defense and settlement costs) for pending claims as well as unasserted claims to be filed over the next 10 years. However, because there are gaps in our coverage, reflecting certain uninsured periods and prior insurance settlements, and we expect that certain policies from some of our primary insurers will exhaust within the next 10 years, the insurance coverage percent is expected to decline for potential additional asbestos liabilities. The tenth year of our projection of the unasserted asbestos claims liability against the related insurance asset declines to approximately 25 percent. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
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
See Note 19, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information.

Pension Plans
ITT sponsors numerous defined benefit pension plans for employees around the world. The determination of projected benefit obligations and the recognition of expenses related to pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality and termination (some of which are disclosed in Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements) and other factors. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Significant Assumptions
Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary. A summary of the significant assumptions used to estimate our defined benefit pension costs and obligations are as follows:

WEIGHTED AVERAGE ASSUMPTIONS	2009	2008
Expected rate of return on plan assets used to determine net periodic benefit cost	8.87%	8.87%
Discount rate used to determine net periodic benefit cost	6.24%	6.19%
Discount rate used to determine benefit obligation at December 31	5.98%	6.24%
Rate of future compensation increase used to determine benefit obligation at December 31	3.99%	3.97%

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
Based on the approach described above, we estimate the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, our actual geometric average annual return on plan assets for domestic pension plans were 4.4%, 9.3%, 9.3% and 10.8%, for the past 10, 15, 20, and 25 year periods, respectively.
The chart below shows actual returns versus the expected long-term returns for our U.S. pension plans that were utilized in the calculation of the net periodic pension cost for each respective year. See Note 16, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for more information.

	2009	2008	2007
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	24.1%	(31.2)%	12.7%

For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value could materially effect net periodic pension cost. Our weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2009 is 8.88%.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds with maturities between zero and thirty years developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2009, is 5.98%.
The rate of future compensation increase assumptions

reflect our long-term actual experience and future and near-term outlook. At December 31, 2009, our expected rate of future compensation of 4.0% for U.S. plan participants was unchanged from the prior year.

Pension Expense
A 25 basis point change in the expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on 2010 pension expense:

	INCREASE/(DECREASE)
	IN PENSION EXPENSE
	25 BASIS	25 BASIS
	POINT INCREASE	POINT DECREASE
Long-term rate of return on assets used to determine net periodic benefit cost	$(10.1)	$10.1
Discount rate used to determine net periodic benefit cost	(12.5)	12.6
Rate of future compensation increases used to determine net periodic pension cost	3.3	(3.0)

Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. ITT’s U.S. Salaried Pension Plan represents approximately 77% of the total pension obligation, and therefore the funded status of the U.S. Salaried Retirement Plan has a considerable impact on the overall funded status of our pension plans.
We estimate that every 25 basis point change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan by approximately $113. Similarly, every five percentage point change in the actual 2010 rate of return on assets impacts the same plan by approximately $176.

Fair Value of Plan Assets
The plan assets of our postretirement plans are comprised of a broad range of investments including domestic and foreign equity securities, interests in private equity and hedge funds, fixed income investments, commodities, real estate and cash and cash equivalents.
A substantial portion of our postretirement benefit plan assets portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, management has estimated adjustments to the last reported value were necessary to measure the assets at fair value at the measurement date.
These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded for these assets represented approximately one percent of total plan assets. Asset values for other positions were generally measured using market observable prices.
See Note 16, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for further information.

Revenue Recognition
ITT recognizes revenue as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. For the majority of our product sales, title transfers when products are shipped. Under certain circumstances, title passes when products are delivered. Further, some sales are recognized when the customer picks up the product. In the Defense segment, certain contracts require the delivery, installation, testing, certification and customer acceptance before revenue can be recorded.
The Defense segment and certain businesses in our Fluid segment generally recognize sales and anticipated profits under long-term fixed-price contracts based on units of delivery, completion of scheduled performance milestones, or percentage of costs incurred to total costs. Estimated contract profits are recorded into earnings in proportion to recorded sales. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Sales under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. Anticipated losses on contracts are recorded when first identified by ITT. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.

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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
We adjust our liability for uncertain tax positions in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional tax expense would result. If a payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Goodwill and Other Intangible Assets
We review goodwill and purchased indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We conduct our annual impairment test as of the first day of the fourth quarter. We perform a two-step impairment test for goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceed its fair value, then we must perform the second step of the impairment test in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We also compare the fair value of purchased intangible assets with indefinite lives to their carrying value. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. We estimate the fair value of our reporting units and purchased intangible assets with indefinite lives using an income approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows.
Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to reporting units to determine the carrying value of each reporting unit also requires judgment. The fair value of our reporting units and purchased intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates.
Our 2009 annual goodwill impairment analysis, did not result in an impairment charge. In 2009, the fair value of our reporting units significantly exceeded the carrying value. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 100 basis point increase to the discount rates utilized and a 100 basis point decrease to the assumed future growth rates of each reporting unit. This hypothetical change would not result in any reporting unit failing step one of the impairment test.

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

■	General economic and business conditions;

■	Economic, political and social conditions in the countries in which we conduct our businesses;

■	Changes in government defense budgets;

■	Decline in consumer spending;

■	Sales and revenues mix and pricing levels;

■	Availability of adequate labor, commodities, supplies and raw materials;

■	Interest and foreign currency exchange rate fluctuations;

■	Competition and industry capacity and production rates;

■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;

■	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;

■	Acquisitions or divestitures;

■	Personal injury claims;

■	Uncertainties with respect to our estimation of asbestos liability exposure and related insurance recoveries;

■	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;

■	Government regulations and compliance therewith;

■	Changes in technology;

■	Intellectual property matters;

■	Governmental investigations;

■	Potential future employee benefit plan contributions and other employment and pension matters;

■	Contingencies related to actual or alleged environmental contamination, claims and concerns; and

■	Changes in generally accepted accounting principles.
In addition to these factors, our business segments may be affected by the more specific factors referred to below and as included in this Management’s Discussion and Analysis and under Item 1A. “Risk Factors.”
The Defense segment will be affected by factors, including the level of defense funding by domestic and foreign governments; changes in the portion of the U.S. Defense budget devoted to products and services of the types of products we provide; our ability to receive contract awards; government investigations; government contracts subject to security and facility clearances; our ability to obtain and maintain export licenses; our ability to sell to international markets and our ability to develop and market products and services for customers outside of traditional markets.
The Fluid segment will be affected by factors including broad economic conditions in markets served; governmental funding levels; raw material prices; international demand for fluid management products; the ability to successfully expand into new geographic markets; weather conditions; and continued demand for replacement parts and servicing.
The Motion & Flow segment will be affected by the cyclical nature of the transportation industry; economic conditions in its major markets; weather conditions; production levels of major auto producers; and demand for replacement parts.
ITT assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The nature of our business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates, and commodity prices. ITT uses derivative financial instruments to mitigate or eliminate some of those risks. We do not hold or issue derivative instruments for trading or speculative purposes. Our credit risk associated with these derivative contracts is generally limited to the unrealized gain on those contracts with a positive fair market value, should any counterparty fail to perform as contracted. The counterparties to our derivative contracts consist of a number of major, international financial institutions. ITT continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.
ITT, at times, uses interest rate swaps to manage its debt portfolio, the related financing costs and interest rate structure. As of December 31, 2009, we did not have any material open interest rate swap contracts. We consider our current risk related to market fluctuations in interest rates to be minimal when considering our debt is largely long-term and fixed-rate in nature. At December 31, 2009, our short-term debt, including current maturities of long-term debt and our long-term debt obligations totaled $75.0 and $1,430.8, respectively. Our long-term debt almost entirely consists of fixed-rate debt instruments, with a weighted average interest rate of 5.87% as of

December 31, 2009. Our variable-rate debt at year’s end included $55.0 of outstanding commercial paper instruments, and had a weighted average interest rate on December 31, 2009 of 0.21%.
Effective January 1, 2010,Venezuela was determined to be a highly Inflationary economy. In addition, on January 8, 2010, Venezuela announced the devaluation of the Bolivar. Given our limited presence in Venezuela, the devaluation, as well as the highly inflationary accounting treatment, is not expected to have a material impact on our results of operations, financial position or cash flows.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedule herein.

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Attached as exhibits to the Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (Act), as amended.

(a)	Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2009.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.
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
Management’s assessment, included herein, should be read in conjunction with the certifications and the report issued by Deloitte & Touche LLP (Deloitte & Touche), an independent registered public accounting firm, as stated in their report, which appears subsequent to Item 9A(d) in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, except for continued enhancements related to the second quarter upgrade to our financial consolidation system which was used to produce information contained in this Annual Report on Form 10-K. The upgrade was subject to comprehensive testing and review and we believe that appropriate internal controls are in place with the upgraded system.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche
New York, New York

February 26, 2010

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
ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, election and selection of an independent presiding director as well as responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the company’s website at www.itt.com/responsibility/governance/ principles-charters. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2009. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

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

PART IV

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page 47 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on pages II-2 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)	Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE
New York, New York

February 26, 2010

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31	2009	2008	2007
Product revenue	$8,243.5	$9,181.2	$7,057.5
Service revenue	2,661.0	2,513.6	1,945.8

Total revenue	10,904.5	11,694.8	9,003.3

Costs of product revenue	5,527.6	6,255.1	4,746.4
Costs of service revenue	2,316.2	2,184.3	1,688.6

Total costs of revenue	7,843.8	8,439.4	6,435.0

Gross profit	3,060.7	3,255.4	2,568.3
Selling, general and administrative expenses	1,576.4	1,709.2	1,328.9
Research and development expenses	258.1	244.3	182.3
Asbestos-related costs, net	237.5	14.3	13.8
Restructuring and asset impairment charges, net	79.3	77.5	66.1

Operating income	909.4	1,210.1	977.2
Interest expense	99.5	140.8	114.9
Interest income	24.3	31.3	49.6
Miscellaneous expense, net	9.0	13.1	13.4

Income from continuing operations before income tax expense	825.2	1,087.5	898.5
Income tax expense	174.5	312.3	265.5

Income from continuing operations	650.7	775.2	633.0
Discontinued operations:
(Loss) income from discontinued operations, including tax benefit of $5.1, $6.9 and $26.1, respectively	(7.0)	19.5	109.1

Net income	$643.7	$794.7	$742.1

Earnings Per Share:
Income from continuing operations:
Basic	$3.56	$4.26	$3.49
Diluted	$3.54	$4.21	$3.43
Discontinued operations:
Basic	$(0.03)	$0.11	$0.60
Diluted	$(0.04)	$0.11	$0.59
Net income:
Basic	$3.53	$4.37	$4.09
Diluted	$3.50	$4.32	$4.02
Cash dividends declared per common share	$0.85	$0.70	$0.56
Average Common Shares – Basic	182.5	181.9	181.5
Average Common Shares – Diluted	183.9	184.0	184.5

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS)
YEAR ENDED DECEMBER 31	2009	2008	2007
Net income	$643.7	$794.7	$742.1
Other comprehensive income:
Net foreign currency translation adjustments	126.2	(221.2)	276.1
Changes in postretirement benefit plans, net of tax expense (benefit) of $88.8, $(781.1) and $126.3, respectively	145.9	(1,337.7)	300.9
Unrealized gain (loss) on investment securities, net of tax expense of $7.5, $0.0 and $0.5, respectively	11.5	(0.1)	1.0

Other comprehensive income (loss)	283.6	(1,559.0)	578.0

Comprehensive income (loss)	$927.3	$(764.3)	$1,320.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)
DECEMBER 31	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,215.6	$964.9
Receivables, net	1,796.7	1,961.1
Inventories, net	802.3	803.8
Deferred income taxes	234.1	203.4
Other current assets	207.1	131.0

Total current assets	4,255.8	4,064.2

Plant, property and equipment, net	1,051.0	993.9
Deferred income taxes	583.2	608.5
Goodwill	3,864.0	3,831.3
Other intangible assets, net	518.9	616.5
Asbestos-related assets	604.3	201.2
Other non-current assets	251.9	164.6

Total non-current assets	6,873.3	6,416.0

Total assets	$11,129.1	$10,480.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,291.3	$1,234.6
Accrued expenses	1,034.7	991.2
Accrued taxes	105.0	30.2
Short-term debt and current maturities of long-term debt	75.0	1,679.0
Postretirement benefits	73.2	68.8
Deferred income taxes	36.4	26.7

Total current liabilities	2,615.6	4,030.5

Postretirement benefits	1,788.5	2,141.6
Long-term debt	1,430.8	467.9
Asbestos-related liabilities	867.2	225.9
Other non-current liabilities	548.7	554.4

Total non-current liabilities	4,635.2	3,389.8

Total liabilities	7,250.8	7,420.3

Shareholders’ Equity:
Common stock: Authorized – 500 shares, $1 par value per share, outstanding – 182.9 shares and 181.7 shares, respectively(1)	181.6	180.6
Retained earnings	4,736.8	4,203.0
Accumulated other comprehensive (loss) income:
Postretirement benefits	(1,388.2)	(1,534.1)
Cumulative translation adjustments	336.0	209.8
Unrealized gain on investment securities	12.1	0.6

Total accumulated other comprehensive loss	(1,040.1)	(1,323.7)

Total shareholders’ equity	3,878.3	3,059.9

Total liabilities and shareholders’ equity	$11,129.1	$10,480.2

(1)	Shares outstanding include unvested restricted common stock of 1.3 and 1.1 at December 31, 2009 and 2008, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)
YEAR ENDED DECEMBER 31	2009	2008	2007
Operating Activities
Net income	$643.7	$794.7	$742.1
Less: (Loss) income from discontinued operations	(7.0)	19.5	109.1

Income from continuing operations	650.7	775.2	633.0
Adjustments to income from continuing operations:
Depreciation and amortization	292.6	278.3	185.4
Stock-based compensation	31.3	30.8	34.6
Asbestos-related costs, net	237.5	14.3	13.8
Restructuring and asset impairment charges, net	79.3	77.5	66.1
Payments for restructuring	(81.9)	(54.1)	(51.5)
Contributions to pension plans	(161.0)	(24.1)	(83.1)
Change in receivables	187.2	(112.9)	(236.7)
Change in inventories	20.9	70.4	111.8
Change in accounts payable	29.9	(40.4)	153.0
Change in accrued expenses	3.0	101.7	(15.8)
Change in accrued and deferred taxes	(9.2)	19.7	(34.1)
Change in other assets	(21.2)	(6.0)	(9.1)
Change in other liabilities	(13.1)	(6.9)	19.6
Other, net	23.7	(3.9)	11.1

Net Cash – Operating activities	1,269.7	1,119.6	798.1

Investing Activities
Capital expenditures	(271.6)	(248.7)	(239.3)
Acquisitions, net of cash acquired	(34.3)	(275.7)	(2,009.2)
Proceeds from sale of assets and businesses	20.6	21.6	283.6
Other, net	0.2	(0.1)	6.8

Net Cash – Investing activities	(285.1)	(502.9)	(1,958.1)

Financing Activities
Short-term debt, net	(1,603.0)	(1,229.0)	2,311.9
Long-term debt repaid	(29.3)	(23.3)	(15.2)
Long-term debt issued	992.5	0.6	0.5
Repurchase of common stock	–	(75.0)	(299.0)
Proceeds from issuance of common stock	14.7	34.4	65.4
Dividends paid	(147.9)	(120.9)	(96.6)
Tax benefit from stock option exercises and restricted stock award lapses	3.0	6.7	15.0
Other, net	(1.9)	(0.9)	(0.9)

Net Cash – Financing activities	(771.9)	(1,407.4)	1,981.1

Exchange Rate Effects on Cash and Cash Equivalents	40.0	(73.4)	103.0
Net Cash – Discontinued Operations:
Operating Activities	(2.0)	(9.1)	(16.2)
Investing Activities	–	(1.9)	(4.0)
Financing Activities	–	–	(1.0)

Net change in cash and cash equivalents	250.7	(875.1)	902.9
Cash and cash equivalents – beginning of year	964.9	1,840.0	937.1

Cash and Cash Equivalents – End of Year	$1,215.6	$964.9	$1,840.0

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$89.6	$135.5	$96.0
Income taxes (net of refunds received)	$181.7	$281.6	$313.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEAR ENDED DECEMBER 31	2009	2008	2007	2009	2008	2007
Common Stock
Beginning balance	180.6	180.7	182.6	$180.6	$180.7	$182.6
Stock incentive plans	1.0	1.1	2.2	1.0	1.1	2.2
Repurchases	–	(1.2)	(4.1)	–	(1.2)	(4.1)

Ending balance	181.6	180.6	180.7	$181.6	$180.6	$180.7

Retained Earnings
Beginning balance				$4,203.0	$3,528.8	$3,029.5
Net income				643.7	794.7	742.1
Cash dividends declared on common stock				(155.1)	(127.3)	(101.7)
Repurchase of common stock				–	(75.0)	(251.2)
Stock-based award activity				45.2	81.8	110.1

Ending balance				$4,736.8	$4,203.0	$3,528.8

Accumulated Other Comprehensive (Loss) Income
Postretirement benefit plans:
Beginning balance				$(1,534.1)	$(196.4)	$(497.3)
Changes in postretirement benefit plans, net of tax				145.9	(1,337.7)	300.9

Ending balance				$(1,388.2)	$(1,534.1)	$(196.4)

Cumulative translation adjustments:
Beginning balance				$209.8	$431.0	$154.9
Reclassification adjustment for (gains) losses included in net income				–	(6.5)	40.4
Foreign currency translation				126.2	(214.7)	235.7

Ending balance				$336.0	$209.8	$431.0

Unrealized gain (loss) on investment securities:
Beginning balance				$0.6	$0.7	$(0.3)
Unrealized gain (loss)				11.5	(0.1)	1.0

Ending balance				$12.1	$0.6	$0.7

Total accumulated other comprehensive (loss) income				$(1,040.1)	$(1,323.7)	$235.3

Total Shareholders’ Equity				$3,878.3	$3,059.9	$3,944.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

Summary of Significant Accounting Policies

Consolidation Principles
ITT Corporation is a global multi-industry leader in high-technology engineering and manufacturing, operating through three principal business segments; Defense Electronics & Services (Defense segment), Fluid Technology (Fluid segment) and Motion & Flow Control (Motion & Flow segment). The Consolidated Financial Statements include the accounts of ITT Corporation and all majority-owned subsidiaries, and are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT consolidates companies in which it owns more than 50% of the voting shares or we are considered the primary beneficiary. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. All intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Significant estimates and assumptions are used for, but not limited to, revenue recognition, pension benefits, income tax contingency accruals and valuation allowances, asbestos-related liabilities and insurance recoveries, asset impairment, and product liability and other litigation-related accruals. Actual results could differ from these estimates.

Revenue Recognition
ITT recognizes revenue as services are rendered and when title transfers for products, subject to any special terms and conditions of specific contracts. The Defense segment and certain businesses within the Fluid segment generally recognize revenue and anticipated profits under long-term fixed-price contracts based on the units of delivery, the completion of scheduled performance milestones, or percentage of costs incurred to total costs. Estimated contract profits are recorded into earnings in proportion to recorded revenue. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effect of these revisions to estimates is included in earnings in the period in which the revisions are made. Revenue under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours incurred plus material and other reimbursable costs incurred. The fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in sales when there is sufficient information to reasonably assess anticipated contract performance. Anticipated losses on contracts are recorded when first identified by ITT. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and realization is probable.
Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered and are recorded as a component of cost of revenue. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs.

Research and Development
Significant costs are incurred each year in connection with research and development (R&D) programs that are expected to contribute to future earnings. R&D costs not specifically covered by contracts are charged to expense as incurred and totaled $258.1, $244.3 and $182.3 for 2009, 2008 and 2007, respectively. R&D costs incurred under contracts with customers are charged directly to the related contracts and are reported as a component of costs of revenue.

Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents are marketable securities of $72.3 and $28.3 as of December 31, 2009 and 2008, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories
Inventories are recorded at the lower of cost or market generally on a first-in, first-out (FIFO) basis or estimated net realizable value. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted when required. Potential losses from obsolete and slow-moving inventories are recorded when identified. Domestic inventories valued under the last-in, first-out (LIFO) method represent 6.4% and 7.6% of total 2009 and 2008 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used to value all inventories.
Inventoried costs related to long-term contracts are stated at the actual production cost, including overhead and other related non-recurring costs incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed. General and administrative costs applicable to cost-reimbursement type contracts are also included in inventories. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to cost of sales.

Plant, Property and Equipment
Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the economic useful lives of the assets involved as follows: buildings and improvements – five to 40 years, machinery and equipment – two to 10 years, furniture and office equipment – three to seven years, and other – five to 40 years. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal.
Plant, property and equipment are tested for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We assess the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Certain of our intangible assets have an indefinite life, namely brands and trademarks. Intangible assets with a finite life are amortized on a straight-line basis over an estimated economic useful life, which generally ranges from 15-20 years.
Goodwill and indefinite-lived intangibles are not amortized, but instead are reviewed for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing on the first day of the fourth quarter. The impairment test is a two-step test for goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceed its fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting units and purchased intangible assets with indefinite lives using an income approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows.

Foreign Currency Translation
Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders’ equity. The national currencies of our foreign companies are generally the functional currencies. Net (losses)/gains from foreign currency transactions are reported currently in selling, general and administrative expenses (SG&A) and were ($1.2), $3.9 and $1.7 in 2009, 2008, and 2007, respectively.

Postretirement Plans
ITT sponsors numerous pension and other employee-related defined benefit plans (collectively, postretirement benefit plans) for employees around the world. The determination of projected benefit obligations and the recognition of expenses related to postretirement plans are dependent on various

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third-party actuarial consultants and adjusted as necessary. For the recognition of net periodic pension cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized over the estimated future working life of the plan participants.
The funded or unfunded position of each plan is recorded on our balance sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through net income are recorded in accumulated other comprehensive income within shareholders’ equity, net of taxes, until they are amortized as a component of net periodic postretirement cost. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date.

Stock-Based Compensation
Stock-based awards issued to employees and non-employee directors include non-qualified stock options, restricted stock awards and certain liability-based awards. Compensation costs resulting from share-based payment transactions are recognized primarily within SG&A, at fair value over the requisite service period (typically three years). The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest. The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock awards are determined using the closing price of the Company’s common stock on date of grant. The fair value of our liability-based awards, including cash awards under our Long-Term Incentive Plan, is reassessed at the end of each reporting period. Similarly the liability maintained at the end of each reporting period corresponds to the fair value of the liability-based awards ultimately expected to vest.

Income Taxes
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. We record a valuation allowance to reduce deferred tax assets when uncertainty regarding their realizability exists.
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

Asbestos-Related Contingencies and Insurance Receivables
ITT is a defendant in product liability lawsuits alleging personal injury due to asbestos exposure. We recognize an undiscounted liability for any asbestos-related contingency that is probable of occurrence and reasonably estimable. We have accrued for the estimated value of current pending claims and unasserted claims to be filed over the next 10 years, including legal fees. Factors utilized in determining the liability for both pending and unasserted claims include: disease type, average settlement costs, percentage of claims settled or dismissed, and the number of new claims filed against the Company. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we will reassess the projected liability of unasserted asbestos claims to be filed over the next 10 years based upon the trends we are experiencing in those factors to which the liability is most sensitive, maintaining a rolling 10-year projection. Annually, in the third quarter each year, we will conduct a detailed study with the assistance of an outside consultant to review and update as appropriate the underlying assumptions used in our liability estimate. Additionally, we will periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
In connection with the recognition of liabilities for asbestos-related matters, we record asbestos-related insurance recoveries that are probable. In assessing the probability of

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers.

Commitments and Contingencies
We record accruals for commitments and loss contingencies for those which are both probable and the amount can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated.
Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are primarily included in other liabilities at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Recoveries from insurance companies or other third parties are included in other assets when the recovery is probable.

Earnings Per Share
Basic earnings per common share considers the weighted average number of common shares outstanding, as well as outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Diluted earnings per share considers the outstanding shares utilized in the basic earnings per share calculation as well as the dilutive effect of outstanding stock options and restricted stock that do not contain rights to nonforfeitable dividends.

Fair Value Measurements
We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. We use a hierarchical structure to prioritize the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), then to quoted market prices for similar assets or liabilities in active markets (Level 2) and gives the lowest priority to unobservable inputs (Level 3).

Derivative Financial Instruments
The nature of our business activities necessarily involves the management of various financial and market risks, including those related to changes in currency exchange rates, interest rates and commodity prices. ITT uses derivative financial instruments to mitigate or eliminate some of those risks. We do not hold or issue derivative instruments for trading or speculative purposes. Our counterparty credit risk associated with these derivative contracts is generally limited to the net unrealized gain on those contracts with a positive fair market value, should any counterparty fail to perform as contracted. The counterparties to our derivative contracts consist of a number of major, international financial institutions.
We record derivatives at their fair value as either a current asset or current liability. We include adjustments to reflect changes in fair values of derivatives in earnings. At December 31, 2009 and 2008, we had foreign currency forward contracts with notional amounts of $177.7 and $153.1, respectively, to hedge the value of recognized assets, liabilities and firm commitments. The fair values associated with the foreign currency contracts have been determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date. The amount of gains and losses recorded related to our foreign currency exchange contracts and the net fair value of our outstanding contracts were not material as of and for the years ended 2009, 2008 and 2007.
ITT, at times, uses interest rate swaps to manage its debt portfolio, the related financing costs and interest rate structure. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense. When the swaps are terminated, unrealized gains or losses are deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument. Such gains or losses are reflected in net interest expense. As of December 31, 2009 and 2008 we did not have any material open interest rate swap contracts.

NOTE 2

New Accounting Pronouncements
On July 1, 2009, the GAAP hierarchy was codified under the Accounting Standards Codification (Codification or ASC). The Codification is now considered the single source of

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (SEC). The Codification was developed to provide a logical organization of GAAP pronouncements by topic.

Pronouncements Not Yet Adopted
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, which amended the accounting requirements for multiple element arrangements under the Revenue Recognition Topic, ASC 605-25. The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our Consolidated Financial Statements.
In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements for revenue recognition under the Software Topic, ASC 985-605. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605. The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our Consolidated Financial Statements.
Effective January 1, 2010, the Consolidation Topic, ASC 810-10 Variable Interest Entities, amends requirements pertaining to the consolidation of variable interest entities (VIE(s)). The amendments include replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE(s) with an approach focused on identifying which enterprise has the power to direct the activities of a VIE(s) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. In addition, the amended guidance will require ongoing assessments of whether an enterprise is the primary beneficiary of a VIE(s) and requires additional disclosures about an enterprise’s involvement in VIE(s). This pronouncement was adopted on January 1, 2010 and will not have a material impact on our Consolidated Financial Statements based on our current involvement in variable interest entities.

Recently Adopted Accounting Pronouncements
In September 2009, the FASB issued ASU 2009-12 which provides guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10. The new guidance provides investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (NAV). This ASU is effective for periods ending after December 15, 2009. Adoption did not have a material effect on our Consolidated Financial Statements.
In August 2009, the FASB issued ASU 2009-05 which provides additional guidance on the application of fair value techniques for liabilities under the Fair Value Measurements and Disclosures Topic, ASC 820-10. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820. The requirements under this ASU were effective for our fourth quarter period beginning October 1, 2009. Adoption did not have a material effect on our Consolidated Financial Statements.
Effective January 1, 2009, the Earnings Per Share Topic, ASC 260, clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the clarifying guidance did not have a material effect on our financial statements. For comparability purposes, prior period earnings per share

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amounts have been adjusted to reflect the impact of adoption as follows:

	2008	2007
Earnings Per Share – As Previously Reported
Basic earnings per share from continuing operations	$4.29	$3.51
Basic earnings per share from net income	$4.40	$4.11
Average common shares outstanding – Basic	180.7	180.6
Diluted earnings per share from continuing operations	$4.23	$3.44
Diluted earnings per share from net income	$4.33	$4.03
Average common shares outstanding – Diluted	183.4	184.0
Earnings Per Share – As Adjusted
Basic earnings per share from continuing operations	$4.26	$3.49
Basic earnings per share from net income	$4.37	$4.09
Average common shares outstanding – Basic	181.9	181.5
Diluted earnings per share from continuing operations	$4.21	$3.43
Diluted earnings per share from net income	$4.32	$4.02
Average common shares outstanding – Diluted	184.0	184.5

Effective January 1, 2009, the Business Combinations Topic, ASC 805, provided amended guidance pertaining to the method of applying the acquisition method of accounting in a number of significant areas. These amendments included that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. While the new business combination accounting guidance did not have a material impact on our Consolidated Financial Statements upon adoption, the effects on future periods will depend upon the nature and significance of future business combinations.
Effective January 1, 2009, the Consolidations Topic, ASC 810-10-45, Nature and Classification of the Noncontrolling Interest in the Consolidated Statement of Financial Position, requires the recognition of a noncontrolling interest (previously a minority interest) as a separate component of the equity section within the consolidated balance sheet. This guidance also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income, as well as amends certain consolidation requirements to conform with ASC 805, Business Combinations. Adoption did not have a material effect on our Consolidated Financial Statements.

NOTE 3

Acquisitions

2009 Acquisitions
During 2009, we spent $34.3, net of cash acquired, on acquisitions that were not material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was Laing GmbH (Laing), which we acquired in May of 2009. Laing, a privately held producer of energy-efficient circulator pumps primarily used in residential and commercial plumbing and heating, ventilating and air conditioning systems, was fully integrated into the Fluid segment during 2009.

2008 Acquisitions
During 2008, we spent $49.2, net of cash acquired, on acquisitions that were not material individually or in the aggregate to our results of operations or financial position. Additionally, we spent $226.5 in connection with companies acquired during 2007. See below for further information.

2007 Acquisitions

EDO Corporation
On December 20, 2007, ITT acquired all of the outstanding shares of EDO Corporation (EDO), a global aerospace and defense company, for $56 per outstanding share of EDO plus the assumption of debt, which valued the transaction at approximately $1.8 billion. There was no contingent consideration related to the acquisition.
EDO designs and manufactures a diverse range of products for defense, intelligence and commercial markets, and provides related engineering and professional services. The addition of EDO allows our Defense segment to provide a broader set of solutions to a wider band of customers and improved our position to play an important role in some of the U.S. military’s vital transformational initiatives.
ITT’s results of operations for the year ended December 31, 2007 reflect the impact of results of operations for EDO from December 20, 2007.
Goodwill of $1,237.0 was recorded within the Defense

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

segment, in connection with the EDO acquisition, representing the excess of the purchase price over the fair value of net assets acquired. Intangible assets relating to this acquisition totaled $410.9, entirely consisting of customer relationships, with a weighted average amortization period of approximately 6 years.
The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the EDO acquisition.

TOTAL
IMPACT
Current assets	$534.6
Goodwill and intangible assets	1,647.9
Other non-current assets	107.4

Total assets acquired	$2,289.9

Current liabilities	$321.8
Long-term debt	567.0
Pension and other benefit plan obligations, long-term	60.8
Other long-term liabilities	151.8

Net assets acquired	$1,188.5

Other 2007 Acquisitions
During 2007, we spent $410.5, net of cash acquired, on acquisitions that were not material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was International Motion Control, Inc. (IMC), which we acquired on September 10, 2007 for $390.5. IMC is a global developer of motion control products, and is a market leader in the manufacture of specialty energy absorption, industrial and aviation control and automation technology. IMC, which had 2006 revenue of approximately $200, adds a complementary mix of highly engineered, mission-critical products to ITT’s Motion & Flow segment.

NOTE 4

Restructuring and Asset Impairment Charges

2009 Restructuring Activities
During 2009, we recorded a net restructuring charge of $79.3, reflecting costs of $70.7 related to new actions and $11.4 related to prior years’ plans, as well as the reversal of $2.8 of restructuring accruals that management determined would not be required. The charges associated with actions announced during 2009 primarily represent severance costs for reductions in headcount associated with the strategic relocation of certain production operations within our Fluid and Motion & Flow segments to lower cost regions, as well as other various planned reductions in headcount associated with our lean fulfillment initiative. Planned position eliminations total 1,092, including 528 factory workers, 530 office workers and 34 management employees. The costs recognized during 2009 related to prior years’ plans of $11.4 primarily reflect additional severance and lease cancellation related costs. The following table details the components of restructuring charges recorded during 2009.

	2009 ACTIONS						PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
COMPONENTS OF CHARGES	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid	$31.0	$0.4	$2.4	$0.4	$34.2	506	$3.9	$(1.3)
Motion & Flow	31.3	0.5	1.5	0.7	34.0	496	3.3	(0.7)
Defense	1.3	–	0.3	–	1.6	79	4.2	(0.6)
Corporate and Other	0.6	0.2	0.1	–	0.9	11	–	(0.2)

	$64.2	$1.1	$4.3	$1.1	$70.7	1,092	$11.4	$(2.8)

2008 Restructuring Activities
During 2008, we recorded a net restructuring charge of $74.6, reflecting costs of $66.9 related to new actions and $9.3 related to prior years’ plans, as well as the reversal of $1.6 of restructuring accruals that management determined would not be required. The charges associated with actions announced during 2008 primarily represent a reduction of structural costs in all business segments and the planned closure of a facility in the Motion & Flow segment and a facility in the Defense segment. Planned position eliminations total 1,360, including 614 factory workers, 704 office workers and 42 management employees. The costs associated with the prior years’ plans primarily reflect severance and lease cancellation related costs. The following table details the components of restructuring charges recorded during 2008.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2008 ACTIONS
							PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
COMPONENTS OF CHARGES	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid	$30.7	$0.4	$0.9	$0.1	$32.1	600	$3.2	$(1.0)
Motion & Flow	20.5	0.6	0.4	0.8	22.3	589	6.0	(0.4)
Defense	9.6	0.7	0.6	–	10.9	157	0.1	(0.2)
Corporate and Other	1.4	0.1	0.1	–	1.6	14	–	–

	$62.2	$1.8	$2.0	$0.9	$66.9	1,360	$9.3	$(1.6)

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

2007 Restructuring Activities
During 2007, we recorded a net restructuring charge of $61.1, reflecting costs of $57.9 related to new actions and $7.4 related to prior year plans, as well as the reversal of $4.2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during 2007 represent a reduction of structural costs in all business segments and the planned closure of four facilities in the Fluid segment, one facility in the Motion & Flow segment and two facilities in the Defense segment. Planned position eliminations total 729, including 341 factory workers, 345 office workers and 43 management employees. The costs associated with prior years’ plans primarily reflect additional costs related to an adjustment to the write-off of leased space as well as asset write-offs and severance costs. The following table details the components of restructuring charges recorded during 2007.

	2007 ACTIONS
							PRIOR
		OTHER	LEASE			PLANNED	YEARS’ PLANS
		EMPLOYEE-	CANCELLATION &	ASSET		POSITION	ADDITIONAL	REVERSAL OF
COMPONENTS OF CHARGES	SEVERANCE	RELATED COSTS	OTHER COSTS	WRITE-OFFS	TOTAL	ELIMINATIONS	COSTS	ACCRUALS
Fluid	$32.7	$0.5	$1.4	$2.1	$36.7	410	$3.5	$(1.1)
Motion & Flow	9.5	–	0.3	0.4	10.2	201	1.0	(0.5)
Defense	6.2	–	1.5	–	7.7	115	2.9	(0.9)
Corporate and Other	3.3	–	–	–	3.3	3	–	(1.7)

	$51.7	$0.5	$3.2	$2.5	$57.9	729	$7.4	$(4.2)

2007 Asset Impairment Charges
During the fourth quarter of 2007, we recognized $5.0 of charges related to the impairment of long-lived assets. The impairment was the result of our determination that two businesses, one within the Motion & Flow segment and one within the Fluid segment, were experiencing lower than expected financial results, and as a result certain long-lived assets of those businesses may be impaired. After revising the earnings forecasts for those businesses to reflect current business conditions, asset impairment charges of $4.2 and $0.8 were recorded within the Motion & Flow and Fluid segments, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rollforward of restructuring accrual

		MOTION		CORPORATE
	FLUID	& FLOW	DEFENSE	AND OTHER	TOTAL
Balance, January 1 2007	$22.4	$7.3	$3.3	$1.6	$34.6
Additional charges for prior year plans	3.5	1.0	2.9	–	7.4
Cash payments and other related to prior charges	(17.9)	(5.3)	(2.0)	(1.2)	(26.4)
Charges for 2007 actions	36.7	10.2	7.7	3.3	57.9
Reversal of prior charges	(1.1)	(0.5)	(0.9)	(1.7)	(4.2)
Cash payments and other related to 2007 charges	(20.5)	(3.2)	(3.1)	–	(26.8)
Asset write-offs	(2.1)	(0.4)	–	–	(2.5)

Balance December 31, 2007	21.0	9.1	7.9	2.0	40.0
Additional charges for prior year plans	3.2	6.0	0.1	–	9.3
Cash payments and other related to prior charges	(20.8)	(10.4)	(5.1)	(1.5)	(37.8)
Charges for 2008 actions	32.1	22.3	10.9	1.6	66.9
Reversal of prior charges	(1.0)	(0.4)	(0.2)	–	(1.6)
Cash payments and other related to 2008 charges	(8.5)	(5.5)	(3.1)	(0.4)	(17.5)
Asset write-offs	(0.1)	(0.8)	–	–	(0.9)

Balance December 31, 2008	25.9	20.3	10.5	1.7	58.4
Additional charges for prior year plans	3.9	3.3	4.2	–	11.4
Cash payments and other related to prior charges	(25.8)	(17.7)	(8.7)	(1.4)	(53.6)
Charges for 2009 actions	34.2	34.0	1.6	0.9	70.7
Reversal of prior charges	(1.3)	(0.7)	(0.6)	(0.2)	(2.8)
Cash payments and other related to 2009 charges	(18.3)	(7.7)	(2.7)	(0.5)	(29.2)
Asset write-offs	(0.4)	(0.7)	(0.5)	–	(1.6)

Balance December 31, 2009	$18.2	$30.8	$3.8	$0.5	$53.3

The accrual balance as of December 31, 2009 of $53.3 includes $46.3 for severance and $7.0 for facility carrying costs and other.
We expect that the remaining planned headcount reductions as of the end of 2009 from our past restructuring activities will be substantially completed by mid-2010.
As of the end of 2009, there are no planned facility closures remaining associated with the actions taken during 2009 or prior.

The following is a reconciliation of employee position eliminations associated with restructuring activities through 2009:

Planned reductions as of December 31, 2006	270
Planned reductions from 2007 actions	729
Actual reductions, January 1 – December 31, 2007	(686)

Planned reductions as of December 31, 2007	313
Planned reductions from 2008 actions	1,360
Actual reductions, January 1 – December 31, 2008	(1,163)

Planned reductions as of December 31, 2008	510
Planned reductions from 2009 actions	1,092
Actual reductions, January 1 – December 31, 2009	(1,195)

Planned reductions as of December 31, 2009	407

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5

Divestitures
We have not engaged in any divestiture actions that were material individually or in the aggregate to our results of operations or financial position, in either 2009 or 2008. We received proceeds from the sale of assets and businesses of $20.6 and $21.6 during 2009 and 2008, respectively. Amounts reported as discontinued operations within the Consolidated Income Statements for these years pertain to costs incurred on previously divested businesses that were reported as discontinued operations in the period of divestiture.
During 2007, we sold the majority of the Switches businesses to a private equity firm, for net proceeds of $223.2, and an after-tax gain of $84.4. During the third quarter of 2008, we completed the sale of the remaining component of the Switches businesses to the same buyer, for net proceeds of $5.1. As a result, we recorded an after-tax gain on sale of $5.4 for the year ended December 31, 2008. Revenue and operating income for the Switches businesses reported in discontinued operations were as follows:

YEAR ENDED DECEMBER 31	2008	2007
Revenue	$7.7	$177.8
Operating income	$0.2	$11.0

NOTE 6

Income Taxes
Income tax data from continuing operations is as follows:

YEAR ENDED DECEMBER 31	2009	2008	2007
Income components:
U.S.	$447.1	$662.6	$454.9
Foreign	378.1	424.9	443.6

	$825.2	$1,087.5	$898.5

Current provision:
U.S. federal	$130.9	$160.2	$89.8
State and local	8.2	4.8	8.1
Foreign	108.6	130.6	133.5

	$247.7	$295.6	$231.4

Deferred benefit:
U.S. federal	$(41.6)	$23.0	$21.8
State and local	(13.7)	(0.4)	4.1
Foreign	(17.9)	(5.9)	8.2

	(73.2)	16.7	34.1

Total income tax expense	$174.5	$312.3	$265.5

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

YEAR ENDED DECEMBER 31	2009	2008	2007
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
International restructurings	(7.0)	—	—
Foreign tax rate differential	(4.3)	(2.2)	(1.4)
Effect of repatriation of foreign earnings	(0.4)	(0.4)	(0.7)
State and local income tax	(1.3)	0.4	1.4
Research credit	(0.8)	(0.2)	(0.3)
Tax examinations	–	–	(4.9)
Domestic manufacturing deduction	(1.3)	(0.3)	(1.0)
Tax account validation adjustment	–	(3.8)	–
Other	1.2	0.2	1.4

Effective income tax expense rate	21.1%	28.7%	29.5%

Deferred income taxes are established for temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax reporting purposes and for carryforwards.
Deferred tax assets and liabilities include the following:

DECEMBER 31	2009	2008
Deferred Tax Assets:
Employee benefits	$736.0	$936.5
Accruals	281.3	198.3
Loss carryforwards	199.7	293.0
Uniform capitalization	13.0	11.7
State credit carryforwards	11.5	7.8
Foreign tax credit	–	1.1
Other	14.1	–

Subtotal	1,255.6	1,448.4
Valuation allowance	(149.9)	(265.4)

Net deferred tax assets	$1,105.7	$1,183.0

Deferred Tax Liabilities:
Intangibles	$324.2	$322.4
Accelerated depreciation	46.7	6.3
Investment	15.7	108.5
Other	–	22.3

Total deferred tax liabilities	$386.6	$459.5

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes in the Consolidated Balance Sheets consist of the following:

DECEMBER 31	2009	2008
Current assets	$234.1	$203.4
Non-current assets	583.2	608.5
Current liabilities	(36.4)	(26.7)
Other non-current liabilities	(61.8)	(61.7)

	$719.1	$723.5

No provision was made for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries amounting to approximately $1,744.6 because these amounts are indefinitely reinvested. While the amount of federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other deductions. Taxes have not been provided for other basis differences since these differences are not expected to reverse in the foreseeable future.
We have the following attributes available for utilization:

ATTRIBUTE:	AMOUNT	FIRST YEAR OF EXPIRATION
U.S. net operating loss	$22.9	December 31, 2020
State net operating losses	$3,041.2	December 31, 2010
Federal and state capital loss	$109.0	December 31, 2012
State tax credits	$11.5	December 31, 2012
Foreign net operating loss	$309.7	December 31, 2010

As of December 31, 2009, a valuation allowance of approximately $149.9 had been established to reduce the deferred income tax asset related to certain U.S. state and foreign net operating losses and US federal capital loss carryforwards. During 2009, the valuation allowance decreased by $115.5 resulting from the following: decrease of $9.8 attributable to foreign net operating loss carryforwards and foreign investments, decrease of $93.7 attributable to state net operating loss and credit carryforwards (see statement below for main components of this amount) and a decrease of $12.0 attributable to U.S. federal capital loss carryforwards that were utilized in 2009.
During 2009, the Company completed a study of its state tax attributes. As a result of the study, the Company determined that $21.6 of state deferred tax assets are unrecognized tax benefits, approximately $20.5 of state deferred tax assets are attributable to excess tax benefits on stock-based compensation that have not been realized, identified additional state net operating losses of $15.6 and refined the state tax attributable to minimum pension liability by $57.0 and has, accordingly, changed its valuation allowance. In addition, the Company, as a result of expected future income, has determined that it is more likely than not that a portion of its state deferred tax assets, in the amount of $13.7, will be realized and a valuation allowance is not necessary.
Shareholders’ equity at December 31, 2009 and 2008 reflects excess tax benefits related to stock-based compensation in 2009 and 2008 of approximately $3.0 and $8.6, respectively.

Uncertain Tax Positions
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2009 and 2008 is as follows:

	2009	2008	2007
Balance at January 1	$144.9	$103.3	$88.8
Additions based on tax positions related to the current year	5.3	6.6	11.2
Additions for tax positions of prior years	28.0	66.2	45.3
Reductions for tax positions of prior years	(6.0)	(13.5)	(39.6)
Settlements	(1.3)	(15.3)	(12.1)
Additions based on tax positions related to purchase accounting	–	2.4	9.7
Reductions based on tax positions related to purchase accounting	–	(2.2)	–
Lapse of statute of limitations	–	(2.6)	–

Balance at December 31	$170.9	$144.9	$103.3

Subsequent recognition, if any, of a previously unrecognized tax position will be reflected in tax expense attributable to continuing or discontinued operations. As of December 31, 2009, the recognition of the uncertain tax positions that would affect the effective tax rate is $81.3. Included in the balance at December 31, 2009 are tax positions of $81.4, which, because of deferred tax accounting would not impact the annual effective rate, but could accelerate the payment of cash to the taxing authority. In

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition, tax positions of $8.2 attributable to discontinued operations would not impact the annual effective tax rate.
We do not believe that the unrecognized tax benefits will significantly change within twelve months of the reporting date.
In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by major jurisdiction:

JURISDICTION	EARLIEST OPEN YEAR
Austria	2004
Canada	2004
Germany	2000
Italy	2004
Netherlands	2005
Sweden	2004
United Kingdom	2003
United States	2004
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Income Statement. During 2009 and 2008, we recognized net interest income of $2.9 primarily due to an interest settlement claim with the IRS and $9.7 of interest expense, respectively. We had $23.2 and $28.1 for the payment of interest accrued as of December 31, 2009 and 2008, respectively.

NOTE 7

Earnings Per Share
A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

YEAR ENDED DECEMBER 31	2009	2008	2007
Basic Earnings Per Share:
Income from continuing operations	$650.7	$775.2	$633.0
Average common shares outstanding	182.5	181.9	181.5
Basic earnings per share	$3.56	$4.26	$3.49
Diluted Earnings Per Share:
Income from continuing operations	$650.7	$775.2	$633.0
Average common shares outstanding	182.5	181.9	181.5
Add: Impact of stock options and restricted stock	1.4	2.1	3.0

Average common shares outstanding on a diluted basis	183.9	184.0	184.5

Diluted earnings per share	$3.54	$4.21	$3.43

Shares underlying stock options excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

DECEMBER 31	2009	2008	2007
Stock options	1.7	4.1	0.5
Average exercise price	$54.49	$49.29	$56.78

Years of expiration	2012-	2012-	2012-
	2016	2015	2014

The amounts of anti-dilutive restricted common stock excluded from the computation of diluted earnings per share for 2009, 2008 and 2007 were insignificant.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8

Receivables, Net

DECEMBER 31	2009	2008
Trade accounts receivable	$1,390.7	$1,479.5
Unbilled contract receivable	404.1	465.9
Other	56.2	57.0

Receivables, gross	1,851.0	2,002.4
Less – allowance for doubtful accounts and cash discounts	(54.3)	(41.3)

Receivables, net	$1,796.7	$1,961.1

Unbilled amounts represent revenue recognized on long-term contracts that arise based on performance attainment, though appropriately recognized, cannot be billed as of the balance sheet date. We expect to bill and collect substantially all of the December 31, 2009 unbilled contract receivables during 2010 as scheduled performance milestones are completed or units are delivered.
Our outstanding accounts receivable balance from the U.S. Government was $337.5 and $400.0 as of December 31, 2009 and 2008, respectively.

NOTE 9

Inventories, Net

DECEMBER 31	2009	2008
Finished goods	$176.7	$184.1
Work in process	56.7	74.9
Raw materials	253.2	303.1

	486.6	562.1
Inventoried costs related to long-term contracts	390.4	322.6
Less – progress payments	(74.7)	(80.9)

Inventoried costs related to long-term contracts, net	315.7	241.7

Inventories, net	$802.3	$803.8

Deferred production costs incurred within the Defense segment on in-process and delivered units in excess of the aggregate estimated average cost of those units was $21.4 and $34.2 as of December 31, 2009 and 2008, respectively.

NOTE 10

Plant, Property and Equipment, Net

DECEMBER 31	2009	2008
Land and improvements	$57.0	$59.0
Buildings and improvements	609.5	575.9
Machinery and equipment	1,686.4	1,620.2
Furniture, fixtures and office equipment	221.0	230.9
Construction work in progress	156.6	132.4
Other	96.8	82.3

	2,827.3	2,700.7
Less – accumulated depreciation and amortization	(1,776.3)	(1,706.8)

Plant, property and equipment, net	$1,051.0	$993.9

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11

Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 by business segment are as follows:

			MOTION &	CORPORATE
	DEFENSE	FLUID	FLOW	AND OTHER	TOTAL
Balance as of January 1, 2008	$2,176.8	$1,167.4	$480.5	$5.0	$3,829.7
Goodwill acquired during the period	–	7.0	16.2	–	23.2
Adjustments to purchase price allocations	34.0	–	3.0	–	37.0
Foreign currency translation	–	(52.0)	(5.2)	–	(57.2)
Other	(0.2)	(0.1)	(1.1)	–	(1.4)

Balance as of December 31, 2008	$2,210.6	$1,122.3	$493.4	$5.0	$3,831.3
Goodwill acquired during the period	–	17.3	–	–	17.3
Foreign currency translation	–	26.1	2.4	–	28.5
Other	(2.2)	(0.7)	(10.2)	–	(13.1)

Balance as of December 31, 2009	$2,208.4	$1,165.0	$485.6	$5.0	$3,864.0

Goodwill acquired during 2009 relates to the Laing acquisition. Amounts reported as “Other” relate primarily to the write-off of goodwill associated with various immaterial business divestitures occurring during 2009 and 2008.
Information regarding our other intangible assets is as follows:

	GROSS
	CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	INTANGIBLES
2009
Finite-lived intangibles:
Customer relationships	$649.8	$(243.1)	$406.7
Proprietary technology	65.9	(23.9)	42.0
Trademarks	35.1	(7.9)	27.2
Patents and other	44.7	(20.0)	24.7
Indefinite-lived intangibles- Brands and trademarks	18.3	–	18.3

Balance as of December 31, 2009	$813.8	$(294.9)	$518.9

2008
Finite-lived intangibles:
Customer relationships	$643.7	$(149.9)	$493.8
Proprietary technology	68.4	(20.2)	48.2
Trademarks	32.1	(4.9)	27.2
Patents and other	54.7	(25.7)	29.0
Indefinite-lived intangibles- Brands and trademarks	18.3	–	18.3

Balance as of December 31, 2008	$817.2	$(200.7)	$616.5

Customer relationships, proprietary technology, trademarks, and patents and other are amortized over weighted average lives of approximately 7 years, 13 years, 17 years and 21 years, respectively.
Amortization expense related to intangible assets for 2009, 2008 and 2007 was $103.9, $100.0 and $35.3, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

2010	2011	2012	2013	2014
$84.5	$68.2	$57.2	$42.6	$40.6

NOTE 12

Other Non-Current Assets

DECEMBER 31	2009	2008
Other employee benefit-related assets	$86.8	$61.2
Capitalized software costs	65.1	26.4
Other long-term third party receivables-net	44.4	43.8
Equity method investments	27.4	8.4
Pension assets and prepaid benefit plan costs	16.3	1.7
Other	11.9	23.1

Other non-current assets	$251.9	$164.6

ITT recorded sales to unconsolidated affiliates during 2009, 2008 and 2007 totaling $42.5, $17.3 and $13.7, respectively. Additionally, ITT purchased $33.5 of products from unconsolidated affiliates during 2009. For all investments in

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unconsolidated companies, our exposure is limited to the amount of the investment. All investments accounted for under the cost method generally represent voting rights interests of less than 20%.

NOTE 13

Leases and Rentals
ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $141.3, $133.3 and $99.2, for 2009, 2008 and 2007, respectively. Future minimum operating lease payments under long-term operating leases as of December 31, 2009 are shown below.

2010	$147.7
2011	114.6
2012	97.6
2013	67.4
2014	58.3
2015 and thereafter	235.6

Total minimum lease payments	$721.2

NOTE 14

Debt
During 2009 we modified our debt structure through the issuance of $1.0 billion of long-term debt and the repayment of a majority of our outstanding commercial paper balance. Further details surrounding the issuance are provided below. The following table provides outstanding debt balances by type as of December 31, 2009 and 2008.

	2009	2008
Commercial paper(a)	$55.0	$1,618.7
Short-term loans	9.5	47.0
Current maturities of long-term debt and other	10.5	13.3

Short-term debt and current maturities of long-term debt	$75.0	$1,679.0

Non-current maturities of long-term debt	1,391.8	417.3
Non-current capital leases	3.7	4.3
Deferred gain on interest rate swaps(b)	50.2	54.7
Unamortized discounts and debt issuance costs	(14.9)	(8.4)

Long-term debt	1,430.8	467.9

Total debt	$1,505.8	$2,146.9

(a)	Our commercial paper program is performed under a five-year revolving credit agreement in the aggregate principal amount of $1.75 billion. The intended purpose of this credit agreement is to provide additional liquidity as a source of funding for the commercial paper program, if needed. The interest rate for borrowings under the agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects ITT’s debt rating. The weighted average interest rate for short-term borrowings was 0.21% and 6.17% at December 31, 2009 and 2008, respectively. The commitment fee on the credit facility is 0.08% of the total commitment. The provisions of this agreement require that we maintain an adjusted EBITDA (Earnings Before Interest, Tax, Depreciation, and Amortization) to interest expense ratio greater than 3.5:1. At December 31, 2009 and 2008, we were in compliance with our financial covenants.

(b)	Deferred gain on terminated interest rate swaps is accreted into income over the remaining terms of the underlying debt, which mature at various dates through 2025.
The following table summarizes the carrying and fair value of our long-term outstanding notes and debentures by maturity

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

date for both December 31, 2009 and 2008. The fair value of our short-term loans approximates carrying value.

		December 31, 2009		December 31, 2008
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
Notes and debentures:
Maturity date
May 2011	6.50%	$31.7	$31.8	$31.7	$31.7
July 2011	7.50%	37.4	40.3	37.4	39.8
May 2014(c)	4.90%	500.0	515.0	–	–
May 2019(c)	6.125%	500.0	521.1	–	–
November 2025	7.40%	250.0	285.2	250.0	265.3
August 2048	(e )	1.0	1.0	17.3	17.3
Annual maturities December 2010-2014(d)	4.70%	74.1	75.6	82.2	80.3
Various 2010 — 2022	(f )	11.8	11.8	16.3	16.0

		$1,406.0	$1,481.8	$434.9	$450.4

Principal payments required per year on our outstanding long-term notes and debentures for the next five years and thereafter are $10.5, $79.9, $10.0, $13.1, $538.0 and $754.5, respectively. The book value of assets pledged as collateral amounted to $53.8 as of December 31, 2009.

(c)	In May 2009, the Company issued $500.0 of 4.9% Senior Notes due May 1, 2014 and $500.0 of 6.125% Senior Notes due May 1, 2019 (collectively, the “Notes”). The issuance resulted in gross proceeds of $998.3, offset by $6.2 in debt issuance costs. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption. If the Company experiences a change of control, the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued interest. The Notes are senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness.

(d)	As of December 31, 2009, ITT had a $74.1 obligation associated with a ten-year agreement involving the sale and the subsequent lease back of certain properties. Under the terms of the agreement, we are required to make annual payments of principal and interest. At the end of the agreement in 2014, ITT has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt.

(e)	Variable rate debt with an interest rate of 0.16% as of December 31, 2009 and 2008.

(f)	Includes individually immaterial notes, bonds and capital leases. The weighted average interest rate was 5.24% and 5.38% at December 31, 2009 and 2008, respectively.

NOTE 15

Other Non-Current Liabilities

DECEMBER 31	2009	2008
Deferred income taxes and other tax-related accruals	$182.2	$182.9
Environmental	128.1	119.5
Compensation and other employee-related benefits	122.9	133.8
Product liability, guarantees and other legal matters	62.5	58.8
Other	53.0	59.4

Other non-current liabilities	$548.7	$554.4

NOTE 16

Employee Benefit Plans

Defined Contribution Plans
ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $53.3, $55.0 and $36.6 for 2009, 2008 and 2007, respectively.
The ITT Stock Fund, an investment option under the ITT Salaried Investment and Savings Plan, is considered an Employee Stock Ownership Plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 9.2 shares of ITT common stock at December 31, 2009.

Defined Benefit Plans

Pension Plans
ITT sponsors numerous defined benefit pension plans around the world, the most significant of which is the U.S. Salaried Retirement Plan. We fund employee pension benefits, except in some countries outside the U.S., where funding is not required. In addition to sponsored pension plans, certain employees participate in multi-employer pension plans sponsored by local or national unions. Our contribution to such plans amounted to $0.8, $0.6 and $0.8 for 2009, 2008 and 2007, respectively.

Postretirement Health and Life Insurance Plans
ITT provides health care and life insurance benefits for certain eligible employees upon retirement. We have pre-funded a

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

portion of the health care and life insurance obligations, where such pre-funding can be accomplished on a tax-effective basis.

Balance Sheet and Income Statement Items
Changes in projected benefit obligations, plan assets, and funded status of the pension and other employee-related benefit plans (collectively, postretirement benefit plans) for the years ended 2009 and 2008 were as follows:

	PENSION		OTHER BENEFITS
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$5,323.0	$5,380.7	$702.7	$740.9
Service cost	98.7	98.9	6.9	7.6
Interest cost	329.3	324.7	42.0	41.9
Amendments made during the year/other	2.5	3.5	(11.7)	(2.4)
Actuarial loss (gain)	286.9	(9.9)	6.8	(36.6)
Benefits paid	(383.1)	(359.8)	(46.0)	(48.7)
Effect of currency translation	42.4	(115.1)	–	–

Benefit obligation at end of year	$5,699.7	$5,323.0	$700.7	$702.7

Change in plan assets
Fair value of plan assets at beginning of year	$3,611.6	$5,653.5	$205.4	$310.6
Actual return on plan assets	823.5	(1,654.8)	47.4	(98.6)
Employer contributions	161.0	24.1	–	–
Employee contributions	2.0	3.4	–	–
Benefits paid	(319.5)	(333.6)	(5.6)	(6.6)
Effect of currency translation	29.2	(81.0)	–	–

Fair value of plan assets at end of year	$4,307.8	$3,611.6	$247.2	$205.4

Funded status at end of year	$(1,391.9)	$(1,711.4)	$(453.5)	$(497.3)

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2009 and 2008 consist of:

	PENSION		OTHER BENEFITS
	2009	2008	2009	2008
Other non-current assets	$16.3	$1.7	$–	$–
Current liabilities	(24.1)	(23.2)	(49.1)	(45.6)
Non-current liabilities	(1,384.1)	(1,689.9)	(404.4)	(451.7)

	$(1,391.9)	$(1,711.4)	$(453.5)	$(497.3)

Amounts recognized in accumulated other comprehensive loss at December 31, 2009 and 2008 consist of:

	PENSION		OTHER BENEFITS
	2009	2008	2009	2008
Net loss	$2,033.9	$2,219.5	$161.6	$200.0
Prior service cost	28.8	25.6	(7.5)	6.4

	$2,062.7	$2,245.1	$154.1	$206.4

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is as follows:

	PENSION	OTHER BENEFITS
Net loss	$80.9	$11.2
Prior service cost	4.2	(1.8)

The accumulated benefit obligation for all defined benefit pension plans was $5,377.7 and $5,075.4 at December 31, 2009 and 2008, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

DECEMBER 31	2009	2008
Projected benefit obligation	$5,465.1	$5,139.9
Accumulated benefit obligation	5,171.2	4,898.2
Fair value of plan assets	4,057.6	3,426.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the years 2009, 2008 and 2007, were as follows:

	PENSION			OTHER BENEFITS
	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$98.7	$98.9	$97.8	$6.9	$7.6	$7.6
Interest cost	329.3	324.7	297.4	42.0	41.9	41.9
Expected return on plan assets	(432.9)	(445.2)	(399.5)	(18.1)	(27.5)	(25.1)
Amortization of net actuarial loss	48.0	17.6	63.3	15.1	3.8	2.4
Amortization of prior service cost	4.1	3.7	2.7	3.5	2.8	5.3

Net periodic benefit cost (income)	47.2	(0.3)	61.7	49.4	28.6	32.1

Effect of curtailment	2.5	–	–	(0.6)	–	–

Total net periodic benefit cost (income)	49.7	(0.3)	61.7	48.8	28.6	32.1

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net (gain) loss	(137.6)	2,059.5	(365.9)	(23.3)	89.7	(4.8)
Prior service cost (benefit)	7.3	–	13.2	(10.4)	(2.5)	4.0
Amortization of net actuarial loss	(48.0)	(17.6)	(63.3)	(15.1)	(3.8)	(2.4)
Amortization of prior service cost	(4.1)	(3.7)	(2.7)	(3.5)	(2.8)	(5.3)

Total (income) loss recognized in other comprehensive income (loss)	(182.4)	2,038.2	(418.7)	(52.3)	80.6	(8.5)

Total change recognized in net periodic benefit cost and other comprehensive income (loss)	$(132.7)	$2,037.9	$(357.0)	$(3.5)	$109.2	$23.6

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31:

	PENSION		OTHER BENEFITS
	2009	2008	2009	2008
Discount rate	5.98%	6.24%	6.00%	6.25%
Rate of future compensation increase	3.99%	3.97%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	PENSION			OTHER BENEFITS
	2009	2008	2007	2009	2008	2007
Discount rate	6.24%	6.19%	5.87%	6.25%	6.00%	6.00%
Expected return on plan assets	8.87%	8.87%	8.87%	9.00%	9.00%	9.00%
Rate of future compensation increase	3.97%	4.45%	4.48%	4.00%	4.50%	4.50%

Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. Assumptions are reviewed annually and adjusted as necessary.
The expected long-term rate of return on assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plan’s actual historical annual return on assets, net of fees, over the past 10, 15, 20 and 25 years; make estimates of future returns using a Capital Asset Pricing Model; and evaluate historical broad market returns over the past 75 years based on our asset allocation range. Based on this approach, our estimate of the long-term annual rate of return on assets for domestic pension plans is 9.0%. For reference, our actual geometric average annual return on plan assets for domestic pension plans as of December 31, 2009 were

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.4%, 9.3%, 9.3% and 10.8%, for the past 10, 15, 20, and 25 year periods, respectively.
The chart below shows actual versus the expected long-term returns for our domestic pension plans that are utilized in the calculation of the net periodic benefit cost.

	2009	2008	2007
Expected rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	24.1%	(31.2)%	12.7%

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.0% for 2010, decreasing ratably to 5.0% in 2016. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $38.0 and the aggregate annual service and interest cost components by $3.0. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $32.4 and the aggregate annual service and interest cost components by $2.5. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service of the covered active employees.
The determination of the assumptions shown in the table above and the discussion of health care trend rates are based on the provisions of the applicable accounting pronouncements, the review of various market data and discussion with our actuaries. Changes in these assumptions could materially affect the financial position and results of operations.

Investment Policy
The investment strategy for managing worldwide postretirement benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk for each plan. Investment strategies vary by plan, depending on the specific characteristics of the plan, such as plan size and design, funded status, liability profile and legal requirements.
Substantially all of the postretirement benefit plan assets are attributable to its U.S. salaried and hourly pension plans, which are managed on a commingled basis in a master investment trust. With respect to these U.S. plans, the Company allows itself broad discretion to invest tactically to respond to changing market conditions, while staying reasonably within the asset allocation ranges prescribed by its investment guidelines. In making these asset allocation decisions, the Company takes into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, the Company diversifies its investments by strategy, asset class, geography and sector. The Company engages a large number of managers to gain broad exposure to the markets, while generating excess-of-market returns and mitigating manager-concentration risk.
The asset allocations of these U.S. plans, as of December 31, 2009 and 2008, and the related asset allocation ranges were as follows:

	ACTUAL		ASSET
	ALLOCATION		ALLOCATION
ASSET CATEGORY	2009	2008	Range
Domestic equities	25%	24%	25%-75%
Alternative investments	47	53	20%-45%
International equities	17	14	10%-45%
Fixed income	4	3	0%-60%
Cash and other	7	6	0%-30%

	100%	100%

The strategies and allocations of plan assets outside of the U.S. are managed locally and may differ significantly from those in the U.S. In general and as of December 31, 2009, non-U.S. plans are managed closely to their strategic allocations.

Fair Value of Plan Assets
In measuring plan assets at fair value, a fair value hierarchy is applied which categorizes and prioritizes the inputs used to estimate fair value into three levels. The fair value hierarchy is based on maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Classification within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy are defined as follows:

■	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

■	Level 2 inputs are other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

■	Level 3 inputs are unobservable inputs for the assets or liabilities.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In certain instances, fair value is estimated using quoted market prices obtained from external pricing services. In obtaining such data from the pricing service, the Company has evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including net asset value (NAV). Additionally, in certain circumstances, the Company may adjust NAV reported by an asset manager when sufficient evidence indicates NAV is not representative of fair value.
The following is a description of the valuation methodologies and inputs used to measure fair value for major categories of investments.

■	Equity securities – Equities (including common and preferred shares, domestic listed and foreign listed, closed end mutual funds and exchange traded funds) are generally valued at the closing price reported on the major market on which the individual securities are traded at the measurement date. As all equity securities held by the Company are publicly traded in active markets, the securities are classified within Level 1 of the fair value hierarchy.

■	Open ended mutual funds, collective trusts and commingled funds – Open ended mutual funds, collective trusts and commingled funds are measured at net asset value (NAV). These funds are generally classified within Level 2 of the fair value hierarchy.

■	Private equity – The valuation of limited partnership interests in private equity funds may require significant management judgment. The NAV reported by the asset manager is adjusted when management determines that NAV is not representative of fair value. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. These funds are generally classified within Level 3 of the fair value hierarchy.

■	Absolute return (hedge funds) – The valuation of limited partnership interests in hedge funds may require significant management judgment. The NAV reported by the asset manager is adjusted when management determines that NAV is not representative of fair value. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Depending on how quickly ITT can redeem these investments and the extent of any adjustments to NAV, hedge funds are classified within either Level 2 (redeemable within 90 days) or Level 3 (redeemable beyond 90 days) of the fair value hierarchy.

■	Fixed income – U.S. government securities are generally valued using quoted prices of securities with similar characteristics. Corporate bonds and notes are generally valued by using pricing models (e.g. discounted cash flows), quoted prices of securities with similar characteristics or broker quotes. Fixed income securities are generally classified in Level 2 of the fair value hierarchy.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of plan assets held by our postretirement benefit plans, at December 31, 2009, by asset class were as follows:

	PENSION				OTHER BENEFITS
FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2009	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Asset Category
Equities Securities:
Domestic	$956.8	$737.0	$141.8	$78.0	$74.7	$63.4	$7.3	$4.0
Developed markets	455.5	339.3	23.0	93.2	15.2	10.1	0.3	4.8
Emerging markets	396.6	157.4	210.8	28.4	19.9	7.7	10.8	1.4
ITT Stock	49.3	49.3	–	–	2.5	2.5	–	–

Subtotal – equity securities	1,858.2	1,283.0	375.6	199.6	112.3	83.7	18.4	10.2
Private equity:
Buyout funds(a)	884.2	–	1.4	882.8	44.3	–	0.1	44.2
Distressed funds(b)	180.6	–	–	180.6	8.9	–	–	8.9
Venture/growth equity funds(c)	33.2	–	–	33.2	1.7	–	–	1.7
Mezzanine funds(d)	28.2	–	–	28.2	1.4	–	–	1.4

Subtotal – private equity	1,126.2	–	1.4	1,124.8	56.3	–	0.1	56.2
Absolute return (hedge funds):
Fund of funds(e)	318.8	–	57.0	261.8	14.8	–	1.4	13.4
Fixed income/multi-strat(f)	319.7	–	146.5	173.2	16.4	–	7.5	8.9
Equity long/short(g)	119.9	–	79.6	40.3	6.1	–	4.1	2.0
Macro(h)	37.8	–	37.8	–	1.9	–	1.9	–

Subtotal – absolute return	796.2	–	320.9	475.3	39.2	–	14.9	24.3
Fixed Income:
Fixed income	231.0	13.0	218.0	–	23.4	0.7	14.5	8.2
Other:
Commodities	179.2	–	153.0	26.2	9.1	–	7.8	1.3
Cash and other, net	117.0	109.2	(6.1)	13.9	6.9	6.6	(0.5)	0.8

Subtotal – other	296.2	109.2	146.9	40.1	16.0	6.6	7.3	2.1

Total	$4,307.8	$1,405.2	$1,062.8	$1,839.8	$247.2	$91.0	$55.2	$101.0

(a)	Private equity buyout funds, included within postretirement benefit plan assets, are partnership investment vehicles that take a controlling interest primarily in private companies with the intent of developing them for future sale at a higher price to a strategic or financial buyer or through an initial public offering. These investments include $482.4 where ownership of the partnership interest is directly held and $362.2 invested through funds of private equity funds.

(b)	Private equity distressed funds are partnership investment vehicles that purchase debt or preferred equity instruments of companies that are distressed, near bankrupt or bankrupt.

(c)	Venture and growth equity private equity funds are partnership investment vehicles that provide seed or growth capital to start-ups and early stage companies, usually in high growth industries, such as information and clean technology, health care and biotechnology.

(d)	Mezzanine private equity funds provide mezzanine loans to companies that need capital but do not want to sell or dilute their equity interests. Mezzanine loans are subordinated debt or preferred equity securities that represent a claim on the borrower’s assets which is senior to the common equity but subordinate to senior secured and unsecured debt.

(e)	Absolute return fund of funds include partnership investment vehicles that invest in a diversified portfolio of other hedge funds that employ a range of investment strategies.

(f)	Fixed income/multi-strat absolute return funds are partnership investment vehicles that invest in multiple investment strategies, such as macro, equity long/short, convertible arbitrage and event driven, often with the intent to diversify risk and reduce volatility.

(g)	Equity long/short absolute return funds include partnership investment vehicles that can purchase both long and short positions of publicly traded equities. Management of the fund has the ability to shift investments from value to growth strategies, from small to large capitalization companies, and from a net long position to a net short position.

(h)	Macro absolute return funds include partnership investment vehicles that make investments predicated on the managers views, either fundamentally or quantitatively derived, on different global factors, such as asset allocation (e.g., stocks vs. bonds) interest rates, currency, sovereign risk and commodities over a span of different time frames.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3):

	EQUITY	PRIVATE	HEDGE	FIXED
	SECURITIES	EQUITY	FUNDS	INCOME	OTHER	TOTAL
Beginning balance at December 31, 2008	$274.2	$987.6	$783.5	$39.7	$125.5	$2,210.5
Relating to assets sold during the period (realized gains and (losses))	(0.2)	25.7	2.7	–	1.0	29.2
Relating to assets still held at the reporting date (unrealized gains and (losses))	70.2	19.6	83.6	–	2.3	175.7
Purchases, sales, and settlements, net	5.1	89.2	(185.9)	–	7.9	(83.7)
Transfers in and/or out of Level 3	(149.7)	–	(208.6)	(39.7)	(96.6)	(494.6)
Foreign currency impact	–	2.7	–	–	–	2.7

Ending balance at December 31, 2009	$199.6	$1,124.8	$475.3	$–	$40.1	$1,839.8

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our other postretirement welfare plans using significant unobservable inputs (Level 3):

	EQUITY	PRIVATE	HEDGE	FIXED
	SECURITIES	EQUITY	FUNDS	INCOME	OTHER	TOTAL
Beginning balance at December 31, 2008	$14.0	$49.8	$40.1	$9.6	$6.4	$119.9
Relating to assets sold during the period (realized gains and (losses))	–	1.3	0.1	1.0	0.1	2.5
Relating to assets still held at the reporting date (unrealized gains and (losses))	3.6	0.8	4.3	(0.1)	0.1	8.7
Purchases, sales, and settlements, net	0.3	4.3	(9.5)	(0.3)	0.4	(4.8)
Transfers in and/or out of Level 3	(7.7)	–	(10.7)	(2.0)	(4.9)	(25.3)

Ending balance at December 31, 2009	$10.2	$56.2	$24.3	$8.2	$2.1	$101.0

Contributions
Funding requirements under Internal Revenue Service rules are a major consideration in making contributions to our post-retirement plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. We made contributions of $161.0 to pension plans during 2009, including a voluntary contribution to the U.S. Salaried Retirement Plan of $100.0 during the fourth quarter. We currently anticipate making contributions to our pension plans in the range of $10.0 to $15.0 during 2010, of which $3.0 is expected to be made in the first quarter.

Estimated Future Benefit Payments
The following benefit payments covering pension and other benefit plans have been projected based on benefits earned to date and the expectation that certain future service will be earned by currently active employees:

		OTHER
	PENSION	BENEFITS
2010	$364.8	$54.7
2011	369.7	55.4
2012	374.9	55.9
2013	382.9	56.6
2014	391.9	57.4
2015 – 2019	2,090.8	291.0

NOTE 17

Long-Term Incentive Employee Compensation
Our long-term incentive awards program is comprised of three components: non-qualified stock options (NQOs), restricted stock awards and units (RSAs and RSUs, respectively), and a target cash award (TSR). We account for NQOs and RSAs as equity-based compensation awards. RSU and TSR awards are cash settled and accounted for as liability-based compensation.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The NQO and RSA incentive plans provide for the awarding of options on common shares and restricted common shares to employees and non-employee directors. The ITT Amended and Restated 2003 Equity Incentive Plan (2003 Equity Incentive Plan) was approved by shareholders and established in May of 2003. The number of shares initially available for awards under this plan was 12.2. As of December 31, 2009, 3.6 shares were available for future grants. ITT makes available for the exercise of stock options or vesting of restricted shares by purchasing shares in the open market or by issuing shares from Treasury.
The 2003 Equity Incentive Plan replaced the 2002 ITT Stock Option Plan for Non-Employee Directors, the ITT 1996 Restricted Stock Plan for Non-Employee Directors and the 1994 ITT Incentive Stock Plan on a prospective basis. All outstanding awards granted under these prior plans are vested and exercisable. No future grants will be made under these prior plans.
Long-term incentive employee compensation costs are primarily recorded within SG&A expenses, and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

YEAR ENDED DECEMBER 31	2009	2008	2007
Compensation costs on equity-based awards	$29.4	$31.5	$35.5
Compensation costs on liability-based awards	4.1	23.7	22.4

Total compensation costs, pre-tax	$33.5	$55.2	$57.9

Future tax benefit	$10.4	$18.2	$19.0

At December 31, 2009, there was $38.1 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 1.7 years. RSU compensation costs and the related number of units granted, settled and outstanding for each of the periods presented are not considered material.

Non-Qualified Stock Options
Options generally vest over or at the conclusion of a three year period and are exercisable in seven or ten-year periods, except in certain instances of death, retirement or disability. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted.
A summary of the status of our stock option and restricted stock shares as of December 31, 2009, 2008 and 2007 and changes during the years then ended is presented below.

	2009		2008		2007
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
STOCK OPTIONS	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	8.1	$39.83	8.7	$38.13	10.6	$35.50
Granted	0.9	33.59	0.6	53.57	0.5	58.52
Exercised	(0.8)	26.32	(1.0)	32.82	(2.2)	29.92
Canceled or expired	(0.1)	45.94	(0.2)	44.31	(0.2)	42.14

Outstanding at end of year	8.1	$40.29	8.1	$39.83	8.7	$38.13

Options exercisable at end of year	6.4	$39.49	6.8	$37.02	6.4	$33.83

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2009, 2008 and 2007 was $17.5, $29.5 and $70.7, respectively.
The amount of cash received from the exercise of stock options was $20.2 and $34.4 for 2009 and 2008, respectively. The tax benefit realized during 2009 and 2008 associated with stock option exercises and lapses of restricted stock was $10.7 and $12.1, respectively. We classify, as a financing activity, the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses. Cash provided by operating activities decreased and cash provided by financing activities increased by $3.0, $6.7 and $15.0 for 2009, 2008 and 2007, respectively. The following table summarizes information about ITT’s stock options at December 31, 2009:

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		WEIGHTED-				WEIGHTED-
		AVERAGE	WEIGHTED-			AVERAGE	WEIGHTED-
		REMAINING	AVERAGE	AGGREGATE		REMAINING	AVERAGE	AGGREGATE
		CONTRACTUAL	EXERCISE	INTRINSIC		CONTRACTUAL	EXERCISE	INTRINSIC
RANGE OF EXERCISE PRICES	NUMBER	LIFE (IN YEARS)	PRICE	VALUE	NUMBER	LIFE (IN YEARS)	PRICE	VALUE
$10-$20	0.4	0.9	$18.26	$11.4	0.4	0.9	$18.26	$11.4
$20-$30	0.5	2.1	25.36	13.4	0.5	2.1	25.36	13.4
$30-$40	3.1	3.4	34.34	48.2	2.3	3.8	34.75	34.2
$40-$50	2.5	2.8	45.08	11.5	2.3	2.7	45.20	10.7
$50-$60	1.5	4.1	54.46	(7.2)	0.9	3.6	54.01	(3.8)
$60-$70	0.1	5.0	66.79	(0.8)	–	–	–	–

	8.1	3.2	40.29	$76.5	6.4	3.1	39.49	$65.9

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $49.74 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The number of options “out-of-the-money” as of December 31, 2009, included as exercisable in the preceding table was 0.9 million.
As of December 31, 2009, the total number of stock options expected to vest (including those that have already vested) was 7.9 million. These stock options have a weighted-average exercise price of $40.09, an aggregate intrinsic value of $80.1, and a weighted-average remaining contractual life of 3.5 years.
The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model, as this is considered the preferred method, incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2009, 2008 and 2007:

	2009	2008	2007
Dividend yield	2.54%	1.31%	0.96%
Expected volatility	38.77%	28.69%	23.09%
Expected life (in years)	4.7	4.7	4.8
Risk-free rates	2.20%	2.31%	4.39%
Weighted-average grant date fair value	$9.60	$13.46	$14.68

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

Restricted Stock Awards
RSAs typically vest three years from the date of grant. ITT makes shares available for the vesting of restricted shares by purchasing shares in the open market or by issuing shares from Treasury. Holders of RSAs have the right to receive dividends and vote on the shares. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the restricted stock is forfeited. If an employee retires or is terminated other than for cause, a pro rata portion of the RSA may vest.
Restricted shares and restricted stock unit awards were granted during December 31, 2009, 2008, and 2007 with fair market values based on ITT’s stock price on the date of grant.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	YEAR ENDED DECEMBER 31, 2009
	UNVESTED		OUTSTANDING
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE
RESTRICTED SHARES/STOCK UNITS	AWARDS	FAIR VALUE	AWARDS	FAIR VALUE
Unvested/outstanding at beginning of year	1.2	$53.75	1.5	$51.96
Granted	0.7	33.88	0.7	33.88
Vested/lapsed	(0.4)	53.07	(0.4)	52.83
Canceled or expired	(0.1)	54.94	(0.1)	54.94

Unvested/outstanding at end of year	1.4	$44.69	1.7	$44.36

	YEAR ENDED DECEMBER 31, 2008
	UNVESTED		OUTSTANDING
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE
RESTRICTED SHARES/STOCK UNITS	AWARDS	FAIR VALUE	AWARDS	FAIR VALUE
Unvested/outstanding at beginning of year	1.1	$52.64	1.3	$50.93
Granted	0.4	53.57	0.4	53.57
Vested/lapsed	(0.2)	47.65	(0.1)	45.76
Canceled or expired	(0.1)	55.89	(0.1)	55.89

Unvested/outstanding at end of year	1.2	$53.75	1.5	$51.96

	YEAR ENDED DECEMBER 31, 2007
	UNVESTED		OUTSTANDING
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE
RESTRICTED SHARES/STOCK UNITS	AWARDS	FAIR VALUE	AWARDS	FAIR VALUE
Unvested/outstanding at beginning of year	0.9	$48.45	1.0	$46.87
Granted	0.4	59.16	0.4	59.16
Vested/lapsed	(0.2)	45.89	(0.1)	44.08

Unvested/outstanding at end of year	1.1	$52.64	1.3	$50.93

The outstanding restricted shares include 0.1 shares issued to non-employee directors in payment for part of their annual retainer. This cost is expected to be recognized ratably over a weighted average period of 1.0 years.

Total Shareholder Return Awards
The TSR award plan is a performance-based cash award incentive program provided to key employees of ITT. TSR awards are accounted for under stock-compensation principles of accounting as liability-based awards. The fair value of outstanding awards is determined at the conclusion of the three-year performance period by measuring ITT’s total shareholder return percentage against the total shareholder return performance of other stocks generally comprising the S&P Industrials Index. The number of companies included in the applicable benchmark group range from 305 to 357 as of December 31, 2009. We reassess the fair value of our TSR awards on a quarterly basis at the end of each reporting period using actual total shareholder

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

return data over the elapsed performance period as well as a Monte Carlo simulation. The fair value of the outstanding awards at December 31, 2009 and 2008 was $27.3 and $46.0, respectively.
Payment, if any, is based on the TSR performance comparison measured against targets established at the time of the award. The total cash paid to settle the TSR liability was $21.1, $19.3 and $17.6, during the years ended 2009, 2008 and 2007, respectively. At December 31, 2009, total unrecognized compensation costs projected to be incurred, based on current performance measurements, over the remaining vesting period is $7.1. This cost is expected to be recognized ratably over a weighted-average period of 1.3 years.

NOTE 18

Capital Stock
ITT has authority to issue an aggregate of 550 shares of capital stock, of which 500 shares have been designated as “Common Stock” having a par value of $1 per share and 50 shares have been designated as “Preferred Stock” not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2009 and 2008.
As of December 31, 2009 and 2008, 24.0 and 25.2 shares of Common Stock were held in Treasury, respectively.

NOTE 19

Commitments and Contingencies
From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend itself against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our cash flow, results of operations, or financial condition on a consolidated basis in the foreseeable future, unless otherwise noted below.

Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.
As of December 31, 2009, there were 104,679 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2009	2008
Open claims* – January 1	103,006	102,568
New claims	4,274	6,332
Settlements	(1,081)	(1,736)
Dismissals	(4,728)	(4,158)
Adjustment**	3,208	–

Open claims* – December 31	104,679	103,006

*	Excludes 34,813 claims related to maritime actions that have been placed on inactive dockets, which the Company believes will not be litigated. Almost all of these claims were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (MDL).

**	Reflects an adjustment to increase the number of open claims as a result of our transition to our own comprehensive database as we have assumed responsibility for administering our asbestos claims from our primary insurance companies.
Frequently, the plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the 104,679 pending claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 44,303 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that approximately 90 percent of the 104,679 open claims have little or no value. The average payment per resolved claim for the year ended December 31, 2009 and 2008 was $11.6 thousand and $7.7 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.
Historically, we have recorded a liability for pending asbestos claims only. As previously disclosed in our 2008 Annual Report on Form 10-K, while it was probable that we would incur

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Specifically, the methodology used to estimate our total liability for pending and unasserted future asbestos claims relied upon and included the following key factors:

■	interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

■	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

■	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

■	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s most recent claims experience history;

■	an analysis of the Company’s pending cases, by disease type;

■	an analysis of the Company’s most recent history to determine the average settlement and resolution value of claims, by disease type;

■	an analysis of the Company’s defense costs in relation to its settlement costs and resolved claims;

■	an adjustment for inflation in the future average settlement value of claims and defense costs at a 2.2% annual rate; and

■	an analysis of the time over which the Company is likely to resolve asbestos claims.
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
Based on this methodology, in the third quarter of 2009, we increased our estimated total undiscounted asbestos liability, including legal fees, by $686.1, reflecting costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. While there are other potential estimates, our

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

methodology does not create a range of estimates of reasonably possible outcomes as we have determined our point estimate based upon our assessment of the value of each underlying assumption. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos-related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we will reassess the projected liability of unasserted asbestos claims to be filed over the next 10 years based upon the trends we are experiencing in those factors to which the liability is most sensitive, maintaining a rolling 10-year projection. Annually, in the third quarter each year, we will conduct a detailed study with the assistance of an outside consultant to review and update as appropriate the underlying assumptions used in our liability estimate. Additionally, we will periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
In the third quarter of 2009, the Company recorded a $450.3 increase in its asbestos-related assets. These assets are comprised of an insurance asset, as well as receivables from former ITT entities for their portion of the asbestos liability related to a former business whose liability is shared in accordance with the Distribution Agreement (refer to ITT’s 2009 Annual Report on Form 10-K, Item 1. “— Company History and Certain Relationships” for a description of the Distribution and the Distribution Agreement). We will update our assessment of the asbestos-related assets on a quarterly and annual basis in conjunction with the aforementioned update of the asbestos liability.
The insurance asset represents our best estimate of probable insurance recoveries for the asbestos liabilities for pending claims, as well as unasserted claims to be filed over the next 10 years. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements with its insurers, as well as a number of additional factors. These additional factors include current levels of recovery experience, the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies. In addition, the Company retained an insurance consulting firm to assist management in the estimation of probable insurance recoveries based upon the analysis of policy terms, the likelihood of recovery provided by our legal counsel assuming the continued viability of those insurance carriers which are currently solvent and incorporating risk mitigation judgments where policy terms or other factors were not certain.
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
The Company’s estimated asbestos exposure, net of expected insurance recoveries and other recoveries from former ITT entities, for the resolution of all pending and estimated unasserted asbestos claims to be filed within the next 10 years

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was $266.9 as of December 31, 2009. The Company’s estimate of the cost of pending claims, net of insurance recoveries, was $26.9 as of December 31, 2008. A certain portion of the liability and corresponding asbestos asset relates to a business which we disposed of a number of years ago that is treated as discontinued operations.
The following table provides a rollforward of the asbestos liability and related assets for 2009.

	LIABILITY	ASSET	NET
Beginning balance, January 1, 2009	$228.1	$201.2	$26.9
Third quarter charge	686.1	450.3	$235.8	(a)
Other accruals added during the period	81.2	70.5	10.7	(a)
Cash activity	(62.2)	(55.7)	(6.5)

Ending balance, December 31, 2009	$933.2	$666.3	$266.9

(a)	The total of these amounts of $246.5 is comprised of a $237.5 charge to continuing operations and a $9.0 charge to discontinued operations.
Subject to the qualifications regarding uncertainties previously described, it is expected that future annual net cash outflows related to pending claims and unasserted claims to be filed over the next 10 years will extend through approximately 2023 due to the time lag between the filing of a claim and its resolution. These annual net cash outflows are projected to be $10 to $15 over the next several years, relatively constant with recent levels, and increase to $30 to $40 by 2019.
The underlying asbestos liability and corresponding insurance asset are based upon current, known information. However, future events affecting the key factors and other variables for either the asbestos liability or the insurance asset could cause the actual costs and insurance recoveries to be higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected insurance recoveries, could have a material adverse effect on our financial position and on the results of operations or cash flows for a particular period.

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
It is difficult to estimate the final total costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. In management’s opinion, the total amount accrued is appropriate based on existing facts and circumstances. Management does not anticipate these liabilities will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates the activity related to ITT’s accrued liabilities for these environmental matters.

	2009	2008
Beginning balance January 1	$135.0	$124.7
Additional accruals attributable to acquisitions in the period	–	8.1
Accruals added during the period	1.0	0.5
Change in estimates for pre-existing accruals	17.6	19.6
Payments	(13.9)	(17.9)

Ending balance December 31	$139.7	$135.0

The following table illustrates the low- and high-end range of estimated liability, and number of active sites for these environmental matters as of December 31, 2009.

YEAR ENDED DECEMBER 31	2009	2008
Low-end range	$113.4	$101.2
High-end range	$248.6	$229.3
Number of active environmental investigation and remediation sites	98	102

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
On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability loses described above. During this coverage litigation, ITT has entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. The Company is prepared to pursue legal remedies against the remaining defendants where reasonable negotiations are not productive.
We provide an indemnity to U.S. Silica Company for silica personal injury suits filed prior to September 12, 2005 against our former subsidiary Pennsylvania Glass Sand (PGS). ITT sold the stock of PGS to U.S. Silica Company in 1985. Over the past several years, the majority of the silica cases involving PGS have been dismissed without payment. Currently there are less than 4,000 cases pending against PGS. The Company expects that the majority of the remaining cases will also be dismissed. Our indemnity had been paid in part by our historic product liability carrier, however, in September 2005, the carrier communicated to us that it would no longer provide insurance for these claims. On October 4, 2005, we filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, in the Superior Court for Los Angeles, CA, seeking defense costs and indemnity from the insurance carrier for PGS product liabilities. In April 2007, the Court granted our motion for summary judgment on the carrier’s duty to defend the silica cases; however, that decision was overturned on appeal. The matter was returned to the Superior Court in part for determination of several factual issues. We will continue to seek past and future defense costs for these cases from this carrier. We believe that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. All silica-related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. Further information on the Distribution Agreement is provided within the “Business — Company History and Certain Relationships” section of our 2009 Annual Report on Form 10-K.
On October 25, 2006, Fencourt Reinsurance Company (Fencourt), a subsidiary of The Hartford, filed a contribution claim against ITT for losses incurred by Fencourt as a result of a reinsurance contract obligation it owes to Century Indemnity Company, in the U.S. District Court for the Eastern District of Pennsylvania, Fencourt Reinsurance Co., Ltd. v. ITT Industries, Inc. (C.A. No. 06-4786 U.S. D.Ct E.D.PA). Century Indemnity Company was an insurer of ITT’s Domestic Casualty Program from 1978 through 1992. Fencourt, formed in 1978, was a captive insurer of the predecessor ITT Corporation and provided reinsurance to Century for certain ITT self-insured losses. Fencourt was transferred to The Hartford in the demerger of ITT in 1995. This matter is covered by the 1995 Distribution Agreement and that agreement contains clear language that The Hartford agreed to assume the liabilities of Fencourt and indemnify ITT against all claims against Fencourt. The case is stayed pending the resolution of an arbitration proceeding pending before the American Arbitration Association in New Jersey. On January 20, 2009, the arbitrator issued a favorable decision that ITT is not liable for the losses incurred by Fencourt. In a subsequent decision on Fencourt’s second Motion for Summary Judgment, the arbitrator agreed with our position and ruled that certain liabilities are shared liabilities under the terms of the

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distribution Agreement. The parties have asked the arbitrator to resolve several other issues related to the interpretation of the Distribution Agreement. Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On March 27, 2007, we reached a settlement relating to an investigation of our ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (ITAR) pursuant to which we pled guilty to two violations based on the export of defense articles without a license and the omission of material facts in required export reports. The Company was assessed a total of $50.0 in fines, forfeitures and penalties, which was accrued for fully as of December 31, 2006. We also entered into a Deferred Prosecution Agreement with the U.S. Government which deferred action regarding a third count of violations related to ITAR pending our implementation of a remedial action plan, including the appointment of an independent monitor. ITT was also assessed a deferred prosecution monetary penalty of $50.0 which ITT will reduce for monies spent over the five years following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On October 11, 2007, ITT and the Department of Defense finalized an Administrative Compliance Agreement wherein we agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of our compliance programs. On December 28, 2007, we finalized a Consent Agreement with the Department of State wherein we agreed to undertake certain remedial actions, including appointment of a Special Compliance Official. The Company continues to perform under the terms of the agreements. On February 22, 2010, the Department of State issued a notice that it terminated the ineligible status and statutory debassment which it had previously imposed on the Company on April 11, 2007. 75 Fed. Reg. 7650 (2010). Management believes that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

During 2007 and 2008, the Company received notice of four shareholder derivative actions each filed in the U.S. District Court for the Southern District of New York, known variously as, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steven R. Loranger et al. and ITT Corporation (the Piven action), Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic], and Robert Wilkinson v. Steven R. Loranger et al. and ITT Corporation. The cases allege that ITT’s Board of Directors breached their fiduciary duties by failing to properly oversee ITT’s compliance programs at its Night Vision business. The Complaints seeks compensatory and punitive damages for ITT from its Directors, the removal of the Directors, and the election of new directors. Three cases were consolidated into one action In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CLB) (the Levy complaint was dropped on consolidation). On motion by the Company, the Piven action was dismissed for lack of diversity. On April 10, 2008, the Court denied the Company’s Motion to Dismiss the consolidated Complaint. ITT filed a Motion for Reconsideration and on November 25, 2008, the Court granted that motion and dismissed the matter without prejudice. The Court provided the plaintiffs the opportunity to refile the case upon the development of certain additional facts. The plaintiffs refiled the case on December 23, 2008. In its order dated September 8, 2009, the Court granted the Company’s subsequent Motion to Dismiss and dismissed the Wilkinson complaint. The Defendants filed a Motion to Terminate the Reale action based on the Special Litigation Committee’s report referenced above. Also in its September 8, 2009 order, the Court denied the Defendants’ motion. The Defendants then filed a Motion for Reconsideration or, in the alternative, requested that the matter be certified to the Indiana Supreme Court for its interpretation of the Indiana Business Code. On October 9, 2009, the Court denied the Motion for Reconsideration, however, it certified the matter for appeal. The matter is now pending before the Indiana Supreme Court. Management believes that the derivative suit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $41.7. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At December 31, 2009, the projected fair value of the aircraft at the end of the lease is estimated to be $3.9 less than the residual value guarantee. However, since this estimated loss does not exceed the $5.4 gain we realized from the sale of the aircraft which has been deferred as a loss contingency for the residual value guarantee, we have not recorded any additional accrual in our financial statements.
ITT has a number of individually immaterial guarantees outstanding at December 31, 2009, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Product Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. Changes in the product warranty accrual for December 31, 2009 and 2008 were as follows:

	2009	2008
Beginning balance January 1	$57.4	$52.1
Accruals for product warranties issued in the period	45.7	38.0
Changes in pre-existing warranties(1)	(7.6)	(0.3)
Payments	(29.3)	(30.8)
Foreign currency translation	1.1	(1.6)

Ending balance December 31	$67.3	$57.4

(1)	Includes changes in estimates

NOTE 21

Business Segment Information
The Company’s business segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our three reporting segments are referred to as: Defense Electronics & Services (Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges which occur from time to time related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

Defense – The businesses in this segment are those that directly serve the military and government agencies with products and services. These include air traffic control systems, jamming devices that guard military planes against radar-guided missiles, digital combat radios, night vision devices, satellite instruments, defense electronics, communications, aircraft armament systems, undersea warfare, integrated composite structures, and professional and engineering services. Approximately 39% of the sales and revenues in this business segment are generated through contracts for technical and support services which ITT provides for the military and other government agencies. The Defense segment had revenue from the U.S. Government of $5,789.8, $5,893.8 and $3,920.3, for 2009, 2008 and 2007, respectively. Apart from the U.S. Government, no other government or commercial customer accounted for more than 10% of revenue. The Defense

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

segment comprises approximately 58% of consolidated revenue and 60% of segment operating income in 2009.
Fluid — Our Fluid segment is a provider of water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with residential, commercial, and industrial applications. This segment comprises approximately 31% of consolidated revenue and approximately 31% of segment operating income for 2009.
Motion & Flow — Our Motion & Flow segment is comprised of a group of businesses providing products and services for the areas of transportation, defense, aerospace, industrial, computer, telecommunications, marine and beverage. The Motion & Flow businesses primarily serve the high end of their markets, with highly engineered products, high brand recognition, a focus on new product development and operational excellence. The Motion & Flow segment comprises approximately 11% of consolidated revenue and approximately 9% of segment operating income for 2009.

			MOTION &	CORPORATE
	DEFENSE	FLUID	FLOW	AND OTHER	ELIMINATIONS	TOTAL
2009
Product revenue	$3,786.5	$3,220.4	$1,245.2	$–	$(8.6)	$8,243.5
Service revenue	2,510.3	142.9	7.8	–	–	2,661.0

Total revenue	6,296.8	3,363.3	1,253.0	–	(8.6)	10,904.5
Operating income (loss)	776.0	392.9	118.2	(377.7)	–	909.4
Plant, property and equipment, net	402.9	392.9	235.1	20.1	–	1,051.0
Total assets	4,292.3	2,929.9	1,322.9	2,584.0	–	11,129.1
Capital expenditures	115.8	74.2	55.9	25.7	–	271.6
Depreciation	66.9	57.3	45.9	3.3	–	173.4
Amortization	90.5	16.2	10.7	1.8	–	119.2

2008
Product revenue	$3,924.9	$3,692.7	$1,575.1	$–	$(11.5)	$9,181.2
Service revenue	2,357.4	147.9	8.3	–	–	2,513.6

Total revenue	6,282.3	3,840.6	1,583.4	–	(11.5)	11,694.8
Operating income (loss)	727.0	468.7	191.7	(177.3)	–	1,210.1
Plant, property and equipment, net	369.3	372.3	229.1	23.2	–	993.9
Total assets	4,464.5	2,878.3	1,357.8	1,779.6	–	10,480.2
Capital expenditures	88.0	80.5	63.7	16.5	–	248.7
Depreciation	65.8	63.0	48.7	2.1	–	179.6
Amortization	85.2	6.4	7.3	(0.2)	–	98.7

2007
Product revenue	$2,381.7	$3,358.2	$1,332.1	$–	$(14.5)	$7,057.5
Service revenue	1,794.5	150.9	0.4	–	–	1,945.8

Total revenue	4,176.2	3,509.1	1,332.5	–	(14.5)	9,003.3
Operating income (loss)	502.7	432.7	187.4	(145.6)	–	977.2
Plant, property and equipment, net	353.5	394.8	224.9	7.1	–	980.3
Total assets	4,466.2	3,106.4	1,364.5	2,615.6	–	11,552.7
Capital expenditures	57.7	88.6	45.2	47.8	–	239.3
Depreciation	48.4	61.1	44.6	1.4	–	155.5
Amortization	20.7	6.1	2.9	0.2	–	29.9

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

				PLANT, PROPERTY AND
	REVENUE(a)			EQUIPMENT, NET
	YEAR ENDED DECEMBER 31			DECEMBER 31
	2009	2008	2007	2009	2008	2007
Geographical Information
United States	$7,592.3	$7,998.0	$5,814.3	$603.9	$581.4	$557.5
Western Europe	1,814.0	2,098.3	1,896.4	317.2	313.7	337.1
Asia Pacific	576.8	603.6	474.4	64.7	64.5	58.3
Other	921.4	994.9	818.2	65.2	34.3	27.4

Total	$10,904.5	$11,694.8	$9,003.3	$1,051.0	$993.9	$980.3

(a) Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery.
Revenue by product category, net of intercompany balances, is as follows:

YEAR ENDED DECEMBER 31	2009	2008	2007
Pumps & Complementary Products	$3,363.2	$3,840.3	$3,508.9
Defense Products	3,784.7	3,923.6	2,380.1
Defense Services	2,510.3	2,357.4	1,794.5
Connectors	335.2	444.6	417.1
Flow Control	342.4	382.0	243.5
Friction Materials	386.2	447.8	393.4
Marine Products	78.4	185.7	121.5
Shock Absorbers	104.1	113.4	144.3

Total	$10,904.5	$11,694.8	$9,003.3

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22

Quarterly Results for 2009 and 2008 (Unaudited)

					FULL
THREE MONTHS ENDED	MAR. 31	JUNE 30	SEPT. 30(a)	DEC. 31	YEAR
2009
Revenue	$2,557.1	$2,780.0	$2,697.7	$2,869.7	$10,904.5
Gross profit	669.1	778.8	768.6	844.2	3,060.7
Income from continuing operations	186.5	202.6	66.0	195.6	650.7
Net income	184.1	201.4	59.0	199.2	643.7
Income from continuing operations per share
– Basic	$1.02	$1.11	$0.36	$1.07	$3.56
– Diluted	$1.02	$1.10	$0.36	$1.06	$3.54
Net income per share
– Basic	$1.01	$1.10	$0.32	$1.09	$3.53
– Diluted	$1.01	$1.10	$0.32	$1.08	$3.50
Common stock information price per share range:
High	$51.42	$46.91	$52.71	$56.95	$56.95
Low	$31.94	$37.26	$41.15	$48.43	$31.94
Close	$38.47	$44.50	$52.15	$49.74	$49.74
Dividends per share	$0.2125	$0.2125	$0.2125	$0.2125	$0.85
2008
Revenue	$2,806.4	$3,064.1	$2,879.3	$2,945.0	$11,694.8
Gross profit	760.9	867.1	810.7	816.7	3,255.4
Income from continuing operations	170.9	224.3	204.5	175.5	775.2
Net income	171.9	221.0	216.3	185.5	794.7
Income from continuing operations per share
– Basic	$0.94	$1.23	$1.12	$0.97	$4.26
– Diluted	$0.93	$1.21	$1.11	$0.96	$4.21
Net income per share
– Basic	$0.95	$1.21	$1.19	$1.02	$4.37
– Diluted	$0.93	$1.19	$1.17	$1.01	$4.32
Common stock information price per share range:
High	$66.01	$67.62	$69.73	$56.15	$69.73
Low	$50.94	$52.05	$52.25	$34.75	$34.75
Close	$51.81	$63.33	$55.61	$45.99	$45.99
Dividends per share	$0.175	$0.175	$0.175	$0.175	$0.70

(a) Third quarter 2009 results include a $138.9 net after-tax charge to income from continuing operations primarily associated with the establishment of an estimated asbestos-related liability, net of expected recoveries, for claims projected to be filed against the company over the next ten years. See Note 19, “Commitments and Contingencies” for further information.

The above table reflects the range of market prices of ITT’s common stock for 2009 and 2008. The prices are as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which ITT’s common stock is traded, under the symbol “ITT.” Our common stock is listed on the New York and Euronext exchanges.
During the period from January 1, 2010 through January 31, 2010, the high and low reported market prices of ITT’s common stock were $51.79 and $48.05, respectively. ITT declared dividends of $0.25 per common share in the first quarter of 2010. There were 20,510 holders of record of ITT’s common stock on January 29, 2010.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 23

Subsequent Events
On February 17, 2010, the Company announced that it signed an agreement to purchase Nova Analytics Corporation (Nova), a privately held company. The purchase price is approximately $390, subject to normal and customary closing conditions. We expect that the purchase price will be funded through a mix of cash and commercial paper. Nova is a leading manufacturer of premium quality field, portable, on-line and laboratory analytical instruments used in water and wastewater, environmental, industrial, food and beverage, pharmaceutical and medical applications.
Nova provides ITT brands, technologies, distribution and aftermarket content in the $6 billion analytical instrumentation market. The addition of Nova will broaden the solutions we offer customers in key markets such as municipal water and wastewater, industrial processing, and food & beverage.
The transaction is projected to be completed by the end of March 2010 pending customary regulatory approvals. Nova employs approximately 725 people across Germany, Norway, France, the United Kingdom, the United States and China.

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

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven R. Loranger Steven R. Loranger (Principal executive officer)	Chairman, President and Chief Executive Officer and Director	February 26, 2010

/s/ Denise L. Ramos Denise L. Ramos (Principal financial officer)	Senior Vice President and Chief Financial Officer	February 26, 2010

/s/ Curtis J. Crawford Curtis J. Crawford	Director	February 26, 2010

/s/ Christina A. Gold Christina A. Gold	Director	February 26, 2010

/s/ Ralph F. Hake Ralph F. Hake	Director	February 26, 2010

/s/ John J. Hamre John J. Hamre	Director	February 26, 2010

/s/ Paul J. Kern Paul J. Kern	Director	February 26, 2010

/s/ Frank T. MacInnis Frank T. MacInnis	Director	February 26, 2010

/s/ Surya N. Mohapatra Surya N. Mohapatra	Director	February 26, 2010

/s/ Linda S. Sanford Linda S. Sanford	Director	February 26, 2010

/s/ Markos I. Tambakeras Markos I. Tambakeras	Director	February 26, 2010

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION	LOCATION

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of May 13, 2008	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended July 15, 2009	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated July 15, 2009 (CIK No. 216228, File No. 1-5672).
(4)		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.1	)*	Separation Agreement between Nicholas P. Hill and ITT Corporation dated February 20, 2009	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.2	)*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger (amended as of December 18, 2008)	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated December 19, 2008. (CIK No. 216228, File No. 1-5672).
(10.3	)*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4	)*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.5	)*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.6	)*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.7	)*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.8	)*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9	)*	ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.9 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.10	)*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11	)*	ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(10.12)*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.12 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.13)*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14)*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA. Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.15)*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB. Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.16)*	ITT Excess Pension Plan IIA formally known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004) originally effective as of January 1, 1988. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.17)*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004). Amended and restated effective December 31, 2008	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.18)*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.18 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)	Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.20)	Distribution Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.1 listed under ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.21)	Intellectual Property License Agreement between and among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.2 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.22)	Tax Allocation Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.3 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.23)	Employee Benefit Services and Liability Agreement among ITT Corporation, ITT Destinations, Inc. and ITT Hartford Group, Inc.	Incorporated by reference to Exhibit 10.7 to ITT Industries’ Form 8-B dated December 20, 1995 (CIK No. 216228, File No. 1-5672).
(10.24)	Five-year Competitive Advance and Revolving Credit Facility Agreement dated as of November 10, 2005	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated November 10, 2005 (CIK No. 216228, File No. 1-5672).
(10.25)	Agreement with Valeo SA with respect to the sale of the Automotive Electrical Systems Business	Incorporated by reference to Exhibit 10(b) to ITT Industries’ Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998 (CIK No. 216228, File No. 1-5672).
(10.26)	Agreement with Continental AG with respect to the sale of the Automotive Brakes and Chassis Business	Incorporated by reference to Exhibit 2.1 to ITT Industries’ Form 8-K Current Report dated October 13, 1998 (CIK No. 216228, File No. 1-5672).
(10.27)	Participation Agreement among ITT Industries, Rexus L.L.C. (Rexus) and Air Bail S.A.S. and RBS Lombard, Inc., as investors, and master lease agreement, lease supplements and related agreements between Rexus as lessor and ITT Industries, as lessee	Incorporated by reference to Exhibits listed under Item 9.01 to ITT Industries Form 8-K Current Report dated December 20, 2004 (CIK No. 216228, File No. 1-5672).
(10.28)*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(10.29)*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)	Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.31)*	Transition Memorandum and Separation Agreement dated February 23, 2009 between Vincent A. Maffeo and ITT Corporation.	Incorporated by reference to Exhibit 10.31 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.32)*	ITT Corporation Senior Executive Severance Pay Plan. (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)	Incorporated by reference to Exhibit 10.32 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.33)	Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36)*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)	Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)	2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39)*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos.	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).
(10.40)*	Separation Memorandum dated July 10, 2007 and effective as of July 18, 2007 between ITT Corporation and George E. Minnich	Incorporated by reference to Exhibit 10.1 to ITT Corporation Form 8-K Current Report dated July 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.41)	Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).
(10.42)	Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).
(10.43)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.44)	Senior Notes Offering	Incorporated by reference to Exhibit 9.01(d) to ITT Corporations Form 8-K dated April 28, 2009 (CIK No. 216228, File No. 1-5672).
(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).
(10.46)	ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement — Non-Employee Director	Incorporated by reference to Exhibit 10.46 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(10.47)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.47 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.48)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.49)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.49 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.50)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.50 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.51)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Incorporated by reference to Exhibit 10.51 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.52)	ITT 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.52 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.53)	ITT Corporation Non-Employee Director Deferred Restricted Stock Unit Award Subsequent Election Form	Incorporated by reference to Exhibit 10.53 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.54)	ITT Director Consent Letter — Required Modifications to Prior Annual Retainer Deferrals.	Incorporated by reference to Exhibit 10.54 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.55)*	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. As Amended and Restated as of December 31, 2008	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.56)*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A)	Incorporated by reference to Exhibit 10.56 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).
(10.57)*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non Band A)	Incorporated by reference to Exhibit 10.57 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).
(11)	Statement re computation of per share earnings	Not required to be filed.
(12)	Statement re computation of ratios	Filed herewith.
(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006 (CIK No. 216228, File No. 1-5672).
(21)	Subsidiaries of the Registrant	Filed herewith.
(22)	Published report regarding matters submitted to vote of Security holders	Not required to be filed.
(23.1)	Consent of Deloitte & Touche LLP	Filed herewith.
(24)	Power of attorney	None
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).
(99.2)	Administrative Compliance Agreement filed October 11, 2007 between ITT Corporation and The United States Agency (Suspensions’ Department Affiliate for the U.S. Army) on behalf of the U.S. Government	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated October 12, 2007 (CIK No. 216228, File No. 1-5672).
(101)	The following materials from ITT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	Submitted electronically with this report.

* Management compensatory plan