Form 10-Q
period 2010-03-31
ITT Corp
filed 2010-05-03
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

As of April 20, 2010, there were outstanding 183.5 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31
	2010	2009

Product revenue	$1,954	$1,966
Service revenue	682	591

Total revenue	2,636	2,557

Costs of product revenue	1,307	1,371
Costs of service revenue	601	517

Total costs of revenues	1,908	1,888

Gross profit	728	669

Selling, general and administrative expenses	383	383
Research and development expenses	63	53
Asbestos-related costs, net	15	—
Restructuring and asset impairment charges, net	17	11

Operating income	250	222

Interest expense	25	26
Interest income	3	4
Miscellaneous expense, net	5	3

Income from continuing operations before income tax expense	223	197
Income tax expense	77	10

Income from continuing operations	146	187
Loss from discontinued operations, including 2009 tax benefit of $1	—	(3)

Net income	$146	$184

Earnings (Loss) Per Share
Basic:
Continuing operations	$0.80	$1.02
Discontinued operations	—	(0.01)

Net income	$0.80	$1.01

Diluted:
Continuing operations	$0.79	$1.02
Discontinued operations	—	(0.01)

Net income	$0.79	$1.01

Average common shares — basic	183.3	182.0
Average common shares — diluted	184.9	183.2

Cash dividends declared per common share	$0.25	$0.2125

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$880	$1,216
Receivables, net	1,853	1,797
Inventories, net	821	802
Deferred income taxes	235	234
Other current assets	238	207

Total current assets	4,027	4,256

Plant, property and equipment, net	1,049	1,051
Deferred income taxes	546	583
Goodwill	4,071	3,864
Other intangible assets, net	664	519
Asbestos-related assets	584	604
Other non-current assets	259	252

Total non-current assets	7,173	6,873

Total assets	$11,200	$11,129

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,207	$1,291
Accrued expenses	970	1,035
Accrued taxes	93	105
Short-term debt and current maturities of long-term debt	289	75
Postretirement benefits	73	73
Deferred income taxes	35	37

Total current liabilities	2,667	2,616

Postretirement benefits	1,775	1,788
Long-term debt	1,365	1,431
Asbestos-related liabilities	860	867
Other non-current liabilities	614	549

Total non-current liabilities	4,614	4,635

Total liabilities	7,281	7,251

Shareholders’ Equity
Common stock:
Authorized — 500 shares, $1 par value per share (206.9 shares issued), Outstanding — 183.4 shares and 182.9 shares, respectively(a)	182	181
Retained earnings	4,850	4,737
Accumulated other comprehensive (loss) income:
Postretirement benefits	(1,373)	(1,388)
Cumulative translation adjustments	245	336
Unrealized gain on investment securities	15	12

Total accumulated other comprehensive loss	(1,113)	(1,040)

Total shareholders’ equity	3,919	3,878

Total liabilities and shareholders’ equity	$11,200	$11,129

(a)	Shares outstanding include unvested restricted common stock of 1.3 at both March 31, 2010 and December 31, 2009, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended March 31
	2010	2009

Operating Activities
Net income	$146	$184
Less: Loss from discontinued operations	—	(3)

Income from continuing operations	146	187
Adjustments to income from continuing operations:
Depreciation and amortization	69	66
Stock-based compensation	8	8
Asbestos-related costs, net	15	—
Restructuring and asset impairment charges, net	17	11
Payments for restructuring	(16)	(26)
Contributions to pension plans	(2)	(5)
Change in receivables	(68)	76
Change in inventories	3	(44)
Change in accounts payable	(37)	4
Change in accrued expenses	(36)	(21)
Change in accrued and deferred taxes	7	(4)
Change in other assets	(22)	(46)
Change in other liabilities	(11)	(2)
Other, net	4	9

Net Cash — Operating Activities	77	213

Investing Activities
Capital expenditures	(52)	(48)
Acquisitions, net of cash acquired	(391)	(1)
Proceeds from sale of assets and businesses	1	10
Other, net	1	2

Net Cash — Investing Activities	(441)	(37)

Financing Activities
Short-term debt, net	151	(166)
Long-term debt repaid	(1)	(3)
Proceeds from issuance of common stock	5	2
Dividends paid	(85)	(32)
Tax benefit from stock option exercises and restricted stock award lapses	1	(1)
Other, net	5	—

Net Cash — Financing Activities	76	(200)

Exchange rate effects on cash and cash equivalents	(48)	(30)

Net change in cash and cash equivalents	(336)	(54)
Cash and cash equivalents — beginning of period	1,216	965

Cash and cash equivalents — end of period	$880	$911

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3	$26
Income taxes	$66	$15

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above cash flow statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

1)	Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT’s 2009 Annual Report on Form 10-K in preparing these unaudited financial statements. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported, and such estimates could differ from actual results. These financial statements should be read in conjunction with the financial statements and notes thereto included in ITT’s 2009 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

ITT’s 2010 and 2009 quarterly financial periods end on the Saturday closest to the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For simplicity of presentation, the quarterly financial statements included herein are presented as ending on the last day of the quarter.

2)	New Accounting Pronouncements

Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, which amended the accounting for revenue arrangements that contain multiple elements. The objective of this amendment is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-14 which amended the accounting requirements for software revenue recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of the software revenue recognition literature. The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our Consolidated Financial Statements.

In April 2010, the FASB issued ASU No. 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIE(s)). The amendments include replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in VIE(s) with an approach focused on identifying which enterprise has the power to direct the activities of VIE(s) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. In addition, the amendment requires ongoing assessments of whether an enterprise is the primary beneficiary of VIE(s) and requires additional disclosures about an enterprise’s involvement in VIE(s). The adoption of these requirements on January 1, 2010 did not have a material impact on our Consolidated Condensed Financial Statements.

3)	Acquisitions

On March 23, 2010, we acquired 100% of Nova Analytics Corporation (Nova) for a preliminary purchase price of $385, net of cash acquired. The preliminary purchase price for Nova is subject to change during the measurement period (up to one year from the acquisition date) as certain working capital adjustments are finalized. Nova, which had pro forma 2009 revenue of approximately $135, is a manufacturer of premium quality laboratory, field, portable and on-line analytical instruments used in water and wastewater, environmental, medical, and food and beverage applications. Nova provides us with brands, technologies, distribution and aftermarket content in the $6 billion analytical instrumentation market. The addition of Nova will broaden the solutions our Fluid Technology business segment (Fluid segment) offers customers in key markets such as municipal water and wastewater, industrial processing, and food and beverage. Our financial statements include Nova’s results from March 23, 2010; however, Nova’s contributions were not material to our results of operations or operating cash flows for the quarter ended March 31, 2010.

The preliminary purchase price for Nova was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of March 23, 2010. The excess of the preliminary purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill. Due to the proximity of the Nova acquisition to the quarter ended March 31, 2010, the purchase price allocation is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, certain environmental matters, income taxes and residual goodwill. We expect to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Of the $385 preliminary purchase price, the aggregate fair value of distributor and customer relationships was $112, trademarks was $42 and proprietary technology was $10. Other assets acquired and liabilities assumed as part of the acquisition were $62 primarily related to working capital balances and $73 primarily related to deferred tax liabilities, respectively. As of March 31, 2010, the excess of the preliminary purchase price over the fair value of net assets acquired was $231 (which is not expected to be deductible for income tax purposes). The goodwill arising from the acquisition consists largely of expansion of the Nova footprint to new geographic markets, synergies and economies of scale. All of the goodwill has been assigned to the Fluid segment.

Additionally, during the first quarter of 2010 we spent $6, net of cash acquired, on an acquisition within the Fluid segment that was not material to our results of operations or financial position.

4)	Restructuring and Asset Impairment Charges

First Quarter 2010 Restructuring Activities

During the first quarter of 2010, we recorded a net restructuring charge of $17, reflecting costs of $13 related to new actions and $4 related to prior actions. Planned position eliminations for actions announced during the quarter total 606, including 162 factory workers, 421 office workers and 23 management employees. The charges associated with actions announced during the first quarter of 2010 are for employee severance and are primarily associated with the strategic realignment of our Defense & Information Solutions segment (Defense segment) to better align with the emerging needs of its expanding global customer base, which is increasingly integrated and network-centric. The realignment, which is scheduled to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. The previous organizational structure, consisting of seven divisions, has been consolidated into three larger divisions. Additionally, we anticipate the closure of three facilities by the end of the third quarter of 2010. In addition to this action, we incurred restructuring costs of $1 during the first quarter of 2010 related to an action initiated in the quarter within our Fluid segment to consolidate and realign the sales function.

The costs recognized related to prior years’ plans primarily reflect severance costs from an additional 18 positions that were eliminated within our Fluid segment. The following table details the components of the first quarter 2010 restructuring charge.

	2010 Actions
	Costs of	Planned	Additional
	First Quarter	Position	Costs of
	Actions	Eliminations	Prior Actions

Defense	$12	597	$—
Fluid	1	9	3
Motion & Flow	—	—	1

	$13	606	$4

First Quarter 2009 Restructuring Activities

During the first quarter of 2009, we recorded a net restructuring charge of $11, reflecting costs of $6 related to new actions and $5 related to prior actions. The charges associated with actions announced during the first quarter of 2009 and prior years’ plans primarily relate to severance costs within our Fluid segment. Planned position eliminations totaled 118, including 11 factory workers, 94 office workers and 13 management employees. The following table details the components of the first quarter 2009 restructuring charge.

	2009 Actions
	Costs of	Planned	Additional
	First Quarter	Position	Costs of
	Actions	Eliminations	Prior Actions

Fluid	$5	82	$3
Motion & Flow	1	32	2
Corporate and Other(a)	—	4	—

	$6	118	$5

(a)	Restructuring costs incurred relating to Corporate and Other round to less than $1.

Restructuring Accrual and Planned Headcount Reductions

The restructuring accrual as of March 31, 2010 was $53, presented on our Consolidated Condensed Balance Sheets within current accrued liabilities, includes $31 for accrued severance and $22 for accrued facility carrying and other costs. The following table displays a rollforward of the restructuring accruals for the quarter ended March 31, 2010.

		Motion
	Fluid	& Flow	Defense	Total

Balance December 31, 2009	$18	$31	$4	$53
Additional charges for prior years’ plans	3	1	—	4
Cash payments and other related to prior years’ plans	(9)	(7)	—	(16)
Charges for 2010 actions	1	—	12	13
Cash payments and other related to 2010 actions	—	—	(1)	(1)

Balance March 31, 2010	$13	$25	$15	$53

The following table displays a rollforward of employee positions eliminated associated with restructuring activities through March 31, 2010.

Planned reductions as of December 31, 2009	407
Planned reductions	624
Actual reductions, January 1 — March 31, 2010	(498)

Planned reductions as of March 31, 2010	533

5)	Income Taxes

Effective Tax Rate

Income tax expense was $77 for the quarter ended March 31, 2010, resulting in an effective tax rate of 34.5%, compared to expense of $10 and an effective rate of 5.1% for the comparable prior year period. Impacting the 2010 effective rate was the ratification of the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). Effective January 1, 2013, the Healthcare Reform Act eliminates the tax deduction for benefits related to subsidies received for prescription drug benefits provided under retiree healthcare benefit plans that were determined to be actuarially equivalent to Medicare Part D. As a result of the change in tax status for the federal subsidies received, we recorded a discrete income tax charge of $12 in the three months ended March 31, 2010. In addition, the 2009 effective rate was favorably impacted as a result of the restructuring of certain international legal entities, which reduced the income tax provision by $58. This reduction was based on our determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be indefinitely reinvested and the associated deferred tax liability would no longer be required.

Uncertain Tax Positions

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of March 31, 2010 and December 31, 2009, we had $173 and $171, respectively, of total unrecognized tax benefits recorded. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $83 and $81, as of March 31, 2010 and December 31, 2009, respectively. We do not believe that the total amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Condensed Income Statement. We have accrued $24 and $23 for payment of interest and penalties as of March 31, 2010 and December 31, 2009, respectively.

6)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended
	March 31
	2010	2009

Income from continuing operations	$146	$187

Average common shares outstanding	181.8	180.6
Add: Weighted average restricted stock awards outstanding(a)	1.5	1.4

Basic average common shares outstanding	183.3	182.0
Add: Dilutive impact of stock options	1.6	1.2

Diluted average common shares outstanding	184.9	183.2

Basic earnings per share	$0.80	$1.02

Diluted earnings per share	$0.79	$1.02

Anti-dilutive stock options	1.8	4.3
Average exercise price of anti-dilutive stock options	$54.62	$48.50

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

7)	Comprehensive Income

	Three Months Ended March 31
	2010			2009
	Pretax			Pretax
	(Expense)	Tax	Net-of-Tax	(Expense)	Tax	Net-of-Tax
	Income	Expense	Amount	Income	Expense	Amount

Net income			$146			$184
Other comprehensive (loss) income:
Net foreign currency translation adjustments	$(91)	$—	(91)	$(72)	$—	(72)
Changes in postretirement benefit plans	23	8	15	16	6	10
Unrealized gain on investment securities	5	2	3	—	—	—

Other comprehensive (loss) income	$(63)	$10	(73)	$(56)	$6	(62)

Comprehensive income			$73			$122

8)	Receivables, Net

	March 31,	December 31,
	2010	2009

Trade	$1,408	$1,391
Unbilled contract receivable	432	404
Other	58	56

Receivables, gross	1,898	1,851
Less: allowance for doubtful accounts and cash discounts	(45)	(54)

Receivables, net	$1,853	$1,797

Unbilled amounts represent revenue recognized on long-term contracts that arise based on performance attainment, though appropriately recognized, cannot be billed as of the balance sheet date. We expect to bill and collect substantially all of the March 31, 2010 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Our outstanding accounts receivable balance from the U.S. Government was $462 and $338 as of March 31, 2010 and December 31, 2009, respectively.

9)	Inventories, Net

	March 31,	December 31,
	2010	2009

Finished goods	$187	$176
Work in process	95	57
Raw materials	300	253

	582	486

Inventoried costs related to long-term contracts	373	391
Less: progress payments	(134)	(75)

Inventoried costs related to long-term contracts, net	239	316

Inventories, net	$821	$802

Deferred production costs incurred on in-process and delivered units in excess of the aggregate estimated average cost of those units were $26 and $21 as of March 31, 2010 and December 31, 2009, respectively.

10)	Plant, Property and Equipment, Net

	March 31,	December 31,
	2010	2009

Land and improvements	$59	$57
Buildings and improvements	609	609
Machinery and equipment	1,676	1,686
Furniture, fixtures and office equipment	221	221
Construction work in progress	156	157
Other	97	97

	2,818	2,827
Less: accumulated depreciation and amortization	(1,769)	(1,776)

Plant, property and equipment, net	$1,049	$1,051

11)	Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill for the three months ended March 31, 2010 by business segment are as follows:

			Motion	Corporate
	Defense	Fluid	& Flow	and Other	Total

Balance as of January 1, 2010	$2,208	$1,165	$486	$5	$3,864
Goodwill acquired during the period	—	235	—	—	235
Foreign currency translation	—	(23)	(5)	—	(28)

Balance as of March 31, 2010	$2,208	$1,377	$481	$5	$4,071

Information regarding other intangible assets is as follows:

	March 31, 2010			December 31, 2009
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangibles:
Distributor and customer relationships	$762	$(260)	$502	$650	$(243)	$407
Proprietary technology	75	(26)	49	66	(24)	42
Trademarks	34	(8)	26	35	(8)	27
Patents and other	46	(20)	26	45	(20)	25
Indefinite-lived intangibles:
Brands and trademarks	61	—	61	18	—	18

Other intangible assets, net	$978	$(314)	$664	$814	$(295)	$519

Intangible assets related to the acquisition of Nova included $112 of distributor and customer relationships, $42 of trademarks and $10 of proprietary technology. The distributor and customer relationships are expected to be amortized over a weighted average period of 19 years and the proprietary technology is expected to be amortized over a weighted average period of 11 years. The trademarks have been assigned an indefinite life.

Amortization expense related to intangible assets for the three months ended March 31, 2010 and 2009 was $21 and $26, respectively. We expect to incur amortization expense of $70 over the remaining nine months of 2010.

Estimated amortization expense for intangible assets for each of the five succeeding years is as follows:

2011	2012	2013	2014	2015

$76	$66	$49	$43	$39

12)	Other Non-Current Assets

	March 31,	December 31,
	2010	2009

Other employee benefit-related assets	$93	$87
Capitalized software costs	68	65
Other long-term third party receivables-net	44	44
Equity and cost method investments	31	28
Pension assets and prepaid benefit plan costs	10	16
Other	13	12

Other non-current assets	$259	$252

13)	Debt

	March 31,	December 31,
	2010	2009

Commercial paper	$190	$55
Short-term loans	24	10
Current maturities of long-term debt and other	75	10

Short-term debt and current maturities of long-term debt	289	75

Non-current maturities of long-term debt	1,322	1,392
Non-current capital leases	3	4
Deferred gain on interest rate swaps	49	50
Unamortized discounts and debt issuance costs	(9)	(15)

Long-term debt	1,365	1,431

Total debt	$1,654	$1,506

The fair value of total debt, excluding the deferred gain on interest rate swaps, was $1,712 and $1,547 as of March 31, 2010 and December 31, 2009, respectively.

We reclassified $65 of debt from a non-current liability to a current liability during the first quarter of 2010, including $4 of unamortized discount. This reclassification is the result of a decision to retire 100% of the outstanding balance of two debentures with original maturity dates in May 2011 and July 2011, respectively.

14)	Other Non-Current Liabilities

	March 31,	December 31,
	2010	2009

Deferred income taxes and other tax-related accruals	$229	$182
Environmental	130	128
Compensation and other employee-related benefits	114	123
Product liability, guarantees and other legal matters	84	63
Other	57	53

Other non-current liabilities	$614	$549

15)	Employee Benefit Plans

Components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 were as follows:

	Pension		Other Benefits
	2010	2009	2010	2009

Service cost	$31	$26	$2	$2
Interest cost	84	81	10	11
Expected return on plan assets	(110)	(108)	(6)	(5)
Amortization of prior service cost	1	1	—	1
Amortization of actuarial loss	21	10	3	4

Total net periodic benefit cost	$27	$10	$9	$13

Amounts recognized in the Consolidated Condensed Balance Sheets as of March 31, 2010 and December 31, 2009 consist of:

	Pension		Other Benefits
	2010	2009	2010	2009

Other non-current assets	$10	$16	$—	$—
Current liabilities	(24)	(24)	(49)	(49)
Non-current liabilities	(1,373)	(1,384)	(402)	(404)

	$(1,387)	$(1,392)	$(451)	$(453)

We contributed approximately $2 to our various plans during the first quarter of 2010. Additional contributions ranging between $6 and $8 are expected over the balance of 2010.

16)	Long-Term Incentive Employee Compensation

Our long-term incentive awards program (LTIP) comprises three components: non-qualified stock options (NQO), restricted stock, and a total shareholder return target cash award (TSR). We account for substantially all NQOs and restricted stock as equity-based compensation awards. TSR units are cash settled and accounted for as liability-based compensation. Long-term incentive employee compensation costs are primarily recorded within selling, general & administrative expenses and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	Three Months
	Ended March 31
	2010	2009

Compensation costs on equity-based awards	$8	$8
Compensation costs on liability-based awards	2	—

Total compensation costs, pre-tax	$10	$8

Future tax benefit	$3	$2

At March 31, 2010, there was $67 of total unrecognized compensation cost related to unvested NQOs and restricted stock. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Total unrecognized compensation cost projected to be incurred under the TSR award plan based on performance measurements as of March 31, 2010 was $14 and is expected to be recognized over a weighted average period of 1.5 years. Actual performance measurements in future periods may differ from current estimates and positively or negatively impact the total compensation cost to be recognized as well as create volatility between periods.

On March 5, 2010, we granted the 2010 LTIP awards. The grants comprised 0.6 NQOs, 0.5 restricted shares and 9.3 TSR units with respective grant date fair values of $14.60, $53.49 and $1.00. The NQOs vest either on the completion of a three-year service period or annually in three equal installments and have a ten-year expiration period. Restricted stock and TSR units vest on the completion of a three-year service period. Restrictions on

0.3 shares of restricted stock granted in 2007 lapsed on March 5, 2010 and a corresponding number of shares were issued out of treasury stock. In addition, payments totaling $18 were made during the first quarter of 2010 to settle the 2007 TSR.

The fair value of restricted stock corresponds to the closing price of ITT common stock on the date of grant. The fair value of each NQO grant was estimated on the date of grant using the binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the assumptions utilized.

March 5, 2010

Dividend yield	1.87%
Expected volatility	27.0%
Expected life	7.1 years
Risk-free rates	3.10%

17)	Commitments and Contingencies

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our cash flow, results of operations, or financial condition on a consolidated basis in the foreseeable future, unless otherwise noted below.

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

As of March 31, 2010, there were 104,999 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2010	2009

Open claims(a) — January 1	104,679	103,006
New claims	1,286	1,154
Settlements	(247)	(461)
Dismissals	(719)	(1,122)
Adjustment(b)	—	3,208

Open claims(a) — March 31	104,999	105,785

(a)	Excludes 34,813 claims related to maritime actions that have been placed on inactive dockets, which the Company believes will not be litigated. Almost all of these claims were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (MDL).

(b)	Reflects an adjustment to increase the number of open claims as a result of transitioning claims data from our primary insurance companies to an internal database.

Frequently, the plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the 104,999 pending claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 44,302 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that approximately 90 percent of the 104,999 open claims have little or no value. The average payment per resolved claim for the quarter ended March 31, 2010 and 2009 was $22.1 thousand and $14.9 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.

Beginning in the third quarter of 2009, the Company has recorded an undiscounted asbestos liability including legal fees, for those costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. Although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, due to the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, we do not believe there is a reasonable basis for estimating those costs at this time. Prior to the third quarter of 2009, we recognized a liability for pending claims only as, while it was probable that we would incur additional costs for future claims to be filed against the Company, a liability for potential future claims was not reasonably estimable. See Note 19 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements within our 2009 Annual Report on Form 10-K for further information.

The Company has also recorded a corresponding asbestos asset, comprised predominantly of an insurance asset in addition to receivables from former ITT entities for their portion of the liability which relates to a discontinued operation. The insurance asset represents our best estimate of probable insurance recoveries for the asbestos liabilities for pending claims, as well as unasserted claims to be filed over the next 10 years. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies.

The following table provides a rollforward of the total asbestos liability and related assets for the three months ended March 31, 2010 and 2009.

	2010				2009
	Liability	Asset	Net		Liability	Asset	Net

Balance as of January 1	$933	$666	$267		$228	$201	$27
Changes in accruals during the period	21	5	16	(a)	12	12	—
Net cash activity	(17)	(14)	(3)		(7)	(7)	—
Other adjustments	(11)	(11)	—		—	—	—

Balance as of March 31	$926	$646	$280		$233	$206	$27

(a)	The change in asbestos-related accruals during the first quarter of 2010 includes a $15 charge recognized within continuing operations and a $1 charge recognized within discontinued operations.

The total asbestos liability and related assets as of March 31, 2010 and December 31, 2009 includes $66 presented within accrued expenses and $62 presented within other current assets on our Consolidated Condensed Balance Sheets.

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

Environmental

In the ordinary course of business, we are subject to federal, state, local, and foreign environmental laws and regulations. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of sites in various countries. These sites are in various stages of investigation and/or remediation and in many of these proceedings our liability is considered de minimis. We have received notification from the U.S. Environmental Protection Agency, and from similar state and foreign environmental agencies, that a number of sites formerly or currently owned and/or operated by ITT, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under federal and state environmental laws and regulations.

Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed periodically and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis.

It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches, and changes in environmental standards and regulatory requirements. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances. We do not anticipate these liabilities will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The following table illustrates the activity related to our accrued liabilities for these environmental matters.

	2010	2009

Beginning balance January 1	$140	$135
Change in estimates for pre-existing accruals, foreign exchange and other	5	4
Payments	(4)	(5)

Ending balance March 31	$141	$134

The following table illustrates the low- and high-end range of estimated liability, and number of active sites for these environmental matters.

	March 31,	December 31,
	2010	2009

Low-end range	$119	$113
High-end range	$259	$249
Number of active environmental investigation and remediation sites	98	98

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

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability loses described above. During this coverage litigation, we have entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. We are prepared to pursue legal remedies against the remaining defendants where reasonable negotiations are not productive.

ITT provides an indemnity to U.S. Silica Company for silica personal injury suits filed prior to September 12, 2005 against our former subsidiary Pennsylvania Glass Sand (PGS). ITT sold the stock of PGS to U.S. Silica Company in 1985. Over the past several years, the majority of the silica cases involving PGS have been dismissed without payment. Currently there are fewer than 4,000 cases pending against PGS. The Company expects that the majority of the remaining cases will also be dismissed. Our indemnity had been paid in part by our historic product liability carrier, however, in September 2005, the carrier communicated to us that it would no longer provide insurance for these claims. On October 4, 2005, we filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223 , in the Superior Court for Los Angeles, CA, seeking defense costs and indemnity from the insurance carrier for PGS product liabilities. In April 2007, the Court granted our motion for summary judgment on the carrier’s duty to defend the silica cases; however, that decision was overturned on appeal. The matter was returned to the Superior Court in part for determination of several factual issues. We will continue to seek past and future defense costs for these cases from this carrier. We believe that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. All silica-related costs, net of insurance recoveries, are shared pursuant to the Distribution Agreement. Further information on the Distribution Agreement is provided within the “Business — Company History and Certain Relationships” section of our 2009 Annual Report on Form 10-K.

On March 27, 2007, we reached a settlement relating to an investigation of our ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (ITAR) pursuant to which we pled guilty to two violations based on the export of defense articles without a license and the omission of material facts in required export reports. We were assessed a total of $50 in fines, forfeitures and penalties. We also entered into a Deferred Prosecution Agreement with the U.S. Government which deferred action regarding a third count of violations related to ITAR pending our implementation of a remedial action plan, including the appointment of an independent monitor. ITT was also assessed a deferred prosecution monetary penalty of $50 which ITT will reduce for monies spent over the five years following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On October 11, 2007, ITT and the Department of Defense finalized an Administrative Compliance Agreement wherein we agreed to take certain remedial actions including implementing compliance programs and appointing an independent monitor for the oversight of our compliance programs. On December 28, 2007, we finalized a Consent Agreement with the Department of State wherein we agreed to undertake certain remedial actions, including appointment of a Special Compliance Official. The Company continues to perform under the terms of the agreements. On February 22, 2010, the Department of State issued a notice that it terminated the ineligible status and statutory debarment which it had previously imposed on the Company on April 11, 2007, 75 Fed. Reg. 7650 (2010). Management believes that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

During 2007 and 2008, the Company received notice of four shareholder derivative actions each filed in the U.S. District Court for the Southern District of New York, known variously as, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steven R. Loranger et al. and ITT Corporation (the Piven action), Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc. , Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic] (Reale Action), and Robert Wilkinson v. Steven R. Loranger et al. and ITT Corporation. The cases allege that ITT’s Board of Directors breached their fiduciary duties by failing to properly oversee ITT’s compliance programs at its Night Vision business. The Complaints seeks compensatory and punitive damages for ITT from its Directors, the removal of the Directors, and the election of new directors. Three cases were consolidated into one action, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CS) (the Levy complaint was dropped on consolidation). On motion by the Company, the Piven and Wilkinson actions were dismissed. The Defendants filed a Motion to Terminate the Reale Action based on the Special Litigation Committee’s report referenced above. In a September 8, 2009 order, the Court denied the Defendants’ motion. The Defendants then filed a Motion for Reconsideration or, in the alternative, requested that the matter be certified to the Indiana Supreme Court for its interpretation of the Indiana Business Code. On October 9, 2009, the Court denied the Motion for Reconsideration, but certified the matter to the Indiana Supreme Court, where it is pending. Management believes that the derivative suit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

18)	Guarantees, Indemnities and Warranties

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

In December of 2007, we entered into a sale leaseback type agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the counterparty in the amount of $42. We would have to make payments under the residual value guarantee only if the fair value of the aircraft was less than the residual value guarantee upon termination of the agreement. At March 31, 2010, the projected fair value of the aircraft at the end of the lease is estimated to be $4 less than the residual value guarantee. However, since this estimated loss does not exceed the $5 gain we realized from the sale of the aircraft which has been deferred as a loss contingency for the residual value guarantee, we have not recorded any additional accrual in our financial statements.

We have a number of individually immaterial guarantees outstanding at March 31, 2010, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe these payments will have any material adverse impact on the financial position, results of operations or cash flow on a consolidated basis in the foreseeable future.

Product Warranties

We provide warranty for numerous products, the terms of which vary widely. In general, we provide warranty on our products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. Changes in product warranty accrual for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009

Beginning balance January 1	$67	$57
Accruals for product warranties issued in the period	14	6
Changes in pre-existing warranties and estimates	3	(1)
Payments	(9)	(7)
Foreign currency translation	(1)	(1)

Ending balance March 31	$74	$54

19)	Business Segment Information

The Company’s business segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our three reporting segments are referred to as: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges which occur from time to time related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

	Three Months Ended March 31, 2010
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$801	$770	$385	$—	$(2)	$1,954
Service revenue	649	31	2	—	—	682

Total revenue	$1,450	$801	$387	$—	$(2)	$2,636

Operating income (loss)	$146	$91	$55	$(42)	$—	$250
Operating margin	10.1%	11.4%	14.2%	—	—	9.5%
Total assets	$4,294	$3,342	$1,342	$2,222	$—	$11,200

	Three Months Ended March 31, 2009
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$948	$715	$304	$—	$(1)	$1,966
Service revenue	560	29	2	—	—	591

Total revenue	$1,508	$744	$306	$—	$(1)	$2,557

Operating income (loss)	$164	$69	$28	$(39)	$—	$222
Operating margin	10.9%	9.3%	9.2%	—	—	8.7%
Total assets(a)	$4,292	$2,930	$1,323	$2,584	$—	$11,129

(a)	As of December 31, 2009

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In millions, except share and per share amounts, unless otherwise stated)

OVERVIEW

ITT is a global multi-industry high-technology engineering and manufacturing organization engaged directly and through its subsidiaries. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and the provision of related services. Our business consists of three principal business segments that are aligned with the markets they serve: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment) and Motion & Flow Control (Motion & Flow segment).

Our strategy is centered on both organic and acquisitive growth. Our ability to grow organically stems from our value-based product development process, new and existing technologies, distribution capabilities, customer relationships and strong market positions. Our acquisitive growth strategy focuses on identifying and acquiring businesses that align with global macro trends and provide adjacencies to our current core portfolio of businesses. In addition to our growth initiatives, we have a number of strategic initiatives within the framework of the ITT Management System aimed at enhancing our operational performance. Our strategic initiatives include global sourcing, footprint rationalization and realignment, Six Sigma and lean fulfillment.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance metrics including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations and our management of assets held from period to period. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States (GAAP) and should not be considered a substitute for revenue growth (decline), operating income, or cash flows from operating, investing and financing activities as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. We consider the following non-GAAP measures to be key performance indicators:

•	“organic revenue”, “organic orders”, and “organic operating income” defined as revenue, orders, and operating income, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures.

•	“adjusted income from continuing operations” and “adjusted earnings per diluted share” defined as reported GAAP income from continuing operations and reported GAAP diluted earnings per share, adjusted to exclude special items that may include, but are not limited to, unusual and infrequent non-operating items and non-operating tax settlements or adjustments related to prior periods. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance.

•	“free cash flow” defined as cash flow from operations less capital expenditures.

A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	Three Months Ended March 31
	2010	2009

Income from continuing operations	$146	$187
Tax-related special items(a)	10	(54)

Adjusted income from continuing operations	$156	$133

Income from continuing operations per diluted share	$0.79	$1.02
Adjusted earnings per diluted share	$0.84	$0.72

(a)	The tax-related special items for the quarter ended March 31, 2010 primarily relate to a reduction of deferred tax assets associated with the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). The tax-related special items for the three months ended March 31, 2009 primarily relate to the reversal of deferred tax liabilities of $58 as a result of the restructuring of certain international legal entities.

Executive Summary

ITT reported revenue of $2,636 during the first quarter of 2010, an increase of 3.1% from $2,557 reported during the first quarter of 2009. The growth primarily reflects year-over-year improvement within our Motion & Flow segment, partially offset by volumes declines within portions of our Defense segment as compared to strong prior year results for tactical radios and counter improvised explosive device units. Operating income of $250, an increase of 12.6% from the prior year, benefitted from revenue growth and significant savings from productivity initiatives. Income from continuing operations of $146, or $0.79 per diluted share, a decline of 21.9% from the prior year, was unfavorably impacted by a $67 increase in tax expense.

Additional financial highlights for the first quarter of 2010 include the following:

•	Adjusted income from continuing operations was $156, an increase of $23 or 17.3% from the comparable prior year adjusted amount. Adjusted earnings per diluted share of $0.84, increased 16.7% versus the prior year.

•	In January 2010, we announced a plan to realign our Defense segment consolidating seven divisions into three. During the quarter we incurred $12 of restructuring costs with planned headcount reductions of approximately 600 employees. The realignment is currently on plan and scheduled to be completed by the end of 2010. See further discussion of the realignment actions within the section titled “Restructuring and Asset Impairment Charges” on page 28.

•	On March 23, 2010, we acquired Nova Analytics Corporation (Nova) establishing a foundation of brands, technologies, distribution and aftermarket content in the $6 billion analytical instrumentation market.

Further details related to these results are contained in the following Results of Operations and Segment Review sections.

2010 Outlook

Our 2010 strategic objectives remain focused on the needs of our customers and the execution of three key elements; driving productivity and market growth, differentiating organic growth through product diversification and advancement in customer solutions, and aligning our portfolio with macro trends such as aging infrastructure, growing middle class, resource scarcity and global security. Consistent with these objectives, our actions are focused on generating solid free cash flow, leveraging recent investments, and driving operating margin expansion through the realization of planned incremental productivity benefits. These cost and productivity actions include discretionary cost controls and driving incremental supply chain savings through our integrated global strategic sourcing group.

Within our Defense segment we continue to make substantial investments in research and development activities driving performance and innovations responsive to our customers’ needs. We also look to provide significant capital investments to support a further diversification of our customer base into non-Department of Defense platforms such as next generation air traffic control and cyber security programs, as well as leverage the demand for U.S. capabilities internationally by expanding sales activities and investments globally. We currently project full year 2010 Defense segment revenue to grow by approximately three percent organically over the prior year.

Within our Fluid and Motion & Flow segments we are continuing to focus on our customers by aligning our activities, including service and maintenance offerings, with their needs. We plan to improve product life cycle costs by making our products more energy efficient and by reducing the total cost of ownership. We will continue to drive productivity initiatives by identifying areas for cost reduction and leveraging our business and functional strength to achieve competitive advantages. We have launched a Value-Based Commercial Excellence initiative focused on fully utilizing our commercial resources more efficiently and effectively. We will strengthen our current position around the growing global macro trends by broadening our product and service offerings through strategic acquisitions and investments in technology advancement and emerging markets. We currently project full year 2010 organic revenue to grow by approximately one percent within our Fluid segment and approximately seven percent within our Motion & Flow segment as compared to the prior year.

Known Trends and Uncertainties

The global economic environment remains in a relative state of uncertainty. Although significant recovery in financial trading markets has occurred during the past year, we consider the overall global economic recovery to be a long-term process. The potential for unforeseen adverse macroeconomic events remains a concern and the occurrence of such events could have a significant unfavorable effect on our business. The following list represents a summary of trends and uncertainties which could have a significant impact on our results of operations, financial position and/or cash flows from operating, investing and financing activities.

•	Programs supported by our Defense segment are generally in line with the fiscal year 2010 U.S. Department of Defense budget, however, the future impact to our business from U.S. Defense programs will be influenced by the Quadrennial Defense Review and the development of the 2011 Department of Defense budget. Changes in the portion of the U.S. Defense budget allocated to programs supported by our Defense segment could materially impact our business.

•	Primary areas of focus for our Defense segment include, amongst others, executing on existing orders, generating growth through new contract wins and increasing our presence in international markets. Uncertainty surrounding the final outcome of certain significant orders included in our 2010 outlook could significantly impact actual results.

•	The decline in real estate markets around the world, particularly within the United States and Europe, negatively impacted demand for portions of our Fluid segment operating within the residential and commercial markets during 2009. Recent residential market data suggest that conditions in the U.S. residential market are stabilizing, although, not yet returned to levels prior to the economic downturn. Uncertainty and volatility within these markets continues and could significantly affect the results of our Fluid segment.

•	Volatility within municipal markets continues as uncertainty in the global economy has resulted in order and project delays negatively impacting our quarterly results. With the passage of the American Recovery and Reinvestment Act in February 2009, strengthening within the U.S. market is expected during 2010. However continued volatility could significantly affect our Fluid segment results.

•	A portion of our Fluid segment provides products to end-markets such as oil and gas, power, chemical and mining. Project activity is expected to gradually improve during 2010 specifically within oil and gas and mining markets. Changes in economic conditions could impact our results in future periods.

•	Governmental automotive stimulus packages introduced during 2009 encouraged moderate recovery within global automotive markets during the latter half of 2009 and into 2010. However, with these programs reaching their conclusion, the stability of the market remains uncertain.

•	The connectors industry experienced significant declines in both orders and sales during 2009. However, a recent connectors’ industry report indicates that book-to-bill ratios have experienced two quarters of consecutive growth and forecasts annual growth during 2010. Due to the significant volatility, both positive and negative, recently experienced within this industry it is difficult predict how orders trends will be impacted during the remainder of 2010.

•	The commercial airline industry has been significantly impacted by declines in passenger and cargo traffic. According to the International Air Transport Association, losses are expected to continue throughout 2010. Uncertainty surrounding the pace of recovery and the potential for further deterioration continue to exist.

•	We expect to incur approximately $108 of net periodic postretirement cost during the remainder of 2010. Changes to our postretirement benefit plans, including material declines in the fair value of our postretirement benefit plan assets or adverse changes in other macro-economic factors could affect our results of operations, as well as require us to make significant funding contributions.

The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Item 1A of our 2009 Annual Report on Form 10-K and our disclosure under the caption “Forward-Looking Statements and Cautionary Statements” at the end of this section.

RESULTS OF OPERATIONS

	Three Months Ended March 31
			(Decrease) Increase
	2010	2009	%/Point Change

Revenue	$2,636	$2,557	3.1%
Gross profit	728	669	8.8%
Gross margin	27.6%	26.2%	140bp
Operating expenses	478	447	6.9%
Expense to revenue ratio	18.1%	17.5%	60bp
Operating income	250	222	12.6%
Operating margin	9.5%	8.7%	80bp
Interest and non-operating expenses, net	27	25	8.0%
Income tax expense	77	10	670%
Effective tax rate	34.5%	5.1%	2,940bp
Income from continuing operations	146	187	(21.9)%

Revenue

Revenue for the quarter ended March 31, 2010 was $2,636, representing a 3.1% increase as compared to the same prior year period. The following table illustrates the impact of organic growth, acquisitions and divestitures, and foreign currency translation fluctuations on revenue during the period.

	$ Change	% Change

2009 Revenue	$2,557
Organic growth	16	0.6%
Acquisitions/(divestitures), net	13	0.5%
Foreign currency translation	50	2.0%

Total change in revenue	79	3.1%

2010 Revenue	$2,636

Organic revenue growth was primarily driven by year-over-year increase within our Motion & Flow segment which benefited from strength in automotive, general industrial, beverage and emerging markets. This increase was partially offset by volume declines within our Defense segment as compared to strong prior year results primarily related to CREW 2.1 Counter-IED Jammers (CREW) and domestic Single Channel Ground and Airborne Radio (SINCGARS). The acquisition of Laing GmbH within our Fluid segment during the second quarter of 2009 also contributed to first quarter 2010 revenue growth.

During the first quarter of 2010, we received orders of $2,518, a decrease of $68 or 2.6% as compared to the prior year. This decline was primarily attributable to two large Defense orders received during the first quarter of 2009, a $317 CREW order and a $121 U.S. Night Vision order. Order growth within both our Fluid and Motion & Flow segments partially offset this decline.

Gross Profit

Driven by leverage from the revenue growth previously mentioned, as well as a shift in product mix and significant benefits from various cost saving initiatives, gross profit for the quarter ended March 31, 2010 increased $59, or 8.8% to $728, as compared to the prior year. The benefits from cost saving initiatives more than offset significantly higher material, labor and other overhead costs incurred during 2010 as compared to the prior year. Gross margin increased 140 basis points to 27.6%.

Operating Expenses

	Three Months Ended March 31
			(Decrease) Increase
	2010	2009	%/Point Change

Selling, general & administrative expenses	$383	$383	—
Research and development expenses	63	53	18.9%
Asbestos-related costs, net	15	—	—
Restructuring and asset impairment charges, net	17	11	54.5%

Total operating expenses	$478	$447	6.9%

Expense to revenue ratio	18.1%	17.5%	60bp

Operating expenses increased 6.9% to $478 for the quarter ended March 31, 2010. The increase was primarily attributable to increases in net asbestos-related costs, research and development expenses (R&D), postretirement expense and restructuring charges. The increase in net asbestos-related costs primarily reflects the recognition of incremental asbestos liability and related asbestos asset in the first quarter of 2010 to maintain our rolling 10-year projection of unasserted claims. A similar net charge was not reflected in the first quarter of 2009 as we did not begin recording a liability for projected unasserted claims until the third quarter of 2009. The increase in R&D is largely due to the advancement of technology within our Defense segment for next generation products and systems as well as the development of fluid handling products with increased energy efficiency and reduced life-cycle costs. The increase in restructuring expense is primarily related to the realignment of our Defense segment initiated during the first quarter of 2010.

The 60 basis point increase in the expense to revenue ratio is driven by R&D, asbestos-related costs and restructuring, which was partially mitigated by the decline in selling, general & administrative expenses (SG&A) as a percentage of revenue. The improvement in SG&A as a percentage of revenue was primarily due to the significant benefits received from various cost saving initiatives which more than offset additional postretirement expense and unfavorable foreign currency impacts.

Operating Income

Operating income was $250 for the first quarter of 2010, an increase of 12.6% from the prior year and resulted in an operating margin of 9.5%, an increase of 80 basis points. Revenue growth, coupled with significant productivity gains from strategic company-wide cost saving initiatives are the primary drivers of the increase in operating income and margin. The benefits from these initiatives more than offset significantly higher material, labor and other overhead costs incurred in 2010 as compared to the prior year. Increased postretirement and restructuring costs during the first quarter of 2010 partially offset the increase to operating income.

Interest and Non-Operating Expenses, Net

	Three Months Ended March 31
			(Decrease) Increase
	2010	2009	%/Point Change

Interest expense	$25	$26	(3.8)%
Interest income	3	4	(25.0)%
Miscellaneous expense, net	5	3	66.7%

Total interest and non-operating expenses, net	$27	$25	8.0%

Interest expense during the first quarter of 2010 decreased 3.8% to $25 from the same prior year period. The decrease was attributable to a reduction in our overall debt balance, partially offset by an increase in the amortization of debt discount and issuance costs.

Income Tax Expense

Income tax expense was $77 for the quarter ended March 31, 2010, resulting in an effective tax rate of 34.5%, compared to expense of $10 and an effective rate of 5.1% for the comparable prior year period. Impacting the 2010 effective rate was the ratification of the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). Effective January 1, 2013, the Healthcare Reform Act eliminates the tax deduction for benefits related to subsidies received for prescription drug benefits provided under retiree healthcare benefit plans that were determined to be actuarially equivalent to Medicare Part D. As a result of the change in tax status for the federal subsidies received, we recorded a discrete income tax charge of $12 during the first quarter of 2010. In addition, the 2009 effective rate was favorably impacted as a result of the restructuring of certain international legal entities, which reduced the income tax provision by $58. This reduction was based on our determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be indefinitely reinvested and the associated deferred tax liability would no longer be required.

SEGMENT REVIEW

	Revenue		Operating Income		Operating Margin
Three Months Ended March 31	2010	2009	2010	2009	2010	2009

Defense	$1,450	$1,508	$146	$164	10.1%	10.9%
Fluid	801	744	91	69	11.4%	9.3%
Motion & Flow	387	306	55	28	14.2%	9.2%
Corporate & Other / Eliminations	(2)	(1)	(42)	(39)	—	—

Total	$2,636	$2,557	$250	$222	9.5%	8.7%

Defense & Information Solutions

Our Defense segment is designed to serve future needs around safety, security, intelligence and communication through applied research, development, engineering, manufacture, and support of high-technology electronic and communication systems and components for worldwide defense and commercial markets. The Defense segment sells its products to a wide variety of governmental and non-governmental entities located throughout the world. The Defense segment comprises three divisions; Electronic Systems, Information Systems and Geospatial Systems. The following information summarizes the goods and services provided by each division.

•	Electronic Systems — Integrated electronic warfare systems, networked communication systems, force protection systems, radar systems, integrated structures, reconnaissance and surveillance systems, and undersea systems

•	Information Systems — Large system operation and maintenance expertise, networked information sharing systems, engineering and professional services, next-generation air traffic control systems, chemical, biological, radiological, nuclear and explosive detection technologies, and cyber security

•	Geospatial Systems — Tactical night vision systems, space-based satellite imaging, airborne situational awareness, weather and climate monitoring, positioning navigation and timing systems, and image exploitation software

Factors that could impact our Defense segment’s financial results include the level of defense funding by domestic and foreign governments, our ability to receive contract awards and advance technology, the ability to develop and market products and services for customers outside of traditional markets and our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include new or improved product offerings, new contract wins, successful program execution and increasing our presence in international markets.

	$ Change	% Change

2009 Revenue	$1,508
Organic decline	(58)	(3.8)%
Acquisitions/(divestitures), net	—	—
Foreign currency translation	—	—

Total change in revenue	(58)	(3.8)%

2010 Revenue	$1,450

The first quarter 2010 revenue decline of 3.8% was primarily driven by reductions in SINCGARS and CREW volume within the Electronics Systems division versus strong prior year results, partially offset by a 40% improvement in international revenue driven largely by sales of night vision goggles. Further details are as follows:

Electronic Systems Division — Volume declines in CREW and SINCGARS from strong prior year results drove the division’s decrease in revenue of 24.9%. The decline in revenue was partially offset by year-over-year growth in integrated electronic warfare systems, specifically Next Generation Jammer technology.

Information Systems Division — Revenue growth of 13.2% was driven by positive contributions from a number of recent contract awards to provide global maintenance and supply services (GMASS) such Fort Benning and Maxwell Air Force Base as well as the Logistics Civil Augmentation Program (LOGCAP) IV Task Order 5 contract. This division also benefited from favorable in-theater services and additional activity under the Automatic Dependent Surveillance-Broadcast (ADS-B) air-traffic control program with the Federal Aviation Administration (FAA).

Geospatial Systems Division — Revenue growth of 8.0% was primarily driven by strong international sales of night vision goggles.

Operating income for the first quarter of 2010 decreased $18 or 11.0% resulting in an operating margin of 10.1%, a decline of 80 basis points from the prior year. The year-over-year decline is primarily related to a reduction in sales volume and additional restructuring costs incurred in connection with the segment’s business realignment. We also incurred additional postretirement costs during 2010 primarily related to the recognition of prior year actuarial losses and the integration of approximately 3,000 former EDO employees into the U.S. Salaried Retirement Plan. These unfavorable impacts were partially offset by net cost reductions from productivity and sourcing initiatives.

We received orders of $1,256 during the first quarter of 2010, a decline of $248 or 16.5% as compared to $1,504 in the prior year. The decline in orders is primarily due to difficult comparisons caused by a $317 CREW order and a $121 Night Vision order, both received during the first quarter of 2009, partially offset by order growth of 32.9% within our Information Systems division due to significant ADS-B awards and new program activity. Other significant orders received the first quarter of 2010 include:

•	$129 in Integrated Defensive Electronic Countermeasures (IDECM) awards

•	$88 in International Night Vision awards

•	$50 Saudi Arabia National Guard SINCGARS order

Funded order backlog was $5.0 billion at March 31, 2010 compared to $5.2 billion at December 31, 2009. The level of order activity related to programs within the Defense segment can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

Our Fluid segment provides critical products and services in markets that are driven by population growth, increasing environmental regulation, and global infrastructure trends. Products include water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with residential, commercial, and industrial applications. Fluid Technology brings its product and services portfolio to market through three market-oriented business divisions: Water & Wastewater, Residential & Commercial Water, and Industrial Process. During the first quarter of 2010 we acquired Nova Analytics which is reported within our Water & Wastewater division. The following information summarizes the goods and services provided by each division to their respective end-markets.

•	Water & Wastewater — Submersible pumps, mixers, treatment equipment and analytical instruments for municipal water and wastewater plants, construction customers and industrial applications

•	Residential & Commercial Water — Pumps, valves, heat exchangers and accessories for residential, commercial light industrial and agricultural customers, building services, and firefighting and flood control applications

•	Industrial Process — Pumps, valves, monitoring and control systems, water treatment, and after-market services for the chemical, oil and gas, mining, pulp and paper, power, and biopharmaceutical markets

Factors that could impact our Fluid segment’s financial results include broad economic conditions in markets served, the ability of municipalities to fund projects, raw material prices and continued demand for replacement parts and service. Primary areas of business focus include new product development, geographic expansion into new markets, global sourcing of direct material purchases and executing on our value-based commercial excellence initiative.

	$ Change	% Change

2009 Revenue	$744
Organic decline	(1)	(0.1)%
Acquisitions/(divestitures), net	16	2.2%
Foreign currency translation	42	5.6%

Total change in revenue	57	7.7%

2010 Revenue	$801

The Fluid segment’s organic revenue results for the first quarter of 2010 were mixed with positive results from our Residential & Commercial Water division and unfavorable results within our Industrial Process and Water & Wastewater division, resulting in year-over-year flat organic revenue. The 2010 quarterly performance also benefited from additional revenue associated with the second quarter 2009 acquisition of Laing GmbH. Further details are as follows:

Water & Wastewater Division — Organic revenue decreased $2 or 0.6% during the first quarter of 2010. Treatment projects were negatively impacted by soft European municipal market conditions, partially offset by favorable performance related to our transport and dewatering systems.

Residential & Commercial Water Division — Organic revenue increased $11 or 4.6% during the first quarter of 2010 reflecting a restocking of inventory within the commercial market and growth within the residential market resulting from stabilizing economic conditions.

Industrial Process Division — Organic revenue decreased by $17 or 9.2% during the first quarter of 2010. This decline primarily reflects the decrease in large project business, as compared to the prior year. As these large industrial projects generally have long lead times, the initial impact from the economic downturn did not have a significant effect on our first quarter 2009 results.

Operating income for 2010 increased $22 or 31.9% from the prior year, with operating margin growth of 210 basis points to 11.4%. The year-over-year growth was primarily attributable to significant benefits from various productivity and restructuring initiatives executed over the past two years which offset increased material, labor and other overhead costs.

During the first quarter of 2010, the Fluid segment received orders of $890, an increase of $88 or 11.0%, including favorable foreign currency fluctuations of $47 or 5.9% and contributions from acquisitions of $17 or 2.1%, from the prior year. These results are primarily attributable to a general improvement in global economic conditions. The Residential & Commercial Water division experienced organic order growth of 14.6% reflecting a restocking of inventory within the commercial market and stabilizing conditions within the residential market. The Industrial Process division experienced organic order growth of 9.3% due to large project wins within the mining and oil & gas markets and weak 2009 economic conditions. This organic order growth was partially offset by a 5.7% decline within our Water & Wastewater division due to soft European municipal market conditions and a large prior year project win. Order backlog was $918 at March 31, 2010 compared to $824 at December 31, 2009.

Motion & Flow Control

Our Motion & Flow segment provides highly engineered, durable components that serve the high end of our markets. This group of businesses provides products and services for the areas of defense, aerospace, industrial, transportation, computer, telecommunications, marine and beverage. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing. The following information summarizes the goods and services provided by each division to their respective end-markets.

•	Motion Technologies — Shock absorbers, brake pads and friction materials for the automotive and rail markets

•	Interconnect Solutions — Connectors and interconnects for the military, aerospace, industrial, medical and transportation markets

•	Flow Control — Pump systems, valve actuation controls and accessories for leisure marine craft, beverage systems and oil and gas pipelines

•	Control Technologies — Motion controls, servomotors, electromechanical actuators and fuel systems for aerospace, industrial and medical customers, suspension systems and pneumatic automation components for the aerospace, industrial, oil and gas, and defense markets

The Motion & Flow segment’s financial results are driven by economic conditions in their major markets, the cyclical nature of the transportation industry, production levels of major auto producers and a platform’s life, demand for marine and leisure products, raw material prices, the success of new product development and changes in technology. Primary areas of business focus include expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and executing on our value-based commercial excellence initiative.

	$ Change	% Change

2009 Revenue	$306
Organic growth	76	24.8%
Acquisitions/(divestitures), net	(3)	(1.0)%
Foreign currency translation	8	2.7%

Total change in revenue	81	26.5%

2010 Revenue	$387

Revenue growth of $81 or 26.5% for the first quarter of 2010, as compared to the prior year, was primarily the result of recent gains in market share within beverage and rail markets and improving market conditions within the automotive, connectors, and general industrial industries. Further details are as follows:

Motion Technologies Division — Organic revenue increased $51 or 45.1% primarily reflecting market share growth due to global automotive and rail platform wins as well as increased automotive production and restocking of original equipment driven by European stimulus programs in place during the latter half of 2009.

Interconnect Solutions Division — Organic revenue increased $9 or 10.3% driven by high levels of book and ship business in a variety of markets including industrial, medical, oil & gas, and communications markets.

Control Technologies Division — Organic revenue increased $3 or 4.7% driven by improving industrial market conditions.

Flow Control Division — Organic revenue increased $12 or 27.9%, primarily attributable to market share growth from new product launches in the beverage market and a general restocking of distributor inventory within the marine market.

Operating income increased $27 or 96.4% over the prior year, with operating margin growth of 500 basis points to 14.2%. These increases were primarily attributable to increased sales volume and benefits from product mix, as well as significant benefits from various productivity and restructuring initiatives executed over the past two years which offset increased material, labor and other overhead costs.

During the first quarter of 2010, the Motion & Flow segment received orders of $374, an increase of $93 or 33.1% from the prior year. These results are primarily attributable to growth at our Motion Technologies division of 77.4% due to market share gains within the automotive and rail markets from significant platform wins on Volkswagen, Fiat and GE. Our Interconnect Solutions division generated order growth of 23.2% due to strength in various end-markets including industrial, medical, oil and gas, and smartphone. Our Flow Control division generated order growth of 25.0% resulting from new product launches as well as growth in emerging markets. Order backlog was $353 at March 31, 2010 compared to $376 at December 31, 2009.

Corporate and Other

Corporate expenses of $42 for the quarter ended March 31, 2010 increased $3 compared to the same prior year period, primarily due to additional asbestos-related charges partially offset by a reduction in corporate overhead.

Restructuring and Asset Impairment Charges

Restructuring expenses of $12 were recognized during the first quarter of 2010 related to our Defense segment realignment actions. The realignment, which is scheduled to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. Additionally, we anticipate the closure of three facilities by the end of the third quarter of 2010. We expect to incur additional restructuring costs of $20 related to the realignment, with the majority of expense expected within the third quarter of 2010. In addition to this action we incurred restructuring costs of $1 during the first quarter of 2010 related to an action initiated in the quarter within our Fluid segment to consolidate and realign the sales function. We expect to incur additional restructuring costs of $4 during the remainder of 2010 related to the Fluid segment’s sales function realignment. We also incurred restructuring costs of $4 during the first quarter of 2010 related to actions announced in the prior year.

We estimate projected future net savings of $30 will be realized during the remainder of 2010 and $53 annually thereafter, related to total restructuring charges incurred during the first quarter of 2010. We expect the projected 2010 savings associated with the Defense segment realignment to approximate the current estimate of 2010 restructuring charges under this action.

We made restructuring payments of $16 during the first quarter of 2010, of which $1 related to actions announced during 2010 and $15 related to prior actions. We expect to make payments of approximately $21 during the remaining nine months of 2010 related to the Defense realignment action. We expect to fund these payments through cash from operations.

See Note 4, “Restructuring and Asset Impairment Charges,” in the Notes to the Consolidated Condensed Financial Statements for additional information.

CASH FLOW SUMMARY

	Three Months Ended
	March 31
	2010	2009

Operating Activities	$77	$213
Investing Activities	(441)	(37)
Financing Activities	76	(200)
Foreign Exchange	(48)	(30)

Net change in cash and cash equivalents	$(336)	$(54)

Operating Activities

Cash provided by operating activities in the first quarter of 2010 declined $136 from the prior year, primarily driven by fluctuations in accounts receivable negatively impacting the year-over-year comparisons by $144. This decrease was mainly driven by the timing of collections within the Defense segment, along with lower year-to-year cash received due to a decrease in sales in the respective preceding fourth quarters for the Fluid and Motion & Flow segments. Within the other components of working capital, year-to-year changes within inventories and accounts payable, largely offsetting each other, were both primarily due to the Defense segment. Cash provided from inventory in the Defense segment improved due to a higher level of progress payments, while the change in accounts payable resulted from lower revenues and reduced customer advanced payments. Cash taxes paid increased $51 as compared to the prior year, reflecting increase payments in 2010 related to higher income in the fourth quarter of 2009. Negative year-to-year impacts were partially offset by an increase in cash generated from income. Although income from continuing operations decreased $41 from the prior year, this decline included the impact of a $58 non-cash tax benefit recorded in the first quarter of 2009 and a $12 non-cash tax charge recorded in the first quarter of 2010.

Investing Activities

Capital expenditures during the first quarter of 2010 were $52, an increase of $4 over the prior year. The increase is driven by a $19 additional use of cash within our Defense segment primarily in support of our ADS-B contract with the FAA. This was partially offset by a reduction in IT infrastructure investments of $7 from the prior year levels, as well as a $5 reduction in spending within our Motion & Flow segment related to manufacturing capacity in Eastern Europe.

During the first quarter of 2010, we spent $391 primarily related to our acquisition of Nova within our Fluid segment.

Financing Activities

During the first quarter of 2010 we issued $151 of net short-term debt used, in part, to fund the Nova acquisition. This compares to the $166 net repayments of short-term debt in the first three months of 2009.

In the first quarter of 2010 we made $85 of dividend payments to shareholders, a $53 increase from the prior year. This increase reflects two quarterly dividend payments made in the first quarter of 2010 relating to the fourth quarter of 2009 and the first quarter of 2010, whereas the prior year only reflects the dividend payment for the fourth quarter of 2008. Excluding the additional payment in 2010, the dividends paid grew 22% from the prior year.

Foreign Exchange

The currency exchange rate effect on cash and cash equivalents was a reduction in cash of $48 and $30 for the first quarter of 2010 and 2009, respectively, primarily due to a weaker Euro.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows. We have the ability to meet our additional short-term funding requirements through the issuance of commercial paper. Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. Significant factors that affect our overall management of liquidity include our credit ratings, the adequacy of commercial paper and supporting bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result may alter the mix of our short- and long-term financing, when advantageous to do so. Our credit ratings as of March 31, 2010 are as follows:

	Short-Term	Long-Term
Rating Agency	Debt	Debt

Standard & Poor’s	A-2	BBB+
Moody’s Investors Service	P-2	Baa1
Fitch Ratings	F2	A–

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have and will continue to transfer cash from the international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so.

We expect that available cash, our committed credit facility and access to the public debt markets will provide adequate short-term and long-term liquidity. We believe that cash flows from operations and our access to the commercial paper market are sufficient to meet our short-term funding requirements. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including available cash and our existing committed credit facility, would be sufficient to meet our short-term funding requirements. During the first quarter of 2010, management reached a decision to call approximately $69 of face value debentures due in 2011. The call will be performed during the second quarter of 2010 and is expected to provide favorable contributions to interest expense from the date of repurchase through the second quarter of 2011.

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

Current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases. During the first quarter of 2010, we acquired Nova Analytics which was funded through a mix of cash and commercial paper.

	March 31,	December 31,
	2010	2009

Cash and cash equivalents	$880	$1,216

Short-term debt and current maturities of long-term debt	289	75
Long-term debt	1,365	1,431

Total debt	1,654	1,506

Total shareholders’ equity	3,919	3,878

Total capitalization (debt plus equity)	$5,573	$5,384

Debt to total capitalization	29.7%	28.0%
Net debt (debt less cash and cash equivalents)	774	290
Net capitalization (debt plus equity less cash and cash equivalents)	4,693	4,168
Net debt to net capitalization	16.5%	7.0%

Credit Facilities and Commercial Paper Program

In November 2005, ITT entered into a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised its option to increase the principal amount under the revolving credit agreement to $1.75 billion. As of March 31, 2010, we were in compliance with the financial covenants specified under this agreement.

The revolving credit agreement is intended to provide additional liquidity as a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. As of March 31, 2010 and December 31, 2009, the commercial paper balance was $190 and $55, respectively.

CRITICAL ACCOUNTING ESTIMATES

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting estimates during the first quarter of 2010.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include:

•	Economic, political and social conditions in the countries in which we conduct our businesses;
•	Changes in U.S. or International government defense budgets;
•	Decline in consumer spending;
•	Sales and revenues mix and pricing levels;
•	Availability of adequate labor, commodities, supplies and raw materials;
•	Interest and foreign currency exchange rate fluctuations and changes in local government regulations;
•	Competition, industry capacity and production rates;
•	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;
•	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;
•	Changes in the value of goodwill or intangible assets.
•	Acquisitions or divestitures;
•	Personal injury claims;
•	Uncertainties with respect to our estimation of asbestos liability exposure and related insurance recoveries;
•	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;
•	Government regulations and compliance therewith;
•	Changes in technology;
•	Intellectual property matters;

•	Governmental investigations;
•	Potential future employee benefit plan contributions and other employment and pension matters;
•	Contingencies related to actual or alleged environmental contamination, claims and concerns;
•	Changes in generally accepted accounting principles; and
•	Other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2009 Annual Report on Form 10-K.

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

See Note 17 “Commitments and Contingencies,” in the Notes to Consolidated Condensed Financial Statements for further information.

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2009 Annual Report on Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs(2)	Plans or Programs
				(In millions)

1/1/10 — 1/31/10	—	$—	—	$569.2
2/1/10 — 2/28/10	—	$—	—	$569.2
3/1/10 — 3/31/10	—	$—	—	$569.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a $1 billion share repurchase program. On December 16, 2008, we announced that the ITT Board of Directors had approved the elimination of the original three-year term with respect to the repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, repay debt, complete strategic acquisitions, and repurchase common stock. As of March 31, 2010, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

May 3, 2010

EXHIBIT INDEX

Exhibit
Number		Description	Location

(10.01)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A Employees)	Attached.
(10.02)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non-Employee Directors)	Attached.
(10.03)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non-Band A Employees)	Attached.
(10.04)	*	ITT Corporation Form of Restricted Stock Award Agreement	Attached.
(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(101)		The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text	Submitted electronically with this report.

*	Management compensatory plan