Form 10-Q
period 2010-06-30
ITT Corp
filed 2010-08-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of July 20, 2010, there were outstanding 183.4 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009

Product revenue	$2,128	$2,129	$4,082	$4,095
Service revenue	611	590	1,235	1,130

Total revenue	2,739	2,719	5,317	5,225

Cost of product revenue	1,421	1,438	2,728	2,809
Cost of service revenue	537	512	1,090	987

Total cost of revenue	1,958	1,950	3,818	3,796

Gross profit	781	769	1,499	1,429

Selling, general and administrative expenses	375	389	753	767
Research and development expenses	60	57	123	110
Asbestos-related costs, net	12	—	27	—
Restructuring and asset impairment charges, net	10	20	27	31

Operating income	324	303	569	521

Interest expense	23	23	48	49
Interest income	8	4	11	8
Miscellaneous expense, net	4	3	8	6

Income from continuing operations before income tax expense	305	281	524	474
Income tax expense	79	81	154	90

Income from continuing operations	226	200	370	384
Income from discontinued operations, including tax (benefit) expense of $(7), $1, $(5) and $1, respectively	12	1	14	1

Net income	$238	$201	$384	$385

Earnings Per Share
Basic:
Continuing operations	$1.23	$1.09	$2.01	$2.10
Discontinued operations	0.06	0.01	0.08	0.01

Net income	$1.29	$1.10	$2.09	$2.11

Diluted:
Continuing operations	$1.22	$1.09	$2.00	$2.09
Discontinued operations	0.06	0.01	0.07	0.01

Net income	$1.28	$1.10	$2.07	$2.10

Weighted average common shares — basic	184.0	182.5	183.6	182.3
Weighted average common shares — diluted	185.5	183.6	185.2	183.4
Cash dividends declared per common share	$0.25	$0.2125	$0.50	$0.425

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$844	$1,216
Receivables, net	1,829	1,754
Inventories, net	813	802
Deferred income taxes	233	232
Other current assets	237	206
Assets held for sale	137	141

Total current assets	4,093	4,351

Plant, property and equipment, net	1,037	1,050
Deferred income taxes	504	583
Goodwill	3,953	3,788
Other intangible assets, net	616	501
Asbestos-related assets	579	604
Other non-current assets	233	252

Total non-current assets	6,922	6,778

Total assets	$11,015	$11,129

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,208	$1,273
Accrued expenses	985	1,020
Accrued taxes	13	103
Short-term debt and current maturities of long-term debt	106	75
Postretirement benefits	73	73
Deferred income taxes	42	36
Liabilities held for sale	47	44

Total current liabilities	2,474	2,624

Postretirement benefits	1,754	1,788
Long-term debt	1,363	1,431
Asbestos-related liabilities	864	867
Other non-current liabilities	538	541

Total non-current liabilities	4,519	4,627

Total liabilities	6,993	7,251

Shareholders’ Equity
Common stock:
Authorized — 500 shares, $1 par value per share (206.9 shares issued), Outstanding — 183.7 shares and 182.9 shares, respectively(a)	182	181
Retained earnings	5,058	4,737
Accumulated other comprehensive (loss) income:
Postretirement benefits	(1,357)	(1,388)
Cumulative translation adjustments	125	336
Unrealized gain on investment securities	14	12

Total accumulated other comprehensive loss	(1,218)	(1,040)

Total shareholders’ equity	4,022	3,878

Total liabilities and shareholders’ equity	$11,015	$11,129

(a)	Shares outstanding include unvested restricted common stock of 1.3 at June 30, 2010 and December 31, 2009.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30
	2010	2009

Operating Activities
Net income	$384	$385
Less: Income from discontinued operations	14	1

Income from continuing operations	370	384
Adjustments to income from continuing operations:
Depreciation and amortization	140	140
Stock-based compensation	16	16
Asbestos-related costs, net	27	—
Restructuring and asset impairment charges, net	27	31
Payments for restructuring	(32)	(46)
Contributions to pension plans	(6)	(11)
Change in receivables	(121)	78
Change in inventories	2	(49)
Change in accounts payable	—	60
Change in accrued expenses	(19)	(13)
Change in accrued and deferred taxes	(41)	(13)
Change in other assets	2	(24)
Change in other liabilities	(16)	(9)
Other, net	7	2

Net Cash — Operating Activities	356	546

Investing Activities
Capital expenditures	(106)	(87)
Acquisitions, net of cash acquired	(401)	(35)
Proceeds from sale of assets and businesses	2	14
Other, net	1	4

Net Cash — Investing Activities	(504)	(104)

Financing Activities
Short-term debt, net	34	(1,323)
Long-term debt repaid	(70)	(4)
Long-term debt issued	—	992
Proceeds from issuance of common stock	9	2
Dividends paid	(130)	(70)
Tax impact from stock-based compensation	3	(1)
Other, net	6	2

Net Cash — Financing Activities	(148)	(402)

Exchange rate effects on cash and cash equivalents	(85)	15
Net cash from discontinued operations	9	(1)

Net change in cash and cash equivalents	(372)	54
Cash and cash equivalents — beginning of period	1,216	965

Cash and cash equivalents — end of period	$844	$1,019

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$42	$42
Income taxes	$190	$103

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

ITT’s 2010 and 2009 quarterly financial periods end on the Saturday closest to the last day of the quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

2)	New Accounting Pronouncements

Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, which amended the accounting for revenue arrangements that contain multiple elements. The objective of this amendment is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We currently plan on adopting the provisions of this ASU on January 1, 2011 and are in the process of evaluating the impact that adoption will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 which amended the accounting requirements for software revenue recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of the software revenue recognition literature. The amendments align the accounting for these revenue transaction types with the amendments described under ASU 2009-13 above. The guidance provided within ASU 2009-14 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We currently plan on adopting the provisions of this ASU on January 1, 2011 and are in the process of evaluating the impact that adoption will have on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We currently plan on adopting the provisions of this ASU on January 1, 2011 and are in the process of evaluating the impact that adoption will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB amended the accounting and disclosure requirements related to the consolidation of variable interest entities (VIE(s)). The amendments include replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in VIE(s) with an approach focused on identifying which enterprise has the power to direct the activities of VIE(s) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. In addition, the amendments require an ongoing assessment of whether an enterprise is the primary beneficiary of the VIE(s) and requires additional disclosures about an enterprise’s involvement in VIE(s). The adoption of these amendments on January 1, 2010 did not have a material impact on our consolidated financial statements.

3)	Acquisitions

Nova Analytics

On March 23, 2010, we acquired 100% of Nova Analytics Corporation (Nova) for a preliminary purchase price of $385, net of cash acquired. The preliminary purchase price for Nova is subject to change during the measurement period (up to one year from the acquisition date) as certain working capital adjustments are finalized. Nova, which had pro forma 2009 revenue of approximately $135, is a manufacturer of premium quality laboratory, field, portable and on-line analytical instruments used in water and wastewater, environmental, medical, and food and beverage applications. Nova provides us with brands, technologies, distribution and aftermarket content in the $6 billion analytical instrumentation market. The addition of Nova broadens the solutions our Fluid Technology business segment (Fluid segment) offers customers in key markets such as municipal water and wastewater, industrial processing, and food and beverage. Our financial statements include Nova’s results of operations and cash flows prospectively from March 23, 2010; however, these results were not material for the three or six months ended June 30, 2010.

The preliminary purchase price for Nova was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of March 23, 2010. The excess of the preliminary purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. There were no changes to the preliminary purchase price or allocation during the second quarter of 2010. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain environmental matters, income taxes, working capital balances and residual goodwill. We expect to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Of the $385 preliminary purchase price, the aggregate fair value of distributor and customer relationships was $112, trademarks was $42 and proprietary technology was $10. Other assets acquired and liabilities assumed as part of the acquisition were $62 primarily related to working capital balances and $73 primarily related to deferred tax liabilities, respectively. The excess of the preliminary purchase price over the fair value of net assets acquired was $231 (which is not expected to be deductible for income tax purposes). The goodwill arising from the acquisition consists largely of the planned expansion of the Nova footprint to new geographic markets, synergies and economies of scale. All of the goodwill has been assigned to the Fluid segment.

Godwin Pumps

On June 21, 2010 we executed an agreement to acquire 100% of the privately held Godwin Pumps of America, Inc. (Godwin) for $585. Godwin is a supplier and servicer of automatic self-priming and on-demand pumping solutions serving the global industrial, construction, mining, municipal, oil and gas dewatering markets. Godwin reported 2009 revenue of approximately $200 in the growing $3 billion highly fragmented dewatering market. The company operates a rental fleet of over 6,000 pumps at 26 equipment rental facilities in the U.S. and a network of approximately 50 distributors worldwide. The addition of Godwin’s specialized products and skills to our Fluid segment’s broad submersible pump portfolio and global sales and distribution network, will provide significant geographic expansion opportunities. The transaction is expected to close within the third quarter of 2010, pending customary regulatory approvals.

Other

Additionally, during the first six months of 2010 we spent $16 net of cash acquired, on two acquisitions within the Fluid segment that were not material to our results of operations or financial position. During the first six months of 2009, we spent $35 net of cash acquired, primarily on the acquisition of Laing GmbH which is reported within our Fluid segment.

4)	Discontinued Operations

During the second quarter of 2010 our Board of Directors provided approval to pursue the sale of CAS, Inc., a component of our Defense & Information Solutions business segment (Defense segment) engaging in systems engineering and technical assistance (SETA) for the U.S. Government. The divestiture is expected to be completed during the second half of 2010. Subsequent to a disposal transaction, we do not expect to have any significant continuing involvement in the operations of the component. Accordingly, commencing with the second quarter of 2010, this component of our Defense segment has been classified as held for sale and is reported as a discontinued operation.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Revenue (third party)	$57	$60	$114	$112
Operating income	$5	$4	$9	$8

Assets and liabilities reported as held for sale were as follows:

	June 30,	December 31,
	2010	2009

Receivables, net	$42	$43
Plant, property and equipment, net	1	1
Goodwill	76	76
Other intangible assets	16	18
Deferred income taxes	2	2
Other assets	—	1

Total assets held for sale	$137	$141

Accounts payable	$15	$19
Accrued expenses	21	17
Deferred income taxes	11	8

Total liabilities held for sale	$47	$44

5)	Restructuring and Asset Impairment Charges

Second Quarter 2010 Restructuring Activities

During the second quarter of 2010, we recorded a net restructuring charge of $10, reflecting costs of $2 related to new actions and $10 related to prior actions, as well as the reversal of $2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the second quarter of 2010 are for employee severance and relate to a European logistics initiative within our Fluid segment. The charges recognized during the quarter related to prior actions primarily reflect the ongoing realignment efforts within our Defense segment. Planned position eliminations for actions announced during the quarter totaled 58, including 52 factory workers and 6 office workers.

	Second Quarter 2010 Actions
	Costs of	Planned	Prior Actions
	Second Quarter	Position	Additional	Reversal of
Components of Charge	Actions	Eliminations	Costs	Accruals

Defense	$—	—	$7	$—
Fluid	2	58	2	(1)
Motion & Flow	—	—	1	(1)

	$2	58	$10	$(2)

First Six Months 2010 Restructuring Activities

During the first six months of 2010, we recorded a net restructuring charge of $27, reflecting costs of $23 related to new actions and $6 related to prior actions, as well as the reversal of $2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first six months of 2010 are for employee severance and are primarily associated with the strategic realignment of our Defense segment which was introduced during the first quarter of 2010. The realignment, which is expected to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. As part of the strategic realignment of the Defense segment, the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. We anticipate the closure of two facilities during the third quarter of 2010, and one additional closure during the fourth quarter of 2010. In addition to the Defense segment realignment, we incurred restructuring within our Fluid segment primarily associated with initiatives focused on our European sales and logistics functions.

Planned position eliminations for actions announced during the period totaled 721, including 214 factory workers, 484 office workers and 23 management employees. In addition to these planned position eliminations, we announced an additional 43 positions within our Fluid segment during 2010 that related to actions initiated in the fourth quarter of 2009.

	2010 Actions
	Costs of	Planned	Prior Actions
	First Half	Position	Additional	Reversal of
Components of Charge	Actions	Eliminations	Costs	Accruals

Defense	$19	643	$—	$—
Fluid	4	78	5	(1)
Motion & Flow	—	—	1	(1)

	$23	721	$6	$(2)

Second Quarter 2009 Restructuring Activities

During the second quarter of 2009, we recorded a net restructuring charge of $20, reflecting costs of $13 related to new actions and $7 related to prior actions. The charges associated with actions announced during the second quarter of 2009 primarily represent severance costs associated with headcount reductions within the Fluid and Motion & Flow Control business segments (Motion & Flow segment). Planned position eliminations relating to second quarter 2009 actions totaled 375, including 211 factory workers, 160 office workers and four management employees. The costs recognized during the second quarter 2009 for previous actions reflect additional severance and lease cancellation costs.

	Second Quarter 2009 Actions
		Other			Prior
		Employee		Planned	Actions
		Related		Position	Additional
Components of Charge	Severance	Costs	Total	Eliminations	Costs

Defense	$1	$—	$1	39	$2
Fluid	7	—	7	138	4
Motion & Flow	4	1	5	191	1
Corporate and Other(a)	—	—	—	7	—

	$12	$1	$13	375	$7

(a)	Restructuring costs incurred relating to Corporate and Other related to second quarter 2009 actions round to less than $1.

First Six Months 2009 Restructuring Activities

During the first six months of 2009, we recorded a net restructuring charge of $31, reflecting costs of $23 related to new actions and $9 related to prior years’ plans, as well as the reversal of $1 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first six months of 2009 primarily represent severance costs associated with reductions in headcount within the Fluid and Motion & Flow segments. Planned position eliminations relating to this period totaled 526, including 222 factory workers, 287 office workers and 17 management employees. The costs recognized during the first half of 2009 related to prior years’ plans primarily reflect additional severance and lease cancellation costs.

	2009 Actions
		Other					Prior
		Employee	Lease			Planned	Years’ Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
Components of Charge	Severance	Costs	Other Costs	Write-offs	Total	Eliminations	Costs	Accruals

Defense	$1	$—	$—	$—	$1	39	$3	$—
Fluid	14	—	1	—	15	253	4	(1)
Motion & Flow	5	1	—	1	7	223	2	—
Corporate and Other(b)	—	—	—	—	—	11	—	—

	$20	$1	$1	$1	$23	526	$9	$(1)

(b)	Restructuring costs incurred relating to Corporate and Other round to less than $1.

Restructuring Accrual and Planned Headcount Reductions

The restructuring accrual as of June 30, 2010 was $45, presented on our Consolidated Condensed Balance Sheets within accrued expenses, includes $27 for accrued severance and $18 for accrued facility carrying and other costs. The following table displays a rollforward of the restructuring accruals by business segment for the six months ended June 30, 2010.

			Motion
	Defense	Fluid	& Flow	Total

Balance December 31, 2009	$4	$18	$31	$53
Additional charges for prior years’ plans	—	5	1	6
Cash payments related to prior years’ plans	(1)	(15)	(9)	(25)
Charges for 2010 actions	19	4	—	23
Cash payments related to 2010 actions	(6)	(1)	—	(7)
Reversals of prior charges	—	(1)	(1)	(2)
Foreign exchange translation and other	—	(1)	(2)	(3)

Balance June 30, 2010	$16	$9	$20	$45

The following table displays a rollforward of employee positions eliminated associated with restructuring activities through June 30, 2010. We expect the remaining planned headcount reductions as of June 30, 2010 will be substantially completed by the end of 2010.

Planned reductions as of December 31, 2009	407
Additional planned reductions, January 1 — June 30, 2010	764
Actual reductions, January 1 — June 30, 2010	(829)

Planned reductions as of June 30, 2010	342

6)	Income Taxes

Effective Tax Rate

Income tax expense was $79 for the quarter ended June 30, 2010, resulting in an effective tax rate of 25.9%, compared to expense of $81 and an effective rate of 28.8% for the comparable prior year period. Impacting the quarter-to-date 2010 effective rate was primarily the reversal of $15 of previously unrecognized tax benefits due to the completion of a tax audit.

Income tax expense was $154 for the six months ended June 30, 2010, resulting in an effective tax rate of 29.4%, compared to expense of $90 and an effective rate of 19.0% for the comparable prior year period. In addition to the reversal of previously unrecognized tax benefits mentioned above, the year-to-date 2010 effective rate was impacted by the ratification of the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). Effective January 1, 2013, the Healthcare Reform Act eliminates the tax deduction for benefits related to subsidies received for prescription drug benefits provided under retiree healthcare benefit plans that were determined to be actuarially equivalent to Medicare Part D. As a result of the change in tax status for the federal subsidies received, we recorded a discrete income tax charge of $12 during the first quarter of 2010. In addition, the 2009 effective rate was favorably impacted as a result of the restructuring of certain international legal entities, which reduced the income tax provision by $58. This reduction was based on our determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be indefinitely reinvested and the associated deferred tax liability would no longer be required.

Uncertain Tax Positions

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2010 and December 31, 2009, we had $153 and $171, respectively, of total unrecognized tax benefits recorded. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $64 and $73, as of June 30, 2010 and December 31, 2009, respectively. We do not believe that the total amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Condensed Income Statement. We have accrued $22 and $23 for payment of interest and penalties as of June 30, 2010 and December 31, 2009, respectively.

7)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Income from continuing operations	$226	$200	$370	$384

Weighted average common shares outstanding	182.3	181.0	182.0	180.8
Add: Weighted average restricted stock awards outstanding(a)	1.7	1.5	1.6	1.5

Basic weighted average common shares outstanding	184.0	182.5	183.6	182.3
Add: Dilutive impact of stock options	1.5	1.1	1.6	1.1

Diluted weighted average common shares outstanding	185.5	183.6	185.2	183.4

Basic earnings per share	$1.23	$1.09	$2.01	$2.10

Diluted earnings per share	$1.22	$1.09	$2.00	$2.09

Anti-dilutive stock options	2.2	4.6	2.0	4.4
Weighted average exercise price of anti-dilutive stock options	$54.40	$47.25	$54.50	$47.90

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

8)	Comprehensive Income

	Three Months Ended June 30
	2010			2009
	Pretax
	(Expense)	Tax	Net-of-Tax	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount	Income	Expense	Amount

Net income			$238			$201
Other comprehensive (loss) income:
Net foreign currency translation adjustments	$(120)	$—	(120)	$120	$—	120
Changes in postretirement benefit plans	24	8	16	15	5	10
Unrealized loss on investment securities	(1)	—	(1)	—	—	—

Other comprehensive (loss) income	$(97)	$8	(105)	$135	$5	130

Comprehensive income			$133			$331

	Six Months Ended June 30
	2010			2009
	Pretax
	(Expense)	Tax	Net-of-Tax	Pretax	Tax	Net-of-Tax
	Income	Expense	Amount	Income	Expense	Amount

Net income			$384			$385
Other comprehensive (loss) income:
Net foreign currency translation adjustments	$(211)	$—	(211)	$49	$—	49
Changes in postretirement benefit plans	49	18	31	31	11	20
Unrealized gain on investment securities	3	1	2	—	—	—

Other comprehensive (loss) income	$(159)	$19	(178)	$80	$11	69

Comprehensive income			$206			$454

9)	Receivables, Net

	June 30,	December 31,
	2010	2009

Trade	$1,486	$1,379
Unbilled contract receivables	331	373
Other	57	56

Receivables, gross	1,874	1,808
Less: allowance for doubtful accounts and cash discounts	(45)	(54)

Receivables, net	$1,829	$1,754

Unbilled contract receivables represent revenue recognized on long-term contracts that arise based on performance attainment which, though appropriately recognized, cannot be billed as of the balance sheet date. We expect to bill and collect substantially all of the June 30, 2010 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Our outstanding trade accounts receivable balance from the U.S. Government was $450 and $327 as of June 30, 2010 and December 31, 2009, respectively.

10)	Inventories, Net

	June 30,	December 31,
	2010	2009

Finished goods	$187	$176
Work in process	91	57
Raw materials	305	253

	583	486

Inventoried costs related to long-term contracts	303	391
Less: progress payments	(73)	(75)

Inventoried costs related to long-term contracts, net	230	316

Inventories, net	$813	$802

11)	Plant, Property and Equipment, Net

	June 30,	December 31,
	2010	2009

Land and improvements	$60	$57
Buildings and improvements	609	609
Machinery and equipment	1,643	1,685
Furniture, fixtures and office equipment	217	220
Construction work in progress	160	157
Other	97	97

	2,786	2,825
Less: accumulated depreciation and amortization	(1,749)	(1,775)

Plant, property and equipment, net	$1,037	$1,050

12)	Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill for the six months ended June 30, 2010 by business segment are as follows:

			Motion	Corporate
	Defense	Fluid	& Flow	and Other	Total

Balance as of January 1, 2010	$2,132	$1,165	$486	$5	$3,788
Goodwill acquired during the period	—	238	—	—	238
Foreign currency translation	—	(63)	(10)	—	(73)

Balance as of June 30, 2010	$2,132	$1,340	$476	$5	$3,953

Goodwill classified as held for sale	$76	$—	$—	$—	$76

Information regarding other intangible assets is as follows:

	June 30, 2010			December 31, 2009
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangibles:
Distributor and customer relationships	$731	$(270)	$461	$625	$(236)	$389
Proprietary technology	73	(26)	47	66	(24)	42
Trademarks	34	(9)	25	35	(8)	27
Patents and other	46	(21)	25	45	(20)	25
Indefinite-lived intangibles:
Brands and trademarks	58	—	58	18	—	18

Other intangible assets, net	$942	$(326)	$616	$789	$(288)	$501

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

Amortization expense related to intangible assets for the six months ended June 30, 2010 and 2009 was $42 and $49, respectively. We expect to incur amortization expense of $44 over the remaining six months of 2010.

Estimated amortization expense for intangible assets for each of the five succeeding years is as follows:

2011	2012	2013	2014	2015

$72	$63	$46	$41	$38

13)	Other Non-Current Assets

	June 30,	December 31,
	2010	2009

Other employee benefit-related assets	$90	$87
Capitalized software costs	68	65
Long-term third party receivables, net	44	44
Equity and cost method investments	8	28
Pension assets and prepaid benefit plan costs	11	16
Other	12	12

Other non-current assets	$233	$252

14)	Debt

	June 30,	December 31,
	2010	2009

Commercial paper	$80	$55
Short-term loans	16	10
Current maturities of long-term debt and other	10	10

Short-term debt and current maturities of long-term debt	106	75

Non-current maturities of long-term debt	1,322	1,392
Non-current capital leases	3	4
Deferred gain on interest rate swaps	47	50
Unamortized discounts and debt issuance costs	(9)	(15)

Long-term debt	1,363	1,431

Total debt	$1,469	$1,506

The fair value of total debt, excluding the deferred gain on interest rate swaps, was $1,578 and $1,547 as of June 30, 2010 and December 31, 2009, respectively.

During the second quarter of 2010, we called $69 of face value debentures due in 2011. We recognized $3 of net expense related to this early retirement.

15)	Other Non-Current Liabilities

	June 30,	December 31,
	2010	2009

Deferred income taxes and other tax-related accruals	$196	$174
Environmental	138	128
Compensation and other employee-related benefits	114	123
Product liability, guarantees and other legal matters	33	63
Other	57	53

Other non-current liabilities	$538	$541

16)	Employee Benefit Plans

Components of net periodic benefit cost for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Benefits		Pension		Other Benefits
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$31	$26	$2	$2	$62	$51	$4	$4
Interest cost	84	81	10	11	167	163	20	21
Expected return on plan assets	(110)	(108)	(5)	(5)	(219)	(217)	(11)	(9)
Amortization of prior service cost (credit)	1	1	(1)	1	2	2	(1)	2
Amortization of actuarial loss	21	10	3	4	42	21	6	8

Total net periodic benefit cost	$27	$10	$9	$13	$54	$20	$18	$26

Amounts recognized in the Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009 consist of:

	Pension		Other Benefits
	2010	2009	2010	2009

Other non-current assets	$11	$16	$—	$—
Current liabilities	(24)	(24)	(49)	(49)
Non-current liabilities	(1,353)	(1,384)	(401)	(404)

	$(1,366)	$(1,392)	$(450)	$(453)

We contributed approximately $4 and $6 to our various plans during the three and six months ended June 30, 2010, respectively. Additional contributions ranging between $4 and $6 are expected during the remainder of 2010.

17)	Long-Term Incentive Employee Compensation

Our long-term incentive awards program (LTIP) comprises three components: non-qualified stock options (NQO), restricted stock, and a total shareholder return target cash award (TSR). We account for substantially all NQOs and restricted stock as equity-based compensation awards. Awards granted under the TSR are cash settled obligations and accounted for as liabilities that are remeasured through settlement. Long-term incentive employee compensation costs are primarily recorded within selling, general & administrative expenses and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009

Compensation costs on equity-based awards	$8	$7	$16	$15
Compensation costs on liability-based awards	(3)	3	—	3

Total compensation costs, pre-tax	$5	$10	$16	$18

Future tax benefit	$2	$3	$5	$6

At June 30, 2010, there was $59 of total estimated unrecognized compensation cost related to unvested NQOs and restricted stock. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years. Total estimated unrecognized compensation cost projected to be incurred for the TSR based on performance measurements as of June 30, 2010 was $8 and is expected to be recognized over a weighted average period of 1.5 years. Actual performance measurements in future periods may differ from current estimates and positively or negatively impact the total compensation cost to be recognized as well as create volatility between periods. Payments totaling $18 were made during the first quarter of 2010 to settle the outstanding obligation associated with the 2007 TSR award grants.

18)	Commitments and Contingencies

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

As of June 30, 2010, there were 104,865 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2010	2009

Pending claims(a) — January 1	104,679	103,006
New claims	2,297	2,191
Settlements	(527)	(620)
Dismissals	(1,584)	(2,350)
Adjustment(b)	—	3,208

Pending claims(a) — June 30	104,865	105,435

(a)	Excludes 34,667 claims related to maritime actions almost all of which were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (MDL). As these cases were placed on inactive dockets several years ago, the Company believes they will not be litigated.

(b)	Reflects an adjustment to increase the number of open claims as a result of transitioning claims data from our primary insurance companies to an internal database.

Frequently, plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the 104,865 pending claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 44,302 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that approximately 90 percent of the 104,865 open claims have little or no value. The average cost per resolved claim for the six months ended June 30, 2010 and 2009 was $21.6 thousand and $11.8 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.

Beginning in the third quarter of 2009, the Company recorded an undiscounted asbestos liability including legal fees, for those costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. Although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, due to the uncertainties and variables inherent in the long-

term projection of the Company’s total asbestos liability, we do not believe there is a reasonable basis for estimating those costs at this time. Prior to the third quarter of 2009, we recognized a liability for pending claims only as, while it was probable that we would incur additional costs for future claims to be filed against the Company, a liability for potential future claims was not reasonably estimable. See Note 19 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements within our 2009 Annual Report on Form 10-K for further information.

The Company has also recorded an asbestos asset, comprised predominantly of an insurance asset and receivables from former ITT entities, for their portion of the liability which relates to a discontinued operation. The insurance asset represents our best estimate of probable insurance recoveries for the asbestos liabilities for pending claims, as well as unasserted claims to be filed over the next 10 years. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies.

The following table provides a rollforward of the total asbestos liability and related assets for the six months ended June 30, 2010 and 2009.

	2010			2009
	Liability	Asset	Net	Liability	Asset	Net

Balance as of January 1	$933	$666	$267	$228	$201	$27
Changes in accruals during the period(a)	36	8	28	25	25	—
Net cash activity	(27)	(22)	(5)	(13)	(14)	1
Other adjustments	(11)	(11)	—	—	—	—

Balance as of June 30	$931	$641	$290	$240	$212	$28

(a)	The change in asbestos-related accruals during the six months ended June 30, 2010 includes a $27 charge recognized within continuing operations and a $1 charge recognized within discontinued operations.

The total asbestos liability and related assets as of June 30, 2010 and December 31, 2009 includes $67 presented within accrued expenses and $62 presented within other current assets on our Consolidated Condensed Balance Sheets.

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

In addition, as discussed in our 2009 Annual Report on Form 10-K (see Note 19, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements), in the third quarter of 2010 we will conduct a detailed study, with the assistance of outside consultants, to review and update as appropriate the underlying assumptions used to estimate our asbestos liability and related assets. This update will consider both our actual experience since our last detailed review in the third quarter of 2009 as well as a reassessment of the appropriate reference period of years of experience to be used in determining each assumption. While projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict, developments in several key factors since our last detailed review may negatively impact the assumptions used in our estimates, including the reference period judged to be reflective of the current and future environment. As a result, it is possible that this update could result in a material adverse change to our asbestos liability and related assets in the third quarter of 2010.

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

The following table illustrates the activity related to our accrued liabilities for these environmental matters.

	2010	2009

Beginning balance January 1	$140	$135
Change in estimates for pre-existing accruals, foreign exchange and other	5	10
Payments	(7)	(8)

Ending balance June 30	$138	$137

The following table illustrates the reasonably possible low- and high-end range of estimated liability, and number of active sites for these environmental matters.

	June 30,	December 31,
	2010	2009

Low-end range	$120	$113
High-end range	$259	$249
Number of active environmental investigation and remediation sites	99	98

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

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability losses described above. During this coverage litigation, we have entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. We are prepared to pursue legal remedies against the remaining defendants where reasonable negotiations are not productive.

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

On April 17, 2007, ITT’s Board of Directors received a letter on behalf of a shareholder requesting that the Board take appropriate action against the employees responsible for the violations at our Night Vision facility described above, which were disclosed on a Current Report on Form 8-K filed with the SEC on March 30, 2007. The Board of Directors appointed a Special Litigation Committee to evaluate the request. The Special Litigation Committee conducted its investigation with the assistance of independent counsel and concluded that no legal actions should be brought by ITT.

During 2007 and 2008, the Company received notice of four shareholder derivative actions each filed in the U.S. District Court for the Southern District of New York, known variously as, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steven R. Loranger et al. and ITT Corporation (the Piven action), Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic] (Reale Action), and Robert Wilkinson v. Steven R. Loranger et al. and ITT Corporation. The cases allege that ITT’s Board of Directors breached their fiduciary duties by failing to properly oversee ITT’s compliance programs at its Night Vision business. The Complaints seek compensatory and punitive damages for ITT from its Directors, the removal of the Directors, and the election of new directors. Three cases were consolidated into one action, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CS) (the Levy complaint was dropped on consolidation). On motion by the Company, the Piven and Wilkinson actions were dismissed. The Defendants filed a Motion to Terminate the Reale Action based on the Special Litigation Committee’s report referenced above. In a September 8, 2009 order, the Court denied the Defendants’ motion. The Defendants then filed a Motion for Reconsideration or, in the alternative, requested that the matter be certified to the Indiana Supreme Court for its interpretation of the Indiana Business Code. On June 28, 2010, the Indiana Supreme Court issued a decision on the certified question agreeing with the Defendants’ interpretation of the Indiana Business Code. The Defendants again filed a Motion to Terminate which the court granted on July 20, 2010. The matter is now concluded.

19)	Guarantees, Indemnities and Warranties

Guarantees & Indemnities

Since ITT’s incorporation in 1920, we have acquired and disposed of numerous entities. The related acquisition and disposition agreements contain various representation and warranty clauses and may provide indemnities for a misrepresentation or breach of the representations and warranties by either party. The indemnities address a variety of subjects; the term and monetary amounts of each such indemnity are defined in the specific agreements and may be affected by various conditions and external factors. Many of the indemnities have expired either by operation of law or as a result of the terms of the agreement. We do not have a liability recorded for these indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.

In December of 2007, we entered into a sale leaseback agreement for our corporate aircraft, with the aircraft leased back under a five-year operating lease. We have provided, under the lease, a residual value guarantee to the lessor in the amount of $42. Payments under the residual value guarantee would be required if the fair value of the aircraft was less than the residual value guarantee on expiration of the lease. At June 30, 2010, the projected fair value of the aircraft at the end of the lease is estimated to be $4 less than the residual value guarantee. However, since this estimated loss does not exceed the $5 gain we realized from the sale of the aircraft which has been deferred as a loss contingency for the residual value guarantee, we have not recorded any additional accrual in our Consolidated Condensed Financial Statements.

We have a number of individually immaterial guarantees outstanding at June 30, 2010, that may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe such payments would have a material adverse impact on the financial position, results of operations or cash flows on a consolidated basis.

Product Warranties

We provide warranty for numerous products, the terms of which vary widely. In general, we provide warranty on our products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. Changes in our product warranty accrual for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009

Beginning balance January 1	$67	$57
Accruals for product warranties issued in the period	24	14
Changes in pre-existing warranties and estimates	6	(1)
Payments	(18)	(13)
Foreign currency translation	(2)	(1)

Ending balance June 30	$77	$56

20)	Business Segment Information

The Company’s business segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our three reporting segments are referred to as: Defense & Information Solutions

(Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges which occur from time to time related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in the business segments’ results when evaluating performance or allocating resources. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, property, plant and equipment, and other assets.

	Three Months Ended June 30, 2010
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$925	$847	$359	$—	$(3)	$2,128
Service revenue	578	31	2	—	—	611

Total revenue	$1,503	$878	$361	$—	$(3)	$2,739

Operating income (loss)	$194	$130	$42	$(42)	$—	$324
Operating margin	12.9%	14.8%	11.6%	—	—	11.8%
Total assets	$4,126	$3,262	$1,307	$2,320	$—	$11,015

	Three Months Ended June 30, 2009
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$998	$827	$306	$—	$(2)	$2,129
Service revenue	546	42	2	—	—	590

Total revenue	$1,544	$869	$308	$—	$(2)	$2,719

Operating income (loss)	$197	$112	$33	$(39)	$—	$303
Operating margin	12.8%	12.9%	10.7%	—	—	11.1%
Total assets(a)	$4,153	$2,930	$1,323	$2,723	$—	$11,129

	Six Months Ended June 30, 2010
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$1,727	$1,617	$744	$—	$(6)	$4,082
Service revenue	1,169	62	4	—	—	1,235

Total revenue	$2,896	$1,679	$748	$—	$(6)	$5,317

Operating income (loss)	$335	$221	$97	$(84)	$—	$569
Operating margin	11.6%	13.2%	13.0%	—	—	10.7%
Total assets	$4,126	$3,262	$1,307	$2,320	$—	$11,015

	Six Months Ended June 30, 2009
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$1,947	$1,541	$610	$—	$(3)	$4,095
Service revenue	1,054	72	4	—	—	1,130

Total revenue	$3,001	$1,613	$614	$—	$(3)	$5,225

Operating income (loss)	$358	$180	$61	$(78)	$—	$521
Operating margin	11.9%	11.2%	9.9%	—	—	10.0%
Total assets(a)	$4,153	$2,930	$1,323	$2,723	$—	$11,129

(a)	As of December 31, 2009

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In millions, except share and per share amounts, unless otherwise stated)

OVERVIEW

ITT is a global multi-industry high-technology engineering and manufacturing organization. We generate revenue and cash through the design, manufacture, and sale of a wide range of engineered products and the provision of related services. Our business consists of three principal business segments that are aligned with the markets they serve: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment) and Motion & Flow Control (Motion & Flow segment).

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

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations and our management of assets held from period to period. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, diluted income from continuing operations per share or net cash from continuing operations as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. We consider the following non-GAAP measures to be key performance indicators:

•	“organic revenue,” “organic orders,” and “organic operating income” defined as revenue, orders, and operating income, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures.

•	“adjusted income from continuing operations” and “adjusted earnings per diluted share” defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude special items that may include, but are not limited to, unusual and infrequent non-operating items and non-operating tax settlements or adjustments related to prior periods. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance.

•	“free cash flow” defined as net cash from continuing operations less capital expenditures.

A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Income from continuing operations	$226	$200	$370	$384
Tax-related special items(a)	(15)	(7)	(5)	(61)

Adjusted income from continuing operations	$211	$193	$365	$323

Income from continuing operations per diluted share	$1.22	$1.09	$2.00	$2.09
Adjusted earnings per diluted share	$1.14	$1.05	$1.97	$1.76

(a)	The 2010 tax-related special items primarily include the reversal of previously unrecognized tax benefits due to the completion of a tax audit of $15 during the second quarter of 2010 and a reduction of deferred tax assets of $10 during the first quarter of 2010 associated with the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). The 2009 tax-related special items primarily relate to a benefit from the reversal of certain deferred tax adjustments of $7 during the second quarter of 2009 and the reversal of deferred tax liabilities of $58 as a result of the restructuring of certain international legal entities during the first quarter of 2009.

Executive Summary

ITT reported revenue of $2,739 during the second quarter of 2010, reflecting an increase of 0.7% from the second quarter 2009 revenue of $2,719, primarily reflecting the benefits from our recent acquisitions as well as growth within our Motion & Flow segment, partially offset by volume reductions within portions of our Defense segment as compared to strong prior year results. Operating income of $324, an increase of 6.9% from the prior year, primarily benefitted from significant savings from various restructuring, sourcing and other productivity initiatives executed over the last two years. Income from continuing operations of $226, or $1.22 per diluted share, increased 13.0% from the prior year.

Additional financial highlights for the second quarter of 2010 include the following:

•	Adjusted income from continuing operations was $211, an increase of $18 or 9.3% from the comparable prior year adjusted amount. Adjusted earnings per diluted share of $1.14, increased 8.6% versus the prior year.

•	Consistent with our portfolio alignment strategy, we initiated an active program to sell CAS Inc., a component of our Defense segment that is engaged in systems engineering and technical assistance (SETA) for the U.S. Government. This component of our Defense segment has been classified as held for sale and has been reclassified as a discontinued operation in the consolidated financial statements.

•	We reached a definitive agreement to purchase Godwin Pumps (Godwin) for $585. The addition of Godwin’s specialized products and skills to our Fluid segment’s broad submersible pump portfolio and global sales and distribution network, will provide significant geographic expansion opportunities. See Note 3 “Acquisitions,” in the Notes to Consolidated Condensed Financial Statements for further information.

Further details related to these results are contained in the following Results of Operations and Business Segment Review sections.

2010 Outlook

Our 2010 strategic objectives remain focused on the needs of our customers and the execution of three key elements; driving productivity and market growth, differentiating organic growth through product diversification and advancement in customer solutions, and aligning our portfolio with macro trends such as aging infrastructure, growing middle class, resource scarcity and global security. Consistent with these objectives, our actions are focused on generating solid free cash flow, leveraging recent investments, and driving operating margin expansion through the realization of planned incremental productivity benefits. These cost and productivity actions include discretionary cost controls and driving incremental supply chain savings through our integrated global strategic sourcing group. Overall, we expect full year 2010 adjusted income from continuing operations per diluted share in the range of $4.08 and $4.18.

Within our Defense segment we continue to make substantial investments in research and development activities driving performance and innovations that respond to our customers’ needs. We also seek opportunities to make significant capital investments to support a further diversification of our customer base into non-Department of Defense platforms such as next generation air traffic control and cyber security programs, as well as leverage the demand for U.S. capabilities internationally by expanding sales activities and investments globally. We currently project full year 2010 Defense segment organic revenue of approximately $6.0 billion.

Within our Fluid and Motion & Flow segments we continue to focus on our customers by aligning our activities, including service and maintenance offerings, with their needs. We plan to improve product life cycle costs by making our products more energy efficient and by reducing the total cost of ownership. We will continue to drive productivity initiatives by identifying areas for cost reduction and leveraging our business and functional strength to achieve competitive advantages. We have launched a Value-Based Commercial Excellence initiative focused on fully utilizing our commercial resources more efficiently and effectively. We expect to strengthen our current position around the growing global macro trends by broadening our product and service offerings through strategic acquisitions and investments in technology advancement and emerging markets. We currently project full year 2010 organic revenue of approximately $3.6 billion within our Fluid segment and approximately $1.4 billion within our Motion & Flow segment.

Known Trends and Uncertainties

The following list represents a summary of trends and uncertainties which could have a significant impact on our results of operations, financial position and/or cash flows from operating, investing and financing activities:

•	The global economic environment remains in a relative state of uncertainty. Although financial markets have recovered from their lows in 2009, we consider the overall global economic recovery to be a gradual, long-term process. The potential for unforeseen adverse macroeconomic events, such as a further deterioration of the European credit markets, remains a concern and the occurrence of such events could have a significant unfavorable effect on our business.

•	The 2011 U.S. Department of Defense (DoD) budget was submitted to Congress by President Obama where it is currently under deliberation. The DoD budget request details the strategic priorities of the administration, and is aligned with the long-term priorities outlined in the 2010 Quadrennial Defense Review. These priorities include investments of an enduring nature and focus on the future challenges of modernization and transformation of forces and capabilities, such as intelligence, surveillance and reconnaissance, network communications, cyber warfare and security, unmanned aircraft and integrated logistics support. Our portfolio of defense solutions, which covers a broad range of air, sea and ground platforms and applications, aligns with the priorities outlined by the DoD. However, uncertainty related to potential changes in appropriations and priorities could materially impact our business.

•	Programs related specifically to the support of ongoing operations in Iraq and Afghanistan face declining revenue streams going forward. This expectation is reflected in our business plans. The degree to which reductions in these activities accelerate, or not, remains an area of uncertainty. There has been particular uncertainty around the U.S. administration’s earlier statements and intentions regarding reducing presence in Afghanistan beginning in mid-2011.

•	The decline in real estate markets around the world, particularly within the United States and Europe, negatively impacted demand for portions of our Fluid segment operating within the residential and commercial markets during 2009. Current external data suggests an unbalanced recovery in the regions we operate; with growth in Asia Pacific, stability in North America and continued challenges in Europe. The continued uncertainty and volatility within these markets and regions could significantly affect the results of our Fluid segment.

•	Municipal budget constraints and deficits around the world coupled with the uncertainty within the European credit markets has led to reductions in discretionary spending as well as delays and cancellations of orders and projects. However, within the U.S., the global trend has been partially offset by the passage of the American Recovery and Reinvestment Act (ARRA) in February 2009, which has promoted additional municipal investment in infrastructure projects. A portion of our Fluid segment’s revenue is derived from municipal projects and services. Uncertainty as to the depth and duration of these economic trends and the actual benefits received from the ARRA could significantly affect our Fluid segment results.

•	A portion of our Fluid segment provides products to end-markets such as oil and gas, power, chemical and mining. Project activity is expected to gradually improve during 2010, specifically within oil and gas and mining markets. Changes in economic conditions could impact our results in future periods.

•	Governmental automotive stimulus packages introduced during 2009 encouraged moderate recovery within global automotive markets during the latter half of 2009 and into 2010. However, with these programs having reached their conclusion, the future stability of the market remains uncertain. Unfavorable trends in the automotive industry could negatively impact our future results.

•	The connectors industry experienced significant declines in both orders and sales during 2009. However, recent data indicates that the industry has experienced four quarters of consecutive revenue growth and forecasts annual growth of approximately 20% during 2010. Due to the significant volatility experienced within this industry it is difficult to predict how order trends will be impacted during the remainder of 2010 and into 2011.

•	While projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict, developments in several key factors over the last year may negatively impact the assumptions used in our estimates, including the reference period judged to be reflective of the current and future environment. As a result, a change in estimated costs could have an unfavorable effect on our results of operations. See Note 18 “Commitments and Contingencies,” in the Notes to Consolidated Condensed Financial Statements for further information.

•	We expect to incur approximately $72 of net periodic postretirement cost during the remainder of 2010. Changes to our postretirement benefit plans, including material declines in the fair value of our postretirement benefit plan assets or adverse changes in other macro-economic factors could affect our results of operations, as well as require us to make significant funding contributions.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30				Six Months Ended June 30
	2010	2009	Change		2010	2009	Change

Revenue	$2,739	$2,719	0.7%		$5,317	$5,225	1.8%
Gross profit	781	769	1.6%		1,499	1,429	4.9%
Gross margin	28.5%	28.3%	20	bp	28.2%	27.3%	90	bp
Operating expenses	457	466	(1.9)%		930	908	2.4%
Expense to revenue ratio	16.7%	17.1%	(40	)bp	17.5%	17.4%	10	bp
Operating income	324	303	6.9%		569	521	9.2%
Operating margin	11.8%	11.1%	70	bp	10.7%	10.0%	70	bp
Interest and non-operating expenses, net	19	22	(13.6)%		45	47	(4.3)%
Income tax expense	79	81	(2.5)%		154	90	71.1%
Effective tax rate	25.9%	28.8%	(290	)bp	29.4%	19.0%	1,040	bp
Income from continuing operations	$226	$200	13.0%		$370	$384	(3.6)%

Revenue

Revenue for the quarter ended June 30, 2010 was $2,739, representing a 0.7% increase as compared to the same prior year period. Revenue for the six months ended June 30, 2010 was $5,317, representing a 1.8% increase as compared to the same prior year period. The following table illustrates the impact of organic (decline)/growth, acquisitions and divestitures, and foreign currency translation fluctuations on revenue during these periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	$ Change	% Change	$ Change	% Change

2009 Revenue	$2,719		$5,225
Organic (decline)/growth	(8)	(0.3)%	1	—
Acquisitions/(divestitures), net	47	1.7%	60	1.2%
Foreign currency translation	(19)	(0.7)%	31	0.6%

Total change in revenue	20	0.7%	92	1.8%

2010 Revenue	$2,739		$5,317

Revenue growth for the quarter-to-date and year-to-date periods ended June 30, 2010 was primarily driven by our acquisitions of Nova Analytics in the first quarter 2010 and Laing GmbH during the second quarter 2009, while organic revenue for the same periods was relatively flat as compared to the prior year. Organic revenue growth from our Motion & Flow segment of 21.4% and 23.1%, respectively, resulted from improved economic conditions, key automotive and rail platform wins and new product launches. Organic revenue declines within our Defense segment of 2.6% and 3.5%, respectively, resulted from reduced program activity on the CREW 2.1 Counter-IED Jammers (CREW 2.1) and Single Channel Ground and Airborne Radio (SINCGARS) platforms. Organic revenue declines within our Fluid segment of 3.8% and 2.1%, respectively, primarily resulted from declines in European municipal activity and large project business.

During the quarter and six months ended June 30, 2010, we received orders of $2,064 and $4,495, respectively, representing declines of 21.0% and 12.1% from the same prior year periods. Orders within our Defense segment declined 49.1% and 33.9%, respectively, primarily attributable to the receipt of two significant orders during the second quarter of 2009 totaling $501 and two significant orders received during the first quarter of 2009 totaling $438. Order growth within both our Fluid and Motion & Flow segments partially offset this decline.

Gross Profit

Gross profit for the quarter and six months ended June 30, 2010 increased 1.6% and 4.9%, respectively, as compared to the same prior year periods. Gross margin during these periods increased by 20 basis points to 28.5% and 90 basis points to 28.2%, respectively. The increase for both periods was primarily the result of a mix shift to higher margin businesses primarily within our Fluid segment, revenue growth within our Motion & Flow segment and significant benefits from cost-saving initiatives across all our business segments. The benefits from these initiatives more than offset the impacts from rising commodity, labor and other overhead costs incurred during 2010 as compared to the prior year.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30				June 30
	2010	2009	% Change		2010	2009	% Change

Selling, general & administrative expenses	$375	$389	(3.6)%		$753	$767	(1.8)%
Research and development expenses	60	57	5.3%		123	110	11.8%
Asbestos-related costs, net	12	—	—		27	—	—
Restructuring and asset impairment charges, net	10	20	(50.0)%		27	31	(12.9)%

Total operating expenses	$457	$466	(1.9)%		$930	$908	2.4%

Expense to revenue ratio	16.7%	17.1%	(40	)bp	17.5%	17.4%	10bp

Operating expenses decreased 1.9% to $457 for the quarter ended June 30, 2010. The decrease was primarily attributable to declines in selling, general & administrative (SG&A) expenses and restructuring charges, partially offset by an increase in net asbestos-related costs. The year-over-year improvement in SG&A is primarily due to significant benefits from cost-saving initiatives across all our business segments. The decline in restructuring charges reflects the degree of actions in progress during the current year as compared to the prior year. The increase in net asbestos-related costs primarily reflects the recognition of incremental asbestos liability and related asbestos assets in the first quarter of 2010 to maintain our rolling 10-year projection of unasserted claims. A similar net charge was not reflected in the second quarter of 2009 as we did not begin recording a liability for projected unasserted claims until the third quarter of 2009. These fluctuations resulted in an expense to revenue ratio of 16.7%, reflecting a 40 basis point improvement from the prior year.

Operating expenses increased 2.4% to $930 for the six months ended June 30, 2010. The increase was primarily attributable to additional net asbestos-related costs, as mentioned above, and research and development (R&D) expenses, partially offset by a decline in SG&A expenses. The increase in R&D was largely due to the advancement of technology within our Defense segment for next generation products and systems, as well as the development of fluid handling products with increased energy efficiency and reduced life-cycle costs. The year-over-year improvement in SG&A was primarily due to benefits from cost-saving initiatives across all our business segments. These fluctuations resulted in an expense to revenue ratio of 17.5%, reflecting a 10 basis point increase from the prior year.

Operating Income

Operating income for the quarter and six months ended June 30, 2010 was $324 and $569, respectively, reflecting increases of 6.9% and 9.2% from the same prior year periods. Operating income growth within our Fluid and Motion & Flow segments was partially offset by a decline within our Defense segment, driven primarily by a reduction in sales volume. The increase for both periods was primarily the result of a mix shift to higher margin businesses primarily within our Fluid segment, revenue growth within our Motion & Flow segment and significant benefits from cost-saving initiatives across all our business segments. The benefits from these cost-saving initiatives have resulted in operating margin of 11.8% and 10.7%, respectively, reflecting growth of 70 basis points for both the quarter-to-date and year-to-date periods.

Interest and Non-Operating Expenses, Net

	Three Months Ended			Six Months Ended
	June 30			June 30
	2010	2009	% Change	2010	2009	% Change

Interest expense	$23	$23	—	$48	$49	(2.0)%
Interest income	8	4	100.0%	11	8	37.5%
Miscellaneous expense, net	4	3	33.3%	8	6	33.3%

Total interest and non-operating expenses, net	$19	$22	(13.6)%	$45	$47	(4.3)%

Total net interest and non-operating expenses decreased $3 or 13.6% and $2 or 4.3% for the quarter and six months ended June 30, 2010, respectively, primarily relating to interest receivable on a tax refund. Interest expense was flat for both periods as additional expense related to the early retirement of $69 of long-term debt and lower rate commercial paper replaced by higher rate long-term debt in May 2009 was offset by the reversal of accrued interest related to uncertain tax positions due to the completion of a tax audit.

Income Tax Expense

Income tax expense was $79 for the quarter ended June 30, 2010, resulting in an effective tax rate of 25.9%, compared to expense of $81 and an effective rate of 28.8% for the comparable prior year period. Impacting the quarter-to-date 2010 effective tax rate was primarily the reversal of $15 of previously unrecognized tax benefits due to the completion of a tax audit. Our effective tax rate was also impacted by a change in jurisdictional pre-tax earnings mix and various tax planning strategies.

Income tax expense was $154 for the six months ended June 30, 2010, resulting in an effective tax rate of 29.4%, compared to expense of $90 and an effective rate of 19.0% for the comparable prior year period. In addition to the second quarter 2010 items mentioned above, the year-to-date 2010 effective rate was impacted by the ratification of the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). Effective January 1, 2013, the Healthcare Reform Act eliminates the tax deduction for benefits related to subsidies received for prescription drug benefits provided under retiree healthcare benefit plans that were determined to be actuarially equivalent to Medicare Part D. As a result of the change in tax status for the federal subsidies received, we recorded a discrete income tax charge of $12 during the first quarter of 2010. The 2009 effective rate was favorably impacted as a result of the restructuring of certain international legal entities, which reduced the income tax provision by $58. This reduction was based on our determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be indefinitely reinvested and the associated deferred tax liability would no longer be required.

Discontinued Operations

During the second quarter of 2010 our Board of Directors provided approval to pursue the sale of CAS Inc., a component of our Defense & Information Solutions business segment (Defense segment) engaging in systems engineering and technical assistance (SETA) for the U.S. Government. The divestiture is expected to be completed during the second half of 2010. Subsequent to a disposal transaction, we do not expect to have any significant continuing involvement in the operations of the component. Accordingly, commencing with the second quarter of 2010, this component of our Defense segment has been classified as held for sale and is reported as a discontinued operation.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Revenue (third party)	$57	$60	$114	$112
Operating income	$5	$4	$9	$8

BUSINESS SEGMENT REVIEW

	Revenue		Operating Income		Operating Margin
Three Months Ended June 30	2010	2009	2010	2009	2010	2009

Defense	$1,503	$1,544	$194	$197	12.9%	12.8%
Fluid	878	869	130	112	14.8%	12.9%
Motion & Flow	361	308	42	33	11.6%	10.7%
Corporate & Other / Eliminations	(3)	(2)	(42)	(39)	—	—

Total	$2,739	$2,719	$324	$303	11.8%	11.1%

	Revenue		Operating Income		Operating Margin
Six Months Ended June 30	2010	2009	2010	2009	2010	2009

Defense	$2,896	$3,001	$335	$358	11.6%	11.9%
Fluid	1,679	1,613	221	180	13.2%	11.2%
Motion & Flow	748	614	97	61	13.0%	9.9%
Corporate & Other / Eliminations	(6)	(3)	(84)	(78)	—	—

Total	$5,317	$5,225	$569	$521	10.7%	10.0%

Defense & Information Solutions

Our Defense segment is designed to serve future needs around safety, security, intelligence and communication through applied research, development, engineering, manufacture, and support of high-technology electronic and communication systems and components for worldwide defense and commercial markets. The Defense segment sells its products to a wide variety of governmental and non-governmental entities located throughout the world. The Defense segment comprises three divisions: Electronic Systems, Information Systems and Geospatial Systems. The following information summarizes the goods and services provided by each division.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	$ Change	% Change	$ Change	% Change

2009 Revenue	$1,544		$3,001
Organic decline	(40)	(2.6)%	(104)	(3.5)%
Acquisitions/(divestitures), net	—	—	—	—
Foreign currency translation	(1)	(0.1)%	(1)	—

Total change in revenue	(41)	(2.7)%	(105)	(3.5)%

2010 Revenue	$1,503		$2,896

Revenue declines of 2.7% and 3.5% for the quarter and first six months of 2010, respectively, as compared to the same prior year periods, were primarily due to reduced program activity on the CREW 2.1 and SINCGARS platforms within our Electronic Systems division, partially offset by growth within our Geospatial and Information Systems divisions. Further details are as follows:

Electronic Systems Division — Organic revenue decreased $88 or 12.3% and $257 or 18.4% for the quarter and six months ended June 30, 2010, respectively, as compared to the same prior year periods. Organic revenue declines for both the quarter and six month periods were primarily due to volume declines in CREW 2.1 and SINCGARS platforms. The decline in production from these two large programs was partially offset by year-on-year revenue growth from special purpose jammer equipment, radar and reconnaissance programs and integrated electronic warfare systems.

Information Systems Division — Organic revenue increased $17 or 3.0% and $90 or 8.3% for the quarter and six months ended June 30, 2010, respectively, as compared to the same prior year periods. Organic revenue growth for the quarter-to-date period was driven by increased activity under the Automatic Dependent Surveillance-Broadcast (ADS-B) air-traffic control program as well as growth related to service contracts awarded during the fourth quarter of 2009 with Maxwell Air Force Base, Fort Benning and the Logistics Civil Augmentation Program (LOGCAP) IV Task Order 5. These positive quarter-to-date results were partially offset by the completion of the Global Maintenance and Supply Services Task Order 2 program, as well as a reduction in Sensor Engineering and Sustainment Integrator (SENSOR) activity. Organic revenue growth for the year-to-date period was similarly driven by increased ADS-B activity, as well as the service contracts mentioned above.

Geospatial Systems Division — Organic revenue increased $37 or 14.2% and $59 or 11.1% for the quarter and six months ended June 30, 2010, respectively, as compared to the same prior year periods. Organic revenue growth for the quarter-to-date period was driven by favorable results from night vision intensifier tubes and strong international sales of night vision goggles as well as increased activity under satellite imager programs.

Operating income for the second quarter and six months ended June 30, 2010 was $194 a decrease of $3 or 1.5%, and $335 a decrease of $23 or 6.4%, from the same prior year periods, respectively. The year-over-year declines were primarily the result of reductions in revenue from high margin programs and additional restructuring costs incurred in connection with our realignment actions. The declines in operating income were partially offset by net cost reductions from productivity and sourcing initiatives, as well as the recognition of a gain related to the settlement of two patent infringement cases and a reduction in intangible asset amortization expense. Despite the decline in revenue, operating margin for second quarter of 2010 grew 10 basis points to 12.9% driven by the benefits from the favorable items mentioned above. Operating margin for the six month period declined 30 basis points to 11.9% as revenue declines outweighed benefits from cost-saving initiatives.

We received orders of $767 and $1,935 during the second quarter and six months ended June 30, 2010, representing declines of 49.1% and 33.9%, respectively, as compared to the same prior year periods. These declines are primarily due to the receipt of two significant orders received during the second quarter of 2009 totaling $501 (a $363 domestic SINCGARS order and a $138 Intelligence & Information Warfare Equipment order) and two significant orders received during the first quarter of 2009 totaling $438 (a $317 CREW 2.1 order and a $121 Night Vision order). Significant orders received during the first six months of 2010 include:

•	$213 in Integrated Defensive Electronic Countermeasures (IDECM) awards

•	$92 in International Night Vision awards

•	$67 in International SINCGARS awards

Funded order backlog was $4.1 billion at June 30, 2010 compared to $5.2 billion at December 31, 2009. The level of order activity related to programs within the Defense segment can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

Our Fluid segment provides critical products and services in markets that are driven by population growth, increasing environmental regulation, and global infrastructure trends. Products include water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with municipal, residential, commercial and industrial applications. Fluid Technology brings its product and services portfolio to market through three market-oriented business divisions: Water & Wastewater, Residential & Commercial Water, and Industrial Process. On March 23, 2010 we acquired Nova Analytics, reported within our Water & Wastewater division, which provides brands, technologies, distribution and aftermarket content in the analytical instrumentation market. The following information summarizes the goods and services provided by each division to their respective end-markets.

•	Water & Wastewater — Submersible pumps, mixers, treatment equipment, analytical instruments and after market services for municipal water and wastewater plants, construction customers and industrial applications

•	Residential & Commercial Water — Pumps, valves, heat exchangers and accessories for residential, commercial light industrial and agricultural customers, building services, and firefighting and flood control applications

•	Industrial Process — Pumps, valves, monitoring and control systems, water treatment, and after-market services for the chemical, oil and gas, mining, pulp and paper, power, and biopharmaceutical markets

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	$ Change	% Change	$ Change	% Change

2009 Revenue	$869		$1,613
Organic decline	(33)	(3.8)%	(34)	(2.1)%
Acquisitions/(divestitures), net	47	5.4%	63	3.9%
Foreign currency translation	(5)	(0.6)%	37	2.3%

Total change in revenue	9	1.0%	66	4.1%

2010 Revenue	$878		$1,679

Quarter-to-date and year-to-date results for the periods ended June 30, 2010 were primarily driven by revenue growth from recent acquisitions of Nova Analytics in the first quarter 2010 and Laing GmbH during the second quarter 2009 as well as from growth within our Residential & Commercial division, partially offset by revenue declines within our Industrial Process division. Organic revenue for the same periods declined by 3.8% and 2.1%, respectively. Analysis of organic revenue results by division is provided below:

Water & Wastewater Division — Organic revenue decreased $4 or 1.1% and $7 or 0.9% for the quarter and six months ended June 30, 2010, as compared to the same prior year periods. Organic revenue declines for both the quarter and six month periods were due to weakness in transport systems, primarily within Europe, partially offset by growth in treatment systems within the U.S. as well as global dewatering systems.

Residential & Commercial Water Division — Organic revenue increased $5 or 1.6% and $16 or 3.1% for the quarter and six months ended June 30, 2010, as compared to the same prior year periods. Organic revenue for both the quarter and six month periods benefitted from increased volume in the residential market as well as growth in the European commercial building market, partially offset by declines in agricultural-related equipment.

Industrial Process Division — Organic revenue decreased $30 or 15.5% and $46 or 12.2% for the quarter and six months ended June 30, 2010, as compared to the same prior year periods. The decline in organic revenue for both periods reflects a decrease in large project business, partially offset by improvement in aftermarket pump and part volume.

Operating income for the second quarter and six months ended June 30, 2010 was $130, an increase of $18 or 16.1%, and $221, an increase of $41 or 22.8%, from the same prior year periods, respectively. The year-over-year growth was primarily attributable to a reduction in restructuring charges as well as significant benefits from various productivity and restructuring initiatives executed over the past two years which more than offset increased material, labor and other overhead costs. Operating margin for the quarter and six months ended June 30, 2010 was 14.8% and 13.2%, respectively, reflecting growth of 190 basis points and 200 basis points as compared to the same prior year periods.

During the three and six months ended June 30, 2010, the Fluid segment received orders of $941 and $1,831, respectively, representing increases of $150 or 19.0% and $237 or 14.9%, from the same prior year periods. Contributions from acquisitions for the quarter-to-date and year-to-date periods totaled $43 and $60, respectively. The Water & Wastewater division experienced organic order growth of 15.4% and 5.0%, respectively, due to increased dewatering systems activity in all geographic regions and treatment systems activity in emerging markets, partially offset by weakness in transport systems primarily within Europe. The Industrial Process division experienced organic order growth of 20.1% and 14.2%, respectively, due to improved aftermarket pump and part orders as well as oil, gas and industrial projects. Organic order activity within our Residential & Commercial Water division was relatively flat during the second quarter of 2010 and increased 6.4% during the first six months of 2010 due to stabilizing conditions within the residential market, as compared to the same prior year periods.

Order backlog was $960 at June 30, 2010 compared to $824 at December 31, 2009.

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

•	Motion Technologies — Shock absorbers, brake pads and friction materials for the automotive and rail markets

•	Interconnect Solutions — Connectors and interconnects for the military, aerospace, industrial, telecommunications, medical and transportation markets

•	Control Technologies — Motion controls, servomotors, electromechanical actuators and fuel systems for aerospace, industrial and medical customers, suspension systems and pneumatic automation components for the aerospace, industrial, oil and gas, and defense markets

•	Flow Control — Pump systems, valve actuation controls and accessories for leisure marine craft, beverage systems and oil and gas pipelines

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	$ Change	% Change	$ Change	% Change

2009 Revenue	$308		$614
Organic growth	66	21.4%	142	23.1%
Acquisitions/(divestitures), net	—	—	(3)	(0.5)%
Foreign currency translation	(13)	(4.2)%	(5)	(0.8)%

Total change in revenue	53	17.2%	134	21.8%

2010 Revenue	$361		$748

Revenue growth for the quarter-to-date and year-to-date periods ended June 30, 2010 was primarily driven by improving market conditions within the automotive, connectors, and general industrial industries and recent market share gains within beverage and rail markets. Analysis of organic revenue results by division is provided below:

Motion Technologies Division — Organic revenue increased $23 or 19.4% and $75 or 32.0% for the quarter and six months ended June 30, 2010, as compared to the same prior year periods. Organic revenue growth for both the quarter and six month periods primarily reflected market share growth due to global automotive and rail platform wins as well as increased automotive production and restocking of brake pad original equipment driven by European stimulus programs in place during the latter half of 2009.

Interconnect Solutions Division — Organic revenue increased $21 or 25.0% and $30 or 17.9% for the quarter and six months ended June 30, 2010, as compared to the same prior year periods. Organic revenue growth for both the quarter and six month periods was driven by the overall strengthening and recovery of the connectors industry.

Our results reflect improvement in all markets and geographic regions, led primarily by our growth within the telecommunications market largely related to handheld devices.

Control Technologies Division — Organic revenue increased $6 or 10.2% and $9 or 6.8% for the quarter and six months ended June 30, 2010, as compared to the same prior year periods. Organic revenue growth for both the quarter and six month periods was driven by a significant increase in demand within the industrial market primarily due to the economic recovery.

Flow Control Division — Organic revenue increased $15 or 32.8% and $27 or 30.4% for the quarter and six months ended June 30, 2010, as compared to the same prior year periods. Organic revenue results for both the quarter and six month periods reflect growth in primarily all product lines and markets. This division has generated market share growth from new product launches within the beverage market and benefitted from a general restocking of distributor inventory within the marine market.

Operating income for the second quarter and six months ended June 30, 2010 was $42, an increase of $9 or 27.3%, and $97, an increase of $36 or 59.0%, from the same prior year periods, respectively. The year-over-year growth was primarily attributable to increased sales volume, as well as significant benefits from various productivity and restructuring initiatives executed over the past two years which offset increased material, labor and other overhead costs. These favorable drivers were partially offset by additional start-up costs and product transition issues related to the relocation of manufacturing to lower cost regions. Operating margin for the quarter and six months ended June 30, 2010 was 11.6% and 13.0%, respectively, reflecting growth of 90 basis points and 310 basis points as compared to the same prior year periods.

During the second quarter of 2010, the Motion & Flow segment received orders of $359, an increase of $44 or 14.0% from the prior year. These results are primarily attributable to the overall strengthening and recovery of the connectors industry, as well as growth in the majority of other markets served by our Motion and Flow segment. This growth was partially offset by a reduction in organic orders at our Motion Technologies division due to the receipt of significant prior year original equipment orders driven by European stimulus programs in place during 2009.

During the six months ended June 30, 2010, the Motion & Flow segment received orders of $732, an increase of $136 or 22.8% from the prior year. These results are primarily attributable to double-digit organic order growth across all divisions which is primarily attributable to the economic recovery from 2009, including Motion Technologies which experienced difficult comparisons to a strong second quarter 2009. Our Motion Technologies division benefitted from significant platform wins on Volkswagen, Fiat and GE during the first quarter of 2010. Our Interconnect Solutions and Control Technologies divisions generated order growth across various end-markets. Our Flow Control division generated order growth resulting from new product launches, such as the PulpJet pump used in the fast food industry for dispensing smoothie beverages.

Order backlog was $347 at June 30, 2010 compared to $381 at December 31, 2009.

Corporate and Other

Corporate expenses of $42 for the quarter ended June 30, 2010 increased $3 compared to the same prior year period, primarily due to additional second quarter 2010 asbestos-related costs, partially offset by a reduction in environmental costs and lower compensation costs related to long-term bonus accruals.

Corporate expenses of $84 for the six months ended June 30, 2010 increased $6 compared to the same prior year period, primarily due to asbestos-related costs, partially offset by a reduction in environmental-related costs as well as lower benefit related expenses and a reduction in corporate overhead.

Restructuring and Asset Impairment Charges

A net restructuring charge of $10 was recognized during the second quarter of 2010, primarily related to the strategic realignment of our Defense segment and a European logistics initiative within our Fluid segment. We estimate future net savings of approximately $3 will be realized during the remainder of 2010 and approximately $7 annually thereafter related to restructuring charges in the second quarter of 2010.

A net restructuring charge of $27 was recognized during the six months ended June 30, 2010 primarily related to our Defense segment realignment action. The realignment, which is scheduled to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. Additionally, we anticipate the closure of two facilities by the end of the third quarter 2010, and one closure in the fourth quarter 2010. We expect to incur additional restructuring costs of approximately $10 during the remainder of 2010 related to the realignment, with approximately $4 expected in the third quarter and $6 million expected in the fourth quarter. We expect the projected 2010 total costs of $30 from the Defense segment realignment action will be offset by the savings generated during 2010.

In addition to the Defense segment realignment, we incurred restructuring within our Fluid segment primarily associated with initiatives focused on our European sales and logistics functions. We do not expect to incur significant restructuring costs for the remainder of 2010 related to the European sales and logistics initiative.

We estimate future net savings of approximately $30 during 2010 and approximately $65 annually thereafter related to restructuring charges incurred during the first half of 2010.

We made restructuring payments of $32 during the second quarter of 2010, of which $7 related to actions announced during 2010 and $25 related to prior actions. We expect to make payments of approximately $11 during the remainder of 2010 related to the Defense realignment action. We expect to fund these payments through cash from operations.

See Note 5, “Restructuring and Asset Impairment Charges,” in the Notes to the Consolidated Condensed Financial Statements for additional information.

CASH FLOW SUMMARY

	Six Months Ended
	June 30
	2010	2009

Operating Activities	$356	$546
Investing Activities	(504)	(104)
Financing Activities	(148)	(402)
Foreign Exchange	(85)	15
Discontinued Operations	9	(1)

Net change in cash and cash equivalents	$(372)	$54

Operating Activities

Cash provided by operating activities during the first half of 2010 declined $190 from the prior year, primarily driven by a negative impact in accounts receivable. The change in cash flow from accounts receivable was primarily driven by the timing of collections within the Defense segment which provided favorable cash inflow during the prior year. In addition, revenue growth within our Fluid and Motion & Flow segments during the second quarter of 2010 generated a higher ending accounts receivable balance at June 30, 2010 as compared to the same measure in the prior year. Within the other components of working capital, year-to-year changes within inventories and accounts payable, largely offsetting each other, were both primarily due to the Defense segment. The changes in inventory resulted in a source of cash primarily related to reduced program activity on the CREW 2.1 and SINCGARS platforms within our Defense segment. The change in accounts payable primarily related to the timing of cash payments as well as a reduction in subcontractor activity. Cash paid for taxes increased $87 as compared to the prior year, primarily reflecting a $40 extension payment made during the first quarter of 2010 and higher estimated U.S. and foreign taxable income for 2010. Although income from continuing operations decreased $14 from the prior year, this decline included the impact of a $58 non-cash tax benefit recorded in the first quarter of 2009.

Investing Activities

For the six months ended June 30, 2010, we spent $401 on acquisitions, net of cash received, primarily related to our acquisition of Nova which closed during the second quarter of 2010. Capital expenditures during the first six months of 2010 were $106, an increase of $19 over the prior year, primarily related to additional investments in support of our ADS-B contract with the Federal Aviation Administration.

Financing Activities

During the second quarter of 2009 we repaid a substantial portion of our outstanding commercial paper balance through the issuance of $1 billion of long-term debt. During the second quarter of 2010 we paid $70 to retire two outstanding debentures due in 2011. Cash from financing activities was also impacted by an increase in dividend payments due to timing, as we made three payments during the first half of 2010 and two payments during the first half of 2009 as well as a 17.6% increase during 2010 in the quarterly dividend per share declared.

Foreign Exchange

The currency exchange rate effect on cash and cash equivalents was a reduction in cash of $85 for the six months ended June 30, 2010, and an increase in cash of $15 for the six months ended June 30, 2009, primarily due to the fluctuation of the Euro-U.S. Dollar exchange rate over these time periods.

Discontinued Operations

During the first six months of 2010, we generated net cash from operating activities of discontinued operations of $9 related to a component of our Defense segment that was classified as a discontinued operation during the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows. We have the ability to meet our additional short-term funding requirements through the issuance of commercial paper. Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. Significant factors that affect our overall management of liquidity include our credit ratings, the adequacy of commercial paper and supporting bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result may alter the mix of our short- and long-term financing, when advantageous to do so. Our credit ratings as of June 30, 2010 are as follows:

	Short-Term	Long-Term
Rating Agency	Debt	Debt

Standard & Poor’s	A-2	BBB+
Moody’s Investors Service	P-2	Baa1
Fitch Ratings	F2	A−

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We have and will continue to transfer cash from the international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so.

We expect that available cash, our committed credit facility and access to the public debt markets will provide adequate short-term and long-term liquidity. We believe that cash flows from operations and our access to the commercial paper market are sufficient to meet our short-term funding requirements. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including available cash and our existing committed credit facility, would be sufficient to meet our short-term funding requirements. During the second quarter of 2010, we called $69 of face value debentures due in 2011. We recognized $3 of net expense related to this early retirement.

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

Current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases. During the first quarter of 2010, we acquired Nova Analytics which was funded through a mix of cash and commercial paper. On June 21, 2010 we executed an agreement to acquire 100% of the privately held Godwin for $585. The Godwin acquisition is expected to close in the third quarter of 2010 and will primarily be funded through the issuance of commercial paper.

	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$844	$1,216

Short-term debt and current maturities of long-term debt	106	75
Long-term debt	1,363	1,431

Total debt	1,469	1,506

Total shareholders’ equity	4,022	3,878

Total capitalization (debt plus equity)	$5,491	$5,384

Debt to total capitalization	26.8%	28.0%
Net debt (debt less cash and cash equivalents)	625	290
Net capitalization (debt plus equity less cash and cash equivalents)	4,647	4,168
Net debt to net capitalization	13.4%	7.0%

Credit Facilities and Commercial Paper Program

In November 2005, ITT entered into a five-year revolving credit agreement in the aggregate principal amount of $1.25 billion. Effective November 8, 2007, ITT exercised its option to increase the principal amount under the revolving credit agreement to $1.75 billion. As of June 30, 2010, we were in compliance with the financial covenants specified under this agreement.

The revolving credit agreement is intended to provide additional liquidity as a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. As of June 30, 2010 and December 31, 2009, the commercial paper balance was $80 and $55, respectively.

CRITICAL ACCOUNTING ESTIMATES

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting estimates during the second quarter of 2010.

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

See Note 18 “Commitments and Contingencies,” in the Notes to Consolidated Condensed Financial Statements for further information.

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2009 Annual Report on Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs(2)	Plans or Programs
				(In millions)

4/1/10 — 4/30/10	—	$—	—	$569.2
5/1/10 — 5/31/10	—	$—	—	$569.2
6/1/10 — 6/30/10	—	$—	—	$569.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a $1 billion share repurchase program. On December 16, 2008, we announced that the ITT Board of Directors had approved the elimination of the original three-year term with respect to the repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, repay debt, complete strategic acquisitions, and repurchase common stock. As of June 30, 2010, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2010, the Company held its annual meeting of shareholders. At the annual meeting, the persons whose names are set forth below were elected as directors, constituting the entire Board of Directors. Relevant voting information for each person follows:

	Votes For	Withheld

Curtis J. Crawford	130,787,606	4,065,289
Christina A. Gold	124,710,201	10,142,694
Ralph F. Hake	124,763,932	10,088,963
John J. Hamre	133,144,217	1,708,678
Paul J. Kern	133,204,423	1,648,472
Steven R. Loranger	131,459,821	3,393,074
Frank T. MacInnis	123,333,207	11,519,688
Surya N. Mohapatra	126,190,926	8,661,969
Linda S. Sanford	124,587,143	10,265,752
Markos I. Tambakeras	132,985,754	1,867,141

In addition to the election of directors, three other votes were taken at the meeting:

•	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2010 was ratified by a vote of 139,461,631 shares voting for and 11,403,718 shares voting against the proposal. Shares abstained and broker non-votes totaled 187,093.

•	The shareholder proposal requesting that the Company provide, within six months of the annual meeting, a comprehensive report, at reasonable cost and omitting proprietary and classified information, of the foreign sales of military and weapons-related products and services by the Company was rejected by a vote of 98,262,764 shares voting against and 7,871,301 shares voting for the proposal. Shares abstained and broker non-votes totaled 44,918,317.

•	The shareholder proposal requesting that the Company take the steps necessary to amend its bylaws and each appropriate governing document to give holders of 10% of its outstanding common stock (or the lowest percentage allowed by law above 10%) the power to call a special shareholder meeting was ratified by a vote of 70,519,538 shares voting for and 63,612,163 shares voting against the proposal. Shares abstained and broker non-votes totaled 16,920,742.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

August 2, 2010

EXHIBIT INDEX

Exhibit
Number	Description	Location

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language):(i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.