Form 10-Q
period 2010-09-30
ITT Corp
filed 2010-11-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

As of October 20, 2010, there were outstanding 183.6 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009

Product revenue	$2,052	$2,036	$6,133	$6,131
Service revenue	591	604	1,827	1,734

Total revenue	2,643	2,640	7,960	7,865

Cost of product revenue	1,357	1,349	4,085	4,158
Cost of service revenue	518	531	1,608	1,518

Total cost of revenue	1,875	1,880	5,693	5,676

Gross profit	768	760	2,267	2,189

Selling, general and administrative expenses	396	381	1,149	1,147
Research and development expenses	60	58	183	168
Asbestos-related costs, net	341	223	368	224
Restructuring and asset impairment charges, net	3	9	30	40

Operating (loss) income	(32)	89	537	610

Interest expense	26	25	74	74
Interest income	3	14	14	22
Miscellaneous (income) expense, net	(7)	3	1	9

(Loss) income from continuing operations before income tax expense	(48)	75	476	549
Income tax (benefit) expense	(60)	11	94	101

Income from continuing operations	12	64	382	448
Income (loss) from discontinued operations, including income tax benefit of $1, $4, $6 and $3, respectively	133	(5)	147	(3)

Net income	$145	$59	$529	$445

Earnings (Loss) Per Share
Basic:
Continuing operations	$0.07	$0.35	$2.08	$2.46
Discontinued operations	0.72	(0.03)	0.80	(0.02)

Net income	$0.79	$0.32	$2.88	$2.44

Diluted:
Continuing operations	$0.07	$0.35	$2.06	$2.44
Discontinued operations	0.71	(0.03)	0.80	(0.02)

Net income	$0.78	$0.32	$2.86	$2.42

Weighted average common shares — basic	184.1	182.7	183.8	182.4
Weighted average common shares — diluted	185.3	184.3	185.2	183.7
Cash dividends declared per common share	$0.25	$0.2125	$0.75	$0.6375

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$912	$1,216
Receivables, net	1,911	1,754
Inventories, net	942	802
Deferred income taxes	231	232
Other current assets	262	206
Assets of discontinued operations	—	141

Total current assets	4,258	4,351

Plant, property and equipment, net	1,149	1,050
Deferred income taxes	816	583
Goodwill	4,271	3,788
Other intangible assets, net	783	501
Asbestos-related assets	905	604
Other non-current assets	278	252

Total non-current assets	8,202	6,778

Total assets	$12,460	$11,129

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,269	$1,273
Accrued expenses	1,074	1,020
Accrued taxes	59	103
Short-term debt and current maturities of long-term debt	279	75
Postretirement benefits	73	73
Deferred income taxes	38	36
Liabilities of discontinued operations	—	44

Total current liabilities	2,792	2,624

Postretirement benefits	1,763	1,788
Long-term debt	1,364	1,431
Asbestos-related liabilities	1,512	867
Other non-current liabilities	700	541

Total non-current liabilities	5,339	4,627

Total liabilities	8,131	7,251

Shareholders’ Equity
Common stock:
Authorized — 500 shares, $1 par value per share (206.9 shares issued), Outstanding — 183.6 shares and 182.9 shares, respectively(a)	183	181
Retained earnings	5,168	4,737
Accumulated other comprehensive (loss) income:
Postretirement benefits	(1,342)	(1,388)
Cumulative translation adjustments	309	336
Unrealized gain on investment securities	11	12

Total accumulated other comprehensive loss	(1,022)	(1,040)

Total shareholders’ equity	4,329	3,878

Total liabilities and shareholders’ equity	$12,460	$11,129

(a)	Shares outstanding include unvested restricted common stock of 1.0 and 1.3 at September 30, 2010 and December 31, 2009, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended September 30
	2010	2009

Operating Activities
Net income	$529	$445
Less: Income (loss) from discontinued operations	147	(3)

Income from continuing operations	382	448
Adjustments to income from continuing operations:
Depreciation and amortization	214	214
Stock-based compensation	23	23
Asbestos-related costs, net	368	224
Restructuring and asset impairment charges, net	30	40
Payments for restructuring	(50)	(62)
Contributions to pension plans	(13)	(52)
Change in receivables	(105)	178
Change in inventories	(40)	12
Change in accounts payable	27	9
Change in accrued expenses	13	64
Change in accrued and deferred taxes	(209)	(33)
Change in other assets	(4)	(92)
Change in other liabilities	5	59
Other, net	13	16

Net Cash — Operating Activities	654	1,048

Investing Activities
Capital expenditures	(174)	(140)
Acquisitions, net of cash acquired	(994)	(34)
Proceeds from sale of assets and businesses	250	13
Other, net	1	—

Net Cash — Investing Activities	(917)	(161)

Financing Activities
Short-term debt, net	206	(1,435)
Long-term debt repaid	(71)	(21)
Long-term debt issued	1	992
Proceeds from issuance of common stock	17	5
Dividends paid	(176)	(109)
Tax impact from stock-based compensation	3	—
Other, net	4	4

Net Cash — Financing Activities	(16)	(564)

Exchange rate effects on cash and cash equivalents	(27)	53
Net cash from discontinued operations	2	7

Net change in cash and cash equivalents	(304)	383
Cash and cash equivalents — beginning of period	1,216	965

Cash and cash equivalents — end of period	$912	$1,348

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$46	$46
Income taxes	$289	$135

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above cash flow statements.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars and share amounts in millions, except per share amounts, unless otherwise stated)

1)	Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT’s 2009 Annual Report on Form 10-K (2009 Annual Report) in preparing these unaudited financial statements. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported, and such estimates could differ from actual results. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2009 Annual Report. Certain prior year amounts have been reclassified to conform to current year presentation.

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

In October 2009, the FASB issued ASU No. 2009-14, which amended the accounting requirements for software revenue recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of the software revenue recognition literature. The amendments align the accounting for these revenue transaction types with the amendments described under ASU 2009-13 above. The guidance provided within ASU 2009-14 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We currently plan on adopting the provisions of this ASU on January 1, 2011 and are in the process of evaluating the impact that adoption will have on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We currently plan on adopting the provisions of this ASU on January 1, 2011 and are in the process of evaluating the impact that adoption will have on our consolidated financial statements.

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

During the first nine months of 2010 we spent an aggregate of $994, net of cash acquired, primarily on the acquisitions of Nova Analytics Corporation (Nova) and Godwin Pumps of America, Inc. and Godwin Holdings Limited (collectively referred to as Godwin). The results of operations and cash flows from our 2010 acquisitions have been included in our consolidated financial statements prospectively from their date of acquisition. We do not consider any of our 2010 acquisitions to be material to our consolidated financial statements either individually or in the aggregate. Provided below is additional information related to the Nova and Godwin acquisitions.

During the first nine months of 2009, we spent $34, net of cash acquired, primarily on the acquisition of Laing GmbH which is reported within our Fluid Technology segment (Fluid segment). Our acquisitions in the first nine months of 2009 are not considered material individually or in the aggregate.

Nova Analytics

On March 23, 2010, we acquired 100% of the outstanding stock of Nova, a manufacturer of premium quality laboratory, field, portable and on-line analytical instruments used in water and wastewater, environmental, medical, and food and beverage applications, for a purchase price of $385, net of cash acquired. During the third quarter of 2010, we finalized the Nova purchase price with the completion of a working capital adjustment. Nova provides us with brands, technologies, distribution and aftermarket content in the analytical instrumentation market. The addition of Nova broadens the solutions our Fluid segment offers customers in key markets such as municipal water and wastewater, industrial processing, and food and beverage.

The purchase price for Nova was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of March 23, 2010. The excess of the purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation is preliminary and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets acquired, as well as the fair values of certain environmental matters, income taxes, and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets acquired at the acquisition date during the measurement period.

Of the $385 purchase price, the aggregate preliminary fair value of distributor relationships was $112, trademarks was $42 and proprietary technology was $10. Other assets acquired and liabilities assumed as part of the acquisition were $67 primarily related to working capital balances and $78 primarily related to deferred tax liabilities, respectively. The excess of the purchase price over the preliminary fair value of net assets acquired was $232 (which is not expected to be deductible for income tax purposes). The goodwill arising from the acquisition consists largely of the planned expansion of the Nova footprint to new geographic markets, synergies and economies of scale. All of the goodwill has been assigned to the Fluid segment.

Godwin Pumps

On August 3, 2010, we acquired 100% of the privately-held stock of Godwin for a preliminary purchase price of $580, net of cash acquired, which is subject to a net worth adjustment to be finalized within 120 days from the acquisition date. Godwin is a supplier and servicer of automatic self-priming and on-demand pumping solutions serving the global industrial, construction, mining, municipal, oil and gas dewatering markets. The addition of Godwin’s specialized products and skills to our Fluid segment’s broad submersible pump portfolio and global sales and distribution network provides significant geographic expansion opportunities.

The purchase price for Godwin was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of August 3, 2010. The excess of the purchase price over the preliminary net assets acquired was recorded as goodwill. The purchase price allocation is preliminary and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and residual goodwill. We expect to obtain the information necessary to finalize the fair value of the net assets acquired at the acquisition date during the measurement period.

Of the $580 purchase price, the aggregate fair value of customer relationships was $107, trademarks was $46 and proprietary technology was $14. Other assets acquired as part of the acquisition were $190, primarily including rental equipment, inventory, and trade receivables. Liabilities assumed as part of the acquisition were $29. The excess of the purchase price over the fair value of net assets acquired was $252, a significant portion of which is expected to be deductible for income tax purposes. The goodwill arising from the acquisition is primarily related to the planned geographic expansion of Godwin’s operations. All of the goodwill has been assigned to the Fluid segment.

4)	Discontinued Operations

During the second quarter of 2010 our Board of Directors provided approval to pursue the sale of CAS, Inc. (CAS), a component of our Defense & Information Solutions business segment (Defense segment) engaging in systems engineering and technical assistance (SETA) for the U.S. Government. The sale of CAS was completed on September 8, 2010, resulting in the recognition of a $130 after-tax gain reported as a component of income from discontinued operations within our Consolidated Condensed Income Statements. This transaction resulted in a tax benefit of $4 primarily due to the difference in the book and tax bases of CAS. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of CAS, nor do we expect significant continuing cash flows from CAS. Accordingly, the financial position and results of operations from CAS are reported as a discontinued operation for the periods presented. The following table provides third-party revenue and operating income provided by CAS included within discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Revenue (third party)	$46	$59	$160	$170
Operating income	$4	$3	$13	$11

Assets and liabilities of CAS reported as discontinued operations within our Consolidated Condensed Balance Sheet are presented in the table below.

December 31,
2009

Receivables, net	$43
Plant, property and equipment, net	1
Goodwill	76
Other intangible assets, net	18
Deferred income taxes	2
Other assets	1

Total assets of discontinued operations	$141

Accounts payable	$19
Accrued expenses	17
Deferred income taxes	8

Total liabilities of discontinued operations	$44

5)	Restructuring and Asset Impairment Charges

Third Quarter 2010 Restructuring Activities

During the third quarter of 2010, we recorded a net restructuring charge of $3, reflecting costs of $1 related to new actions and $4 related to prior actions, as well as the reversal of $2 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the third quarter of 2010 are associated with strategic logistical initiatives within our Motion & Flow Control business segment (Motion & Flow segment) and primarily relate to asset impairment costs. This initiative includes the planned closure of one facility scheduled to be completed within the next six months. Planned position eliminations for actions announced during the quarter totaled 53, including 18 factory workers and 35 office workers.

The charges recognized during the quarter related to prior actions primarily relate to severance costs as we continue our ongoing realignment efforts within our Defense segment.

	Third Quarter 2010 Actions
	Costs of	Planned	Prior Actions
	Third Quarter	Position	Additional	Reversal of
	Actions	Eliminations	Costs	Accruals

Defense	$—	—	$3	$(2)
Fluid	—	—	1	—
Motion & Flow	1	53	—	—

	$1	53	$4	$(2)

First Nine Months 2010 Restructuring Activities

During the first nine months of 2010, we recorded a net restructuring charge of $30, reflecting costs of $28 related to new actions and $6 related to prior actions, as well as the reversal of $4 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first nine months of 2010 are primarily for employee severance associated with the strategic realignment of our Defense segment which was introduced during the first quarter of 2010.

The Defense realignment action, which is expected to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. As part of the strategic realignment of the Defense segment, the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. The Defense realignment action included the planned closure of 3 facilities, one of which was closed during the third quarter and the remaining two are expected to close during the fourth quarter of 2010.

In addition to the Defense segment realignment, we incurred severance restructuring costs within our Fluid segment, primarily associated with initiatives focused on our European sales and logistics functions.

Planned position eliminations for actions announced during the period totaled 785, including 236 factory workers, 526 office workers and 23 management employees. In addition to these planned position eliminations, we announced the elimination of an additional 51 positions within our Fluid segment during 2010 that related to actions initiated in the fourth quarter of 2009.

	2010 Actions
	Costs of	Planned	Prior Actions
	Nine Months	Position	Additional	Reversal of
	Actions	Eliminations	Costs	Accruals

Defense	$22	643	$—	$(2)
Fluid	5	89	5	(1)
Motion & Flow	1	53	1	(1)

	$28	785	$6	$(4)

Third Quarter 2009 Restructuring Activities

During the third quarter of 2009, we recorded a net restructuring charge of $9, reflecting costs of $7 related to new actions and $3 related to prior actions, as well as the reversal of $1 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the third quarter of 2009 primarily represent severance costs associated with headcount reductions within the Fluid and Motion & Flow segments. Planned position eliminations relating to third quarter 2009 actions totaled 171, including 68 factory workers, 98 office workers and 5 management employees. The costs recognized during the quarter for previous actions primarily reflect additional severance costs.

	Third Quarter 2009 Actions					Prior
		Lease			Planned	Actions
		Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Other Costs	Impairments	Total	Eliminations	Costs	Accruals

Defense	$—	$1	$1	$2	32	$—	$—
Fluid	3	1	—	4	89	2	(1)
Motion & Flow	1	—	—	1	50	1	—

	$4	$2	$1	$7	171	$3	$(1)

Nine Months 2009 Restructuring Activities

During the first nine months of 2009, we recorded a net restructuring charge of $40 reflecting costs of $32 related to new actions and $9 related to prior years’ plans, as well as the reversal of $1 of restructuring accruals that management determined would not be required. The charges associated with actions announced during the first nine months of 2009 primarily represent severance costs associated with reductions in headcount within the Fluid and Motion & Flow segments. Planned position eliminations relating to this period totaled 702, including 290 factory workers, 390 office workers and 22 management employees. The costs recognized during the first nine months of 2009 related to prior years’ plans primarily reflect additional severance and lease cancellation costs.

	2009 Actions
		Other					Prior
		Employee	Lease			Planned	Years’ Plans
		Related	Cancellation &	Asset		Position	Additional	Reversal of
	Severance	Costs	Other Costs	Impairments	Total	Eliminations	Costs	Accruals

Defense	$1	$—	$1	$1	$3	71	$3	$—
Fluid	18	—	2	—	20	347	4	(1)
Motion & Flow	7	1	—	—	8	273	2	—
Corporate and Other	1	—	—	—	1	11	—	—

	$27	$1	$3	$1	$32	702	$9	$(1)

Restructuring Accrual and Planned Headcount Reductions

The restructuring accrual as of September 30, 2010 was $30, presented on our Consolidated Condensed Balance Sheet within accrued expenses, which includes $28 for accrued severance and $2 for accrued facility carrying and other costs. The following table displays a rollforward of the restructuring accruals by business segment for the nine months ended September 30, 2010.

			Motion
	Defense	Fluid	& Flow	Total

Balance December 31, 2009	$4	$18	$31	$53
Additional charges for prior years’ plans	—	5	1	6
Cash payments related to prior years’ plans	(1)	(16)	(18)	(35)
Charges for 2010 actions	22	5	1	28
Cash payments related to 2010 actions	(11)	(4)	—	(15)
Reversals of prior charges	(2)	(1)	(1)	(4)
Foreign exchange translation and other	—	(1)	(2)	(3)

Balance September 30, 2010	$12	$6	$12	$30

The following table displays a rollforward of employee positions eliminated associated with restructuring activities through September 30, 2010. We expect the remaining planned headcount reductions as of September 30, 2010 will be substantially completed by the end of 2010.

Planned reductions as of December 31, 2009	407
Additional planned reductions, January 1 — September 30, 2010	836
Actual reductions, January 1 — September 30, 2010	(1,035)

Planned reductions as of September 30, 2010	208

6)	Income Taxes

Effective Tax Rate

For the quarter ended September 30, 2010 we recorded an income tax benefit of $60, compared to an income tax expense of $11 for the comparable prior year period. This fluctuation is primarily attributable to an additional tax benefit of $46 related to an increase in asbestos-related costs of $118. Our third quarter 2010 income tax also reflects a $27 benefit from the reversal of valuation allowances on certain capital loss carryforwards as it became more likely than not that these deferred tax assets would be realized.

Income tax expense was $94 for the nine months ended September 30, 2010, resulting in an effective tax rate of 19.7%, compared to income tax expense of $101 and an effective tax rate of 18.4% for the comparable prior year period. In addition to the items impacting the third quarter 2010 income tax expense mentioned above, the year-to-date 2010 effective tax rate was also impacted by a $15 reversal of uncertain tax positions due to the completion of a tax audit, partially offset by a $12 discrete income tax charge associated with the ratification of the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). Effective January 1, 2013, the Healthcare Reform Act eliminates the tax deduction for benefits related to subsidies received for prescription drug benefits provided under retiree healthcare benefit plans that were determined to be actuarially equivalent to Medicare Part D.

The effective tax rate for the nine months ended September 30, 2009 was primarily impacted by the restructuring of certain international legal entities, which reduced our income tax provision by $58. This reduction was based on a determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be indefinitely reinvested and the associated deferred tax liability would no longer be required.

Uncertain Tax Positions

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of September 30, 2010 and December 31, 2009, we had $188 and $171, respectively, of total uncertain tax positions recorded. The amount of uncertain tax positions that would affect the effective tax rate is $81 and $89, as of September 30, 2010 and December 31, 2009, respectively. We do not believe that the total amount of uncertain tax positions will significantly change within twelve months of the reporting date.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Condensed Income Statement. We have accrued $20 and $23 for payment of interest and penalties as of September 30, 2010 and December 31, 2009, respectively.

7)	Earnings Per Share

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Income from continuing operations	$12	$64	$382	$448

Weighted average common shares outstanding	182.5	181.2	182.2	180.9
Add: Weighted average restricted stock awards outstanding(a)	1.6	1.5	1.6	1.5

Basic weighted average common shares outstanding	184.1	182.7	183.8	182.4
Add: Dilutive impact of stock options	1.2	1.6	1.4	1.3

Diluted weighted average common shares outstanding	185.3	184.3	185.2	183.7

Basic earnings per share	$0.07	$0.35	$2.08	$2.46

Diluted earnings per share	$0.07	$0.35	$2.06	$2.44

Anti-dilutive stock options	2.2	1.7	2.1	4.0
Weighted average exercise price of anti-dilutive stock options	$54.30	$54.45	$54.42	$49.21

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

8)	Comprehensive Income

	Three Months Ended September 30
	2010			2009
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Net income			$145			$59
Other comprehensive income:
Net foreign currency translation adjustments	$184	$—	184	$96	$—	96
Changes in postretirement benefit plans	24	(9)	15	16	(6)	10
Net change in unrealized gain on investment securities:
Unrealized holding gains arising during period	1	—	1	—	—	—
Less: Reclassification adjustment for realized gains	7	(3)	4	—	—	—

Net change in unrealized gain on investment securities	(6)	3	(3)	—	—	—
Other comprehensive income	$202	$(6)	196	$112	$(6)	106

Comprehensive income			$341			$165

	Nine Months Ended September 30
	2010			2009
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Net income			$529			$445
Other comprehensive income (loss):
Net foreign currency translation adjustments	$(27)	$—	(27)	$144	$—	144
Changes in postretirement benefit plans	73	(27)	46	48	(18)	30
Net change in unrealized gain on investment securities:
Unrealized holding gains arising during period	5	(2)	3	—	—	—
Less: Reclassification adjustment for realized gains	7	(3)	4	—	—	—

Net change in unrealized gain on investment securities	(2)	1	(1)	—	—	—
Other comprehensive income (loss)	$44	$(26)	18	$192	$(18)	174

Comprehensive income			$547			$619

9)	Receivables, Net

	September 30,	December 31,
	2010	2009

Trade	$1,522	$1,379
Unbilled contract receivables	380	373
Other	59	56

Receivables, gross	1,961	1,808
Less: allowance for doubtful accounts and cash discounts	(50)	(54)

Receivables, net	$1,911	$1,754

Unbilled contract receivables represent revenue recognized on long-term contracts that arise based on performance attainment which, though appropriately recognized, cannot be billed as of the balance sheet date. We expect to bill and collect substantially all of the September 30, 2010 unbilled contract receivables during the next twelve months as scheduled performance milestones are completed or units are delivered.

Our outstanding trade accounts receivable balance from the U.S. Government was $382 and $327 as of September 30, 2010 and December 31, 2009, respectively.

10)	Inventories, Net

	September 30,	December 31,
	2010	2009

Finished goods	$230	$176
Work in process	112	57
Raw materials	350	253

	692	486

Inventoried costs related to long-term contracts	342	391
Less: progress payments	(92)	(75)

Inventoried costs related to long-term contracts, net	250	316

Inventories, net	$942	$802

11)	Plant, Property and Equipment, Net

	September 30,	December 31,
	2010	2009

Land and improvements	$59	$57
Buildings and improvements	637	609
Machinery and equipment	1,764	1,688
Equipment held for lease or rental	127	72
Furniture, fixtures and office equipment	228	220
Construction work in progress	154	157
Other	27	22

	2,996	2,825
Less: accumulated depreciation and amortization	(1,847)	(1,775)

Plant, property and equipment, net	$1,149	$1,050

12)	Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 by business segment are as follows:

			Motion	Corporate
	Defense	Fluid	& Flow	and Other	Total

Balance as of January 1, 2010	$2,132	$1,165	$486	$5	$3,788
Goodwill acquired during the period	3	491	—	—	494
Foreign currency translation	—	(7)	(4)	—	(11)

Balance as of September 30, 2010	$2,135	$1,649	$482	$5	$4,271

Goodwill disposed during the period	$76	$—	$—	$—	$76

Goodwill disposed during the period relates to the sale of CAS on September 8, 2010. See Note 4, “Discontinued Operations” for further information.

Information regarding other intangible assets is as follows:

	September 30, 2010			December 31, 2009
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangibles:
Distributor and customer relationships	$853	$(291)	$562	$625	$(236)	$389
Proprietary technology	89	(29)	60	66	(24)	42
Trademarks	36	(10)	26	35	(8)	27
Patents and other	49	(22)	27	45	(20)	25
Indefinite-lived intangibles:
Brands and trademarks	108	—	108	18	—	18

Other intangible assets, net	$1,135	$(352)	$783	$789	$(288)	$501

Intangible assets related to the acquisition of Nova included $112 of distributor relationships, $42 of trademarks and $10 of proprietary technology. The distributor relationships are expected to be amortized over a weighted average period of 19 years and the proprietary technology is expected to be amortized over a weighted average period of 11 years from the date of acquisition. The trademarks have been assigned an indefinite life.

Intangible assets related to the acquisition of Godwin included $107 of customer relationships, $46 of trademarks and $14 of proprietary technology. The customer relationships are expected to be amortized over a weighted average period of 10 years and the proprietary technology is expected to be amortized over a weighted average period of 16 years from the date of acquisition. The trademarks have been assigned an indefinite life.

Amortization expense related to finite-lived intangible assets for the nine months ended September 30, 2010 and 2009 was $64 and $76, respectively. We expect to incur amortization expense of $22 over the remaining three months of 2010.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

2011	2012	2013	2014	2015

$85	$76	$59	$54	$50

13)	Other Non-Current Assets

	September 30,	December 31,
	2010	2009

Other employee benefit-related assets	$101	$87
Capitalized software costs	88	65
Long-term third party receivables, net	42	44
Equity and cost method investments	4	28
Pension assets and prepaid benefit plan costs	17	16
Other	26	12

Other non-current assets	$278	$252

14)	Debt

	September 30,	December 31,
	2010	2009

Commercial paper	$258	$55
Short-term loans	11	10
Current maturities of long-term debt and other	10	10

Short-term debt and current maturities of long-term debt	279	75

Non-current maturities of long-term debt	1,322	1,392
Non-current capital leases	4	4
Deferred gain on interest rate swaps	46	50
Unamortized discounts and debt issuance costs	(8)	(15)

Long-term debt	1,364	1,431

Total debt	$1,643	$1,506

The fair value of total debt, excluding the deferred gain on interest rate swaps, was $1,803 and $1,547 as of September 30, 2010 and December 31, 2009, respectively.

In August 2010, we replaced the $1.75 billion November 2005 Credit Facility with a new three-year $1.5 billion revolving credit agreement (August 2010 Credit Facility). The interest rate for borrowings under the August 2010 Credit Facility is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects the Company’s debt rating. The commitment fee on the August 2010 Credit Facility is 0.225% of the total commitment. The provisions of the August 2010 Credit Facility require that we maintain an interest coverage ratio, as defined, of 3.5 times. At September 30, 2010, our interest coverage ratio was in excess of the minimum requirements.

During the second quarter of 2010, we called $69 of face value debentures due in 2011. We recognized $3 of net expense related to this early retirement.

15)	Other Non-Current Liabilities

	September 30,	December 31,
	2010	2009

Deferred income taxes and other tax-related accruals	$336	$174
Environmental	125	128
Compensation and other employee-related benefits	119	123
Product liability, guarantees and other legal matters	72	63
Other	48	53

Other non-current liabilities	$700	$541

16)	Employee Benefit Plans

Components of net periodic benefit cost for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Benefits		Pension		Other Benefits
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$31	$24	$1	$2	$93	$75	$5	$6
Interest cost	84	84	10	11	251	247	30	32
Expected return on plan assets	(110)	(108)	(5)	(5)	(329)	(325)	(16)	(14)
Amortization of prior service cost (credit)	1	1	—	1	3	3	(1)	3
Amortization of actuarial loss	21	14	2	4	63	35	8	11

Total net periodic benefit cost	$27	$15	$8	$13	$81	$35	$26	$38

Amounts recognized in the Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009 consist of:

	Pension		Other Benefits
	2010	2009	2010	2009

Other non-current assets	$17	$16	$—	$—
Current liabilities	(24)	(24)	(49)	(49)
Non-current liabilities	(1,367)	(1,384)	(396)	(404)

	$(1,374)	$(1,392)	$(445)	$(453)

We contributed approximately $7 and $13 to our various plans during the three and nine months ended September 30, 2010, respectively. Additional contributions ranging between $3 and $5 are expected during the remainder of 2010.

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

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009

Compensation costs on equity-based awards	$7	$8	$23	$24
Compensation (benefit) costs on liability-based awards	(7)	5	(7)	7

Total compensation costs, pre-tax	$—	$13	$16	$31

Future tax benefit	$—	$4	$4	$10

At September 30, 2010, there was $50 of total estimated unrecognized compensation cost related to unvested NQOs and restricted stock. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years. Total estimated unrecognized compensation cost projected to be incurred for the TSR based on performance measurements as of September 30, 2010 was $6 and is expected to be recognized over a weighted average period of 1.6 years. Actual performance measurements in future periods may differ from current estimates and positively or negatively impact the total compensation cost to be recognized as well as create volatility between periods. Payments totaling $18 were made during the first quarter of 2010 to settle the outstanding obligation associated with the 2007 TSR award grants.

18)	Commitments and Contingencies

From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to asbestos liabilities, environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to vigorously defend against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our cash flow, results of operations, or financial condition on a consolidated basis in the foreseeable future, unless otherwise noted below.

Asbestos Matters

Background:

ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

As of September 30, 2010, there were 103,939 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2010	2009

Pending claims(a) — January 1	104,679	103,006
New claims(b)	4,748	2,608
Settlements	(708)	(774)
Dismissals	(5,271)	(1,927)
Adjustment(c)	491	3,208

Pending claims(a) — September 30	103,939	106,121

(a)	We had previously indicated that 34,869 claims related to maritime actions, almost all of which were filed in the United States District Court for the Northern District of Ohio, were not included in the count of asserted claims because the Company believed they would not be litigated. In August 2010, these cases were dismissed.

(b)	In September 2010, ITT executed an amended cost sharing agreement related to a business we disposed of a number of years ago. The amended agreement provides for a sharing of costs for claims resolved between 2010 and 2019 naming ITT or the entity which acquired the disposed business. Excluded from the table above are 882 pending claims associated with the amended cost sharing agreement that were not filed against ITT.

(c)	Reflects an adjustment to increase the number of open claims as a result of transitioning claims data from our primary insurance companies to an internal database.

Frequently, plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the 103,939 pending claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 41,328 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that a large majority of the 103,939 open claims have little or no value. The average cost per resolved claim for the nine months ended September 30, 2010 and 2009 was

$15.1 thousand and $11.3 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.

Beginning in the third quarter of 2009, the Company recorded an undiscounted asbestos liability, including legal fees, for costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. Prior to the third quarter of 2009, we recognized a liability only in respect of pending claims. While it was probable that we would incur additional costs for future claims to be filed against the Company, a liability for potential future claims was not reasonably estimable. See Note 19 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements within our 2009 Annual Report for further information about the factors leading to the development of an estimate of the liability for potential future claims in the third quarter of 2009.

The Company has also recorded an asbestos asset, comprised predominantly of an insurance asset and expected recoveries from other responsible parties. The asbestos asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims to be filed over the next 10 years. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of possible insurer insolvencies.

The methodology used to estimate our total liability for pending and unasserted future asbestos claims relies upon and includes the following key factors:

•	interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

•	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

•	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s most recent claims experience history;

•	an analysis of the Company’s pending cases, by disease type;

•	an analysis of the Company’s most recent history to determine the average settlement and resolution value of claims, by disease type;

•	an analysis of the Company’s defense costs in relation to its settlement costs and resolved claims;

•	an adjustment for inflation in the future average settlement value of claims and defense costs; and

•	an analysis of the time over which the Company is likely to resolve asbestos claims.

Our methodology determines a point estimate based upon our assessment of the value of each underlying assumption, rather than a range of estimates of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos-related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we reassess the projected liability of unasserted asbestos claims to be filed over the next 10 years based upon the trends we are experiencing in those factors to which the liability is most sensitive, maintaining a rolling 10-year projection. In the third quarter each year, we conduct a detailed study with the assistance of outside consultants to review and update as appropriate the underlying assumptions used in our liability and asset estimates. Additionally, we periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.

See Note 19 within our 2009 Annual Report for further information about the methodology used to estimate our total liability for pending and unasserted future asbestos claims and our estimate of probable recoveries related to those liabilities.

Third Quarter 2010 Charge:

In the third quarter of 2010, we conducted our annual detailed study with the assistance of outside consultants to review and update the underlying assumptions used in our liability and asset estimates. During this study, the underlying assumptions were updated based on our actual experience since our last detailed review in the third quarter of 2009, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of this study, we increased our estimated undiscounted asbestos liability, including legal fees, by $691, reflecting costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The increase in our estimated liability is a result of several developments, including higher settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs.

Further, in the third quarter of 2010, the Company recorded a $372 increase in its asbestos-related assets based on the results of this study. These assets are comprised of an insurance asset, as well as receivables from other responsible parties. See discontinued operations discussion below for further information about receivables from parties other than insurers.

The third quarter 2010 and 2009 net asbestos charges are summarized as follows:

	2010		2009
	Pre-tax	After-tax	Pre-tax	After-tax

Continuing operations	$341	$211	$223	$139
Discontinued operations	(10)	(6)	13	8

Total	$331	$205	$236	$147

The charge recorded in 2010 reflects an updated assessment of pending and estimated future claims, while the 2009 charge was the result of both the initial recognition of the claims expected to be incurred over the following 10 years, as well as an updated assessment of pending claims.

Third Quarter 2010 Changes in Financial Position:

The Company’s estimated asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending and estimated unasserted asbestos claims to be filed within the next 10 years was $618 as of September 30, 2010 and $267 as of December 31, 2009. The following table provides a rollforward of the estimated total asbestos liability and related assets for the nine months ended September 30, 2010 and 2009.

	2010			2009
	Liability	Asset	Net	Liability	Asset	Net

Balance as of January 1	$933	$666	$267	$228	$201	$27
Changes in estimate during the period:
Continuing operations	570	202	368	642	419	223
Discontinued operations	170	180	(10)	72	58	14
Net cash activity	(34)	(27)	(7)	(25)	(19)	(6)
Other adjustments	(11)	(11)	—	—	—	—

Balance as of September 30	$1,628	$1,010	$618	$917	$659	$258

The total asbestos liability and related assets as of September 30, 2010 and December 31, 2009 includes $116 and $66 presented within accrued expenses and $105 and $62 presented within other current assets on our Consolidated Condensed Balance Sheets, respectively.

The underlying asbestos liability and corresponding asset are based upon current, known information. However, future events affecting the key factors and other variables for either the asbestos liability or the asbestos asset could cause the actual costs or recoveries to be higher or lower than currently estimated, which could have a material effect on our financial statements. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position and on the results of operations or cash flows for a particular period.

Discontinued Operations:

At September 30, 2010 and December 31, 2009, $246 and $75 of the liability and $244 and $64 of the asset related to a business which we disposed of a number of years ago that is reported as a discontinued operation. The increase in the liability and asset resulted from an amended cost sharing agreement executed in September 2010 with the entity that acquired the disposed business. The amended agreement provided for a sharing of the claims settled between 2010 and 2019 naming ITT or the entity which acquired the disposed business. In the future years, the liability for sharing the claims gradually transitions away from ITT such that ITT will have no responsibility for claims in 9 to 10 years. Under the prior cost sharing agreement, costs were shared equally. The amended cost sharing agreement also provides for the sharing of certain insurance policies. Prior to executing the amended cost sharing agreement in September 2010, we recorded a liability for this discontinued operation based on pending claims and unasserted claims estimated to be filed over the next 10 years against ITT. As part of amending the cost sharing agreement, for the first time, ITT was provided with the key data necessary to estimate the exposure related to the shared pending and future claims. The estimate of the additional liability and asset recorded as a result of the amended cost sharing agreement were calculated in a manner consistent with the approach used to estimate ITT’s stand-alone asbestos liabilities and assets.

Future Cash Flows:

We have estimated that we will be able to recover 62% of the asbestos costs (defense and settlement costs) for pending claims as well as unasserted claims to be filed over the next 10 years from our insurers or other responsible parties. However, because there are gaps in our insurance coverage, reflecting the insolvency of certain insurers and prior insurance settlements, and we expect that certain policies from some of our insurers will exhaust within the next 10 years, the recovery percentage is expected to decline for potential additional asbestos liabilities. Insurance coverage in the tenth year of our estimate of the asbestos claims liability is currently projected to be approximately 25%. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Subject to the qualifications regarding uncertainties previously described, it is expected that future annual cash payments, net of recoveries related to pending claims and unasserted claims to be filed within the next 10 years, will extend through approximately 2022 due to the time lag between the filing of a claim and its resolution. These annual net cash outflows are projected to average $25 over the next five years, as compared to approximately $10 to $15 in the past three years, and increase to an average of approximately $50 to $60 over the remainder of the projection period.

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

The following table illustrates the activity related to our accrued liabilities for these environmental matters.

	2010	2009

Beginning balance January 1	$140	$135
Change in estimates for pre-existing accruals, foreign exchange and other	7	17
Payments	(11)	(11)

Ending balance September 30	$136	$141

The following table illustrates the reasonably possible low- and high-end range of estimated liability, and number of active sites for these environmental matters.

	September 30,	December 31,
	2010	2009

Low-end range	$123	$113
High-end range	$262	$249
Number of active environmental investigation and remediation sites	99	98

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

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability losses described above. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. We are prepared to pursue legal remedies against the remaining defendants where reasonable negotiations are not productive.

ITT provides an indemnity to U.S. Silica Company for silica personal injury suits filed prior to September 12, 2005 against our former subsidiary Pennsylvania Glass Sand (PGS). ITT sold the stock of PGS to U.S. Silica

Company in 1985. Over the past several years, the majority of the silica cases involving PGS have been dismissed without payment. Currently there are fewer than 4,000 cases pending against PGS. The Company expects that the majority of the remaining cases will also be dismissed. Our indemnity had been paid in part by our historic product liability carrier, however, in September 2005, the carrier communicated to us that it would no longer provide insurance for these claims. On October 4, 2005, we filed a suit against the insurer, ITT v. Pacific Employers Insurance Co., CA No. 05CV 5223, in the Superior Court for Los Angeles, CA, seeking defense costs and indemnity from the insurance carrier for PGS product liabilities. In April 2007, the Court granted our motion for summary judgment on the carrier’s duty to defend the silica cases; however, that decision was overturned on appeal. The matter was returned to the Superior Court in part for determination of several factual issues. We will continue to seek past and future defense costs for these cases from this carrier. We believe that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. All silica-related costs, net of expected insurance recoveries, are shared pursuant to the Distribution Agreement. Further information on the Distribution Agreement is provided within the “Business — Company History and Certain Relationships” section of our 2009 Annual Report on Form 10-K.

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

During 2007 and 2008, the Company received notice of four shareholder derivative actions each filed in the U.S. District Court for the Southern District of New York, known variously as, Sylvia Piven trustee under trust agreement dated April 3, 1973 f/b/o Sylvia B. Piven, derivatively on behalf of ITT Corporation v. Steven R. Loranger et al. and ITT Corporation (the Piven action), Norman Levy, derivatively on behalf of ITT Industries, Inc. v. Steven R. Loranger et al. and ITT Industries, Inc., Anthony Reale v. Steven R. Loranger et al. and ITT Company [sic] (Reale Action), and Robert Wilkinson v. Steven R. Loranger et al. and ITT Corporation. The cases alleged that ITT’s Board of Directors breached their fiduciary duties by failing to properly oversee ITT’s compliance programs at its Night Vision business. The Complaints sought compensatory and punitive damages for ITT from its Directors, the removal of the Directors, and the election of new directors. Three cases were consolidated into one action, In Re ITT Corporation Derivative Litigation, CA No. 07-CV-2878 (CS) (the Levy complaint was dropped on consolidation). On motion by the Company, the Piven and Wilkinson actions were dismissed. The Defendants filed a Motion to Terminate the Reale Action based on the Special Litigation Committee’s report referenced above. In a September 8, 2009 order, the Court denied the Defendants’ motion. The Defendants then filed a Motion for Reconsideration or, in the alternative, requested that the matter be certified to the Indiana Supreme Court for its interpretation of the Indiana Business Code. On June 28, 2010, the Indiana Supreme Court issued a decision on the certified question agreeing with the Defendants’ interpretation of the Indiana Business Code. The Defendants again filed a Motion to Terminate which the court granted on July 20, 2010. The matter is now concluded.

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

In December 2007, we entered into a sale leaseback agreement for our corporate aircraft, with the aircraft leased to ITT under a five-year operating lease. We have provided a residual value guarantee to the lessor for the future value of the aircraft with a maximum payment of $42. At expiration of the lease, however, if the fair value of the aircraft is less than $50, payment under the residual value guarantee would be equal to the difference between the fair value of the aircraft at expiration of the lease and $50, provided that such payment shall not exceed $42. At September 30, 2010, the projected fair value of the aircraft at expiration of the lease is estimated to be $22 less than the guaranteed amount. As this estimated loss exceeds the $5 gain we realized and deferred from the sale of the aircraft as a loss contingency, we have recorded an additional accrual of $17 in the third quarter of 2010 in our Consolidated Condensed Financial Statements.

We have a number of guarantees outstanding at September 30, 2010, for which we have not recorded material amounts either individually or in the aggregate. These guarantees may be affected by various conditions and external forces, some of which could require that payments be made under such guarantees. We do not believe such payments would have a material adverse impact on the financial position, results of operations or cash flows on a consolidated basis.

Product Warranties

We provide warranty for numerous products, the terms of which vary widely. In general, we provide warranty on our products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. Changes in our product warranty accrual for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009

Beginning balance January 1	$67	$57
Accruals for product warranties issued in the period	32	21
Changes in pre-existing warranties and estimates	13	(4)
Payments	(29)	(19)
Foreign currency translation	—	1

Ending balance September 30	$83	$56

20)	Business Segment Information

The Company’s business segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our three reporting segments are referred to as: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as asbestos and environmental liabilities, that are managed at a corporate level and are not included in the business segments’ results when evaluating performance or allocating resources. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, property, plant and equipment, and other assets.

	Three Months Ended September 30, 2010
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$810	$887	$358	$—	$(3)	$2,052
Service revenue	556	33	2	—	—	591

Total revenue	$1,366	$920	$360	$—	$(3)	$2,643

Operating income (loss)	$178	$116	$45	$(371)	$—	$(32)
Operating margin	13.0%	12.6%	12.5%	—	—	(1.2)%
Total assets	$4,133	$4,066	$1,361	$2,900	$—	$12,460

	Three Months Ended September 30, 2009
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$938	$795	$305	$—	$(2)	$2,036
Service revenue	571	31	2	—	—	604

Total revenue	$1,509	$826	$307	$—	$(2)	$2,640

Operating income (loss)	$200	$108	$40	$(259)	$—	$89
Operating margin	13.3%	13.1%	13.0%	—	—	3.4%
Total assets(a)	$4,153	$2,930	$1,323	$2,723	$—	$11,129

	Nine Months Ended September 30, 2010
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$2,538	$2,503	$1,101	$—	$(9)	$6,133
Service revenue	1,724	96	7	—	—	1,827

Total revenue	$4,262	$2,599	$1,108	$—	$(9)	$7,960

Operating income (loss)	$513	$337	$143	$(456)	$—	$537
Operating margin	12.0%	13.0%	12.9%	—	—	6.7%
Total assets	$4,133	$4,066	$1,361	$2,900	$—	$12,460

	Nine Months Ended September 30, 2009
			Motion &	Corporate
	Defense	Fluid	Flow	and Other	Eliminations	Total

Product revenue	$2,885	$2,336	$915	$—	$(5)	$6,131
Service revenue	1,625	103	6	—	—	1,734

Total revenue	$4,510	$2,439	$921	$—	$(5)	$7,865

Operating income (loss)	$557	$288	$101	$(336)	$—	$610
Operating margin	12.4%	11.8%	11.0%	—	—	7.8%
Total assets(a)	$4,153	$2,930	$1,323	$2,723	$—	$11,129

(a)	As of December 31, 2009

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

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, income from continuing operations per diluted share or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•	“organic revenue,” “organic orders,” and “organic operating income” defined as revenue, orders, and operating income, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The impact from foreign currency fluctuations is calculated as the difference in actual current period results using current period and prior period average exchange rates.

•	“adjusted income from continuing operations” and “adjusted earnings per diluted share” defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude items that may include, but are not limited to, unusual and infrequent non-operating items and non-operating tax settlements or adjustments related to prior periods. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance. A reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, is provided below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Income from continuing operations	$12	$64	$382	$448
Asbestos-related costs, net of tax(a)	205	131	205	131
Tax-related special items(b)	(17)	(7)	(22)	(68)

Adjusted income from continuing operations	$200	$188	$565	$511

Income from continuing operations per diluted share	$0.07	$0.35	$2.06	$2.44
Adjusted earnings per diluted share	$1.08	$1.02	$3.05	$2.78

(a)	The asbestos-related costs, net of tax, special items include costs recognized related to our annual third quarter asbestos assessment and initial 2009 assessment. Quarterly provisions for asbestos-related costs, net of tax which relate to maintaining the rolling 10-year projection period are not included as a special item.

(b)	The 2010 tax-related special items primarily include a $27 reversal of certain valuation allowances during the third quarter 2010 and a $15 reversal of uncertain tax positions and a $12 reduction of deferred tax assets during the first half of 2010 associated with the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). The 2009 tax-related special items primarily relate to interest received during the third quarter on a tax settlement and the reversal of deferred tax liabilities of $58 as a result of the restructuring of certain international legal entities during the first quarter of 2009.

•	“free cash flow” defined as net cash provided by operating activities, as reported in the Statement of Cash Flows, less capital expenditures and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt and interest payments. A reconciliation of free cash flow is provided below.

	Nine Months Ended
	September 30
	2010	2009

Net cash from continuing operations	$654	$1,048
Deduct: Capital expenditures	(174)	(140)

Free cash flow	$480	$908

Executive Summary

ITT reported revenue of $2,643 for the quarter ended September 30, 2010, reflecting consistent revenue results as compared to the prior year third quarter of $2,640. During the quarter our Motion & Flow segment revenue increased 17.3%, as compared to the prior year, reflecting growth across the majority of its markets. Our Fluid segment revenue results reflect growth of 11.4%, benefitting from recent acquisitions and growth in municipal markets. The growth within these segments was offset by a revenue decline of 9.5% at our Defense segment driven by reductions in CREW 2.1 Counter-IED Jammers (CREW 2.1) and Single Channel Ground and Airborne Radio (SINCGARS). Operating income for the quarter declined $121 as compared to the prior year, reflecting an increase in asbestos-related costs of $118 related to our annual third quarter assessment as well as an increase in incremental strategic business investments. Operating income during the quarter benefitted from productivity improvements from various cost-saving initiatives that more than offset rising costs. Our third quarter 2010 results generated income from continuing operations of $12, or $0.07 per diluted share, reflecting a decrease of $52, as compared to the prior year.

Additional financial highlights for the third quarter of 2010 include the following:

•	Adjusted income from continuing operations increased $12 or 6.4% from the comparable prior year adjusted amount to $200. Adjusted earnings per diluted share of $1.08 increased 5.9% versus the prior year.

•	Orders increased 19.9% over the prior year, reflecting organic growth at each segment and division.

•	The sale of CAS Inc. (CAS) was completed on September 8, 2010, resulting in the recognition of a $130 after-tax gain reported as a component of income from discontinued operations within our Consolidated Condensed Income Statements.

•	On August 3, 2010, we acquired Godwin for $580, net of cash acquired. The addition of Godwin’s specialized products and skills to our Fluid segment’s broad submersible pump portfolio and global sales and distribution network provides significant geographic expansion opportunities. See Note 3 “Acquisitions,” in the Notes to Consolidated Condensed Financial Statements for further information.

•	During the third quarter of 2010, we recognized an after-tax charge of $205 to income from continuing operations related to the annual review and update of our accrual for pending asbestos claims as well as those expected to be filed within the next 10 years, net of an estimate for related recoveries. See Note 18, “Commitments & Contingencies,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Further details related to these results are contained in the following Results of Operations and Business Segment Review sections.

2010 Outlook

Our 2010 strategic objectives remain focused on the needs of our customers and the execution of three key elements; driving productivity and market growth, differentiating organic growth through product diversification and advancement in customer solutions, and aligning our portfolio with macro trends such as aging infrastructure, growing middle class, resource scarcity and global security. Consistent with these objectives, our actions are focused on generating solid free cash flow, leveraging recent investments, and driving operating margin expansion through the realization of planned incremental productivity benefits. These cost and productivity actions include discretionary cost controls and driving incremental supply chain savings through our integrated global strategic sourcing group. Overall, we expect full year 2010 adjusted income from continuing operations per diluted share in the range of $4.28 and $4.32.

Within our Defense segment we continue to make substantial investments in research and development activities driving performance and innovations that respond to our customers’ needs. We also seek opportunities to make significant capital investments to support further diversification of our customer base into non-Department of Defense platforms such as next generation air traffic control and cyber security programs, as well as leverage the demand for U.S. capabilities internationally by expanding sales activities and investments globally. We currently project full year 2010 Defense segment revenue of approximately $6.0 billion.

Within our Fluid and Motion & Flow segments we continue to focus on our customers by aligning our activities, including service and maintenance offerings, with their needs. We plan to improve product life cycle costs by making our products more energy efficient and by reducing the total cost of ownership. We will continue to drive productivity initiatives by identifying areas for cost reduction and leveraging our business and functional strength to achieve competitive advantages. We have launched a Value-Based Commercial Excellence initiative focused on fully utilizing our Fluid and Motion & Flow segment customer facing resources in a more efficient and effective manner to drive higher organic growth. We expect to strengthen our current position around the growing global macro trends by broadening our product and service offerings through strategic acquisitions, investments in new technologies and emerging market growth. We currently project full year 2010 revenue of approximately $3.6 billion within our Fluid segment and approximately $1.4 billion within our Motion & Flow segment.

Known Trends and Uncertainties

The following list represents a summary of trends and uncertainties which could have a significant impact on our results of operations, financial position and/or cash flows:

•	The global economic environment remains in a relative state of uncertainty. Although financial markets have recovered from their lows in 2009, we consider the overall global economic recovery to be a gradual, long-term process. The potential for unforeseen adverse macroeconomic events, such as a further deterioration of the European credit markets, remains a concern and the occurrence of such events could have a significant unfavorable effect on our business.

•	The 2011 U.S. Department of Defense (DoD) budget was submitted to Congress by President Obama where it is currently under deliberation. The DoD budget request details the strategic priorities of the administration, and is aligned with the long-term priorities outlined in the 2010 Quadrennial Defense Review. These priorities include investments of an enduring nature and focus on the future challenges of modernization and transformation of forces and capabilities, such as intelligence, surveillance and reconnaissance, network communications, cyber warfare and security, unmanned aircraft and integrated logistics support. Our portfolio of defense solutions, which covers a broad range of air, sea and ground platforms and applications, aligns with the priorities outlined by the DoD. However, uncertainty related to potential changes in appropriations and priorities could materially impact our business.

•	Programs related specifically to the support of ongoing operations in Iraq and Afghanistan face declining revenue streams going forward. This expectation is reflected in our business plans. The degree to which reductions in these activities accelerate or not remains an area of uncertainty. There has been particular uncertainty around the U.S. administration’s earlier statements and intentions regarding reducing troop level presence in Afghanistan beginning in mid-2011.

•	Municipal budget constraints and deficits around the world coupled with the uncertainty within the European credit markets have led to reductions in discretionary spending. Delays and cancellations of orders and projects have continued to occur during 2010 although at a lower level than that experienced during 2009. However, within the U.S., the global trend has been partially offset by the passage of the American Recovery and Reinvestment Act (ARRA) in February 2009, which promoted additional municipal investment in infrastructure projects during 2010. According to ARRA published data, approximately 53% of the total $275 billion made available has been paid out as of September 30, 2010. A portion of our Fluid segment’s revenue is derived from municipal projects and services. Uncertainty as to the depth and duration of these economic trends and the actual benefits received from the ARRA could significantly affect our Fluid segment results.

•	The decline in real estate markets around the world, particularly within the United States and Europe, has negatively impacted demand for portions of our Fluid segment operating within the residential and commercial markets. Current external data suggests real estate markets may continue to face challenges throughout 2011. The continued uncertainty and volatility within these markets and regions could significantly affect the results of our Fluid segment.

•	A portion of our business provides pumps for the general industrial, mining, pulp and paper, chemical and petroleum processing industries. We have seen and may continue to see project delays, which could be attributable to both global and regional economic factors.

•	A portion of our Motion & Flow segment provides original equipment and aftermarket products to the automotive industry. Governmental automotive stimulus programs introduced during 2009 encouraged moderate recovery and induced increased levels of inventory restocking during 2010. However, as these programs have reached their conclusion, multiple industry reports are predicting further declines in new car sales during 2011. The potential for unfavorable trends within the automotive industry continues to exist and could negatively impact our future results.

•	The connectors industry experienced significant declines in both orders and sales during 2009. Recent connectors industry data indicates that the recovering order trend experienced during 2010 has receded over the past few months, but remains favorable compared to 2009. Due to the significant volatility experienced within this industry it is difficult to predict how order trends will be impacted during the remainder of 2010 and into 2011.

•	Portions of our business are exposed to volatility in the prices of certain commodities, such as copper, nickel and aluminum, among others. The price of these commodities has steadily risen over the past two years. Although we generally maintain long-term fixed price contracts on commodities, we are prone to exposure as these contracts expire. The potential for significant future fluctuations in commodity prices or our ability to secure favorable long-term fixed contracts could negatively impact our future results.

•	While projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict, developments in several key factors since the third quarter of 2009 negatively impacted the assumptions used in our estimates. Further deterioration in these factors could have an unfavorable effect on our estimated asbestos costs and negatively affect our results of operations. In 2011, we expect higher net asbestos charges and greater net cash outflows as a result of the effects of inflation and a decline in the amount of available insurance or other recoveries. In addition, it is probable that we will incur additional liabilities for future asbestos claims beyond our current 10-year horizon and such liabilities may be material. See Note 18 “Commitments and Contingencies,” in the Notes to Consolidated Condensed Financial Statements for further information.

•	We expect to incur approximately $36 of net periodic postretirement cost during the remainder of 2010. Changes to our postretirement benefit plans, including material declines in the fair value of our postretirement benefit plan assets or adverse changes in other macro-economic factors could affect our results of operations, as well as require us to make significant funding contributions.

The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Item 1A of our 2009 Annual Report on Form 10-K, the risk factors identified in Part II, Item IA. of this Quarterly Report and our disclosure under the caption “Forward-Looking Statements and Cautionary Statements” at the end of this section.

RESULTS OF OPERATIONS

	Three Months Ended September 30				Nine Months Ended September 30
	2010	2009	Change		2010	2009	Change

Revenue	$2,643	$2,640	0.1%		$7,960	$7,865	1.2%
Gross profit	768	760	1.1%		2,267	2,189	3.6%
Gross margin	29.1%	28.8%	30	bp	28.5%	27.8%	70	bp
Operating expenses	800	671	19.2%		1,730	1,579	9.6%
Expense to revenue ratio	30.3%	25.4%	490	bp	21.7%	20.1%	160	bp
Operating (loss) income	(32)	89	(136.0)%		537	610	(12.0)%
Operating margin	(1.2)%	3.4%	(460	)bp	6.7%	7.8%	(110	)bp
Interest and non-operating expenses, net	16	14	14.3%		61	61	—
Income tax (benefit) expense	(60)	11	—		94	101	(6.9)%
Effective tax rate	—	14.7%	—		19.7%	18.4%	130	bp
Income from continuing operations	$12	$64	(81.3)%		$382	$448	(14.7)%

Revenue

Revenue for the quarter ended September 30, 2010 was $2,643, representing a 0.1% increase as compared to the same prior year period, reflecting higher sales volumes within our Motion & Flow and Fluid segments, and benefits from our 2010 Fluid segment acquisitions. Our Motion & Flow segment grew 17.3% over the prior year primarily driven by growth across the majority of its markets with significant contributions from the automotive, connectors and general industrial markets and reflects significant growth within emerging markets. Our Fluid segment grew 11.4% over the prior year, including $87 from the acquisitions of Nova in March 2010 and Godwin in August 2010, and reflects higher sales volumes within our Water & Wastewater division and Residential & Commercial Water division. Revenue growth within the Fluid and Motion & Flow segments was almost entirely offset by a decline in Defense segment revenue. Our Defense segment was primarily impacted by volume reductions in the CREW 2.1 and domestic SINCGARS.

Revenue for the nine months ended September 30, 2010 was $7,960, representing a 1.2% increase as compared to the same prior year period. The year-to-date revenue results reflect organic growth within our Motion & Flow segment due to a general improvement in market conditions and acquisitive growth within our Fluid segment. This revenue growth was almost entirely offset by a decline in Defense segment revenue related to volume reductions in the CREW 2.1 and domestic SINCGARS.

The following table illustrates the impact of organic (decline)/growth, acquisitions and divestitures, and foreign currency translation fluctuations on revenue during these periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	$ Change	% Change	$ Change	% Change

2009 Revenue	$2,640		$7,865
Organic decline	(51)	(1.9)%	(50)	(0.6)%
Acquisitions/(divestitures), net	88	3.3%	148	1.9%
Foreign currency translation	(34)	(1.3)%	(3)	(0.1)%

Total change in revenue	3	0.1%	95	1.2%

2010 Revenue	$2,643		$7,960

During the quarter ended September 30, 2010, we received orders of $2,826, representing growth of 19.9% from the same prior year period. Orders within our Defense segment improved 25.3%, primarily related to the timing of quarterly orders as well as increased activity on commercial satellite programs. Our Fluid and Motion & Flow segments also provided favorable order growth of 13.5% and 14.9%, respectively. Our Motion & Flow segment generated order growth in each of its divisions, as compared to the prior year, primarily due to improved market conditions, while the Fluid segment growth reflected benefits from recent acquisitions, an increase in long-lead industrial projects and increased orders within the North American residential market. Orders of $7,325 were received during the nine months ended September 30, 2010, representing a decline of 2.0% as compared to the same prior year period, as growth with the Fluid and Motion & Flow segments driven by the impacts from recent acquisitions and improved market conditions, respectively, was more than offset by a 16.4% reduction in Defense segment orders. The decline in Defense segment orders was primarily attributable to significant CREW 2.1 and SINCGARS orders received during the first half of 2009.

Gross Profit

Gross profit for the quarter and nine months ended September 30, 2010 increased 1.1% and 3.6%, respectively, as compared to the same prior year periods. Gross margin during these periods increased by 30 basis points to 29.1% and 70 basis points to 28.5%, respectively. The increase for both periods was primarily the result of revenue growth from acquisitions and a mix shift to higher margin businesses within our Fluid segment, revenue growth within our Motion & Flow segment and significant benefits from cost-saving initiatives across all our business segments. The benefits from these initiatives more than offset the impacts from rising commodity, labor and other overhead costs incurred during 2010 as compared to the prior year.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2010	2009	% Change		2010	2009	% Change

Selling, general & administrative expenses	$396	$381	3.9%		$1,149	$1,147	0.2%
Research and development expenses	60	58	3.4%		183	168	8.9%
Asbestos-related costs, net	341	223	52.9%		368	224	64.3%
Restructuring and asset impairment charges, net	3	9	(66.7)%		30	40	(25.0)%

Total operating expenses	$800	$671	19.2%		$1,730	$1,579	9.6%

Expense to revenue ratio	30.3%	25.4%	490	bp	21.7%	20.1%	160	bp

Operating expenses increased 19.2% to $800 for the quarter ended September 30, 2010, as compared to the same prior year period, primarily attributable to the fluctuation in net asbestos-related costs. The increase in net asbestos-related costs reflects the impact from the annual third quarter assessment of our asbestos liability and related asbestos assets. A similar net charge was reflected in the third quarter of 2009 when we initially recorded a liability for projected unasserted claims. The charge in 2010 reflects the continued deterioration in several key factors which unfavorably affected our estimated liability. The increase in selling, general & administrative (SG&A) expenses is primarily attributable to addition of Nova and Godwin, and an increase in incremental strategic business investments. The increase in SG&A expenses was partially offset by significant benefits from cost-saving initiatives implemented across all of our business segments. SG&A expense as a percentage of revenue was 15.0% for the third quarter 2010, reflecting an increase of 60 basis points from the prior year. These fluctuations resulted in an expense to revenue ratio of 30.3%, reflecting an unfavorable 490 basis point movement from the prior year.

Operating expenses increased 9.6% to $1,730 for the nine months ended September 30, 2010, as compared to the same prior year period. The increase was primarily attributable to net asbestos-related costs, as mentioned above, as well as an increase in research and development (R&D) expenses. The $15 increase in R&D was largely due to the advancement of technology and new product development within the analytical instrumentation business of our Fluid segment and the connectors business of our Motion & Flow segment. These fluctuations resulted in an expense to revenue ratio of 21.7%, reflecting an unfavorable 160 basis point movement from the prior year.

Operating Income

We generated an operating loss of $32 for the quarter ended September 30, 2010, a decline $121 or 136.0% from the same prior year period, primarily reflecting an increase in net asbestos-related costs of $118. Operating margin for the third quarter of 2010 declined at each of our business segments primarily due to various drivers, including increased spending for strategic business investments and unfavorable foreign currency fluctuations, partially offset by productivity improvements from various cost-saving initiatives that more than offset rising costs. Our consolidated results for the third quarter 2010 reflect an unfavorable operation margin of 1.2%, a decline of 460 basis points from the same prior year period.

We generated operating income of $537 for the nine months ended 2010, reflecting a decrease of 12.0% from the same prior year period. The year-to-date decline is primarily attributable to increased net asbestos-related costs as well as an unfavorable change in mix of product. Increased material, labor and overhead costs were more than offset by the significant benefits received from cost-saving initiatives across all our business segments. These impacts resulted in a favorable operating margin of 6.7% for the year-to-date 2010 period, reflecting a decline of 110 basis points.

Interest and Non-Operating Expenses, Net

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2010	2009	% Change	2010	2009	% Change

Interest expense	$26	$25	4.0%	$74	$74	—%
Interest income	3	14	(78.6)%	14	22	(36.4)%
Miscellaneous (income) expense, net	(7)	3	(333.3)%	1	9	(88.9)%

Total interest and non-operating expenses, net	$16	$14	14.3%	$61	$61	—%

Total net interest and non-operating expenses increased $2 or 14.3% for the third quarter 2010, and was flat for the nine months ended September 30, 2010, as compared to the same prior year period. The decline in interest income was primarily due to the recognition of an $11 interest refund received in conjunction with an IRS tax settlement during the third quarter of 2009. The fluctuation in miscellaneous (income) expense, net reflects a gain recognized related to the sale of certain available-for-sale investments during the third quarter of 2010.

Income Tax Expense

For the quarter ended September 30, 2010 we recorded an income tax benefit of $60, compared to an income tax expense of $11 for the comparable prior year period. This fluctuation is primarily attributable to an additional tax benefit of $46 related to an increase in asbestos-related costs of $118. Our third quarter 2010 income tax also reflects a $27 benefit from the reversal of valuation allowances on certain capital loss carryforwards as it became more likely than not that these deferred tax assets would be realized.

Income tax expense was $94 for the nine months ended September 30, 2010, resulting in an effective tax rate of 19.7%, compared to income tax expense of $101 and an effective tax rate of 18.4% for the comparable prior year period. In addition to the items impacting the third quarter 2010 income tax expense mentioned above, the year-to-date 2010 effective tax rate was also impacted by a $15 reversal of uncertain tax positions due to the completion of a tax audit, partially offset by a $12 discrete income tax charge associated with the ratification of the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). Effective January 1, 2013, the Healthcare Reform Act eliminates the tax deduction for benefits related to subsidies received for prescription drug benefits provided under retiree healthcare benefit plans that were determined to be actuarially equivalent to Medicare Part D.

The effective tax rate for the nine months ended September 30, 2009 was primarily impacted by the restructuring of certain international legal entities, which reduced our income tax provision by $58. This reduction was based on a determination that the excess investment for financial reporting purposes over the tax basis in certain foreign subsidiaries will be indefinitely reinvested and the associated deferred tax liability would no longer be required.

Discontinued Operations

Income from discontinued operations, net of tax, was $133 and $147 during the third quarter and nine months ended September 30, 2010, respectively, as compared to a loss from discontinued operations, net of tax, of $5 and $3 for the same prior year periods. During the second quarter of 2010 we classified CAS, Inc. (CAS), a component of our Defense segment, as a discontinued operation. CAS was sold on September 8, 2010 and resulted in an after-tax gain on sale of $130, which includes a $4 tax benefit primarily resulting from differences between book and tax bases. CAS generated after-tax income from operations prior to its sale of $4 and $10 during the quarter and nine months ended September 30, 2010, respectively, as compared to $2 and $7 during the same prior year periods. Also included within income from discontinued operations is an after-tax net asbestos-related benefit of $6 and $5 for the quarter and nine months ended September 30, 2010, respectively, related to a business we disposed of a number of years ago that was reported as a discontinued operation.

BUSINESS SEGMENT REVIEW

	Revenue		Operating Income		Operating Margin
Three Months Ended September 30	2010	2009	2010	2009	2010	2009

Defense	$1,366	$1,509	$178	$200	13.0%	13.3%
Fluid	920	826	116	108	12.6%	13.1%
Motion & Flow	360	307	45	40	12.5%	13.0%

Segment Results	2,646	2,642	339	348	12.8%	13.2%
Corporate & Other / Eliminations	(3)	(2)	(371)	(259)	—	—

Consolidated Results	$2,643	$2,640	$(32)	$89	(1.2)%	3.4%

	Revenue		Operating Income		Operating Margin
Nine Months Ended September 30	2010	2009	2010	2009	2010	2009

Defense	$4,262	$4,510	$513	$557	12.0%	12.4%
Fluid	2,599	2,439	337	288	13.0%	11.8%
Motion & Flow	1,108	921	143	101	12.9%	11.0%

Segment Results	7,969	7,870	993	946	12.5%	12.0%
Corporate & Other / Eliminations	(9)	(5)	(456)	(336)	—	—

Consolidated Results	$7,960	$7,865	$537	$610	6.7%	7.8%

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

Factors that could impact our Defense segment’s financial results include the level of funding by domestic and foreign governments, our ability to receive contract awards and advance technology, the ability to develop and market products and services for customers outside of traditional markets and our ability to obtain appropriate export licenses for international sales and business. Primary areas of business focus include new or improved product offerings, new contract wins, successful program execution and increasing our presence in international and non-DoD markets.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	$ Change	% Change	$ Change	% Change

2009 Revenue	$1,509		$4,510
Organic decline	(143)	(9.5)%	(247)	(5.5)%
Acquisitions, net	1	0.1%	1	—
Foreign currency translation	(1)	(0.1)%	(2)	—

Total change in revenue	(143)	(9.5)%	(248)	(5.5)%

2010 Revenue	$1,366		$4,262

Revenue declines of 9.5% and 5.5% for the quarter and first nine months of 2010, respectively, as compared to the same prior year periods, were primarily due to reduced program activity on the CREW 2.1 and U.S. SINCGARS platforms for the quarter and year-to-date periods. Further details are as follows:

Electronic Systems Division — Organic revenue decreased $85 or 13.2% and $342 or 16.8% for the quarter and nine months ended September 30, 2010, respectively, as compared to the same prior year periods. Results for the quarter-to-date period were primarily impacted by a reduction in CREW 2.1 and domestic U.S. SINCGARS production volume. Revenue growth from special purpose jammer equipment, composite structures, and radar and reconnaissance programs partially offset the quarter-to-date decline. The decline in revenue for the year-to-date period was primarily due to volume declines in CREW 2.1 and domestic U.S. SINCGARS.

Information Systems Division — Organic revenue decreased $28 or 4.7% for the quarter ended September 30, 2010, as compared to the same prior year period, primarily resulting from a decline in software engineering services. The quarter-to-date decline was partially offset by an increase in air traffic management project work and other proprietary contracts. Organic revenue increased $62 or 3.7% for the nine months ended September 30, 2010, as compared to the same prior year period, primarily benefitting from an increase in air traffic management project work and service contracts, including Maxwell Air Force Base and the Logistics Civil Augmentation Program (LOGCAP) IV Task Order 5, partially offset by a decline in software engineering services.

Geospatial Systems Division — Organic revenue decreased $33 or 11.4% for the quarter ended September 30, 2010, as compared to the same prior year period, primarily driven by a shift of approximately $33 of revenue into the fourth quarter of 2010 related to delays in night vision shipments as a result of production challenges. Revenue related to these delayed shipments is expected to be recognized in the fourth quarter of 2010. Increased international sales of night vision goggles partially offset the quarter-to-date decline. Organic revenue increased $26 or 3.2% for the nine months ended September 30, 2010, as compared to the same prior year period, driven by strong international sales of night vision goggles as well as increased activity under satellite imager programs.

Operating income for the third quarter and nine months ended September 30, 2010 was $178, a decrease of $22 or 11.0%, and $513, a decrease of $44 or 7.9%, from the same prior year periods, respectively. The quarter-to-date operating income decline was primarily the result of reductions in revenue from high-margin programs, partially offset by net cost reductions from productivity and sourcing initiatives, as well as the favorable settlement of a patent infringement case and a reduction in intangible asset amortization expense. The year-to-date operating income decline was similarly the result of volume reductions in high-margin programs, as well as impacts from additional restructuring costs incurred in connection with our realignment actions. The year-to-date decline in operating income was partially offset by net cost reductions from productivity and sourcing initiatives, as well as the favorable settlement of various patent infringement cases and a reduction in intangible asset amortization expense. Operating margin for the third quarter and nine months ended September 30, 2010 declined 30 basis points to 13.0% and 40 basis points to 12.0%, respectively, driven by a reduction in revenue, partially offset by benefits from the favorable items mentioned above.

We received orders of $1,535 during the third quarter ended September 30, 2010, an increase of 25.3%, as compared to the same prior year period, resulting from order growth within each of our three divisions, including an increase in service-related project work, a significant international SINCGARS order and the receipt of two commercial satellite awards. We received orders of $3,470 during the nine months ended September 30, 2010, a decline of 16.4%, as compared to the same prior year periods. This decrease is primarily related to a reduction in CREW 2.1, SINCGARS and domestic night vision orders during 2010, which were partially offset by the positive third quarter 2010 order growth mentioned above.

Funded order backlog, which represents unfilled firm orders for which funding has been authorized and appropriated by the customer, was $4.3 billion at September 30, 2010 compared to $5.1 billion at December 31, 2009. Unfunded order backlog, which represents funded order backlog as well as unfunded firm orders and potential options on multi-year contracts, excluding protested awards and potential orders under indefinite delivery/indefinite quantity (ID/IQ) contracts, was $10.4 billion at September 30, 2010 as compared to $10.0 billion at December 31, 2009. The level of order activity related to programs within the Defense segment can be affected by project evaluation cycles, the timing of government funding authorizations and non-linear sales fluctuations associated with certain long-term production contracts. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

Our Fluid segment provides critical products and services in markets that are driven by population growth, increasing environmental regulation, and global infrastructure trends. Products include water and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with municipal, residential, commercial and industrial applications. Fluid Technology brings its product and services portfolio to market through three market-oriented business divisions: Water & Wastewater, Residential & Commercial Water, and Industrial Process. On March 23, 2010 we acquired Nova Analytics Corporation (Nova), which provides brands, technologies, distribution and aftermarket content in the analytical instrumentation market. On August 3, 2010 we acquired Godwin Pumps of America, Inc and Godwin Holdings Limited (collectively referred to as Godwin), a supplier and servicer of automatic self-priming and on-demand pumping solutions. Both Nova and Godwin are reported within our Water & Wastewater division. The following information summarizes the goods and services provided by each division to their respective end-markets.

•	Water & Wastewater — Submersible pumps, mixers, treatment equipment, analytical instruments and after-market services for municipal water and wastewater plants, construction customers and industrial applications

•	Residential & Commercial Water — Pumps, valves, heat exchangers and accessories for residential, commercial light industrial and agricultural customers, building services, and firefighting and flood control applications

•	Industrial Process — Pumps, valves, monitoring and control systems, water treatment, and after-market services for the chemical, oil and gas, mining, pulp and paper, power, and biopharmaceutical markets

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	$ Change	% Change	$ Change	% Change

2009 Revenue	$826		$2,439
Organic growth (decline)	25	3.0%	(9)	(0.4)%
Acquisitions, net	87	10.5%	150	6.2%
Foreign currency translation	(18)	(2.1)%	19	0.8%

Total change in revenue	94	11.4%	160	6.6%

2010 Revenue	$920		$2,599

Revenue growth of 11.4% and 6.6% for the quarter and nine months ended September 30, 2010, as compared to the same prior year periods, was primarily driven by our 2010 acquisitions of Godwin Pumps and Nova Analytics. An analysis of organic revenue results by division is provided below:

Water & Wastewater Division — Organic revenue increased $22 or 5.6% for the quarter ended September 30, 2010, as compared to the same prior year period, primarily led by growth in North American and European municipal markets. Sales from dewatering equipment increased over the prior year due to increased demand, in part caused by the recent flooding that impacted portions of the eastern United States, clean-up activities within the Gulf of Mexico and natural gas extraction. Organic revenue increased $15 or 1.3% for the nine months ended September 30, 2010, as compared to the same prior year period, primarily resulting from strength in dewatering equipment and municipal market growth within the North America, partially offset by municipal market declines in Europe.

Residential & Commercial Water Division — Organic revenue increased $11 or 4.1% for the quarter ended September 30, 2010, as compared to the same prior year period, primarily due to sales of commercial light industry equipment within the Americas and Europe. Sales of residential equipment grew within the Americas, but were partially offset by a decline within Europe. Sales of commercial equipment were flat year-over-year. Organic revenue increased $27 or 3.5% for the nine months ended September 30, 2010, as compared to the prior year, primarily due to increased sales of residential equipment in the Americas and commercial building equipment within Europe.

Industrial Process Division — Organic revenue decreased $9 or 5.2% for the quarter ended September 30, 2010, as compared to the same prior year period, primarily resulting from a significant decline in long-lead industrial project orders in the prior year, delays in project starts for received oil and gas orders and reduced demand within the chemical industry. These quarterly results were partially offset by improvement in aftermarket pumps and parts volume. Our quarterly results also benefitted from growth in mining projects as increasing demand and price of commodities have driven increased mining activity. Organic revenue decreased $55 or 10.0% for the nine months ended September 30, 2010, as compared to the prior year, primarily resulting from declines off strong prior year revenue related to industrial projects in the Asia Pacific region.

Operating income for the third quarter ended September 30, 2010 was $116, an increase of $8 or 7.4%, from the same prior year period. The increase was primarily driven by significant benefits from various productivity and restructuring initiatives executed over the past two years which more than offset increased material, labor and other overhead costs. Operating income was also affected by unfavorable foreign exchange impacts and incremental strategic investments. Operating margin for the quarter ended September 30, 2010 was 12.6%, reflecting a decrease of 50 basis points as compared to the same prior year period, as net savings from various cost saving initiatives and a favorable mix of product sales were more than offset by unfavorable foreign currency fluctuations and incremental strategic investments.

Operating income for the nine months ended September 30, 2010 was $337, an increase of $49 or 17.0%, from the same prior year period. The increase was primarily driven by significant benefits from various productivity and restructuring initiatives executed over the past two years which more than offset increased material, labor and other overhead costs. Operating margin for nine months ended September 30, 2010 was 13.0%, reflecting growth of 120 basis points as compared to the same prior year period, primarily due to net savings from productivity and restructuring initiatives, partially offset by unfavorable foreign currency and acquisition impacts.

During the three months ended September 30, 2010, the Fluid segment received orders of $934, representing an increase of $111 or 13.5% from the same prior year period. Contributions from acquisitions for the quarter-to-date period totaled $85. The Water & Wastewater, Residential & Commercial Water and Industrial Process divisions experienced organic order growth of 3.2%, 9.7% and 11.8%, respectively, as compared to the same prior year period. During the nine months ended September 30, 2010, the Fluid segment received orders of $2,765, representing an increase of $349 or 14.4% from the same prior year period. Contributions from acquisitions for the year-to-date period totaled $145. The Water & Wastewater, Residential & Commercial Water and Industrial Process divisions experienced organic order growth of 4.3%, 7.5% and 13.4%, respectively, as compared to the same prior year period. The quarter and year-to-date results reflect the general improvement in market conditions over the period.

Order backlog was $1,020 at September 30, 2010 compared to $824 at December 31, 2009.

Motion & Flow Control

Our Motion & Flow segment provides highly engineered, durable components that serve the high end of our markets. This group of businesses provides products and services for the areas of defense, aerospace, industrial, transportation, telecommunications, marine and beverage. In addition to its traditional markets of the U.S. and Western Europe, opportunities in emerging markets such as Asia are increasing. The following information summarizes the goods and services provided by each division to their respective end-markets.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	$ Change	% Change	$ Change	% Change

2009 Revenue	$307		$921
Organic growth	68	22.1%	210	22.8%
Acquisitions/(divestitures), net	—	—	(3)	(0.3)%
Foreign currency translation	(15)	(4.8)%	(20)	(2.2)%

Total change in revenue	$53	17.3%	$187	20.3%

2010 Revenue	$360		$1,108

Revenue growth for the quarter and nine months ended September 30, 2010 was primarily driven by improved market conditions within the majority of markets served as well as market share growth from new product releases and key platform wins. Analysis of organic revenue results by division is provided below:

Motion Technologies Division — Organic revenue increased $23 or 19.1% and $98 or 27.6% for the quarter and nine months ended September 30, 2010, respectively, as compared to the same prior year periods. Organic revenue growth for the quarter and year-to- date periods was primarily driven by growth in the European automotive industry driven by stimulus programs in place during the latter part of 2009 resulting in increased volume of brake pad sales as compared to depressed prior year results, as well as market share growth from automotive platform wins within Europe, the United States (U.S.) and emerging markets. Our year-to-date results also reflect growth in emerging markets from platform wins within the rail industry.

Interconnect Solutions Division — Organic revenue increased $30 or 36.6% and $60 or 24.0% for the quarter and nine months ended September 30, 2010, respectively, as compared to the same prior year periods. Organic revenue growth for both the quarter and year-to-date periods was driven by the overall strengthening and recovery of the connectors industry. Our results reflect increased sales volumes in the majority of markets served by this division, led by growth within the general industrial market.

Control Technologies Division — Organic revenue increased $10 or 17.2% and $18 or 9.6% for the quarter and nine months ended September 30, 2010, respectively, as compared to the same prior year periods. Organic revenue growth for both the quarter and year-to-date periods was driven by the overall strengthening of all markets served by this division as compared to prior year conditions. Our results were led by significant growth within the general industrial market.

Flow Control Division — Organic revenue increased $5 or 10.7% and $32 or 23.6% for the quarter and nine months ended September 30, 2010, respectively, as compared to the same prior year periods. Organic revenue results for both the quarter and year-to-date periods reflect growth in primarily all product lines and markets. These results were led by growth within the beverage market, primarily attributable to market share growth from new product launches, such as the PulpJet pump used in the fast food industry for dispensing smoothie beverages, and benefitted from a general restocking of distributor inventory within the marine market.

Operating income for the third quarter ended September 30, 2010 was $45, an increase of $5 or 12.5% from the same prior year period. The increase in operating income was primarily driven by higher sales volumes across all divisions in the Motion & Flow segment when compared to the prior year, partially offset by an increase in bonus accruals, inventory reserves and unfavorable mix of product sales. Operating margin for the third quarter ended September 30, 2010 was 12.5%, reflecting a decrease of 50 basis points as compared to the same prior year period, primarily reflecting an unfavorable mix of product sales and an increase in bonus accruals and inventory reserves, partially offset by higher sales volumes.

Operating income for the nine months ended September 30, 2010 was $143, an increase of $42 or 41.6% from the same prior year period. The increase in operating income was primarily attributable to increased sales volumes, as well as significant benefits from various productivity and restructuring initiatives executed over the past two years. These benefits were partially offset by increased material, labor, other overhead and warranty costs and an unfavorable mix of product sales. Operating margin for the nine months ended September 30, 2010 was 12.9%, reflecting growth of 190 basis points as compared to the same prior year period, primarily resulting from higher sales volumes and net savings from the various cost saving initiatives. These favorable drivers were partially offset by an increase in warranty costs and an unfavorable mix of product sales.

During the third quarter of 2010, the Motion & Flow segment received orders of $362, an increase of $47 or 14.9%, as compared to the same prior year period. The quarter-to-date results primarily reflect significant improvement within our Control Technologies and Interconnect Solutions divisions. Our Control Technologies division primarily benefitted from an increase in aerospace aftermarket orders and strengthening conditions within the general industrial market. Our Interconnect Solutions division experienced order growth in the majority of markets served. Foreign currency translation unfavorably impacted our order results during the third quarter 2010 by $16 or 5.1%.

During the nine months ended September 30, 2010, the Motion & Flow segment received orders of $1,094, an increase of $183 or 20.1% from the same prior year period, reflecting double-digit order growth across all our divisions. Our Interconnect Solutions division experienced a 33.4% increase in orders primarily due to the overall strengthening of all markets served by this division. Our largest division, Motion Technologies, generated order growth of 12.3% driven by a significant number of 2010 platform wins within the automotive industry. Our Flow Control division generated order growth resulting from new product launches, such as the PulpJet pump. Foreign currency translation unfavorably impacted our order results during the first nine months of 2010 by $19 or 2.1%.

Corporate and Other

Corporate expenses of $371 and $456 for the quarter and nine months ended September 30, 2010, respectively, increased $112 and $120, as compared to the same prior year periods, primarily attributable to the fluctuation in net asbestos-related costs. The increase in net asbestos-related costs primarily reflects the recognition of an updated assessment of our asbestos liability and related asbestos assets in the third quarter of 2010. A similar net charge was reflected in the third quarter of 2009 when we initially recorded a liability for projected unasserted claims. The charge in 2010 was the result of several developments, including higher claim settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs. The increase in corporate expenses was also impacted by the recognition of a loss contingency under a residual value guarantee associated with our corporate aircraft, partially offset by lower compensation costs related to long-term bonus accruals.

Restructuring and Asset Impairment Charges

A net restructuring charge of $3 was recognized during the third quarter of 2010. Included in this charge is $1 associated with strategic logistical initiatives within our Motion & Flow segment.

A net restructuring charge of $30 was recognized during the nine months ended September 30, 2010, of which $22 related to our Defense segment realignment action. The realignment, which is scheduled to be completed by year end 2010, will enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. The Defense realignment action included the planned closure of three facilities, one of which was closed during the third quarter and the remaining two are expected to be closed during the fourth quarter of 2010. We expect to incur additional restructuring costs of approximately $6 during the fourth quarter of 2010, which will substantially conclude the Defense realignment actions. We expect to make payments of approximately $6 during the remainder of 2010 related to the Defense realignment action. We expect to fund these payments through cash from operations.

A net restructuring charge of $5 was recognized during the nine months ended September 30, 2010, related to initiatives focused on the European sales and logistics functions within our Fluid segment. We expect to incur an additional $3 of restructuring costs during the fourth quarter of 2010 related to this initiative.

We estimate the total 2010 net savings from our year-to-date 2010 restructuring charges will be approximately $30, a portion of which is reflected in our third quarter and year-to-date 2010 results. We estimate annual future net savings beginning in 2011 from our year-to-date 2010 restructuring charges will be approximately $71.

See Note 5, “Restructuring and Asset Impairment Charges,” in the Notes to the Consolidated Condensed Financial Statements for additional information.

Asbestos Matters

Background:

ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party, e.g., a gasket, which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

As of September 30, 2010, there were 103,939 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2010	2009

Pending claims(a) — January 1	104,679	103,006
New claims(b)	4,748	2,608
Settlements	(708)	(774)
Dismissals	(5,271)	(1,927)
Adjustment(c)	491	3,208

Pending claims(a) — September 30	103,939	106,121

(a)	We had previously indicated that 34,869 claims related to maritime actions, almost all of which were filed in the United States District Court for the Northern District of Ohio, were not included in the count of asserted claims because the Company believed they would not be litigated. In August 2010, these cases were dismissed.

(b)	In September 2010, ITT executed an amended cost sharing agreement related to a business we disposed of a number of years ago. The amended agreement provides for a sharing of costs for claims resolved between 2010 and 2019 naming ITT or the entity which acquired the disposed business. Excluded from the table above are 882 pending claims associated with the amended cost sharing agreement that were not filed against ITT.

(c)	Reflects an adjustment to increase the number of open claims as a result of transitioning claims data from our primary insurance companies to an internal database.

Frequently, plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the 103,939 pending claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 41,328 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that a large majority of the 103,939 open claims have little or no value. The average cost per resolved claim for the nine months ended September 30, 2010 and 2009 was $15.1 thousand and $11.3 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.

Beginning in the third quarter of 2009, the Company recorded an undiscounted asbestos liability, including legal fees, for costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. Prior to the third quarter of 2009, we recognized a liability only in respect of pending claims. While it was probable that we would incur additional costs for future claims to be filed against the Company, a liability for potential future claims was not reasonably estimable. See Note 19 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements within our 2009 Annual Report for further information about the factors leading to the development of an estimate of the liability for potential future claims in the third quarter of 2009.

The Company has also recorded an asbestos asset, comprised predominantly of an insurance asset and expected recoveries from other responsible parties. The asbestos asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims to be filed over the next 10 years. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of possible insurer insolvencies.

The methodology used to estimate our total liability for pending and unasserted future asbestos claims relies upon and includes the following key factors:

•	interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	widely accepted epidemiological studies estimating the number of people likely to develop mesothelioma and lung cancer from exposure to asbestos;

•	the Company’s historical experience with the filing of non-malignant claims against it and the historical relationship between non-malignant and malignant claims filed against the Company;

•	analysis of the number of likely asbestos personal injury claims to be filed against the Company based on such epidemiological and historical data and the Company’s most recent claims experience history;

•	an analysis of the Company’s pending cases, by disease type;

•	an analysis of the Company’s most recent history to determine the average settlement and resolution value of claims, by disease type;

•	an analysis of the Company’s defense costs in relation to its settlement costs and resolved claims;

•	an adjustment for inflation in the future average settlement value of claims and defense costs; and

•	an analysis of the time over which the Company is likely to resolve asbestos claims.

Our methodology determines a point estimate based upon our assessment of the value of each underlying assumption, rather than a range of estimates of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos-related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we reassess the projected liability of unasserted asbestos claims to be filed over the next 10 years based upon the trends we are experiencing in those factors to which the liability is most sensitive, maintaining a rolling 10-year projection. In the third quarter each year, we conduct a detailed study with the assistance of outside consultants to review and update as appropriate the underlying assumptions used in our liability and asset estimates. Additionally, we periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.

See Note 19 within our 2009 Annual Report for further information about the methodology used to estimate our total liability for pending and unasserted future asbestos claims and our estimate of probable recoveries related to those liabilities.

Third Quarter 2010 Charge:

In the third quarter of 2010, we conducted our annual detailed study with the assistance of outside consultants to review and update the underlying assumptions used in our liability and asset estimates. During this study, the underlying assumptions were updated based on our actual experience since our last detailed review in the third quarter of 2009, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of this study, we increased our estimated undiscounted asbestos liability, including legal fees, by $691, reflecting costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The increase in our estimated liability is a result of several developments, including higher settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs.

Further, in the third quarter of 2010, the Company recorded a $372 increase in its asbestos-related assets based on the results of this study. These assets are comprised of an insurance asset, as well as receivables from other responsible parties. See discontinued operations discussion below for further information about receivables from parties other than insurers.

The third quarter 2010 and 2009 net asbestos charges are summarized as follows:

	2010		2009
	Pre-tax	After-tax	Pre-tax	After-tax

Continuing operations	$341	$211	$223	$139
Discontinued operations	(10)	(6)	13	8

Total	$331	$205	$236	$147

The charge recorded in 2010 reflects an updated assessment of pending and estimated future claims, while the 2009 charge was the result of both the initial recognition of the claims expected to be incurred over the following 10 years, as well as an updated assessment of pending claims.

Third Quarter 2010 Changes in Financial Position:

The Company’s estimated asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending and estimated unasserted asbestos claims to be filed within the next 10 years was $618 as of September 30, 2010 and $267 as of December 31, 2009. The following table provides a rollforward of the estimated total asbestos liability and related assets for the nine months ended September 30, 2010 and 2009.

	2010			2009
	Liability	Asset	Net	Liability	Asset	Net

Balance as of January 1	$933	$666	$267	$228	$201	$27
Changes in estimate during the period:
Continuing operations	570	202	368	642	419	223
Discontinued operations	170	180	(10)	72	58	14
Net cash activity	(34)	(27)	(7)	(25)	(19)	(6)
Other adjustments	(11)	(11)	—	—	—	—

Balance as of September 30	$1,628	$1,010	$618	$917	$659	$258

The total asbestos liability and related assets as of September 30, 2010 and December 31, 2009 includes $116 and $66 presented within accrued expenses and $105 and $62 presented within other current assets on our Consolidated Condensed Balance Sheets, respectively.

The underlying asbestos liability and corresponding asset are based upon current, known information. However, future events affecting the key factors and other variables for either the asbestos liability or the asbestos asset could cause the actual costs or recoveries to be higher or lower than currently estimated, which could have a material effect on our financial statements. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position and on the results of operations or cash flows for a particular period.

Discontinued Operations:

At September 30, 2010 and December 31, 2009, $246 and $75 of the liability and $244 and $64 of the asset related to a business which we disposed of a number of years ago that is reported as a discontinued operation. The increase in the liability and asset resulted from an amended cost sharing agreement executed in September 2010 with the entity that acquired the disposed business. The amended agreement provided for a sharing of the claims settled between 2010 and 2019 naming ITT or the entity which acquired the disposed business. In the future years, the liability for sharing the claims gradually transitions away from ITT such that ITT will have no responsibility for claims in 9 to 10 years. Under the prior cost sharing agreement, costs were shared equally. The amended cost sharing agreement also provides for the sharing of certain insurance policies. Prior to executing the amended cost sharing agreement in September 2010, we recorded a liability for this discontinued operation based on pending claims and unasserted claims estimated to be filed over the next 10 years against ITT. As part of amending the cost sharing agreement, for the first time, ITT was provided with the key data necessary to estimate the exposure related to the shared pending and future claims. The estimate of the additional liability and asset recorded as a result of the amended cost sharing agreement were calculated in a manner consistent with the approach used to estimate ITT’s stand-alone asbestos liabilities and assets.

Future Cash Flows:

We have estimated that we will be able to recover 62% of the asbestos costs (defense and settlement costs) for pending claims as well as unasserted claims to be filed over the next 10 years from our insurers or other responsible parties. However, because there are gaps in our insurance coverage, reflecting the insolvency of certain insurers and prior insurance settlements, and we expect that certain policies from some of our insurers will exhaust within the next 10 years, the recovery percentage is expected to decline for potential additional asbestos liabilities. Insurance coverage in the tenth year of our estimate of the asbestos claims liability is currently projected to be approximately 25%. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Subject to the qualifications regarding uncertainties previously described, it is expected that future annual cash payments, net of recoveries related to pending claims and unasserted claims to be filed within the next 10 years, will extend through approximately 2022 due to the time lag between the filing of a claim and its resolution. These annual net cash outflows are projected to average $25 over the next five years, as compared to approximately $10 to $15 in the past three years, and increase to an average of approximately $50 to $60 over the remainder of the projection period.

CASH FLOW SUMMARY

	Nine Months Ended
	September 30
	2010	2009

Operating Activities	$654	$1,048
Investing Activities	(917)	(161)
Financing Activities	(16)	(564)
Foreign Exchange	(27)	53
Discontinued Operations	2	7

Net change in cash and cash equivalents	$(304)	$383

Operating Activities

Cash provided by operating activities during the first nine months of 2010 declined $394 from the prior year, primarily driven by a negative impact in accounts receivable. The change in cash flow from accounts receivable of $283 was primarily due to the timing of collections within the Defense segment which provided favorable cash inflow during the prior year. In addition, this accounts receivable fluctuation was negatively impacted by a decline in revenue during the third quarter 2009 as compared to the fourth quarter 2008, which resulted in a higher accounts receivable balance at December 31, 2008. Revenue results between the fourth quarter 2009 and third quarter 2010 were relatively flat. Cash paid for taxes increased $154 as compared to the prior year. This difference primarily relates to the timing of tax payments, along with higher estimated U.S. and foreign taxable income for 2010. The $66 reduction in income from continuing operations as compared to the prior year was due to the increase in non-cash asbestos costs of $144, excluding the income tax benefit reflected within accrued and deferred taxes and, as a result, did not have an impact on cash flows from operating activities. The net asbestos payments were not material in either of the nine-month periods presented.

Investing Activities

For the nine months ended September 30, 2010, we spent $994 on acquisitions, net of cash received, primarily on our acquisitions of Nova and Godwin which closed during the first quarter and third quarter of 2010, respectively. Capital expenditures during the first nine months of 2010 were $174, an increase of $34 over the prior year. This increase relates to additional investments in support of our ADS-B project with the Federal Aviation Administration, along with investments associated with the implementation of an entity-wide ERP system.

Financing Activities

Cash used in financing activities declined $548 from the prior year, primarily due to the $1,435 repayment of commercial paper during the second quarter of 2009 that was funded by our May 2009 $1 billion long-term debt issuance as well as from cash provided by operations. During the second quarter of 2010 we used $70 of cash to retire two outstanding debentures within maturity dates in 2011. Cash used in financing activities was also impacted by an increase in dividend payments resulting from an additional payment during 2010 due to timing, as well as a 17.6% increase in the 2010 quarterly dividend per share amount.

Foreign Exchange

The currency exchange rate effect on cash and cash equivalents was a reduction in cash of $27 for the nine months ended September 30, 2010, and an increase in cash of $53 for the nine months ended September 30, 2009, primarily due to the fluctuation of the Euro-U.S. Dollar exchange rate over these time periods.

Discontinued Operations

During the first nine months of 2010 and 2009, we generated net cash of $2 and $7, respectively, from the operating activities of discontinued operations, reflecting our classification of CAS as a discontinued operation and subsequent sale of the business in the third quarter 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. We access the commercial paper market to supplement the cash flows generated internally to provide additional short-term funding for strategic investments and other non-recurring funding requirements. As of September 30, 2010 and December 31, 2009, our outstanding commercial paper balance was $258 and $55, respectively. The increase in outstanding commercial paper primarily reflects our recent acquisitions of Nova in March 2010 and Godwin in August 2010. These acquisitions had an aggregate purchase price of approximately $965 and were funded through a mix of cash and commercial paper. We manage our short-term liquidity through the use of our commercial paper program by adjusting the level of commercial paper borrowings as opportunities to deploy additional capital arise, it is cost effective to do so and a sufficient return on investment can be generated. Our average intra-period short-term borrowings did not materially differ from the period end amounts.

Our commercial paper program is supported by a three-year revolving $1.5 billion credit agreement (August 2010 Credit Facility). In August 2010, we replaced a five-year revolving $1.75 billion credit agreement that was due to expire in November 2010 with the August 2010 Credit Facility. The revolving credit agreement is intended to provide access to additional liquidity as a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. As of September 30, 2010, our unused committed bank line in excess of the commercial paper balance was $1,242. The interest rate for borrowings under the August 2010 Credit Facility is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the August 2010 Credit Facility require that we maintain an interest coverage ratio, as defined, of 3.5 times. At September 30, 2010, our interest coverage ratio was well in excess of the minimum requirements.

Our cash is largely denominated in foreign currencies where we have operations. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and will continue to transfer cash from international subsidiaries to the US and other international subsidiaries when it is cost effective to do so.

Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. We believe that cash flows from operations and our access to the commercial paper market are sufficient to meet our short-term funding requirements. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our existing committed credit facility and access to the public debt market, would be sufficient to meet our short-term funding requirements.

We do not believe, subject to risks and uncertainties inherent in the estimation process, that the net asbestos-related liability for unasserted claims expected to be filed over the next 10 years will materially affect our short-term or long-term liquidity positions or our net annual cash flows.

Significant factors that affect our overall management of liquidity include our credit ratings, the adequacy of commercial paper and supporting bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result may alter the mix of our short- and long-term financing, when it is advantageous to do so. Our credit ratings as of September 30, 2010 are as follows:

	Short-Term	Long-Term
Rating Agency	Debt	Debt

Standard & Poor’s	A-2	BBB+
Moody’s Investors Service	P-2	Baa1
Fitch Ratings	F2	A−

We consider certain debt ratios, including the total debt to total capitalization ratio and the net debt to net capitalization ratio, to be key indicators for management and investors in evaluating our financial leverage, structure and strength as well as our ability to finance operations. We calculate the total debt to total capitalization ratio as total short-and long-term borrowings (total debt) divided by shareholders’ equity plus total debt (total capitalization). We calculate the net debt to net capitalization ratio as total debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents. Our current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through increased dividends and share repurchases.

	September 30,	December 31,
	2010	2009

Short-term debt and current maturities of long-term debt	$279	$75
Long-term debt	1,364	1,431

Total debt	1,643	1,506

Total debt	1,643	1,506
Total shareholders’ equity	4,329	3,878

Total capitalization (debt plus equity)	$5,972	$5,384

Debt to total capitalization	27.5%	28.0%
Total debt	$1,643	$1,506
Cash and cash equivalents	912	1,216

Net debt (debt less cash and cash equivalents)	731	290

Total capitalization (debt plus equity)	5,972	5,384
Cash and cash equivalents	912	1,216

Net capitalization (debt plus equity less cash and cash equivalents)	$5,060	$4,168

Net debt to net capitalization	14.4%	7.0%

CRITICAL ACCOUNTING ESTIMATES

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting estimates during the third quarter of 2010.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include:

•	Economic, political and social conditions in the countries in which we conduct our businesses;

•	Changes in U.S. or International government defense budgets;

•	Decline in consumer spending;

•	Sales and revenues mix and pricing levels;

•	Availability of adequate labor, commodities, supplies and raw materials;

•	Interest and foreign currency exchange rate fluctuations and changes in local government regulations;

•	Competition, industry capacity and production rates;

•	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;

•	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;

•	Changes in the value of goodwill or intangible assets;

•	Acquisitions or divestitures;

•	Personal injury claims;

•	Uncertainties with respect to our estimation of asbestos liability exposures, third party recoveries and net cash flows;

•	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;

•	Government regulations and compliance therewith, including compliance with and costs associated with new Dodd-Frank legislation;

•	Changes in technology;

•	Intellectual property matters;

•	Governmental investigations;

•	Potential future employee benefit plan contributions and other employment and pension matters;

•	Contingencies related to actual or alleged environmental contamination, claims and concerns;

•	Changes in generally accepted accounting principles; and

•	Other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our other filings with the Securities and Exchange Commission.

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

See Note 18 “Commitments and Contingencies,” in the Notes to Consolidated Condensed Financial Statements for further information.

Item 1A.
RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2009 Annual Report on Form 10-K, except as provided below:

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.

On July 21, 2010 President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). This legislation affects comprehensive changes to the regulation of financial services in the United States and will subject us to additional federal regulation. The Dodd-Frank Act will require the Federal Deposit Insurance Corporation (FDIC), the Securities and Exchange Commission (SEC) and other federal agencies to enact numerous new rules, many of which may not be implemented for several months or years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how the Dodd-Frank Act and such regulations will impact the cost of compliance for a public company. We are currently evaluating and monitoring developments with respect to the Dodd-Frank Act and the resulting rule proposals and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

These laws, regulations and standards required by the Dodd-Frank Act are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Dodd-Frank also requires companies in the mining industry to disclose in their periodic reports filed with the SEC substantial additional information about safety issues relating to their mining operations. The mining industry is already subject to stringent safety and health standards, and recent mining accidents in West Virginia and abroad have received international attention and have led to responses at the state and national levels that have resulted in increased scrutiny of mining operations, particularly underground mining operations. This heightened scrutiny could generate negative publicity for the mining industry, increase the cost of compliance with mining regulations or result in the passage of new laws and regulations, any of which could negatively affect our business results.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that
			as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share(1)	Plans or Programs(2)	Plans or Programs
				(In millions)

7/1/10 — 7/31/10	—	$—	—	$569.2
8/1/10 — 8/31/10	—	$—	—	$569.2
9/1/10 — 9/30/10	—	$—	—	$569.2

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, we announced a $1 billion share repurchase program. On December 16, 2008, we announced that the ITT Board of Directors had approved the elimination of the original three-year term with respect to the repurchase program. This program replaces our previous practice of covering shares granted or exercised in the context of ITT’s performance incentive plans. The program is consistent with our capital allocation process, which is centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, pay dividends, repay debt, complete strategic acquisitions, and repurchase common stock. As of September 30, 2010, we had repurchased 7.1 million shares for $430.8, including commission fees, under our $1 billion share repurchase program.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

November 1, 2010

EXHIBIT INDEX

Exhibit
Number	Description	Location

(10.1)	Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 9, 2010, among ITT Corporation and other parties signatory thereto	Incorporated by reference to Exhibit 10.1 of ITT Corporation’s Form 8-K Current Report dated August 9, 2010 (CIK No. 216228, File No. 1-5672.
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language):(i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.