Form 10-K
period 2010-12-31
ITT Corp
filed 2011-02-24
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2010 was approximately $8.3 billion.
As of February 11, 2011, there were outstanding 183.7 million shares of common stock, $1 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III of this Form 10-K.

*  Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
(In millions, except per share amounts, unless otherwise stated)

COMPANY OVERVIEW
ITT Corporation, with 2010 revenue of $11.0 billion, is a global multi-industry high-technology engineering and manufacturing organization, with approximately 40 thousand employees, operations in more than 60 countries, and sales presence in more than 125 countries. Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. ITT Corporation was incorporated as ITT Industries, Inc. on September 5, 1995 in the State of Indiana. On July 1, 2006, ITT Industries, Inc. changed its name to ITT Corporation.
We generate revenue through the design, manufacture, and sale of a wide range of products that are engineered to deliver extraordinary solutions to meet life’s most essential needs – more livable environments, better protection and safety, and breakthrough communications that connect our world. Our products and services provide solutions in three vital markets: global defense and security, water and fluids management, and motion and flow control. Our portfolio includes three core businesses focused on making a difference in our communities and the world. From climate change and water scarcity to population growth, infrastructure modernization, critical communications and security concerns, ITT Corporation is prepared to play a continuing role in developing sustainable solutions to pressing global problems.
Our business comprises three principal business segments that are aligned with the markets they serve: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). Our Defense segment is a major United States aerospace and defense contractor delivering advanced systems and providing technical and operational services. Our Fluid segment is a leading supplier of pumps and systems to transport and control water and other fluids. Our Motion and Flow segment is a manufacturer of highly engineered critical components for multiple growth markets. The following chart depicts the 2010 revenue on a percentage basis generated by business segment.

See Note 21, “Business Segment Information” in the Notes to Consolidated Financial Statements for financial information about segments and geographic areas.

Recent Acquisitions and Divestitures
Over the past five years, we have spent in excess of $3.4 billion acquiring businesses that provide a strategic fit with businesses we presently conduct. During this period we have acquired 25 businesses that have provided approximately $2 billion in annual revenue at the time of acquisition. Our most significant acquisition during the past five years was that of EDO Corporation (EDO) in December 2007 for approximately $1.8 billion. The acquisition of EDO provided additional product offerings in the defense and security market and approximately $1.1 billion in annual revenue. In 2010, we completed the acquisitions of Nova Analytics Corporation (Nova) and Godwin Pumps of America, Inc. and Godwin Holdings Limited (collectively referred to as Godwin). Nova, a manufacturer of premium quality laboratory, field, portable and on-line analytical instruments used in water and wastewater, environmental, medical, and food and beverage applications, provides us with brands, technologies, distribution and after-market content in the analytical instrumentation market. Godwin is a supplier and servicer of automatic self-priming and on-demand pumping solutions serving the global industrial, construction, mining, municipal, oil and gas dewatering markets. The addition of Godwin’s specialized products and skills complements our Fluid segment’s broad submersible pump portfolio and global sales and distribution network.
Over the past five years we have received proceeds of approximately $800 from the divestiture of ten businesses with combined annual revenue of approximately $1.2 billion at the time of divestiture. The most significant divestitures that occurred during the five-year period were our CAS Inc. (CAS), Switches and Automotive Fluid Handling Systems (FHS) businesses. On September 8, 2010 we completed the sale of CAS for $237. CAS was a component of our Defense segment engaging in systems engineering and technical assistance (SETA) for the U.S. Government. On July 26, 2007, we completed the sale of substantially all of our Switches business, with the remaining portion of the business sold during 2008. The two-part sale generated aggregate proceeds of $228. On February 26, 2006, we completed the sale of FHS, for $188. The financial position and results of operations from these businesses have been presented as discontinued operations.

2011 Announcement of Company Transformation
On January 12, 2011, the Company announced that its Board of Directors had unanimously approved a plan to separate the Company’s businesses into three distinct, publicly traded companies. Following completion of the transaction, ITT will continue to trade on the New York Stock Exchange as an industrial company that supplies highly engineered solutions in the aerospace, transportation, energy and industrial markets. Under the plan, ITT shareholders will own shares in all three corporations following the completion of the transaction. The transaction is anticipated to be completed by the end of 2011.
Under the plan, ITT would execute tax-free spinoffs to shareholders of its water-related businesses and its Defense & Information Solutions segment. The water-related business will include the Water & Wastewater division and the Residential & Commercial Water division as well as the Flow Control division that is currently reported within the Motion & Flow Control segment. The Industrial Process division which is currently reported within the Fluid segment will continue to operate as a division of ITT Corporation. The following chart provides an overview of the planned company transformation and estimated 2011 pro forma revenue, without other adjustment.

The balance of the disclosures in this Annual Report on Form 10-K relate to the current operations of ITT, except as may be specifically described otherwise.
Sales and Distribution
We manage our business and report our financial results based on our current principal business segments mentioned above. Our customers are organized by defense and commercial customer groups, and distribution of our products occurs by direct sales to end customers and indirectly through our channel partners. Our channel partners include:

•	Resellers that sell our products, frequently with their own value-added products or services, to targeted customer groups
•	Distribution partners that supply our solutions to smaller resellers with which we do not have direct relationships
•	Independent distributors that sell our products into specific geographies or customer segments in which we have little or no presence
Our distribution mix differs substantially by business and region. We believe that customer buying patterns and different regional market conditions necessitate sales, marketing and distribution efforts to be tailored accordingly. We are focused on driving the depth and breadth of our sales footprint in addition to efficiencies and productivity gains in both the direct and indirect business.

Materials
Our business relies on third-party suppliers, contract manufacturing and commodity markets to secure raw materials, parts and components used in our products. In some instances we depend on a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to a limited number of suppliers.
All of our businesses require various raw materials, the availability and prices of which may fluctuate. Although some cost increases may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through fixed-priced contracts with suppliers and various other programs, such as our global strategic sourcing initiative. There have been no raw materials shortages that have had a material adverse impact on our business as a whole.
For most of our products, we have existing alternate sources of supply, or such sources are readily available. We typically acquire materials and components through a combination of blanket and scheduled purchase orders to support our materials requirements for an average of four to eight weeks, with the exception of some specialty material. From time to time, we may experience price volatility or supply constraints for materials that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margin but does not disrupt production. We also acquire certain inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply.

Manufacturing Methods
We utilize two primary methods of fulfilling demand for products: build-to-order and engineer-to-order. We employ build-to-order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Engineering products to order permits the configuration of units to meet the customization requirements of our customers. Our inventory management and distribution practices in both build-to-order and engineer-to-order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing immediately prior to the sale or distribution of products to our customers.

Significant Customers
The U.S. Government is our only customer that accounts for greater than 10% of consolidated revenue. The operations of our Defense segment represent the substantial majority of our sales to the U.S. Government. In total, the U.S. Government represented 46%, 52% and 51% of our consolidated revenue results during 2010, 2009 and 2008, respectively.

Research and Development
Research and development is a key element of ITT’s engineering culture and is generally focused on the design and development of products and solutions that anticipate customer needs and emerging trends. Our businesses invest substantial resources for research and development (R&D) activities. We anticipate our investments in future R&D activities will be consistent with recent spending levels to ensure a continuing flow of innovative, high-quality products and maintain our competitive position in the markets we serve. Such activities are conducted in laboratory and engineering facilities at several of our major manufacturing locations. During 2010, 2009 and 2008, we recognized Company-funded R&D expenses of $253, $258, and $236, respectively, within operating expenses.
We also conduct R&D activities pursuant to contracts with the U.S. Government, generally related to the design of systems and equipment, as well as studies and experimentation to accomplish specific technical objectives. The knowledge gained from such R&D activities may be used in future production activities, including follow-on contracts for full-scale production of products based on the prototypes or models developed during the R&D phase. Costs incurred in connection with these activities are not included in the Company-funded R&D amounts noted above. R&D costs attributable to contracts with customers are recognized within costs of revenue when the expense is incurred.

Intellectual Property
We generally seek patent protection for those inventions and improvements likely to be incorporated into our products or where proprietary rights will improve our competitive position. We believe that our patents and applications are important for maintaining the competitive differentiation of our products and improving our return on research and development investments. While we own and control a significant number of patents, trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggregate, are of material importance to our business, management believes that our business, as a whole, as well as each of our core business segments, is not materially dependent on any one intellectual property right or related group of such rights.
Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. As the portfolio of our patents, patent applications, and license agreements has evolved over time, we do not expect the expiration of any specific patent to have a material adverse effect on our financial position, results of operations or cash flows.
In addition to the development of our patents, we are licensed to use certain patents, technology, and other intellectual property rights owned and controlled by others, and, similarly, the U.S. Government and/or other entities may be licensed to use certain patents, technology, and other intellectual property rights owned and controlled by us, under U.S. Government contracts or otherwise when we consider such licenses to be in our best interests.

Environmental Matters
We are subject to stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal. In the United States, such environmental laws and regulations include the Federal Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Environmental requirements are significant factors affecting all operations. We have established an internal program to assess compliance with applicable environmental requirements for all of our facilities. The program is designed to identify problems in a timely manner, correct deficiencies and prevent future noncompliance. Over the past several years, we have conducted regular, thorough audits of our major operating facilities. As a result, management believes that our companies are in substantial compliance with current environmental regulations.
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
Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. At December 31, 2010, we had accrued $139 related to environmental matters.

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

OVERVIEW OF BUSINESS SEGMENTS

Defense and Information Solutions
Our Defense segment is a major defense contractor and trusted provider of mission-critical products and services that support the Armed Services of the U.S. Government and its allies, as well as manufacturer of highly-engineered innovative technologies to meet the emerging requirements of U.S. government agencies and commercial customers. Our products are designed to serve needs around safety, security, intelligence and communication.
During 2010, we executed a strategic realignment of the Defense segment to better align with the emerging needs of its expanding global customer base, which is increasingly integrated and network-centric. The Defense segment was renamed ITT Defense and Information Solutions and the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. The realignment provided for better product portfolio integration, encouraging a more coordinated market approach while providing reductions in overhead costs. The realigned Defense segment divisions are: Electronic Systems (ES), Information Systems (IS), and Geospatial Systems (GS). The following table illustrates the annual revenue for the Defense segment and the percentage of revenue by segment division.

	2010	2009	2008
Defense segment revenue	$5,897	$6,067	$6,064
Percentage of revenue by division:
Electronic Systems	41%	43%	46%
Information Systems	39	38	36
Geospatial Systems	20	19	18

Customers
The principal customer for our Defense segment is the U.S. Government, specifically the U.S. Department of Defense (DoD). A substantial portion of U.S. Government work is performed in the United States under prime contracts and subcontracts, some of which by statute are subject to profit limitations and all of which are subject to termination by the U.S. Government, although such terminations generally are rare. A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our Consolidated Financial Statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs and products.
We also serve as a contractor and supplier for other U.S. government agencies, including the intelligence community, National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), Department of Homeland Security, and several first-responder agencies. In addition, we provide certain products to international governments through direct channels and the U.S. foreign military sales program. A smaller, but growing portion of our business is with commercial customers. The following table illustrates annual revenue for the Defense segment, as well as the approximate percentage of revenue by customer class.

	2010	2009
Percentage of revenue by customer class:
U.S. Government – DoD	73%	77%
U.S. Government – Other Agencies	13%	11%
International governments(a)	10%	9%
Commercial	4%	3%

(a)	Includes revenue derived through the U.S. Government’s foreign military sales program (FMS). The FMS program is the government-to-government method for selling U.S. defense equipment, services, and training.

Defense Segment Divisions
Electronic Systems Division (ES) – This division develops tactical communications equipment, electronic warfare and force protection equipment, radar systems and integrated structures equipment, providing the U.S. Armed Forces and its allies the ability to sense and deny threats to manned and unmanned platforms, ships, submarines and ground vehicles, and provides soldiers with secure and reliable networked communications. The realigned ES division, based in Clifton, New Jersey, consists of the businesses that previously were included within the prior Electronic Systems and Communication Systems divisions, as well as a portion of the Intelligence & Information Warfare division. Further details on the types of programs supported by the division include:

■	Communication systems equipment including Single Channel Ground and Airborne Radio (SINCGARS) equipment and Advanced Tactical Communications Systems (ATCS) as well as the development of Soldier Radio Waveform (SRW), the U.S. next generation capability to support network-centric operations. Other programs include SpearNet systems for the individual soldier, and fully programmable radio systems, including Soldier and Sensor Radios.

■	Force protection equipment including electronic countermeasures, interference mitigation technology, secure voice, data link and command and control systems and products. Countermeasure technology include CREW 2.1 which is equipment designed to neutralize certain improvised explosive devices from detonating.

■	Integrated electronic warfare systems, including Advanced Integrated Defensive Electronic Warfare Suite (AIDEWS) and Integrated Defensive Electronic Countermeasures (IDECM), allowing pilots and unmanned aerial vehicles to detect, deny, and evade battlefield threats.

■	Integrated structures equipment related to the carriage and release of weapons from an aircraft and lightweight advanced fiber-reinforced composite products.

■	Radar systems providing area surveillance and precision-approach control capabilities in fixed-site, transportable and mobile configurations including the integrated tactical Air Traffic Control System and the GCA-2000.
Information Systems Division (IS) – This division provides world-class integrated networked solutions across a broad spectrum of customers including military, intelligence, civil and commercial organizations. IS provides advanced systems and technologies in the areas of air traffic management, information and cyber solutions, large-scale systems engineering and integration and defense technologies. We provide the U.S. Government with both the advanced technologies that will manage their data flow and the personnel they need to run their sophisticated communications centers and systems. The realigned IS division, based in Herndon, Virginia, consists of the businesses that previously were included within the prior Advanced Engineering & Sciences and Systems divisions, as well as a portion of the Intelligence & Information Warfare division. Further details on the types of programs and services provided by the division include:

■	Providing systems integration, communications, engineering and technical support solutions ranging from strategic command and control and tactical warning and attack assessment, to testing, training and range evaluation.

■	Providing total systems support solutions for combat equipment, tactical information systems and facilities management.

■	Developing and deploying the Automatic Dependent Surveillance – Broadcast (ADS-B) system, a key component of the FAA’s program to modernize the nation’s air transportation system;

■	Providing NASA’s Goddard Space Flight Center with telemetry, tracking and command services for near-Earth missions by supporting NASA’s Space and Near Earth Networks, which provide most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, including the International Space Station, the space shuttle, the Hubble Space Telescope and the Earth Observing System satellites.

■	Providing information sharing, protection and integration solutions for intelligence and military customers for enhanced situational clarity by building intelligent core environments that transform data into actionable knowledge – in real-time.
Geospatial Systems Division (GS) – This division develops sophisticated digital imaging and sensor equipment systems that provide sight and situational awareness at the space, airborne, ground and soldier levels. Imaging and sensor equipment includes night vision goggles, as well as weather, location, surveillance and other related technologies. GS’s systems process and distribute information through defined networks, such that battlefield command posts and planning headquarters have the capabilities of viewing images provided by on-the-ground troops. The realigned GS division, based in Rochester, New York, consists of the businesses that previously were included within the prior Space Systems and Night Vision divisions.
The GS division serves a broad range of customers that include NASA, National Oceanic and Atmospheric Administration (NOAA), U.S. Air Force, U.S. Allied Military Forces and the U.S. Army. The products and services provided encompass: night vision goggles, sensor fused night vision goggles, monocular and weapon sights for ground forces, and image intensifier tubes required for all of these systems; satellite-based imaging payloads for intelligence, surveillance and reconnaissance solutions; high-resolution commercial imaging systems with earth and space science applications, climate and environmental monitoring sensors and systems, GPS navigation and software applications designed for image and data processing and dissemination.

Order Backlog
Funded order backlog, which represents unfilled firm orders for which funding has been authorized and appropriated by the customer, was $4.1 billion at December 31, 2010 compared to $5.1 billion at December 31, 2009. Certain defense programs have contract periods in excess of one year, as such we do not expect to fulfill all funded order backlog obligations during 2011; however, we do expect to satisfy a substantial portion. Unfunded order backlog, which represents unfunded firm orders and potential options on multi-year contracts, excluding protested awards and potential orders under indefinite delivery/indefinite quantity (ID/IQ) contracts, was approximately $7.4 billion at December 31, 2010 as compared to approximately $4.9 billion at December 31, 2009. The level of order activity and related backlog associated with programs within the Defense segment can be affected by project evaluation cycles, the timing of government funding authorizations, the general timing of the budget approval process and non-linear sales fluctuations associated with certain long-term production contracts. Year-over-year comparisons could, at times, be impacted by these factors, among others.

U.S. Government Regulatory Matters
We act as a prime contractor or major subcontractor for numerous U.S. Government programs. As a result, we are subject to extensive regulations and requirements of the U.S. Government agencies and entities which govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain unique business risks associated with U.S. Government program funding and appropriations and U.S. Government contracts, and with supplying technologically advanced, cutting-edge defense-related products and services to the U.S. Government.
U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems.
U.S. Government contracts include both cost reimbursement and fixed-price contracts. Cost reimbursement contracts, subject to a contract-ceiling amount in certain cases, provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance, (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule, and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable for reimbursement by statute, FAR or other regulation. Examples of such costs include charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs.
Fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, the contractor shares with the government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the contractor’s profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the contractor usually receives either milestone payments based on a percentage of the total contract price or monthly progress payments generally based on a percentage of costs incurred. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract.
U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. If a contract is terminated for convenience, the contractor is generally entitled to payments for its allowable costs and will receive some allowance for profit on the work performed. If a contract is terminated for default, the contractor is generally entitled to payments for its work that has been accepted by the government. The U.S. Government’s right to terminate its contracts has not had a material adverse effect upon our results of operations or financial condition.
U.S. Government programs generally are implemented by the award of individual contracts and subcontracts. Congress generally appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or change. The U.S. Government is required to equitably adjust a contract price for additions or reductions in scope or other changes ordered by it.
We are also involved in U.S. Government programs which are classified by the U.S. Government and cannot be specifically described in this Annual Report on Form 10-K. The operating results of these classified programs are included in our Consolidated Financial Statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of our other U.S. Government programs and products, and are subject to the same oversight and internal controls as other U.S. Government programs.
We are subject to government regulations and contract requirements which may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act (FCPA) and export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country. The export from the U.S. of many of our products may require the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act) and its implementing regulations under the ITAR, the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15-60 days (depending on the identity of the importing country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto.

Competitive Conditions
We compete with many companies in the U.S. defense industry for a number of programs, both large and small, but primarily with Lockheed Martin Corporation, The Boeing Company, Raytheon Company, General Dynamics Corporation, L-3 Communications Corporation, SAIC Inc., Northrop Grumman Corporation, Harris Corporation and BAE Systems, Inc. Intense competition and long operating cycles are both key characteristics of our business and the defense industry. We also compete internationally against these same companies, as well as Thales Group, EADS N.V., Finmeccanica S.p.A., SAAB and many others. It is common in this industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, serve as a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.
Our success in the competitive defense industry depends upon our ability to develop and market our products and services, as well as our ability to provide the people, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency. We must continue to maintain sources for raw materials, fabricated parts, electronic components, and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations.
Similarly, there is intense competition among many companies in the information and services markets. Programs within the information and services market as compared to product-based programs are generally shorter in duration, more labor intensive and have extremely competitive margin rates. Competitors in the information and services markets include the defense industry participants mentioned above, as well as many other large and small entities with expertise in various specialized areas. Our ability to compete successfully in the information and services markets depends on a number of factors; most important is the capability to deploy skilled professionals, many requiring security clearances, at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to ensure our success in attracting, developing and retaining sufficient resources to maintain or improve our competitive position within these markets.

Fluid Technology
Our Fluid segment provides critical products and services in markets that are driven by population growth, urbanization, increasing environmental concerns and regulation, and global infrastructure trends. Products include water transport and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with municipal, residential, commercial and industrial applications. Our engineers have designed and fielded breakthrough technologies for fluid handling products that conserve resources, increase efficiencies, and improve the quality of life for individuals, businesses, and communities. This segment brings its product and services portfolio to market through three market-oriented business divisions: Water & Wastewater, Residential & Commercial Water, and Industrial Process. The following table illustrates the annual revenue for the Fluid segment and the percentage of revenue by segment division.

	2010	2009	2008
Fluid segment revenue	$3,670	$3,363	$3,841
Percentage of revenue by division:
Water & Wastewater	52%	49%	47%
Residential & Commercial Water	29	30	32
Industrial Process	19	21	21

Our strategy to expand across the value chain to provide better service for our customers is moving us from a product supplier to a solution provider. For example, our Fluid segment’s product offerings extend from its core of submersible pumps and mixers to complete systems with intelligent control technologies that manage plant operation, technologies that analyze the waste stream, and products and systems to treat water through biological, filtration, oxidation and disinfection processes.

Geographic Profile
The Fluid segment’s primary geographic markets are the United States and Western Europe; however we have and may continue to make investments in areas that align with our strategy for growth in emerging markets. For example, during the past three years, we have invested in production and assembly facilities in Eastern Europe, China, India and Brazil. ITT strives to provide its global customer base with the systems and solutions they need to meet ever-increasing demands on life cycle cost control and energy and operating efficiencies. The following chart provides an overview of the Fluid segment’s geographic profile depicted as a percentage of 2010 revenue by customer location.

In addition to the listing of significant locations provided in Item 2, “Properties,” the Fluid segment maintains a global network of service centers providing after-market customer care. Service centers offer an array of integrated service solutions for industry including: preventive monitoring, contract maintenance, emergency field service, engineered upgrades, inventory management, and overhauls for pumps and other rotating equipment.

Fluid Segment Divisions
Water & Wastewater Division (WWW) – based in Stockholm, Sweden, WWW is a leader in water and wastewater handling and treatment. We provide global direct sales and service capabilities, working close to our customers to deliver energy-efficient and reliable solutions to customers in more than 140 countries. Our portfolio of products offers a full range of advanced treatment systems to clean and disinfect water, intelligent pumps and controls to transport water and wastewater, and full-service dewatering capabilities including pump sales, rental and onsite services to remove unwanted water. ITT is the originator and largest manufacturer of submersible pumps and mixers that form the heart of many of the world’s wastewater treatment facilities, as well as a leader in biological treatment systems for municipal and industrial wastewater. We are also a manufacturer of analytic instrumentation used to provide precise analysis and measurement for water and wastewater, environmental, medical, industrial, and food and beverage applications. Our brands include Flygt, Lowara, Sanitaire, Wedeco, Grindex, A-C Pump, Engineered Valves, ABJ, Well Point, WET, Leopold, PCI, Godwin Pumps, Royce Technologies, Secomam, ebro, SI Analytics, STM, WTW, AADI, Bellingham + Stanley, OI Analytical, CMS Research, and Global Water.
Residential & Commercial Water Division (RCW) – based in Morton Grove, Illinois, RCW manufactures pumps, systems and accessories which provide energy-efficient solutions for building heating, ventilation and air conditioning (HVAC) systems, pressure booster systems for building service and irrigation applications, turnkey fire pump packages, and residential pumps. Our brands include Goulds Pumps, Bell & Gossett, Vogel, Lowara, McDonnell & Miller, Red Jacket, Flowtronex, A-C Fire Pumps, Domestic Pump, Hoffman Specialty, Marlow Pumps, ITT Standard, WET, and Laing. Our portfolio of products includes those that promote “Green building” and Leadership in Energy and Environmental Design (LEED) applications.
Industrial Process Division (IP) – based in Seneca Falls, New York, IP manufactures pumps, valves, reverse osmosis units, heat exchangers and control systems. Our industrial portfolio of specialized technologies provides solutions with oil and gas, mining, power generation, chemical, paper and biopharmaceutical applications. Our products are engineered for challenging environments and offer reduced maintenance costs and energy-saving solutions. ITT’s industrial pump products are paired with our desalination reverse osmosis units to create additional resources in areas of the world where availability to water is extremely limited. Our brands include Goulds Pumps, Centripro, Pure-Flo, C’treat, PPS, and Pro Services.

Order Backlog
Order backlog as of December 31, 2010 and 2009 was $903 and $824, respectively. Delivery schedules vary from customer to customer based upon their requirements. Typically, large projects require longer lead production cycle and delays can occur from time to time. We expect the majority of our current backlog will be recognized as revenue within 2011.

Competitive Conditions
We compete against large and well-established national and global competitors and, in some markets, against regional and local companies. The markets for our products are fragmented and highly competitive, with primary competitive drivers being price, reputation, quality, energy efficiency, timeliness of delivery and technical expertise, as well as contractual terms and previous installation history. Our ability to use our portfolio of products, solutions and services to meet customer needs is a competitive strength.
Our market approach is to create value for our customers throughout their procurement cycle. We continue to explore and develop potential new offerings in conjunction with our customers. In the early phases of project design, we endeavor to create value in optimizing the selection of equipment for the customer’s specific application, as we are capable of providing technical expertise on product and system capabilities even outside the scope of our specific products, solutions and services. After the equipment is constructed and delivered to the customer’s site, we continue to create value through our after-market capabilities by optimizing the performance of the equipment over its operational life.
Competition in the water transport and treatment technologies markets focuses on product performance and design, quality, delivery, and price. In the sale of products and services, we benefit from our large installed base of pumps, valves and other equipment, which continually require maintenance, repair and replacement parts due to the nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for after-market products and services. In geographic regions where we are locally positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for after-market products relating to our highly engineered and customized products.
Competition in commercial and residential technologies markets focuses on trade names, product performance, quality, and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our market position.
In the pursuit of large industrial capital projects, competitive drivers and competition vary depending on the application and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than after-market services. Considering the domestic and global economic environments in 2010 and current forecasts for 2011, pricing was and, we believe, may continue to be a particularly influential competitive factor.

Motion & Flow Control
Our Motion & Flow segment delivers highly engineered, durable components that succeed in challenging environments where the cost of failure is high. The segment manufactures high-performance shock absorbers and brake friction materials for the transportation industry, switch applications for the industrial and aerospace industries, electrical connectors used in telecommunications, computers, aerospace, medical and industrial applications, and a wide range of pumps and tailored products for marine, food & beverage and general industrial markets. The segment primarily serves the high end of its markets, with brand recognition and a focus on new product development and operational excellence. The following table illustrates the annual revenue for the Motion & Flow segment and the percentage of revenue by segment division.

	2010	2009	2008
Motion & Flow segment revenue	$1,441	$1,253	$1,583
Percentage of revenue by division:
Motion Technologies	38%	39%	35%
Interconnect Solutions	28	27	29
Control Technologies	19	19	20
Flow Control	15	15	16

The Motion & Flow segment’s financial results are driven by economic conditions in its major markets, the cyclical nature of the transportation industry, production levels of major auto producers, demand for marine and leisure products, raw material prices, the success of new product development, platform life and changes in technology. Revenue opportunities are balanced between original equipment manufacturing (OEM) and after-market customers. Primary areas of business focus include expansion into adjacent markets, new product development, manufacturing footprint optimization, global sourcing of direct material purchases and lean fulfillment.

Geographic Profile
In addition to the traditional markets of the U.S. and Western Europe, opportunities in emerging markets within Asia Pacific, Eastern Europe and Latin America are increasing. The following chart provides an overview of the Motion & Flow segment’s geographic profile depicted as a percentage of 2010 revenue by customer location.

Motion & Flow Segment Divisions
Motion Technologies Division (MT) – based in Lainate, Italy, MT, through its Friction Technologies and Koni businesses, is a leader in brake pad, shock absorber and damping technology for the automotive and public transportation industries. Our Friction Technologies business applies innovative research of new friction materials and the identification of highly productive technologies to produce a range of automotive brake products to satisfy the precise needs of global manufacturers of car parts, motor vehicles, commercial vehicles, and trucks, from light-weight to severe duty. Our Koni business manufactures performance shock absorbers and railway equipment, using its Frequency Selective Damping (FSD) and Continuously Variable Damping (CVD) technologies, for use in three main customer groups: Car; Bus, Truck & Trailer; and Railway.
Interconnect Solutions Division (ICS) – based in Santa Ana, California, ICS designs and manufactures a wide range of highly specialized products that make it possible to connect with our electronic world, including connectors, interconnects, cable assemblies, multi-function grips, input/output card kits and smart card systems. Through our brands that include Cannon, VEAM and BIW, this division serves customers in the defense, aerospace, industrial, oil and gas, medical, handheld electronics, alternative energy and transportation markets.
Control Technologies Division (CT) – based in Valencia, California, CT is a worldwide supplier of valves, actuators, pumps and switches for the commercial, military, regional, business jet and general aviation markets. Products are sold globally to OEM and after-market customers. CT also sells switches, regulators, custom energy absorption and vibration isolation, and shape-cutting products for industrial applications in the oil and gas, fluid power, power generation, chemical, transportation, and general industrial markets. CT brands include ITT Aerospace, Jarret, Neo-Dyn, Conoflow, Enidine, Enivate, Cleveland Motion Controls, Burny, and Kaliburn.
Flow Control Division (FC) – based in Gloucester, Massachusetts, FC is a leading producer of pumps and related products for the marine, food & beverage and general industrial markets. Products are sold worldwide under the brand names Jabsco, Rule, Flojet, Midland-ACS, LVM, and Alcon. FC, through its Flojet and Totton brands, is also a producer of pumps and components for beverage applications. Both Jabsco and Flojet also produce pumps for other specialty industrial fluid dispensing applications. Flow Control businesses provide valve actuation control systems for harsh environments, including oil and gas pipelines, as well as solenoid valves with a wide array of end uses ranging from petrochemical plants to drag cars.

Order Backlog
Order backlog as of December 31, 2010 and 2009 was $398 and $376, respectively. Orders are filled based on customer delivery schedules that typically cover no longer than three months. We expect that substantially all backlog will be recognized as revenue during 2011.

Competitive Conditions
In Motion & Flow, competition is encountered in substantially all areas of its business and is therefore a significant factor. This competitive environment has resulted in increased pressure to reduce pricing and maintain a continuous focus on cost structures. We compete against large and well-established national and global competitors and, in some markets, against regional and local companies. The markets for our products are fragmented and highly competitive, with primary competitive drivers being price, product capability, product quality, delivery, customer service and technical expertise. We are focused on differentiated new product development and leveraging our strong customer relationships and improved cost structures, striving to maintain our competitive advantage.
The automotive and public transportation industries are highly competitive in nature. We compete with many manufacturers and distributors globally to supply OEMs and to serve the after-market. Competition is driven by price, technology, product quality, timeliness of delivery, customer service and breadth of products. Our customer and product-specific product range has allowed us to satisfy the precise technical needs of our customers. Through our continuous pursuit and development of market-leading friction materials and state-of-the-art manufacturing processes, we have become a leading supplier to global automotive manufacturers.
The worldwide connectors industry is fragmented and highly competitive. Competition is mainly driven by technological innovation, price, delivery and customer service. We compete against many companies of varied size and scope by offering a broad range of differentiated and high-quality products, which are competitively priced. We believe our robust design and value-based product development, coupled with our global engineering, manufacturing and distribution capabilities, drive a focus on our customers from design inception through production to final delivery and allow for continued new market expansion.
As a world leader in the design, manufacturing and supply of commercial, military, industrial and aerospace products such as switches, actuators, pumps and valves, Motion & Flow faces competition from many different companies or divisions thereof in substantially all areas of business. We compete primarily on the basis of product quality and innovation, reputation, customer service and price competitiveness. Sales of our reliable and high-quality products in the industrial and aerospace markets are made to both end-users and our large client base of OEMs and sub-tier suppliers who trust our products to support their program applications as designed. Relationships developed with these key customers based on our technological and engineering capabilities, quality performance, delivery, and service have enabled us to obtain business on OEM programs for their systems and components and subsequently obtain the follow-on after-market business.
Motion & Flow also produces and sells pumps and related products for the marine & leisure, food & beverage and general industrial markets. A focus on product reliability and new product innovation and development has allowed us to compete effectively, to cultivate and maintain key customer relationships and to serve and to expand into many niche and new markets.

Item 1A.	RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our businesses, financial conditions and results of operations, including those discussed below, which may affect the value of our common stock. We believe the risks discussed below are currently the most significant. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.

Spinoff Transactions

The proposed spinoffs of our water and defense businesses are contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, may not achieve the intended results, and may present difficulties that could have an adverse effect on us.
We expect to file a Registration Statement on Form 10 with the Securities and Exchange Commission (SEC) with respect to the distribution to our stockholders of all of the shares of common stock of two of our subsidiaries that would hold, directly or indirectly, the assets and liabilities for our water-related and defense-related businesses, respectively. Completion of the spinoff transactions will be contingent upon the approval of our Board of Directors, a favorable ruling from the Internal Revenue Service (IRS), the effectiveness of each of the Registration Statements on Form 10 and other conditions. For these and other reasons, the spinoff transactions may not be completed or may not be completed prior to the end of the year. Additionally, execution of the proposed spinoff transactions may require significant time and attention from management, which could distract management from the operation of our business and the execution of our other strategic initiatives. Our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spinoff transactions. Further, if the spinoff transactions are completed, each of these transactions may not achieve the intended results. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

The spinoff transactions could result in substantial tax liability.
We will request a private letter ruling from the IRS substantially to the effect that, for U.S. federal income tax purposes, each of the spinoff transactions and certain related transactions will qualify under Sections 355 and/or 368 of the Internal Revenue Code (the Code). Our receipt of the private letter ruling will be a condition to the completion of the spinoffs. If the factual assumptions or representations made in the private letter ruling request are inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS will not rule on whether a distribution such as the spinoff satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the private letter ruling will be based on representations by us that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling. The spinoffs will also be conditioned on our receipt of an opinion of outside counsel, in form and substance satisfactory to us, substantially to the effect that, for U.S. federal income tax purposes, the spinoffs and certain related transactions will qualify under Sections 355 and/or 368 of the Code. The opinion will rely on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by each of the spinoff companies and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion will not be binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.
If, notwithstanding receipt of the private letter ruling and opinion, the spinoff transactions were determined to be a taxable transaction, each U.S. holder of our common stock who receives shares of the spinoff companies in the spinoff transactions would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of the spinoff company received. That distribution would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in our shares of common stock with any remaining amount being taxed as a capital gain. In addition, if certain related transactions were to fail to qualify for tax-free treatment, the spinoff companies would be treated as if they had each sold part of their respective assets (which will be retained by us) in a taxable sale for fair market value and we would be treated as receiving such assets from the spinoff companies as a taxable dividend.
Under the terms of the tax sharing agreement we will determine which company will be responsible for any taxes imposed by the spinoff transactions.

If the spinoff transactions are completed, our operational and financial profile will change and we will be a smaller, less diversified company than ITT’s current operations.
If consummated, the proposed spinoff transactions will result in ITT being a smaller, less diversified company than we currently are with a narrower business focus than we currently have. We will have a more limited business with greater concentration in the industrial products market and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish. As such, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility. Our operations may also be impacted by a limited ability to attract new employees in a timely manner.

If the proposed spinoff transactions are consummated, there may be substantial changes in our stockholder base, which may cause the price of our common stock to fluctuate following the proposed spinoffs.
Investors holding our common stock may hold our common stock because of a decision to invest in a company that operates in multiple markets with a diversified commercial and defense portfolio. If the proposed spinoff transactions are consummated, shares of our common stock will represent an investment in a smaller company with its business concentrated in the engineered industrial products industry. These changes may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices, which could cause investors to sell their shares of our common stock. Excessive selling pressure could cause the market price of our common stock to decrease following the consummation of the proposed spinoff.

Business and Operating Risks

We are dependent on the U.S. Government for a substantial portion of our revenue.
Approximately 46% of our 2010 revenue was derived from products and services ultimately sold to the U.S. Government, including the Department of Defense (DoD), and our results are therefore affected by, among other things, the annual federal budget, appropriations made to defense programs, spending levels and the timing of appropriations for defense programs. DoD budget and priorities impacting the programs can be affected by external threats to our national security, funding for on-going operations in Iraq and Afghanistan, future priorities of the current presidential administration, and the overall health of the U.S. and world economies. Our future results may be impacted by our ability to receive awards under new and on-going defense programs, as well as other U.S. Government programs, our ability to develop and market products and services under these programs, as well as the variability of timing and size of certain key orders. The U.S. Government has the ability to terminate contracts for convenience or for default; therefore, our future results could be materially impacted by the termination or failure to fund one or more significant contracts by the U.S. Government. Since many of our government contracts are fixed-price, increased costs which cannot be justified as an increase to the contract value exposes the risk of reduced profitability and the potential loss of future business. In addition, numerous contracts are subject to security and facility clearances, as well as export licenses, which, if withdrawn, restricted or made unavailable, would adversely affect our business. Changes in U.S. Government contracting regulations, and related governmental investigations could increase our costs of regulatory compliance and could have a negative effect on our brand name and on our ability to win new business.

Our exposure to pending and future asbestos claims and related assets, liabilities, and cash flows are subject to significant uncertainties, which could have adverse effects on our financial condition, results of operations and cash flows.
ITT, including its subsidiary Goulds Pumps, Inc., has been joined as a defendant in numerous lawsuits and claims in which the plaintiffs claim damages for personal injury arising from exposure to asbestos in connection with certain products sold or distributed that may have contained asbestos. We expect to be named as defendants in similar actions in the future. We record an estimated liability related to pending claims and claims estimated to be received over the next ten years based on a number of key assumptions, including the plaintiffs’ propensity to sue, claim acceptance rates, disease type, settlement values and defense costs. These assumptions are derived from ITT’s recent experience and reflect the Company’s expectations about future claim activities. These assumptions about the future may or may not prove accurate, and accordingly, the Company may incur additional liabilities in the future. A change in one or more of the inputs used to estimate the asbestos liability could materially change the estimated liability and associated cash flows for pending claims and those estimated to be filed in the next 10 years. Although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time.
We record an asset that represents our best estimate of probable recoveries from insurers or other responsible parties for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, the methodology for allocating claims to policies, and the continued solvency of the Company’s insurers or other responsible parties. The assumptions underlying the recorded asset may not prove accurate, and as such, actual performance by our insurers and other responsible parties could result in lower receivables or cash flows expected to reduce the Company’s asbestos costs.
Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims that may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost, nor potential recoveries, of resolving the pending and all unasserted asbestos claims. Additionally, we believe it is possible that the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations or cash flows.

The level of returns on postretirement benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.
A substantial portion of our current and retired employee population is covered by pension and other employee-related defined benefit plans (collectively, postretirement benefit plans). We may experience significant fluctuations in costs related to postretirement benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our postretirement plans is incurred over long periods of time and involves various factors and uncertainties during those periods, which can be volatile and unpredictable, including the rates of return on postretirement benefit plan assets, discount rates used to calculate liabilities and expenses, rates of future compensation increases, and trends for future medical costs. Management develops each assumption using relevant Company experience in conjunction with market-related data. Our financial position and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.
We make contributions to fund our postretirement benefit plans when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on postretirement benefit plan assets and the minimum funding requirements established by local government funding or tax authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of our plan assets, or other adverse changes to our overall pension and other employee-related benefit plans could require us to make significant funding contributions and affect cash flows in future periods.
U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we have sought and expect to continue to seek reimbursement from the DoD for a portion of our postretirement costs and plan contributions.

We rely on our information systems in our operations. Security breaches could adversely affect our business and results of operations.
The efficient operation of our business is dependent on computer hardware and software systems. Even the most well-protected information systems are vulnerable to internal and external security breaches including by those computer hackers and cyber terrorists. The unavailability of the information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and could result in decreased performance and increased overhead costs, causing an adverse effect on our business, results of operations or financial condition.
Our systems are decentralized, which presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would be in a more centralized environment. In addition, “company-wide” business initiatives, such as the integration of information technology systems, or the formation of a technology system impacting different parts of our business, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by raw material price volatility and the inability of key suppliers to meet quality and delivery requirements.
Our business relies on third-party suppliers, contract manufacturing and commodity markets to secure raw materials, parts and components used in our products. We are exposed to volatility in the prices and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, ability to meet regulatory requirements, weather emergencies or acts of war or terrorism. Any delay in our suppliers’ abilities to provide us with necessary materials, price increases, or decreased availability of raw materials or commodities could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

Other Risks, including Litigation and Regulatory Risk

The effects of changes in worldwide economic and capital markets conditions may significantly affect our revenue, profitability, results of operations and our ability to maintain liquidity or procure capital.
The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which the Company operates. If, for any reason, we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.
Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers and financial institutions and other third parties. The tightening of credit markets may reduce the funds available to our customers to buy our products and services for an unknown, but perhaps lengthy, period. Restrictive credit markets may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce consumption even in a stable marketplace.
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
We are subject to various laws, ordinances, regulations and other requirements of government authorities in foreign countries and in the United States, any violations of which could create a substantial liability for us, and also could cause harm to our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.
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
Our international operations, including sales of U.S. exports, comprise a growing portion of our operations and are a strategic focus for continued future growth. Our strategy calls for increasing sales to operations in overseas markets, including developing markets such as Central and South America, China, India and the Middle East. In 2010, approximately 34% of our total sales were to customers operating outside of the United States. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import, export and other trade restrictions, changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, government instability, our ability to hire and maintain qualified staff in these regions and maintaining the safety of our employees. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
As we continue to grow our business internationally, our operating results could be affected by the relative strength of the European, Asian and developing economies and the impact of currency exchange rate fluctuations.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material adverse effect on our business, financial condition or results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). This legislation affects comprehensive changes to the regulation of financial services in the United States and will subject us to additional federal regulation. The Dodd-Frank Act will require the Federal Deposit Insurance Corporation (FDIC), the Securities and Exchange Commission (SEC) and other federal agencies to enact numerous new rules, many of which may not be implemented for several months or years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how the Dodd-Frank Act and such regulations will impact the cost of compliance for a public company. We are currently evaluating and monitoring developments with respect to the Dodd-Frank Act and the resulting rule proposals and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.
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
The Dodd-Frank Act also requires companies in the mining industry to disclose in their periodic reports filed with the SEC substantial additional information about safety issues relating to their mining operations. The mining industry is already subject to stringent safety and health standards and recent mining accidents in West Virginia and abroad have received international attention and have led to responses at the state and national levels that have resulted in increased scrutiny of mining operations, particularly underground mining operations. This heightened scrutiny could generate negative publicity for the mining industry, increase the cost of compliance with mining regulations or result in the passage of new laws and regulations, any of which could negatively affect our business results.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have 575 locations, in 51 countries on 6 continents. These properties total 22 million square feet, of which 499 locations, or 12 million square feet are leased. We consider the many offices, plants, warehouses, and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table shows the significant locations by segment and division.

		SQ FT
LOCATION	DIVISION	(IN ’000S)	OWNED / LEASED
Defense segment
Clifton, New Jersey	Electronic Systems	921	Owned
Rochester, New York	Geospatial Systems	440	Owned
Fort Wayne, Indiana	Electronic Systems	302	Leased
Roanoke, Virginia	Geospatial Systems	251	Owned
Rochester, New York	Geospatial Systems	250	Leased
Fort Wayne, Indiana	Electronic Systems	241	Owned
Rochester, New York	Geospatial Systems	225	Owned
Fluid segment
Emmaboda, Sweden	Water and Wastewater	1,156	Owned
Metz, France	Water and Wastewater	870	Leased
Seneca Falls, New York	Industrial Process	828	Owned
Morton Grove, Illinois	Residential and Commercial Water	530	Owned
Veneto, Italy	Residential and Commercial Water	379	Owned
Auburn, New York	Residential and Commercial Water	298	Owned
Lubbock, Texas	Residential and Commercial Water	229	Owned
Shenzhen, China	All divisions	227	Leased
Cheektowaga, New York	Residential and Commercial Water	200	Owned
Motion and Flow segment
Oud Beijerland, Netherlands	Motion Technologies	379	Owned
Sonora, Mexico	Interconnect Solutions	358	Owned
Santa Ana, California	Interconnect Solutions	301	Owned
Piemonte, Italy	Motion Technologies	279	Owned
Ostrava, Czech Republic	Motion Technologies	256	Leased
Weinstadt, Germany	Interconnect Solutions	231	Owned
Valencia, California	Control Technologies	200	Leased
Corporate Headquarters
White Plains, New York	Corporate Headquarters	95	Leased

Item 3.	LEGAL PROCEEDINGS

ITT Corporation and its subsidiaries from time to time are involved in legal proceedings, the majority of which are incidental to the operation of their businesses. Some of these proceedings allege damages relating to personal injury claims, environmental liabilities, intellectual property matters, copyright infringement, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See information provided below and Note 19, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further information.

Asbestos Proceedings
ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos. Frequently, the plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets. Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company.
We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next ten years is not reasonably estimable due to a number of factors. As of December 31, 2010, we recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,676, including expected legal fees, and an associated asset of $1,034, which represents estimated recoveries from insurers and other responsible parties, resulting in a net asbestos exposure of $642.

Other Proceedings
On April 17, 2007, ITT’s Board of Directors received a letter on behalf of a shareholder requesting that the Board take appropriate action against the employees responsible for the violations at our Night Vision facility described above. During 2007 and 2008, the Company also received notice of four shareholder derivative actions each filed in the U.S. District Court for the Southern District of New York. On July 10, 2010, the Court granted the Defendants’ Motion to Terminate the proceedings. This matter is concluded.

Item 4.	[REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is provided regarding the executive officers of ITT. Each of the executive officers was elected to his or her position by the Company’s Board of Directors.

	AGE AT		OTHER BUSINESS EXPERIENCE DURING
NAME	2/1/11	CURRENT TITLE	PAST 5 YEARS
Angela A. Buonocore	52	Senior Vice President, Chief Communications Officer (2008)	Vice President, Director of Corporate Relations, ITT (2007); Vice President, Corporate Communications, The Pepsi Bottling Group (2001)
Aris C. Chicles	49	Senior Vice President, Director of Strategy and Corporate Development (2008)	Vice President, Director of Strategy and Corporate Development, ITT (2006)
Frank R. Jimenez	46	Vice President, General Counsel (2009)	General Counsel of the Navy (2006)
Janice M. Klettner	50	Vice President, Chief Accounting Officer (2008)	Chief Accounting Officer and Assistant Secretary, ITT (2006)
Steven R. Loranger	58	Chairman, President and Chief Executive Officer (2004)
David F. Melcher	56	Senior Vice President, ITT, President, ITT Defense & Information Solutions (2010)	Vice President, ITT, President, ITT Defense Electronics & Services (2008); Vice President, Strategy and Business Development (2008), ITT Defense Electronics & Services (2008); Lieutenant General, U.S. Army, Deputy Chief of Staff, Military Deputy for Budget (2006)
Gretchen W. McClain	48	Senior Vice President, ITT, President, ITT Fluid and Motion Control (2008)	Vice President, ITT, President, ITT Fluid Technology (2007); President, ITT Residential & Commercial Water (2005)
Denise L. Ramos	54	Senior Vice President and Chief Financial Officer (2007)	Chief Financial Officer, Furniture Brands International (2005)

Note: Date in parentheses indicates the year in which the position was assumed.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK – MARKET PRICES AND DIVIDENDS

	2010		2009
	HIGH	LOW	HIGH	LOW
Three Months Ended:
March 31	$55.61	$47.41	$51.42	$31.94
June 30	57.99	44.17	46.91	37.26
September 30	50.79	42.05	52.71	41.15
December 31	53.24	45.06	56.95	48.43

The above table reflects the range of market prices of our common stock as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded (under the trading symbol “ITT”). During the period from January 1, 2011 through January 31, 2011, the high and low reported market prices of our common stock were $64.00 and $51.80, respectively. ITT common stock is also listed on the Euronext Exchange under the “ITT” trading symbol.
We declared dividends of $0.25 and $0.2125 per share of common stock in each of the four quarters of 2010 and 2009, respectively. In the first quarter of 2011, we declared a dividend of $0.25 per share for shareholders of record on March 2, 2011. Dividend decisions are subject to the discretion of our Board of Directors and will be based on, and affected by, a number of factors, including operating results and financial requirements. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future.
There were 19,269 holders of record of our common stock on February 11, 2011.

EQUITY COMPENSATION PLAN INFORMATION
The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2010.

			TOTAL	MAXIMUM
			NUMBER	DOLLAR
			OF SHARES	VALUE OF
			PURCHASED AS	SHARES THAT
			PART OF	MAY YET BE
	TOTAL	AVERAGE	PUBLICLY	PURCHASED
	NUMBER	PRICE	ANNOUNCED	UNDER THE
(IN MILLIONS)	OF SHARES	PAID	PLANS OR	PLANS OR
PERIOD	PURCHASED	PER SHARE(1)	PROGRAMS(2)	PROGRAMS(2)
10/1/10 – 10/31/10	–	–	–	$569
11/1/10 – 11/30/10	–	–	–	$569
12/1/10 – 12/31/10	–	–	–	$569

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of December 31, 2010, we had repurchased 7.1 million shares for $431, including commission fees, under the $1 billion share repurchase program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, repay debt, pay dividends, execute strategic acquisitions, and repurchase common stock.

PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
Based upon an initial investment on December 31, 2005 of $100 with dividends reinvested

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ITT Corporation	$100.00	$111.45	$130.69	$92.20	$101.69	$108.78
S&P 500	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
S&P 500 Industrials Index	$100.00	$113.29	$126.93	$76.26	$92.22	$116.87

Information provided in the Performance Graph shall not be deemed filed with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements and other Company information for each of the five years presented. Prior year amounts have been reclassified to reflect discontinued operations. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2010	2009	2008	2007	2006
Results of Operations
Revenue(a)	$10,995	$10,674	$11,476	$9,000	$7,808
Operating income(b)	900	894	1,198	978	801
Operating margin(b)	8.2%	8.4%	10.4%	10.9%	10.3%
Income from continuing operations	654	641	768	633	500
Income from continuing operations per diluted share	$3.53	$3.49	$4.17	$3.43	$2.66
Dividends declared	$1.00	$0.85	$0.70	$0.56	$0.44
Financial Position
Total assets(a)	$12,438	$11,129	$10,480	$11,553	$7,401
Total debt(a)	1,365	1,506	2,147	3,566	1,097

(a)	In September 2007 and December 2007, we acquired International Motion Control (IMC) and EDO Corporation (EDO), respectively. These businesses contributed 2008 revenue growth of approximately 19.0%, as compared to 2007. These businesses provided $2,758 of total assets and $2,154 of total debt on date of acquisition.

(b)	The decline in operating income and operating margin from 2008 to 2009 and 2010 is primarily attributable to the recognition of a net asbestos liability related to pending claims and unasserted claims estimated to be filed over the next ten years. The 2010 and 2009 asbestos charges, net of estimated recoveries from insurers and other responsible parties, included in operating income were $385 and $238, respectively. It is probable that we will incur additional liabilities for asbestos claims filed beyond our current 10-year horizon and such liabilities may be material.

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share amounts, unless otherwise stated)

EXECUTIVE SUMMARY
ITT reported revenue of $11.0 billion for the year ended December 31, 2010, an increase of 3.0% from $10.7 billion reported in 2009. Benefits from newly acquired businesses and a general recovery from the challenging 2009 market conditions drove revenue growth and exceeded declines from certain programs that support the U.S. Government Armed Services. Investments in strategic operational and productivity initiatives taken over the past two years provided significant year-over-year savings; however, these savings were largely offset by additional asbestos-related costs, and resulted in 2010 income from continuing operations of $654 or $3.53 per diluted share, reflecting growth of 2.0%.
Adjusted income from continuing operations was $818 for 2010, reflecting an increase of $132, or 19.2%, over the prior year adjusted amount. Our adjusted income from continuing operations translated into $4.41 per diluted share, which represents a record level for ITT and a $0.68 or 18.2% increase over the prior year. See the “Key Performance Indicators and Non-GAAP Measures,” section included within Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.
Additional financial highlights for 2010 include the following:

■	Deployment of more than $1.0 billion of capital into a number of strategic acquisitions in growth markets, most notably the acquisitions of Nova and Godwin in our Fluid segment, which provided earnings accretion of $0.08 per share.

■	Execution of a strategic transformation at our Defense segment that created greater efficiencies and better aligned our technical capabilities with our customers’ needs. Additionally, we completed the divestiture of CAS, our SETA business, which generated proceeds of $237 and an after-tax gain on sale of $130.

■	Cash flow from operating activities of $1.2 billion, an 18% increase in our annual dividend to shareholders, and a cash position at the end of the year in excess of $1.0 billion.

■	Net charge to operating income of $385 relating to asbestos exposures, reflecting an increase in our estimated liability net of insurance and other third-party recoveries, as a result of deteriorating conditions which affected several key factors used to estimate the net liability.

■	Positions secured on a number of significant U.S. Government programs, including the FAA Systems Engineering 2020 (SE2020) support, the NASA Space Communications Network Services and the Kuwait and Afghanistan Base Operations & Security Support Services.

■	In January 2011, the announcement of our plan to transform ITT into three distinct, publicly traded companies by the end of 2011.
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

Key Performance Indicators and Non-GAAP Measures
Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, income from continuing operations per diluted share or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■	“organic revenue” and “organic orders,” defined as revenue and orders, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period.

■	“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” defined as income from continuing operations and

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

	2010	2009	2008
Income from continuing operations	$654	$641	$768
Adjusted net asbestos-related costs, net of tax(a)	205	131	—
Tax-related special items(b)	(41)	(86)	(34)

Adjusted income from continuing operations	818	686	734

Income from continuing operations per diluted share	$3.53	$3.49	$4.17
Adjusted income from continuing operations per diluted share	$4.41	$3.73	$3.99

(a)	The net asbestos-related costs, net of tax, include costs related to an annual remeasurement of our asbestos assets and liabilities. Quarterly provisions for net asbestos-related costs, net of tax which relate to maintaining a rolling 10-year projection period are not included as a special item. The following table provides a reconciliation of net asbestos-related costs to adjusted net asbestos-related costs, net of tax, included as a special item.

	2010	2009
Net asbestos-related costs before taxes	$385	$238
Less: net asbestos-related costs incurred outside annual remeasurement	(55)	(28)

Net asbestos-related costs related to annual remeasurement before taxes	330	210
Tax rate	38.0%	37.7%

Adjusted net asbestos-related costs, net of tax	$205	$131

See Note 19, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements for further information.

(b)	The 2010 tax-related special items primarily include a reversal of certain valuation allowances, a reversal of uncertain tax positions and a reduction of deferred tax assets associated with the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). The 2009 tax-related special items primarily relate to interest received on a tax settlement and the reversal of deferred tax liabilities relating to a restructuring of certain international legal entities. The 2008 tax-related special items primarily relate to a tax account validation adjustment. See Note 6, “Income Taxes,” in the Notes to our Consolidated Financial Statements for further information.

■	“free cash flow” defined as net cash provided by operating activities, as reported in the Statement of Cash Flows, less capital expenditures and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt and interest payments. A reconciliation of free cash flow is provided below.

	2010	2009	2008
Net cash from continuing operations	$1,234	$1,258	$1,107
Capital expenditures	(328)	(271)	(248)
Discretionary pension contributions, net of tax	31	62	—

Free cash flow	$937	$1,049	$859

2011 Outlook
Revenue for the full year 2011 is expected to grow to approximately $11.4 billion with adjusted earnings in the range of approximately $4.62 to $4.82 per diluted share. Organic revenue is expected to grow approximately 2%, with solid growth in the commercial businesses more than offsetting a slight decline in the Defense segment. Full-year revenue for the Defense segment is expected to decline approximately 2%, and operating margin is expected to decline to approximately 12.4%. Fluid segment revenue is expected to grow approximately 12%, and organic revenue growth is projected at approximately 5%. Fluid segment operating margin is expected to grow to approximately 14.0%. Motion & Flow segment revenue growth is expected to be approximately 7%, reflecting organic revenue growth of approximately 5%. Operating margin for Motion & Flow segment is estimated to grow to approximately 15.0%. This guidance excludes future impacts to earnings per share and operating margin that will result from the Company’s recently announced spinoff transaction.
On January 12, 2011, the Company announced a plan to spinoff its water-related and defense-related businesses by the end of 2011. The water-related businesses will include the Water & Wastewater division and the Residential & Commercial Water division, as well as the Flow Control division that is currently reported within the Motion & Flow Control segment. This new water business is estimated to generate pro forma 2011 revenue of approximately $3.6 billion. The new defense-related business, that will include the divisions that currently comprise our Defense segment, is estimated to generate pro forma 2011 revenue of approximately $5.8 billion. The new ITT will include the divisions that comprise our Motion & Flow segment, except for the Flow Control division, and will include the Industrial Process division currently reported within the Fluid segment. The new ITT is estimated to generate pro forma 2011 revenue of approximately $2.1 billion. Pro forma revenue presented above is without other adjustment.

Known Trends and Uncertainties
The following list represents a summary of trends and uncertainties which could have a significant impact on our results of operations, financial position and/or cash flows:

■	The global economic environment remains in a relative state of uncertainty. Although financial markets have recovered from their lows in 2009, we consider the overall global economic recovery to be a gradual, long-term process. In the U.S., gradual improvements in credit availability, solid consumer spending, moderate job creation and less uncertainty about new regulations and taxes should work to reinforce the economic recovery. However, downside factors such as the challenges facing local, state and federal government finance and possible spillover of Europe’s sovereign debt crisis could limit or delay U.S. growth. Within Europe, the sovereign debt crisis has weakened the recovery process and created the potential for significant volatility during 2011. The potential for unforeseen adverse macroeconomic events remains a concern and the occurrence of such events could have a significant unfavorable effect on our business.

■	The FY 2011 U.S. Department of Defense (DoD) budget was submitted to Congress by President Obama, but remains under deliberation. Agencies including the Department of Defense are operating under a continuing resolution. There is a chance this continuing resolution could be extended for the full fiscal year by the new Congress. Federal cabinet departments and agencies operating under a full-year continuing resolution, instead of enacted annual FY 2011 appropriations, are precluded from starting new programmatic initiatives or increasing production levels in ongoing procurement programs, unless they receive specific congressional authorization to reprogram funds. The administration’s spending and programmatic priorities, detailed in the DoD budget request and aligned with the 2010 Quadrennial Defense Review, include investments of an enduring nature and focus on the future challenges of modernization and transformation of forces and capabilities. Examples include intelligence, surveillance and reconnaissance, network communications, cyber warfare and security, unmanned aircraft and integrated logistics support. Our portfolio of defense solutions, which covers a broad range of air, sea and ground platforms and applications, aligns with the priorities outlined by the DoD. However, uncertainty related to potential changes in appropriations and priorities could materially impact our business.

■	Programs related specifically to the support of ongoing operations in Iraq and Afghanistan face declining revenue streams going forward. This expectation is reflected in our business plans. The degree to which a reduction in these activities accelerates or not remains an area of uncertainty. There has been particular uncertainty around the U.S. administration’s earlier statements and intentions regarding reducing troop level presence in Afghanistan beginning in mid-2011.

■	Ongoing Department of Defense acquisition reform and Secretary Gates’ cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to industry profit margins going forward.

■	A portion of our Fluid segment’s revenue is derived from municipal projects and services. European austerity measures and budget pressures within the U.S. have forced governments to plan for reductions in spending, reevaluate their priorities and postpone wastewater infrastructure projects. These actions have led to a reduction in demand, increased competition and pricing pressures. Our ability or inability to secure project orders in this challenging environment could significantly affect our Fluid segment results.

■	A portion of the Fluid segment’s revenue is derived from U.S. commercial construction spending and residential real estate activity. Commercial construction build rates are expected to remain low during the majority of 2011 as the build versus buy indicator for real estate investors continues to favor investing in existing buildings due to depressed asset prices. Similarly, consensus expectations for residential homebuilding are mixed, reflecting uncertainty around the likelihood and magnitude of a recovery. The continued uncertainty and volatility within these markets could significantly affect the results of our Fluid segment.

■	A portion of our business provides pumps for the general industrial, mining, pulp and paper, chemical and petroleum processing industries. Emerging markets have led in the global industrial project recovery, most significantly within the mining industry as high metal prices have promoted robust demand for mining equipment. However, as long as global economic uncertainty remains it will be difficult to predict how the trends in industrial project orders may be impacted.

■	A portion of our Motion & Flow segment provides original equipment and after-market products to the automotive industry. Governmental automotive stimulus programs introduced during 2009 encouraged moderate recovery and induced increased levels of inventory restocking during 2010. However, as these programs have reached their conclusion, the potential for unfavorable trends within the automotive industry, particularly within Europe where we have a concentration of our business, continues to exist and could negatively impact our future results.

■	The connectors industry experienced significant declines in both orders and sales during 2009. Recent connectors industry data indicates that the recovering order trend experienced during 2010 has slowed over the past few months, but remains favorable compared to 2009. Due to the significant volatility experienced within this industry, it is difficult to predict how order trends will be impacted during 2011.

■	While projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict, developments in several key factors since the third quarter of 2009 negatively impacted the assumptions used in our estimates. Further deterioration in these factors could have an unfavorable effect on our estimated asbestos costs and negatively affect our results of operations. In 2011, we expect higher net asbestos charges and greater net cash outflows as a result of the effects of inflation and a decline in the amount of available insurance or other recoveries. In addition, it is probable that we will incur additional liabilities for asbestos claims filed beyond our current 10-year horizon and such liabilities may be material. See Note 19 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further information.

■	The Company currently anticipates significant expenditures associated with the planned spinoff transaction primarily consisting of employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs, including investment banking, consulting fees.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Item 1A of this Annual Report on Form 10-K and our disclosure under the caption “Forward-Looking Statements” at the end of this section.

DISCUSSION OF FINANCIAL RESULTS
2010 VERSUS 2009

	2010	2009	CHANGE
Revenue	$10,995	$10,674	3.0%
Gross profit	3,175	3,024	5.0%
Gross margin	28.9%	28.3%	60	bp
Operating expenses	2,275	2,130	6.8%
Expense to revenue ratio	20.7%	20.0%	70	bp
Operating income	900	894	0.7%
Operating margin	8.2%	8.4%	(20	)bp
Interest and non-operating expenses, net	82	84	(2.4)%
Income tax expense	164	169	(3.0)%
Effective tax rate	20.0%	20.9%	(90	)bp
Income from continuing operations	654	641	2.0%

REVENUE
Our 2010 revenue was marked by growth from strategic acquisitions as well as a level of economic recovery within a majority of our commercial businesses, most notably the businesses that comprise our Motion & Flow segment. Revenue within our commercial businesses benefited during 2010 from order and stocking delays caused by the uncertainty manifested throughout 2009. Although revenue has not yet reached the levels achieved during 2008, we believe that our competitive position and portfolio of highly engineered products will continue to be strengthened by a gradual economic improvement. The following table illustrates the 2010 and 2009 revenue of our business segments. See below for further discussion of year-over-year revenue activity at the segment level.

	2010	2009	CHANGE
Defense	$5,897	$6,067	(2.8)%
Fluid	3,670	3,363	9.1%
Motion & Flow	1,441	1,253	15.0%
Eliminations	(13)	(9)	—

Total	$10,995	$10,674	3.0%

The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to consolidated revenue during 2010.

	$ CHANGE	% CHANGE
2009 Revenue	$10,674
Organic growth	80	0.8%
Acquisitions/(divestitures), net	270	2.5%
Foreign currency translation	(29)	(0.3)%

Total change in revenue	321	3.0%

2010 Revenue	$10,995

Defense & Information Solutions
The 2010 revenue generated by our Defense segment was $5,897, reflecting a decline of $170 or 2.8% from the segment’s 2009 revenue of $6,067. These results were driven by a decline in product revenue of 4.9%, or $186, which was mitigated by consistent results from service revenue programs. The following table provides total revenue and year-over-year change by Defense segment division.

	2010	2009	CHANGE
Electronic Systems	$2,425	$2,629	(7.8)%
Geospatial Systems	1,188	1,172	1.4%
Information Systems	2,304	2,292	0.5%
Eliminations	(20)	(26)	—

Defense segment revenue	$5,897	$6,067	(2.8)%

The 2010 product revenue results were impacted by volume declines in surge-related equipment, specifically CREW 2.1 (Counter RCIED Electronic Warfare) electronic jammers and U.S. Single Channel Ground and Airborne Radio Systems (SINCGARS) related to the urgent and compelling needs in past years. Declines in activity related to these two programs resulted in an approximate $608 decrease in revenue. However, significant strength in the majority of our other programs that support the U.S. Department of Defense and other government agencies, most notably special purpose electronic jammer equipment and composite structures as well as an increase in the volume of night vision goggles sold to U.S. allies, partially mitigated the significant decline in the CREW 2.1 and SINCGARS programs. Order activity related to CREW 2.1 and U.S. SINCGARS programs began receding in 2009 due to reduced U.S. troop deployment and programmatic timing. However, during 2010 we received key awards to develop the next generation of battlefield improvised explosive device detection, such as CREW 3.2 and 3.3.
The 2010 service revenue was relatively flat as compared to the prior year. Logistical service, air-traffic management and international security program activities generated growth of approximately 8.4% during 2010. The strength in the logistical service portion of our business were assisted by activity under several key facilities management awards received in the second half of 2009 and during 2010, including Kuwait, Afghanistan and the Logistics Civil Augmentation Program (LOGCAP), among others. However, growth from these programs was offset by a decline in our involvement in the Data & Analysis Center for Software (DACS) program.
As noted in the “Executive Summary” section, during 2010 we secured positions on a number of significant U.S. Government service-related programs, including the FAA Systems Engineering 2020 (SE2020) support, the NASA Space Communications Network Services (SCNS) and the Kuwait and Afghanistan Base Operations & Security Support Services. These contracts have an estimated total potential value approximately $4.9 billion with all options exercised. See below for further information:
SE2020 – this contract has been awarded by the FAA to lead a team of aviation industry companies to support the development of advanced concepts involving the most challenging issues facing the FAA’s Next Generation Air Transportation System initiative to modernize the U.S. national airspace system. This contract has a ceiling value with all options exercised of $1.4 billion, with a five-year base period and five one-year options.
Kuwait Facilities Operations – this contract has been awarded by the U.S. Army Rock Island Contracting Center to provide comprehensive support services for all U.S. Army facilities in Kuwait. This contract has an estimated potential worth with all options exercised of $1.4 billion, with a one-year base period and four one-year options.
SCNS – this contract was originally awarded to ITT in October 2008 to support NASA space and near-Earth networks that provide most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, but commencement of the contract work was delayed due to a number of protests filed by the incumbent contractor. These protests were cleared during the fourth quarter of 2010. The contract has a base performance period of five years and three months, with two one-year option periods, and a maximum estimated potential value with all options exercised of $1.26 billion.
Afghanistan National Security Forces Facilities Support – this award actual pertains to two individual contracts from the U.S. Army Corps of Engineers Middle East District to provide facilities operations, maintenance and training services for the Afghanistan National Security Forces in Northern Afghanistan and Southern Afghanistan. Each award is for a one-year base period with options for four additional years. The contract has an estimated potential value of $450 million for Northern Afghanistan and $350 million for Southern Afghanistan, with all options exercised.

Fluid Technology
The 2010 Fluid segment revenue of $3,670 grew 9.1%, including a $271 benefit from recent acquisitions, primarily Godwin Pumps and Nova Analytics. These acquisitions expanded our product offerings in the on-demand dewatering pump rental and analytical instrumentation markets. The revenue generated by these two businesses during 2010 exceeded our initial expectations. In 2011 we expect continued growth from these businesses due to increased leverage from our deep customer base and distribution channels.
The following table provides total organic revenue and year-over-year organic revenue growth by division, reconciling to total segment revenue.

			ORGANIC
	2010	2009	GROWTH
Water & Wastewater	$1,682	$1,657	1.5%
Residential & Commercial Water	1,105	1,062	4.0%
Industrial Process	680	719	(5.4)%

Fluid organic revenue	$3,467	$3,438	0.8%

Impact from acquisitions	271	—
Impact from foreign currency	3	—
Eliminations	(71)	(75)

Fluid segment revenue	$3,670	$3,363

Organic revenue growth of 1.5% derived from our Water & Wastewater division reflects mixed regional results. Organic revenue derived within the U.S. and Canada increased approximately 9% compared to 2009, driven primarily by increased volume of transport equipment. Organic revenue within the Asia Pacific region increased approximately 19% due to positive results from transport and dewatering equipment. Growth in these regions was partially offset by the continued challenging economic and competitive pricing conditions within Europe that impacted the majority of our products lines, resulting in an approximate 6% revenue decline.
The organic revenue growth of 4.0% generated by our Residential & Commercial Water division was driven by growth in residential building services equipment and light industrial equipment. We attribute these positive results to the slow but continuing restocking of inventory and gradual recovery within the residential and commercial markets. Our significant installed base of equipment also provided demand stability.
Organic revenue from our Industrial Process division declined 5.4% during 2010 reflecting declines in large industrial projects, partially offset by growth from after-market pumps and parts volume due to improved customer facility utilization. The decline in large industrial project revenue was consistent with the significant reduction in long-lead industrial project orders experienced during 2009. Delayed starts for received oil and gas orders also contributed to the overall decline. Orders have improved 11.8% or $76 from 2009, resulting primarily from after-market pumps and parts volume, as well as demand in emerging markets related to oil and gas and mining projects.

Motion & Flow Control
The Motion & Flow segment generated revenue of $1,441 during 2010, reflecting growth of 15.0% over the prior year, primarily driven by improved market conditions within the majority of markets served, as well as market share growth from new product releases and key platform wins. Unfavorable foreign currency fluctuations negatively impacted revenue growth by $31 or 2.5% in 2010. The following table provides total revenue and year-over-year change by Motion & Flow segment division.

	2010	2009	CHANGE
Motion Technologies	$548	$491	11.6%
Interconnect Solutions	413	341	21.1%
Control Technologies	275	243	13.2%
Flow Control	211	184	14.7%
Eliminations	(6)	(6)	—

Motion & Flow segment revenue	$1,441	$1,253	15.0%

The Motion Technologies division generated revenue growth of 11.6% during 2010, including negative impacts from unfavorable foreign currency fluctuations of 5.1%. The growth was driven by European automotive stimulus programs in place during the latter part of 2009 that bolstered demand in our primary geographic markets. In addition, key platform wins obtained during the past 18 months within Europe and other regions increased our share in the original equipment brake pad market.
The Interconnect Solutions division generated revenue growth of 21.1% during 2010, driven by the overall strengthening and recovery within the majority of markets served. During 2010, we also received key platform wins on Smartphone devices that increased our share within the communications market.
The Control Technologies division generated revenue growth of 13.2% during 2010, reflecting overall strengthening of the general industrial, aerospace and defense markets served by this division as compared to prior year.
The Flow Control division generated revenue growth of 14.7% during 2010, reflecting gains in the food and beverage market from new product releases. Our products in the marine markets benefited from a major re-stocking in distribution. Specialty industrial products growth reflected an increased presence in emerging markets.

GROSS PROFIT
Gross profit for 2010 was $3,175, representing a $151 increase, or 5.0% from 2009, that includes contributions of approximately $102 from our 2010 acquisitions. Organic revenue growth of $80, driven by increased volume, was more than offset by an unfavorable change in Defense segment product sales mix and pricing that contributed to an overall decline in gross profit of approximately $131. However, the overall impact from price reductions was mitigated by significant net savings, which more than offset rising material and labor costs, generated by productivity and other cost-reduction initiatives. See further discussion on the 2010 net savings generated by our business segment within the “Operating Income” discussion below. The following table illustrates the 2010 and 2009 gross profit results of our business segments, including gross margin results.

	2010	2009	CHANGE
Defense	$1,367	$1,430	(4.4)%
Fluid	1,345	1,196	12.5%
Motion & Flow	461	395	16.7%
Corporate and Other	2	3	—

Total gross profit	$3,175	$3,024	5.0%
Gross margin:	28.9%	28.3%	60	bp
Defense	23.2%	23.6%	(40	)bp
Fluid	36.6%	35.6%	100	bp
Motion & Flow	32.0%	31.5%	50	bp

OPERATING EXPENSES
Operating expenses increased 6.8% during 2010 to $2,275, primarily attributable to an increase in net asbestos-related costs resulting from unfavorable trends in certain key assumptions that are reviewed during our annual assessment of the asbestos liability. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2010	2009	CHANGE
Selling, general and administrative expenses	$1,584	$1,555	1.9%
Research and development expenses	253	258	(1.9)%
Asbestos-related costs, net	385	238	61.8%
Restructuring and asset impairment charges, net	53	79	(32.9)%

Total	$2,275	$2,130	6.8%
By Segment:
Defense	$615	$669	(8.1)%
Fluid	866	804	7.7%
Motion & Flow	282	277	1.8%
Corporate & Other	512	380	34.7%

Selling, General & Administrative Expenses (SG&A)
SG&A expenses incurred within our Fluid segment increased $75 or 10.7% during 2010, primarily reflecting additional costs of $68 related to our newly acquired Godwin and Nova businesses.
SG&A expenses incurred within our Motion & Flow segment increased $29 or 15.3% during 2010, primarily reflecting the impact from an increase in sales volumes, as well as additional spending on various strategic investments.
The incremental SG&A expenses incurred within our commercial segments were partially offset by a $59, or 11.4% decrease within our Defense segment. This decline includes a $24 decrease in selling and other general expenses resulting primarily from the headcount reductions and the decline in 2010 revenue, as well as a $22 benefit from reduced amortization expense related to intangible assets acquired in connection with our 2007 purchase of EDO Corporation.

Research and Development Expenses (R&D)
R&D spending was relatively flat year-over-year. R&D spending within our Defense segment decreased by $23 or 16.5% compared to 2009, related to the completion of certain R&D projects for integrated electronic warfare systems and other radio frequency technologies. R&D spending increased within our Fluid segment by $10 or 16.1%, primarily due to our newly acquired Nova business.

Asbestos-Related Costs, Net
During 2010, we recognized net asbestos related costs of $385, reflecting an increase of $147 over the prior year, primarily reflecting the impact of our annual update to the underlying assumptions used in our liability and asset estimates. As part of the annual update, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated.
Based on the results of this annual update in 2010, we increased our estimated undiscounted asbestos liability, including legal fees, by $691, reflecting costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The increase in our estimated liability is a result of several developments, including higher settlement costs and significantly increased activity in several higher-cost jurisdictions, increasing the number of cases to be adjudicated and the expected legal costs. Our 2010 detailed review of the asbestos-related assets, including estimated recoveries from insurers and other responsible parties, resulted in a $372 increase in the recorded asset.
The net asbestos expense is primarily recorded within Corporate and Other; however, a portion of the expense is associated with businesses that were disposed of a number of years ago, and is reported within discontinued operations in our Consolidated Financial Statements. See Note 19, “Commitments & Contingencies,” in our Notes to the Consolidated Financial Statements for further information on our asbestos-related liability and assets.

Restructuring and Asset Impairment Charges, Net
During 2010, we recognized net restructuring charges of $52, representing a $27 or 34.2% decrease as compared to the prior year. This decrease in expense was mainly attributable to a fewer number of actions that were initiated during 2010 versus 2009.
Our largest 2010 restructuring initiative related to a Defense segment realignment action that commenced during the first quarter, with the objective of enabling better product portfolio integration, encouraging a more coordinated market approach and reducing operational redundancies. This action resulted in the recognition of $28 of restructuring expense and the closure of three facilities. As of December 31, 2010, we consider this action to be substantially complete, except for remaining cash payments of $9 to settle remaining severance liabilities. We estimate our Defense realignment actions will yield approximately $61 in annual net savings, including estimated 2011 savings of $27 incremental to 2010.
In addition to the Defense realignment action, we incurred $24 related to other various restructuring initiatives that were not individually material. We consider the majority of these initiatives to be substantially complete as of December 31, 2010, except for remaining cash payments of $13. We estimate aggregate annual net savings of approximately $37 from our other 2010 actions, including estimated 2011 savings of $33 incremental to 2010.
See Note 5, “Restructuring and Asset Impairment Charges,” in the Notes to the Consolidated Financial Statements for additional information.

OPERATING INCOME
We generated operating income of $900 during 2010, a 0.7% increase from the prior year, primarily reflecting growth from our Fluid and Motion & Flow segment operations, offset by an unfavorable increase in net asbestos-related costs. Operating margin decreased to 8.2% for 2010, a year-over-year decline of 20 basis points. The increase in net asbestos-related costs provided an unfavorable impact of 130 basis points to the 2010 operating margin. The following table illustrates the 2010 and 2009 operating income results of our business segments, including operating margin results.

	2010	2009	CHANGE
Defense	$752	$761	(1.2)%
Fluid	479	393	21.9%
Motion & Flow	179	118	51.7%

Segment operating income	1,410	1,272	10.8%
Corporate and Other	(510)	(378)	(34.9)%

Total operating income	$900	$894	0.7%
Operating margin:
Consolidated	8.2%	8.4%	(20	)bp
Defense	12.8%	12.5%	30	bp
Fluid	13.1%	11.7%	140	bp
Motion & Flow	12.4%	9.4%	300	bp

Defense & Information Solutions
Volume reductions combined with unfavorable sales mix, pricing pressures, and additional restructuring expenses of approximately $28 led to the decline in operating income. These impacts were partially offset by reduced selling, administrative and general expenses of approximately $24 and lower R&D expenses of approximately $24 as a result of Defense realignment activities. Additionally, lower amortization of approximately $22 also mitigated the negative impacts above. The year on year increase in margin of 30 bps was attributed to the benefits outlined above offsetting the volume, sales mix and pricing challenges in 2010.

Fluid Technology
Operational productivity, including savings from restructuring actions and other cost savings initiatives, such as, Value-Based Six Sigma and global strategic sourcing, as well as year-over-year revenue growth, were partially offset by rising costs of materials and labor. These items combined to provide approximately $87 of benefit to operating income and a 240 basis point improvement to operating margin.
Operating income was also favorably impacted by a $23 reduction in 2010 restructuring costs, reflecting an 80 basis point improvement to operating margin. Increased investment spending of approximately $37 during 2010 in technology, R&D and the Value-Based Commercial Excellence initiative, among others, resulted in a 100 basis point decline to operating margin.
The 2010 acquisitions of Nova and Godwin provided benefits of approximately $26 to operating income, but unfavorably impacted operating margin by 30 basis points due to costs incurred associated with the purchase. In addition, unfavorable foreign currency fluctuations and additional postretirement benefit costs resulted in an approximate 50 basis point decline.

Motion & Flow Control
Operational productivity, including year-over-year revenue growth as well as savings from restructuring actions and other cost savings initiatives, such as, Value-Based Six Sigma and global strategic sourcing were partially offset by rising costs of materials and labor, provided approximately $47 of benefit to operating income and a 180 basis point improvement to operating margin.
Operating income was also favorably impacted by a $32 reduction in 2010 restructuring costs, reflecting a 220 basis point improvement to operating margin. Increased investment spending of approximately $10 during 2010 in technology, R&D and the Value-Based Commercial Excellence initiative, among others, resulted in a 70 basis point decline to operating margin. In addition, unfavorable foreign currency fluctuations and additional postretirement benefit costs resulted in an approximate 50 basis point decline.

Corporate and Other
We incurred corporate and other expenses of $510 during 2010, reflecting an increase of $132 compared to 2009. The increase in expense primarily relates to the recognition of additional asbestos-related costs as mentioned above in the “Operating Expenses” discussion.

Impacts to Operating Income from Postretirement Expense
Postretirement costs (pension and other employee-related defined benefit plans) affect results in all segments. We recorded $126 of net periodic postretirement cost during 2010, compared with costs of $99 in 2009. As more fully described in Note 16, “Postretirement Benefit Plans,” in the Notes to Consolidated Financial Statements, the primary drivers behind the increase in the net periodic postretirement cost were the higher service costs due to the addition of approximately 3,000 employees following the EDO acquisition into the U.S. Salaried Retirement Plan (SRP), and increased amortization of net actuarial losses that resulted from the 2008 financial market decline, partially offset by an increase in expected returns on a higher base of plan assets.
In 2011, we expect to incur approximately $184 of net periodic postretirement cost, representing an increase of $58, or 46.0% as compared to 2010. This increase is primarily attributable to additional amortization of net actuarial losses.
U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we have sought and expect to continue to seek reimbursement from the DoD for a portion of our postretirement costs and plan contributions.

INTEREST AND NON-OPERATING EXPENSES, NET

	2010	2009
Interest expense	$100	$99
Interest income	16	24
Miscellaneous (income) expense, net	(2)	9

Total interest and non-operating expenses, net	$82	$84

Interest expense for 2010 was relatively flat as compared to 2009, as a reduction in interest expense derived from commercial paper of $20 was offset by an increase in interest expense from long-term debt. Our daily average outstanding commercial paper balance decreased from $704 in 2009 to $231 in 2010. The decline in 2010 interest income was primarily due to the recognition of an $13 interest refund received in conjunction with an IRS tax settlement during 2009. The fluctuation in net miscellaneous expense is due to the sale of certain available-for-sale investments during 2010 that resulted in a pre-tax gain of $7.

INCOME TAX EXPENSE
Income tax expense was $164 or 20.0% of income from continuing operations before income taxes for 2010, compared to $169 or 20.9% during the prior year. The year-over-year decrease in the income tax expense was primarily attributable to an additional tax benefit of $41 related to an increase in asbestos-related costs coupled with an additional tax benefit of $26 from the reversal of valuation allowances on certain capital loss carryforwards as it became more likely than not that these deferred tax assets would be realized. These 2010 tax benefits largely replaced the prior year benefit of $58 from an international legal entity restructuring.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations, net of tax, was $144 for 2010, as compared to $3 for 2009. The increase of $141 primarily reflects the recognition of an after-tax gain on sale of $130 related to our divesture of CAS, Inc. (CAS), a component of our Defense segment, which was sold on September 8, 2010. CAS generated after-tax income from operations of $9 for both the 2009 twelve-month period and 2010 period prior to its sale. Also included within income from discontinued operations is an after-tax net asbestos-related benefit of $6 in 2010 as compared to expense of $6 during 2009, related to a business we disposed of a number of years ago.

DISCUSSION OF FINANCIAL RESULTS

2009 Versus 2008

	2009	2008	CHANGE
Revenue	$10,674	$11,476	(7.0)%
Gross profit	3,024	3,214	(5.9)%
Gross margin	28.3%	28.0%	30bp
Operating expenses	2,130	2,016	5.7%
Expense to revenue ratio	20.0%	17.6%	240bp
Operating income	894	1,198	(25.4)%
Operating margin	8.4%	10.4%	(200)bp
Interest and non-operating expenses, net	84	122	(31.1)%
Income tax expense	169	308	(45.1)%
Effective tax rate	20.9%	28.6%	(770)bp
Income from continuing operations	641	768	(16.5)%

REVENUE
The deteriorating global economic conditions experienced during 2009 created recessionary challenges within our Fluid and Motion & Flow segments. As a result, we experienced a significant decline in order activity that translated into a 14.9% decrease in revenue from these segments. However, the full extent of the unfavorable conditions experienced during 2009 was mitigated by the results of our defense businesses that are less prone to volatility in periods of economic uncertainty. The following table illustrates the 2009 and 2008 revenue results of our business segments. See below for further discussion of year-over-year revenue and order activity at the segment level.

	2009	2008	CHANGE
Defense	$6,067	$6,064	—
Fluid	3,363	3,841	(12.4)%
Motion & Flow	1,253	1,583	(20.8)%
Eliminations	(9)	(12)	—

Total	$10,674	$11,476	(7.0)%

The following table illustrates the impact from organic growth, acquisitions completed during the year, and fluctuations in foreign currency, in relation to consolidated revenue during 2009.

	$ CHANGE	% CHANGE
2008 Revenue	$11,476
Organic decline	(567)	(4.9)%
Acquisitions/(divestitures), net	(12)	(0.1)%
Foreign currency translation	(223)	(2.0)%

Total change in revenue	(802)	(7.0)%

2009 Revenue	$10,674

Defense & Information Solutions
The 2009 revenue generated by our Defense segment was $6,067, consistent with the segment’s 2008 revenue of $6,064. These results reflect year-over-year growth in service revenue programs of $140 or 6.5% and a decline in product revenue of $137 or 3.5%.
The 2009 service revenue benefited from logistical service contract wins at Fort Benning and Maxwell Air Force Base, as well as increased activity under the Global Maintenance and Supply Services (GMASS) agreement with the U.S. Army. In addition, service revenue during 2009 benefited from an increase in engineering services related to the Tethered Aerostat Radar System (TARS) program and the Federal Aviation Administration’s (FAA) next generation air-traffic control program. These positive service revenue contributions were partially offset by a decline in Logistics Civil Augmentation Program (LOGCAP) revenues.
The 2009 product revenue results were impacted by volume declines in our C4 (command, control, communications and computers) business, U.S. SINCGARS and CREW 2.1. In addition, our 2009 program revenue was adversely affected by timing of deliveries for our electronic ground warfare systems.

The decline in revenue from these programs was partially offset by revenue growth from increased volume of night vision goggles to international countries, Airborne Integrated Electronic warfare systems and radar systems, as well as the GPS Navigation project and other classified programs.

Fluid Technology
The 2009 revenue generated by our Fluid segment was $3,363, representing a decline of $478 or 12.4% from the segment’s 2008 revenue of $3,841. These results include a favorable impact from acquisitions of $24 and an unfavorable impact from foreign currency fluctuations of $153, resulting in an organic revenue decline of $349 or 9.1%. The decline in organic revenue was primarily the result of lower volumes and significant overall weakness in most markets served due to challenging global economic conditions. Organic revenue within the Residential & Commercial Water division decreased $170, the Water & Wastewater division decreased $90, and the Industrial Process division decreased $85. However, the overall impact from unfavorable conditions was partially mitigated by stable results from product sales to municipal markets, as well as from long-term construction type contracts within the oil & gas and power generating markets.

Motion & Flow Control
The 2009 revenue generated by our Motion & Flow segment was $1,253, representing a decline of $330 or 20.8% from the segment’s 2008 revenue of $1,583. These results include unfavorable impacts from divestitures of $36 and foreign currency fluctuations of $66, resulting in an organic revenue decline of $228 or 14.4%. The decline in organic revenue was primarily the result of lower volumes caused by challenging global economic conditions affecting the majority of markets served. The declines were mitigated during the latter half of 2009, through market share gains in the beverage and marine markets, benefits from European automotive stimulus programs, and solid results in rail-related products within emerging markets.
Organic revenue at our Motion Technologies division decreased $36 or 6.3%, reflecting weakness in the automotive and rail markets during the majority of 2009. These declines were partially offset, however, by strength in both markets during the latter half of 2009 resulting from benefits from European government stimulus programs and growth in emerging markets primarily related to efforts on China’s high-speed rail project.
Organic revenue at our Interconnect Solutions division declined $102 or 22.5%. These results are in-line with the overall connectors industry which experienced significant reductions in revenue and orders during 2009. This division serves the aerospace and industrial markets which were severely impacted by the economic downturn.
Organic revenue at our Flow Control division decreased $30 or 12.0%, primarily attributable to declines within the global industrial market, partially offset by market share gains in the beverage industry and a relatively flat marine market which saw declines in original equipment sales being offset by an increase in after-market sales.
Organic revenue at our Control Technologies division declined $56 or 17.5%. These results reflect a reduction in commercial aerospace original equipment production and sluggish after-market sales performance, as well as the impact of decreased industrial production activity, partially offset by strong performance in the defense market.

GROSS PROFIT
Gross profit for 2009 was $3,024, representing a $190 or 5.9% decrease from 2008. This decrease was attributable to the decline in revenue and unfavorable foreign currency fluctuations, partially offset by benefits from productivity gains, including efforts to improve supply chain productivity and control material costs. Gross margin increased 30 basis points to 28.3% during 2009. The 30 basis point improvement is primarily due to benefits from productivity improvements and various other cost-saving initiatives, which more than offset the impacts from reductions in sales volumes. The following table illustrates the 2009 and 2008 gross profit results of our business segments, including gross margin results.

	2009	2008	CHANGE
Defense	$1,430	$1,378	3.8%
Fluid	1,196	1,333	(10.3)%
Motion & Flow	395	500	(21.0)%
Corporate and Other	3	3	—

Total gross profit	$3,024	$3,214	(5.9)%
Gross margin:	28.3%	28.0%	30	bp
Defense	23.6%	22.7%	90	bp
Fluid	35.6%	34.7%	90	bp
Motion & Flow	31.5%	31.6%	(10)	bp

OPERATING EXPENSES
Operating expenses increased 5.7% during 2009 to $2,130, primarily attributable to a $224 increase in net asbestos-related costs resulting from our initial recognition of an estimated liability, net of expected recoveries from insurance and other responsible parties, for claims projected to be filed against the Company over the next 10 years. The increase in net asbestos-related costs was partially offset by a reduction in SG&A expenses of $134. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2009	2008	CHANGE
Selling, general and administrative expenses	$1,555	$1,689	(7.9)%
Research and development expenses	258	236	9.3%
Asbestos-related costs, net	238	14	(a )
Restructuring and asset impairment charges, net	79	77	2.6%

Total	$2,130	$2,016	5.7%
By Segment:
Defense	$669	$663	0.1%
Fluid	804	864	(6.9)%
Motion & Flow	277	309	(10.4)%
Corporate & Other	380	180	111.1%

(a)	Not meaningful

Selling, General & Administrative Expenses (SG&A)
SG&A decreased 7.9% to $1,555 in 2009. The year-over-year decrease was primarily attributable to cost-saving initiatives in response to declining global economic conditions, lower sales volumes, favorable foreign currency exchange translation and lower stock compensation expense, partially offset by higher postretirement plan costs.

Research and Development Expenses (R&D)
R&D expenses increased $22 during 2009 over the prior year, primarily due to increased spending for development materials on key growth platforms across our Defense segment.

Asbestos-Related Costs, Net
During 2009, we recorded asbestos-related costs of $238, related to the estimated liability, net of expected recoveries from insurers and other responsible parties, for claims projected to be filed against the Company over the next 10 years. See Note 19, “Commitments & Contingencies,” in the Notes to Consolidated Financial Statements for additional information.

Restructuring and Asset Impairment Charges, Net
During 2009, we recognized net restructuring charges of $79, representing a $2 increase as compared to 2008. The charges associated with 2009 actions primarily represent severance costs for reductions in headcount associated with the strategic relocation of certain production operations within our Fluid and Motion & Flow segments to lower-cost regions, as well as other various planned reductions in headcount associated with our lean fulfillment initiative. Planned position eliminations totaled 1,092 employees, including 528 factory workers, 530 office workers and 34 management employees.

OPERATING INCOME
We generated operating income of $894 during 2009, a 25.4% decrease from 2008, primarily reflecting volume declines and increased asbestos-related costs. These negative impacts were partially offset by benefits from the implementation of extensive cost-saving initiatives and productivity improvements, such as structural changes made to optimize our sourcing and reduce cycle times. In addition, we completed a strategic realignment of our Motion & Flow segment to better leverage our production capabilities and cost structures as well as reduce operational redundancies. Operating margin decreased to 8.4% for 2009, a year-over-year decline of 200 basis points, primarily attributable to reductions in sales volumes and the impact of asbestos-related costs. These negative impacts were partially offset by benefits from productivity improvements and various cost-saving initiatives. The following table illustrates the 2009 and 2008 operating income results of our business segments, including operating margin results.

	2009	2008	CHANGE
Defense	$761	$715	6.4%
Fluid	393	469	(16.2)%
Motion & Flow	118	192	(38.5)%

Segment operating income	1,272	1,376	(7.6)%
Corporate and Other	(378)	(178)	(112.4)%

Total operating income	$894	$1,198	(25.4)%
Operating margin:
Consolidated	8.4%	10.4%	(200	)bp
Defense	12.5%	11.8%	70	bp
Fluid	11.7%	12.2%	(50	)bp
Motion & Flow	9.4%	12.1%	(270	)bp

Defense & Information Solutions
Operating income increased $46 or 6.4% during 2009, resulting in an operating margin of 12.5%, an improvement of 70 basis points versus 2008. The year-over-year growth, reflecting reduced costs of revenue and SG&A expenses, was primarily attributable to benefits from cost-saving initiatives, such as productivity and sourcing strategies. These benefits were partially offset by increases in costs of materials, labor and other overhead, other unfavorable program mix impacts, higher postretirement benefit plan costs and increased investments in R&D.
Fluid Technology
Operating income for 2009 decreased $76 or 16.2% from 2008, with a decline in operating margin of 50 basis points to 11.7%. These declines were primarily attributable to reductions in sales volumes and higher postretirement benefit plan expenses, partially offset by strong productivity, which provided increasing benefits as the year progressed, and lower realignment costs.

Motion & Flow Control
Operating income decreased $74 or 38.5% during 2009, including impacts from unfavorable foreign currency fluctuations of $25. The decline was primarily affected by lower sales volume, as well as higher postretirement plan costs, partially offset by benefits from net cost reductions driven by various cost-saving initiatives and lower realignment costs. In the second half of 2009, we began realizing benefits associated with the significant restructuring and realignment actions taken during 2008 and 2009. As a result, this contributed to year-over-year improvements in operating income of $17 in the fourth quarter. Operating margin decreased 270 basis points to 9.4% during 2009, primarily reflecting the factors described above.

Corporate and Other
We incurred corporate and other expenses of $378 during 2009, reflecting an increase of $200 or 112.4% as compared to 2008. The increase in expense primarily relates to the recognition of additional asbestos-related costs as mentioned above in the “Operating Expenses” discussion, partially offset by lower environmental-related and bonus costs, as well as investment gains on corporate-owned life insurance policies.

Impacts to Operating Income from Postretirement Expense
We recorded $99 of net periodic postretirement cost during 2009, compared with costs of $29 in 2008. The primary drivers behind the increase were the effect of an increase in the amortization of net actuarial losses, and expected returns on a lower base of plan assets, partially offset by an increase in the discount rate for our foreign plans.

INTEREST AND NON-OPERATING EXPENSES, NET

	2009	2008	CHANGE
Interest expense	$99	$140	(29.3)%
Interest income	24	31	(22.6)%
Miscellaneous expense, net	9	13	(30.8)%

Total Interest and non-operating expenses, net	$84	$122	(31.1)%

Interest expense decreased 29.3% during 2009, due to interest rate declines on our commercial paper and variable rate debt, as well as lower year-over-year levels of outstanding commercial paper and a decrease in interest related to taxes, partially offset by an increase in interest expense on fixed-rate debt related to the $1.0 billion debt issuance in May 2009. The 2009 year-over-year decrease in interest income of 22.6% was primarily due to lower average interest rates during the 2009 periods as compared to the prior year, partially offset by the recognition of interest refunds of $13 received in conjunction with an IRS tax settlement.

INCOME TAX EXPENSE
Income tax expense was $169 or 20.9% of income from continuing operations before income taxes for 2009, compared to $308 or 28.6% during 2008. The year-over-year decrease in the effective tax rate was primarily attributable to the completion of a one-time restructuring of certain international legal entities which resulted in a reduction of the income tax provision in the amount of $58. In addition, reversals of valuation allowances of $17, coupled with other tax credits and allowable deductions of $12, largely offset the prior year benefit from a tax account validation adjustment of $37. See Note 6, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations, net of tax, was $3 for 2009, respectively, as compared to $27 for 2008. During the 2008, we completed the sale of the remaining component of the Switches businesses that generated total after-tax income of $6, including an after-tax gain on sale of $5. During 2010 we classified CAS, a component of our Defense segment, as a discontinued operation. CAS generated after-tax income from operations of $9 during 2009, as compared to $7 during 2008. Also included within income from discontinued operations during 2009 was additional after-tax net asbestos-related expense of $6, related to a business we disposed of a number of years ago.

LIQUIDITY AND CAPITAL RESOURCES

Funding and Liquidity Strategy
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
Our cash is predominately held by our foreign subsidiaries in currencies where we have operations. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and may continue to transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Significant factors that affect our overall management of liquidity include our credit ratings, the adequacy of commercial paper and supporting bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result, may alter the mix of our short- and long-term financing, when it is advantageous to do so.
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

Credit Facilities
Our commercial paper program is supported by a three-year revolving $1.5 billion credit agreement (August 2010 Credit Facility). In August 2010, we replaced a five-year revolving $1.75 billion credit agreement that was due to expire in November 2010 with the August 2010 Credit Facility. The revolving credit agreement is intended to provide access to additional liquidity as a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the August 2010 Credit Facility is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the August 2010 Credit Facility require that we maintain an interest coverage ratio, as defined, of 3.5 times. At December 31, 2010, our interest coverage ratio was well in excess of the minimum requirements.
Our credit ratings as of December 31, 2010 are as follows:

	Short-Term	Long-Term
Rating Agency	Ratings	Ratings
Standard & Poor’s	A-2	BBB+
Moody’s Investors Service	P-2	Baa1
Fitch Ratings	F2	A-

Subsequent to our January 2011 announced plan to separate ITT into three publicly traded entities, our short-and long-term credit ratings have been modified as follows:

■	Standard & Poor’s — “CreditWatch Negative”

■	Moody’s Investor Service — “under review for possible downgrade”

■	Fitch Ratings — “Ratings Watch Evolving”
We consider certain debt ratios, including the total debt to total capitalization ratio and the net debt to net capitalization ratio, to be key indicators for management and investors in evaluating our financial leverage, structure and strength as well as our ability to finance operations. We calculate the total debt to total capitalization ratio as total short-and long-term borrowings (total debt) divided by shareholders’ equity plus total debt (total capitalization). We calculate the net debt to net capitalization ratio as total debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents. Our current debt ratios have positioned us to grow our business with investments for organic growth and through strategic acquisitions, while providing the ability to return value to shareholders through dividends and share repurchases.

	2010	2009
Debt to total capitalization	23.3%	28.0%
Net debt to net capitalization	6.9%	7.0%

Sources and Uses of Liquidity
Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table provides net cash provided by operating activities and used in investing and financing activities for each of the previous three years.

	2010	2009	2008
Operating Activities	$1,234	$1,258	$1,107
Investing Activities	(1,117)	(285)	(502)
Financing Activities	(290)	(772)	(1,407)
Foreign Exchange	(18)	40	(74)

Total net cash flow from continuing operations	$(191)	$241	$(876)

Net cash provided by operating activities decreased by $24 in 2010 as compared to 2009. Contributing factors included: $162 of higher 2010 net tax payments driven by a 2009 income tax refund of $26 and the timing of a $40 extension payment made during the beginning of 2010, an unfavorable 2010 impact from the timing of Defense segment collections received in December 2009 related to certain advance payments, an $85 reduction in contributions to pension plans, that included a $50 discretionary pension contribution in 2010, a $58 benefit from 2010 acquisitions and additional cash generation from sales growth.
Net cash provided by operating activities increased by $151 in 2009 as compared to 2008. Contributing factors included: $320 from improved accounts receivable conversion and benefits primarily from the timing of Defense segment collections received in December 2009 related to certain advanced customer payments, $99 reduction in net tax payments that included a $26 income tax refund received during 2009 and the timing of a $40 extension payment that was not processed until 2010, a decline in cash receipts due to decreased sales volume, $137 additional contributions to pension plans, including a $100 discretionary 2009 contribution and a $28 increase in restructuring-related payments.
The annual net cash outflows associated with our asbestos-related liability are projected to average $25 over the next five years, as compared to an average of approximately $10 to $15 in the past three years, and increase to an average of approximately $50 to $60 over the remainder of the projection period. We do not believe, subject to risks and uncertainties inherent in the estimation process, that the net asbestos-related liability for unasserted claims estimated to be filed over the next 10 years will materially affect our short-term or long-term liquidity positions or our net annual cash flows.
Net cash used in investing activities increased by $832 in 2010 as compared to 2009. We invested an additional $1,007 during 2010 in various strategic acquisitions, including Nova and Godwin. We also increased our capital expenditure spending by $57, primarily related to the implementation of an entity-wide enterprise resource planning (ERP) system and additional investments into our Godwin business. The additional investment spending noted above was partially offset by an increase of $237 in proceeds from the sale of CAS and other assets and businesses during 2010.
Net cash used in investing activities decreased by $217 in 2009 as compared to 2008, primarily related to a $242 decline in acquisition spending. During 2008, we spent $227 related to EDO acquisition payments that carried over from 2007 to 2008 and $49 related to the acquisitions of several smaller companies. During 2009, we made $50 of additional investments related to the construction of radio towers in support of the ADS-B program with the FAA and the implementation of an entity-wide ERP system. These additional investments were partially offset by 2008 spending related to ITT’s new corporate headquarters.
During 2009 and 2008, we used approximately $1.8 billion of cash generated from operations to repay our December 31, 2007 outstanding short-term debt balance of $2,907 that principally resulted from our financing of the EDO and IMC acquisitions in 2007. The remainder of this short-term debt was repaid using the proceeds from a $1.0 billion long-term debt issuance in May 2009. Our cash usage related to financing activities during 2010 was primarily for the $176 payment of dividends that represented an 18.9% increase as compared to 2009. Also during 2010, we used $79 to retire two long-term outstanding debentures.
Consistent with our 2009 and 2010 objectives surrounding the preservation of liquidity, we did not participate in the share repurchase program during either of these years. In 2008, we spent $75, including commission fees, on the repurchase of common stock.
Our average daily outstanding commercial paper balance for the year ended 2010 was $231. The maximum outstanding commercial paper during 2010 was $620, corresponding to our acquisition of Nova Analytics. As of December 31, 2010, we did not have any commercial paper outstanding.

Funding of Postretirement Plans
At December 31, 2010, our postretirement benefit plans were underfunded by $1.7 billion. The $1.7 billion underfunded obligation includes $773 related to the U.S. SRP. A substantial portion of the underfunded position arose during the fourth quarter of 2008, when we recognized a significant decline in the fair market value of our postretirement benefit plan assets. Favorable market conditions during the latter half of 2009 and throughout 2010 resulted in an increase in the fair market value of our postretirement benefit plan assets. As of December 31, 2010, the U.S. SRP was 83% funded.
Funding requirements under IRS rules are a major consideration in making contributions to our U.S. postretirement benefit plans. With respect to U.S. qualified postretirement benefit plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. In 2010, we contributed $76 to our postretirement plans, including a voluntary contribution of $50 to the U.S. SRP during the fourth quarter.
While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and

Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. Given our 2010 voluntary contribution of $50, we currently do not believe mandatory contributions will be required to our U.S. SRP during 2011. However, we do anticipate making contributions to our other postretirement benefit plans in the range of $90 to $110 during 2011.
The funded status at the end of 2011 and future required contributions will depend primarily on the actual return on assets during the year and the discount rate used to measure the benefit obligation at the end of the year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

Capital Resources
Long-term debt is raised through the offering of debt securities primarily within the United States capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. We had the following long-term debt outstanding at December 31:

	2010	2009
Current portion of long-term debt	$10	$10
Non-current portion of long-term debt	1,354	1,431

Total long-term debt	$1,364	$1,441

See further details on total year-end stated rates on debt and maturities in Note 15, “Debt,” in the Notes to Consolidated Financial Statements.
At December 31, 2010, our availability to additional sources of long- and short-term funding includes access to the capital markets through an unlimited 2009 Shelf Registration Statement, a $1.5 billion commercial paper program and approximately $132 in unused credit lines. Our commercial paper program is supported by a three-year revolving $1.5 billion credit agreement.

Contractual Obligations
ITT’s commitment to make future payments under long-term contractual obligations was as follows, as of December 31, 2010:

	PAYMENTS DUE BY PERIOD
		LESS THAN			MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Debt(1)	$1,328	$11	$24	$539	$754
Interest payments(2)	636	77	153	113	293
Operating leases(3)	654	143	205	123	183
Purchase obligations(4)	682	415	256	11	—
Other long-term obligations reflected on balance sheet(5)	169	17	27	26	99

Total	$3,469	$663	$665	$812	$1,329

In addition to the amounts presented in the table above, we have recorded liabilities for pending and unasserted asbestos claims estimated to be filed over the next ten years and uncertain tax positions of $1,676 and $192, respectively, in our Consolidated Balance Sheet as of December 31, 2010. These amounts have been excluded from the contractual obligations table due to an inability to reasonably estimate the timing of payments in individual years.

(1)	See Note 15, “Debt,” in the Notes to Consolidated Financial Statements, for discussion of the use and availability of debt and revolving credit agreements. Amounts represent total long-term debt, including current maturities and exclude the deferred gain on interest rate swaps and unamortized discounts and debt issuance costs.

(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of December 31, 2010. For variable rate debt, the interest rate in effect at year end was utilized.

(3)	Refer to Note 14, “Leases and Rentals,” in the Notes to Consolidated Financial Statements, for further discussion of lease and rental agreements.

(4)	Represents unconditional purchase agreements that are enforceable and legally binding and that specify all significant terms to purchase goods or services, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase agreements that are cancellable without penalty have been excluded.

(5)	Other long-term obligations include estimated environmental payments. We estimate, based on historical experience that we will spend between $12 and $15 per year on environmental investigation and remediation. We are contractually required to spend a portion of these monies based on existing agreements with various governmental agencies and other entities. At December 31, 2010, our best estimate for environmental liabilities is $139. In addition, other long-term obligations include letters of credit, and payments in connection with our settlement of compliance issues in the Defense segment.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements represent transactions, agreements or other contractual arrangements with unconsolidated entities, where an obligation or contingent interest exists. Our off-balance sheet arrangements, as of December 31, 2010, consist of indemnities related to acquisition and disposition agreements and certain third-party guarantees.

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

Guarantees
As part of a sale leaseback agreement for our corporate aircraft, we have provided a residual value guarantee to the lessor for the future value of the aircraft, with maximum exposure of $42. During 2010, we increased our loss contingency to $17 due to a decline in the projected fair value of the aircraft at the December 2012 lease expiration date.

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of ITT’s Board of Directors.
Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements. Accounting estimates and assumptions discussed in this section are those that we consider most critical to an understanding of our financial statements because they are inherently uncertain, involve significant judgments, include areas where different estimates reasonably could have been used, and changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.

Asbestos Matters
ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain of our products sold prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.
Estimating our exposure to asbestos claims is subject to significant management judgment, as there is significant uncertainty and risk associated with the variables that can affect the timing, severity, quantity and resolution of claims. The methodology used to project future asbestos costs is based largely on the Company’s experience in a reference period, including the last few years, for claims filed, settled and dismissed, and is supplemented by management’s expectations of the future. This experience is compared to the results of previously conducted epidemiological studies by estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with an independent analysis of the population of U.S. workers across eleven different industry and occupation categories believed to have been exposed to asbestos. Using information for the industry and occupation categories relevant to the Company, an estimate is developed of the number of claims estimated to be filed against the Company over the next ten years, as well as the aggregate settlement costs that would be incurred to resolve both pending and estimated future claims based on the average settlement costs by disease during the reference period. In addition, the estimate is augmented for the costs of defending asbestos claims in the tort system using a forecast based on recent experience, as well as discussions with the Company’s defense counsel. In addition, the Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed over the next 10 years. The methodology to project future asbestos costs is one in which the underlying assumptions are separately assessed for their reasonableness and then each is used as an input to the liability estimate. Our assessment of the underlying assumptions is based upon recent experience and future expectations, yielding only one value for each assumption.
The liability estimate is most sensitive to those factors surrounding mesothelioma and lung cancer claims, as together, these claims represent nearly 90 percent of the estimated asbestos liability. These factors include the number of new claims filed against the Company, the projected average settlement costs (including the rate of inflation assumed), and the percentage of claims dismissed against the Company. These factors are interdependent, and no one factor predominates in estimating the asbestos liability. While there are other potential inputs to the estimation model, our methodology relies on the best input available in the circumstances for each individual assumption and does not create a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos-related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes.
Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. As part of our ongoing review of asbestos claims, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to our expectations on which the most recent annual liability estimate was based.
We record a corresponding asbestos-related asset that represents our best estimate of probable recoveries related to the recorded asbestos liability. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers and other contractual agreements with responsible parties, as well as a number of additional factors. These additional factors include current levels of recovery experience, the financial viability of the insurance companies or other responsible parties, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy and contract terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies. In addition, the Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery provided by our legal counsel, assuming the continued viability of those insurance carriers and other responsible parties that are currently solvent, and incorporating risk mitigation judgments where policy terms or other factors were not certain.
We have estimated that we will be able to recover 62 percent of the settlement and defense costs for pending claims, as well as unasserted claims estimated to be filed over the next 10 years from our insurers and other responsible parties. However, because there are gaps in our coverage, reflecting certain uninsured periods and prior insurance settlements, and we expect that certain policies from some of our primary insurers will exhaust within the next 10 years, the recovery rate is expected to decline for potential additional asbestos liabilities. Insurance coverage in the tenth year of our estimate of the asbestos liability is currently projected to be approximately 25 percent. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict and subject to a high degree of uncertainty.
The asbestos liability and related receivables are based upon current, known information. However, future events affecting the key factors and other variables for either the asbestos liability or the related receivables could cause the actual costs and recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that the future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations or cash flows.
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. In the third quarter each year we conduct a detailed study with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets. Additionally, we periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
See Note 19, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information.

Postretirement Plans
ITT sponsors numerous defined benefit pension plans for employees around the world. The determination of projected benefit obligations and the recognition of expenses related to pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality and termination (some of which are disclosed in Note 16, “Postretirement Benefit Plans,” in the Notes to Consolidated Financial Statements) and other factors. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Significant Assumptions
Management develops each assumption using relevant Company experience, in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary. The table included below provides the weighted average assumptions used to estimate our defined benefit pension obligations and costs as of and for the years ended 2010 and 2009.

	2010		2009
	U.S.	Int’l	U.S.	Int’l
Obligation Assumptions:
Discount rate	5.73%	5.47%	6.00%	5.79%
Rate of future compensation increase	4.00%	3.26%	4.00%	3.87%
Cost Assumptions:
Discount rate	6.00%	5.79%	6.25%	6.14%
Expected return on plan assets	9.00%	7.33%	9.00%	7.29%
Rate of future compensation increase	4.00%	3.84%	4.00%	3.64%

We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plan’s actual historical annual return on assets over the past 15, 20 and 25 years; estimate future returns based on independent estimates of asset class returns; and evaluate historical broad market returns over long-term timeframes based on our strategic asset allocation, which is detailed in Note 16, “Postretirement Benefit Plans,” in the Notes to Consolidated Financial Statements.
Based on the approach described above, we estimate the long-term annual rate of return on assets for domestic pension plans at 9.0%. For reference, our actual geometric average annual return on plan assets for domestic pension plans was 8.8%, 10.1% and 10.3%, for the past 15, 20, and 25 year periods, respectively.
The chart below shows actual returns versus the expected long-term returns for our U.S. pension plans that were utilized in the calculation of the net periodic pension cost for each respective year. See Note 16, “Postretirement Benefit Plans,” in the Notes to Consolidated Financial Statements for more information.

	2010	2009	2008
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	14.1%	24.1%	(31.2)%

For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost. Our weighted average expected return on plan assets for all pension plans, including foreign affiliate plans, at December 31, 2010 is 8.87%.
The discount rate reflects our expectation of the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. We base the discount rate assumption on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single-point discount rate matching the plan’s characteristics. Our weighted average discount rate for all pension plans, including foreign affiliate plans, at December 31, 2010 is 5.71%.
The rate of future compensation increase assumption reflects our long-term actual experience and future and near-

term outlook. At December 31, 2010, our expected rate of future compensation of 4.0% for U.S. plan participants was unchanged from the prior year.

Pension Expense
A 25 basis point change in the expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on 2011 pension expense:

	INCREASE/(DECREASE)
	IN PENSION EXPENSE
	25 BASIS	25 BASIS
	POINT INCREASE	POINT DECREASE
Long-term rate of return on assets used to determine net periodic benefit cost	$(10)	$10
Discount rate used to determine net periodic benefit cost	(13)	13
Rate of future compensation increases used to determine net periodic pension cost	4	(3)

The amounts included in the table above are on a pre-tax basis, without consideration to potential reimbursement from the DoD.

Funded Status
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations from the fair value of plan assets. ITT’s U.S. Salaried Pension Plan represents approximately 76% of the total pension obligation, and therefore the funded status of the U.S. Salaried Retirement Plan has a considerable impact on the overall funded status of our pension plans.
We estimate that every 25 basis point change in the discount rate impacts the funded status of the U.S. Salaried Pension Plan by approximately $118. Similarly, every five percentage point change in the actual 2011 rate of return on assets impacts the same plan by approximately $187.

Fair Value of Plan Assets
The plan assets of our postretirement plans comprise a broad range of investments, including domestic and foreign equity securities, interests in private equity and hedge funds, fixed income investments, commodities, real estate and cash and cash equivalents.
A substantial portion of our postretirement benefit plan assets portfolio comprises investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Accordingly, management has estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date.
These adjustments consider information received from the asset managers, as well as general market information. The adjustment recorded for these assets represented approximately one percent of total plan assets. Asset values for other positions were generally measured using market observable prices.
See Note 16, “Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements for further information.

Revenue Recognition
The Defense segment and certain businesses within the Fluid segment enter into long-term construction-type sales contracts for which revenue is recognized under the percentage-of-completion method, based upon units of delivery, percentage of costs incurred to total costs, or the completion of scheduled performance milestones. Revenues and profits recognized under the percentage-of-completion methods are based on management’s estimates such as total contract revenues, contract costs and the extent of progress toward completion. Due to the long-term nature of the contracts, these estimates are subject to uncertainties and require significant judgment. Negotiated fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Our claims on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Estimates of contract costs include labor hours and rates, subcontractor costs and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates.
We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined.
We record a reduction in revenue at the time of sale for estimated product returns, rebates and other allowances, based on historical experience and known trends. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Additionally, accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered and are recorded as a component of costs of revenue. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, we base our estimated warranty obligation on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of our baseline experience. If actual product failure rates, repair rates or any other post-sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryfowards, to the extent that we believe it is more likely than not we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate.
In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.
Our effective tax rate reflects the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the United States and provide the U.S. federal taxes due on these amounts. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.
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

Goodwill and Other Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also review the carrying value of our finite-lived intangible assets for potential impairment when impairment indicators arise. We conduct our annual impairment test as of the first day of the fourth quarter. We perform a two-step impairment test for goodwill. In the first step, we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. In our annual impairment test for indefinite-lived intangible assets, we compare the fair value of those assets to their carrying value. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We estimate the fair value of our reporting units and intangible assets with indefinite lives using an income approach. Under the income approach, we calculate fair value based on the present value of estimated future cash flows.
Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and identification of appropriate market comparable data. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. Goodwill is tested for impairment at the reporting unit level, which is either the reportable segment (e.g., for the Fluid segment) identified in Note 21, “Business Segment Information,” to our Notes to the Consolidated Financial Statements, or one level below (e.g., the divisions of our Defense and Motion and Flow segments). The fair value of our reporting units and indefinite-lived intangible assets are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions. Actual future results may differ from those estimates.
Our 2010 annual goodwill impairment analysis indicated the estimated fair value of our reporting units significantly exceeded their carrying value, and accordingly, no impairment charges were recorded. In order to evaluate the sensitivity of the fair value estimates on the goodwill impairment test, we applied a hypothetical 100 basis point increase to the discount rates utilized, a ten percent reduction in expected future cash flows, and reduced the assumed future growth rates of each reporting unit to zero. These hypothetical changes did not result in any reporting unit failing step one of the impairment test. Further, our 2010 annual indefinite-lived intangible asset impairment test did not result in an impairment charge as the estimated fair value of the assets exceeded their carrying value.

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

Forward-Looking and Cautionary Statements
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements include statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include:

■	The effects of the proposed spinoffs of our water and defense business;

■	The tax liability associated with the proposed spinoff transactions;

■	The size of ITT’s operational and financial profile after the spinoffs;

■	Economic, political and social conditions in the countries in which we conduct our businesses;

■	Changes in U.S. or International government defense budgets;

■	Decline in consumer spending;

■	Sales and revenues mix and pricing levels;

■	Availability of adequate labor, commodities, supplies and raw materials;

■	Interest and foreign currency exchange rate fluctuations and changes in local government regulations;

■	Competition, industry capacity and production rates;

■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;

■	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;

■	Changes in the value of goodwill or intangible assets;

■	Acquisitions or divestitures;

■	Personal injury claims;

■	Uncertainties with respect to our estimation of asbestos liability exposures, third party recoveries and net cash flows;

■	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;

■	Government regulations and compliance therewith, including compliance with and costs associated with new Dodd-Frank legislation;

■	Changes in technology;

■	Intellectual property matters;

■	Governmental investigations;

■	Potential future postretirement benefit plan contributions and other employment and pension matters;

■	Contingencies related to actual or alleged environmental contamination, claims and concerns; and

■	Changes in generally accepted accounting principles.
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, there are risks and uncertainties relating to the planned tax-free spinoffs of our water and defense businesses, including the timing and certainty of the completion of those transactions and the ability of each business to operate as an independent entity. The guidance for full-year 2011 is based on the Company’s current structure and does not give effect to the separation of our water and defense businesses into newly independent public companies.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, interest rates and commodity prices, which may adversely affect our operating results and financial position. The impact from changes in market conditions is generally minimized through our normal operating and financing activities. However, we use derivative instruments, primarily forward contracts, to manage some of these exposures. We do not use derivative financial instruments for trading or other speculative purposes. To minimize the risk of counterparty non-performance, derivative instrument agreements are made only through major financial institutions and there is no significant concentration of exposure with any one party. A summary of our accounting policies for derivative financial instruments is included in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Exposures
Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We primarily utilize forward contracts to mitigate exposures related to intercompany transactions. As of December 31, 2010, we had a total of 13 forward contracts in place to mitigate exposures related to intercompany transactions with an aggregate notional amount of $197 and related net fair value of $2. These forward contracts are all short-term in duration, generally maturing within three months from contract date. We may also use derivative financial instruments to offset risk related to receipts from customers and payments to suppliers, when it is believed that the exposure will not be limited by our normal operating and financing activities. Our principal currency exposures relate to the U.S. dollar, Euro, Swedish krona, British pound, Canadian dollar, Chinese renminbi and Australian dollar. We currently do not believe the net exposure related to receipts from customers and payments to suppliers to be significant, as such we have not entered into any derivative financial instruments to offset this potential exposure.
Effective January 1, 2010, Venezuela was determined to be a highly inflationary economy. In addition, on January 8, 2010, Venezuela announced the devaluation of the Bolivar and provided further currency adjustments on January 1, 2011. Given our limited presence in Venezuela, the devaluation, as well as the highly inflationary accounting treatment is not expected to have a material impact on our results of operations, financial position or cash flows.

Interest Rate Exposures
As of December 31, 2010, we do not have a material exposure to interest rate risk as our debt portfolio entirely comprises long-term, fixed-rate instruments. We issue commercial paper, which exposes us to changes in interest rates; however, we do not have an outstanding commercial paper balance as of December 31, 2010. We do not account for our long-term debt using the fair value option.

Commodity Price Exposures:
Portions of our business are exposed to volatility in the prices of certain commodities, such as copper, nickel and aluminum, among others. Our primary exposure to this volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We estimate that a hypothetical 10% adverse movement in prices for raw metal commodities would not be material to the financial position, results of operations or cash flows; however, it is difficult to estimate the extent and timing of how such a rise in raw metal commodities would impact our total cost of purchased component parts.

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

(a)	Evaluation of Disclosure Controls and Procedures
The Company, with the participation of various levels of management, including the CEO and CFO, conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Act) as of December 31, 2010. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
In 2002, the Company established a Disclosure Committee with responsibility for considering and evaluating the materiality of information and reviewing disclosure obligations on a timely basis. The Disclosure Committee meets regularly and assists the CEO and the CFO in designing, establishing, reviewing and evaluating the Company’s disclosure controls and procedures.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.
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
Management’s assessment, included herein, should be read in conjunction with the certifications and the report issued by Deloitte & Touche LLP (Deloitte & Touche), an independent registered public accounting firm, as stated in their report, which appears subsequent to Item 9A(c) in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

 ITEM 9B.  OTHER INFORMATION
Mine Safety Disclosure
Pursuant to the reporting requirements under Section 1503(a) of the Dodd-Frank Act, the Company is providing the following information: one facility owned and operated by ITT Water and Wastewater Leopold, Inc. is regulated by the Federal Mine Health and Safety Act (MSHA). This facility is a coal processing facility located in Watsontown, Pennsylvania. During 2010, MSHA inspected the Watsontown facility four times. MSHA identified one machine guarding violation during the inspection that commenced on July 7, 2010. This violation was corrected and the Company paid a fine of $127 dollars. As of the date of filing of this Annual Report on Form 10-K, MSHA has identified one violation but has not assessed penalties related to the inspection that commenced on December 6, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the internal control over financial reporting of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
Stamford, Connecticut

February 24, 2011

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 with respect to directors is incorporated herein by reference to the portions of the definitive proxy statement for the Company’s 2010 annual meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act set forth under the captions “Election of Directors,” “Information About the Board of Directors” and “Report of the Audit Committee.”
The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption “Executive Officers of the Registrant.”
ITT has adopted corporate governance principles and charters for each of its standing committees. The principles address director qualification standards, election and selection of an independent presiding director, as well as responsibilities, access to management and independent advisors, compensation, orientation and continuing education, management succession principles and board and committee self-evaluation. The corporate governance principles and charters are available on the company’s website at www.itt.com/responsibility/governance/principles-charters. A copy of the corporate governance principles and charters is also available to any shareholder who requests a copy from the Company’s secretary.
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
Pursuant to New York Stock Exchange (NYSE) Listing Company Manual Section 303A.12(a), the Company submitted a Section 12(a) CEO Certification to the NYSE in 2010. The Company also filed with the SEC, as exhibits to the Company’s current Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.

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

PART IV

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page 51 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on pages II-2 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)	Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ITT Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of ITT Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Stamford, Connecticut

February 24, 2011

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31	2010	2009	2008
Product revenue	$8,494	$8,244	$9,181
Service revenue	2,501	2,430	2,295

Total revenue	10,995	10,674	11,476

Costs of product revenue	5,624	5,528	6,255
Costs of service revenue	2,196	2,122	2,007

Total costs of revenue	7,820	7,650	8,262

Gross profit	3,175	3,024	3,214
Selling, general and administrative expenses	1,584	1,555	1,689
Research and development expenses	253	258	236
Asbestos-related costs, net	385	238	14
Restructuring and asset impairment charges, net	53	79	77

Operating income	900	894	1,198
Interest expense	100	99	140
Interest income	16	24	31
Miscellaneous (income) expense, net	(2)	9	13

Income from continuing operations before income tax expense	818	810	1,076
Income tax expense	164	169	308

Income from continuing operations	654	641	768
Income from discontinued operations, including tax (expense) benefit of $(8), $(1) and $2, respectively	144	3	27

Net income	$798	$644	$795

Earnings Per Share:
Basic:
Continuing operations	$3.55	$3.51	$4.22
Discontinued operations	0.79	0.02	0.15
Net income	$4.34	$3.53	$4.37
Diluted:
Continuing operations	$3.53	$3.49	$4.17
Discontinued operations	0.77	0.01	0.15
Net income	$4.30	$3.50	$4.32
Weighted average common shares – basic	183.9	182.5	181.9
Weighted average common shares – diluted	185.3	183.9	184.0
Cash dividends declared per common share	$1.00	$0.85	$0.70

The accompanying Notes to Consolidated Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS)
YEAR ENDED DECEMBER 31	2010	2009	2008
Net income	$798	$644	$795
Other comprehensive income:
Net foreign currency translation adjustment	(74)	126	(221)
Net change in postretirement benefit plans, net of tax (expense) benefit of $(19), $(89) and $781, respectively	27	146	(1,338)
Net change in unrealized gains on investment securities, net of tax (expense) of $0, $(7) and $0, respectively	—	11	—

Other comprehensive (loss) income	(47)	283	(1,559)

Comprehensive income (loss)	$751	$927	$(764)

Disclosure of reclassification adjustment:
Net foreign currency translation adjustment:
Foreign currency translation (loss) gain	$(74)	$126	$(215)
Foreign currency translation gains included in net income	—	—	(6)

Net foreign currency translation adjustment	$(74)	$126	$(221)

Net change in postretirement benefit plans, net of tax:
Prior service (cost) benefit from plan amendment, net of tax benefit (expense) of $1, $(1) and $(1), respectively	$(3)	$2	$2
Net actuarial (loss) gain arising during the period, net of tax benefit(expense) of $14, $(61) and $792, respectively	(24)	100	(1,357)

Unrealized changes in postretirement benefit plans, net of tax	(27)	102	(1,355)
Amortization of prior service costs, net of tax benefit of $1, $3 and $2, respectively	1	5	4
Amortization of net actuarial loss, net of tax benefit of $33, $24 and $8, respectively	53	39	13

Total amortization from accumulated other comprehensive income into net period benefit cost, net of tax	54	44	17

Net change in postretirement benefit plans, net of tax	$27	$146	$(1,338)

Net change in unrealized gains on investment securities, net of tax:
Unrealized holding gains arising during period, net of tax expense of $3, $7 and $0, respectively	$4	$11	$—
Realized gains arising during the period, net of tax expense of $3, $0 and $0, respectively	(4)	—	—

Net change in unrealized gains on investment securities, net of tax	$—	$11	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of comprehensive income (loss).

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
DECEMBER 31	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,032	$1,216
Receivables, net	1,944	1,754
Inventories, net	856	802
Other current assets	562	579

Total current assets	4,394	4,351

Plant, property and equipment, net	1,205	1,050
Deferred income taxes	554	583
Goodwill	4,277	3,788
Other intangible assets, net	766	501
Asbestos-related assets	930	604
Other non-current assets	312	252

Total non-current assets	8,044	6,778

Total assets	$12,438	$11,129

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,472	$1,273
Accrued liabilities	1,262	1,276
Short-term borrowings and current maturities of long-term debt	11	75

Total current liabilities	2,745	2,624

Postretirement benefits	1,733	1,788
Long-term debt	1,354	1,431
Asbestos-related liabilities	1,559	867
Other non-current liabilities	542	541

Total non-current liabilities	5,188	4,627

Total liabilities	7,933	7,251

Shareholders’ Equity:
Common stock: Authorized – 500.0 shares, $1 par value per share (206.9 shares issued) Outstanding – 184.0 shares and 182.9 shares, respectively(a)	183	181
Retained earnings	5,409	4,737
Total accumulated other comprehensive loss	(1,087)	(1,040)

Total shareholders’ equity	4,505	3,878

Total liabilities and shareholders’ equity	$12,438	$11,129

(a)	Shares outstanding include unvested restricted common stock of 1.0 and 1.3 at December 31, 2010 and 2009, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)
YEAR ENDED DECEMBER 31	2010	2009	2008
Operating Activities
Net income	$798	$644	$795
Less: Income from discontinued operations	144	3	27

Income from continuing operations	654	641	768
Adjustments to income from continuing operations:
Depreciation and amortization	297	289	274
Deferred income taxes	(115)	(77)	12
Stock-based compensation	30	31	30
Asbestos-related costs, net	385	238	14
Restructuring and asset impairment charges, net	53	79	77
Payments for restructuring	(70)	(82)	(54)
Contributions to pension plans	(76)	(161)	(24)
Change in receivables	(150)	187	(108)
Change in inventories	50	21	70
Change in accounts payable	174	33	(50)
Change in accrued liabilities	47	6	109
Change in accrued taxes	(73)	63	5
Change in other assets	(24)	(21)	(5)
Change in other liabilities	35	(13)	(7)
Other, net	17	24	(4)

Net Cash – Operating activities	1,234	1,258	1,107

Investing Activities
Capital expenditures	(328)	(271)	(248)
Acquisitions, net of cash acquired	(1,041)	(34)	(276)
Proceeds from sale of discontinued operations and other assets	257	20	22
Other, net	(5)	—	—

Net Cash – Investing activities	(1,117)	(285)	(502)

Financing Activities
Short-term debt, net	(63)	(1,603)	(1,229)
Long-term debt repaid	(79)	(29)	(23)
Long-term debt issued	1	992	1
Repurchase of common stock	—	—	(75)
Proceeds from issuance of common stock	28	15	34
Dividends paid	(176)	(148)	(121)
Other, net	(1)	1	6

Net Cash – Financing activities	(290)	(772)	(1,407)

Exchange rate effects on cash and cash equivalents	(18)	40	(74)
Net cash from discontinued operations	7	10	1

Net change in cash and cash equivalents	(184)	251	(875)
Cash and cash equivalents – beginning of year	1,216	965	1,840

Cash and Cash Equivalents – End of Year	$1,032	$1,216	$965

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$92	$90	$136
Income taxes (net of refunds received)	$343	$181	$280

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN MILLIONS)	SHARES			DOLLARS
YEAR ENDED DECEMBER 31	2010	2009	2008	2010	2009	2008
Common Stock
Common stock, beginning balance	181	180	180	$181	$180	$180
Activity from stock incentive plans	2	1	1	2	1	1
Repurchase of common stock	–	–	(1)	–	–	(1)

Common stock, ending balance	183	181	180	$183	$181	$180

Retained Earnings
Retained earnings, beginning balance				$4,737	$4,203	$3,529
Net income				798	644	795
Cash dividends declared on common stock				(184)	(155)	(127)
Repurchase of common stock, additional paid-in-capital				–	–	(75)
Activity from stock incentive plans, additional paid-in-capital				58	45	81

Retained earnings, ending balance				$5,409	$4,737	$4,203

Accumulated Other Comprehensive Loss
Postretirement benefit plans, beginning balance				$(1,388)	$(1,534)	$(196)
Net change in postretirement benefit plans				27	146	(1,338)

Postretirement benefit plans, ending balance				(1,361)	(1,388)	(1,534)
Cumulative translation adjustments, beginning balance				336	210	431
Net foreign currency translation adjustment				(74)	126	(221)

Cumulative translation adjustments, ending balance				262	336	210
Unrealized gain on investment securities, beginning balance				12	1	1
Net change in unrealized gains on investment securities				–	11	–

Unrealized gain on investment securities, ending balance				12	12	1

Total accumulated other comprehensive loss				$(1,087)	$(1,040)	$(1,323)

Total Shareholders’ Equity
Total shareholders’ equity, beginning balance				$3,878	$3,060	$3,945
Net change in common stock				2	1	–
Net change in retained earnings				672	534	674
Net change in accumulated other comprehensive income				(47)	283	(1,559)

Total shareholders’ equity, ending balance				$4,505	$3,878	$3,060

The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements of changes in shareholders’ equity.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1

Summary of Significant Accounting Policies

Basis of Presentation
ITT Corporation is a global multi-industry leader in high-technology engineering and manufacturing, operating through three principal business segments; Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment) and Motion & Flow Control (Motion & Flow segment). The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation. Reclassifications principally relate to the designation of CAS, Inc. (CAS) as a discontinued operation and accordingly, these reclassifications have affected the results of continuing operations for historical periods. See Note 4, “Discontinued Operations,” in our Notes to the Consolidated Financial Statements for further information on the CAS divestiture.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, asbestos-related liabilities and recoveries from insurers and other responsible parties, postretirement obligations and assets, revenue recognition, income tax contingency accruals and valuation allowances, goodwill impairment testing and contingent liabilities. Actual results could differ from these estimates.

Consolidation Principles
ITT consolidates companies in which it has a controlling financial interest or when ITT is considered the primary beneficiary of a variable interest entity. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the Consolidated Income Statements. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. All intercompany transactions have been eliminated.

Business Combinations
ITT allocates the purchase price of its acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests acquired based on their estimated fair value at the acquisition date. Changes to acquisition date fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill. Changes to acquisition date fair values after expiration of the measurement period are recorded in earnings. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred or services have been rendered. For product sales, other than long-term construction-type contracts, we recognize revenue at the time title and risks and rewards of ownership pass, which is generally when products are shipped. Certain contracts with customers require delivery, installation, testing, certification or other acceptance provisions to be satisfied before revenue is recognized. We recognize revenue on product sales to channel partners, including resellers, distributors or value-added solution providers at the time of sale when the channel partners have economic substance apart from ITT and ITT has completed its obligations related to the sale. Service revenue is recognized as services are performed. For agreements that contain multiple deliverables, we recognize revenue for a delivered element when it has stand-alone value to the customer, there is objective and reliable evidence of fair value of the undelivered elements, and, in arrangements that include a general right of return relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control.
The Defense segment and certain businesses within the Fluid segment enter into long-term construction-type sales contracts for which revenue is recognized under the percentage-of-completion method based upon units of delivery, percentage of costs incurred to total costs, or the completion of scheduled performance milestones. For units of delivery, revenues and profits are recognized based upon the ratio of actual

ITT CORPORATION AND SUBSIDIARIES

units delivered to estimated total units to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue is recognized under the milestone method, based upon accomplishing a clear deliverable output of contract performance with value to the customer. Revenue under cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates times direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and is recorded as a component of accounts payable. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of trade receivables.
During the performance of long-term sale contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required and recorded in earnings in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Our claims on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined and are recorded as a component of costs of revenue.
We record a reduction in revenue at the time of sale for estimated product returns, rebates and other allowances, based on historical experience and known trends. Additionally, accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered and are recorded as a component of costs of revenue. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs.
Revenue is reported net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Shipping and Handling Costs
Shipping and handling costs are recorded as a component of costs of revenue.

Postretirement Benefit Plans
ITT sponsors numerous pension and other employee-related defined benefit plans (collectively, postretirement benefit plans) for employees around the world. The determination of benefit obligations and the recognition of expenses related to postretirement plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. All actuarial assumptions are reviewed periodically with third-party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized over the estimated future working life of the plan participants.
The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. See Note 16, “Postretirement Benefit Plans,” for further information on the measurement of fair value.
The funded or unfunded position of each plan is recorded on our balance sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through net income are recorded in accumulated other comprehensive income within shareholders’ equity, net of taxes, until they are amortized as a component of net periodic postretirement cost.

Research and Development
Research and development (R&D) programs include Company-sponsored activities as well as activities performed pursuant to customer contracts. R&D costs incurred as part of a Company-sponsored activity are charged to expense as incurred and are reported as a component of operating income within the R&D expense line. R&D costs incurred under customer contracts reported as a component of costs of revenue when the expense is incurred.

Stock-Based Compensation
Stock-based awards issued to employees and non-employee directors include non-qualified stock options, restricted stock

ITT CORPORATION AND SUBSIDIARIES

awards and certain liability-based awards. Compensation costs resulting from share-based payment transactions are recognized primarily within SG&A, at fair value over the requisite service period (typically three years) on a straight-line basis. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest. The fair value of a non-qualified stock option is determined on the date of grant using a binomial lattice pricing model incorporating multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on date of grant. The fair value of our liability-based awards, including cash awards under our Long-Term Incentive Plan, is reassessed at the end of each reporting period, including an adjustment for awards that are not ultimately expected to vest.

Asbestos-Related Contingencies and Receivables
ITT is a defendant in product liability lawsuits alleging personal injury due to asbestos exposure. We recognize an undiscounted liability for any asbestos-related contingency that is probable of occurrence and reasonably estimable. We have accrued for the estimated value of pending claims and unasserted claims estimated to be filed over the next 10 years, including legal fees. Factors utilized in determining the liability for both pending and unasserted claims include: disease type, average settlement costs, percentage of claims settled or dismissed, and the number of new claims filed against the Company. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time. In addition, the Company retains a consulting firm to assist management in estimating our potential exposure to pending asbestos claims and for claims estimated to be filed over the next 10 years.
The Company has also recorded an asbestos asset, comprised predominantly of an insurance asset and expected recoveries from other responsible parties. The asbestos asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of possible insurer insolvencies.
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. In the third quarter each year, we conduct a detailed study with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions to estimate our asbestos liability and related assets. Additionally, we periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.

Restructuring
We periodically initiate management approved restructuring activities to achieve cost savings through reduced operational redundancies and to strategically position ourselves in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance, infrastructure charges to vacate facilities or consolidate operations, contract termination costs and other related charges. For involuntary separation plans, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the voluntary termination. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change.

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

ITT CORPORATION AND SUBSIDIARIES

Foreign Currency Translation
The national currencies of our foreign companies are generally the functional currencies. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders’ equity. Net gains or losses from foreign currency transactions are reported currently in selling, general and administrative expenses.

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

Cash and Cash Equivalents
ITT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We did not have any investments in marketable securities reported within cash and cash equivalents as of December 31, 2010. As of December 31, 2009, marketable securities included in cash and cash equivalents totaled $72.

Concentrations of Credit Risk
Financial instruments that potentially subject ITT to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, and derivative contracts. We maintain cash and cash equivalents and derivative contracts with various financial institutions. These financial institutions are located in many different geographical regions, and our policy is designed to limit exposure with any one institution. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions. We have not sustained any material credit losses during the previous three years from instruments held at financial institutions. We may utilize forward contracts to protect against the effects of foreign currency fluctuations. Such contracts involve the risk of non-performance by the counterparty.
The U.S. government accounted for 25% and 18% of gross accounts receivable at December 31, 2010 and 2009, respectively. Credit risk with respect to other accounts receivable is generally diversified due to the large number of entities comprising ITT’s customer base and their dispersion across many different industries and geographic regions. ITT performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

Allowance for Doubtful Accounts
We determine our allowance for doubtful accounts using a combination of factors to reduce our trade receivables balances to their estimated net realizable amount. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, macroeconomic trends and conditions, significant one-time events, historical experience and the financial condition of customers. We record a specific reserve for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. If circumstances related to the specific customer change, we adjust estimates of the recoverability of receivables as appropriate.

Inventories
Inventories are recorded at the lower of cost or market, with cost generally computed on a first-in, first-out (FIFO) basis. A full absorption policy is employed using standard cost techniques that are periodically reviewed and adjusted. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value. Inventories valued under the last-in, first-out (LIFO) method represent 7.1% and 6.4% of total 2010 and 2009 inventories, respectively. There would not have been a material difference in the value of inventories if the FIFO method had been used to value all inventories.
Inventoried costs related to long-term contracts are stated at the actual production cost, including overhead and other related non-recurring costs incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed. General and administrative costs applicable to cost-reimbursement type contracts are also included in inventories. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to costs of revenue.

Plant, Property and Equipment
Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. Depreciation is computed on a straight-line basis over the economic useful lives of the assets involved as follows: buildings

ITT CORPORATION AND SUBSIDIARIES

and improvements – five to 40 years, machinery and equipment – two to 10 years, furniture and office equipment – three to seven years, and other – five to 40 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal.

Capitalized Internal Use Software
ITT capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. ITT amortizes capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally from three to seven years.

Long-Lived Asset Impairment
Long-lived assets, including intangible assets with finite lives, are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. We assess the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Intangible assets include customer relationships, proprietary technology, trademarks, patents and other intangible assets. Intangible assets with a finite life are amortized on a straight-line basis over an estimated economic useful life, which generally range from 15-20 years, and are tested for impairment if indicators of impairment are identified. Certain of our intangible assets have an indefinite life, namely certain brands and trademarks.
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure, significant adverse changes in the business climate or an adverse action or assessment by a regulator). We conduct our annual impairment testing on the first day of the fourth quarter. For goodwill, the impairment test is a two-step test. In the first step, the estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting units and indefinite-lived intangible assets using an income approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows.

Commitments and Contingencies
We record accruals for commitments and loss contingencies for those which are both probable and the amount can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information.
Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Accruals for environmental liabilities are primarily included in other non-current liabilities at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Recoveries from insurance companies or other third parties are primarily included in other non-current assets when the recovery is probable.

Fair Value Measurements
We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a hierarchical structure to prioritize the inputs to valuation

ITT CORPORATION AND SUBSIDIARIES

techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), then to quoted market prices for similar assets or liabilities in active markets (Level 2) and gives the lowest priority to unobservable inputs (Level 3).

Derivative Financial Instruments
ITT uses derivative financial instruments, primarily foreign currency forward contracts, to mitigate exposure from foreign currency exchange rate fluctuations as it pertains to intercompany transactions. We do not use derivative instruments for speculative purposes. We record derivatives at their fair value as either a current asset or current liability. We include adjustments to reflect changes in fair values of derivatives in earnings as these contracts are not designated as hedges. The amount of gains and losses recorded related to our foreign currency exchange contracts and the net fair value of our outstanding contracts was not material as of and for the years ended 2010, 2009 and 2008. The fair values associated with the foreign currency contracts have been determined using the net position of the contracts and the applicable spot rates and forward rates as of the reporting date.
ITT may use interest rate swaps to manage its debt portfolio, the related financing costs and interest rate structure. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense. When interest rate swaps designated as hedges are terminated, unrealized gains or losses are deferred and amortized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument. Such gains or losses are reflected in net interest expense. As of December 31, 2010 and 2009 we did not have any material open interest rate swaps.

NOTE 2

New Accounting Pronouncements

Pronouncements Not Yet Adopted
In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, which provides additional guidance when testing goodwill for impairment. Specifically, for reporting units with zero or negative carrying amounts, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, considering any adverse qualitative factors. As of the date of our 2010 annual goodwill impairment test, the net carrying amounts for each of our reporting units exceeded zero. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We currently do not expect the adoption of this ASU on January 1, 2011 to have a significant effect on our Consolidated Financial Statements.
In October 2009, the FASB issued ASU No. 2009-13, which amended the accounting for revenue arrangements that contain multiple elements. The objective of this amendment is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We will adopt the provisions of this ASU on January 1, 2011. Although we continue to evaluate the effects adoption of this ASU will have, we currently do not believe our results of operations, financial position or liquidity will be adversely affected.
In October 2009, the FASB issued ASU No. 2009-14, which amended the accounting requirements for software revenue recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of the software revenue recognition literature. The amendments align the accounting for these revenue transaction types with the amendments described under ASU 2009-13 above. The guidance provided within ASU 2009-14 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We do not believe adoption of this ASU on January 1, 2011 will have a significant impact on our Consolidated Financial Statements.
In April 2010, the FASB issued ASU No. 2010-17, which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We do not believe adoption of this ASU on January 1, 2011 will have a significant impact on our Consolidated Financial Statements.

ITT CORPORATION AND SUBSIDIARIES

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
In August 2009, the FASB issued ASU 2009-05 which provides additional guidance on the application of fair value techniques for liabilities under the Fair Value Measurements and Disclosures Topic (ASC 820). The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820. The requirements under this ASU were effective for our fourth quarter period beginning October 1, 2009. Adoption did not have a material effect on our Consolidated Financial Statements.
In January 2009, the FASB amended the requirements pertaining to the method of applying the acquisition method of accounting for business combinations. These amendments included that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. These amendments have been applied prospectively to business combinations with an acquisition date subsequent to January 1, 2009. While the new business combination accounting guidance did not have a material impact on our Consolidated Financial Statements on adoption, the effects on future periods will depend upon the nature and significance of future business combinations.

NOTE 3

Acquisitions
During 2010, we spent an aggregate of $1,041, net of cash acquired, primarily on the acquisitions of Nova Analytics Corporation (Nova) and Godwin Pumps of America, Inc. and Godwin Holdings Limited (collectively referred to as Godwin). The results of operations and cash flows from our 2010 acquisitions have been included in our Consolidated Financial Statements prospectively from their date of acquisition. Pro forma results of operations for acquisitions completed in 2010, 2009 and 2008 have not been presented because they are not material to our Consolidated Financial Statements, either individually or in the aggregate. Provided below is additional information related to the Nova and Godwin acquisitions.

Nova Analytics
On March 23, 2010, we acquired 100% of the outstanding stock of Nova, a manufacturer of premium quality laboratory, field, portable and on-line analytical instruments used in water and wastewater, environmental, medical, and food and beverage applications, for a purchase price of $385, net of cash acquired. Nova provides us with brands, technologies, distribution and after-market content in the analytical instrumentation market. The addition of Nova broadens the solutions our Fluid segment offers customers in key markets such as municipal water and wastewater, industrial processing, and food and beverage.
The purchase price for Nova was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2010. The aggregate estimated fair value of distributor relationships, trademarks and proprietary technology was $112, $42 and $10, respectively. Other assets acquired and liabilities assumed as part of the acquisition were $70 primarily related to working capital balances and $81 primarily related to deferred tax liabilities, respectively. The excess of the purchase price over the estimated fair value of net assets acquired equal to $232 was recorded as goodwill (which is not expected to be deductible for income tax purposes). The goodwill arising from the acquisition consists largely of the planned expansion of the Nova footprint to new geographic markets, synergies and economies of scale. All of the goodwill has been assigned to the Fluid segment.

ITT CORPORATION AND SUBSIDIARIES

Godwin Pumps
On August 3, 2010, we acquired 100% of the privately held stock of Godwin for a purchase price of $580, net of cash acquired. Godwin is a supplier and servicer of automatic self-priming and on-demand pumping solutions serving the global industrial, construction, mining, municipal, oil and gas dewatering markets. The addition of Godwin’s specialized products and skills to our Fluid segment’s broad submersible pump portfolio and global sales and distribution network provides significant geographic expansion opportunities.
The purchase price for Godwin was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 3, 2010. The aggregate estimated fair value of customer relationships, trademarks and proprietary technology was $107, $46 and $14, respectively. Other assets acquired as part of the acquisition were $191, primarily including rental equipment, inventory, and trade receivables. Liabilities assumed as part of the acquisition were $30. The excess of the purchase price over the fair value of net assets acquired equal to $252 was recorded as goodwill, a significant portion of which is expected to be deductible for income tax purposes. The goodwill arising from the acquisition is primarily related to the planned geographic expansion of Godwin’s operations. All of the goodwill has been assigned to the Fluid segment.

2009 and 2008 Acquisitions
During 2009, we spent $34, net of cash acquired, on acquisitions that were not material individually or in the aggregate to our results of operations or financial position. The most significant of these acquisitions was Laing GmbH (Laing), which we acquired in May of 2009. Laing, a privately held producer of energy-efficient circulator pumps primarily used in residential and commercial plumbing and heating, ventilating and air conditioning systems, was fully integrated into the Fluid segment during 2009.
During 2008, we spent $276, net of cash acquired, on acquisitions that were not material individually or in the aggregate to our results of operations or financial position. The cash spent on acquisitions during 2008 included $226 related to our 2007 acquisition of EDO Corporation (EDO), a global aerospace and defense company.

NOTE 4

Discontinued Operations
During 2010 we sold CAS, Inc. (CAS), a component of our Defense & Information Solutions business segment (Defense segment) engaging in systems engineering and technical assistance (SETA) for the U.S. Government. The sale of CAS was completed on September 8, 2010, resulting in the recognition of a $130 after-tax gain, reported as a component of income from discontinued operations within our Consolidated Income Statements. This transaction resulted in a tax benefit of $4, primarily due to the difference in the book and tax bases of CAS. Proceeds from the sale of CAS were $237.
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

	2010	2009	2008
Revenue	$160	$231	$218
Pre-tax operating income	13	15	12

Assets and liabilities of CAS reported as discontinued operations within our Consolidated Balance Sheet are presented in the table below.

2009
Receivables, net	$43
Plant, property and equipment, net	1
Goodwill	76
Other intangible assets, net	18
Deferred income taxes	2
Other assets	1

Total assets of discontinued operations	$141

Accounts payable	$19
Accrued expenses	17
Deferred income taxes	8

Total liabilities of discontinued operations	$44

We did not engage in any divestiture actions that were material individually or in the aggregate to our results of operations or financial position, in either 2009 or 2008. We received proceeds from the sale of assets and businesses of $20 and $22 during 2009 and 2008, respectively. Amounts reported as discontinued operations within the Consolidated Income Statements for these years pertain to costs incurred on previously divested businesses that were reported as discontinued operations in the period of divestiture.

ITT CORPORATION AND SUBSIDIARIES

NOTE 5

Restructuring and Asset Impairment Charges
We have initiated various restructuring activities throughout the business during the past three years, of which only the realignment of our Defense segment in 2010 and an entity-wide reduction in force in the fourth quarter of 2008 are considered individually significant. See further discussion on these two plans below.
The components of all restructuring costs incurred during each of the previous three years ended are presented below.

	2010	2009	2008
By component:
Severance charges	$47	$71	$66
Other restructuring charges	10	11	10
Reversal of restructuring accruals	(5)	(3)	(2)

Total net restructuring charge	52	79	74
Asset impairment charge	1	–	3

Total net restructuring and impairment charge	$53	$79	$77

By segment:
Defense	$33	$5	$11
Fluid	14	37	34
Motion & Flow	5	37	30
Corporate and Other	1	–	2

The following table displays a rollforward of the restructuring accruals, presented on our Consolidated Balance Sheet within accrued liabilities, for the each of the previous three years ended.

	2010	2009
Restructuring accruals – 1/1	$53	$58
Charges for plans initiated during the year	50	71
Charges for plans initiated in prior years	7	11
Cash payments	(70)	(82)
Asset write-offs	(1)	(2)
Reversal of accruals	(5)	(3)
Foreign exchange translation and other	(2)	–

Restructuring accruals – 12/31	$32	$53

By accrual type:
Severance accrual	$26	$46
Facility carrying and other costs accrual	6	7

By segment:
Defense	$17	$4
Fluid	7	18
Motion & Flow	8	31
Corporate and Other	–	–

The following is a rollforward of employee position eliminations associated with restructuring activities through 2010:

	2010	2009
Planned reductions – 1/1	407	510
Additional planned reductions	1,265	1,125
Actual reductions	(1,488)	(1,228)

Planned reductions – 12/31	184	407

2010 Defense Segment Realignment Activities
During the first quarter of 2010, we initiated an action to realign our Defense segment to enable better product portfolio integration, encouraging a more coordinated market approach and reduced operational redundancies. As part of the strategic realignment of the Defense segment, the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. The charges incurred during 2010 under this action primarily related to employee severance, and to a lesser extent, lease cancellation and other costs associated with three facilities that were substantially closed during 2010. Headcount reductions totaling 642 were originally planned under this action, including 162 factory workers, 457 office workers and 23 management employees. As of December 31, 2010, substantially all of this headcount initiative has been completed. We do not expect to incur significant restructuring charges under this action going forward. We estimate our

ITT CORPORATION AND SUBSIDIARIES

Defense realignment actions will yield approximately $61 in annual net savings. The following table provides a rollforward of the restructuring accrual associated with this action, including the related charges and payments.

2010
Restructuring accruals – 1/1	$–
Restructuring charges	28
Cash payments	(18)
Reversal of accruals	(1)
Foreign exchange translation and other	–

Restructuring accruals – 12/31	$9

Fourth Quarter 2008 Reduction in Force Activities
During the fourth quarter of 2008, we initiated an action to reduce headcount across our businesses in response to declining economic conditions. The fourth quarter 2008 reduction in force activities resulted in $64 of total restructuring charges. The charges by segment were: Fluid $29, Motion & Flow $23, Defense $11 and Corporate & Other $1. This action has resulted in a total headcount reduction of 1,257, including 601 factory workers, 628 office workers and 28 management employees. The following table provides a rollforward of the restructuring accrual associated with this action, including the related charges and payments.

	2010	2009
Restructuring accruals – 1/1	$8	$46
Restructuring charges	–	8
Cash payments	(4)	(45)
Reversal of accruals	(1)	(1)
Foreign exchange translation and other	–	–

Restructuring accruals – 12/31	$3	$8

NOTE 6

Income Taxes
Income tax data from continuing operations is as follows:

	2010	2009	2008
Income components:
United States	$352	$432	$651
International	466	378	425

Total pre-tax income	$818	$810	$1,076

Income tax expense components:
Current income tax provision:
United States – federal	$152	$129	$160
United States – state and local	18	8	5
International	109	109	131

Total current income tax provision	279	246	296

Deferred income tax provision:
United States – federal	(112)	(45)	19
United States – state and local	(9)	(14)	(1)
International	6	(18)	(6)

Total deferred income tax provision	(115)	(77)	12

Total income tax expense	$164	$169	$308
Effective income tax rate	20.0%	20.9%	28.6%

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2010	2009	2008
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
International restructurings	–	(7.1)	–
Foreign tax rate differential	(5.9)	(4.4)	(2.2)
Effect of repatriation of foreign earnings	(3.1)	(0.4)	(0.4)
State and local income tax	1.1	(1.5)	0.4
Research credit	(1.1)	(0.9)	(0.3)
Tax examinations	(1.4)	–	–
Domestic manufacturing deduction	(2.6)	(1.3)	(0.3)
Tax account validation adjustment	–	–	(3.9)
Other	(2.0)	1.5	0.3

Effective income tax expense rate	20.0%	20.9%	28.6%

ITT CORPORATION AND SUBSIDIARIES

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse.
Deferred tax assets and liabilities include the following:

	2010	2009
Deferred Tax Assets:
Employee benefits	$650	$736
Accruals	391	281
Loss carryforwards	148	200
Other	110	39

Subtotal	1,299	1,256
Valuation allowance	(116)	(150)

Net deferred tax assets	$1,183	$1,106

Deferred Tax Liabilities:
Intangibles	$355	$324
Accelerated depreciation	50	47
Investment	8	16

Total deferred tax liabilities	$413	$387

Included within the deferred tax table provided above is $6 of net deferred tax liability as of December 31, 2009 related to discontinued operations.
Deferred taxes in the Consolidated Balance Sheets consist of the following:

	2010	2009
Current assets	$280	$232
Non-current assets	554	583
Current liabilities	(12)	(36)
Other non-current liabilities	(52)	(54)

	$770	$725

As of December 31, 2010, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $1,865 because we plan to reinvest such earnings indefinitely outside the United States. While the amount of federal income taxes, if such earnings are distributed in the future, cannot be determined, such taxes may be reduced by tax credits and other deductions.
We have the following attributes available for utilization:

ATTRIBUTE	AMOUNT	FIRST YEAR OF EXPIRATION
U.S. net operating losses	$24	December 31, 2020
State net operating losses	2,486	December 31, 2011
Federal and state capital losses	29	December 31, 2012
U.S. tax credits	22	December 31, 2012
Foreign net operating losses	343	December 31, 2011

As of December 31, 2010, a valuation allowance of approximately $116 had been established to reduce the deferred income tax asset related to certain U.S. state and foreign net operating losses and U.S. capital loss carryforwards. During 2010, the valuation allowance decreased by $34 resulting from the following: a decrease of $34 attributable to U.S. federal capital loss carryforwards that were utilized in 2010, a decrease of $12 attributable to state net operating loss and credit carryforwards, and an increase of $12 attributable to foreign net operating loss carryforwards and foreign investments.
Shareholders’ equity at December 31, 2010 and 2009 reflects excess tax benefits related to stock-based compensation in 2010 and 2009 of approximately $9 and $3, respectively.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2010 and 2009 is as follows:

	2010	2009	2008
Unrecognized tax benefits – 1/1	$171	$145	$103
Additions for:
Current year tax positions	48	5	7
Prior year tax positions	17	28	66
Purchase accounting	5	–	2
Reductions for:
Prior year tax positions	(37)	(6)	(13)
Purchase accounting	–	–	(2)
Settlements	(12)	(1)	(15)
Lapse of statute of limitations	–	–	(3)

Unrecognized tax benefits – 12/31	$192	$171	$145

ITT CORPORATION AND SUBSIDIARIES

As of December 31, 2010, $90 of the unrecognized tax benefits would affect the effective tax rate if realized. Included in the balance at December 31, 2010 are tax positions of $96, which, because of deferred tax accounting would not impact the annual effective rate, but could accelerate the payment of cash to the taxing authority. In addition, tax positions of $6 attributable to discontinued operations would not impact the annual effective tax rate.
We do not believe that the uncertain tax positions will significantly change within twelve months of the reporting date.
In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes the earliest open tax years by major jurisdiction:

JURISDICTION	EARLIEST OPEN YEAR
Austria	2004
Canada	2006
Germany	2000
Italy	2005
Netherlands	2006
Sweden	2005
United Kingdom	2008
United States	2007

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Income Statement. During 2010, we recognized less than $1 in net interest expense related to tax matters. During 2009, we recognized net interest income of $3 primarily due to an interest settlement claim with the IRS. We had $23 of interest accrued as of December 31, 2010 and 2009.

NOTE 7

Earnings Per Share
A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	2010	2009	2008
Income from continuing operations	$654	$641	$768
Weighted average common shares outstanding	182.3	181.0	180.7
Add: Weighted average restricted stock awards outstanding(a)	1.6	1.5	1.2

Basic weighted average common shares outstanding	183.9	182.5	181.9
Add: Dilutive impact of stock options	1.4	1.4	2.1

Diluted weighted average common shares outstanding	185.3	183.9	184.0
Basic earnings per share	$3.55	$3.51	$4.22
Diluted earnings per share	$3.53	$3.49	$4.17

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.
Shares underlying stock options excluded from the computation of diluted earnings per share because they were anti-dilutive were as follows:

	2010	2009	2008
Anti-dilutive stock options	2.1	1.7	4.1
Average exercise price	$54.37	$54.49	$49.29

Years of expiration	2012-	2012-	2012-
	2020	2016	2015

ITT CORPORATION AND SUBSIDIARIES

NOTE 8

Receivables, Net

	2010	2009
Trade accounts receivable	$1,579	$1,379
Unbilled contract receivable	367	373
Other	47	56

Receivables, gross	1,993	1,808
Allowance for doubtful accounts	(42)	(48)
Allowance for cash discounts	(7)	(6)

Receivables, net	$1,944	$1,754

Unbilled contract receivables represent revenue recognized on long-term contracts that arise based on performance attainment which, though appropriately recognized, cannot be billed as of the balance sheet date. We expect to bill and collect substantially all of the December 31, 2010 unbilled contract receivables during 2011 as scheduled performance milestones are completed or units are delivered.
Our outstanding trade accounts receivable balance from the U.S. Government was $491 and $327 as of December 31, 2010 and 2009, respectively.
The following table displays an aggregate rollforward of the allowance for doubtful accounts, for the years ended December 31, 2010 and 2009.

	2010	2009
Allowance for doubtful accounts – 1/1	$48	$33
Additions charged to expense	5	24
Write-offs	(9)	(8)
Foreign currency and other	(2)	(1)

Allowance for doubtful accounts – 12/31	$42	$48

NOTE 9

Inventories, Net

	2010	2009
Finished goods	$231	$176
Work in process	88	57
Raw materials	317	253

	636	486
Inventoried costs related to long-term contracts	296	391
Less — progress payments	(76)	(75)

Inventoried costs related to long-term contracts, net	220	316

Inventories, net	$856	$802

NOTE 10

Other Current and Non-Current Assets

	2010	2009
Current deferred income taxes	$280	$232
Asbestos-related current assets	105	62
Assets of discontinued operations	–	141
Other	177	144

Other current assets	$562	$579

Other employee benefit-related assets	$106	$87
Capitalized software costs	118	65
Other	88	100

Other non-current assets	$312	$252

ITT recorded sales to unconsolidated affiliates during 2010, 2009 and 2008 totaling $51, $44 and $20, respectively. Additionally, ITT purchased $22 and $15 of products from unconsolidated affiliates during 2010 and 2009, respectively.

NOTE 11

Plant, Property and Equipment, Net

	2010	2009
Land and improvements	$59	$57
Buildings and improvements	642	609
Machinery and equipment	1,809	1,688
Equipment held for lease or rental	132	72
Furniture, fixtures and office equipment	231	220
Construction work in progress	160	157
Other	29	22

Plant, property and equipment, gross	3,062	2,825
Less — accumulated depreciation	(1,857)	(1,775)

Plant, property and equipment, net	$1,205	$1,050

Depreciation expense of $190, $173 and $179 was recognized in 2010, 2009 and 2008, respectively.

ITT CORPORATION AND SUBSIDIARIES

NOTE 12

Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 by business segment are as follows:

			MOTION &
	DEFENSE	FLUID	FLOW	TOTAL
Goodwill — 1/1/2009	$2,134	$1,122	$499	$3,755
Goodwill acquired	–	17	–	17
Foreign currency	–	26	2	28
Other	(2)	–	(10)	(12)

Goodwill — 12/31/2009	$2,132	$1,165	$491	$3,788
Goodwill acquired	24	495	–	519
Foreign currency	–	(25)	(6)	(31)
Other	–	1	–	1

Goodwill — 12/31/2010	$2,156	$1,636	$485	$4,277

Goodwill of $76 was disposed of during 2010 related to the sale of CAS on September 8, 2010. See Note 4, “Discontinued Operations” for further information.
Goodwill acquired during 2010 primarily relates to the Nova and Godwin acquisitions. Goodwill acquired during 2009 primarily relates to the Laing acquisition. Amounts reported as “Other” relate primarily to the write-off of goodwill associated with various immaterial business divestitures occurring during 2009.
Based on the results of its annual impairment tests, we determined that no impairment of goodwill existed as of the measurement date in 2010 or 2009. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be a potential impairment.

Other Intangible Assets
Information regarding our other intangible assets is as follows:

	GROSS
	CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	INTANGIBLES
Customer and distributor relationships	$855	$(312)	$543
Proprietary technology	109	(35)	74
Trademarks	35	(10)	25
Patents and other	32	(18)	14
Indefinite-lived intangibles	110	—	110

Intangibles – 12/31/2010	$1,141	$(375)	$766

Customer and distributor relationships	$625	$(236)	$389
Proprietary technology	84	(29)	55
Trademarks	35	(8)	27
Patents and other	27	(15)	12
Indefinite-lived intangibles	18	–	18

Intangibles – 12/31/2009	$789	$(288)	$501

Indefinite-lived intangibles consist of brands and trademarks. Based on the results of its annual impairment tests, we determined that no impairment of the indefinite-lived intangibles existed as of the measurement date in 2010 or 2009. However, future impairment tests could result in a charge to earnings. We will continue to evaluate the indefinite-lived intangible assets on an annual basis as of the beginning of our fourth fiscal quarter and whenever events and changes in circumstances indicate there may be an indicator of potential impairment.
Customer and distributor relationships, proprietary

ITT CORPORATION AND SUBSIDIARIES

technology, trademarks, and patents and other are amortized over weighted average lives of approximately nine years, 17 years, 15 years and 11 years, respectively.
Amortization expense related to intangible assets for 2010, 2009 and 2008 was $90, $101 and $96, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

2011	2012	2013	2014	2015
$87	$77	$60	$55	$52

NOTE 13

Accrued Liabilities and Other Non-Current Liabilities

	2010	2009
Compensation and other employee-benefits	$604	$578
Asbestos-related liability	117	66
Customer-related liabilities	91	55
Accrued warranty costs	72	67
Accrued income taxes	63	103
Environmental and other legal matters	33	44
Accrued restructuring costs	32	53
Deferred income tax liability	12	36
Liabilities of discontinued operations	–	44
Other accrued liabilities	238	230

Accrued liabilities	$1,262	$1,276

Deferred income taxes and other tax-related accruals	$179	$174
Environmental	128	128
Compensation and other employee-related benefits	117	123
Product liability, guarantees and other legal matters	52	63
Other	66	53

Other non-current liabilities	$542	$541

NOTE 14

Leases and Rentals
ITT leases certain offices, manufacturing buildings, land, machinery, automobiles, aircraft, computers and other equipment. Such leases expire at various dates through 2023 and may include renewal and payment escalation clauses. ITT often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under operating leases were $132, $139 and $131 for 2010, 2009 and 2008, respectively. Future minimum operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2010 are shown below.

2011	$143
2012	115
2013	90
2014	70
2015	53
2016 and thereafter	183

Total minimum lease payments	$654

NOTE 15

Debt

	2010	2009
Commercial paper	$–	$55
Short-term loans	1	10
Current maturities of long-term debt and other	10	10

Short-term debt and current maturities of long-term debt	11	75

Non-current maturities of long-term debt	1,314	1,392
Non-current capital leases	3	4
Deferred gain on interest rate swaps	45	50
Unamortized discounts and debt issuance costs	(8)	(15)

Long-term debt	1,354	1,431

Total debt	$1,365	$1,506

Principal payments required per year on our outstanding long-term notes and debentures for the next five years and thereafter are $11, $11, $13, $538, $1 and $754, respectively. The book value of assets pledged as collateral amounted to $63 as of December 31, 2010.

Commercial Paper
The weighted average interest rate for outstanding commercial paper was 0.21% at December 31, 2009. Our commercial paper program is supported by a revolving credit agreement with the intended purposes of providing additional liquidity, if needed. In August 2010, we replaced a $1.75 billion revolving credit agreement with a new three-year $1.5 billion revolving credit agreement (August 2010 Credit Facility). The interest rate for borrowings under these agreements is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects ITT’s debt rating. The commitment fee on the August 2010 Credit Facility is 0.225% of the total commitment.

ITT CORPORATION AND SUBSIDIARIES

The provisions of this agreement require that we maintain an adjusted EBITDA (Earnings Before Interest, Tax, Depreciation, and Amortization) to interest expense ratio greater than 3.5:1. At December 31, 2010 and 2009, we were in compliance with our debt covenants.

Long-Term Debt
The following table summarizes the carrying and fair value of our long-term outstanding notes and debentures by maturity date for both December 31, 2010 and 2009. The fair value of our outstanding commercial paper and short-term loans approximates carrying value.

		2010		2009

	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
MATURITY DATE:
May 2011	6.50%	$–	$–	$32	$32
July 2011	7.50%	–	–	37	40
May 2014	4.90%	500	538	500	515
May 2019	6.125%	500	553	500	521
November 2025	7.40%	250	311	250	285
August 2048	(a )	1	1	1	1
December 2010 – 2014	4.70%	66	69	74	76
Various 2010 – 2022	(b )	11	11	12	12

		$1,328	$1,483	$1,406	$1,482

(a)	Variable rate debt with an interest rate of 0.19% as of December 31, 2010 and 0.16% as of December 31, 2009.

(b)	Includes individually immaterial notes, bonds and capital leases. The weighted average interest rate was 4.86% and 5.24% at December 31, 2010 and 2009, respectively.

May 2014 and May 2019 Senior Notes
In May 2009, the Company issued $500 of 4.9% Senior Notes due May 1, 2014 and $500 of 6.125% Senior Notes due May 1, 2019 (collectively referred to as the Notes). The issuance resulted in gross proceeds of $998, offset by $6 in debt issuance costs. We may redeem the Notes in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption. The Notes are senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness.

November 2025 Senior Notes
In November 1995, the Company issued $250 of 7.4% Senior Notes due November 15, 2025 (1995 Senior Notes). We may redeem the 1995 Senior Notes in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such 1995 Senior Notes and (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the Treasury Rate plus 20 basis points, plus in each case accrued interest to the date of redemption. The 1995 Senior Notes are senior unsecured obligations and rank equally with all existing and future senior unsecured indebtedness.

Other
As of December 31, 2010, ITT had a $66 obligation associated with a ten-year agreement involving the sale and the subsequent lease back of certain properties. Under the terms of the agreement, we are required to make annual payments of principal and interest. At the end of the agreement in 2014, ITT has the option to repurchase the applicable properties for a nominal fee. This transaction is reflected as debt.
Long-term debt includes the unamortized portion of a deferred gain on a terminated interest rate swap that will be amortized into earnings through 2025.

NOTE 16

Postretirement Benefit Plans

Defined Contribution Plans
ITT sponsors numerous defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits. Matching contributions charged to income amounted to $64, $44 and $47 for 2010, 2009 and 2008, respectively.
The ITT Stock Fund, an investment option under the ITT Salaried Investment and Savings Plan, is considered an Employee Stock Ownership Plan and, as a result, participants in the ITT Stock Fund may receive dividends in cash or may reinvest such dividends into the ITT Stock Fund. The ITT Stock Fund held approximately 8.3 shares of ITT common stock at December 31, 2010.

Defined Benefit Plans
ITT sponsors numerous defined benefit pension plans. As of December 31, 2010, of our total projected benefit obligation, the U.S. Salaried Retirement Plan (U.S. SRP) represented 76%, other U.S. plans represented 14% and international pension plans represented 10%. We fund the U.S. SRP as required by statutory regulations or through discretionary contributions. In addition, we fund certain of our international pension plans in countries where funding is allowable and tax-effective.

ITT CORPORATION AND SUBSIDIARIES

ITT also provides health care and life insurance benefits for certain eligible U.S. employees upon retirement. We have funded a portion of the health care and life insurance obligations, where such funding can be accomplished on a tax-effective basis.
Balance Sheet Information
Amounts recognized in the Consolidated Balance Sheets for pension and other employee-related benefit plans (collectively, postretirement benefit plans) reflect the funded status of the postretirement benefit plans. The following table provides a summary of the funded status of our postretirement benefit plans and the presentation of such balances within our Consolidated Balance Sheet as of December 31, 2010 and 2009.

	2010			2009

		Other			Other
	Pension	Benefits	Total	Pension	Benefits	Total
Fair value of plan assets	$4,622	$275	$4,897	$4,308	$247	$4,555
Projected benefit obligation	(5,960)	(722)	(6,682)	(5,700)	(701)	(6,401)

Funded status	$(1,338)	$(447)	$(1,785)	$(1,392)	$(454)	$(1,846)

Amounts reported within:
Other non-current assets	$20	$–	$20	$16	$–	$16
Accrued liabilities	(24)	(48)	(72)	(25)	(49)	(74)
Non-current liabilities	(1,334)	(399)	(1,733)	(1,383)	(405)	(1,788)

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic postretirement cost. The following table provides a summary of amounts recorded within accumulated other comprehensive loss at December 31, 2010 and 2009.

	2010			2009

		Other			Other
	Pension	Benefits	Total	Pension	Benefits	Total
Net actuarial loss	$1,986	$162	$2,148	$2,034	$162	$2,196
Prior service cost (benefit)	29	(6)	23	29	(8)	21

Total	2,015	156	2,171	$2,063	$154	$2,217

The following table provides a rollforward of the projected benefit obligations for our U.S. and international pension plans for the years ended 2010 and 2009.

	2010			2009

	U.S.	Int’l	Total	U.S.	Int’l	Total
Change in benefit obligation
Benefit obligation – 1/1	$5,173	$527	$5,700	$4,886	$437	$5,323
Service cost	108	15	123	88	11	99
Interest cost	299	29	328	302	27	329
Amendments / other	4	–	4	2	1	3
Actuarial loss	133	31	164	247	40	287
Benefits paid	(353)	(27)	(380)	(352)	(31)	(383)
Liabilities assumed through acquisition	–	29	29	–	–	–
Foreign currency translation	–	(8)	(8)	–	42	42

Benefit obligation – 12/31	$5,364	$596	$5,960	$5,173	$527	$5,700

ITT CORPORATION AND SUBSIDIARIES

The following table provides a rollforward of the projected benefit obligations for our other employee-related benefit plans for the years ended 2010 and 2009.

	2010	2009
Change in benefit obligation
Benefit obligation – 1/1	$701	$703
Service cost	6	7
Interest cost	40	42
Amendments / other	–	(12)
Actuarial loss	22	7
Benefits paid	(47)	(46)

Benefit obligation – 12/31	$722	$701

The following table provides a rollforward of the pension plan assets and the ending funded status for our U.S. and international pension plans for the years ended 2010 and 2009.

	2010			2009

	U.S.	Int’l	Total	U.S.	Int’l	Total
Change in plan assets
Plan assets – 1/1	$4,011	$297	$4,308	$3,392	$219	$3,611
Actual return on plan assets	525	25	550	772	52	824
Employer contributions	58	18	76	150	11	161
Employee contributions	–	1	1	–	2	2
Benefits paid	(322)	(5)	(327)	(303)	(16)	(319)
Assets acquired through acquisition	–	21	21	–	–	–
Foreign currency translation	–	(7)	(7)	–	29	29

Plan assets – 12/31	$4,272	$350	$4,622	$4,011	$297	$4,308

Funded status at end of year	$(1,092)	$(246)	$(1,338)	$(1,162)	$(230)	$(1,392)

The following table provides a rollforward of the other employee-related benefit plan assets and the ending funded status for the years ended 2010 and 2009.

	2010	2009
Change in plan assets
Plan assets – 1/1	$247	$205
Actual return on plan assets	33	47
Benefits paid	(5)	(5)

Plan assets – 12/31	$275	$247

Funded status at end of year	$(447)	$(454)

The accumulated benefit obligation for all defined benefit pension plans was $5,644 and $5,378 at December 31, 2010 and 2009, respectively. The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets.

	2010	2009
Projected benefit obligation	$5,683	$5,465
Accumulated benefit obligation	5,381	5,171
Fair value of plan assets	4,325	4,058

ITT CORPORATION AND SUBSIDIARIES

Income Statement Information
The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the years 2010, 2009 and 2008, as they pertain to our defined benefit pension plans.

	2010			2009			2008
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Net periodic benefit cost
Service cost	$108	$15	$123	$88	$11	$99	$85	$14	$99
Interest cost	299	29	328	302	27	329	294	31	325
Expected return on plan assets	(414)	(24)	(438)	(412)	(21)	(433)	(421)	(24)	(445)
Amortization of net actuarial loss	72	3	75	46	2	48	14	3	17
Amortization of prior service cost	4	–	4	4	–	4	4	–	4

Net periodic benefit cost (income)	69	23	92	28	19	47	(24)	24	–

Effect of curtailment	1	–	1	3	–	3	–	–	–

Total net periodic benefit cost (income)	70	23	93	31	19	50	(24)	24	–

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	8	19	27	(151)	13	(138)	2,018	41	2,059
Prior service cost	4	–	4	6	1	7	–	–	–
Amortization of net actuarial loss	(72)	(3)	(75)	(46)	(2)	(48)	(14)	(3)	(17)
Amortization of prior service cost	(4)	–	(4)	(4)	–	(4)	(4)	–	(4)

Total change recognized in other comprehensive income	(64)	16	(48)	(195)	12	(183)	2,000	38	2,038

Total impact from net periodic benefit cost and changes in other comprehensive income	$6	$39	$45	$(164)	$31	$(133)	$1,976	$62	$2,038

ITT CORPORATION AND SUBSIDIARIES

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive loss for the years 2010, 2009 and 2008, as they pertain to other employee-related benefit plans.

	2010	2009	2008
Net periodic benefit cost
Service cost	$6	$7	$8
Interest cost	40	42	42
Expected return on plan assets	(22)	(18)	(28)
Amortization of net actuarial loss	11	15	4
Amortization of prior service (credit) cost	(2)	4	3

Net periodic benefit cost	33	50	29

Effect of curtailment	—	(1)	—

Total net periodic benefit cost	33	49	29

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	11	(23)	90
Prior service credit	—	(10)	(3)
Amortization of net actuarial loss	(11)	(15)	(4)
Amortization of prior service credit (cost)	2	(4)	(3)

Total changes recognized in other comprehensive income	2	(52)	80

Total impact from net periodic benefit cost and changes in other comprehensive income	$35	$(3)	$109

The following table provides the estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011.

		Other
	Pension	Benefits	Total
Net actuarial loss	$118	$12	$130
Prior service cost (credit)	4	(2)	2

Total	122	10	132

Postretirement Plan Assumptions
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans.

	2010		2009
	U.S.	Int’l	U.S.	Int’l
Obligation Assumptions:
Discount rate	5.73%	5.47%	6.00%	5.79%
Rate of future compensation increase	4.00%	3.26%	4.00%	3.87%
Cost Assumptions:
Discount rate	6.00%	5.79%	6.25%	6.14%
Expected return on plan assets	9.00%	7.33%	9.00%	7.29%
Rate of future compensation increase	4.00%	3.84%	4.00%	3.64%

ITT CORPORATION AND SUBSIDIARIES

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to other employee-related benefit plans.

	2010	2009
Obligation Assumptions:
Discount rate	5.50%	6.00%
Rate of future compensation increase	4.00%	4.00%
Cost Assumptions:
Discount rate	6.00%	6.25%
Expected return on plan assets	9.00%	9.00%
Rate of future compensation increase	4.00%	4.00%

Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. Assumptions are reviewed annually and adjusted as necessary.

The expected long-term rate of return on assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Our expected return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, we analyze the plan’s actual historical annual return on assets, net of fees, over the past 15, 20 and 25 years; estimate future returns based on independent estimates of asset class returns; and evaluate historical broad market returns over long-term timeframes based on our asset allocation range. Based on this approach, our estimate of the long-term annual rate of return on assets for domestic pension plans is 9.0%. For reference, our actual geometric average annual return on plan assets for domestic pension plans as of December 31, 2010 was 8.8%, 10.1% and 10.3%, for the past 15, 20, and 25 year periods, respectively.

The table below provides the actual rate of return generated on plan assets during each of the years presented, as they compare to the expected long-term return utilized in calculating the net periodic benefit costs, as they pertain to our U.S. pension plans.

	2010	2009	2008
Expected rate of return on plan assets	9.0%	9.0%	9.0%
Actual rate of return on plan assets	14.1%	24.1%	(31.2)%

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.8% for 2011, decreasing ratably to 5.0% in 2019. Increasing the health care trend rates by one percent per year would have the effect of increasing the benefit obligation by $36 and the aggregate annual service and interest cost components by $3. A decrease of one percent in the health care trend rate would reduce the benefit obligation by $30 and the aggregate annual service and interest cost components by $2. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service of the covered active employees.

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

Substantially all of the postretirement benefit plan assets are attributable to the Company’s U.S. SRP, which are managed on a commingled basis in a master investment trust. With respect to the master investment trust, the Company allows itself broad discretion to invest tactically to respond to changing market conditions, while staying reasonably within the asset allocation ranges prescribed by its investment guidelines. In making these asset allocation decisions, the Company takes into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, the Company diversifies its investments by strategy, asset class, geography and sector. The Company engages a large number of managers to gain broad exposure to the markets, while generating excess-of-market returns and mitigating manager-concentration risk.

ITT CORPORATION AND SUBSIDIARIES

The following table provides the actual asset allocations of these U.S. plans, as of December 31, 2010 and 2009, and the related asset allocation ranges by asset category.

			Allocation
	2010	2009	Range
Domestic equities	25%	25%	25%-75%
Alternative investments	47	47	20%-45%
International equities	18	17	10%-45%
Fixed income	2	4	0%-60%
Cash and other	8	7	0%-30%

The strategies and allocations of plan assets outside of the U.S. are managed locally and may differ significantly from those in the U.S. In general and as of December 31, 2010, non-U.S. plans are managed closely to their strategic allocations.

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
The following is a description of the valuation methodologies and inputs used to measure fair value for major categories of investments.

■	Equity securities – Equities (including common and preferred shares, domestic listed and foreign listed, closed end mutual funds and exchange traded funds) are generally valued at the closing price reported on the major market on which the individual securities are traded at the measurement date. As all equity securities held by the Company are publicly traded in active markets, the securities are classified within Level 1 of the fair value hierarchy.

■	Open ended mutual funds, collective trusts and commingled funds – Open ended mutual funds, collective trusts and commingled funds are measured at NAV. These funds are generally classified within Level 2 of the fair value hierarchy.

■	Private equity – The valuation of limited partnership interests in private equity funds may require significant management judgment. The NAV reported by the asset manager is adjusted when management determines that NAV is not representative of fair value. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. These funds are generally classified within Level 3 of the fair value hierarchy.

■	Absolute return (hedge funds) – The valuation of limited partnership interests in hedge funds may require significant management judgment. The NAV reported by the asset manager is adjusted when management determines that NAV is not representative of fair value. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Depending on how quickly ITT can redeem these investments and the extent of any adjustments to NAV, hedge funds are classified within either Level 2 (redeemable within 90 days) or Level 3 (redeemable beyond 90 days) of the fair value hierarchy.

■	Fixed income – U.S. government securities are generally valued using quoted prices of securities with similar characteristics. Corporate bonds and notes are generally valued by using pricing models (e.g. discounted cash flows), quoted prices of securities with similar characteristics or broker quotes. Fixed income securities are generally classified in Level 2 of the fair value hierarchy.

ITT CORPORATION AND SUBSIDIARIES

The following table provides the fair value of plan assets held by our postretirement benefit plans, at December 31, 2010 and 2009, by asset class.

	2010								2009
	Pension				Other Benefits				Pension				Other Benefits

	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Asset Category
Equities Securities:
Domestic	$1,026	$775	$154	$97	$81	$68	$8	$5	$957	$737	$142	$78	$75	$63	$8	$4
Developed markets	495	364	19	112	19	13	—	6	455	339	23	93	15	10	—	5
Emerging markets	447	194	217	36	24	10	12	2	397	158	211	28	20	8	11	1
ITT Stock	52	52	—	—	3	3	—	—	49	49	—	—	2	2	—	—

Subtotal – equity securities	2,020	1,385	390	245	127	94	20	13	1,858	1,283	376	199	112	83	19	10
Private equity:
Buyout funds(a)	989	—	154	835	53	—	8	45	884	—	1	883	44	—	—	44
Distressed funds(b)	230	—	—	230	12	—	—	12	181	—	—	181	9	—	—	9
Venture/growth equity funds(c)	45	—	—	45	2	—	—	2	33	—	—	33	2	—	—	2
Mezzanine funds(d)	33	—	—	33	2	—	—	2	28	—	—	28	1	—	—	1

Subtotal – private equity	1,297	—	154	1,143	69	—	8	61	1,126	—	1	1,125	56	—	—	56
Absolute return (hedge funds):
Fund of funds(e)	290	—	58	232	15	—	2	13	319	—	57	262	15	—	2	13
Fixed income/multi-strat(f)	354	—	162	192	19	—	9	10	319	—	146	173	16	—	7	9
Equity long/short(g)	128	—	80	48	7	—	4	3	120	—	80	40	6	—	4	2
Macro(h)	12	—	12	—	1	—	1	—	38	—	38	—	2	—	2	—

Subtotal – absolute return	784	—	312	472	42	—	16	26	796	—	321	475	39	—	15	24
Fixed Income:
Fixed income	184	8	176	—	18	—	10	8	231	13	218	—	23	1	14	8
Other:
Commodities	233	—	200	33	13	—	11	2	179	—	153	26	9	—	8	1
Cash and other, net	104	4	74	26	6	1	4	1	118	109	(6)	15	8	7	(1)	2

Subtotal – other	337	4	274	59	19	1	15	3	297	109	147	41	17	7	7	3

Total	$4,622	$1,397	$1,306	$1,919	$275	$95	$69	$111	$4,308	$1,405	$1,063	$1,840	$247	$91	$55	$101

(a)	Private equity buyout funds, included within postretirement benefit plan assets, are partnership investment vehicles that take a controlling interest primarily in private companies with the intent of developing them for future sale at a higher price to a strategic or financial buyer or through an initial public offering. These investments include $499 where ownership of the partnership interest is directly held and $442 invested through funds of private equity funds.

(b)	Private equity distressed funds are partnership investment vehicles that purchase debt or preferred equity instruments of companies that are distressed, near bankrupt or bankrupt.

(c)	Venture and growth equity private equity funds are partnership investment vehicles that provide seed or growth capital to start-ups and early stage companies, usually in high-growth industries, such as information and clean technology, health care and biotechnology.

(d)	Mezzanine private equity funds provide mezzanine loans to companies that need capital but do not want to sell or dilute their equity interests. Mezzanine loans are subordinated debt or preferred equity securities that represent a claim on the borrower’s assets which is senior to the common equity but subordinate to senior secured and unsecured debt.

(e)	Absolute return fund of funds include partnership investment vehicles that invest in a diversified portfolio of other hedge funds that employ a range of investment strategies.

(f)	Fixed income/multi-strat absolute return funds are partnership investment vehicles that invest in multiple investment strategies, such as macro, equity long/short, convertible arbitrage and event driven, often with the intent to diversify risk and reduce volatility.

(g)	Equity long/short absolute return funds include partnership investment vehicles that can purchase both long and short positions of publicly traded equities. Management of the fund has the ability to shift investments from value to growth strategies, from small to large capitalization companies, and from a net long position to a net short position.

(h)	Macro absolute return funds include partnership investment vehicles that make investments predicated on the managers views, either fundamentally or quantitatively derived, on different global factors, such as asset allocation (e.g., stocks vs. bonds) interest rates, currency, sovereign risk and commodities over a span of different time frames.

ITT CORPORATION AND SUBSIDIARIES

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our pension plans using significant unobservable inputs (Level 3).

	Equity	Private	Absolute	Fixed
	Securities	Equity	Returns	Income	Other	Total
Level 3 balance – 12/31/08	$274	$988	$783	$40	$126	$2,211
Realized gains (losses), net	(1)	26	3	–	1	29
Unrealized gains (losses), net	70	20	84	–	2	176
Purchases/(sales), net	5	89	(186)	–	8	(84)
Transfers in (out), net	(149)	(1)	(209)	(40)	(96)	(495)
Foreign currency translation	–	3	–	–	–	3

Level 3 balance – 12/31/09	199	1,125	475	–	41	1,840
Realized gains (losses), net	–	85	8	–	–	93
Unrealized gains (losses), net	41	46	30	–	2	119
Purchases/(sales), net	4	13	(41)	–	17	(7)
Transfers in (out), net	–	(124)	–	–	–	(124)
Foreign currency translation	1	(2)	–	–	(1)	(2)

Level 3 balance – 12/31/10	$245	$1,143	$472	$–	$59	$1,919

The following table presents a reconciliation of the beginning and ending balances of fair value measurement within our other employee-related benefit plans using significant unobservable inputs (Level 3):

	Equity	Private	Absolute	Fixed
	Securities	Equity	Returns	Income	Other	Total
Level 3 balance – 12/31/08	$14	$50	$40	$10	$6	$120
Realized gains (losses), net	–	1	–	1	–	2
Unrealized gains (losses), net	4	1	4	–	–	9
Purchases/(sales), net	–	4	(9)	(1)	1	(5)
Transfers in (out), net	(8)	–	(11)	(2)	(4)	(25)

Level 3 balance – 12/31/09	10	56	24	8	3	101
Realized gains (losses), net	–	5	–	–	–	5
Unrealized gains (losses), net	3	6	4	–	–	13
Purchases/(sales), net	–	1	(2)	–	–	(1)
Transfers in (out), net	–	(7)	–	–	–	(7)

Level 3 balance – 12/31/10	$13	$61	$26	$8	$3	$111

Contributions
Funding requirements under Internal Revenue Service rules are a major consideration in making contributions to our post-retirement plans. With respect to qualified pension plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. We made contributions of $76 and $161 to pension plans during 2010 and 2009, respectively, including voluntary contributions to the U.S. SRP of $50 and $100 during the fourth quarter of 2010 and 2009, respectively. We currently anticipate making contributions to our pension plans in the range of $90 to $110 during 2011, of which $20 is expected to be made in the first quarter.

ITT CORPORATION AND SUBSIDIARIES

Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our pension and other employee-related benefit plans.

		Other
	Pension	Benefits
2011	$368	$53
2012	375	54
2013	383	55
2014	391	56
2015	402	56
2016 – 2020	2,162	289

NOTE 17
Long-Term Incentive Employee Compensation
Our long-term incentive awards program comprises three components: non-qualified stock options (NQOs), restricted stock (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation.
The ITT Amended and Restated 2003 Equity Incentive Plan (2003 Equity Incentive Plan) was approved by shareholders and established in May of 2003 to provide for the awarding of options on common shares and restricted common shares to employees and non-employee directors. The number of shares initially available for awards under this plan was 12.2. As of December 31, 2010, 2.9 shares were available for future grants. ITT makes available for the exercise of stock options or vesting of restricted shares by purchasing shares in the open market or by issuing shares from treasury stock.
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
Long-term incentive employee compensation costs are primarily recorded within SG&A expenses, and are reduced by an estimated forfeiture rate. These costs impacted our consolidated results of operations as follows:

	2010	2009	2008
Compensation costs on equity-based awards	$28	$29	$31
Compensation costs on liability-based awards	(5)	5	24

Total compensation costs, pre-tax	$23	$34	$55

Future tax benefit	$7	$10	$18

At December 31, 2010, there was $43 of total unrecognized compensation cost related to non-vested awards granted under the stock option and restricted stock plans. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years.

Non-Qualified Stock Options
Options generally vest over or at the conclusion of a three-year period and are exercisable in seven or ten-year periods, except in certain instances of death, retirement or disability. Options granted between 2004 and 2009 were awarded with a contractual term of seven years. Options granted prior to 2004 and during 2010 were awarded with a contractual term of ten years. The exercise price per share is the fair market value of the underlying common stock on the date each option is granted.

ITT CORPORATION AND SUBSIDIARIES

A summary of the status of our NQOs as of December 31, 2010, 2009 and 2008 and changes during the years then ended is presented below.

	2010		2009		2008
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
STOCK OPTIONS	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding – 1/1	8.1	$40.29	8.1	$39.83	8.7	$38.13
Granted	0.7	53.30	0.9	33.59	0.6	53.57
Exercised	(1.1)	31.45	(0.8)	26.32	(1.0)	32.82
Canceled or expired	(0.3)	48.78	(0.1)	45.94	(0.2)	44.31

Outstanding – 12/31	7.4	$42.54	8.1	$40.29	8.1	$39.83

Options exercisable – 12/31	5.9	$41.86	6.4	$39.49	6.8	$37.02

The intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during 2010, 2009 and 2008 was $22, $18 and $30, respectively.
The amount of cash received from the exercise of stock options was $35 and $20 for 2010 and 2009, respectively. The tax benefit realized during 2010 and 2009 associated with stock option exercises and lapses of restricted stock was $14 and $11, respectively. We classify, as a financing activity, the cash flows attributable to excess tax benefits arising from stock option exercises and restricted stock lapses. Cash provided by operating activities decreased and cash provided by financing activities increased by $6, $3 and $7 for 2010, 2009 and 2008, respectively. The following table summarizes information about ITT’s stock options at December 31, 2010:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		WEIGHTED-					WEIGHTED-
		AVERAGE	WEIGHTED-				AVERAGE	WEIGHTED-
		REMAINING	AVERAGE	AGGREGATE			REMAINING	AVERAGE	AGGREGATE
RANGE OF EXERCISE		CONTRACTUAL	EXERCISE	INTRINSIC			CONTRACTUAL	EXERCISE	INTRINSIC
PRICES	NUMBER	LIFE (IN YEARS)	PRICE	VALUE	NUMBER		LIFE (IN YEARS)	PRICE	VALUE
$10-$20	0.1	–	$18.44	$3	0.1		–	$18.44	$3
$20-$30	0.4	1.0	25.37	12	0.4		1.0	25.37	11
$30-$40	2.6	3.4	34.43	45	2.0		2.9	34.79	34
$40-$50	2.2	1.6	45.05	16	2.2		1.5	45.03	16
$50-$60	2.0	5.0	54.18	–	1.2		2.9	54.77	–
$60-$70	0.1	4.0	66.83	–	–	(a)	3.9	67.16	–

	7.4	3.1	42.54	$76	5.9		2.2	41.86	$64

(a)	Amount rounds to less than 0.1
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on ITT’s closing stock price of $52.11 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The number of options “out-of-the-money” as of December 31, 2010, included as exercisable in the preceding table was 2.1.
As of December 31, 2010, the total number of stock options expected to vest (including those that have already vested) was 7.3. These stock options have a weighted-average exercise price of $42.46, an aggregate intrinsic value of $75 and a weighted-average remaining contractual life of 3.0 years.

ITT CORPORATION AND SUBSIDIARIES

The fair value of each option grant was estimated on the date of grant using the binomial lattice pricing model which incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following are weighted-average assumptions for 2010, 2009 and 2008:

	2010	2009	2008
Dividend yield	1.88%	2.54%	1.31%
Expected volatility	27.06%	38.77%	28.69%
Expected life (in years)	7.0	4.7	4.7
Risk-free rates	3.06%	2.20%	2.31%
Weighted-average grant date fair value	$14.50	$9.60	$13.46

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

Restricted Stock
Restricted stock typically vests three years from the date of grant. Holders of restricted stock have the right to receive dividends and vote on the shares. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the restricted stock is forfeited. If an employee retires or is terminated other than for cause, a pro rata portion of the restricted stock may vest. Included within restricted stock outstanding are 0.2 vested shares that have been deferred until termination of service per individual award agreements. As of December 31, 2010, the total number of restricted stock expected to vest was 1.4.
The table below provides a rollforward of outstanding restricted stock for each of the previous three years ended.

	2010		2009		2008
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
		GRANT		GRANT		GRANT
		DATE		DATE		DATE
RESTRICTED STOCK	SHARES	FAIR VALUE	SHARES	FAIR VALUE	SHARES	FAIR VALUE
Outstanding – 1/1	1.7	$44.36	1.5	$51.96	1.3	$50.93
Granted	0.5	53.25	0.7	33.88	0.4	53.57
Lapsed	(0.4)	54.44	(0.4)	52.83	(0.1)	45.76
Canceled	(0.1)	44.75	(0.1)	54.94	(0.1)	55.89

Outstanding – 12/31	1.7	$44.81	1.7	$44.36	1.5	$51.96

The outstanding restricted shares include 0.1 shares issued to non-employee directors in payment for part of their annual retainer. This cost is expected to be recognized ratably over a weighted average period of 0.6 years.

Total Shareholder Return Awards
The TSR award plan is a performance-based cash award incentive program provided to key employees of ITT. TSR awards are accounted for under stock-compensation principles of accounting as liability-based awards. The fair value of outstanding awards is determined at the conclusion of the three-year performance period by measuring ITT’s total shareholder return percentage against the total shareholder return performance of other stocks generally comprising the S&P Industrials Index. The number of companies included in the applicable benchmark group range from 312 to 365 as of December 31, 2010. We reassess the fair value of our TSR awards on a quarterly basis at the end of each reporting period using actual total shareholder return data over the elapsed performance period as well as a Monte Carlo simulation. The fair value of the outstanding awards at December 31, 2010 and 2009 was $2 and $27, respectively.
Payment, if any, is based on the TSR performance comparison measured against targets established at the time of the award. The total cash paid to settle the TSR liability was $18, $21 and $19, during the years ended 2010, 2009 and 2008, respectively. At December 31, 2010, total unrecognized compensation costs projected to be incurred, based on current performance measurements, over the remaining vesting period

ITT CORPORATION AND SUBSIDIARIES

is $4. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years.

NOTE 18
Capital Stock
ITT has authority to issue an aggregate of 550 shares of capital stock, of which 500 shares have been designated as “Common Stock” having a par value of $1 per share and 50 shares have been designated as “Preferred Stock” not having any par or stated value. There was no Preferred Stock outstanding as of December 31, 2010 and 2009.
The stockholders of ITT common stock are entitled to receive dividends when and as declared by ITT’s Board of Directors. Dividends are paid quarterly. Dividends declared were $1.00, $0.85 and $0.70 per common share in 2010, 2009, and 2008, respectively.
On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. Through December 2008, we had repurchased 7.1 million shares for $431, including commission fees, under the $1 billion share repurchase program. No shares were repurchased in 2010 or 2009.
We make available for the exercise of stock options and vesting of restricted stock by purchasing shares in the open market or by issuing shares from treasury stock. During 2010, we issued 1.4 shares from our treasury account related to equity compensation arrangements. As of December 31, 2010 and 2009, 22.9 and 24.0 shares of Common Stock were held in our treasury account, respectively.

NOTE 19

Commitments and Contingencies
From time to time we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to asbestos liabilities, environmental liabilities, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our cash flow, results of operations, or financial condition on a consolidated basis in the foreseeable future, unless otherwise noted below.

Asbestos Matters

Background
ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.
As of December 31, 2010, there were 103,575 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

	2010(b)	2009
Pending claims(a) – 1/1	104,679	103,006
New claims	5,865	4,274
Settlements	(991)	(1,081)
Dismissals	(6,469)	(4,728)
Adjustment(c)	491	3,208

Pending claims(a) – 12/31	103,575	104,679

(a)	We had previously indicated that 34,869 claims related to maritime actions, almost all of which were filed in the United States District Court for the Northern District of Ohio, were not included in the count of asserted claims because the Company believed they would not be litigated. In August 2010, these cases were dismissed.

(b)	In September 2010, ITT executed an amended cost-sharing agreement related to a business we disposed of a number of years ago. The amended agreement provides for a sharing of costs for claims resolved between 2010 and 2019 naming ITT or the entity which acquired the disposed business. Excluded from the table above is claim activity associated with the amended cost-sharing agreement for claims that were not filed against ITT.

(c)	Reflects an adjustment to increase the number of open claims as a result of transitioning claims data from our primary insurance companies to an internal database.
Frequently, plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the 103,575 pending claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 39,985 claims in Mississippi). Our experience to date

ITT CORPORATION AND SUBSIDIARIES

is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that a large majority of the 103,575 open claims have little or no value. The average cost per claim resolved in 2010 and 2009 was $16 thousand and $12 thousand, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim as well as the number of open claims can fluctuate significantly from period to period.
Beginning in the third quarter of 2009, the Company recorded an undiscounted asbestos liability, including legal fees, for costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. Prior to the third quarter of 2009, we only recognized a liability for pending claims. While it was probable that we would incur additional costs for future claims to be filed against the Company, a liability for potential future claims was not reasonably estimable at that time due to a number of factors. To begin with, our primary insurance carriers managed and paid all settlement and legal costs directly. This was compounded by the fact that, as part of their claims administration processes, the insurance companies maintained limited claims information and insufficient detail critical to estimate a potential liability for future claims, such as disease type. Lastly, the insurers restricted our access to claim filings and related information.
Over the past several years, we have negotiated coverage-in-place agreements with several of our insurers under which we have assumed responsibility for administering the asbestos claims. Since taking over the claims administration process, we have, over time, gained considerable knowledge of the claims. In addition, at the end of 2008 we engaged an outside consultant to construct a comprehensive database of claims filed against the Company. With the completion of this work in early third quarter of 2009, we were able to develop and analyze key data, such as settlements and dismissals by disease type, necessary to estimate our exposure to potential future asbestos claims. In the third quarter of 2009 and 2010, we engaged a leading consultant of asbestos-related professional services to assist us in estimating our asbestos liability for both pending and unasserted claims. This firm reviewed information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements, and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant and the time lag from filing to disposition of claims.
The methodology used to estimate our total liability for pending and unasserted future asbestos claims relies on and includes the following key factors:

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
Our methodology determines a point estimate based on our assessment of the value of each underlying assumption, rather than a range of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos-related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next

ITT CORPORATION AND SUBSIDIARIES

10 years, we do not believe there is a reasonable basis for estimating those costs at this time.
We record an asset that represents our best estimate of probable recoveries from insurers and other responsible parties for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers and contractual agreements with other responsible parties, as well as a number of additional factors. These additional factors include current levels of recovery experience, the financial viability of the insurance companies or other responsible parties, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy and contract terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies. In addition, the Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery provided by our legal counsel assuming the continued viability of those insurance carriers and other responsible parties which are currently solvent and incorporating risk mitigation judgments where policy terms or other factors were not certain.
As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based. In the third quarter each year, we conduct a detailed study with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets. Additionally, we periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.

2010 Charge
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
Further, in the third quarter of 2010, the Company recorded a $372 increase in its asbestos-related assets based on the results of this study. These assets comprise an insurance asset, as well as receivables from other responsible parties. See discontinued operations discussion below for further information about receivables from parties other than insurers.
For the full year 2010 and 2009, the net asbestos charge can be summarized as follows:

	2010		2009
	Pre-tax	After-tax	Pre-tax	After-tax
Continuing operations	$385	$247	$238	$148
Discontinued operations	(10)	(6)	9	6

Total	$375	$241	$247	$154

ITT CORPORATION AND SUBSIDIARIES

Changes in Financial Position:
The Company’s estimated asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending and unasserted asbestos claims estimated to be filed in the next 10 years was $642 and $267 as of December 31, 2010 and 2009, respectively. The following table provides a rollforward of the estimated total asbestos liability and related assets for the years ended December 31, 2010 and 2009, respectively.

	2010			2009
	Liability	Asset	Net	Liability	Asset	Net
Balance as of January 1	$933	$666	$267	$228	$201	$27
Changes in estimate during the period:
Continuing operations	591	206	385	700	462	238
Discontinued operations	217	227	(10)	67	58	9
Net cash activity	(54)	(54)	—	(62)	(55)	(7)
Other adjustments	(11)	(11)	—	—	—	—

Balance as of December 31	$1,676	$1,034	$642	$933	$666	$267

The total asbestos liability and related assets as December 31, 2010 and 2009 includes $117 and $66 presented within accrued liabilities and $105 and $62 presented within other current assets on our Consolidated Balance Sheets, respectively.
The asbestos liability and related receivables are based upon current, known information. However, future events affecting the key factors and other variables for either the asbestos liability or related receivables could cause the actual costs and recoveries to be materially higher or lower than currently estimated. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims which may be filed beyond the next 10 years, it is not possible to predict the ultimate outcome of the cost of resolving the pending and all unasserted asbestos claims. We believe it is possible that future events affecting the key factors and other variables within the next 10 years, as well as the cost of asbestos claims filed beyond the next 10 years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations or cash flows.

Discontinued Operations:
At December 31, 2010 and 2009, $292 and $75 of the liability and $285 and $64 of the asset, respectively, related to a business which we disposed of a number of years ago that is reported as a discontinued operation. The increase in the liability and asset resulted from an amended cost-sharing agreement executed in September 2010 with the entity that acquired the disposed business. The amended agreement provided for a sharing of the claims settled between 2010 and 2019 naming ITT or the entity which acquired the disposed business. In future years, the liability for sharing the claims gradually transitions away from ITT, such that ITT will have no responsibility for claims resolved in 9 to 10 years. Under the prior cost-sharing agreement, costs were shared equally. The amended cost-sharing agreement also provides for the sharing of certain insurance policies. Prior to executing the amended cost-sharing agreement in September 2010, we recorded a liability for this discontinued operation based on pending claims and unasserted claims estimated to be filed over the next 10 years against ITT. As part of amending the cost-sharing agreement, ITT was provided with the key data necessary to estimate the exposure related to the shared pending and estimated future claims. The estimate of the additional liability and asset recorded as a result of the amended cost-sharing agreement were calculated in a manner consistent with the approach used to estimate ITT’s stand-alone asbestos liabilities and assets.

Future Cash Flows:
We have estimated that we will be able to recover 62% of the asbestos settlement and defense costs for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers or other responsible parties. However, because there are gaps in our insurance coverage, reflecting the insolvency of certain insurers and prior insurance settlements, and we expect that certain policies from some of our insurers will exhaust within the next 10 years, the recovery percentage is expected to decline for potential additional asbestos liabilities. Insurance coverage in the tenth year of our estimate of the asbestos claims liability is currently projected to be approximately 25%. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Subject to the qualifications regarding uncertainties previously described, it is expected that future annual cash payments, net of recoveries related to pending claims and unasserted claims to be filed within the next 10 years, will extend through approximately 2022 due to the time lag between the filing of a claim and its

ITT CORPORATION AND SUBSIDIARIES

resolution. These annual net cash outflows are projected to average $25 over the next five years, as compared to an average of approximately $10 to $15 in the past three years, and increase to an average of approximately $50 to $60 over the remainder of the projection period.

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
The following table illustrates the activity related to our accrued liabilities for these environmental matters.

	2010	2009
Environmental liability – 1/1	$140	$135
Accruals added during the period	—	1
Change in estimates for pre-existing accruals	14	18
Payments	(15)	(14)

Environmental liability – 12/31	$139	$140

The following table illustrates the reasonably possible low- and high end range of estimated liability, and number of active sites for these environmental matters.

	2010	2009
Low-end range	$117	$113
High end range	$251	$249
Number of active environmental investigation and remediation sites	99	98

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
ITT provides an indemnity to U.S. Silica Company (USS) for silica personal injury suits filed prior to September 12, 2005 against our former subsidiary Pennsylvania Glass Sand (PGS). ITT sold the stock of PGS to U.S. Silica Company in 1985. Over the

ITT CORPORATION AND SUBSIDIARIES

past several years, the majority of the silica cases involving PGS have been dismissed without payment. Currently there are approximately 3,000 cases pending against PGS. The Company expects that the majority of the remaining cases will also be dismissed. In addition, USS is currently filing insurance claims directly with our insurer, and that insurer has been paying the claims. We will continue to seek past defense costs for these cases from our insurers. We believe that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. All silica-related costs, net of expected insurance recoveries, are shared with certain previously wholly-owned subsidiaries.
On March 27, 2007, we reached a settlement relating to an investigation of our ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (ITAR) pursuant to which we pled guilty to two violations based on the export of defense articles without a license and the omission of material facts in required export reports. We were assessed a total of $50 in fines, forfeitures and penalties. We also entered into a Deferred Prosecution Agreement with the U.S. Government which deferred action regarding a third count of violations related to ITAR pending our implementation of a remedial action plan, including the appointment of an independent monitor. We were also assessed a deferred prosecution monetary penalty of $50 which is being reduced for monies spent, during the five-year period following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. Management believes that these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On April 17, 2007, ITT’s Board of Directors received a letter on behalf of a shareholder requesting that the Board take appropriate action against the employees responsible for the violations at our Night Vision facility described above. During 2007 and 2008, the Company also received notice of four shareholder derivative actions each filed in the U.S. District Court for the Southern District of New York. On July 10, 2010, the Court granted the Defendants’ Motion to Terminate the proceedings. The matter is now concluded.

NOTE 20
Guarantees, Indemnities and Warranties

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

Guarantees
We have a number of guarantees outstanding at December 31, 2010, the substantial majority of which pertain to our performance under long-term sales contracts. We did not have any recorded loss contingencies under these performance guarantees as of December 31, 2010 and 2009 as the likelihood of ITT nonperformance by ITT or ITT’s subsidiaries is considered remote. We also have certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on the financial position, results of operations or cash flows on a consolidated basis.
In December 2007, we entered into a sale leaseback agreement for our corporate aircraft, with the aircraft leased to ITT under a five-year operating lease. We have provided a residual value guarantee to the lessor for the future value of the aircraft with a maximum payment of $42. At expiration of the lease, however, if the fair value of the aircraft is less than $50, payment under the residual value guarantee would be equal to the difference between the fair value of the aircraft at expiration of the lease and $50, provided that such payment shall not exceed $42. At December 31, 2010, the projected fair value of the aircraft at expiration of the lease is estimated to be $22 less than the guaranteed amount. As this estimated loss exceeds the $5 gain we realized and deferred from the sale of the aircraft as a loss contingency, we have recorded an additional accrual of $17 during 2010 in our Consolidated Financial Statements.

Warranties
ITT warrants numerous products, the terms of which vary widely. In general, ITT warrants its products against defect and specific non-performance. In the automotive businesses, liability for product defects could extend beyond the selling price of the product and could be significant if the defect interrupts production or results in a recall. The table included

ITT CORPORATION AND SUBSIDIARIES

below provides changes in the product warranty accrual for December 31, 2010 and 2009.

	2010	2009
Warranty accrual – 1/1	$67	$57
Warranty expense	43	38
Payments	(39)	(29)
Other	1	1

Warranty accrual – 12/31	$72	$67

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
Defense – The businesses in this segment are those that directly serve the military and government agencies with products and services. Products include tactical communications equipment, electronic warfare and force protection equipment, radar systems, integrated structures equipment and imaging and sensor equipment, which includes night vision goggles, as well as weather, location, surveillance and other related technologies. Services include air traffic management, information and cyber solutions, large-scale systems engineering and integration and defense technologies. The U.S. Government accounted for 86% of Defense segment revenue.
Fluid – Our Fluid segment is a provider of water transport and wastewater treatment systems, pumps and related technologies, and other water and fluid control products with residential, commercial, and industrial applications.
Motion & Flow – Our Motion & Flow segment comprises a group of businesses providing products and services for the areas of transportation, defense, aerospace, industrial, computer, telecommunications, medical, marine, and food & beverage. The Motion & Flow businesses primarily serve the high-end of their markets, with highly engineered products, high brand recognition, a focus on new product development and operational excellence.

	2010			2009			2008
	PRODUCT	SERVICE	TOTAL	PRODUCT	SERVICE	TOTAL	PRODUCT	SERVICE	TOTAL
	REVENUE	REVENUE	REVENUE	REVENUE	REVENUE	REVENUE	REVENUE	REVENUE	REVENUE
Defense	$3,602	$2,295	$5,897	$3,788	$2,279	$6,067	$3,925	$2,139	$6,064
Fluid	3,475	195	3,670	3,220	143	3,363	3,693	148	3,841
Motion & Flow	1,430	11	1,441	1,245	8	1,253	1,575	8	1,583
Eliminations	(13)	—	(13)	(9)	—	(9)	(12)	—	(12)

Total	$8,494	$2,501	$10,995	$8,244	$2,430	$10,674	$9,181	$2,295	$11,476

	OPERATING INCOME			OPERATING MARGIN
	2010	2009	2008	2010	2009	2008
Defense	$752	$761	$715	12.8%	12.5%	11.8%
Fluid	479	393	469	13.1%	11.7%	12.2%
Motion & Flow	179	118	192	12.4%	9.4%	12.1%
Corporate and Other	(510)	(378)	(178)	—	—	—

Total	$900	$894	$1,198	8.2%	8.4%	10.4%

ITT CORPORATION AND SUBSIDIARIES

			PLANT, PROPERTY					DEPRECIATION AND
	TOTAL ASSETS		& EQUIPMENT, NET		CAPITAL EXPENDITURES			AMORTIZATION
	2010	2009	2010	2009	2010	2009	2008	2010	2009	2008
Defense	$4,149	$4,153	$434	$402	$107	$115	$87	$134	$154	$147
Fluid	4,077	2,930	518	393	109	74	81	100	73	69
Motion & Flow	1,350	1,323	230	235	52	56	64	53	57	56
Corporate and Other	2,862	2,723	23	20	60	26	16	10	5	2

Total	$12,438	$11,129	$1,205	$1,050	$328	$271	$248	$297	$289	$274

				PLANT, PROPERTY
	REVENUE(a)			& EQUIPMENT, NET
Geographic Information	2010	2009	2008	2010	2009
United States	$7,305	$7,362	$7,779	$739	$603
Western Europe	1,970	1,814	2,098	305	317
Asia Pacific	663	577	604	70	65
Other	1,057	921	995	91	65

Total	$10,995	$10,674	$11,476	$1,205	$1,050

(a)	Revenue to external customers is attributed to individual regions based upon the destination of product or service delivery.
The following table provides revenue by product category, net of intercompany balances.

	2010	2009	2008
Defense segment:
Defense products	$3,600	$3,785	$3,924
Defense services	2,295	2,279	2,139
Fluid segment:
Pumps & complementary products and services	3,667	3,363	3,840
Motion & Flow segment:
Automotive and rail equipment	552	495	567
Connectors equipment	405	335	445
Aerospace products	127	117	134
Other products	349	300	427

Total	$10,995	$10,674	$11,476

NOTE 22
Subsequent Events
On January 12, 2011, the Company announced that its Board of Directors had unanimously approved a plan to separate the Company’s businesses into three distinct, publicly traded companies. Following completion of the transaction, ITT will continue to trade on the New York Stock Exchange as an industrial company that supplies highly engineered solutions in the aerospace, transportation, energy and industrial markets. Under the plan, ITT shareholders will own shares in all three corporations following the completion of the transaction. The transaction is anticipated to be completed by the end of 2011.
Under the plan, ITT would execute tax-free spinoffs to shareholders of its water-related businesses and its Defense & Information Solutions segment. The water-related business will include the Water & Wastewater division and the Residential & Commercial Water division, as well as the Flow Control division that is currently reported within the Motion & Flow Control segment. The Industrial Process division, which is currently reported within the Fluid segment, will continue to operate as a subsidiary of the new ITT Corporation.

SUPPLEMENTAL FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010 QUARTERS				2009 QUARTERS(a)
	FIRST(a)	SECOND	THIRD	FOURTH	FIRST	SECOND	THIRD	FOURTH
Revenue	$2,578	$2,739	$2,643	$3,035	$2,506	$2,719	$2,640	$2,809
Gross profit	718	781	768	908	660	769	760	835
Income from continuing operations(b)	144	226	12	272	184	200	64	193
Net income	146	238	145	269	185	201	59	199
Basic earnings per share:
Continuing operations	$0.78	$1.23	$0.07	$1.47	$1.01	$1.09	$0.35	$1.06
Net income	$0.80	$1.29	$0.79	$1.45	$1.01	$1.10	$0.32	$1.09
Diluted earnings per share:
Continuing operations	$0.78	$1.22	$0.07	$1.46	$1.01	$1.09	$0.35	$1.05
Net income	$0.79	$1.28	$0.78	$1.44	$1.01	$1.10	$0.32	$1.08
Common stock price per share:
High	$55.61	$57.99	$50.79	$53.24	$51.42	$46.91	$52.71	$56.95
Low	$47.41	$44.17	$42.05	$45.06	$31.94	$37.26	$41.15	$48.43
Close	$53.61	$44.92	$46.83	$52.11	$38.47	$44.50	$52.15	$49.74
Dividends per share	$0.25	$0.25	$0.25	$0.25	$0.2125	$0.2125	$0.2125	$0.2125

(a) Results have been restated to reflect the sale of CAS Inc. as a discontinued operation.

(b)	Third quarter 2010 and 2009 results include a $205 and $131 net after-tax charge to income from continuing operations, respectively, primarily associated with the reassessment and initial establishment of an estimated asbestos-related liability, net of expected recoveries, for claims projected to be filed against the company over the next ten years. See Note 19, “Commitments and Contingencies” for further information.

Note:	Earnings per share is computed using the weighted-average number of shares outstanding during that quarter, while earnings per share for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the earnings per share for each of the four quarters may not equal earnings per share for the fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Corporation
(Registrant)

By:	/s/ Janice M. Klettner
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven R. Loranger Steven R. Loranger (Principal executive officer)	Chairman, President and Chief Executive Officer and Director	February 24, 2011

/s/ Denise L. Ramos Denise L. Ramos (Principal financial officer)	Senior Vice President and Chief Financial Officer	February 24, 2011

/s/ Janice M. Klettner Janice M. Klettner (Principal accounting officer)	Vice President and Chief Accounting Officer	February 24, 2011

/s/ Curtis J. Crawford Curtis J. Crawford	Director	February 24, 2011

/s/ Christina A. Gold Christina A. Gold	Director	February 24, 2011

/s/ Ralph F. Hake Ralph F. Hake	Director	February 24, 2011

/s/ John J. Hamre John J. Hamre	Director	February 24, 2011

/s/ Paul J. Kern Paul J. Kern	Director	February 24, 2011

/s/ Frank T. MacInnis Frank T. MacInnis	Director	February 24, 2011

/s/ Surya N. Mohapatra Surya N. Mohapatra	Director	February 24, 2011

/s/ Linda S. Sanford Linda S. Sanford	Director	February 24, 2011

/s/ Markos I. Tambakeras Markos I. Tambakeras	Director	February 24, 2011

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION	LOCATION

(3)		(a) ITT Corporation’s Articles of Amendment of the Restated Articles of Incorporation, effective as of May 13, 2008	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated May 14, 2008 (CIK No. 216228, File No. 1-5672).
		(b) ITT Corporation’s By-laws, as amended July 15, 2009	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated July 15, 2009 (CIK No. 216228, File No. 1-5672).
(4)		Instruments defining the rights of security holders, including indentures	Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries upon request of the Commission.
(10)		Material contracts
(10.2	)*	Employment Agreement dated as of June 28, 2004 between ITT Industries, Inc. and Steven R. Loranger (amended as of December 18, 2008)	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated December 19, 2008. (CIK No. 216228, File No. 1-5672).
(10.3	)*	Form of Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.3 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.4	)*	Form of Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.4 of ITT Industries’ Form 10-K for the year ended December 31, 2004 (CIK No. 216228, File No. 1-5672).
(10.5	)*	ITT 2003 Equity Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004 and subsequently amended as of December 18, 2006) and previously known as ITT Industries, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.6	)*	ITT Corporation 1997 Long-Term Incentive Plan, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries, Inc. 1997 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.7	)*	ITT Corporation Annual Incentive Plan for Executive Officers, amended and restated as of February 15, 2008 and approved by shareholders on May 13, 2008 previously known as 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004) and also previously known as ITT Industries, Inc. 1997 Annual Incentive Plan for Executive Officers (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.7 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.8	)*	1994 ITT Incentive Stock Plan (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as 1994 ITT Industries Incentive Stock Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.8 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.9	)*	ITT Corporation Special Senior Executive Severance Pay Plan amended and restated as of December 31, 2008 (previously amended and restated as of July 13, 2004) and formerly known as ITT Industries Special Senior Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.9 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.10	)*	ITT 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004 and subsequently amended as of December 19, 2006) formerly known as ITT Industries 1996 Restricted Stock Plan for Non-Employee Directors (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.10 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.11	)*	ITT Corporation Enhanced Severance Pay Plan (amended and restated as of July 13, 2004) and formerly known as ITT Industries Enhanced Severance Pay Plan (amended and restated as of July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.11 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.12	)*	ITT Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004) formerly known as ITT Industries Deferred Compensation Plan (Effective as of January 1, 1995 including amendments through July 13, 2004). Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.12 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER		DESCRIPTION	LOCATION

(10.13	)*	ITT 1997 Annual Incentive Plan (amended and restated as of July 13, 2004) formerly known as ITT Industries 1997 Annual Incentive Plan (amended and restated as of July 13, 2004)	Incorporated by reference to Exhibit 10.13 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.14	)*	ITT Excess Pension Plan IA formerly known as ITT Industries Excess Pension Plan IA. Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.14 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.15	)*	ITT Excess Pension Plan IB formerly known as ITT Industries Excess Pension Plan IB. Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.15 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.16	)*	ITT Excess Pension Plan IIA formally known as ITT Excess Pension Plan II, and ITT Industries Excess Pension Plan II (as amended and restated as of July 13, 2004) originally effective as of January 1, 1988. Amended and restated as of December 31, 2008	Incorporated by reference to Exhibit 10.16 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.17	)*	ITT Excess Savings Plan (as amended and restated as of July 13, 2004) formerly known as ITT Industries Excess Savings Plan (as amended and restated as of July 13, 2004). Amended and restated effective December 31, 2008	Incorporated by reference to Exhibit 10.17 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.18	)*	ITT Industries Excess Benefit Trust	Incorporated by reference to Exhibit 10.18 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2004 (CIK No. 216228, File No. 1-5672).
(10.19)		Form of indemnification agreement with directors	Incorporated by reference to Exhibit 10(h) to ITT Industries’ Form 10-K for the fiscal year ended December 31, 1996 (CIK No. 216228, File No. 1-5672).
(10.28	)*	Form of Restricted Stock Award for Non-Employee Directors	Incorporated by reference to Exhibit 10.28 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.29	)*	Form of Restricted Stock Award for Employees	Incorporated by reference to Exhibit 10.29 of ITT Industries’ Form 10-Q for the quarter ended September 30, 2005 (CIK No. 216228, File No. 1-5672).
(10.30)		Amended and Restated 364-day Revolving Credit Agreement	Incorporated by reference to Exhibits 10.1 and 10.2 to ITT Industries’ Form 8-K dated March 28, 2005 (CIK No. 216228, File No. 1-5672).
(10.32	)*	ITT Corporation Senior Executive Severance Pay Plan. (previously known as the ITT Industries, Inc. Senior Executive Severance Pay Plan, dated December 20, 1995, amended and restated as of December 31, 2008)	Incorporated by reference to Exhibit 10.32 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.33)		Non-Employee Director Compensation Agreement	Incorporated by reference to Exhibit 10.1 to ITT Industries’ Form 8-K Current Report dated December 1, 2005 (CIK No. 216228, File No. 1-5672).
(10.34	)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band A Employees	Incorporated by reference to Exhibit 10.34 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.35	)*	Form of 2006 Non-Qualified Stock Option Award Agreement for Band B Employees	Incorporated by reference to Exhibit 10.35 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.36	)*	Form of 2006 Restricted Stock Award Agreement for Employees	Incorporated by reference to Exhibit 10.36 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.37)		Form of 2006 Non-Qualified Stock Option Award Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.37 of ITT Industries’ Form 10-Q for the quarter ended March 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.38)		2002 ITT Stock Option Plan for Non-Employee Directors formerly known as the 2002 ITT Industries, Inc. Stock Option Plan for Non-Employee Directors (as amended on December 19, 2006)	Incorporated by reference to Exhibit 10.38 of ITT Corporation’s Form 10-K for the year ended December 31, 2006 (CIK No. 216228, File No. 1-5672).
(10.39	)*	Employment Agreement dated as of May 21, 2007 and effective as of July 1, 2007 between ITT Corporation and Denise L. Ramos.	Incorporated by reference to Exhibit 99.1 to ITT Corporation Form 8-K dated July 2, 2007 (CIK No. 216228, File No. 1-5672).

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(10.41)	Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 and 2.2 to ITT Corporation’s Form 8-K dated September 18, 2007 (CIK No. 216228, File No. 1-5672).
(10.42)	Accession Agreement to Five-Year Competitive Advance and Revolving Credit Facility	Incorporated by reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated November 8, 2007 (CIK No. 216228, File No. 1-5672).
(10.43)	Summary of material terms of amendments to ITT Excess Pension Plan 1A and the ITT Excess Pension Plan 1B, the ITT Excess Pension Plan II, the ITT Excess Savings Plan, the ITT Deferred Compensation Plan and the severance plans and policies of the Company and its subsidiaries and other affiliates	Incorporated by reference to Exhibit 5.02 to ITT Corporation’s Form 8-K dated December 19, 2007 (CIK No. 216228, File No. 1-5672).
(10.44)	Senior Notes Offering	Incorporated by reference to Exhibit 9.01(d) to ITT Corporations Form 8-K dated April 28, 2009 (CIK No. 216228, File No. 1-5672).
(10.45)	Issuance of Commercial Paper	Incorporated by Reference to Exhibit 2.03 to ITT Corporation’s Form 8-K dated December 20, 2007 (CIK No. 216228, File No. 1-5672).
(10.46)	ITT Corporation 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement – Non-Employee Director	Incorporated by reference to Exhibit 10.46 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.47)	ITT Corporation 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.47 of ITT Corporation’s Form 10-Q for the quarter ended June 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.48)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.48 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.49)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors without a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.49 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.50)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Deferral Election Form for those Directors with a Specified Distribution Date for Non-Grandfathered Deferrals	Incorporated by reference to Exhibit 10.50 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.51)	ITT Corporation Deferred Compensation Plan for Non-Employee Directors Subsequent Election Form	Incorporated by reference to Exhibit 10.51 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.52)	ITT 2003 Equity Incentive Plan Director Restricted Stock Unit Award Deferral Election Form	Incorporated by reference to Exhibit 10.52 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2008 (CIK No. 216228, File No. 1-5672).
(10.53)	ITT Corporation Non-Employee Director Deferred Restricted Stock Unit Award Subsequent Election Form	Incorporated by reference to Exhibit 10.53 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.54)	ITT Director Consent Letter – Required Modifications to Prior Annual Retainer Deferrals.	Incorporated by reference to Exhibit 10.54 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.55)*	ITT Excess Pension Plan IIB. Effective as of January 1, 1988. As Amended and Restated as of December 31, 2008	Incorporated by reference to Exhibit 10.55 of ITT Corporation’s Form 10-K for the year ended December 31, 2008 (CIK No. 216228, File No. 1-5672).
(10.56)*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A)	Incorporated by reference to Exhibit 10.56 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).
(10.57)*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non Band A)	Incorporated by reference to Exhibit 10.57 of ITT Corporation’s Form 10-Q for the quarter ended March 31, 2009 (CIK No. 216228, File No. 1-5672).
(11)	Statement re computation of per share earnings	Not required to be filed.
(12)	Statement re computation of ratios	Filed herewith.

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

(18)	Letter re change in accounting principles	Incorporated by reference to Exhibit 18 of ITT Corporation’s Form 10-Q for the quarter ended September 30, 2006 (CIK No. 216228, File No. 1-5672).
(21)	Subsidiaries of the Registrant	Filed herewith.
(22)	Published report regarding matters submitted to vote of Security holders	Not required to be filed.
(23.1)	Consent of Deloitte & Touche LLP	Filed herewith.
(24)	Power of attorney	None
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(99.1)	Deferred Prosecution Agreement filed March 28, 2007 between ITT Corporation and the United States Attorney’s Office for the Western District of Virginia	Incorporated by reference to Exhibit 99.4 of ITT Corporation’s Form 8-K dated March 30, 2007 (CIK No. 216228, File No. 1-5672).
(99.2)	Administrative Compliance Agreement filed October 11, 2007 between ITT Corporation and The United States Agency (Suspensions’ Department Affiliate for the U.S. Army) on behalf of the U.S. Government	Incorporated by reference to Exhibit 99.1 of ITT Corporation’s Form 8-K dated October 12, 2007 (CIK No. 216228, File No. 1-5672).
(101)	The following materials from ITT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements	Submitted electronically with this report.

*	Management compensatory plan