Form 10-Q
period 2011-03-31
ITT Corp
filed 2011-05-02
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of April 20, 2011, there were outstanding 184.1 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

QUARTER ENDED MARCH 31	2011	2010
Product revenue	$2,053	$1,953
Service revenue	707	625

Total revenue	2,760	2,578

Costs of product revenue	1,352	1,307
Costs of service revenue	623	553

Total costs of revenue	1,975	1,860

Gross profit	785	718
Selling, general and administrative expenses	430	378
Research and development expenses	61	63
Transformation costs	85	—
Asbestos-related costs, net	16	15
Restructuring and asset impairment charges, net	5	17

Operating income	188	245
Interest and non-operating expenses, net	17	26

Income from continuing operations before income tax expense	171	219
Income tax expense	45	75

Income from continuing operations	126	144
(Loss) income from discontinued operations, including tax benefit (expense) of $1 and $(2), respectively	(2)	2

Net income	$124	$146

Earnings Per Share:
Basic:
Continuing operations	$0.68	$0.78
Discontinued operations	(0.01)	0.02

Net income	$0.67	$0.80

Diluted:
Continuing operations	$0.67	$0.78
Discontinued operations	(0.01)	0.01

Net income	$0.66	$0.79

Weighted average common shares – basic	185.0	183.3
Weighted average common shares – diluted	186.5	184.9
Cash dividends declared per common share	$0.25	$0.25

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN MILLIONS)

QUARTER ENDED MARCH 31	2011	2010
Net income	$124	$146
Other comprehensive income:
Net foreign currency translation adjustment	118	(91)
Net change in postretirement benefit plans, net of tax benefit of $11 and $9, respectively	21	15
Net change in unrealized gains on investment securities, net of tax expense of $3 and $2, respectively	(7)	3

Other comprehensive income (loss)	132	(73)

Comprehensive income	$256	$73

Disclosure of reclassification adjustment:
Net change in postretirement benefit plans, net of tax:
Amortization of prior service costs, net of tax benefit of less than $1	$1	$—
Amortization of net actuarial loss, net of tax benefit of $11 and $9, respectively	20	15

Net change in postretirement benefit plans, net of tax	$21	$15

Net change in unrealized gains on investment securities, net of tax:
Unrealized holding (losses) gains arising during period, net of tax expense of $0 and $2, respectively	$(1)	$3
Gains realized during the period, net of tax expense of $3 for 2011	(6)	—

Net change in unrealized gains on investment securities, net of tax	$(7)	$3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December
	2011	31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,074	$1,032
Receivables, net	2,075	1,944
Inventories, net	950	856
Other current assets	611	562

Total current assets	4,710	4,394

Plant, property and equipment, net	1,207	1,205
Goodwill	4,318	4,277
Other intangible assets, net	756	766
Asbestos-related assets	931	930
Other non-current assets	804	866

Total non-current assets	8,016	8,044

Total assets	$12,726	$12,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$981	$1,020
Accrued and other current liabilities	1,703	1,714
Short-term borrowings and current maturities of long-term debt	85	11

Total current liabilities	2,769	2,745

Postretirement benefits	1,715	1,733
Long-term debt	1,354	1,354
Asbestos-related liabilities	1,572	1,559
Other non-current liabilities	548	542

Total non-current liabilities	5,189	5,188

Total liabilities	7,958	7,933

Shareholders’ Equity:
Common stock:
Authorized – 500.0 shares, $1 par value per share (207.0 shares issued) Outstanding – 184.8 shares and 184.0 shares, respectively(a)	184	183
Retained earnings	5,539	5,409
Total accumulated other comprehensive loss	(955)	(1,087)

Total shareholders’ equity	4,768	4,505

Total liabilities and shareholders’ equity	$12,726	$12,438

(a)	Shares outstanding include unvested restricted common stock of 0.8 at March 31, 2011 and 1.0 at December 31, 2010.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

QUARTER ENDED MARCH 31	2011	2010
Operating Activities
Net income	$124	$146
Less: (Loss) income from discontinued operations	(2)	2

Income from continuing operations	126	144
Non-cash adjustments to income from continuing operations:
Depreciation and amortization	84	68
Stock-based compensation	7	8
Transformation costs	55	—
Change in receivables	(102)	(72)
Change in inventories	(76)	3
Change in accounts payable	(13)	(10)
Other, net	(61)	(74)

Net Cash – Operating activities	20	67

Investing Activities
Capital expenditures	(47)	(52)
Acquisitions, net of cash acquired	—	(391)
Other, net	15	2

Net Cash – Investing activities	(32)	(441)

Financing Activities
Short-term debt, net	74	151
Issuance of common stock	33	10
Dividends paid	(92)	(85)
Other, net	(7)	—

Net Cash – Financing activities	8	76

Exchange rate effects on cash and cash equivalents	46	(48)
Net cash from discontinued operations	—	10

Net change in cash and cash equivalents	42	(336)
Cash and cash equivalents – beginning of year	1,032	1,216

Cash and Cash Equivalents – End of Period	$1,074	$880

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$3	$3
Income taxes (net of refunds received)	$17	$66

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1
BASIS OF PRESENTATION

ITT Corporation is a global multi-industry leader in high-technology engineering and manufacturing, operating through three segments; Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment) and Motion & Flow Control (Motion & Flow segment). Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries.

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in ITT’s 2010 Annual Report on Form 10-K (2010 Annual Report) in preparing these unaudited financial statements, with the exception of accounting standard updates, described in Note 3, “Recent Accounting Pronouncements,” adopted on January 1, 2011. Certain prior year amounts have been reclassified to conform to current year presentation, as described within these Notes to the Consolidated Condensed Financial Statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2010 Annual Report.

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

ITT’s quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

NOTE 2
COMPANY TRANSFORMATION

On January 12, 2011, the Company announced that its Board of Directors had unanimously approved a plan to separate the Company’s businesses into three independent, publicly traded companies (the Transformation). Under the Transformation, ITT will execute tax-free spinoffs to shareholders of its water-related businesses and its Defense segment. The water-related business will include the Water & Wastewater division, including its analytical instrumentation component, and the Residential & Commercial Water division, as well as the Flow Control division that is currently reported within the Motion & Flow segment. The Industrial Process division, which is currently reported within the Fluid segment, will continue to operate as a subsidiary of ITT. After completion of the Transformation, ITT shareholders will own shares in all three corporations. Following the Transformation, ITT will continue to trade on the New York Stock Exchange as an industrial company that supplies highly engineered solutions in the aerospace, transportation, energy and industrial markets. The Transformation is anticipated to be completed by the end of 2011.

ITT CORPORATION AND SUBSIDIARIES

During the first quarter of 2011, we recognized expenses of $85 related to the planned Transformation. The components of transformation costs incurred during the first quarter of 2011 are presented below.

Transformation Costs:
Asset impairments	$55
Advisory fees	22
Other costs	8

Total transformation costs	$85

Total costs incurred to date	$87

The $55 million non-cash impairment charge relates a decision to discontinue development of an information technology consolidation initiative. These costs have not been included in segment operating results.

Transformation accrual – 12/31	$2
Charges for actions during the period	85
Cash payments	(15)
Asset impairment	(55)

Transformation accrual – 3/31	$17

To execute the Transformation, we expect major areas of spending to include debt refinancing, tax impacts, information technology investments to build out independent environments for the new companies, advisory fees, and other Transformation activities. Our current estimate of the after-tax cash impact of pre-spin activities associated with the Transformation, including those initiated during the first quarter, is expected to be approximately $500. In addition, we recorded a $55 non-cash impairment charge in the first quarter related to information system initiatives that were discontinued as a result of the Transformation. The Company may incur additional costs that are not currently estimable prior to completion of the Transformation.

In addition, the Company anticipates incurring material separation-related spending following the Transformation, primarily consisting of additional tax impacts, employee-related costs, continued information systems investments, and advisory fees.

NOTE 3
RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amended the accounting for revenue arrangements that contain multiple elements by eliminating the criteria that objective and reliable evidence of fair value for undelivered products or services needs to exist in order to be able to account separately for deliverables and eliminates the use of the residual method of allocating arrangement consideration. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted.

We adopted this ASU effective January 1, 2011 for new arrangements entered into or arrangements materially modified on or after that date on a prospective basis. In connection with the adoption of the revised multiple element arrangement guidance, we revised our revenue recognition accounting policies. For multiple deliverable arrangements entered into or materially modified on or after January 1, 2011, we recognize revenue for a delivered element based on the relative selling price if the deliverable has stand-alone value to the customer and, in arrangements that include a general right of return relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available.

ITT CORPORATION AND SUBSIDIARIES

The deliverables in our arrangements with multiple elements include various products and may include related services, such as installation and start-up services. For multiple element arrangements entered into or materially modified after adoption of the revised multiple element arrangement guidance, we allocate arrangement consideration based on the relative selling prices of the separate units of accounting determined in accordance with the hierarchy described above. For deliverables that are sold separately, we establish VSOE based on the price when the deliverable is sold separately. We establish TPE, generally for services, based on prices similarly situated customers pay for similar services from third party vendors. For those deliverables for which we are unable to establish VSOE or TPE, we estimate the selling price considering various factors including market and pricing trends, geography, product customization, and profit objectives. Revenue allocated to products and services are generally recognized as the products are delivered and the services are performed, provided all other revenue recognition criteria have been satisfied. The adoption of ASU 2009-13 did not result in a material change in either the units of accounting or the pattern or timing of revenue recognition. Additionally, the adoption of the revised multiple element arrangement guidance did not have a material impact on our financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, which amended the accounting requirements for software revenue recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of the software revenue recognition literature. The amendments align the accounting for these revenue transaction types with the amendments described under ASU 2009-13 above. We adopted the provisions of this ASU for new or materially modified arrangements entered into on or after January 1, 2011 on a prospective basis. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. On January 1, 2011, we adopted the provisions of this ASU on a prospective basis. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, which provides additional guidance when testing goodwill for impairment. Specifically, for reporting units with zero or negative carrying amounts, an entity is required to perform the second step of the goodwill impairment test (a comparison between the carrying amount of a reporting unit’s goodwill to its implied fair value) if it is more likely than not that a goodwill impairment exists, considering any adverse qualitative factors. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As of the date of our most recent goodwill impairment test, none of our reporting units would have been affected by the application of this ASU as each reporting unit had a carrying amount that exceeded zero.

NOTE 4
ACQUISITIONS & DIVESTITURES

Acquisitions

We did not engage in any acquisitions during the first quarter of 2011. During the first quarter of 2010, we spent $391, net of cash acquired. The substantial majority of the first quarter 2010 aggregate purchase price pertained to the acquisition of Nova Analytics Corporation (Nova) on March 23, 2010 for $385 which broadened our Fluid segment’s portfolio of analytical instrumentation tools.

Additionally, in the third quarter of 2010, we completed the acquisitions of Godwin Pumps of America, Inc. and Godwin Holdings Limited (collectively referred to as Godwin) for $580, which expanded our Fluid segment’s presence within the dewatering market in the United States.

ITT CORPORATION AND SUBSIDIARIES

The results of operations and cash flows from our 2010 acquisitions have been included in our Consolidated Condensed Financial Statements prospectively from their date of acquisition. Pro forma results of operations for acquisitions completed in 2010 have not been presented because they are not material to our Consolidated Condensed Financial Statements, either individually or in the aggregate.

Divestitures

We did not engage in any divestitures during the first quarter of 2011 or 2010.

On September 8, 2010 we completed the sale of CAS, Inc. (CAS), a component of our Defense segment that was engaged in systems engineering and technical assistance for the U.S. Government. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of CAS, nor do we expect significant continuing cash flows from CAS. Accordingly, the financial position, results of operations and cash flows from CAS are reported as a discontinued operation and prior year amounts have been reclassified to conform to the current year presentation. During the first quarter of 2010, CAS provided third-party revenue and operating income of $57 and $4, respectively, included within discontinued operations.

NOTE 5
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the first quarter of 2011 we recognized restructuring costs of $5, related to actions initiated primarily within our Defense segment. We do not expect to incur significant future charges related to these actions.

2010 Defense Segment Realignment Activities

During the first quarter of 2010, we recognized a $12 restructuring charge related to a strategic realignment of our Defense segment to enable better product portfolio integration, encourage a more coordinated market approach and provide reductions in overhead costs. The Defense segment was renamed ITT Defense & Information Solutions and the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions.

This initiative was substantially completed during 2010 and resulted in a total charge of $27 and headcount reductions of 642, which included 162 factory workers, 457 office workers and 23 management employees. In addition, the operations at three of the Defense segment’s production sites were relocated and integrated with other existing sites during the fourth quarter of 2010. We estimate our Defense segment realignment actions will yield approximately $61 in annual net savings. The remaining liability related to the realignment action was $5 as of March 31, 2011, and is expected to be fully paid during the remainder of 2011.

NOTE 6
INCOME TAXES

Effective Tax Rate

For the quarter ended March 31, 2011 we recorded an income tax expense of $45, compared to $75 for the comparable prior year period, reflecting an effective tax rate of 26.3% and 34.2%, respectively. The decrease in income tax expense was primarily attributable to a tax benefit of $23 from separation-related costs related to the planned Transformation. The effective tax rate for the first quarter of 2010 was unfavorably impacted by a discrete income tax charge of $12 associated with the ratification of the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). Effective January 1, 2013, the Healthcare Reform Act eliminates the tax deduction for benefits related to subsidies received for prescription drug benefits provided under retiree healthcare benefit plans that were determined to be actuarially equivalent to Medicare Part D.

ITT CORPORATION AND SUBSIDIARIES

NOTE 7
EARNINGS PER SHARE

The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations for the first quarter of 2011 and 2010.

	2011	2010
Income from continuing operations	$126	$144

Weighted average common shares outstanding	183.6	181.8
Add: Weighted average restricted stock awards outstanding(a)	1.4	1.5

Basic weighted average common shares outstanding	185.0	183.3
Add: Dilutive impact of stock options	1.5	1.6

Diluted weighted average common shares outstanding	186.5	184.9

Basic earnings per share from continuing operations	$0.68	$0.78
Diluted earnings per share from continuing operations	$0.67	$0.78

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share as of March 31, 2011 and 2010 because they were anti-dilutive.

	2011	2010
Anti-dilutive stock options	1.2	1.8
Average exercise price	$56.28	$54.62

Years of expiration	2014-2021	2012- 2020

NOTE 8
RECEIVABLES, NET

	March 31,	December 31,
	2011	2010
Trade accounts receivable	$1,597	$1,579
Unbilled contract receivable	475	367
Other	47	47

Receivables, gross	2,119	1,993
Allowance for doubtful accounts	(41)	(42)
Allowance for cash discounts	(3)	(7)

Receivables, net	$2,075	$1,944

Unbilled contract receivables represent revenue recognized on construction-type or production-type contracts that arise based on performance attainment which, by contract, cannot be billed as of the balance sheet date. We expect to bill and collect substantially all of the March 31, 2011 unbilled contract receivables during the next twelve months as billing milestones are completed or units are delivered.

ITT CORPORATION AND SUBSIDIARIES

Our outstanding accounts receivable balance, including both trade and unbilled receivables, from the U.S. Government was $850 and $806 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 9
INVENTORIES, NET

	March 31,	December 31,
	2011	2010
Finished goods	$231	$231
Work in process	117	88
Raw materials	358	317

	706	636
Inventoried costs related to long-term contracts	326	296
Less – progress payments	(82)	(76)

Inventoried costs related to long-term contracts, net	244	220

Inventories, net	$950	$856

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	March 31,	December 31,
	2011	2010
Current deferred income taxes	$282	$280
Asbestos-related current assets	105	105
Other	224	177

Other current assets	$611	$562

Deferred income tax	$552	$554
Other employee benefit-related assets	109	106
Capitalized software costs	71	118
Other	72	88

Other non-current assets	$804	$866

As described in Note 2, “Transformation Costs,” during the first quarter of 2011 we discontinued the development of an information technology consolidation initiative and recorded a capitalized software impairment charge of $55.

ITT CORPORATION AND SUBSIDIARIES

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2011	2010
Land and improvements	$61	$59
Buildings and improvements	657	642
Machinery and equipment	1,895	1,809
Equipment held for lease or rental	140	132
Furniture, fixtures and office equipment	241	231
Construction work in progress	122	160
Other	32	29

Plant, property and equipment, gross	3,148	3,062
Less – accumulated depreciation	(1,941)	(1,857)

Plant, property and equipment, net	$1,207	$1,205

Depreciation expense of $55 and $44 was recognized in the quarter ended March 31, 2011 and 2010, respectively.

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table provides a rollforward of the carrying amount of goodwill for the quarter ended March 31, 2011 by segment.

			MOTION &
	DEFENSE	FLUID	FLOW	TOTAL
Goodwill — 12/31	$2,156	$1,634	$487	$4,277
Foreign currency	—	35	6	41

Goodwill — 3/31	$2,156	$1,669	$493	$4,318

Other Intangible Assets, Net

	MARCH 31, 2011			DECEMBER 31, 2010
	GROSS			GROSS
	CARRYING	ACCUMULATED	NET	CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	INTANGIBLES	AMOUNT	AMORTIZATION	INTANGIBLES
Customer and distributor relationships	$863	$(331)	$532	$855	$(312)	$543
Proprietary technology	111	(39)	72	109	(35)	74
Trademarks	36	(11)	25	35	(10)	25
Patents and other	33	(19)	14	32	(18)	14
Indefinite-lived intangibles	113	—	113	110	—	110

Other Intangible Assets	$1,156	$(400)	$756	$1,141	$(375)	$766

ITT CORPORATION AND SUBSIDIARIES

Amortization expense related to finite-lived intangible assets for the first quarter 2011 and 2010 was $22 and $20, respectively. Estimated amortization expense for the remaining nine months of 2011 and each of the five succeeding years is as follows:

Remaining 2011	$71
2012	76
2013	61
2014	56
2015	52
2016	48

Total	$364

NOTE 13
ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	March 31,	December 31,
	2011	2010
Compensation and other employee-benefits	$558	$625
Customer advances and deferred revenue	513	478
Asbestos-related liability	117	117
Other accrued liabilities	515	494

Accrued and other current liabilities	$1,703	$1,714

Deferred income taxes and other tax-related accruals	$186	$179
Environmental	127	128
Compensation and other employee-related benefits	127	117
Product liability, guarantees and other legal matters	52	52
Other	56	66

Other non-current liabilities	$548	$542

During the first quarter of 2011, we corrected the presentation of amounts related to customer advances and deferred revenue by reclassifying $452 from accounts payable to accrued and other current liabilities as of December 31, 2010 in the accompanying Consolidated Condensed Balance Sheets. This reclassification had no impact on amounts reported in the 2010 Annual Report’s Consolidated Income Statements or net cash from operating activities within the Consolidated Statements of Cash Flows.

ITT CORPORATION AND SUBSIDIARIES

NOTE 14
DEBT

	March 31,	December 31,
	2011	2010
Commercial paper	$70	$-
Short-term loans	5	1
Current maturities of long-term debt and other	10	10

Short-term borrowings and current maturities of long-term debt	85	11

Non-current maturities of long-term debt	1,314	1,314
Non-current capital leases	4	3
Deferred gain on interest rate swaps	44	45
Unamortized discounts and debt issuance costs	(8)	(8)

Long-term debt	1,354	1,354

Total debt	$1,439	$1,365

The fair value of total debt, excluding the deferred gain on interest rate swaps, was $1,547 and $1,483 as of March 31, 2011 and December 31, 2010, respectively. Fair value was primarily determined using quoted prices in active markets for the identical security obtained from an external pricing service.

NOTE 15
POSTRETIREMENT BENEFIT PLANS

The following table provides the components of net periodic benefit cost for pension plans, disaggregated by U.S. and international plans, and other employee-related benefit plans for the quarters ended March 31, 2011 and 2010.

	2011					2010

			Total	Other				Total	Other
	U.S.	Int’l	Pension	Benefits	Total	U.S.	Int’l	Pension	Benefits	Total
Net periodic benefit cost
Service cost	$29	$4	$33	$1	$34	$27	$4	$31	$2	$33
Interest cost	74	8	82	10	92	77	7	84	10	94
Expected return on plan assets	(102)	(7)	(109)	(6)	(115)	(104)	(6)	(110)	(6)	(116)
Amortization of net actuarial loss	27	1	28	3	31	20	1	21	3	24
Amortization of prior service cost	1	—	1	—	1	1	—	1	—	1

Net periodic benefit cost (income)	29	6	35	8	43	21	6	27	9	36

We contributed approximately $11 and $2 to our various plans during the three months ended March 31, 2011 and 2010, respectively. Additional contributions ranging between $80 and $100 are expected during the remainder of 2011.

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION

Our long-term incentive awards program (LTIP) comprises three components: non-qualified stock options (NQOs), restricted stock (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation. LTIP employee compensation costs are primarily recorded within SG&A

ITT CORPORATION AND SUBSIDIARIES

expenses, and are reduced by an estimated forfeiture rate. The following table provides the impact of these costs in our consolidated results of operations for the quarters ended March 31, 2011 and 2010.

	2011	2010
Compensation costs on equity-based awards	$7	$8
Compensation costs on liability-based awards	3	2

Total compensation costs, pre-tax	$10	$10

Future tax benefit	$3	$3

At March 31, 2011, there was $73 of unrecognized compensation cost related to non-vested NQOs and RS. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years. Unrecognized compensation cost of $16 is projected to be incurred under the TSR based on performance measurements as of March 31, 2011. The TSR unamortized expense is expected to be recognized over a weighted average period of 2.5 years. Actual performance measurements in future periods, may differ from current estimates and positively or negatively impact the TSR compensation cost recognized, as well as create volatility between periods.

First Quarter 2011 LTIP Activity

On March 3, 2011, we granted the 2011 LTIP awards. The grants comprised 0.7 NQOs, 0.5 units of RS and 10.8 TSR units with respective grant date fair values of $14.86, $57.68 and $1.00, respectively. The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RS and TSR units vest on the completion of a three-year service period.

The fair value of RS corresponds to the closing price of ITT common stock on the date of grant. The fair value of each NQO grant was estimated on the date of grant, using a binomial lattice pricing model that incorporates multiple and variable assumptions over time, including assumptions such as employee exercise patterns, stock price volatility and changes in dividends. The following table details the assumptions utilized to measure fair value.

Dividend yield	1.73%
Expected volatility	24.75%
Expected life (in years)	7.0
Risk-free rates	3.06%
Weighted-average grant date fair value	$14.86

Expected volatilities are based on ITT’s historical stock price volatility and implied volatility derived from traded options on our stock. ITT uses historical data to estimate employee option exercise behavior within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

The fair value of TSR units is measured on a quarterly basis and corresponds to ITT’s total shareholder return as compared to the total shareholder return of other industrial companies within the S&P 500 composite subject to a multiplier which includes a maximum and minimum payout. The relative performance ranking calculated is adjusted to reflect expected volatility over the remaining term of the award using a Monte Carlo simulation.

ITT CORPORATION AND SUBSIDIARIES

During the first quarter of 2011, 0.8 stock options were exercised resulting in proceeds of $33. Restrictions on 0.3 shares of RS granted in 2008 lapsed on March 10, 2011 and a corresponding number of shares were issued out of treasury stock. Typically, during the first quarter of each year, cash payments are made to settle TSR awards that vested on December 31st of the preceding year. However, no payments were made during the first quarter of 2011 as the TSR performance metric for the 2008 to 2010 performance period was less than the minimum stipulated in the TSR Award Agreement. During the first quarter of 2010, payments totaling $18 were made to settle the vested 2007 TSR award.

NOTE 17
COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that such legal proceedings will have any material adverse impact on our cash flow, results of operations, or financial condition, unless otherwise noted below.

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

As of March 31, 2011, there were 103,678 open claims against ITT filed in various state and federal courts alleging injury as a result of exposure to asbestos. Activity related to these asserted asbestos claims during the period was as follows:

2011(a)
Pending claims – 12/31	103,575
New claims	1,339
Settlements	(475)
Dismissals	(761)

Pending claims – 3/31	103,678

(a)	In September 2010, ITT executed an amended cost-sharing agreement related to a business we disposed of a number of years ago. The amended agreement provides for a sharing of costs for claims resolved between 2010 and 2019 naming ITT or the entity which acquired the disposed business. Claim activity associated with the amended cost-sharing agreement for claims that were not filed against ITT are excluded from the table above.

Frequently, plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of the 103,678 pending claims against the Company, the plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 39,680 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that a large majority of the 103,678 open claims has little or no settlement value.

ITT CORPORATION AND SUBSIDIARIES

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

Results of Operations

The table provided below summarizes the net asbestos charge for the quarters ended March 31, 2011 and 2010.

	2011		2010

	Pre-tax	After-tax	Pre-tax	After-tax
Continuing operations	$16	$10	$15	$10
Discontinued operations	3	2	1	1

Total	$19	$12	$16	$11

Changes in Financial Position

The Company’s estimated asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending and unasserted asbestos claims estimated to be filed in the next 10 years was $653 and $641 as of March 31, 2011 and December 31, 2010, respectively. The following table provides a rollforward of the estimated total asbestos liability and related assets for the quarter ended March 31, 2011.

	Liability	Asset	Net
Balance as of 12/31	$1,676	$1,035	$641
Changes in estimate during the period:
Continuing operations	21	5	16
Discontinued operations	7	4	3
Net cash activity	(15)	(8)	(7)

Balance as of 3/31	$1,689	$1,036	$653

The total asbestos liability and related assets as of March 31, 2011 and December 31, 2010 include $117 presented within accrued liabilities and $105 presented within other current assets on our Consolidated Condensed Balance Sheets, respectively.

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

ITT CORPORATION AND SUBSIDIARIES

Other Matters

The Company is involved in coverage litigation with various insurers seeking recovery of costs incurred in connection with certain environmental and product liabilities. In a suit filed in 1991, ITT Corporation, et al. v. Pacific Indemnity Corporation et al, Sup. Ct., Los Angeles County, we are seeking recovery of costs related to environmental losses. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case was on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims made by ITT. The case is now before the Superior Court. We have effectuated several settlements with insurers and a hearing is scheduled for May 2011 on an insurers duty to defend ITT in several environmental matters.

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability losses described above. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. A trial on several insurers coverage obligations for Goulds Pumps, Inc., is scheduled for August 2011. We continue to negotiate coverage in place agreements with other insurers. Where those negotiations are not productive, we will request that a trial be scheduled.

On March 27, 2007, we reached a settlement relating to an investigation of our ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (ITAR) pursuant to which we pled guilty to two violations, based on the export of defense articles without a license and the omission of material facts in required export reports. We were assessed a total of $50 in fines, forfeitures and penalties. We also entered into a Deferred Prosecution Agreement with the U.S. Government which deferred action regarding a third count of violations related to ITAR pending our implementation of a remedial action plan, including the appointment of an independent monitor. We were also assessed a deferred prosecution monetary penalty of $50 which is being reduced for monies spent, during the five-year period following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On April 12, 2011, the Department of Justice dismissed the deferred third count of the Deferred Prosecution Agreement. This dismissal terminates any further obligation of the Company under the Deferred Prosecution Agreement with the exception of our obligation to pay $50 as identified above. Management believes that this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 18
SEGMENT INFORMATION

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our three reportable segments are referred to as: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as the planned spinoff transaction, asbestos and environmental matters, that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

Defense – The businesses in this segment are those that directly serve the military and government agencies with products and services. Products include tactical communications equipment, electronic warfare and force protection equipment, radar systems, integrated structures equipment and imaging and sensor equipment, which include night vision goggles, as well as weather, location, surveillance and other related technologies. Services include air traffic management, information and cyber solutions, large-scale systems engineering and integration and defense technologies. The U.S. Government accounted for approximately 88% of Defense segment revenue during the first quarters of 2011 and 2010.

ITT CORPORATION AND SUBSIDIARIES

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

	Product	Service	Total	Product	Service	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Three Months Ended March 31	2011			2010
Defense	$683	$658	$1,341	$801	$592	$1,393
Fluid	945	47	992	768	31	799
Motion & Flow	428	2	430	386	2	388
Eliminations	(3)	—	(3)	(2)	—	(2)

Total	$2,053	$707	$2,760	$1,953	$625	$2,578

	Operating Income		Operating Margin

Three Months Ended March 31	2011	2010	2011	2010
Defense	$137	$141	10.2%	10.1%
Fluid	124	91	12.5%	11.4%
Motion & Flow	65	55	15.1%	14.2%
Corporate and Other	(138)	(42)	—	—

Total	$188	$245	6.8%	9.5%

			Plant, Property &		Capital		Depreciation &
	Total Assets		Equipment, Net		Expenditures		Amortization

Three Months Ended March 31	2011	2010(a)	2011	2010(a)	2011	2010	2011	2010
Defense	$4,239	$4,149	$426	$434	$12	$29	$33	$33
Fluid	4,339	4,055	521	518	21	11	34	20
Motion & Flow	1,438	1,372	237	230	9	9	14	13
Corporate and Other	2,710	2,862	23	23	5	3	3	2

Total	$12,726	$12,438	$1,207	$1,205	$47	$52	$84	$68

(a)	Amounts reflect balances as of December 31, 2010.

The operations from one of our subsidiaries reported within the Fluid segment as of December 31, 2010 were reclassified during the first quarter of 2011 and are now reported within the Motion & Flow segment. Prior periods presented in the tables above have been retrospectively adjusted to reflect this change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(In millions, except per share amounts, unless otherwise stated)

OVERVIEW

ITT Corporation (references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries) is a global multi-industry high-technology engineering and manufacturing organization. We generate revenue through the design, manufacture, and sale of a wide range of products that are engineered to deliver extraordinary solutions to meet life’s most essential needs — more livable environments, better protection and safety, and breakthrough communications that connect our world. Our products and services provide solutions in the following vital markets: global defense and security, water and fluids management, and motion and flow control. Our portfolio includes three core businesses focused on making a difference in our communities and the world. From climate change and water scarcity to population growth, infrastructure modernization, critical communications and security concerns, ITT is prepared to play a continuing role in developing sustainable solutions to pressing global problems.

Our business is reported in three segments: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). Our Defense segment is a major U.S. aerospace and defense contractor delivering advanced systems and providing technical and operational services. Our Fluid segment is a leading supplier of pumps and systems to transport and control water and other fluids. Our Motion and Flow segment is a manufacturer of highly engineered critical components, such as brake friction materials, electrical connectors and switch applications, used in multiple growth markets.

On January 12, 2011, the Company announced that its Board of Directors had unanimously approved a plan to separate the Company’s businesses into three independent, publicly traded companies (the Transformation). Under the Transformation plan, ITT would execute tax-free spinoffs to shareholders of its water-related businesses and its Defense segment. Following completion of the Transformation, ITT will continue to trade on the New York Stock Exchange as an industrial company that supplies highly engineered solutions in the aerospace, transportation, energy and industrial markets. Following the completion of the Transformation, ITT shareholders will own shares in all three corporations. The transaction is anticipated to be completed by the end of 2011.

Executive Summary

ITT reported revenue of $2.8 billion for the quarter ended March 31, 2011, an increase of 7.1% from $2.6 billion reported in 2010. Benefits from businesses acquired in 2010 and strengthening commercial markets drove revenue growth and exceeded declines from certain programs that support the U.S. Government Armed Services. Operating income for the first quarter of 2011 was $188, representing a $57 or 23.3% decline from the prior year, and reflected $85 of costs incurred associated with the planned spinoff transaction. Income generated from continuing operations during the first quarter was $126 and $144, or $0.67 and $0.78 per diluted share for 2011 and 2010, respectively.

Adjusted income from continuing operations was $182 for the first quarter of 2011, reflecting an increase of $28, or 18.2%, over the prior year adjusted amount. Our adjusted income from continuing operations for the first quarter of 2011 translated into $0.98 per diluted share as compared to $0.83 per diluted share from the first quarter of 2010. See the “Key Performance Indicators and Non-GAAP Measures,” section included within Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.

Additional highlights for the first quarter of 2011 include the following:

■	Significant efforts were undertaken in connection with ITT’s previously announced Transformation, targeted for completion during the fourth quarter of 2011. Costs incurred in connection with these efforts amounted to $85, including a $55 non-cash impairment charge and $30 in advisory and other costs.

■	Organic revenue increased 2.0% reflecting growth of 10.6% from the Motion & Flow segment and 8.4% from the Fluid segment, partially offset by a 4.0% decline from the Defense segment.

■	Orders in excess of $3 billion were received during the quarter, representing double-digit order growth at all segments and a 25.6% total increase over the prior year; potentially signifying an early stage of recovery for late-cycle businesses.

■	Results from our 2010 strategic acquisitions exceeded expectations with revenue of $115 and operating income of $19.

Further details related to these results are contained in the Results of Operations section.

2011 Outlook

Total revenue outlook for the full year of 2011 is projected to be $11.3 billion, representing a reduction from the previous outlook provided in the 2010 Annual Report due to uncertainly in the U.S. defense market, which is anticipated to be partially offset by revenue increases across the commercial businesses.

Defense segment revenue is projected to be approximately $5.4 to $5.6, representing a 6.7% decline to the mid-point of the range, in part due to persistently difficult budget conditions caused by the U.S. Congress’ Continuing Resolution. Operating margin for the Defense segment is projected to be approximately 12%. Fluid segment revenue is projected to grow approximately 15%, with organic revenue forecasted to grow 5.5%. Fluid segment operating margin is projected to be approximately 14%. Motion & Flow segment revenue is projected to grow approximately 10% and organic revenue growth for the business is projected at approximately 6.5%. Operating margin for the Motion & Flow segment is projected to be approximately 16%.

Our 2011 full-year adjusted earnings per share is projected to be in a range of $4.70 to $4.82, with the benefits from the anticipated strong operating performance of our commercial businesses, expected to outweigh the impact from the various Defense segment challenges.

To execute the Transformation, we expect major areas of spending to include debt refinancing, tax impacts, information technology investments to build out independent environments for the new companies, advisory fees, and other Transformation activities. Our current estimate of the after-tax cash impact of pre-spin activities associated with the Transformation, including those initiated during the first quarter, is expected to be approximately $500. In addition, we recorded a $55 non-cash impairment charge in the first quarter related to information system initiatives that were discontinued as a result of the Transformation. The Company may incur additional costs that are not currently estimable prior to completion of the Transformation.

In addition, the Company anticipates incurring material separation-related spending following the Transformation, primarily consisting of additional tax impacts, employee-related costs, continued information systems investments, and advisory fees.

Known Trends and Uncertainties

There has been no material change in the information concerning known trends and uncertainties as disclosed in our 2010 Annual Report on Form 10-K (2010 Annual Report).

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

■	“organic revenue” and “organic orders,” defined as revenue and orders, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period.

■	“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude items that may include, but are not limited to, unusual and infrequent non-operating items, transformation costs and non-operating tax settlements or adjustments related to prior periods. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance. The following table provides a reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, for the quarters ended March 31, 2011 and 2010.

	2011	2010
Income from continuing operations	$126	$144
Transformation costs, net of tax	62	—
Tax-related special items(a)	(6)	10

Adjusted income from continuing operations	$182	$154

Income from continuing operations per diluted share	$0.67	$0.78
Adjusted income from continuing operations per diluted share	$0.98	$0.83

(a)	The 2011 tax-related special items include $6 recorded to recognize tax credits associated with our operations in Poland. The 2010 tax-related special items primarily include a reduction of deferred tax assets associated with the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). See Note 6, “Income Taxes,” in the Notes to our Consolidated Condensed Financial Statements for further information.

■	“free cash flow” defined as net cash provided by operating activities, as reported in the Statement of Cash Flows, less capital expenditures and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt and interest payments. The following table provides a reconciliation of free cash flow for the quarters ended March 31, 2011 and 2010.

	2011	2010
Net cash provided by operating activities	$20	$67
Capital expenditures	(47)	(52)
Transformation cash payments	15	—

Free cash flow	$(12)	$15

DISCUSSION OF FINANCIAL RESULTS
Quarter Ended March 31

	2011	2010	Change
Revenue	$2,760	$2,578	7.1%
Gross profit	785	718	9.3%
Gross margin	28.4%	27.9%	50bp
Operating expenses	597	473	26.2%
Expense to revenue ratio	21.6%	18.3%	330bp
Operating income	188	245	(23.3)%
Operating margin	6.8%	9.5%	(270)bp
Interest and non-operating expenses, net	17	26	(34.6)%
Income tax expense	45	75	(40.0)%
Effective tax rate	26.3%	34.2%	790bp
Income from continuing operations	126	144	12.5%

REVENUE

Revenue for the first quarter 2011 increased $182 or 7.1%, primarily driven by growth from our acquisitions of Nova in March of 2010 and Godwin in August of 2010, as well as strength across the majority of our commercial businesses. The Fluid and Motion & Flow segment in total delivered approximately 19% growth within emerging markets. In addition, both segments benefited from positive results within most major end-markets, including public utilities and commercial building services, among others. Overall revenue growth was partially offset by the expected Defense segment reductions related to the single channel ground and airborne radio systems (SINCGARS) and jammer equipment, including Counter RCIED Electronic Warfare (CREW 2.1). The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to consolidated revenue during the first quarter of 2011.

	$ Change	% Change
2010 Revenue	$2,578
Organic growth	52	2.0%
Acquisitions	115	4.5%
Foreign currency translation	15	0.6%

Total change in revenue	182	7.1%

2011 Revenue	$2,760

The following table illustrates the first quarter 2011 and 2010 revenue of our business segments. See below for further discussion of year-over-year revenue activity at the segment level.

	2011	2010	Change
Defense	$1,341	$1,393	(3.7)%
Fluid	992	799	24.2%

Motion & Flow	430	388	10.8%
Eliminations	(3)	(2)	—

Total	$2,760	$2,578	7.1%

Defense & Information Solutions

Revenue generated within our Defense segment reflects both positive and negative results, as benefits from recent service contract awards were more than offset by revenue declines from surge-related equipment and program delays due to the U.S. Government’s continuing resolution. Under the continuing resolution, U.S. Government agencies, including the Department of Defense are precluded from starting new programmatic priorities or increasing production levels in ongoing procurement programs, unless they receive specific congressional authorization to reprogram funds.

The following table provides total revenue and year-over-year change by Defense segment division.

	2011	2010	Change
Electronic Systems	$392	$508	(22.8)%
Geospatial Systems	294	297	(1.0)%
Information Systems	660	594	11.1%
Eliminations	(5)	(6)	—

Defense segment revenue	$1,341	$1,393	(3.7)%

Revenue from the Information Systems division, our service-based business, increased 11.1% primarily due to receipt of significant facilities operations maintenance and support contracts during the second half of 2010. These contracts include the support of U.S. Armed Services in Kuwait and Afghanistan. The overall growth in service revenue was reduced by a decline in software engineering services related to our involvement in the Data & Analysis Center for Software (DACS) program.

Revenue from the Electronic Systems division, a product-based business, was significantly impacted by volume declines of CREW 2.1, special purpose jammers and domestic SINCGARS. The CREW 2.1 program has reached maturity and we do not expect significant sales to occur under this program going forward. However, during the first quarter of 2011 we received a significant award for CREW 3.3, the next generation of CREW technology. The extent by which CREW 3.3 will replace the CREW 2.1 program is an area of uncertainty.

Revenue from the Geospatial Systems division declined 1.0%, primarily due to lower space-based classified program activity and a reduction in the sales volume of international night vision, offset by growth in the commercial satellite and GPS portions of our business.

Orders received during the first quarter of 2011 increased by 26.2% or $306 to $1,474 primarily due to the exercise of an option year under the total army communications (TACS-WACAA) agreement as well as additional orders from contract modifications under the Kuwait Base Operations and Security Support Services (K-BOSSS) agreement and the Army Prepositioned Stock 5 (APS-5) Kuwait agreement. The overall increase in orders from these contracts was partially offset by a significant Integrated Defensive Electronic Countermeasures (IDECM) award received during the first quarter 2010, as well as funding delays on air traffic management contracts and a decline in U.S. and international SINCGARS.

Funded order backlog was $4.1 billion at March 31, 2011 and December 31, 2010. The level of order activity related to programs within the Defense segment can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

The Fluid segment generated first quarter revenue of $992, reflecting growth of $193 or 24.2%, including growth from acquisitions of $112 or 14.0%. The benefit provided by Godwin, a third quarter 2010 acquisition reported within the Water & Wastewater division, exceeded our initial expectations, driven by increasing dewatering demands in the oil and gas markets. The following table provides total organic revenue and year-over-year organic revenue growth by division, reconciling to total segment revenue.

			Organic
	2011	2010	Growth
Water & Wastewater	$428	$377	13.5%
Residential & Commercial Water	293	267	9.7%
Industrial Process	166	172	(3.5)%
Eliminations	(21)	(17)	—

Fluid organic revenue	866	799	8.4%

Impact from acquisitions	112	—
Impact from foreign currency	14	—

Fluid segment revenue	$992	$799

Revenue from our Water & Wastewater division grew 46.2% in total, including $111 from 2010 acquisitions and $12 from foreign currency translation adjustments. Organic revenue growth of 13.5% was mainly provided by treatment and transport project activity in the public utilities market and stronger global dewatering.

Revenue from our Residential & Commercial Water division grew 10.1% in total, including minimal impacts from foreign currency translation adjustments. Organic revenue growth of 9.7% was provided by strength in all of our primary markets, including commercial and residential building services, light industry and agriculture/irrigation equipment from strong order activity experienced in the fourth quarter of 2010.

Revenue from our Industrial Process division declined 2.3% in total, as strength in the various industrial transport markets, including chemical and pulp/paper for baseline equipment was offset by strong prior year results in the transport project business within the Europe, Middle East and Africa (EMEA) region.

Orders received during the first quarter of 2011 increased by 27.3% or $243 to $1,132, including growth of $120 from acquisitions. The Industrial Process division generated order growth of 22.2% due to improved project business tied to emerging market growth and higher baseline business. The Water & Wastewater division, which benefited from acquisitions, generated organic order growth of 13.8%, primarily due to public utilities transport and treatment equipment.

Motion & Flow Control

The Motion & Flow segment generated revenue of $430 during the first quarter of 2011, reflecting growth of 10.8% over the prior year, driven by positive results at each Motion & Flow segment division. The following table provides total revenue and year-over-year change by Motion & Flow segment division.

	2011	2010	Change
Motion Technologies	$184	$169	8.9%
Interconnect Solutions	108	98	10.2%
Control Technologies	78	66	18.2%
Flow Control	61	56	8.9%
Eliminations	(1)	(1)	—

Motion & Flow segment revenue	$430	$388	10.8%

Revenue from our Motion Technologies division grew 8.9%, driven by growing emerging market rail equipment activity and strong aftermarket brake pad demand, as well as a growing share in the automotive original equipment market, as compared to strong first quarter 2010 results that benefited from a restocking of automotive equipment driven by past European stimulus programs.

Revenue from our Interconnect Solutions division grew 10.2%, driven primarily by market share gains in the aerospace market and increasing demand for smart-phones that incorporate our universal connector technology. Strong performance in emerging markets within the oil and gas and rail markets also contributed to year-over-year growth.

Revenue from our Control Technologies division grew 18.2%, led by aerospace-related aftermarket products and the production of high-speed luxury trains in China.

Revenue from our Flow Control division grew 8.9%, primarily driven by growth of marine and general industrial-related products.

GROSS PROFIT

Gross profit for the first quarter 2011 was $785, representing a $67 increase, or 9.3% from 2010, primarily driven by our 2010 acquisitions which contributed approximately $58. Total organic revenue growth of $52 and net savings from cost reduction initiatives were offset by an unfavorable change in Defense segment product sales mix and increasing commodity costs. The following table illustrates the first quarter 2011 and 2010 gross profit results of our segments, including gross margin results.

	2011	2010	Change
Defense	$279	$307	(9.1)%
Fluid	372	287	29.6%
Motion & Flow	134	124	8.1%

Total gross profit	$785	$718	9.3%
Gross margin:
Consolidated	28.4%	27.9%	50	bp
Defense	20.8%	22.0%	(120	)bp
Fluid	37.5%	35.9%	160	bp
Motion & Flow	31.2%	32.0%	(80	)bp

OPERATING EXPENSES

Operating expenses increased 26.2% during the first quarter of 2011 to $597, primarily attributable to costs of $85 recognized related to the Transformation. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	2011	2010	Change
Selling, general and administrative expenses	$430	$378	13.8%
Research and development expenses	61	63	(3.2)%
Transformation costs	85	—	(a )
Asbestos-related costs, net	16	15	6.7%
Restructuring and asset impairment charges, net	5	17	(70.6)%

Total operating expenses	$597	$473	26.2%
By Segment:
Defense	$142	$166	(14.5)%
Fluid	248	196	26.5%
Motion & Flow	69	69	—
Corporate & Other	138	42	228.6%

(a)	Not meaningful

Selling, General & Administrative Expenses (SG&A)

SG&A expenses incurred within our Fluid segment increased $50 or 28.9% during the first quarter of 2011, primarily reflecting additional costs of $34 related to our newly acquired Nova and Godwin business. SG&A expenses increased $16 or 4.2% excluding the impact of these businesses primarily due to increased sales and marketing costs driven by the segment’s increase in revenue.

SG&A expenses incurred within our Defense segment decreased $7 or 5.7% during the first quarter of 2011, primarily due to a reduction in intangible asset amortization expense and selling costs.

SG&A expenses incurred within our Motion and Flow segment were relatively flat.

Corporate and other SG&A expenses increased $10 or 34.8% during the first quarter of 2011, primarily due additional information technology costs of $6.

Research and Development Expenses (R&D)

R&D spending was relatively flat year-over-year. R&D spending within our Defense segment decreased by $9 or 29.8% compared to 2010, related to the completion of certain R&D projects for integrated electronic warfare systems and other radio frequency technologies. R&D spending increased within our Fluid segment by $5 or 29.3%, primarily due to our 2010 acquisition of Nova.

Transformation Costs

During the first quarter of 2011, we recognized expenses of $85 related to the planned Transformation. The components of transformation costs incurred during the first quarter of 2011 are presented below.

Transformation Costs:
Asset impairments	$55
Advisory fees	22
Other costs	8

Total transformation costs	$85

To execute the Transformation, we expect major areas of spending to include debt refinancing, tax impacts, information technology investments to build out independent environments for the new companies, advisory fees, and other Transformation activities. Our current estimate of the after-tax cash impact of pre-spin activities associated with the Transformation, including those initiated during the first quarter, is expected to be approximately $500. In addition, we recorded a $55 non-cash impairment charge in the first quarter related to information system initiatives that were discontinued as a result of the Transformation. The Company may incur additional costs that are not currently estimable prior to completion of the Transformation.

In addition, the Company anticipates incurring material separation-related spending following the Transformation, primarily consisting of additional tax impacts, employee-related costs, continued information systems investments, and advisory fees.

Asbestos-Related Costs, Net

During the first quarter of 2011, we recognized net asbestos related costs of $16, reflecting an increase of $1 over the same period in the prior year. As part of our annual asbestos measurement process, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated. The net asbestos-related costs primarily reflect the recognition of incremental asbestos liabilities and related asbestos assets to maintain our rolling 10-year projection of unasserted claims.

The net asbestos expense is primarily recorded within Corporate and Other; however, an additional net asbestos expense of $3 is associated with businesses that were disposed of a number of years ago, and is reported within discontinued operations in our Consolidated Condensed Financial Statements. See Note 17, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.

Restructuring and Asset Impairment Charges, Net

During the first quarter of 2011, we recognized net restructuring charges of $5 associated with headcount reductions within our Defense segment. During the first quarter 2010, we recognized restructuring costs of $17 related to an initiative to realign our Defense segment. This action was substantially complete as of December 31, 2010. See Note 5, “Restructuring and Asset Impairment Charges,” in the Notes to the Consolidated Condensed Financial Statements for additional information.

OPERATING INCOME

We generated operating income of $188 during 2011, a $57 or 23.3% decrease from the prior year, primarily reflecting costs of $85 associated with the Transformation partially offset by operational productivity. Operating margin decreased to 6.8% for 2011, a year-over-year decline of 270 basis points, including a 310 basis point impact from spinoff-related costs. The following table illustrates the 2011 and 2010 operating income results of our segments, including operating margin results.

	2011	2010	Change
Defense	$137	$141	(2.8)%
Fluid	124	91	36.3%
Motion & Flow	65	55	18.2%

Segment operating income	326	287	13.6%
Corporate and Other	(138)	(42)	228.6%

Total operating income	$188	$245	(23.3)%
Operating margin:
Consolidated	6.8%	9.5%	(270	)bp
Defense	10.2%	10.1%	10	bp
Fluid	12.5%	11.4%	110	bp
Motion & Flow	15.1%	14.2%	90	bp

Defense & Information Solutions

Operating income at the Defense segment was $137 for the first quarter of 2011, representing a $4 or 2.8% decline, as compared to the same prior year period. Volume reductions combined with unfavorable sales mix provided a net unfavorable impact of approximately $63. These top-line drivers were partially offset by an $8 reduction in 2011 restructuring costs, as well as by $13 of incremental 2011 savings generated by the 2010 actions. The Defense segment also benefited from incremental net savings from various other cost reduction initiatives as well as lower R&D and amortization expenses. The impacts from the items mentioned above resulted in a relatively flat operating margin of 10.2% for the first quarter of 2011.

Fluid Technology

Operating income at the Fluid segment was $124 for the first quarter of 2011, representing a $33 or 36.3% increase, as compared to the same prior year period. Operational productivity, including year-over-year revenue growth, as well as savings from restructuring actions and other cost savings initiatives, such as Value-Based Six Sigma and global strategic sourcing, were partially offset by rising commodity and labor costs. These items combined to provide approximately $23 of benefit to operating income and a 170 basis point improvement to operating margin.

Operating income was also favorably impacted by a $4 reduction in 2011 restructuring costs, reflecting a 40 basis point improvement to operating margin. Increased investment spending of approximately $3 during 2011 resulted in a 30 basis point decline to operating margin.

The 2010 acquisitions of Nova and Godwin provided benefits of approximately $18 to operating income, and favorably impacted operating margin by 40 basis points. In addition, unfavorable foreign currency fluctuations and additional postretirement benefit costs resulted in an approximate 110 basis point decline.

Motion & Flow Control

Operating income at the Motion & Flow segment was $65 for the first quarter of 2011, representing a $10 or 18.2% increase, as compared to the same prior year period. Operational productivity, including year-over-year revenue growth, as well as savings from restructuring actions and other cost savings initiatives, such as Value-Based Six Sigma and global strategic sourcing were partially offset by rising commodity and labor costs, provided approximately $10 of benefit to operating income and a 90 basis point improvement to operating margin.

Corporate and Other

Corporate expenses of $138 incurred during the first quarter of 2011, increased $96 or 228.6%, as compared to the same prior year period, primarily attributable to $85 of costs incurred in connection with the Transformation. The increase in corporate expenses was also impacted by an increase in costs incurred in connection with an information technology initiative, the development of which was discontinued during the first quarter of 2011.

INTEREST AND NON-OPERATING EXPENSES, NET

	2011	2010	Change
Interest expense	$27	$25	0.8%
Interest income	3	3	—
Miscellaneous (income) expense, net	(7)	4	(275.0)%

Total interest and non-operating expenses, net	$17	$26	(34.6)%

Interest expense increased by $2 during the first quarter of 2011, as reduced interest and amortization on long-term debt instruments was offset by tax-related interest and additional bank commitment fees. The fluctuation in net miscellaneous income/expense is due to a $9 gain from the sale of securities.

INCOME TAX EXPENSE

For the quarter ended March 31, 2011 we recorded an income tax expense of $45, compared to $75 for the comparable prior year period, reflecting an effective tax rate of 26.3% and 34.2%, respectively. The decrease in income tax expense was primarily attributable to a tax benefit of $23 from separation-related costs related to the planned Transformation. The effective tax rate for the first quarter of 2010 was unfavorably impacted by a discrete income tax charge of $12 associated with the ratification of the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). Effective January 1, 2013, the Healthcare Reform Act eliminates the tax deduction for benefits related to subsidies received for prescription drug benefits provided under retiree healthcare benefit plans that were determined to be actuarially equivalent to Medicare Part D.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

Loss from discontinued operations, net of tax, of $2 during the first quarter of 2011, reflects asbestos-related expense associated with a business we disposed of a number of years ago. Income from discontinued operations, net of tax, of $2 during the first quarter of 2010 primarily reflects the results of CAS, Inc., a component of our Defense segment, sold on September 8, 2010.

LIQUIDITY

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

Our cash is predominantly held by our foreign subsidiaries in currencies where we have operations. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and may continue to transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Our credit ratings as of March 31, 2011 are as follows:

	Short-	Long-
	Term	Term
Rating Agency	Ratings	Ratings
Standard & Poor’s	A–2	BBB+
Moody’s Investors Service	P–2	Baa1
Fitch Ratings	F2	A−

Subsequent to our January 2011 announced plan to separate ITT into three publicly traded entities, our short-and long-term credit ratings were modified as follows:

■	Standard & Poor’s — “CreditWatch Negative”

■	Moody’s Investor Service — “Under review for possible downgrade”

■	Fitch Ratings — “Ratings Watch Evolving”

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash provided by or used in operating, investing and financing activities for the three months ended March 31.

	2011	2010
Operating Activities	$20	$67
Investing Activities	(32)	(441)
Financing Activities	8	76
Foreign Exchange	46	(48)

Total net cash flow from continuing operations	$42	$(346)

Net cash provided by operating activities was $20 for the first quarter of 2011, representing a decrease of $47 from the comparable prior year period. The favorable segment operating income results during the first quarter of 2011 drove positive cash generation growth that was offset by an unfavorable change in working capital balances due to additional inventory purchases within the Fluid and Defense segments and an increase in accounts receivable from the U.S. Government. The increase in Fluid segment inventory primarily relates to second quarter 2011 sales growth expectations. The increase in Defense segment inventory primarily relates to the replenishment of inventory levels for various programs. Cash provided by operations during the quarter was also impacted by the $15 spent in connection with the Transformation, additional contributions of $9 to our postretirement benefit plans and a $7 increase in asbestos payments, net of recoveries.

Net cash used in investing activities decreased by $409 in 2011 as compared to 2010, related to the purchase of Nova Analytics in March 2010.

Net cash provided by financing activities decreased by $68 in 2011 as compared to 2010, primarily related to a reduction in short-term borrowing, partially offset by additional cash inflow of $23 related to proceeds from the exercise of employee stock options.

Our average daily outstanding commercial paper balance for the quarter ended March 2011 was $99 and the maximum outstanding commercial paper balance during the quarter was $135. As of March 31, 2011, we had $70 of outstanding commercial paper.

Funding of Postretirement Plans

Funding requirements under IRS rules are a major consideration in making contributions to our U.S. postretirement benefit plans. With respect to U.S. qualified postretirement benefit plans, we intend to contribute annually not less than the minimum required by applicable law and regulations.

While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. We currently do not believe mandatory contributions will be required to our U.S. Salaried Retirement Plan during 2011. However, we contributed $11 to our other postretirement benefit plans and do anticipate making further contributions in the range of $80 to $100 during the remainder of 2011.

The funded status at the end of 2011 and future required contributions will depend primarily on the actual return on assets during the year and the discount rate used to measure the benefit obligation at the end of the year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

CRITICAL ACCOUNTING ESTIMATES

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the 2010 Annual Report describes the critical accounting estimates used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in ITT’s critical accounting estimates during the first quarter of 2011.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the Act). These forward-looking statements include, but are not limited to, statements about the separation of the Company into three independent publically-traded companies, the terms and the effect of the separation, the nature and impact of such a separation, capitalization of the companies, future strategic plans and other statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include, but are not limited to:

■	Economic, political and social conditions in the countries in which we conduct our businesses;

■	Changes in U.S. or international government defense budgets;

■	Decline in consumer spending;

■	Sales and revenue mix and pricing levels;

■	Availability of adequate labor, commodities, supplies and raw materials;

■	Interest and foreign currency exchange rate fluctuations and changes in local government regulations;

■	Competition, industry capacity and production rates;

■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;

■	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;

■	Changes in the value of goodwill or intangible assets;

■	Our ability to achieve stated synergies or cost savings from acquisitions or divestitures;

■	The number of personal injury claims filed against the company or the degree of liability;

■	Uncertainties with respect to our estimation of asbestos liability exposures, third party recoveries and net cash flows;

■	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;

■	Government regulations and compliance therewith, including compliance with and costs associated with new Dodd-Frank legislation;

■	Changes in technology;

■	Intellectual property matters;

■	Governmental investigations;

■	Potential future postretirement benefit plan contributions and other employment and pension matters;

■	Contingencies related to actual or alleged environmental contamination, claims and concerns;

■	Changes in generally accepted accounting principles; and

■	Other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our other filings with the Securities and Exchange Commission.

■	In addition, there are risks and uncertainties relating to the planned tax-free spinoffs of our Water and Defense businesses, including the timing and certainty of the completion of those transactions, whether those transactions will result in any tax liability, the operational and financial profile of ITT or any of its businesses after giving effect to the spinoff transactions and the ability of each business to operate as an independent entity. The guidance for full-year 2011 is based on the Company’s current structure and does not give effect to the separation of our water and defense businesses into newly independent public companies.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2010 Annual Report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITT Corporation and its subsidiaries from time to time are involved in legal proceedings, the majority of which are incidental to the operation of their businesses. Some of these proceedings allege damages relating to personal injury claims, environmental liabilities, intellectual property matters, copyright infringement, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. See information provided below and Note 17, “Commitments and Contingencies,” in the Notes to Consolidated Condensed Financial Statements for further information.

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

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next ten years is not reasonably estimable due to a number of factors. As of March 31, 2011, we recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,689, including expected legal fees, and an associated asset of $1,036, which represents estimated recoveries from insurers and other responsible parties, resulting in a net asbestos exposure of $653.

ITEM 1A. RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2010 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			TOTAL	MAXIMUM
			NUMBER	DOLLAR
			OF SHARES	VALUE OF
			PURCHASED AS	SHARES THAT
			PART OF	MAY YET BE
	TOTAL	AVERAGE	PUBLICLY	PURCHASED
	NUMBER	PRICE	ANNOUNCED	UNDER THE
(IN MILLIONS)	OF SHARES	PAID	PLANS OR	PLANS OR
PERIOD	PURCHASED	PER SHARE(1)	PROGRAMS(2)	PROGRAMS(2)
1/1/11 - 1/31/11	—	—	—	$ 569
2/1/11 - 2/28/11	—	—	—	$ 569
3/1/11 - 3/31/11	0.1	$ 56.30	—	$ 569

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of March 31, 2011, we had repurchased 7.1 million shares for $431, including commission fees, under the $1 billion share repurchase program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, repay debt, pay dividends, execute strategic acquisitions, and repurchase common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Mine Safety Disclosure

Pursuant to the reporting requirements under Section 1503(a) of the Dodd-Frank Act, the Company is providing the following information: one facility owned and operated by ITT Water and Wastewater Leopold, Inc. is regulated by the Federal Mine Health and Safety Act (MSHA). This facility is a coal processing facility located in Watsontown, Pennsylvania. In December 2010, the Watsontown facility was inspected by the MSHA and was issued a minor citation. Corrective actions have been taken and this citation has been terminated by the MSHA inspector.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

May 2, 2011

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION	LOCATION
(10.01)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Band A Employees)	Filed herewith.
(10.02)	*	ITT Corporation Form of Non-Qualified Stock Option Agreement (Non-Band A Employees)	Filed herewith.
(10.03)	*	ITT Corporation Form of Restricted Stock Award Agreement	Filed herewith.
(10.04)	*	ITT Corporation Form TSR Award Agreement	Filed herewith.
(31.1)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(101)		The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.