Form 10-Q
period 2011-06-30
ITT Corp
filed 2011-08-01
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of July 20, 2011, there were outstanding 185.3 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Six Months
FOR THE PERIODS ENDED JUNE 30	2011	2010	2011	2010
Product revenue	$2,149	$2,128	$4,201	$4,082
Service revenue	875	611	1,583	1,235

Total revenue	3,024	2,739	5,784	5,317

Costs of product revenue	1,398	1,421	2,750	2,728
Costs of service revenue	786	537	1,409	1,090

Total costs of revenue	2,184	1,958	4,159	3,818

Gross profit	840	781	1,625	1,499
Selling, general and administrative expenses	429	375	859	753
Research and development expenses	70	60	131	123
Transformation costs	62	—	147	—
Asbestos-related costs, net	16	12	32	27
Restructuring and asset impairment charges, net	3	10	8	27

Operating income	260	324	448	569
Interest and non-operating expenses, net	12	19	29	45

Income from continuing operations before income tax expense	248	305	419	524
Income tax expense	80	79	125	154

Income from continuing operations	168	226	294	370
(Loss) income from discontinued operations, including tax benefit of $0, $7, $1 and $5, respectively	—	12	(2)	14

Net income	$168	$238	$292	$384

Earnings Per Share:
Basic:
Continuing operations	$0.91	$1.23	$1.59	$2.01
Discontinued operations	—	0.06	(0.01)	0.08

Net income	$0.91	$1.29	$1.58	$2.09
Diluted:
Continuing operations	$0.90	$1.22	$1.58	$2.00
Discontinued operations	—	0.06	(0.02)	0.07

Net income	$0.90	$1.28	$1.56	$2.07
Weighted average common shares – basic	185.3	184.0	185.1	183.6
Weighted average common shares – diluted	186.8	185.5	186.6	185.2
Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.50

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months		Six Months
FOR THE PERIODS ENDED JUNE 30	2011	2010	2011	2010
Net income	$168	$238	$292	$384
Other comprehensive income (loss):
Net foreign currency translation adjustment	57	(120)	175	(211)
Net change in postretirement benefit plans, net of tax benefit of $13, $8, $24 and $18, respectively	18	16	39	31
Net change in unrealized gains on investment securities, net of tax expense (benefit) of $3, $(1), $6 and $1, respectively	(4)	(1)	(11)	2

Other comprehensive income (loss)	71	(105)	203	(178)

Total comprehensive income	$239	$133	$495	$206

Disclosure of reclassification adjustment:
Net change in postretirement benefit plans, net of tax:
Amortization of prior service costs, net of tax benefit of less than $1 for all periods presented	$—	$—	$1	$1
Amortization of net actuarial loss, net of tax benefit of $13, $8, $24 and $18, respectively	18	16	38	30

Net change in postretirement benefit plans, net of tax	$18	$16	$39	$31

Net change in unrealized gains on investment securities, net of tax:
Unrealized (losses) gains arising during period, net of tax benefit (expense) of $0, $1, $0 and $(1), respectively	$—	$(1)	$(1)	$2
Gains realized during the period, net of tax expense of $3, $0, $6 and $0, respectively	(4)	—	(10)	—

Net change in unrealized gains on investment securities, net of tax	$(4)	$(1)	$(11)	$2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,160	$1,032
Receivables, net	2,200	1,944
Inventories, net	980	856
Other current assets	678	562

Total current assets	5,018	4,394

Plant, property and equipment, net	1,242	1,205
Goodwill	4,340	4,277
Other intangible assets, net	741	766
Asbestos-related assets	923	930
Other non-current assets	836	866

Total non-current assets	8,082	8,044

Total assets	$13,100	$12,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,115	$1,020
Accrued and other current liabilities	1,714	1,714
Short-term borrowings and current maturities of long-term debt	131	11

Total current liabilities	2,960	2,745

Postretirement benefits	1,740	1,733
Long-term debt	1,297	1,354
Asbestos-related liabilities	1,576	1,559
Other non-current liabilities	551	542

Total non-current liabilities	5,164	5,188

Total liabilities	8,124	7,933

Shareholders’ Equity:
Common stock:
Authorized – 500.0 shares, $1 par value per share (207.0 shares issued) Outstanding – 185.2 shares and 184.0 shares, respectively(a)	184	183
Retained earnings	5,676	5,409
Total accumulated other comprehensive loss	(884)	(1,087)

Total shareholders’ equity	4,976	4,505

Total liabilities and shareholders’ equity	$13,100	$12,438

(a)	Shares outstanding include unvested restricted common stock of 0.9 and 1.0 at June 30, 2011 and December 31, 2010, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

FOR THE SIX MONTHS ENDED JUNE 30	2011	2010
Operating Activities
Net income	$292	$384
Less: (Loss) income from discontinued operations	(2)	14

Income from continuing operations	294	370
Non-cash adjustments to income from continuing operations:
Depreciation and amortization	172	140
Stock-based compensation	15	16
Non-cash transformation costs	55	—
Changes in assets and liabilities (net of acquisitions):
Change in receivables	(215)	(121)
Change in inventories	(99)	2
Change in accounts payable	112	23
Other, net	(130)	(74)

Net Cash – Operating activities	204	356

Investing Activities
Capital expenditures	(123)	(106)
Acquisitions, net of cash acquired	(1)	(401)
Other, net	25	3

Net Cash – Investing activities	(99)	(504)

Financing Activities
Short-term debt, net	64	34
Long-term debt repaid	—	(70)
Issuance of common stock	41	14
Dividends paid	(138)	(130)
Other, net	(10)	4

Net Cash – Financing activities	(43)	(148)

Exchange rate effects on cash and cash equivalents	67	(85)
Net cash from discontinued operations	(1)	9

Net change in cash and cash equivalents	128	(372)
Cash and cash equivalents – beginning of year	1,032	1,216

Cash and Cash Equivalents – End of Period	$1,160	$844

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$42	$42
Income taxes (net of refunds received)	$153	$190

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of cash flows.

ITT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS AND SHARE AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

NOTE 1
BASIS OF PRESENTATION

ITT Corporation is a global multi-industry leader in high-technology engineering and manufacturing, operating through three segments: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment) and Motion & Flow Control (Motion & Flow segment). Unless the context otherwise indicates, references herein to “ITT,” “the Company,” and such words as “we,” “us,” and “our” include ITT Corporation and its subsidiaries.

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

NOTE 2
COMPANY TRANSFORMATION

On January 12, 2011, the Company announced that its Board of Directors had unanimously approved a plan to separate the Company’s businesses into three independent, publicly traded companies (the Transformation). Under the Transformation, ITT expects to execute tax-free spinoffs to shareholders of its water-related businesses and its Defense segment. The water-related business will include the Water & Wastewater division, including its analytical instrumentation component, and the Residential & Commercial Water division, as well as the Flow Control division that is currently reported within the Motion & Flow segment. The Industrial Process division, which is currently reported within the Fluid segment, will continue to operate as a division of ITT. After completion of the Transformation, ITT shareholders will own shares in all three corporations. Following the Transformation, ITT will continue to trade on the New York Stock Exchange as an industrial company that supplies highly engineered solutions in the aerospace, transportation, energy and industrial markets. The Transformation is anticipated to be completed by the end of 2011.

In conjunction with the Transformation, the initial Registration Statements were filed with the Securities and Exchange Commission on July 11, 2011. As a result of the Transformation, we will reorganize to a new management and segment reporting structure. As part of these organizational changes, we will assess new reporting units and perform valuations to determine the assignment of goodwill to the new reporting units based on their relative fair values. We will also test the recoverability of goodwill based on the new reporting units.

During the three and six month periods ended June 30, 2011, we recognized pre-tax expenses of $62 and $147, respectively, related to the Transformation. The components of transformation costs incurred during these periods are presented below.

	Three	Six
For the Periods Ended June 30, 2011	Months	Months
Transformation Costs:
Non-cash asset impairment	$—	$55
Advisory fees	22	43
IT costs	21	22
Employee retention	8	11
Other costs	11	16

Transformation costs in operating income	62	147
Tax-related separation costs	14	14

Total transformation costs before tax benefit	76	161
Income tax benefit	(30)	(52)

Total transformation costs, net of tax impact	$46	$109

The $55 million non-cash impairment charge relates to a decision to discontinue development of an information technology consolidation initiative. These costs have not been included in segment operating results. The table included below provides a rollforward of the Transformation-related accrual for the six months ended June 30, 2011.

Transformation accrual – 12/31	$2
Charges for actions during the period	147
Cash payments	(61)
Asset impairment	(55)

Transformation accrual – 6/30	$33

To execute the Transformation, we expect major areas of spending to include debt refinancing, tax impacts, information technology investments to build out independent environments for the new companies, advisory fees, and other Transformation activities. Our current estimate of the after-tax cash impact of pre-spin activities associated with the Transformation, including those initiated during the first six months of 2011, is expected to be approximately $500. In addition, as noted above, we recorded a $55 non-cash impairment charge during the first six months of 2011. The Company may incur additional cash and non-cash costs that are not currently estimable prior to completion of the Transformation.

In addition, the Company anticipates incurring material separation-related spending following the Transformation, primarily consisting of additional tax impacts, employee-related costs, continued information systems investments, and advisory fees.

NOTE 3
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued additional guidance applicable to the testing of goodwill for potential impairment. Specifically, for reporting units with zero or negative carrying amounts, an entity is required to perform the second step of the goodwill impairment test (a comparison between the carrying amount of a reporting unit’s goodwill to its implied fair value) if it is more likely than not that a goodwill impairment exists, considering any adverse qualitative factors. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As of the date of our most recent goodwill impairment test, none of our reporting units would have been affected by the application of this guidance as each reporting unit had a carrying amount that exceeded zero.

In April 2010, the FASB issued authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. On January 1, 2011, we adopted the new guidance on a prospective basis. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In October 2009, the FASB issued amended guidance on the accounting for revenue arrangements that contain multiple elements by eliminating the criteria that objective and reliable evidence of fair value for undelivered products or services needs to exist in order to be able to account separately for deliverables and eliminating the use of the residual method of allocating arrangement consideration. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted.

We adopted the new multiple element guidance effective January 1, 2011 for new arrangements entered into or arrangements materially modified on or after that date on a prospective basis. In connection with the adoption of the revised multiple element arrangement guidance, we revised our revenue recognition accounting policies. For multiple deliverable arrangements entered into or materially modified on or after January 1, 2011, we recognize revenue for a delivered element based on the relative selling price if the deliverable has stand-alone value to the customer and, in arrangements that include a general right of return relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available.

The deliverables in our arrangements with multiple elements include various products and may include related services, such as installation and start-up services. For multiple element arrangements entered into or materially modified after adoption of the revised multiple element arrangement guidance, we allocate arrangement consideration based on the relative selling prices of the separate units of accounting determined in accordance with the hierarchy described above. For deliverables that are sold separately, we establish VSOE based on the price when the deliverable is sold separately. We establish TPE, generally for services, based on prices similarly situated customers pay for similar services from third party vendors. For those deliverables for which we are unable to establish VSOE or TPE, we estimate the selling price considering various factors including market and pricing trends, geography, product customization, and profit objectives. Revenue allocated to products and services is generally recognized as the products are delivered and the services are performed, provided all other revenue recognition criteria have been satisfied. The adoption of the new multiple element guidance did not result in a material change in either the units of accounting or the pattern or timing of revenue recognition. Additionally, the adoption of the revised multiple element arrangement guidance did not have a material impact on our financial condition, results of operations or cash flows.

In October 2009, the FASB amended the accounting requirements for software revenue recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of the software revenue recognition literature. The amendments align the accounting for these revenue transaction types with the amendments described for multiple element arrangements above. We adopted the provisions of this guidance for new or materially modified arrangements entered into on or after January 1, 2011 on a prospective basis. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011 and early application is prohibited. We will adopt these amendments on January 1, 2012; however, the requirements are not expected to have a material effect on the Company’s Consolidated Condensed Financial Statements.

NOTE 4
ACQUISITIONS & DIVESTITURES

Acquisitions

We did not engage in any significant acquisitions during the first six months of 2011.

During the first six months of 2010, we spent $401 on acquisitions, net of cash acquired. The substantial majority of the aggregate purchase price pertained to the acquisition of Nova Analytics Corporation (Nova) on March 23, 2010 for $385 which broadened our Fluid segment’s portfolio of analytical instrumentation tools.

Additionally, in the third quarter of 2010, we completed the acquisitions of Godwin Pumps of America, Inc. and Godwin Holdings Limited (collectively referred to as Godwin) for $580, which expanded our Fluid segment’s presence within the dewatering market in the United States.

The results of operations and cash flows from our 2010 acquisitions have been included in our Consolidated Condensed Financial Statements prospectively from their date of acquisition. Pro forma results of operations for acquisitions completed in 2010 have not been presented because the assets, liabilities and results of operations for each business are not considered material to our Consolidated Condensed Financial Statements, either individually or in the aggregate.

Divestitures

We did not engage in any significant divestitures during the first six months of 2011 or 2010.

On September 8, 2010 we completed the sale of CAS, Inc. (CAS), a component of our Defense segment that was engaged in systems engineering and technical assistance for the U.S. Government. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of CAS, nor do we expect significant continuing cash flows from CAS. Accordingly, the financial position, results of operations and cash flows from CAS are reported as a discontinued operation. During the three and six months ended June 30, 2010, CAS provided third-party revenue of $57 and $114, and operating income of $5 and $9, respectively, included within discontinued operations.

NOTE 5
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the three and six months ended June 30, 2011, we recognized restructuring and asset impairment charges of $9 and $14, respectively, primarily relating to various reduction in force initiatives within our Defense segment.

During the three and six months ended June 30, 2010, we recognized restructuring charges of $10 and $36, respectively, primarily related to a strategic realignment of our Defense segment to enable better product portfolio integration, encourage a more coordinated market approach and provide reductions in overhead costs. The Defense segment was renamed ITT Defense & Information Solutions and the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. This initiative was substantially completed during 2010.

The table provided below summarizes the presentation of restructuring and asset impairment charges within our Consolidated Condensed Income Statements for the three and six month periods ended June 30, 2011 and 2010.

	Three Months		Six Months
For the Periods Ended June 30	2011	2010	2011	2010
Restructuring costs presented in costs of revenue	$6	$—	$6	$9
Restructuring costs presented in operating expenses	2	10	7	27
Asset impairment	1	—	1	—

Total restructuring and asset impairment costs	$9	$10	$14	$36

NOTE 6
INCOME TAXES

Effective Tax Rate

Our quarterly income tax expense is measured using an estimated annual effective tax rate, adjusted for discrete items within the period. The comparison of effective tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences. The estimated annual effective tax rate for 2011 and 2010 was comparable before the impact of discrete items.

Income tax expense for the three months ended June 30, 2011 and 2010 was $80 and $79, respectively, resulting in effective tax rates of 32.3% and 25.9%, respectively. The 2011 effective tax rate was increased by approximately 1.0% for costs related to the Transformation and approximately 2.0% for recognition of an adjustment for a prior year transaction. The second quarter 2010 effective tax rate was reduced by approximately 3.0% related to the closure of a tax examination.

Income tax expense for the six months ended June 30, 2011 and 2010 was $125 and $154, respectively, resulting in effective tax rates of 29.8% and 29.4%, respectively. The 2011 effective tax rate was increased by 1.0% for costs related to the Transformation. The second quarter 2010 effective tax rate was increased by 2.2% due the impact of the Medicare Part D subsidy reversal and reduced by 1.8% related to the closure of a tax examination.

Uncertain Tax Positions

As of June 30, 2011 and December 31, 2010, we had $182 and $192, respectively, of total unrecognized tax benefits recorded. The amount of unrecognized tax benefits that would affect the effective tax rate was $92 and $90 at June 30, 2011 and December 31, 2010, respectively. Uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We believe it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2011 could decrease by $8 within the next 12 months due to the reversal of a temporary difference.

NOTE 7
EARNINGS PER SHARE

The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations for the three and six month periods ended June 30, 2011 and 2010.

	Three Months		Six Months
For the Periods Ended June 30	2011	2010	2011	2010
Income from continuing operations	$168	$226	$294	$370

Weighted average common shares outstanding	184.1	182.3	183.8	182.0
Add: Weighted average restricted stock awards outstanding(a)	1.2	1.7	1.3	1.6

Basic weighted average common shares outstanding	185.3	184.0	185.1	183.6
Add: Dilutive impact of stock options	1.5	1.5	1.5	1.6

Diluted weighted average common shares outstanding	186.8	185.5	186.6	185.2
Basic earnings per share from continuing operations	$0.91	$1.23	$1.59	$2.01
Diluted earnings per share from continuing operations	$0.90	$1.22	$1.58	$2.00

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010 because they were anti-dilutive.

	Three Months		Six Months
For the Periods Ended June 30	2011	2010	2011	2010
Anti-dilutive stock options	1.6	2.2	1.4	2.0
Average exercise price	$56.74	$54.40	$56.55	$54.50

NOTE 8
RECEIVABLES, NET

	June 30,
	2011	December 31, 2010
Trade accounts receivable	$1,644	$1,579
Unbilled contract receivables	559	367
Other	45	47

Receivables, gross	2,248	1,993
Allowance for doubtful accounts	(44)	(42)
Allowance for cash discounts	(4)	(7)

Receivables, net	$2,200	$1,944

Unbilled contract receivables represent revenue recognized on construction-type or production-type contracts that arise based on performance attainment which, by contract, though appropriately recognized, cannot be billed to the customer as of the balance sheet date. We expect to bill and collect substantially all of the June 30, 2011 unbilled contract receivables during the next twelve months as billing milestones are completed or units are delivered.

Our outstanding accounts receivable balance, including both trade and unbilled contract receivables from the U.S. Government, was $928 and $806 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 9
INVENTORIES, NET

	June 30,
	2011	December 31, 2010
Finished goods	$239	$231
Work in process	125	88
Raw materials	389	317

Total product inventory	753	636
Production costs of contracts in process	305	296
Less – progress payments	(78)	(76)

Production costs of contracts in process, net	227	220

Inventories, net	$980	$856

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	June 30,
	2011	December 31, 2010
Current deferred income taxes	$292	$280
Asbestos-related current assets	105	105
Other	281	177

Other current assets	$678	$562

Deferred income tax	$540	$554
Other employee benefit-related assets	110	106
Capitalized software costs	75	118
Other	111	88

Other non-current assets	$836	$866

As of June 30, 2011, we have classified $22 of assets as held for sale which are presented within the “Other” category within other current assets. As described in Note 2, “Company Transformation,” during the first quarter of 2011 we discontinued the development of an information technology consolidation initiative and recorded a capitalized software impairment charge of $55.

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	June 30,
	2011	December 31, 2010
Land and improvements	$61	$59
Buildings and improvements	711	642
Machinery and equipment	1,936	1,809
Equipment held for lease or rental	149	132
Furniture, fixtures and office equipment	243	231
Construction work in progress	133	160
Other	39	29

Plant, property and equipment, gross	3,272	3,062
Less – accumulated depreciation	(2,030)	(1,857)

Plant, property and equipment, net	$1,242	$1,205

Depreciation expense of $60 and $116 was recognized in the three and six month periods ended June 30, 2011, respectively, and $44 and $88 for the three and six month periods ended June 30, 2010, respectively.

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table provides a rollforward of the carrying amount of goodwill for the six months ended June 30, 2011 by segment.

			MOTION &
	DEFENSE	FLUID	FLOW	TOTAL
Goodwill — 12/31	$2,156	$1,634	$487	$4,277
Foreign currency	—	55	7	62
Other	(2)	—	3	1

Goodwill — 6/30	$2,154	$1,689	$497	$4,340

Other Intangible Assets, Net

	JUNE 30, 2011			DECEMBER 31, 2010
	GROSS			GROSS
	CARRYING	ACCUMULATED	NET	CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	INTANGIBLES	AMOUNT	AMORTIZATION	INTANGIBLES
Customer and distributor relationships	$873	$(351)	$522	$855	$(312)	$543
Proprietary technology	111	(41)	70	109	(35)	74
Trademarks	37	(12)	25	35	(10)	25
Patents and other	30	(20)	10	32	(18)	14
Indefinite-lived intangibles	114	—	114	110	—	110

Other Intangible Assets	$1,165	$(424)	$741	$1,141	$(375)	$766

Amortization expense related to finite-lived intangible assets for the three and six month periods ended June 30, 2011 and 2010 was $22, $44, $22 and $42, respectively. Estimated amortization expense for the remaining six months of 2011 and each of the five succeeding years is as follows:

Remaining 2011	$45
2012	76
2013	62
2014	56
2015	52
2016	49

Total	$340

NOTE 13
ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	June 30,
	2011	December 31, 2010
Compensation and other employee-benefits	$637	$625
Customer advances and deferred revenue	480	478
Asbestos-related liability	116	117
Other accrued liabilities	481	494

Accrued and other current liabilities	$1,714	$1,714

Deferred income taxes and other tax-related accruals	$192	$179
Environmental	127	128
Compensation and other employee-related benefits	131	117
Product liability, guarantees and other legal matters	35	52
Other	66	66

Other non-current liabilities	$551	$542

During the first quarter of 2011, we corrected the presentation of amounts in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2010, related to customer advances and deferred revenue by reclassifying $452 from accounts payable to accrued and other current liabilities. This reclassification had no impact on amounts reported in the 2010 Annual Report’s Consolidated Income Statements or net cash from operating activities within the Consolidated Statements of Cash Flows.

NOTE 14
DEBT

	June 30,
	2011	December 31, 2010
Commercial paper	$51	$—
Short-term loans	14	1
Current maturities of long-term debt and other	66	10

Short-term borrowings and current maturities of long-term debt	131	11

Non-current maturities of long-term debt	1,257	1,257
Non-current capital leases	3	60
Deferred gain on interest rate swaps	44	45
Unamortized discounts and debt issuance costs	(7)	(8)

Long-term debt	1,297	1,354

Total debt	$1,428	$1,365

The fair value of total debt, excluding the deferred gain on interest rate swaps, was $1,559 and $1,483 as of June 30, 2011 and December 31, 2010, respectively. Fair value was primarily determined using quoted prices in active markets for the identical security obtained from an external pricing service.

During the second quarter of 2011, we notified the lessor of our intent to terminate a sale leaseback agreement entered into in 2004 by repurchasing the leased property. The repurchase is expected to occur in the third quarter of 2011. Accordingly, we reclassified $56 of capital lease obligations to current maturities of long-term debt in the table above.

NOTE 15
POSTRETIREMENT BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for pension plans, disaggregated by U.S. and international plans, and other employee-related benefit plans for the three and six month periods ended June 30, 2011 and 2010.

	2011					2010
			Total	Other				Total	Other
Three Months Ended June 30	U.S.	Int’l	Pension	Benefits	Total	U.S.	Int’l	Pension	Benefits	Total
Net periodic benefit cost:
Service cost	$29	$4	$33	$1	$34	$27	$4	$31	$2	$33
Interest cost	74	8	82	10	92	77	7	84	10	94
Expected return on plan assets	(102)	(7)	(109)	(6)	(115)	(104)	(6)	(110)	(5)	(115)
Amortization of net actuarial loss	27	1	28	3	31	20	1	21	3	24
Amortization of prior service cost	1	—	1	—	1	1	—	1	(1)	—

Net periodic benefit cost (income)	29	6	35	8	43	21	6	27	9	36

	2011					2010
			Total	Other				Total	Other
Six Months Ended June 30	U.S.	Int’l	Pension	Benefits	Total	U.S.	Int’l	Pension	Benefits	Total
Net periodic benefit cost:
Service cost	$58	$8	$66	$3	$69	$54	$8	$62	$4	$66
Interest cost	149	16	165	20	185	153	14	167	20	187
Expected return on plan assets	(205)	(13)	(218)	(12)	(230)	(207)	(12)	(219)	(11)	(230)
Amortization of net actuarial loss	54	2	56	6	62	41	1	42	6	48
Amortization of prior service cost	2	—	2	(1)	1	2	—	2	(1)	1

Net periodic benefit cost (income)	58	13	71	16	87	43	11	54	18	72

We contributed approximately $28 and $6 to our various plans during the six months ended June 30, 2011 and 2010, respectively. Additional contributions ranging between $65 and $85 are expected during the remainder of 2011.

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION

Our long-term incentive awards program (LTIP) comprises three components: non-qualified stock options (NQOs), restricted stock (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation. LTIP employee compensation costs are primarily recorded within Selling, General and Administrative (SG&A) expenses, and are reduced by an estimated forfeiture rate. The following table provides the impact of these costs in our consolidated condensed results of operations for the three and six month periods ended June 30, 2011 and 2010.

	Three Months		Six Months
For the Periods Ended June 30	2011	2010	2011	2010
Compensation costs on equity-based awards	$7	$8	$15	$16
Compensation costs on liability-based awards	2	(3)	4	—

Total compensation costs, pre-tax	$9	$5	$19	$16

Future tax benefit	$3	$2	$6	$5

At June 30, 2011, there was $64 of unrecognized compensation cost related to non-vested NQOs and RS. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years. Unrecognized compensation cost of $14 is projected to be incurred under the TSR based on performance measurements as of June 30, 2011. The TSR unamortized expense is expected to be recognized over a weighted average period of 2.3 years. Actual performance measurements in future periods may differ from current estimates and positively or negatively impact the TSR compensation cost recognized, as well as create volatility between periods.

Year-to-Date 2011 LTIP Activity

The majority of our LTIP activity occurs during the first quarter of each year. On March 3, 2011, we granted the 2011 LTIP awards. The grants comprised 0.7 NQOs, 0.5 units of RS and 10.8 TSR units with respective grant date fair values of $14.86, $57.68 and $1.00, respectively. The NQOs vest either on the completion of a three-year service period or annually in three equal installments, as determined by employee level, and have a ten-year expiration period. RS and TSR units vest on the completion of a three-year service period.

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

The fair value of TSR units is measured on a quarterly basis and corresponds to ITT’s total shareholder return as compared to the total shareholder return of other industrial companies within the S&P 500 composite, subject to a multiplier which includes a 200% maximum and 0% minimum payout. The relative performance ranking calculated is adjusted to reflect expected volatility over the remaining term of the award using a Monte Carlo simulation.

During the first six months of 2011, 1.0 stock options were exercised resulting in proceeds of $41. Restrictions on 0.3 shares of RS lapsed during the first six months of 2011 resulting in the issuance of 0.2 shares from our treasury account. Typically, during the first quarter of each year, cash payments are made to settle TSR awards that vested on December 31st of the preceding year. However, no payments were made during the first quarter of 2011 as the TSR performance metric for the 2008 to 2010 performance period was less than the minimum stipulated in the TSR Award Agreement. During the first quarter of 2010, payments totaling $18 were made to settle the vested 2007 TSR award.

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

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, as well as our current reserves and insurance coverage, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations, or financial condition, unless otherwise noted below.

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

Activity related to open claims filed against ITT in various state and federal courts alleging injury as a result of exposure to asbestos during the six-month period was as follows:

2011(a)
Pending claims – 12/31	103,575
New claims	2,829
Settlements	(731)
Dismissals	(1,357)

Pending claims – 6/30	104,316

(a)	In September 2010, ITT executed an amended cost-sharing agreement related to a business we disposed of a number of years ago. The amended agreement provides for a sharing of costs for claims resolved between 2010 and 2019 naming ITT or the entity which acquired the disposed business. Claim activity associated with the amended cost-sharing agreement for claims that were not filed against ITT are excluded from the table above.

Frequently, plaintiffs are unable to identify any ITT or Goulds product as a source of asbestos exposure. In addition, in a large majority of claims pending against the Company, plaintiffs are unable to demonstrate any injury. Many of those claims have been placed on inactive dockets (including 39,680 claims in Mississippi). Our experience to date is that a substantial portion of resolved claims have been dismissed without payment by the Company. As a result, management believes that a large majority of the pending claims have little or no settlement value.

In the third quarter of each year, we conduct a detailed study with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets. Additionally, we periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected. As part of our ongoing review of our net asbestos exposure, each quarter we assess the most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimates were based.

Results of Operations

The table provided below summarizes the net asbestos charge for the three and six month periods ended June 30, 2011 and 2010.

	Three Months		Six Months
	2011	2010	2011	2010
Continuing operations	$16	$12	$32	$27
Discontinued operations	—	—	3	1

Total	$16	$12	$35	$28

Changes in Financial Position

The Company’s estimated asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending and unasserted asbestos claims estimated to be filed in the next 10 years was $664 and $641 as of June 30, 2011 and December 31, 2010, respectively. The following table provides a rollforward of the estimated total asbestos liability and related assets for the six months ended June 30, 2011.

	Liability	Asset	Net
Balance — 12/31	$1,676	$1,035	$641
Changes in estimate during the period:
Continuing operations	42	10	32
Discontinued operations	14	11	3
Net cash activity	(40)	(28)	(12)

Balance — 6/30	$1,692	$1,028	$664

The total asbestos liability as of June 30, 2011 and December 31, 2010 include $116 and $117 presented within accrued liabilities, respectively and related assets of $105 presented within other current assets for both periods.

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

Other Matters

The Company is involved in coverage litigation with various insurers seeking recovery of costs incurred in connection with certain environmental and product liabilities. In a suit filed in 1991, ITT Corporation, et al. v. Pacific Indemnity Corporation et al, Sup. Ct., Los Angeles County, we are seeking recovery of costs related to environmental losses. Discovery, procedural matters, changes in California law, and various appeals have prolonged this case. For several years, the case was on appeal before the California Court of Appeals from a decision by the California Superior Court dismissing certain claims made by ITT. The case is now before the Superior Court, which has scheduled several trials on dispositive issues for early 2012.

On February 13, 2003, we commenced an action, Cannon Electric, Inc. v. Affiliated FM Ins. Co., Sup. Ct., Los Angeles County, seeking recovery of costs related to asbestos product liability losses described above. During this coverage litigation, we entered into coverage-in-place settlement agreements with ACE, Wausau and Utica Mutual dated April 2004, September 2004, and February 2007, respectively. These agreements provide specific coverage for the Company’s legacy asbestos liabilities. A trial on several insurers coverage obligations for Goulds Pumps, Inc., is scheduled for November 2011. We continue to negotiate coverage in place agreements with other insurers. Where those negotiations are not productive, we will request that a trial be scheduled.

On March 27, 2007, we reached a settlement relating to an investigation of our ITT Night Vision Division’s compliance with the International Traffic in Arms Regulations (ITAR) pursuant to which we pled guilty to two violations, based on the export of defense articles without a license and the omission of material facts in required export reports. We were assessed a total of $50 in fines, forfeitures and penalties. We also entered into a Deferred Prosecution Agreement with the U.S. Government which deferred action regarding a third count of violations related to ITAR pending our implementation of a remedial action plan, including the appointment of an independent monitor. We were also assessed a deferred prosecution monetary penalty of $50 which is being reduced for monies spent, during the five-year period following the date of the Plea Agreement, to accelerate and further the development and fielding of advanced night vision technology. On April 12, 2011, the Department of Justice dismissed the deferred third count of the Deferred Prosecution Agreement. This dismissal terminates any further obligation of the Company under the Deferred Prosecution Agreement with the exception of our obligation to pay $50 as identified above. Management believes that this matter will not have a material adverse effect on our consolidated condensed financial position, results of operations or cash flows.

NOTE 18
GUARANTEES

We have a number of guarantees outstanding at June 30, 2011, the substantial majority of which pertain to our performance under long-term sales contracts. We did not have any recorded loss contingencies under these performance guarantees as of June 30, 2011 or December 31, 2010 as the likelihood of nonperformance by ITT or ITT’s subsidiaries is considered remote. We also have certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on the financial position, results of operations or cash flows on a consolidated basis.

In December 2007, we entered into a sale leaseback agreement for our corporate aircraft, with the aircraft leased to ITT under a five-year operating lease and provided a residual value guarantee to the lessor for the future value of the aircraft. During the second quarter of 2011, we purchased the aircraft from the lessor for $50, the price stated in the sale leaseback agreement, and as such the sale leaseback agreement and the associated residual value guarantee were terminated. In connection with this transaction we settled the previously recorded $22 loss and recognized an additional charge of $3, presented within SG&A expenses.

NOTE 19
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

Defense – The businesses in this segment are those that directly serve the military and government agencies with products and services. Products include tactical communications equipment, electronic warfare and force protection equipment, radar systems, integrated structures equipment and imaging and sensor equipment, which include night vision goggles, as well as weather, location, surveillance and other related technologies. Services include air traffic management, information and cyber solutions, large-scale systems engineering and integration and defense technologies. The U.S. Government accounted for approximately 88% of Defense segment revenue during the three and six month periods ended June 30, 2011 and 2010.

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

Three Months Ended June 30	2011 – Revenue			2010 – Revenue
	Product	Service	Total	Product	Service	Total
Defense	$682	$821	$1,503	$925	$578	$1,503
Fluid	1,056	52	1,108	846	31	877
Motion & Flow	412	2	414	360	2	362
Eliminations	(1)	—	(1)	(3)	—	(3)

Total	$2,149	$875	$3,024	$2,128	$611	$2,739

Six Months Ended June 30	2011 – Revenue			2010 – Revenue
	Product	Service	Total	Product	Service	Total
Defense	$1,365	$1,479	$2,844	$1,727	$1,169	$2,896
Fluid	2,000	100	2,100	1,614	62	1,676
Motion & Flow	840	4	844	747	4	751
Eliminations	(4)	—	(4)	(6)	—	(6)

Total	$4,201	$1,583	$5,784	$4,082	$1,235	$5,317

	Operating Income				Operating Margin
For the Periods Ended June 30	3M 2011	3M 2010	6M 2011	6M 2010	3M 2011	3M 2010	6M 2011	6M 2010
Defense	$142	$194	$278	$335	9.4%	12.9%	9.8%	11.6%
Fluid	161	130	286	221	14.5%	14.8%	13.6%	13.2%
Motion & Flow	57	42	122	97	13.8%	11.6%	14.5%	12.9%
Corporate and Other	(100)	(42)	(238)	(84)	—	—	—	—

Total	$260	$324	$448	$569	8.6%	11.8%	7.7%	10.7%

			Plant, Property &		Capital		Depreciation &
	Total Assets		Equipment, Net		Expenditures		Amortization
Six Months Ended June 30	2011	2010(a)	2011	2010(a)	2011	2010	2011	2010
Defense	$4,308	$4,149	$447	$434	$35	$51	$68	$65
Fluid	4,449	4,055	527	518	54	29	72	42
Motion & Flow	1,473	1,372	241	230	19	19	27	27
Corporate and Other	2,870	2,862	27	23	15	7	5	6

Total	$13,100	$12,438	$1,242	$1,205	$123	$106	$172	$140

(a)	Amounts reflect balances as of December 31, 2010.

The operations from one of our subsidiaries reported within the Fluid segment as of December 31, 2010 was reclassified during the first quarter of 2011 and is now reported within the Motion & Flow segment. Prior periods presented in the tables above have been retrospectively adjusted to reflect this change.

NOTE 20
SUBSEQUENT EVENTS

On July 5, 2011, we entered into a definitive agreement to acquire YSI Incorporated (YSI) for an aggregate purchase price of $310. YSI is a leading developer and manufacturer of sensors, instruments, software, and data collection platforms for environmental water monitoring. YSI reported 2010 global revenues of $101 and employs 390 people at several facilities in the United States, Europe and Asia. The transaction is expected to close in the third quarter of 2011, pending customary closing conditions and approval of YSI’s shareholders.

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

On January 12, 2011, the Company announced that its Board of Directors had unanimously approved a plan to separate the Company’s businesses into three independent, publicly traded companies (the Transformation). Under the Transformation plan, ITT would execute tax-free spinoffs to shareholders of its water-related businesses and its Defense segment. Following completion of the Transformation, ITT will continue to trade on the New York Stock Exchange as an industrial company that supplies highly engineered solutions in the aerospace, transportation, energy and industrial markets. Following the completion of the Transformation, ITT shareholders will own shares in all three corporations. The transaction is anticipated to be completed by the end of 2011. As a result of the Transformation, we will reorganize to a new management and segment reporting structure.

Executive Summary

ITT reported revenue of $3.0 billion for the quarter ended June 30, 2011, an increase of 10.4% compared to the corresponding 2010 period, led by significant growth from defense operational services and our commercial-based businesses, including benefits from Godwin Pumps of America, Inc. and Godwin Holdings Limited (collectively referred to as Godwin), a third quarter 2010 acquisition. Operating income for the second quarter of 2011 was $260, reflecting a decline of $64 or 19.8% from the prior year. These results include costs of $62 incurred to execute the planned Transformation of ITT, primarily relating to advisory fees and information technology costs. Operating income growth of $46 from our commercial-based businesses was offset by a decline of $52 at our Defense segment. Income generated from continuing operations during the second quarter of 2011 was $168 or $0.90 per diluted share, compared to $226 or $1.22 per diluted share during the corresponding 2010 period.

Adjusted income from continuing operations was $220 for the second quarter of 2011, reflecting an increase of $9, or 4.3%, over the prior year adjusted amount. Our adjusted income from continuing operations for the second quarter of 2011 translated into $1.18 per diluted share as compared to $1.14 per diluted share from the second quarter of 2010. See the “Key Performance Indicators and Non-GAAP Measures,” section included within Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.

Additional highlights for the second quarter of 2011 include the following:

■	Positive Fluid and Motion & Flow segment results, including 25% revenue growth in emerging markets and total organic revenue growth of $104, or 8.4%, over the corresponding prior year period.

■	Revenue results within the Defense segment were flat year-over-year as revenue growth from operational services of $241, or 65.5%, was offset by declines in sales of surge-related equipment. Operating margin declined 350 basis points due to the change in revenue composition.

■	Orders of approximately $2.7 billion were received during the quarter, representing double-digit growth at all segments and a 30.8% total increase over the prior year.

■	Significant efforts were undertaken in connection with ITT’s previously announced Transformation, targeted for completion during the fourth quarter of 2011, including the filing of initial Registration Statements with the Securities and Exchange Commission on July 11, 2011.

Further details related to the quarter and year-to-date results are contained in the Results of Operations section.

2011 Outlook

Total revenue outlook for the full year of 2011 is projected to be $11.5 billion, representing an increase of approximately $200 from our outlook provided in the Quarterly Report on Form 10-Q for the period ended March 31, 2011. This increase in projected revenue is due to recent defense operational service contract wins and strength within the Fluid segment.

Defense segment revenue is projected to be approximately $5.6 to $5.7 billion, representing an increase from the first quarter 2011 outlook, but a 4% decline to the mid-point of the range as compared to prior year results. This decline is due, in part, to reduced demand for equipment utilized to the support operations in Iraq and Afghanistan, partially offset by the recent defense operational service contract wins. The higher concentration of service revenue is in line with longer term revenue mix expectations and will unfavorably impact gross margin percentages. Fluid segment revenue is projected to grow approximately 17%, with organic revenue forecasted to grow 6%. Motion & Flow segment revenue is projected to grow approximately 10% and organic revenue growth for the business is projected at approximately 6.5%.

Our 2011 full-year adjusted earnings per share is projected to be in a range of $4.70 to $4.82, with the benefits from the anticipated strong operating performance of our commercial-based businesses expected to outweigh the impact of challenging conditions facing the Defense segment.

To execute the Transformation, we expect major areas of spending to include debt refinancing, tax impacts, information technology investments to build out independent environments for the new companies, advisory fees, and other Transformation activities. Our current estimate of the after-tax cash impact of pre-spin activities associated with the Transformation, including those initiated during the first six months of 2011, is expected to be approximately $500. In addition, we recorded a $55 non-cash asset impairment charge in the first quarter related to information system initiatives that were discontinued as a result of the Transformation. The Company may incur additional costs that are not currently estimable prior to completion of the Transformation.

In addition, the Company anticipates incurring material separation-related spending following the Transformation, primarily consisting of additional tax impacts, employee-related costs, continued information systems investments, and advisory fees.

Known Trends and Uncertainties

The following represents an update of trends and uncertainties from those included in our 2010 Annual Report on Form 10-K which could have a significant impact on our results of operations, financial position and/or cash flows:

■	The U.S. continues to face a complex and changing national security environment, and domestic economic challenges, such as unemployment, federal budget deficits and the growing national debt. Significant uncertainties exist due to the competing priorities to modernize and expand U.S. security capabilities and the efforts to reduce overall government spending, as evidenced by President Obama’s recent framework to reduce $4 trillion in deficit spending, including $400 billion in savings from “Security Spending” over the next twelve years. In addition, the DoD has announced several efficiency initiatives, projecting they will generate $100 billion in savings, as well as plans to reduce defense spending from its prior plans by $78 billion over the next five fiscal years. Although reductions to certain programs in which we participate or for which we expect to compete are always possible, we believe that spending on recapitalization, modernization and maintenance of defense and homeland security assets will continue to be a national priority. Based on the FY 2012 DoD budget submitted to Congress by President Obama, we believe that the U.S. Government will continue to place a high priority on the future challenges of modernization and transformation of forces and capabilities. Examples include intelligence, surveillance and reconnaissance, network communications, cyber warfare and security, unmanned aircraft and integrated logistics support. Our portfolio of defense solutions, which covers a broad range of air, sea and ground platforms and applications, aligns with the priorities outlined by the DoD.

The known trends and uncertainties information provided above and in our 2010 Annual Report on Form 10-K does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified in Item 1A of our 2010 Annual Report on Form 10-K and our disclosure under the caption “Forward-Looking Statements and Cautionary Statements” at the end of this section.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, income from continuing operations per diluted share or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■	“organic revenue” and “organic orders,” defined as revenue and orders, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period.

■	“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude items that may include, but are not limited to, unusual and infrequent non-operating items, such as transformation costs and non-operating tax settlements or adjustments related to prior periods. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance. The following table provides a reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, for the three and six months ended June 30, 2011 and 2010.

	Three Months		Six Months
	2011	2010	2011	2010
Income from continuing operations	$168	$226	$294	$370
Transformation costs, net of tax	46	—	109	—
Tax-related special items(a)	6	(15)	(1)	(5)

Adjusted income from continuing operations	$220	$211	$402	$365

Income from continuing operations per diluted share	$0.90	$1.22	$1.58	$2.00
Adjusted income from continuing operations per diluted share	$1.18	$1.14	$2.15	$1.97

(a)	The 2011 tax-related special items include discrete tax adjustments of $6 recorded during the three months ended June 30, 2011 primarily related to an adjustment for a prior year transaction offset by the recognition of $6 of tax credits associated with our operations in Poland during the six months ended June 30, 2011. The 2010 tax-related special items primarily include the reversal of previously unrecognized tax benefits due to the completion of a tax audit during the second quarter of 2010 and a reduction of deferred tax assets associated with the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). See Note 6, “Income Taxes,” in the Notes to our Consolidated Condensed Financial Statements for further information.

■	“free cash flow” defined as net cash provided by operating activities, as reported in the Statement of Cash Flows, less capital expenditures and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow for the six-month periods ended June 30, 2011 and 2010.

	2011	2010
Net cash provided by operating activities	$204	$356
Capital expenditures(a)	(112)	(106)
Transformation cash payments	61	—

Free cash flow	$153	$250

(a)	Capital expenditures represents capital expenditures as reported in the Statement of Cash Flows, less capital expenditures associated with the Transformation of $11 and $0 for the six-month periods ended June 30, 2011 and 2010, respectively.

DISCUSSION OF FINANCIAL RESULTS
Three and Six Months Ended June 30

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change		2011	2010	Change
Revenue	$3,024	$2,739	10.4%		$5,784	$5,317	8.8%
Gross profit	840	781	7.6%		1,625	1,499	8.4%
Gross margin	27.8%	28.5%	(70	)bp	28.1%	28.2%	(10	)bp
Operating expenses	580	457	26.9%		1,177	930	26.6%
Expense to revenue ratio	19.2%	16.7%	250	bp	20.3%	17.5%	280	bp
Operating income	260	324	(19.8)%		448	569	(21.3)%
Operating margin	8.6%	11.8%	(320	)bp	7.7%	10.7%	(300	)bp
Interest and non-operating expenses, net	12	19	(36.8)%		29	45	(35.6)%
Income tax expense	80	79	1.3%		125	154	(18.8)%
Effective tax rate	32.3%	25.9%	640	bp	29.8%	29.4%	40	bp
Income from continuing operations	$168	$226	(25.7)%		$294	$370	(20.5)%

REVENUE

Revenue for the three and six months ended June 30, 2011 increased $285, or 10.4%, and $467, or 8.8%, respectively. The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to consolidated revenue for the three and six month periods ended June 30, 2011.

	Three Months		Six Months
	$ Change	% Change	$ Change	% Change
2010 Revenue	$2,739		$5,317
Organic growth	101	3.7%	154	2.9%
Acquisitions	90	3.3%	204	3.8%
Foreign currency translation	94	3.4%	109	2.1%

Total change in revenue	285	10.4%	467	8.8%

2011 Revenue	$3,024		$5,784

Revenue from acquisitions of $90 and $204 for the three and six months ended June 30, 2011, respectively primarily relates to our purchase of Godwin in August of 2010. The six month revenue from acquisitions figure also includes approximately three months of activity from our Nova Analytics Corporation (Nova) acquisition in March of 2010. The results from both acquisitions are reported within our Fluid segment. The following table illustrates the three and six month 2011 and 2010 revenue of our business segments, which is followed by a discussion of revenue results at the segment level.

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Defense	$1,503	$1,503	—	$2,844	$2,896	(1.8)%
Fluid	1,108	877	26.3%	2,100	1,676	25.3%

Motion & Flow	414	362	14.4%	844	751	12.4%
Eliminations	(1)	(3)	—	(4)	(6)	—

Total	$3,024	$2,739	10.4%	$5,784	$5,317	8.8%

Defense & Information Solutions

Revenue generated within our Defense segment reflects both positive and negative results, as benefits from recent service contract awards were offset by revenue declines from surge-related equipment. The higher concentration of service revenue reflected in the 2011 year-to-date results are in line with longer term expectations for revenue mix.

The following table provides total revenue and year-over-year change by Defense segment division for the three and six months ended June 30, 2011 and comparable prior year periods.

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Information Systems	$828	$580	42.8%	$1,489	$1,175	26.7%
Electronic Systems	384	630	(39.0)%	776	1,138	(31.8)%
Geospatial Systems	299	298	0.3%	594	595	(0.2)%
Eliminations	(8)	(5)	—	(15)	(12)	—

Defense segment revenue	$1,503	$1,503	—	$2,844	$2,896	(1.8)%

Revenue from the Information Systems division, our service-based business, increased $248 and $314 for the three and six months ended June 30, 2011, respectively, primarily due to new contract wins on K-BOSSS (Kuwait Base Operations and Security Support Services) and surge-related efforts for support of the U.S. Armed Services in Kuwait and Afghanistan. K-BOSSS provided revenue of $135 and $197 in the quarter and year-to-date periods, respectively, while the APS-5 Kuwait and Afghanistan efforts provided $168 and $245, respectively. The increase in revenue was partially offset by lower sales on the GMASS (Global Maintenance and Supply Services) contract of approximately $52 and $121 for the quarter and year-to-date periods, respectively.

Revenue from the Electronic Systems division, a product-based business, decreased $246 and $362 for the three and six months ended June 30, 2011, respectively, primarily due to volume declines in CREW 2.1 (Counter RCIED Electronic Warfare) and Special Jammer products of approximately $128 and $186, respectively, and SINCGARS (Single Channel Ground and Airborne Radio Systems) platforms of approximately $65 and $96, respectively. All three of the programs mentioned benefited from the urgent and compelling needs in past years; however sales volumes began receding in 2009 due to reduced U.S. troop deployment and programmatic timing. The CREW 2.1 program has reached maturity and we do not expect significant sales to occur under this program going forward.

Revenue from the Geospatial Systems division was relatively consistent for both the three and six month periods, as increased revenue of $15 and $35 from the GPS-III (Global Positioning System III Space Segment) and OCX (Next Generation GPS Control Segment) programs, respectively offset declines of $5 and $33, respectively, relating to other classified programs.

Orders received during the second quarter of 2011 increased by 48.0% or $368 to $1,135 and increased 34.8% or $674 to 2,609 during the six months ended June 30, 2011. The increase in funding awards was observed across all divisions with the Army Prepositioned Stock 5 (APS-5) Kuwait, K-BOSSS and SCNS service contracts and a combination of international and domestic night vision goggle awards being the largest contributors. The overall increase was also supported by favorable comparisons in the air traffic management businesses which more than offset a decline in order input within the counter IED product line and SINCGARS.

On June 30, 2011, total backlog was $11.9 billion compared to $11.5 at the end of 2010. The increase relates to key contract wins for TAC-SWACAA (Total Army Communications Southwest Asia, Central Asia and Africa), APS-5, GPS III EMD (Engineering, Manufacturing and Design), and electronic warfare systems on the Special Operations Aircraft (SOA) contract, partially offset by lower order input for Night Vision goggles under Omni-7 contract and SINCGARS. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer), which represents firm orders and potential options on multi-year contracts, excluding protested awards and potential orders under indefinite delivery/indefinite quantity (IDIQ) contracts. Backlog is converted into sales as work is performed or deliveries are made. The level of order activity related to Defense programs can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

Revenue generated with the Fluid segment reflects organic growth across each division and includes the benefit provided by Godwin, a third quarter 2010 acquisition. The quarter and year-to-date revenue generated by Godwin, a dewatering business reported within the Water & Wastewater division, exceeded internal expectations, driven by increasing dewatering demands in the oil and gas markets. The following table provides total organic revenue by division for the three months and six months ended June 30, 2011.

	Three Months Ended June 30			Six Months Ended June 30
			Organic			Organic
	2011	2010	Growth	2011	2010	Growth
Water & Wastewater	$467	$444	5.2%	$896	$820	9.3%
Residential & Commercial Water	312	286	9.1%	606	553	9.6%
Industrial Process	195	167	16.8%	360	340	5.9%
Eliminations	(19)	(20)	—	(40)	(37)	—

Fluid organic revenue	955	877	8.9%	1,822	1,676	8.7%

Impact from acquisitions	87	—		198	—
Impact from foreign currency	66	—		80	—

Fluid segment revenue	$1,108	$877	26.3%	$2,100	$1,676	25.3%

Revenue from the Water & Wastewater division grew $158, or 35.6%, during the second quarter, including benefits of $85 from acquisitions and $50 from foreign currency translation adjustments. Organic revenue growth of 5.2% generated during the second quarter was driven by increased sales volume of transport equipment to the public utilities and industrial markets within the United States, and was partially offset by overall volume declines in Southern Europe, as well as the Middle East and North African regions. Revenue for the year-to-date period grew $333, or 40.6%, including benefits of $195 from acquisitions and $62 from foreign currency translation adjustments. Organic revenue growth of 9.3% for the year-to-date period was provided by increased treatment and transport project activity within the public utilities market, in addition to the second quarter drivers noted above.

Revenue from the Residential & Commercial Water division grew $41, or 14.3% in total during the second quarter and $68, or 12.3% during the first six months of 2011, which included a $15 benefit from foreign currency translation adjustments for both periods. The organic revenue growth of 9.1% and 9.6%, for the three and six months ended June 30, 2011, was provided primarily by increased volume to the commercial building services, light industrial and agriculture markets and pricing adjustments. A portion of the growth within the commercial building services market was derived from new products such as e-SV, a high-efficiency vertical multi-stage pump.

Revenue from the Industrial Process division grew $34, or 20.4% in total during the second quarter and $29, or 8.5% during the first six months of 2011. These results include the fulfillment of a $22 oil and gas equipment order to a new South American customer during second quarter of 2011 and reflect a general increase in baseline equipment volume. The year-to-date revenue growth was slightly offset by a first quarter year-over-year decline in transport project business within the EMEA (Europe, Middle East and Africa) region.

Orders received during the second quarter of 2011 increased by $220, or 23.5%, including benefits of $95 from acquisitions and $70 from foreign currency translation adjustments. The Industrial Process division generated order growth of $46, or 25.6%, due to higher baseline business and improved project business tied to emerging market growth as oil and commodity prices drove quote and order activity. These positive order results were partially offset by a decline in EMEA region order rates due to project delays and competitive activity. The Residential & Commercial Water division generated order growth of $40 or 14.2%, including $14 from favorable foreign currency translation, primarily due to increasing activity within commercial markets.

Motion & Flow Control

Revenue growth for the three and six months ended June 30, 2011 was primarily driven by increased sales volume of friction and aerospace-related products, although growth was experienced across the majority of our business and markets. The following table provides total revenue by division for the three months and six months ended June 30, 2011 and comparable prior year periods.

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Motion Technologies	$147	$134	9.7%	$331	$303	9.2%
Interconnect Solutions	104	102	2.0%	212	200	6.0%
Control Technologies	82	68	20.6%	161	133	21.1%
Flow Control	56	60	(6.7)%	116	116	—
Eliminations	(1)	(2)	—	(3)	(1)	—

Motion & Flow organic revenue	388	362	7.2%	817	751	8.8%

Impact from foreign currency	26	—		27	—

Motion & Flow segment revenue	$414	$362	14.4%	$844	$751	12.4%

Revenue from the Motion Technologies division grew $31 during the second quarter of 2011, including $18 from foreign currency translation adjustments. Sales of brake pads increased 9.4%, driven primarily by a 43.0% increase in volume to a North American manufacturer. Our brake pad business has continued to secure positions on strategic platforms in a number of geographic markets, including North America, China and Japan. Sales of shock absorbers increased 4.4%, as growth in railway equipment was partially offset by a reduction in heavy duty shocks. Revenue for the year-to-date period grew $45, including a $17 benefit from foreign currency translation adjustments, primarily driven by growing emerging market rail equipment activity and strong aftermarket brake pad demand, as well as a growing share in the automotive original equipment market. These results compare to strong first half 2010 results that benefited from a restocking of automotive equipment driven by past European stimulus programs.

Organic revenue from the Interconnect Solutions division grew $2 during the second quarter of 2011, with growth of 37% in the automotive market from our J1772 electronic vehicle connector and 29% in the rail market from activity within China. The automotive and rail markets account for approximately 9% of this division’s total revenue. Revenue derived from the aerospace and defense markets grew 7% due to increased demand from a major aerospace customer and the timing of shipments for radar and missile programs. Sales within the medical and oil and gas markets generated growth of 28% and 12%, respectively. In the communications market, we experienced a 21% year-over-year decline, with the majority of the decline in the telecom and broadband segments of the market, in part due to the loss of a customer in the PC card business for set-top box applications. Revenue growth for the year-to-date period benefited from drivers similar to those discussed for the quarter-to-date period.

Organic revenue from the Control Technologies division grew $14, or 20.6% during the second quarter of 2011, driven equally by sales of aerospace aftermarket equipment, high-speed rail products and strength across our industrial market product lines. Growth within the aerospace market was primarily driven by aftermarket sales of OPTO actuators, switches and seat locks. Results within the industrial market reflect strength across all product classes. Organic revenue growth of $28, or 21.1% for the six months ended June 30, 2011 was led by aerospace-related aftermarket equipment and increased volume of our advanced passenger seat technology utilized in China’s expansion of high-speed rail infrastructure.

Organic revenue from the Flow Control division declined $4, or 6.7% during the three months ended June 30, 2011. The division’s results were impacted by a decline in the marine market due to a slow start of the boating season caused by unfavorable weather and a decline in volume of specialty industrial equipment. The weakness in the marine and specialty industrial markets was partially offset by an increased sales volume of actuation valves and market share growth within the food and beverage markets from new customer relationships and increased distribution of beverage processing equipment. During the second quarter of 2011, we launched Rainperfect and Aquacharge and we expect to launch several more new products during the second half of 2011. Revenue derived from new product sales was $4 for the first half of 2011.

GROSS PROFIT

Gross profit for the second quarter 2011 increased $59, or 7.6%, including a $17 benefit from foreign currency translation, as strength from increased revenue at our commercial business segments was partially offset by an unfavorable change in sales mix at our Defense segment. Our commercial segments provided additional gross profit of $116, primarily driven by a $36 benefit from volume/price increases and a $42 benefit from acquisitions. The Defense segment was impacted by a significant shift in its overall revenue composition, as higher-margin equipment sales such as SINCGARS and CREW 2.1 were replaced by lower-margin operational services. Similar factors impacted the year-to-date gross profit results. The following table provides gross profit and margin by segment for the three and six months ended June 30, 2011.

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change		2011	2010	Change
Defense	$286	$343	(16.6)%		$565	$651	(13.2)%
Fluid	425	323	31.6%		797	609	30.9%
Motion & Flow	129	115	12.2%		263	239	10.0%

Total gross profit	$840	$781	7.6%		$1,625	$1,499	8.4%
Gross margin:
Consolidated	27.8%	28.5%	(70	)bp	28.1%	28.2%	(10	)bp
Defense	19.0%	22.8%	(380	)bp	19.9%	22.5%	(260	)bp
Fluid	38.4%	36.8%	160	bp	38.0%	36.3%	170	bp
Motion & Flow	31.2%	31.8%	(60	)bp	31.2%	31.8%	(60	)bp

OPERATING EXPENSES

Operating expenses increased $123 and $247 during the three and six months ended June 30, 2011. The quarter-to-date increase includes costs of $62 related to the Transformation and incremental operating costs of $24 associated with the business acquisitions completed during 2010, as well as a $9 unfavorable impact from foreign currency fluctuations. Excluding the impact of these items, operating expenses increased by $28, or 6.1%, for the three months ended June 30, 2011, primarily driven by additional sales and marketing costs. The year-to-date increase includes costs of $147 recognized related to the Transformation and incremental operating costs of $64 associated with the business acquisitions completed during 2010, as well as a $17 unfavorable impact from foreign currency fluctuations. Excluding the impact of these items, operating expenses increased by $19, or 2.0%, for the six months ended June 30, 2011, primarily driven by additional sales and marketing costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Selling, general and administrative expenses	$429	$375	14.4%	$859	$753	14.1%
Research and development expenses	70	60	16.7%	131	123	6.5%
Transformation costs	62	—	(a )	147	—	(a )
Asbestos-related costs, net	16	12	33.3%	32	27	18.5%
Restructuring and asset impairment charges, net	3	10	(70.0)%	8	27	(70.4)%

Total operating expenses	$580	$457	26.9%	$1,177	$930	26.6%
By Segment:
Defense	$144	$149	(3.4)%	$287	$316	(9.2)%
Fluid	263	193	36.3%	510	389	31.1%
Motion & Flow	72	72	—	141	141	—
Corporate & Other	101	43	134.9%	239	84	184.5%

(a)	Not meaningful

Selling, General & Administrative Expenses (SG&A)

SG&A expenses incurred within our Fluid segment increased $62, or 35.8%, and $112, or 32.4%, during the three and six months ended June 30, 2011, respectively. The increase in SG&A expense for the quarter-to-date period reflects incremental operating costs from our 2010 acquisitions of $21, an unfavorable impact of $16 from foreign currency fluctuations, additional sales and marketing costs of $13 and other miscellaneous operating costs, net of $12. The increase in SG&A expense for the year-to-date period reflects incremental operating costs from our 2010 acquisitions of $55, an unfavorable impact of $22 from foreign currency fluctuations, additional sales and marketing costs of $20 and other miscellaneous operating costs, net of $15.

SG&A expenses incurred within our Defense segment increased $2, or 1.8%, for the three months ended June 30, 2011, primarily related to a 12.2% increase in marketing expense related to international marketing efforts which was partially offset by lower intangible amortization expense of $3. SG&A expenses for the six months ended June 30, 2011 decreased $5 or 2.1%, as a reduction in intangible amortization expense of $6 more than offset an increase in marketing expense.

SG&A expenses incurred within our Motion and Flow segment decreased $5, or 8.8%, and $6, or 5.5%, during the three and six months ended June 30, 2011, respectively, primarily due to a reduction in costs across all divisions.

Corporate and other SG&A expenses decreased $2, or 6.7%, during the second quarter of 2011, primarily resulting from a $3 loss realized on corporate-owned life insurance policies during the prior year. Corporate and other SG&A expenses increased $7, or 12.1%, during the six months ended June 30, 2011, primarily due to additional information technology costs of $9.

Research and Development Expenses (R&D)

The increase in R&D spending for both the quarter and year-to-date periods as compared to the prior year reflects an increase in spending at our commercial business segments of $11 and $19, respectively, partially offset by reduced first quarter 2011 spending of $9 at our Defense segment. The increase in R&D costs is primarily attributable to new programs within our Water & Wastewater division, including impacts from our March 2010 Nova acquisition, and Residential & Commercial Water division. The decrease in R&D spending within the Defense segment is primarily due to the completion of certain R&D projects for integrated electronic warfare systems, other radio frequency technologies and space systems.

Transformation Costs

During the three and six month periods ended June 30, 2011, we recognized expenses of $62 and $147, respectively, related to the planned Transformation. The components of transformation costs incurred during these periods are presented below.

	Three	Six
	Months 2011	Months 2011
Transformation Costs:
Non-cash asset impairment	$—	$55
Advisory fees	22	43
IT costs	21	22
Employee retention	8	11
Other costs	11	16

Transformation costs	62	147

To execute the Transformation, we expect major areas of spending to include debt refinancing, tax impacts, information technology investments to build out independent environments for the new companies, advisory fees, and other Transformation activities. See the “Income Tax Expense” section within the results of operations discussion for information related to the 2011 tax impacts associated with the planned Transformation. Our current estimate of the after-tax cash impact of pre-spin activities associated with the Transformation, including those initiated during the first six months of 2011, is expected to be approximately $500. In addition, we recorded $55 related to non-cash impairment charges during the first six months of 2011, primarily related to information system initiatives that were discontinued as a result of the Transformation. The Company may incur additional costs that are not currently estimable prior to completion of the Transformation.

In addition, the Company anticipates incurring material separation-related spending following the Transformation, primarily consisting of additional tax impacts, employee-related costs, continued information systems investments, and advisory fees.

Asbestos-Related Costs, Net

During the three and six months ended June 30, 2011, we recognized net asbestos related costs of $16 and $32, respectively, reflecting an increase of $4 and $5 over the corresponding prior year periods. As part of our annual asbestos measurement process, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated. The net asbestos-related costs primarily reflect the recognition of incremental asbestos liabilities and related asbestos assets to maintain our rolling 10-year projection of unasserted claims.

The net asbestos expense is primarily recorded within Corporate and Other; however, an additional net asbestos expense of $3 associated with businesses that were disposed of a number of years ago, was recognized during the first quarter of 2011, and is reported within discontinued operations in our Consolidated Condensed Financial Statements. See Note 17, “Commitments and Contingencies,” in our Notes to the Consolidated Condensed Financial Statements for further information on our asbestos-related liabilities and assets.

Restructuring and Asset Impairment Charges, Net

During the three and six months ended June 30, 2011, we recognized restructuring and asset impairment charges of $9 and $14, respectively, primarily relating to various reduction in force initiatives within our Defense segment.

During the three and six months ended June 30, 2010, we recognized restructuring charges of $10 and $36, respectively, primarily related to a strategic realignment of our Defense segment to enable better product portfolio integration, encourage a more coordinated market approach and provide reductions in overhead costs. The Defense segment was renamed ITT Defense & Information Solutions and the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. This initiative was substantially completed during 2010.

The table provided below summarizes the presentation of restructuring and asset impairment charges within our Consolidated Condensed Income Statements for the three and six month periods ended June 30, 2011 and 2010.

	Three Months		Six Months
For the Periods Ended June 30	2011	2010	2011	2010
Restructuring costs presented in costs of revenue	$6	$—	$6	$9
Restructuring costs presented in operating expenses	2	10	7	27
Asset impairment	1	—	1	—

Total restructuring and asset impairment costs	$9	$10	$14	$36

OPERATING INCOME

Operating income for the three and six months ended June 30, 2011, which benefited from revenue growth at our Fluid and Motion & Flow segments, declined on a consolidated basis by $64 and $121, respectively, reflecting declines from our Defense segment and costs of $62 and $147 associated with the planned Transformation. Operating margin decreased 320 basis points to 8.6% during the second quarter of 2011, and 300 basis points to 7.7% during the year-to-date period. Transformation costs equated to a 210 basis point and 250 basis point impact to operating income, respectively, for these periods. The following table illustrates operating income results of our segments, including operating margin results for the three and six month periods ended June 30, 2011 and 2010. Further discussion on operating income results is provided below.

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change		2011	2010	Change
Defense	$142	$194	(26.8)%		$278	$335	(17.0)%
Fluid	161	130	23.8%		286	221	29.4%
Motion & Flow	57	42	35.7%		122	97	25.8%

Segment operating income	360	366	(1.6)%		686	653	5.1%
Corporate and Other	(100)	(42)	138.1%		(238)	(84)	183.3%

Total operating income	$260	$324	(19.8)%		$448	$569	(21.3)%
Operating margin:
Consolidated	8.6%	11.8%	(320	)bp	7.7%	10.7%	(300	)bp
Defense	9.4%	12.9%	(350	)bp	9.8%	11.6%	(180	)bp
Fluid	14.5%	14.8%	(30	)bp	13.6%	13.2%	40	bp
Motion & Flow	13.8%	11.6%	220	bp	14.5%	12.9%	160	bp

Defense & Information Solutions

Operating income at the Defense segment declined $52 and $57 during the three and six months ended June 30, 2011, respectively, primarily due to lower demand of surge-related equipment such as CREW 2.1 and SINCGARS and increased volume in our operational services business on contracts such as K-BOSSS and the U.S. Armed Services contracts in Kuwait and Afghanistan. The higher concentration of service revenue is in line with longer term revenue mix expectations and will provide an unfavorable impact to operating margin percentages. The unfavorable impact from change in revenue mix was partially offset by net savings from productivity and other cost saving initiatives.

Fluid Technology

Operating income for our Fluid segment increased $31 for the quarter and $65 for the six months ended June 30, 2011. Organic revenue growth drove operating income gains of $28 and $52 for the three and six month periods, respectively. Contributions from the Godwin and Nova acquisitions provided incremental benefits of approximately $18 and $35 to operating income for the three and six month periods. Operating income was unfavorably impacted by $3 of Transformation costs incurred during the three and six months ended June 30, 2011. In addition, operating income was reduced by $12 and $19 related to unfavorable fluctuations in general and administrative costs.

Motion & Flow Control

Operating income for our Motion & Flow segment increased $15, or 35.7%, for the quarter ended June 30, 2011, primarily driven by benefits from organic revenue growth of approximately $9, which was partially offset by a $3 unfavorable change in product mix, as well as increasing material and labor costs. Additional impacts to operating income include favorability from foreign currency fluctuations of $5.

Operating income for our Motion & Flow segment increased $25, or 25.8%, for the six months ended June 30, 2011, primarily driven by benefits from organic revenue growth of approximately $22, which was partially offset by a $5 unfavorable change in product mix as well as increasing material and labor costs. Additional impacts to operating income include favorability from foreign currency fluctuations of $5.

Corporate and Other

Corporate expenses during the second quarter of 2011 increased $58 primarily attributable to $57 of costs incurred in connection with the planned Transformation. Corporate expenses during the six months ended June 30, 2011 increased $154 primarily attributable to $142 of costs incurred in connection with the planned Transformation. The increase in year-to-date corporate expenses was also impacted by an increase in costs incurred in connection with an information technology initiative, the development of which was discontinued during the first quarter of 2011.

INTEREST AND NON-OPERATING EXPENSES, NET

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Interest expense	$23	$23	—	$50	$48	4.2%
Interest income	4	8	(50.0)%	7	11	(36.4)%
Miscellaneous (income) expense, net	(7)	4	(275.0)%	(14)	8	275.0%

Total interest and non-operating expenses, net	$12	$19	(36.8)%	$29	$45	(35.6)%

The change in total interest and non-operating expenses, net for the quarter and six months ended June 30, 2011, is primarily driven by a $7 gain realized in the quarter-to-date period and a $16 gain realized in the year-to-date period related to the sale of investment securities.

INCOME TAX EXPENSE

Effective Tax Rate

Our quarterly income tax expense is measured using an estimated annual effective tax rate, adjusted for discrete items within the period. The comparison of effective tax rates between periods is significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences. The estimated annual effective tax rate for 2011 and 2010 was comparable before the impact of discrete items.

Income tax expense for the three months ended June 30, 2011 and 2010 was $80 and $79, respectively, resulting in effective tax rates of 32.3% and 25.9%, respectively. The 2011 effective tax rate was increased by approximately 1.0% for costs related to the Transformation and approximately 2.0% for recognition of an adjustment for a prior year transaction. The second quarter 2010 effective tax rate was reduced by approximately 3.0% related to the closure of a tax examination.

Income tax expense for the six months ended June 30, 2011 and 2010 was $125 and $154, respectively, resulting in effective tax rates of 29.8% and 29.4%, respectively. The 2011 effective tax rate was increased by 1.0% for costs related to the Transformation. The second quarter 2010 effective tax rate was increased by 2.2% due the impact of the Medicare Part D subsidy reversal and reduced by 1.8% related to the closure of a tax examination.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

Income from discontinued operations, net of tax, of $12 and $14 during the three and six months ended June 30, 2010, respectively, reflects the results of CAS, Inc., a component of our Defense segment, which was sold on September 8, 2010.

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

Significant factors that affect our overall management of liquidity include our credit ratings, the adequacy of commercial paper and supporting bank lines of credit, and the ability to attract long-term capital on satisfactory terms. We assess these factors along with current market conditions on a continuous basis, and as a result, may alter the mix of our short- and long-term financing when it is advantageous to do so.

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

Our credit ratings as of June 30, 2011 are as follows:

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

The credit rating agencies continue to refine and update their expectations for our credit ratings following the Transformation. Please refer to the rating agency websites and press releases for more information.

Future Capital Structure

At or prior to the spin-offs of our water-related businesses and Defense & Information Solutions segment, we expect the two new companies will issue debt totaling approximately $2,100, the proceeds of which will be utilized to issue cash dividends to ITT. The proceeds received from the dividends are expected to be utilized to repay all long-term debt and commercial paper obligations of ITT present at the time of the spin-offs.

On July 11, 2011, we announced that at or prior to the spin-offs, we expect to retire all outstanding commercial paper and long-term debt, including $500 of 4.9% Senior Unsecured Notes due May 1, 2014, $500 of 6.125% Senior Unsecured Notes due May 1, 2019, and $250 of 7.4% Senior Unsecured Notes due November 15, 2025.

On July 5, 2011, we entered into a definitive agreement to acquire YSI Incorporated (YSI) for an aggregate purchase price of $310, which is expected to be funded using a combination of cash on hand and debt. The transaction is expected to close in the third quarter of 2011, pending customary closing conditions and approval of YSI’s shareholders.

As part of the Transformation, we expect to transfer certain postretirement benefit plans, including the ITT Salaried Retirement Plan to the Defense & Information Solutions segment and other plans to the water-related businesses which will assume all liabilities and assets associated with such plans and become the plans’ sponsor. The net liabilities associated with such plans to be transferred are approximately $1,150, excluding deferred tax assets of $424.

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash provided by or used in operating, investing and financing activities for the six months ended June 30.

	2011	2010
Operating Activities	$204	$356
Investing Activities	(99)	(504)
Financing Activities	(43)	(148)
Foreign Exchange	67	(85)

Total net cash flow from continuing operations	$129	$(381)

Net cash provided by operating activities was $204 for the six months ended June 30, 2011, representing a decrease of $152 from the comparable prior year period. Benefits from revenue and segment operating income growth during 2011 were more than offset by an unfavorable change in working capital. The primary drivers impacting working capital include additional inventory purchases within the Fluid and Defense segments and an increase in unbilled receivables from the U.S. government which were partially offset by an increase in accounts payable. The Fluid segment’s increased inventory level primarily relates to year-over-year sales growth expectations based on recent order trends. The increase in Defense segment inventory primarily relates to the replenishment of inventory levels for various programs. The increase in unbilled receivables and accounts payable primarily relate to new service program starts, including K-BOSSS and APS-5, which have yet to achieve specific billing milestones. Achievement of billing milestones generally precedes the timing of subcontractor payments. In addition to the above, cash provided by operating activities was reduced by $61 spent in connection with the transformation and increased contributions of $22 to our postretirement benefit plans.

Net cash used in investing activities decreased by $405 in 2011 as compared to 2010, primarily related to the Nova acquisition in March 2010.

Net cash used in financing activities decreased by $105 in 2011 as compared to 2010, primarily related to a 2010 repayment of $70 to retire two outstanding debentures, an increase in commercial paper borrowings of $30 and additional cash inflow of $27 related to proceeds from the exercise of employee stock options.

Our average daily outstanding commercial paper balance for the three and six months ended June 30, 2011 was $164 and $131, respectively, and the maximum outstanding commercial paper balance during the first half of 2011 was $233 on April 21, 2011. As of June 30, 2011, we had $51 of outstanding commercial paper.

Funding of Postretirement Plans

Funding requirements under IRS rules are a major consideration in making contributions to our U.S. postretirement benefit plans. With respect to U.S. qualified postretirement benefit plans, we intend to contribute annually not less than the minimum required by applicable law and regulations.

While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. We currently do not believe mandatory contributions will be required to our U.S. Salaried Retirement Plan during 2011. However, we contributed $28 to our other postretirement benefit plans and do anticipate making further contributions in the range of $65 to $85 during the remainder of 2011.

The funded status at the end of 2011 and future required contributions will depend primarily on the actual return on assets during the year and the discount rate used to measure the benefit obligation at the end of the year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

CRITICAL ACCOUNTING ESTIMATES

The preparation of ITT’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. ITT believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the 2010 Annual Report describes the critical accounting estimates used in preparation of the Consolidated Condensed Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the information concerning ITT’s critical accounting estimates as stated in our 2010 Annual Report on Form 10-K.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, but are not limited to, statements about the separation of ITT Corporation (the “Company”) into three independent publicly traded companies (the “companies”), the terms and the effect of the separation, the nature and impact of such a separation, capitalization of the companies, future strategic plans and other statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include, but are not limited to:

■	Economic, political and social conditions in the countries in which we conduct our businesses;
■	Changes in U.S. or International government defense budgets;
■	Decline in consumer spending;
■	Sales and revenue mix and pricing levels;
■	Availability of adequate labor, commodities, supplies and raw materials;
■	Interest and foreign currency exchange rate fluctuations and changes in local government regulations;
■	Competition, industry capacity and production rates;
■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;
■	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;
■	Changes in the value of goodwill or intangible assets;
■	Our ability to achieve stated synergies or cost savings from acquisitions or divestitures;
■	The number of personal injury claims filed against the company or the degree of liability;
■	Uncertainties with respect to our estimation of asbestos liability exposures, third party recoveries and net cash flows;
■	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;
■	Government regulations and compliance therewith, including compliance with and costs associated with new Dodd-Frank legislation;
■	Changes in technology;
■	Intellectual property matters;
■	Governmental investigations;
■	Potential future postretirement benefit plan contributions and other employment and pension matters;
■	Contingencies related to actual or alleged environmental contamination, claims and concerns;
■	Changes in generally accepted accounting principles;
■	Other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our other filings with the Securities and Exchange Commission; and

■	In addition, there are risks and uncertainties relating to the planned tax-free spinoffs of our Water and Defense businesses, including the timing and certainty of the completion of those transactions, whether those transactions will result in any tax liability, the operational and financial profile of the Company or any of its businesses after giving effect to the spinoff transactions and the ability of each business to operate as an independent entity. The guidance for full-year 2011 is based on the Company’s current structure and does not give effect to the separation of our water-related businesses and Defense & Information Solutions segment into newly independent public companies.

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

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next ten years is not reasonably estimable due to a number of factors. As of June 30, 2011, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,692, including expected legal fees, and an associated asset of $1,028, which represents estimated recoveries from insurers and other responsible parties, resulting in a net asbestos exposure of $664.

ITEM 1A. RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2010 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			TOTAL	MAXIMUM
			NUMBER	DOLLAR
			OF SHARES	VALUE OF
			PURCHASED AS	SHARES THAT
			PART OF	MAY YET BE
	TOTAL	AVERAGE	PUBLICLY	PURCHASED
	NUMBER	PRICE	ANNOUNCED	UNDER THE
(IN MILLIONS)	OF SHARES	PAID	PLANS OR	PLANS OR
PERIOD	PURCHASED	PER SHARE(1)	PROGRAMS(2)	PROGRAMS(2)
4/1/11 - 4/30/11	—	—	—	$ 569
5/1/11 - 5/31/11	—	—	—	$ 569
6/1/11 - 6/30/11	—	—	—	$ 569

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of March 31, 2011, we had repurchased 7.1 million shares for $431, including commission fees, under the $1 billion share repurchase program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, repay debt, pay dividends, execute strategic acquisitions, and repurchase common stock.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

August 1, 2011

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.