Form 10-Q
period 2011-09-30
ITT Corp
filed 2011-10-28
CIK 216228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of October 20, 2011, there were outstanding 185.5 million shares of common stock ($1 par value per share) of the registrant.

ITT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months		Nine Months
FOR THE PERIODS ENDED SEPTEMBER 30	2011	2010	2011	2010
Product revenue	$2,159	$2,052	$6,360	$6,133
Service revenue	822	591	2,405	1,827

Total revenue	2,981	2,643	8,765	7,960

Costs of product revenue	1,401	1,357	4,151	4,085
Costs of service revenue	726	518	2,135	1,608

Total costs of revenue	2,127	1,875	6,286	5,693

Gross profit	854	768	2,479	2,267
Selling, general and administrative expenses	445	396	1,304	1,149
Research and development expenses	64	60	195	183
Transformation costs	132	—	279	—
Asbestos-related costs, net	59	341	91	368
Restructuring and asset impairment charges, net	2	3	10	30

Operating income (loss)	152	(32)	600	537
Interest and non-operating expenses, net	22	16	51	61

Income (loss) from continuing operations before income tax expense	130	(48)	549	476
Income tax expense (benefit)	59	(60)	184	94

Income from continuing operations	71	12	365	382
Income from discontinued operations, net of tax expense (benefit) of $4, $1, $2 and $(6), respectively	7	133	5	147

Net income	$78	$145	$370	$529

Earnings Per Share:
Basic:
Continuing operations	$0.38	$0.07	$1.97	$2.08
Discontinued operations	0.04	0.72	0.03	0.80

Net income	$0.42	$0.79	$2.00	$2.88
Diluted:
Continuing operations	$0.38	$0.07	$1.96	$2.06
Discontinued operations	0.04	0.71	0.02	0.80

Net income	$0.42	$0.78	$1.98	$2.86
Weighted average common shares – basic	185.5	184.1	185.2	183.8
Weighted average common shares – diluted	186.5	185.3	186.6	185.2
Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.75

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above income statements.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months		Nine Months
FOR THE PERIODS ENDED SEPTEMBER 30	2011	2010	2011	2010
Net income	$78	$145	$370	$529
Other comprehensive income (loss):
Net foreign currency translation adjustment	(180)	184	(5)	(27)
Net change in postretirement benefit plans, net of tax benefit of $338, $9, $315 and $27, respectively	(585)	15	(545)	46
Net change in unrealized gains on investment securities, net of tax expense of $0, $3, $5 and $1, respectively	(1)	(3)	(12)	(1)

Other comprehensive income (loss)	(766)	196	(562)	18

Total comprehensive (loss) income	$(688)	$341	$(192)	$547

Disclosure of reclassification adjustment:
Net foreign currency translation adjustment:
Foreign currency translation loss	$(194)	$184	$(19)	$(27)
Foreign currency translation loss included in net income	14	—	14	—

Net foreign currency translation adjustment	$(180)	$184	$(5)	$(27)

Net change in postretirement benefit plans, net of tax:
Amortization of prior service costs, net of tax benefit of less than $1 for all periods presented	$—	$—	$1	$1
Amortization of net actuarial loss, net of tax benefit of $12, $9, $36 and $27, respectively	20	15	58	45
Prior service cost recognized from curtailment, net of tax benefit of $1	2	—	2	—
Net actuarial loss arising during the period, net of tax benefit of $353	(606)	—	(606)	—

Net change in postretirement benefit plans, net of tax	$(585)	$15	$(545)	$46

Net change in unrealized gains on investment securities, net of tax:
Unrealized (losses) gains arising during period, net of tax benefit (expense) of $0, $0, $1 and $(2), respectively	$(1)	$1	$(2)	$3
Gains realized during the period, net of tax expense of $0, $3, $6 and $3, respectively	—	(4)	(10)	(4)

Net change in unrealized gains on investment securities, net of tax	$(1)	$(3)	$(12)	$(1)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above statements of comprehensive income.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,686	$1,032
Receivables, net	2,198	1,944
Inventories, net	1,011	856
Other current assets	652	562

Total current assets	6,547	4,394

Plant, property and equipment, net	1,214	1,205
Goodwill	4,471	4,277
Other intangible assets, net	829	766
Asbestos-related assets	819	930
Other non-current assets	1,208	866

Total non-current assets	8,541	8,044

Total assets	$15,088	$12,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,116	$1,020
Accrued and other current liabilities	1,755	1,714
Short-term borrowings and current maturities of long-term debt	1,305	11

Total current liabilities	4,176	2,745

Postretirement benefits	2,658	1,733
Long-term debt	1,868	1,354
Asbestos-related liabilities	1,522	1,559
Other non-current liabilities	619	542

Total non-current liabilities	6,667	5,188

Total liabilities	10,843	7,933

Shareholders’ Equity:
Common stock:
Authorized – 500.0 shares, $1 par value per share Issued – 207.1 shares and 206.9 shares, respectively Outstanding – 185.4 shares and 184.0 shares, respectively(a)	185	183
Retained earnings	5,709	5,409
Total accumulated other comprehensive loss	(1,649)	(1,087)

Total shareholders’ equity	4,245	4,505

Total liabilities and shareholders’ equity	$15,088	$12,438

(a)	Shares outstanding include unvested restricted common stock of 0.9 and 1.0 at September 30, 2011 and December 31, 2010, respectively.

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of the above balance sheets.

ITT CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2011	2010
Operating Activities
Net income	$370	$529
Less: Income from discontinued operations	5	147

Income from continuing operations	365	382
Non-cash adjustments to income from continuing operations:
Depreciation and amortization	257	214
Stock-based compensation	22	23
Non-cash transformation costs	64	—
Changes in assets and liabilities (net of acquisitions):
Change in receivables	(253)	(105)
Change in inventories	(146)	(40)
Change in accounts payable	137	39
Other, net	6	141

Net Cash – Operating activities	452	654

Investing Activities
Capital expenditures	(186)	(174)
Acquisitions, net of cash acquired	(309)	(994)
Proceeds from sale of assets and businesses	34	250
Other, net	—	1

Net Cash – Investing activities	(461)	(917)

Financing Activities
Short-term debt, net	18	206
Long-term debt issued	1,849	1
Long-term debt repaid	(68)	(71)
Issuance of common stock	48	17
Dividends paid	(184)	(176)
Other, net	6	7

Net Cash – Financing activities	1,669	(16)

Exchange rate effects on cash and cash equivalents	(5)	(27)
Net cash from discontinued operations	(1)	2

Net change in cash and cash equivalents	1,654	(304)
Cash and cash equivalents – beginning of year	1,032	1,216

Cash and Cash Equivalents – End of Period	$2,686	$912

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$46	$46
Income taxes (net of refunds received)	$169	$289

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

Foreign Currency Translation

The national currencies of our foreign companies are generally the functional currencies. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders’ equity. Net gains or losses from foreign currency transactions are reported currently in selling, general and administrative expenses, and in the third quarter of 2011 include $14 of losses generally pertaining to legacy transactions.

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

Financial Periods

ITT’s quarterly financial periods end on the Saturday closest to the last day of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31st. For ease of presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter.

NOTE 2
COMPANY TRANSFORMATION

On January 12, 2011, the Company announced that its Board of Directors had unanimously approved a plan to separate the Company’s businesses into three independent, publicly traded companies (the Transformation). Under the Transformation, ITT will execute tax-free spinoffs to shareholders of its water-related businesses (Xylem) and its Defense segment (Exelis). Xylem will include the Water & Wastewater division, including its analytical instrumentation component, and the Residential & Commercial Water division, as well as the Flow Control division that is currently reported within the Motion & Flow segment. The Industrial Process division, which is currently reported within the Fluid segment, will continue to operate as a division of ITT. After completion of the Transformation, ITT shareholders will own shares in all three corporations. Following the Transformation, ITT will continue to trade on the New York Stock Exchange as an industrial company that supplies highly engineered solutions in the aerospace, transportation, energy and industrial markets.

On September 9, 2011, we received a private letter ruling from the Internal Revenue Service that ITT’s separation of the assets and liabilities constituting each of the Exelis business, the Xylem business and the new ITT business, as well as the planned distribution of the shares of Exelis and Xylem common stock to ITT shareholders, will qualify as a tax-free transaction for U.S. federal income tax purposes.

On October 5, 2011, the ITT Board of Directors declared a pro rata dividend of Exelis common stock and Xylem common stock (the Distribution), to be made on October 31, 2011, or such other date whereby conditions to the distribution are satisfied or waived, to ITT’s shareholders of record as of the close of business on October 17, 2011 (the Record Date). Each ITT shareholder will receive a dividend of one share of Exelis common stock and one share of Xylem common stock for every one share of ITT common stock held on the Record Date.

As a result of the Transformation, upon consummation of the spin, we will reorganize to a new management and segment reporting structure. As part of these organizational changes, we will assess new reporting units and perform valuations to determine the assignment of goodwill to any new reporting units based on their relative fair values. We will also test the recoverability of goodwill based on the identification of any new reporting units.

During the three and nine month periods ended September 30, 2011, we recognized pre-tax expenses of $132 and $279, respectively, related to the Transformation. The components of transformation costs incurred during these periods are presented below.

	Three	Nine
For the Periods Ended September 30, 2011	Months	Months
Transformation Costs:
Non-cash asset impairment	$9	$64
Advisory fees	32	75
IT costs	36	58
Lease termination and other real estate costs	10	13
Loss on early extinguishment of debt	3	3
Employee retention and other compensation costs	23	36
Other costs	19	30

Transformation costs in operating income	132	279
Tax-related separation (benefit) costs(a)	(4)	10

Total transformation costs before tax benefit	128	289
Income tax benefit	(35)	(87)

Total transformation costs, net of tax impact	$93	$202

(a)	In the third quarter of 2011, we revised our estimate of certain costs to be incurred related to tax-related separation costs. This adjustment resulted in a $4 net credit (income) for tax-related separation costs during the third quarter of 2011.

The $64 million non-cash impairment charge includes a $55 impairment related to a decision to discontinue development of an information technology consolidation initiative and $9 of impairments to long-lived assets. The table included below provides a rollforward of the Transformation-related accrual for the nine months ended September 30, 2011.

Transformation accrual – 12/31	$2
Charges actions during the period	289
Cash payments	(137)
Pension curtailment	(5)
Asset impairment	(64)

Transformation accrual – 9/30	$85

To complete the Transformation, we expect major areas of spending to include debt refinancing, tax-related separation costs, information technology investments to build out independent environments for the new companies, advisory fees, and other Transformation activities. Our estimate of the remaining after-tax expense for activities associated with the Transformation is expected to be approximately $275, of which $210 is expected to be incurred prior to completion of the Transformation, primarily related to the extinguishment of debt. In addition, the Company anticipates net after-tax cash outflows of approximately $130 following the Transformation, primarily consisting of additional tax impacts, employee-related costs, capital expenditures for information systems investments, and advisory fees.

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

Accounting Pronouncements Not Yet Adopted

In September 2011, the FASB provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The result of this qualitative assessment determines whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company could elect to apply the option to any goodwill impairment test performed after December 31, 2011; however, the amendments are not expected to have a material effect on the Company’s Consolidated Condensed Financial Statements.

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011 and early application is prohibited. We will adopt these amendments on January 1, 2012; however, the amendments are not expected to have a material effect on the Company’s Consolidated Condensed Financial Statements.

NOTE 4
ACQUISITIONS & DIVESTITURES

Acquisitions

On September 1, 2011, we acquired 100% of the outstanding shares of YSI Incorporated (YSI) for a purchase price of $309, net of cash acquired. YSI, which reported 2010 revenues of $101, is a leading developer and manufacturer of sensors, instruments, software, and data collection platforms for environmental water monitoring. YSI employs 390 people at facilities in the United States, Europe and Asia. Our financial statements include YSI’s results of operations and cash flows prospectively from September 1, 2011; however, these results were not material for the three or nine months ended September 30, 2011 and accordingly, pro forma results of operations have not been presented.

The purchase price for YSI was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of September 1, 2011. The excess of the purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation is based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of certain environmental matters, intangible assets, income taxes, working capital balances and residual goodwill. We expect to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Of the $309 purchase price, the aggregate fair value of trademarks was $49, customer relationships was $40 and proprietary technology was $35. Other assets acquired and liabilities assumed as part of the acquisition were $56 primarily related to working capital balances and $61 primarily related to deferred tax liabilities, respectively. The excess of the preliminary purchase price over the fair value of net assets acquired was $190 (which is not expected to be deductible for income tax purposes). The goodwill arising from the acquisition consists largely of the planned expansion of the YSI footprint to new geographic markets, synergies and economies of scale. All of the goodwill has been assigned to the Fluid segment.

During the first nine months of 2010, we spent $994 on acquisitions, net of cash acquired, primarily due to the acquisitions of Godwin Pumps of America, Inc. and Godwin Holdings Limited (collectively referred to as Godwin) on August 3, 2010 for $580, which expanded our Fluid segment’s presence within the dewatering market in the United States; and the acquisition of Nova Analytics Corporation (Nova) on March 23, 2010 for $385 which broadened our Fluid segment’s portfolio of analytical instrumentation tools.

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

Divestitures

On September 8, 2010 we completed the sale of CAS, Inc. (CAS), a component of our Defense segment that was engaged in systems engineering and technical assistance for the U.S. Government. The sale resulted in the recognition of a $130 after-tax gain reported as a component of income from discontinued operations within our Consolidated Condensed Income Statements. This transaction resulted in a tax benefit of $4 primarily due to the difference in the book and tax bases of CAS. Subsequent to this divestiture, we do not have any significant continuing involvement in the operations of CAS, nor do we expect significant continuing cash flows from CAS. Accordingly, the financial position, results of operations and cash flows from CAS are reported as a discontinued operation. During the three and nine months ended September 30, 2010, CAS provided third-party revenue of $46 and $160, and operating income of $4 and $13, respectively, included within discontinued operations.

NOTE 5
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the three and nine months ended September 30, 2011, we recognized restructuring and asset impairment charges of $2 and $16, respectively. The year-to-date charge primarily relates to various reduction in force initiatives within our Defense segment. During the three and nine months ended September 30, 2010, we recognized restructuring charges of $6 and $42, respectively, primarily related to a strategic realignment of our Defense segment to enable better product portfolio integration, encourage a more coordinated market approach and provide reductions in overhead costs. The Defense segment was renamed ITT Defense & Information Solutions and the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. This initiative was substantially completed during 2010.

The table provided below summarizes the presentation of restructuring and asset impairment charges within our Consolidated Condensed Income Statements for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months		Nine Months
For the Periods Ended September 30	2011	2010	2011	2010
Restructuring costs presented in costs of revenue	$—	$3	$6	$12
Restructuring costs presented in operating expenses	—	3	7	30
Asset impairment	2	—	3	—

Total restructuring and asset impairment costs	$2	$6	$16	$42

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

For the quarter ended September 30, 2011, we recorded income tax expense of $59, compared to an income tax benefit of $60 for the comparable prior year period. The 2011 effective rate of 45.4% was increased by approximately 4.1% for costs related to the Transformation, 11.6% for deferred tax asset write-offs and reduced by 3.7% related to the effective settlement of a tax examination. The 2010 benefit is primarily attributable to an additional tax benefit of $46 related to change in mix of earnings by tax jurisdiction due to the increase in asbestos-related costs . The third quarter 2010 income tax also reflects a $27 benefit from the reversal of valuation allowances on certain capital loss carryforwards as it became more likely than not that these deferred tax assets would be realized.

Income tax expense for the nine months ended September 30, 2011 and 2010 was $184 and $94, respectively, resulting in effective tax rates of 33.5% and 19.7%, respectively. The 2011 effective tax rate was increased by 0.8% for costs related to the Transformation and 2.8% for the write-off of certain historical deferred tax assets. The 2010 effective tax rate was increased by 1.5% due to the impact of the Medicare Part D subsidy reversal and reduced by 1.0% related to the closure of a tax examination.

Uncertain Tax Positions

As of September 30, 2011 and December 31, 2010, we had $161 and $192, respectively, of total unrecognized tax benefits recorded. The amount of unrecognized tax benefits that would affect the effective tax rate was $80 and $90, at September 30, 2011 and December 31, 2010, respectively. Uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We believe it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2011 could decrease by $8 within the next 12 months due to the reversal of a temporary difference.

Discussion of Changes to Deferred Tax Assets

Net deferred tax assets reflected in the Consolidated Condensed Balance Sheet at September 30, 2011 were $1,044, reflecting a $275 increase from the $769 December 31, 2010 balance. This increase primarily relates to the remeasurement of certain postretirement benefit plans, including the U.S. Salaried Retirement Plan (U.S. SRP), at September 30, 2011.

NOTE 7
EARNINGS PER SHARE

The following table provides a reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months		Nine Months
For the Periods Ended September 30	2011	2010	2011	2010
Income from continuing operations	$71	$12	$365	$382

Weighted average common shares outstanding	184.4	182.5	184.0	182.2

Add: Weighted average restricted stock awards outstanding(a)	1.1	1.6	1.2	1.6

Basic weighted average common shares outstanding	185.5	184.1	185.2	183.8
Add: Dilutive impact of stock options	1.0	1.2	1.4	1.4

Diluted weighted average common shares outstanding	186.5	185.3	186.6	185.2
Basic earnings per share from continuing operations	$0.38	$0.07	$1.97	$2.08
Diluted earnings per share from continuing operations	$0.38	$0.07	$1.96	$2.06

(a)	Restricted stock awards containing rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders are considered participating securities for purposes of computing earnings per share.

The following table provides the number of shares underlying stock options excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010 because they were anti-dilutive.

	Three Months		Nine Months
For the Periods Ended September 30	2011	2010	2011	2010
Anti-dilutive stock options	2.6	2.2	1.8	2.1
Average exercise price	$55.26	$54.30	$56.55	$54.42

NOTE 8
RECEIVABLES, NET

	September 30,
	2011	December 31, 2010
Trade accounts receivable	$1,662	$1,579
Unbilled contract receivables	543	367
Other	43	47

Receivables, gross	2,248	1,993
Allowance for doubtful accounts	(43)	(42)
Allowance for cash discounts	(7)	(7)

Receivables, net	$2,198	$1,944

Unbilled contract receivables represent revenue recognized on construction-type or production-type contracts that arise based on performance attainment which, by contract, though appropriately recognized, cannot be billed to the customer as of the balance sheet date. We expect to bill and collect substantially all of the September 30, 2011 unbilled contract receivables during the next twelve months as billing milestones are completed or units are delivered.

Our outstanding accounts receivable balance, including both trade and unbilled contract receivables from the U.S. Government, was $917 and $806 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 9
INVENTORIES, NET

	September 30,
	2011	December 31, 2010
Finished goods	$247	$231
Work in process	122	88
Raw materials	386	317

Total product inventory	755	636
Production costs of contracts in process	325	296
Less – progress payments	(69)	(76)

Production costs of contracts in process, net	256	220

Inventories, net	$1,011	$856

NOTE 10
OTHER CURRENT AND NON-CURRENT ASSETS

	September 30,
	2011	December 31, 2010
Current deferred income taxes	$288	$280
Asbestos-related current assets	131	105
Other	233	177

Other current assets	$652	$562

Deferred income tax	$887	$554
Other employee benefit-related assets	108	106
Capitalized software costs	72	118
Other	141	88

Other non-current assets	$1,208	$866

As described in Note 2, “Company Transformation,” during the first quarter of 2011 we discontinued the development of an information technology consolidation initiative and recorded a capitalized software impairment charge of $55.

NOTE 11
PLANT, PROPERTY AND EQUIPMENT, NET

	September 30,
	2011	December 31, 2010
Land and improvements	$60	$59
Buildings and improvements	700	642
Machinery and equipment	1,897	1,809
Equipment held for lease or rental	149	132
Furniture, fixtures and office equipment	238	231
Construction work in progress	132	160
Other	49	29

Plant, property and equipment, gross	3,225	3,062
Less – accumulated depreciation	(2,011)	(1,857)

Plant, property and equipment, net	$1,214	$1,205

Depreciation expense of $59 and $174 was recognized in the three and nine month periods ended September 30, 2011, respectively, and $48 and $135 for the three and nine month periods ended September 30, 2010, respectively.

NOTE 12
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table provides a rollforward of the carrying amount of goodwill for the nine months ended September 30, 2011 by segment.

			MOTION &
	DEFENSE	FLUID	FLOW	TOTAL
Goodwill — 12/31	$2,156	$1,634	$487	$4,277
Foreign currency	—	2	1	3
Acquisitions	—	190	3	193
Other	(2)	—	—	(2)

Goodwill — 9/30	$2,154	$1,826	$491	$4,471

Other Intangible Assets, Net

	SEPTEMBER 30, 2011			DECEMBER 31, 2010
	GROSS			GROSS
	CARRYING	ACCUMULATED	NET	CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	INTANGIBLES	AMOUNT	AMORTIZATION	INTANGIBLES
Customer and distributor relationships	$903	$(368)	$535	$855	$(312)	$543
Proprietary technology	144	(42)	102	109	(35)	74
Trademarks	36	(13)	23	35	(10)	25
Patents and other	29	(20)	9	32	(18)	14
Indefinite-lived intangibles	160	—	160	110	—	110

Other Intangible Assets	$1,272	$(443)	$829	$1,141	$(375)	$766

Intangible assets related to the acquisition of YSI included $49 of trademarks, $40 of customer relationships and $35 of proprietary technology. The customer relationships are expected to be amortized over a weighted average period of 19 years and the proprietary technology is expected to be amortized over a weighted average period of 18 years. The trademarks have been assigned an indefinite life.

Amortization expense related to finite-lived intangible assets was $23 for both three month periods and $66 and $64 for the nine month periods ended September 30, 2011 and 2010, respectively. Estimated amortization expense for the remaining three months of 2011 and each of the five succeeding years is as follows:

Remaining 2011	$23
2012	79
2013	64
2014	59
2015	55
2016	52

Total	$332

NOTE 13
ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

	September 30,	December 31,
	2011	2010
Compensation and other employee-related benefits	$625	$625
Customer advances and deferred revenue	470	478
Asbestos-related liability	139	117
Other accrued liabilities	521	494

Accrued and other current liabilities	$1,755	$1,714

Deferred income taxes and other tax-related accruals	$250	$179
Environmental	137	128
Compensation and other employee-related benefits	130	117
Product liability, guarantees and other legal matters	51	52
Other	51	66

Other non-current liabilities	$619	$542

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

NOTE 14
DEBT

	September 30,	December 31,
	2011	2010
Short-term loans	$17	$1
Current maturities of long-term debt and other	1,251	10
Current deferred gain on interest rate swaps	43	—
Current unamortized discounts and debt issuance costs	(6)	—

Short-term borrowings and current maturities of long-term debt	1,305	11

Non-current maturities of long-term debt	1,855	1,257
Non-current capital leases	16	60
Deferred gain on interest rate swaps	—	45
Unamortized discounts and debt issuance costs(a)	(3)	(8)

Long-term debt	1,868	1,354

Total debt	$3,173	$1,365

(a)	Debt issuance costs of $15 associated with the September 2011 issuance for Exelis and Xylem have been presented within Other Assets as of September 30, 2011.

Principal payments required per year on our outstanding long-term notes and debentures for the next five years and thereafter are $0, $2, $500, $0, $850 and $1,754, respectively, however we have classified $1,251 of the amounts due with maturity dates in excess of one year as a current maturity of long-term debt due to our extinguishment of this debt in October 2011.

The fair value of total debt, excluding the deferred gain on interest rate swaps, was $3,360 and $1,483 as of September 30, 2011 and December 31, 2010, respectively. Fair value was primarily determined using prices for the identical security obtained from an external pricing service. The table included below provides a summary of outstanding debt with associated maturity dates and interest rates.

		September 30,		December 31,
		2011		2010
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
MATURITY DATE:
May 2014	4.90%	$500	$534	$500	$538
September 2016 (Xylem)	3.55%	600	611	—	—
October 2016 (Exelis)	4.25%	250	254	—	—
May 2019	6.125%	500	572	500	553
October 2021 (Xylem)	4.875%	600	604	—	—
October 2021 (Exelis)	5.55%	400	406	—	—
November 2025	7.40%	250	338	250	311
August 2048	(b )	1	1	1	1
December 2010 - 2014	4.70%	—	—	66	69
Various 2011 - 2022	(c )	38	40	11	11

		$3,139	$3,360	$1,328	$1,483

(b)	Variable rate debt with an interest rate of 0.07% as of September 30, 2011 and 0.19% as of December 31, 2010.

(c)	Includes individually immaterial short-term loans, notes, bonds and capital leases. The weighted average interest rate was 3.73% and 4.86% at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, we were in compliance with all covenants under outstanding debt instruments.

Third Quarter 2011 Issuance of Senior Notes

On September 20, 2011, Exelis Inc. (Exelis), a wholly-owned subsidiary of the Company, issued $250 million aggregate principal amount of 4.25% senior notes due 2016 (the Exelis 2016 Notes) and $400 million aggregate principal amount of 5.55% senior notes due 2021 (the Exelis 2021 Notes and, together with the Exelis 2016 Notes, the Exelis Notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”). Interest on the Exelis Notes accrues from September 20, 2011 and is payable on April 1 and October 1 of each year, commencing on April 1, 2012. Exelis capitalized debt issuance costs of $6, presented within Other Assets, associated with the issuance of the Exelis Notes. The public offering price of the Exelis Notes was 99.824% of the principal amount of the Exelis 2016 Notes and 99.762% of the principal amount of the Exelis 2021 Notes. Exelis used the net proceeds received from the offering of the Exelis Notes to pay a portion of a special cash dividend to the Company and for general corporate purposes.

On September 20, 2011, Xylem Inc. (Xylem), a wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 3.550% senior notes due 2016 (the Xylem 2016 Notes) and $600 million aggregate principal amount of 4.875% senior notes due 2021 (the Xylem 2021 Notes and, together with the Xylem 2016 Notes, the Xylem Notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Interest on the Xylem Notes accrues from September 20, 2011. Interest on the Xylem 2016 Notes is payable on March 20 and September 20 of each year, commencing on March 20, 2012. Interest on the Xylem 2021 Notes is payable on April 1 and October 1 of each year, commencing on April 1, 2012. Xylem capitalized debt issuance costs of $9, presented within Other Assets, associated with the issuance of the Xylem Notes. The public offering price of the Xylem Notes was 99.809% of the principal amount of the Xylem 2016 Notes and 99.935% of the principal amount of the Xylem 2021 Notes. Xylem used the net proceeds received from the offering of the Xylem Notes to pay a special cash dividend to the Company, to repay indebtedness incurred to fund its acquisition of YSI, and for general corporate purposes.

The Exelis and Xylem Notes are initially guaranteed on a senior unsecured basis by ITT. The guarantee will terminate and be automatically and unconditionally released upon the distribution of the common stock of Exelis and Xylem to the holders of the Company’s common stock in connection with the spin-off of each of Exelis and Xylem from the Company.

The Exelis and Xylem Notes include covenants which restrict the ability of each of Exelis and Xylem, subject to exceptions, to incur debt secured by liens and engage in sale and lease-back transactions. The Exelis and Xylem Notes also provide for customary events of default. Each of Exelis and Xylem, as the case may be, may redeem each series of the Exelis Notes or the Xylem Notes, as applicable, in whole or in part, at any time at a redemption price equal to the principal amount of the Exelis Notes or the Xylem Notes, as applicable, to be redeemed, plus a make-whole premium. If a change of control triggering event occurs (as defined in the Notes), each of Exelis or Xylem will be required to make an offer to purchase the Exelis Notes or the Xylem Notes, as applicable, at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase.

On September 20, 2011, the Company and Exelis entered into a registration rights agreement with respect to the Exelis Notes (the Exelis Registration Rights Agreement) and the Company and Xylem entered into a registration rights agreement with respect to the Xylem Notes (the Xylem Registration Rights Agreement). The Company and Exelis agreed under the Exelis Registration Rights Agreement, and the Company and Xylem agreed under the Xylem Registration Rights Agreement, to (i) file a registration statement on an appropriate registration form with respect to a registered offer to exchange the Exelis Notes or Xylem Notes, as applicable, for new notes, with terms substantially identical in all material respects to the Exelis Notes or Xylem Notes, as applicable, and (ii) cause the registration statement to be declared effective under the Securities Act.

If the exchange offer is not completed within 365 days after the issue date of the Notes or, if required, Exelis and Xylem, as applicable, will use its reasonable best efforts to file and to have declared effective a shelf registration statement relating to the resales of the Exelis Notes and Xylem Notes, as applicable.

If Exelis or Xylem fails to satisfy this obligation (a registration default) under the Exelis Registration Rights Agreement or Xylem Registration Rights Agreement, respectively, the annual interest rate on the Exelis Notes and Xylem Notes, as applicable, will increase by 0.25%. The annual interest rate on the Exelis Notes and Xylem Notes, as applicable, will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year. If the registration default is corrected, the applicable interest rate on such Exelis Notes or Xylem Notes, as applicable, will revert to the original level.

If Exelis or Xylem must pay additional interest, Exelis or Xylem will pay it to the holders of the Exelis Notes or the Xylem Notes, as applicable, in cash on the same dates that it makes other interest payments on the Exelis Notes and Xylem Notes, as applicable, until the registration default is corrected.

Termination of Capital Lease

During the second quarter of 2011, we notified the lessor of our intent to terminate a sale leaseback agreement entered into in 2004 by repurchasing the leased property. The leased property includes five manufacturing and office facilities. The repurchase occurred on September 28, 2011 when ITT paid the lessor $66 million related to the capital lease obligation. The termination of the capital lease resulted in a third quarter 2011 charge of $5 which is presented within Transformation Costs in our Consolidated Condensed Income Statements.

Call For Redemption of 4.90% Senior Notes due 2014 and 6.125% Senior Notes due 2019

On September 20, 2011, ITT called all of its 4.90% Senior Notes due May 2014 (the 2014 Notes) and all of its 6.125% Senior Notes due May 2019 (the 2019 Notes). The 2014 and 2019 Notes were redeemed on October 20, 2011. The redemption price for the 2014 Notes was $1,098 per $1,000 par value, plus accrued interest, and the redemption price for the 2019 Notes was $1,235 per $1,000 par value, plus accrued interest. The redemption will result in a loss on extinguishment of $167, plus incidental fees, which will be recorded in the fourth quarter as a Transformation Cost.

Tender Offer for 7.40% Debentures due 2025

On September 20, 2011, we commenced a cash tender offer to purchase up to $100 in principal of our 7.40% Debentures due November 2025 (the 2025 Notes) pursuant to the satisfaction and discharge provisions of the indenture relating to the 2025 Notes. On October 19, 2011, the tender period expired and, $88 of principal was tendered. The tender offer resulted in a loss on extinguishment of $51 which will be recorded in the fourth quarter of 2011 as a Transformation Cost.

Following the completion of the tender offer, on October 21, 2011, we defeased the remaining $162 of principal on the 2025 Notes pursuant to the satisfaction and discharge provisions in the indenture relating to the 2025 Notes. In order to defease the 2025 Notes, on October 20, 2011, we deposited $6 of cash and U.S. treasury securities with a aggregate purchase price of $263 in a trust account. As a result of the defeasance, the 2025 Notes have been extinguished for accounting purposes and are no longer expected to be presented in ITT’s consolidated financial statements. The defeasance resulted in a loss on extinguishment of approximately $107 which will be recorded in the fourth quarter of 2011 as a Transformation Cost.

Third Quarter 2011 Interest Rate Derivatives

Beginning on September 19, 2011, we entered into three forward-starting interest rate swaps and a treasury lock to hedge certain exposure associated with the our plan to extinguish the 2019 Notes and 2025 Notes. The aggregate notional amount of the four contracts is $350 and the contracts mature in October 2011. We did not attempt to qualify for hedge accounting on the contracts. Accordingly, we recognized a $2 gain from the change in fair value of the contracts from inception to September 30, 2011. This gain was recorded as a gain on extinguishment of debt within Transformation Costs. In October 2011, all four of the contracts matured and were settled in cash, resulting in a fourth quarter loss of $5 and an overall loss of $3 which will be recorded as a loss on extinguishment of debt within Transformation Costs.

NOTE 15
POSTRETIREMENT BENEFIT PLANS

The following tables provide the components of net periodic benefit cost for pension plans, disaggregated by U.S. and international plans, and other employee-related benefit plans for the three and nine month periods ended September 30, 2011 and 2010.

	2011					2010
			Total	Other				Total	Other
Three Months Ended September 30	U.S.	Int’l	Pension	Benefits	Total	U.S.	Int’l	Pension	Benefits	Total
Net periodic benefit cost:
Service cost	$30	$6	$36	$1	$37	$27	$4	$31	$1	$32
Interest cost	76	8	84	10	94	77	7	84	10	94
Expected return on plan assets	(102)	(7)	(109)	(6)	(115)	(104)	(6)	(110)	(5)	(115)
Amortization of net actuarial loss	28	1	29	3	32	20	1	21	2	23
Amortization of prior service cost	1	—	1	—	1	1	—	1	—	1

Net periodic benefit cost	33	8	41	8	49	21	6	27	8	35
Loss from curtailment/special termination benefits	5	—	5	—	5	—	—	—	—	—

Total net periodic benefit cost	38	8	46	8	54	21	6	27	8	35

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	949	10	959	—	959	—	—	—	—	—
Prior service cost recognized from curtailment	(3)	—	(3)	—	(3)	—	—	—	—	—
Amortization of net actuarial loss	(28)	(1)	(29)	(3)	(32)	(20)	(1)	(21)	(2)	(23)
Amortization of prior service cost	(1)	—	(1)	—	(1)	(1)	—	(1)	—	(1)

Total change recognized in other comprehensive income	917	9	926	(3)	923	(21)	(1)	(22)	(2)	(24)

Total impact from net periodic benefit cost and changes in other comprehensive income	$955	$17	$972	$5	$977	$—	$5	$5	$6	$11

	2011					2010
			Total	Other				Total	Other
Nine Months Ended September 30	U.S.	Int’l	Pension	Benefits	Total	U.S.	Int’l	Pension	Benefits	Total
Net periodic benefit cost:
Service cost	$87	$14	$101	$5	$106	$81	$12	$93	$5	$98
Interest cost	225	24	249	28	277	230	21	251	30	281
Expected return on plan assets	(307)	(20)	(327)	(17)	(344)	(311)	(18)	(329)	(16)	(345)
Amortization of net actuarial loss	82	3	85	9	94	61	2	63	8	71
Amortization of prior service cost	3	—	3	(1)	2	3	—	3	(1)	2

Net periodic benefit cost	90	21	111	24	135	64	17	81	26	107
Loss from curtailment/special termination benefits	5	—	5	—	5	—	—	—	—	—

Total net periodic benefit cost	95	21	116	24	140	64	17	81	26	107

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	949	10	959	—	959	—	—	—	—	—
Prior service cost recognized from curtailment	(3)	—	(3)	—	(3)	—	—	—	—	—
Amortization of net actuarial loss	(82)	(3)	(85)	(9)	(94)	(61)	(2)	(63)	(8)	(71)
Amortization of prior service cost	(3)	—	(3)	1	(2)	(3)	—	(3)	1	(2)

Total change recognized in other comprehensive income	861	7	868	(8)	860	(64)	(2)	(66)	(7)	(73)

Total impact from net periodic benefit cost and changes in other comprehensive income	$956	$28	$984	$16	$1,000	$—	$15	$15	$19	$34

We contributed approximately $76 and $13 to our various plans during the nine months ended September 30, 2011 and 2010, respectively. Additional contributions ranging between $8 and $10 are expected during the remainder of 2011.

Plan Design Changes

Substantially all of ITT’s employees are covered under various defined benefit pension plans, defined contribution plans, or both, when they meet the eligibility requirements of the plans. During the third quarter of 2011, the Compensation Committee of ITT’s Board of Directors amended the U.S. retirement programs to more closely align to industry practice. The most significant amendment was to the U.S. Salaried Retirement Plan (U.S. SRP) which will be transferred to Exelis at the Distribution Date. These amendments will be effective on completion of the Distribution of Xylem and Exelis. The plan design changes include eliminating future benefit accruals for a significant portion of employees who will remain with ITT or who transfer to Xylem, accelerating vesting for certain plan participants as of the Distribution Date, and recognizing future services for eligibility purposes for a defined period of time. In addition, the U.S. SRP will no longer be offered to new U.S. hires. Employees remaining with ITT or transferring to Xylem and new hires at each company will be eligible for an enhanced employer contribution to their 401(k).

The Compensation Committee of ITT’s Board of Directors also approved changes in the U.S. SRP for employees transferring to Exelis. The plan design changes for employees transferring to Exelis include providing an irrevocable one-time election to either continue to participate in the U.S. SRP or to enroll in an enhanced 401(k) with greater matching contributions.

In addition, unrelated to the spinoff, we froze one of our international pension plans.

As a result of the third quarter 2011 changes, ITT remeasured its projected benefit obligations and plan assets for certain U.S. and international pension plans, including the U.S. SRP. These actions resulted in an increase to ITT’s net pension liability of $661, primarily related to the U.S. SRP. The deterioration in the funded status resulted from a decrease in the discount rate used to measure the projected benefit obligations and a decline in the fair value of plan assets during the nine months ended September 30, 2011. In addition, we recorded a curtailment loss of $5 during the third quarter of 2011. Substantially all of the deterioration in the funded status was recorded as an after-tax adjustment of $606 to unrecognized actuarial loss included in accumulated other comprehensive income. At September 30, 2011, in the aggregate, ITT’s net postretirement liability was $2,671.

The funded status at the end of 2011 will be remeasured for all postretirement benefit plans using the actual return on assets through December 31, 2011 and will utilize the discount rate at December 31, 2011. Depending on this remeasurement the funded status of our postretirement plans could change materially.

NOTE 16
LONG-TERM INCENTIVE EMPLOYEE COMPENSATION

Our long-term incentive awards program (LTIP) comprises three components: non-qualified stock options (NQOs), restricted stock (RS) and a target cash award (TSR). We account for NQOs and RS as equity-based compensation awards. TSR awards are cash settled and accounted for as liability-based compensation. LTIP employee compensation costs are primarily recorded within Selling, General and Administrative (SG&A) expenses, and are reduced by an estimated forfeiture rate. The following table provides the impact of these costs in our Consolidated Condensed Income Statements for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months		Nine Months
For the Periods Ended September 30	2011	2010	2011	2010
Compensation costs on equity-based awards	$8	$7	$22	$23
Compensation costs on liability-based awards	2	(7)	7	(7)

Total compensation costs, pre-tax	$10	$—	$29	$16

Future tax benefit	$3	$—	$9	$4

At September 30, 2011, there was $56 of unrecognized compensation cost related to non-vested NQOs and RS. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years.

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

Expected volatilities are based on ITT’s realized historical stock price volatility and implied volatility derived from traded options on our stock. ITT uses historical data to estimate employee option exercise behavior within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes. The expected life represents an estimate of the period of time options are expected to remain outstanding. The expected life provided above represents the weighted average of expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of option grant.

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

During the first nine months of 2011, 1.3 stock options were exercised resulting in proceeds of $49. Restrictions on 0.4 shares of RS lapsed during the first nine months of 2011 resulting in the issuance of 0.2 shares of common stock. Typically, during the first quarter of each year, cash payments are made to settle TSR awards that vested on December 31st of the preceding year. However, no payments were made during the first quarter of 2011 as the TSR performance metric for the 2008 to 2010 performance period was less than the minimum stipulated in the TSR Award Agreement. During the first quarter of 2010, payments totaling $18 were made to settle the vested 2007 TSR award.

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

Asbestos Matters

Background

ITT, including its subsidiary Goulds Pumps, Inc. (Goulds), has been joined as a defendant with numerous other companies in product liability lawsuits alleging personal injury due to asbestos exposure. These claims allege that certain products sold by us or our subsidiaries prior to 1985 contained a part manufactured by a third party (e.g., a gasket) which contained asbestos. To the extent these third-party parts may have contained asbestos, it was encapsulated in the gasket (or other) material and was non-

friable. In certain other cases, it is alleged that former ITT companies were distributors for other manufacturers’ products that may have contained asbestos.

Activity related to open claims filed against ITT in various state and federal courts alleging injury as a result of exposure to asbestos during the nine-month period was as follows:

2011(a)
Pending claims – 12/31	103,575
New claims	4,220
Settlements	(1,009)
Dismissals	(2,071)

Pending claims – 9/30	104,715

(a)	In September 2010, ITT executed an amended cost-sharing agreement related to a business we disposed of a number of years ago. The amended agreement provides for a sharing of costs for claims resolved between 2010 and 2019 naming ITT or the entity which acquired the disposed business. Claim activity associated with the amended cost-sharing agreement for claims that were not filed against ITT are excluded from the table above.

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

The Company records an undiscounted asbestos liability, including legal fees, for costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The Company has also recorded an asbestos asset, comprised predominantly of an insurance asset and expected recoveries from other responsible parties. The asbestos asset represents our best estimate of probable recoveries from third parties for pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of possible insurer insolvencies.

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

Our methodology determines a point estimate based upon our assessment of the value of each underlying assumption, rather than a range of estimates of reasonably possible outcomes. Projecting future asbestos costs is subject to numerous variables and uncertainties that are inherently difficult to predict. In addition to the uncertainties surrounding the key factors discussed above, other factors include the long latency period prior to the manifestation of the asbestos-related disease, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential legislative or judicial changes. Furthermore, any predictions with respect to the variables impacting the estimate of the asbestos liability are subject to even greater uncertainty as the projection period lengthens. In light of the uncertainties and variables inherent in the long-term projection of the Company’s asbestos liability, although it is probable that the Company will incur additional costs for asbestos claims filed beyond the next 10 years, we do not believe there is a reasonable basis for estimating those costs at this time.

We record an asset that represents our best estimate of probable recoveries from insurers and other responsible parties for the estimated asbestos liabilities. In developing this estimate, the Company considers coverage-in-place and other settlement agreements with its insurers and contractual agreements with other responsible parties, as well as a number of additional factors. These additional factors include current levels of recovery experience, the financial viability of the insurance carriers or other responsible parties, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, and interpretation of the various policy and contract terms and limits and their interrelationships. The timing and amount of reimbursements will vary due to differing policy terms and certain gaps in coverage as a result of some insurer insolvencies. In addition, the Company retains an insurance consulting firm to assist management in estimating probable recoveries for pending asbestos claims and for claims estimated to be filed over the next 10 years based on the analysis of policy terms, the likelihood of recovery assuming the continued viability of those insurance carriers and other responsible parties which are currently solvent and incorporating risk mitigation judgments where policy terms or other factors were not certain.

In the third quarter each year, we conduct a detailed study with the assistance of outside consultants to review and update, as appropriate, the underlying assumptions used to estimate our asbestos liability and related assets. As part of our ongoing review of our net asbestos exposures, each quarter we assess most recent data available for the key inputs and assumptions, comparing the data to the expectations on which the most recent annual liability and asset estimate were based. Additionally, we periodically reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.

Results of Operations

In the third quarter of 2011, we conducted our annual detailed study with the assistance of outside consultants to review and update the underlying assumptions used to estimate our asbestos liability and related assets. During this study, the underlying assumptions were updated based on our actual experience since our last detailed review in the third quarter of 2010, a reassessment of the appropriate reference period of years of experience used in determining each assumption and our expectations regarding future conditions, including inflation. Based on the results of this study, we decreased our estimated undiscounted asbestos liability, including legal fees, by $44 to $1,660, reflecting costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including a reduction in the assumed rate of increase in future average settlement costs and an expectation of lower defense costs relative to indemnities paid. These favorable factors were offset in part by increased activity in several higher-cost jurisdictions, increasing the number of cases expected to be adjudicated.

Further, in the third quarter of 2011, the Company reduced its estimated asbestos-related assets by $76 to $950, based on the results of this study. These assets comprise an insurance asset, as well as receivables from other responsible parties. The decrease in our asbestos-related assets is a result of the decrease in the estimated liability and reductions in expected recovery rates from certain insurers. See discontinued operations discussion below for further information about receivables from parties other than insurers.

The table provided below summarizes the pre-tax asbestos charge for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months		Nine Months
	2011	2010	2011	2010
Continuing operations	$59	$341	$91	$368
Discontinued operations	(9)	(10)	(6)	(10)

Total	$50	$331	$85	$358

Changes in Financial Position

The Company’s estimated asbestos exposure, net of expected recoveries from insurers and other responsible parties, for the resolution of all pending and unasserted asbestos claims estimated to be filed in the next 10 years was $710 and $641 as of September 30, 2011 and December 31, 2010, respectively. The following table provides a rollforward of the estimated total asbestos liability and related assets for the nine months ended September 30, 2011.

	Liability	Asset	Net
Balance — 12/31	$1,676	$1,035	$641
Changes in estimate during the period:
Continuing operations	102	11	91
Discontinued operations	(62)	(56)	(6)
Net cash activity	(56)	(40)	(16)

Balance — 9/30	$1,660	$950	$710

The total asbestos liability as of September 30, 2011 and December 31, 2010 include $139 and $117 presented within accrued liabilities, respectively and related assets of $131 and $105 represented within other current assets for the respective periods.

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

Discontinued Operations:

At September 30, 2011 and December 31, 2010, $230 and $292 of the liability and $229 and $285 of the asset related to a business which we disposed of a number of years ago that is reported as a discontinued operation. In September 2010 we executed an amended cost sharing agreement with the entity that acquired the disposed business. The amended agreement provides for a sharing of the claims settled between 2010 and 2019 naming ITT or the entity which acquired the disposed business. In the future years, the liability for sharing the claims gradually transitions away from ITT such that ITT will have no responsibility for claims in 8 to 9 years. The amended cost sharing agreement also provides for the sharing of certain insurance policies.

Future Cash Flows:

We have estimated that we will be able to recover 65% of the asbestos costs (defense and settlement costs) for pending claims as well as unasserted claims estimated to be filed over the next 10 years from our insurers or other responsible parties. However, because there are gaps in our insurance coverage, reflecting the insolvency of certain insurers and prior insurance settlements, and we expect that certain policies from some of our insurers will exhaust within the next 10 years, the recovery percentage is expected to decline for potential additional asbestos liabilities. In the tenth year of our estimate of the asbestos claims liability, our insurance recoveries are currently projected to be approximately 20%. Future recoverability rates may also be impacted by other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Subject to the qualifications regarding uncertainties previously described, it is expected that future annual cash payments, net of recoveries related to pending claims and unasserted claims to be filed within the next 10 years, will extend through approximately 2025 due to the time lag between the filing of a claim and its resolution. These annual net cash outflows are projected to average $20 over the next five years, as compared to an approximate average $10 per year over the past three years, and increase to an average of approximately $50 to $60 over the remainder of the projection period.

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

NOTE 18
GUARANTEES

We have a number of guarantees outstanding at September 30, 2011, the substantial majority of which pertain to our performance under long-term sales contracts. We did not have any recorded loss contingencies under these performance guarantees as of September 30, 2011 or December 31, 2010 as the likelihood of nonperformance by ITT or ITT’s subsidiaries is considered remote. We also have certain third-party guarantees that may be affected by various conditions and external factors, some of which could require that payments be made under such guarantees. We do not consider the maximum exposure or current recorded liabilities under our third-party guarantees to be material either individually or in the aggregate. We do not believe such payments would have a material adverse impact on the financial position, results of operations or cash flows on a consolidated basis.

In December 2007, we entered into a sale leaseback agreement for our corporate aircraft, with the aircraft leased to ITT under a five-year operating lease and provided a residual value guarantee to the lessor for the future value of the aircraft. During the second quarter of 2011, we purchased the aircraft from the lessor for $50, the price stated in the sale leaseback agreement, and as such the sale leaseback agreement and the associated residual value guarantee were terminated. In connection with the second quarter purchase transaction we settled the previously recorded $22 loss and recognized an additional charge of $3, presented within SG&A expenses. In the third quarter of 2011, we sold an aircraft that was classified as held for sale as of June 30, 2011. The sale resulted in proceeds of $26 and a pre-tax gain of $3 presented within the SG&A expenses of our Consolidated Condensed Income Statements.

NOTE 19
SEGMENT INFORMATION

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our three reportable segments are referred to as: Defense & Information Solutions (Defense segment), Fluid Technology (Fluid segment), and Motion & Flow Control (Motion & Flow segment). Corporate and Other consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs, as well as charges related to certain matters, such as the planned spinoff transaction, and asbestos and environmental matters, that are managed at a corporate level and are not included in the business segments in evaluating performance or allocating resources. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, asbestos-related receivables, certain property, plant and equipment, and certain other assets.

Defense – The businesses in this segment are those that directly serve the military and government agencies with products and services. Products include tactical communications equipment, electronic warfare and force protection equipment, radar systems, integrated structures equipment and imaging and sensor equipment, which include night vision goggles, as well as weather, location, surveillance and other related technologies. Services include air traffic management, information and cyber solutions, large-scale systems engineering and integration and defense technologies. The U.S. Government accounted for approximately 88% of Defense segment revenue during the three and nine month periods ended September 30, 2011 and 2010.

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

Three Months Ended September 30	2011 – Revenue			2010 – Revenue
	Product	Service	Total	Product	Service	Total
Defense	$744	$785	$1,529	$810	$556	$1,366
Fluid	1,034	35	1,069	884	33	917
Motion & Flow	384	2	386	361	2	363
Eliminations	(3)	—	(3)	(3)	—	(3)

Total	$2,159	$822	$2,981	$2,052	$591	$2,643

Nine Months Ended September 30	2011 – Revenue			2010 – Revenue
	Product	Service	Total	Product	Service	Total
Defense	$2,109	$2,265	$4,374	$2,538	$1,724	$4,262
Fluid	3,035	134	3,169	2,498	96	2,594
Motion & Flow	1,224	6	1,230	1,106	7	1,113
Eliminations	(8)	—	(8)	(9)	—	(9)

Total	$6,360	$2,405	$8,765	$6,133	$1,827	$7,960

	Operating Income				Operating Margin
For the Periods Ended September 30	3M 2011	3M 2010	9M 2011	9M 2010	3M 2011	3M 2010	9M 2011	9M 2010
Defense	$178	$178	$456	$513	11.6%	13.0%	10.4%	12.0%
Fluid	144	115	430	336	13.5%	12.5%	13.6%	13.0%
Motion & Flow	49	46	170	144	12.7%	12.7%	13.8%	12.9%
Corporate and Other	(219)	(371)	(456)	(456)	—	—	—	—

Total	$152	$(32)	$600	$537	5.1%	(1.2)%	6.8%	6.7%

			Plant, Property &		Capital		Depreciation &
	Total Assets		Equipment, Net		Expenditures		Amortization
Nine Months Ended September 30	2011	2010(a)	2011	2010(a)	2011	2010	2011	2010
Defense	$4,415	$4,149	$459	$434	$55	$73	$100	$99
Fluid	4,763	4,055	502	518	83	50	109	69
Motion & Flow	1,490	1,372	227	230	31	26	42	39
Corporate and Other	4,420	2,862	26	23	17	25	6	7

Total	$15,088	$12,438	$1,214	$1,205	$186	$174	$257	$214

(a)	Amounts reflect balances as of December 31, 2010.

The operations from one of our subsidiaries reported within the Fluid segment as of December 31, 2010 was reclassified during the first quarter of 2011 and is now reported within the Motion & Flow segment. Prior periods presented in the tables above have been retrospectively adjusted to reflect this change.

NOTE 20
SUBSEQUENT EVENTS

Board Approval for Distribution of Exelis Inc. and Xylem Inc. Common Stock

On October 5, 2011, the ITT Board of Directors declared a pro rata dividend of Exelis Common Stock and Xylem Common Stock, to be made on October 31, 2011, or such other date whereby conditions to the Distribution are satisfied or waived, to ITT’s shareholders of record as of the close of business on October 17, 2011. Each ITT stockholder will receive a dividend of one share of Exelis Common Stock and one share of Xylem Common Stock for every one share of ITT Common Stock that they hold on the Record Date.

Board Approval for ITT Common Stock Reverse Stock Split

On October 5, 2011, the ITT Board of Directors approved a reverse stock split of ITT Common Stock at a ratio of one share for every two shares held. The reverse stock split will be affected after market close on October 31,2011. The effect of the reverse stock split has not been reflected in these financial statements.

Board Declares ITT Fourth Quarter 2011 Dividend

On October 5, 2011, the Board declared a quarterly dividend in respect of the fourth quarter, after giving effect to the reverse stock split, of 9.1 cents per share to shareholders of record on November 11, 2011 (equivalent to 4.55 cents per share on a pre-reverse stock split basis). The ITT cash dividend will be payable December 31, 2011.

New Revolving Credit Facilities

ITT Revolving Credit Facility

On October 25, 2011, we entered into a competitive advance and revolving credit facility agreement (the ITT 2011 Revolving Credit Agreement) with a consortium of third party lenders including JP Morgan Chase Bank, N.A., as administrative agent, and Citibank, N.A. as syndication agent. Upon its effectiveness at the Distribution, this agreement replaced our existing $1,500 three-year revolving credit facility due August 2013. The ITT 2011 Revolving Credit Agreement provides for a four-year maturity with a one-year extension option upon satisfaction of certain conditions, and comprises an aggregate principal amount of up to $500 of (i) revolving extensions of credit (the revolving loans) outstanding at any time, (ii) competitive advance borrowing option which will be provided on an uncommitted competitive advance basis through an auction mechanism (the competitive advances), and (iii) letters of credit in a face amount up to $100 at any time outstanding. Subject to certain conditions, we are permitted to terminate permanently the total commitments and reduce commitments in minimum amounts of $10. We are also permitted, subject to certain conditions, to request that lenders increase the commitments under the facility by up to $200 for a maximum aggregate principal amount of $700. Voluntary prepayments are permitted in minimum amounts of $50.

At our election, the interest rate per annum applicable to the competitive advances will be based on either (i) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin offered by the lender making such loans and accepted by us or (ii) a fixed percentage rate per annum specified by the lender making such loans. At our election, interest rate per annum applicable to the revolving loans will be based on either (i) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin or (ii) a fluctuating rate of interest determined by reference to the greatest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1% or (c) the 1-month LIBO rate, adjusted for statutory reserve requirements, plus 1%, in each case, plus an applicable margin.

Our obligations under the credit facility will be unconditionally guaranteed by each of our direct or indirect domestic subsidiaries.

The credit facility contains customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional debt or issue guarantees; create liens; enter into certain sale and lease-back transactions; merge or consolidate with another person; sell, transfer, lease or otherwise dispose of assets; liquidate or dissolve; and enter into restrictive covenants. Additionally, the credit facility agreement requires us not to permit the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) to exceed 3.00 to 1.00 at any time, or the ratio of consolidated EBITDA to consolidated interest expense (interest coverage ratio) to be less than 3.00 to 1.00.

Exelis & Xylem Revolving Credit Facilities

On October 25, 2011, both Exelis and Xylem entered into separate four-year credit facility agreements with underlying terms and conditions similar to the ITT 2011 Revolving Credit Agreement described above. On its effectiveness, the Exelis credit facility will provide for a four-year maturity, with potential one year extension option, and comprises an aggregate principal amount of up to $600 million and a maximum principal amount of $800. On its effectiveness, the Xylem credit facility will provide for a four-year maturity, with potential one year extension option, and comprises an aggregate principal amount of up to $600 million and a maximum principal amount of $800. The Exelis and Xylem credit facilities require each company not to permit the ratio of consolidated total indebtedness to consolidated EBITDA (leverage ratio) to exceed 3.50 to 1.00 at any time. On October 28, 2011, Exelis borrowed $240 under the revolving credit facility.

Extinguishment of Debt

On October 20, 2011, we completed the early retirement of all debentures outstanding under the 4.90% May 2014 Senior Notes and 6.125% May 2019 Senior Notes. In addition, on October 19, 2011 we completed a tender offer for our 2025 Notes through which $88 of debentures was extinguished. In addition, on October 21, 2011 we defeased the remaining $162 of 2025 Notes that were not tendered pursuant to the satisfaction and discharge provisions of the indenture relating to the 2025 Notes. The early retirement of these debt instruments will result in a fourth quarter 2011 loss on the extinguishment of debt of $325, which will be offset in part by the realization of a deferred gain on interest rate swaps. See Note 14 to our Consolidated Condensed Financial Statements for further information regarding the extinguishment of debt.

Agreements with Exelis and Xylem Related to the Transformation

On October 25, 2011, ITT, Exelis, and Xylem executed the various agreements that will govern the ongoing relationships between the three companies after the Distribution and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Distribution. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, and Master Transition Services Agreement and a number of on-going commercial relationships. The Distribution Agreement also provides for certain indemnifications and cross-indemnifications among ITT, Exelis, and Xylem. The indemnifications address a variety of subjects, including asserted and unasserted product liability matters (e.g., asbestos claims, product warranties), which relate to products sold prior to the Distribution Date. The indemnifications are absolute and indefinite. The indemnification associated with pending and future asbestos claims does not expire. Effective upon the Distribution, we intend for certain intercompany work orders and/or informal intercompany commercial arrangements to be converted into third-party contracts based on ITT’s standard terms and conditions.

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

On January 12, 2011, the Company announced that its Board of Directors had unanimously approved a plan to separate the Company’s businesses into three independent, publicly traded companies (the Transformation). Under the Transformation plan, ITT will execute tax-free spinoffs to shareholders of its water-related businesses and its Defense segment. Following completion of the Transformation, ITT will continue to trade on the New York Stock Exchange as an industrial company that supplies highly engineered solutions in the aerospace, transportation, energy and industrial markets. Following the completion of the Transformation, ITT shareholders will own shares in all three corporations. The transaction is anticipated to be completed on October, 31, 2011. As a result of the Transformation, we will reorganize to a new management and segment reporting structure.

Executive Summary

ITT reported revenue of $3.0 billion for the quarter ended September 30, 2011, an increase of 12.8% compared to the corresponding 2010 period, led by significant growth from defense operational services and positive results from each of our Fluid segment divisions. Operating income for the third quarter of 2011 was $152, reflecting an increase of $184 from the prior year. These results primarily reflect a $282 decline in asbestos-related costs as well as growth of 25.2% from our Fluid segment operations, which were partially offset by $132 of costs related to the Transformation. Income generated from continuing operations during the third quarter of 2011 was $71 or $0.38 per diluted share, compared to $12 or $0.07 per diluted share during the corresponding 2010 period.

Adjusted income from continuing operations was $218 for the third quarter of 2011, reflecting an increase of $18, or 9.0%, over the prior year adjusted amount. Our adjusted income from continuing operations for the third quarter of 2011 translated into $1.17 per diluted share as compared to $1.08 per diluted share from the third quarter of 2010. See the “Key Performance Indicators and Non-GAAP Measures,” section included within Management’s Discussion and Analysis for a reconciliation of the adjusted non-GAAP measures.

Additional highlights for the third quarter of 2011 include the following:

■	Fluid segment organic revenue growth of 7.6%, reflecting growth at each division, driven by oil and gas, mining project business and global dewatering equipment needs with particular strength in emerging markets, and commercial building services growth.

■	Revenue growth of 11.9% within the Defense segment, driven primarily by growth from operational services of $195, or 52.3%, was partially offset by declines in sales of surge-related equipment. Operating margin declined 140 basis points primarily due to the change in revenue composition.

■	Mixed results in the Motion & Flow segment, as revenue growth in the Motion Technologies and Control Technologies divisions was partially offset by a decline in the Interconnect Solutions division, resulting in overall segment organic revenue growth of $7, or 1.9%, over the corresponding prior year period.

■	Orders of approximately $3,239 were received during the quarter, a 14.5% total increase over the prior year, driven by the Defense and Fluid segments.

■	Completion of the YSI Incorporated (YSI) acquisition, which contributed approximately $10 of revenue to the Fluid segment results.

■	Continued progress and key milestones achieved in connection with ITT’s previously announced Transformation, expected to be completed on October 31, 2011.

■	On August 22, 2011, Steven Loranger announced his intention to resign from the positions of Chairman, President and Chief Executive Officer of ITT Corporation. Following the completion of the Transformation, Mr. Loranger will hold a position on the Board of Directors for both Xylem and Exelis.

Further details related to the quarter and year-to-date results are contained in the Results of Operations section.

Known Trends and Uncertainties

The following represents an update of trends and uncertainties from those included in our 2010 Annual Report on Form 10-K which could have a significant impact on our results of operations, financial position and/or cash flows:

■	The U.S. continues to face a complex and changing national security environment, and domestic economic challenges, such as unemployment, federal budget deficits and the growing national debt. Significant uncertainties exist due to the competing priorities to modernize and expand U.S. security capabilities and the efforts to reduce overall government spending, as evidenced by President Obama’s recent framework to reduce $4 trillion in deficit spending, including $400 billion in savings from “Security Spending” over the next twelve years. In addition, the Department of Defense (DoD) has announced several efficiency initiatives, projecting they will generate $100 billion in savings, as well as plans to reduce defense spending from its prior plans by $78 billion over the next five fiscal years. Although reductions to certain programs in which we participate or for which we expect to compete are always possible, we believe that spending on recapitalization, modernization and maintenance of defense and homeland security assets will continue to be a national priority. Based on the FY 2012 DoD budget submitted to Congress by President Obama, we believe that the U.S. Government will continue to place a high priority on the future challenges of modernization and transformation of forces and capabilities. Examples include intelligence, surveillance and reconnaissance, network communications, cyber warfare and security, unmanned aircraft and integrated logistics support. Our portfolio of defense solutions, which covers a broad range of air, sea and ground platforms and applications, aligns with the priorities outlined by the DoD.

The known trends and uncertainties information provided above and in our 2010 Annual Report on Form 10-K represents a list of known trends and uncertainties that could impact our business in the foreseeable future. It should, however, be considered along with the risk factors identified in Item 1A of our 2010 Annual Report on Form 10-K and our disclosure under the caption “Forward-Looking Statements and Cautionary Statements” at the end of this section.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, earnings per share, orders growth, and backlog, among others. In addition, we consider certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives, including, but not limited to, dividends, acquisitions, share repurchases and debt repayment. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for revenue, operating income, income from continuing operations, income from continuing operations per diluted share or net cash from continuing operations as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

■	“organic revenue” and “organic orders” defined as revenue and orders, respectively, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. The period-over-period change resulting from foreign currency fluctuations assumes no change in exchange rates from the prior period.

■	“adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” defined as income from continuing operations and income from continuing operations per diluted share, adjusted to exclude items that may include, but are not limited to, unusual and infrequent non-operating items, such as transformation costs and non-operating tax settlements or adjustments related to prior periods. Special items represent significant charges or credits that impact current results, but may not be related to the Company’s ongoing operations and performance. The following table provides a reconciliation of adjusted income from continuing operations, including adjusted earnings per diluted share, for the three and nine months ended September 30, 2011 and 2010.

	Three Months		Nine Months
	2011	2010	2011	2010
Income from continuing operations	$71	$12	$365	$382
Transformation costs, net of tax(a)	93	—	202	—
Asbestos-related costs, net of tax(b)	26	205	26	205
Foreign currency translation write-off(c)	14	—	14	—
Tax-related special items(d)	14	(17)	13	(22)

Adjusted income from continuing operations	$218	$200	$620	$565

Income from continuing operations per diluted share	$0.38	$0.07	$1.96	$2.06
Adjusted income from continuing operations per diluted share	$1.17	$1.08	$3.32	$3.05

(a)	See Note 2 to the Consolidated Condensed Financial Statements for further information.

(b)	The net asbestos-related costs, net of tax, include costs related to an annual remeasurement of our asbestos assets and liabilities. Quarterly provisions for net asbestos-related costs, net of tax which relate to maintaining a rolling 10-year projection period are not included as a special item. The following table provides a reconciliation of net asbestos-related costs to adjusted net asbestos-related costs, net of tax, included as a special item.

	Three Months		Nine Months
	2011	2010	2011	2010
Net asbestos-related costs before taxes	$59	$341	$91	$368
Less: net asbestos-related costs incurred outside annual remeasurement	(18)	(11)	(50)	(38)

Net asbestos-related costs related to annual remeasurement before taxes	41	330	41	330
Tax rate	38.0%	38.0%	38.0%	38.0%

Adjusted net asbestos-related costs, net of tax	$26	$205	$26	$205

See Note 17 to the Consolidated Condensed Financial Statements for further information.

(c)	During the third quarter of 2011, $14 of foreign currency translation losses were recognized in earnings generally related to legacy transactions and are not related to ongoing operations or performance.

(d)	The 2011 tax-related special items primarily relate to deferred tax asset write-offs of $15 recorded during the third quarter. The 2010 tax-related special items primarily include the reversal of certain valuation allowances and previously unrecognized tax benefits due to the completion of a tax audit during the second quarter of 2010 and a reduction of deferred tax assets associated with the U.S. Patient Protection and Affordable Care Act (the Healthcare Reform Act). See Note 6 to the Consolidated Condensed Financial Statements for further information.

■	“adjusted segment operating income” defined as segment operating income, adjusted to exclude costs incurred in connection with the Transformation and “adjusted segment operating margin” defined as adjusted segment operating income divided by total segment revenue.

■	“free cash flow” defined as net cash provided by operating activities, as reported in the Statement of Cash Flows, less capital expenditures and other significant items that impact current results which management believes are not related to our ongoing operations and performance. Our definition of free cash flow does not consider certain non-discretionary cash payments, such as debt. The following table provides a reconciliation of free cash flow for the nine month periods ended September 30, 2011 and 2010.

	2011	2010
Net cash provided by operating activities	$452	$654
Capital expenditures(a)	(163)	(174)
Transformation cash payments	137	—

Free cash flow	$426	$480

(a)	Capital expenditures represents capital expenditures as reported in the Statement of Cash Flows, less capital expenditures associated with the Transformation of $23 and $0 for the nine month periods ended September 30, 2011 and 2010, respectively.

DISCUSSION OF FINANCIAL RESULTS
Three and Nine Months Ended September 30

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change		2011	2010	Change
Revenue	$2,981	$2,643	12.8%		$8,765	$7,960	10.1%
Gross profit	854	768	11.2%		2,479	2,267	9.4%
Gross margin	28.6%	29.1%	(50	)bp	28.3%	28.5%	(20	)bp
Operating expenses	702	800	(12.3)%		1,879	1,730	8.6%
Expense to revenue ratio	23.5%	30.3%	(680	)bp	21.4%	21.7%	(30	)bp
Operating income (loss)	152	(32)	575.0%		600	537	11.7%
Operating margin	5.1%	(1.2)%	630	bp	6.8%	6.7%	10	bp
Interest and non-operating expenses, net	22	16	37.5%		51	61	(16.4)%
Income tax expense (benefit)	59	(60)	198.3%		184	94	95.7%
Effective tax rate	45.4%	—	—		33.5%	19.7%	1,380	bp
Income from continuing operations	$71	$12	491.7%		$365	$382	(4.5)%

REVENUE

Revenue for the three and nine months ended September 30, 2011 increased $338, or 12.8%, and $805, or 10.1%, respectively. The following table illustrates the impact from organic growth, recent acquisitions, and fluctuations in foreign currency, in relation to consolidated revenue for the three and nine month periods ended September 30, 2011.

	Three Months		Nine Months
	$ Change	% Change	$ Change	% Change
2010 Revenue	$2,643		$7,960
Organic growth	235	8.9%	390	4.9%
Acquisitions	47	1.8%	251	3.2%
Foreign currency translation	56	2.1%	164	2.0%

Total change in revenue	338	12.8%	805	10.1%

2011 Revenue	$2,981		$8,765

Revenue from acquisitions of $47 and $251 for the three and nine months ended September 30, 2011, respectively, primarily relates to our purchase of Godwin in August of 2010. The three month revenue from acquisitions figure also include one month of YSI activity and the nine month figure includes approximately three months of activity from our Nova Analytics Corporation (Nova) acquisition in March of 2010. The results from these three acquisitions are reported within our Fluid segment. The following table illustrates the three and nine month 2011 and 2010 revenue of our business segments, which is followed by a discussion of revenue results at the segment level.

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Defense	$1,529	$1,366	11.9%	$4,374	$4,262	2.6%
Fluid	1,069	917	16.6%	3,169	2,594	22.2%
Motion & Flow	386	363	6.3%	1,230	1,113	10.5%
Eliminations	(3)	(3)	—	(8)	(9)	—

Total	$2,981	$2,643	12.8%	$8,765	$7,960	10.1%

Defense & Information Solutions

Revenue generated within our Defense segment reflects both positive and negative results, as benefits from recent service contract awards were offset by revenue declines from surge-related equipment. The higher concentration of service revenue reflected in the 2011 year-to-date results are in line with longer term expectations for revenue mix.

The following table provides total revenue and year-over-year change by Defense segment division for the three and nine months ended September 30, 2011 and comparable prior year periods.

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Information Systems	$794	$559	42.0%	$2,282	$1,734	31.6%
Electronic Systems	438	559	(21.6)%	1,214	1,697	(28.5)%
Geospatial Systems	308	257	19.8%	902	852	5.9%
Eliminations	(11)	(9)	—	(24)	(21)	—

Defense segment revenue	$1,529	$1,366	11.9%	$4,374	$4,262	2.6%

Revenue from the Information Systems division, our service-based business, increased $235 and $548 for the three and nine months ended September 30, 2011, respectively, primarily due to new contract wins on K-BOSSS (Kuwait Base Operations and Security Support Services), surge-related efforts for support of the U.S. Armed Services in Kuwait and Afghanistan (APS-5), SCNS (Space Communication and Networks Services) and other classified programs. K-BOSSS provided revenue of approximately $130 and $328 in the quarter and year-to-date periods, respectively, the APS-5 Kuwait and Afghanistan efforts provided $51 and $296, respectively, SCNS provided $28 and $47, respectively, while other classified programs contributed $41 and $80, respectively. The increase in revenue was partially offset by lower sales on the GMASS (Global Maintenance and Supply Services) contract of approximately $5 and $126 for the quarter and year-to-date periods, respectively, as well as by the DACS (Data and Analysis Center for Software) contract of approximately $13 and $84 for the quarter and year-to-date periods, respectively, which ended in 2010.

Revenue from the Electronic Systems division, a product-based business, decreased $121 and $483 for the three and nine months ended September 30, 2011, respectively, primarily due to volume declines in CREW 2.1 (Counter RCIED Electronic Warfare) and special jammer products of approximately $57 and $242, respectively, SINCGARS (Single Channel Ground and Airborne Radio Systems) platforms of approximately $27 and $115, respectively, and Special Operations — SIRFC Systems of approximately $34 and $44, respectively. Our CREW 2.1, Special Jammer products, and SINCGARS programs benefited from the urgent and compelling needs in past years; however, sales volumes began receding in 2009 due to reduced U.S. troop deployment and programmatic timing. The CREW 2.1 program has reached maturity and we do not expect significant sales to occur under this program going forward.

Revenue from the Geospatial Systems division increased $51 and $50 for the three and nine month ended September 30, 2011. The increase in third quarter revenue is primarily due to volume increase in the GPS OCX (Next Generation GPS Control Segment) program, which is now at full production and Night Vision goggles under Omni-7 contract of $4 and $36, respectively, and other U.S. Government contracts of approximately $11. The increase in revenue for the nine months period is due primarily to $39 attributable to our GPS (Global Positioning System) programs, $40 related to our NextView — Worldview3 contract, and Omni-7 contract, which was partially offset by declines of approximately $30 related to other classified programs.

Orders received during the third quarter of 2011 increased by 11.7% or $184 to $1,719 and increased 24.4% or $858 to $4,328 during the nine months ended September 30, 2011. The increase in funding awards was primarily attributable to K-BOSSS, SCNS, and AFNS contracts within our Information Systems division, our Band C contract within our Electronic Systems division as well as a combination of international and domestic awards. The overall increase more than offset declines in order input within the counter-IED product line, SINCGARS, Automated Dependent Surveillance-Broadcast (ADS-B) system, GeoEye2, Night Vision Goggles, and classified programs within our Geospatial Systems division.

On September 30, 2011, total backlog was $12.3 billion compared to $11.5 billion at the end of 2010. The increase relates to key contract wins for TAC-SWACAA (Total Army Communications Southwest Asia, Central Asia and Africa), APS-5, KBOSSS, GPS III EMD (Engineering, Manufacturing and Design), and electronic warfare systems on the Special Operations Aircraft (SOA) contract, partially offset by lower order input for Night Vision goggles under Omni-7 contract and SINCGARS. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer), which represents firm orders and potential options on multi-year contracts, excluding protested awards and potential orders under indefinite delivery / indefinite quantity (IDIQ) contracts. Backlog is converted into sales as work is performed or deliveries are made. The level of order activity related to Defense programs can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Fluid Technology

Revenue generated with the Fluid segment reflects organic growth across each division driven by significant mining and oil and gas projects, global dewatering performance, public utility strength in Latin America, and residential building services. Our results also reflect growth from acquisitions of $42 or 4.6% during the third quarter of 2011 and $240 or 9.3% during the year-to-date 2011 period. Godwin, a dewatering business acquired in August 2010, has exceeded internal expectations driven by increasing dewatering demands in the oil and gas markets. The following table provides total organic revenue by division for the three months and nine months ended September 30, 2011.

	Three Months Ended September 30			Nine Months Ended September 30
			Organic			Organic
	2011	2010	Growth	2011	2010	Growth
Water & Wastewater	$513	$488	5.1%	$1,408	$1,308	7.6%
Residential & Commercial Water	305	279	9.3%	910	832	9.4%
Industrial Process	186	167	11.4%	547	507	7.9%
Eliminations	(17)	(17)	—	(56)	(53)	—

Fluid organic revenue	$987	$917	7.6%	$2,809	$2,594	8.3%

Impact from acquisitions	42	—	4.6%	240	—	9.3%
Impact from foreign currency	40	—	4.4%	120	—	4.6%

Fluid segment revenue	$1,069	$917	16.6%	$3,169	$2,594	22.2%

Revenue from the Water & Wastewater division grew $97, or 19.9%, during the third quarter, including benefits of $42 from acquisitions and $30 from foreign currency translation adjustments. Organic revenue growth of 5.1% generated during the third quarter was driven by dewatering strength from natural gas extraction projects and flood support within the U.S. and the mining industry in Australia. The 2011 quarter-to-date results also reflect an increased sales volume in Northern Europe, and strong performance in Latin America from treatment and transport sales into the public utility markets, partially offset by decreased volume in Southern Europe. Revenue for the year-to-date period grew $429, or 32.8%, including benefits of $237 from acquisitions and $92 from foreign currency translation adjustments. Organic revenue growth of 7.6% for the year-to-date period resulted from an increased volume of dewatering equipment utilized in the Australian mining industry, and includes benefits from a large Middle Eastern wastewater treatment project and an Australian municipal treatment project, as well as an overall increase in volume within the Northern European region.

Revenue from the Residential & Commercial Water division grew $35, or 12.5% during the third quarter and $103, or 12.4% during the first nine months of 2011, which included a $9 and $24 benefit from foreign currency translation adjustments, respectively. The organic revenue growth of 9.3% for the three months ended September 30, 2011 was provided primarily by strong performance in the residential, industrial and agriculture end markets in the U.S., as well as from pricing initiatives. Organic revenue growth of 9.4% for the nine months ended September 30, 2011 was driven by increased volume in the commercial building services, light industrial and agriculture markets and by pricing initiatives executed throughout the period. A portion of the growth within the commercial building services market was derived from new products such as e-SV, a high-efficiency vertical multi-stage pump.

Revenue from the Industrial Process division grew $21, or 12.6%, during the third quarter, and $50, or 9.9%, during the first nine months of 2011. The third quarter and year-to-date results reflect project growth in both the mining and oil and gas markets, principally in Latin America and the Middle East. Revenue from the mining and oil & gas markets was up approximately 37% and 24%, respectively, which drove organic growth in emerging markets of approximately 29%. The nine month 2011 results also reflect a solid year-over-year increase in our global aftermarket business.

Orders received during the third quarter of 2011 increased by $204, or 21.9%, including benefits of $40 from acquisitions and $44 from foreign currency translation adjustments. The Industrial Process division generated order growth of $57 or 31.8%, driven primarily by key chemical, oil and gas and mining project wins in both the Middle East and Latin America. The Water & Wastewater division generated order growth of $117, or 23.2%, including $40 and $33 from acquisitions and favorable foreign currency, respectively, as well as significant order performance in both transport and treatment in various geographic markets, including emerging markets, however, Southern Europe continues to present challenging conditions. The Residential & Commercial Water division generated order growth of $28 or 10.4%, including $9 from favorable foreign currency translation, primarily due to increasing activity in the U.S., Asia Pacific, Africa, Middle East and Latin America regions, which more than offset softness in Europe.

Motion & Flow Control

Revenue growth for the three and nine months ended September 30, 2011 was primarily driven by increased sales volume of friction and aerospace-related products, although growth was experienced across the majority of our business and markets. The following table provides total organic revenue by division for the three months and nine months ended September 30, 2011 and comparable prior year periods.

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Motion Technologies	$140	$132	6.1%	$471	$435	8.3%
Interconnect Solutions	98	109	(10.1)%	310	309	0.3%
Control Technologies	80	70	14.3%	241	204	18.1%
Flow Control	53	53	—	169	169	—
Eliminations	(1)	(1)	—	(3)	(4)	—

Motion & Flow organic revenue	370	363	1.9%	1,188	1,113	6.7%

Impact from foreign currency	16	—	4.4%	42	—	3.8%

Motion & Flow segment revenue	$386	$363	6.3%	$1,230	$1,113	10.5%

Revenue from the Motion Technologies division grew $19 during the third quarter of 2011, including $11 from foreign currency translation adjustments. Sales of brake pads increased 5.1%, reflecting growth throughout the majority of Europe, U.S. and emerging markets. Sales of shock absorbers increased 12.5%, related to growth in railway equipment. Revenue for the year-to-date period grew $64, including a $28 benefit from foreign currency translation adjustments, primarily driven by growing emerging market rail equipment activity and strong aftermarket brake pad demand, as well as a growing share in the automotive original equipment market. These results compare to strong first nine months of 2010 results that benefited from a restocking of automotive equipment driven by past European stimulus programs.

Revenue from the Interconnect Solutions division declined $8, or 7.1% during the third quarter of 2011, principally driven by weakness in the communications market, reflecting a decline in sales of smartphone and PC card products, and in the industrial markets, driven by softer demand in Europe. This weakness was partially offset by growth in heavy equipment driven by platform wins in China and Europe and agricultural and construction equipment strength. Sales within the rail and oil and gas markets generated modest growth during the quarter. Revenue performance for the year-to-date period was impacted by the factors discussed above, as strength in our markets earlier in the year has been effectively offset by the weakness in certain end markets described above.

Revenue from the Control Technologies division grew $11, or 15.7% during the third quarter of 2011, driven by high-speed rail products, strength across our industrial market primarily in control-related equipment, and sales of aerospace aftermarket equipment. Growth within the aerospace market was primarily driven by aftermarket sales of OPTO actuators, switches and seat locks. Results within the industrial market reflect strength across all product classes. Revenue growth of $39, or 19.1% for the nine months ended September 30, 2011 was led by aerospace-related aftermarket equipment and increased volume of our advanced passenger seat technology utilized in China’s expansion of high-speed rail infrastructure.

Revenue from the Flow Control division was relatively flat for both the third quarter and nine month period ending September 30, 2011. The division’s results were impacted by a decline in the marine market and in volume of specialty industrial equipment. The weakness in the marine and specialty industrial markets was partially offset by an increased sales volume of actuation valves and market share growth within the food and beverage markets from new customer relationships and increased distribution of beverage processing equipment. During the first quarter of 2011, we launched Rainperfect and Aquacharge and expect our new product pipeline will yield several additional new product launches in the fourth quarter and in 2012. Revenue derived from new product introductions was $3 and $7 for the three and nine months of 2011.

GROSS PROFIT

Gross profit for the third quarter 2011 increased $86, or 11.2%. Increased volume and price impacts from our Fluid segment drove the increase, while the Defense segment’s increased sales volume was partially offset by an unfavorable change in sales mix. For the nine months ended September 30, 2011 gross profit increased $212 or 9.4%, reflecting growth from our Fluid and Motion & Flow segments driven by positive volume/price increases and from the 2010 Fluid segment acquisitions. The Defense segment was impacted by a significant shift in its overall revenue composition, as higher-margin equipment sales such as SINCGARS and CREW 2.1 were replaced by lower-margin operational services. Similar factors impacted the year-to-date gross profit results. The following table provides gross profit and margin by segment for the three and nine months ended September 30, 2011.

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change		2011	2010	Change
Defense	$331	$315	5.1%		$896	$965	(7.2)%
Fluid	407	338	20.4%		1,203	948	26.9%
Motion & Flow	116	115	0.9%		380	354	7.3%

Total gross profit	$854	$768	11.2%		$2,479	$2,267	9.4%
Gross margin:
Consolidated	28.6%	29.1%	(50	)bp	28.3%	28.5%	(20	)bp
Defense	21.6%	23.1%	(150	)bp	20.5%	22.6%	(210	)bp
Fluid	38.1%	36.9%	120	bp	37.8%	36.5%	130	bp
Motion & Flow	30.1%	31.7%	(160	)bp	30.9%	31.8%	(90	)bp

OPERATING EXPENSES

Operating expenses decreased $98 during the three months ended September 30, 2011. The quarter-to-date decrease primarily reflects a $282 decline in asbestos-related costs, partially offset by $132 of Transformation-related costs. Operating expenses increased $149 during the nine months ended September 30, 2011. The year-to-date increase includes costs of $279 related to the Transformation and incremental operating costs associated with the business acquisitions completed during 2010, partially offset by a $277 decline in asbestos-related costs. The following table provides further information by expense type, as well as a breakdown of operating expense by segment.

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Selling, general and administrative expenses	$445	$396	12.4%	$1,304	$1,149	13.5%
Research and development expenses	64	60	6.7%	195	183	6.6%
Transformation costs	132	—	(a )	279	—	(a )
Asbestos-related costs, net	59	341	(82.7)%	91	368	(75.3)%
Restructuring and asset impairment charges, net	2	3	(33.3)%	10	30	(66.7)%

Total operating expenses	$702	$800	(12.3)%	$1,879	$1,730	8.6%
By Segment:
Defense	$153	$136	12.5%	$439	$452	(2.9)%
Fluid	263	223	17.9%	773	611	26.5%
Motion & Flow	67	69	(2.9)%	208	210	(1.0)%
Corporate & Other	219	372	(41.1)%	459	457	0.4%

(a)	Not meaningful

Defense & Information Solutions

Operating expenses incurred within our Defense segment increased $17, or 12.5%, for the three months ended September 30, 2011, primarily related to a 17.5% increase in selling and marketing expense related to international marketing efforts which was partially offset by lower intangible amortization expense of $3. Operating expenses for the nine months ended September 30, 2011 decreased by $13 or 2.9%, primarily related to a $15 decline in restructuring costs and $13 reduction in R&D spending. The decline in R&D spending is primarily due to the completion of certain R&D projects for integrated electronic warfare systems, other radio frequency technologies and space systems. The year-to-date decline in restructuring and R&D costs was partially offset by a $10 increase in SG&A expenses, primarily attributable to additional program-related spending required to support significant program growth and increase in selling and marketing expense which is partially offset by a reduction in intangible amortization expense of $9. The Defense segment incurred transformation costs of $4 and $5 during the three and nine months ended September 30, 2011.

Fluid Technology

Operating expenses incurred within our Fluid segment increased $40 or 17.9%, during the third quarter of 2011, primarily due to transformation costs of $22 related to a long-lived asset impairment and advisory fees. In addition, SG&A expenses increased $14, or 6.8%, during the three months ended September 30, 2011 primarily related to additional selling and marketing costs. Operating expenses for the nine months ended September 30, 2011 increased $162 or 26.5%, primarily related to the additional costs associated with the operations of 2010 acquisitions of Godwin and Nova, as well as our September 2011 acquisition of YSI. Additionally, the Fluid segment recognized transformation costs of $25 and an increase in year-to-date R&D spending $18 related to an increase in investments across a number of product lines, including analytical instrumentation business.

Motion & Flow Control

Operating expenses incurred within our Motion and Flow segment were relatively flat for both the three and nine months ended September 30, 2011, as rising costs from commodities were offset by global strategic sourcing and other cost-saving initiatives.

Corporate & Other

Corporate and other operating expenses decreased $153 or 41.1% as a decline in asbestos-related costs of $282 was partially offset by an increase of $106 of transformation costs. For the year-to-date period the increase of $2 or 0.4% reflects a $277 decline in asbestos-related costs, offset by an additional $249 of transformation costs. See further discussion of transformation costs and asbestos-related costs below. In addition to the asbestos and transformation impacts, Corporate & Other operating expenses reflect increased SG&A expenses of $22 or 68.8%, for the third quarter of 2011, primarily resulting from the recognition of foreign currency impacts previously deferred in cumulative translation adjustment in equity, as well as the recognition of additional environmental costs. Corporate and other SG&A expenses increased $29, or 32.2%, during the nine months ended September 30, 2011, primarily due to the recognition of foreign currency impacts previously deferred in cumulative translation adjustment in equity, increased environmental costs and additional information technology costs.

Transformation Costs

During the three and nine month periods ended September 30, 2011, we recognized pre-tax expenses of $132 and $279, respectively, related to the Transformation. The components of transformation costs incurred during these periods are presented below.

	Three	Nine
For the Periods Ended September 30, 2011	Months	Months
Transformation Costs:
Non-cash asset impairment(a)	$9	$64
Advisory fees	32	75
IT costs	36	58
Lease termination and other real estate costs	10	13
Loss on early extinguishment of debt	3	3
Employee retention and other compensation costs	23	36
Other costs	19	30

Transformation costs in operating income	132	279
Tax-related separation (benefit) costs(b)	(4)	10

Total transformation costs before tax benefit	128	289
Income tax benefit	(35)	(87)

Total transformation costs, net of tax impact	$93	$202

(a)	The $64 million non-cash impairment charge includes a $55 impairment related to a decision to discontinue development of an information technology consolidation initiative and $9 of impairments to long-lived assets.

(b)	In the third quarter of 2011, we revised our estimate of certain costs to be incurred related to tax-related separation costs. This adjustment resulted in a $4 net credit (income) for tax-related separation costs during the third quarter of 2011.

To complete the Transformation, we expect major areas of spending to include debt refinancing, tax-related separation costs, information technology investments to build out independent environments for the new companies, advisory fees, and other Transformation activities. Our estimate of the remaining after-tax cash impact of activities associated with the Transformation is expected to be approximately $275, of which $210 is expected to be incurred prior to completion of the Transformation, primarily related to the extinguishment of debt. In addition, the Company anticipates net after-tax cash outflows of approximately $130 following the Transformation, primarily consisting of additional tax impacts, employee-related costs, capital expenditures for information systems investments, and advisory fees.

Asbestos-Related Costs, Net

In the third quarter 2011, we recognized net asbestos related costs of $59, reflecting a decrease of $282 as compared to the prior year, primarily reflecting the impact of our annual update to the underlying assumptions used in our liability and asset estimates. As part of the annual update, the underlying assumptions used to estimate asbestos liabilities and potential recoveries are estimated based on our experience since our last detailed review, the appropriate reference period of years of experience used in determining each assumption is reassessed, and our expectations regarding future conditions are evaluated.

Based on the results of this annual update in 2011, we decreased our estimated undiscounted asbestos liability, including legal fees, by $44 to $1,660, reflecting costs that the Company is estimated to incur to resolve all pending claims, as well as unasserted claims estimated to be filed over the next 10 years. The decrease in our estimated liability is a result of several developments, including a reduction in the assumed rate of increase in future average settlement costs and an expectation of lower defense costs relative to indemnities paid. These favorable factors were offset in part by increased activity in several higher-cost jurisdictions, increasing the number of cases expected to be adjudicated. Our 2011 detailed review of the asbestos-related assets, including estimated recoveries from insurers and other responsible parties, resulted in a $76 decrease in the recorded asset as a result of the decrease in the estimated liability and reductions in expected recovery rates from certain insurers.

The net asbestos expense is primarily recorded within Corporate and Other; however, a portion of the expense is associated with businesses that were disposed of a number of years ago, and is reported within discontinued operations in our Consolidated Condensed Income Statements. See Note 17 to the Consolidated Condensed Financial Statements for further information on our asbestos-related liability and assets.

Restructuring and Asset Impairment Charges, Net

During the three and nine months ended September 30, 2011, we recognized restructuring and asset impairment charges of $2 and $16, respectively. The year-to-date charge primarily relates to various reduction in force initiatives within our Defense segment.

During the three and nine months ended September 30, 2010, we recognized restructuring charges of $6 and $42, respectively, primarily related to a strategic realignment of our Defense segment to enable better product portfolio integration, encourage a more coordinated market approach and provide reductions in overhead costs. The Defense segment was renamed ITT Defense & Information Solutions and the previous organizational structure, consisting of seven divisions, was consolidated into three larger divisions. This initiative was substantially completed during 2010.

The table provided below summarizes the presentation of restructuring and asset impairment charges within our Consolidated Condensed Income Statements for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months		Nine Months
For the Periods Ended September 30	2011	2010	2011	2010
Restructuring costs presented in costs of revenue	$—	$3	$6	$12
Restructuring costs presented in operating expenses	—	3	7	30
Asset impairment	2	—	3	—

Total restructuring and asset impairment costs	$2	$6	$16	$42

OPERATING INCOME

Operating income increased by $184 for the three months ended September 30, 2011 driven primarily by the reduction in asbestos-related costs which was partially offset by costs incurred associated with transformation-related activities. In addition, strong operating income performance at our Fluid segment provided growth of $29 and $94 during the 2011 third quarter and nine month periods ended. Operating margin increased 630 basis points to 5.1% during the third quarter of 2011, and 10 basis points to 6.8% during the year-to-date period. Transformation costs equated to a 440 basis point and 320 basis point impact to operating income, respectively, for these periods. The following table illustrates operating income results of our segments, including operating margin results for the three and nine month periods ended September 30, 2011 and 2010. Further discussion on operating income results is provided below.

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change		2011	2010	Change
Defense	$178	$178	—		$456	$513	(11.1)%
Fluid	144	115	25.2%		430	336	28.0%
Motion & Flow	49	46	6.5%		170	144	18.1%

Segment operating income	371	339	9.4%		1,056	993	6.3%
Corporate and Other	(219)	(371)	(41.0)%		(456)	(456)	—

Total operating income (loss)	$152	$(32)	575.0%		$600	$537	11.7%
Operating margin:
Consolidated	5.1%	(1.2)%	630	bp	6.8%	6.7%	10	bp
Defense	11.6%	13.0%	(140	)bp	10.4%	12.0%	(160	)bp
Fluid	13.5%	12.5%	100	bp	13.6%	13.0%	60	bp
Motion & Flow	12.7%	12.7%	—		13.8%	12.9%	90	bp

Defense & Information Solutions

Operating income at the Defense segment was relatively consistent for the third quarter of 2011 as compared to the same prior year period, and declined $57 during the nine months ended September 30, 2011, primarily due to lower demand of surge-related equipment such as CREW 2.1 and SINCGARS and increased volume in our operational services business on contracts such as K-BOSSS and the U.S. Armed Services contracts in Kuwait and Afghanistan. The higher concentration of service revenue is in line with longer term revenue mix expectations and will provide an unfavorable impact to operating margin percentages. The unfavorable impact from change in revenue mix was partially offset by net savings from productivity and other cost saving initiatives.

Fluid Technology

Operating income for our Fluid segment increased $29 for the quarter and $94 for the nine months ended September 30, 2011. Organic revenue growth and productivity gains drove operating income increases for both periods and contributions from the Godwin and Nova acquisitions provided incremental benefits of approximately $5 and $40, respectively. Operating income was unfavorably impacted by $22 and $25 of transformation costs incurred during the three and nine months ended September 30, 2011. Operating income was also impacted by incremental strategic growth investments which were made in the business.

The table included below provides a reconciliation from Fluid segment operating income to adjusted operating income, and a calculation of the corresponding adjusted operating margin.

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change		2011	2010	Change
Fluid operating income	$144	$115	25.2%		$430	$336	28.0%
Transformation costs	22	—	—		25	—	—

Fluid adjusted operating income	166	115	44.3%		455	336	35.4%

Fluid adjusted operating margin	15.5%	12.5%	300	bp	14.4%	13.0%	140	bp

Motion & Flow Control

Operating income for our Motion & Flow segment increased $3, or 6.5%, for the quarter ended September 30, 2011, primarily driven by strategic pricing actions and improved productivity, which was partially offset by a $7 unfavorable change in product mix, as well as increasing material and labor costs. Additional impacts to operating income include favorability from foreign currency fluctuations of $4. Operating income for our Motion & Flow segment increased $26 or 18.1%, for the nine months ended September 30, 2011, primarily driven by increased sales volume and strategic pricing, partially offset by an unfavorable change in product mix. In addition, foreign currency fluctuations provided a benefit of $9.

Corporate and Other

Corporate expenses during the third quarter of 2011 decreased $152, primarily benefitting from the decline in net asbestos-related costs, and were flat over the nine month periods. During the quarter and nine month period, we recognized transformation-related costs of $106 and $249, respectively, within Corporate and Other expenses. The quarter and year-to-date periods were also unfavorably impacted by the recognition of foreign currency impacts previously deferred in cumulative translation adjustment in equity. The year-to-date period also reflects the recognition of additional environmental costs and information technology costs incurred in connection with various information technology initiatives.

INTEREST AND NON-OPERATING EXPENSES, NET

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Interest expense	$23	$26	(11.5)%	$72	$74	(2.7)%
Interest income	4	3	33.3%	10	14	(28.6)%
Miscellaneous (income) expense, net	3	(7)	(142.9)%	(11)	1	(a )

Total interest and non-operating expenses, net	$22	$16	37.5%	$51	$61	(16.4)%

(a)	Not meaningful.

The change in total interest and non-operating expenses, net for the quarter ended September 30, 2011, is primarily driven by an $8 gain realized from the sale of investment securities during the third quarter of 2010. The fluctuation for the nine months ended September 30, 2011, is primarily driven by a $16 gain realized from the sale of equity securities during the first half of 2011.

INCOME TAX EXPENSE

For the quarter ended September 30, 2011, we recorded income tax expense of $59, compared to an income tax benefit of $60 for the comparable prior year period. The 2011 effective rate of 45.4% was increased by approximately 4.1% for costs related to the Transformation, 11.6% for deferred tax asset write-offs and reduced by 3.7% related to the effective settlement of a tax examination. The 2010 benefit is primarily attributable to an additional tax benefit of $46 related to change in mix of earnings by tax jurisdiction due to the increase in asbestos-related costs of $118. The third quarter 2010 income tax also reflects a $27 benefit from the reversal of valuation allowances on certain capital loss carryforwards as it became more likely than not that these deferred tax assets would be realized.

Income tax expense for the nine months ended September 30, 2011 and 2010 was $184 and $94, respectively, resulting in effective tax rates of 33.5% and 19.7%, respectively. The 2011 effective tax rate was increased by 0.8% for costs related to the Transformation and 2.8% for the write-off of certain historical deferred tax assets. The 2010 effective tax rate was increased by 1.5% due to the impact of the Medicare Part D subsidy reversal and reduced by 1.0% related to the closure of a tax examination.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

Income from discontinued operations, net of tax, was $7 and $5 for the three and nine months ended September 30, 2011, related primarily to asbestos matters associated with a business we disposed of a number of years ago that was reported as a discontinued operation. Quarter-to-date asbestos-related costs included in discontinued operations was flat as compared to the same prior year period, and increased $4 in the year-to-date period.

Income from discontinued operations, net of tax, was $133 and $147 during the third quarter and nine months ended September 30, 2010, respectively. During the second quarter of 2010 we classified CAS, Inc. (CAS), a component of our Defense segment, as a discontinued operation. CAS was sold on September 8, 2010 and resulted in an after-tax gain on sale of $130, which includes a $4 tax benefit primarily resulting from differences between book and tax bases. CAS generated after-tax income from operations prior to its sale of $4 and $10 during the quarter and nine months ended September 30, 2010, respectively.

LIQUIDITY

Funding and Liquidity Strategy

Our funding needs are monitored and strategies are executed to meet overall liquidity requirements, including the management of our capital structure on both a short- and long-term basis. Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditure and financing requirements. Subsequent to the separation, while our ability to forecast future cash flows is more limited, we expect to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations via cash on hand, utilizing our borrowing capacity under the revolving credit facility and access to the commercial paper market. If our access to the commercial paper market were adversely affected, we believe that alternative sources of liquidity, including our existing committed credit facility, as described below, would be sufficient to meet our short-term funding requirements.

On September 20, 2011, Exelis and Xylem, wholly-owned subsidiaries of ITT, issued $1,850 aggregate principal amount of senior notes, as further discussed in Note 14 to our Consolidated Condensed Financial Statements. The Notes are initially guaranteed on a senior unsecured basis by the Company. The guarantee will terminate and be automatically and unconditionally released upon the distribution of Exelis common stock and Xylem common stock in connection with the Transformation. Both Exelis and Xylem used the net proceeds from the debt issuance to pay a special cash dividend to ITT, to fund general corporate purposes and, for Xylem, to repay indebtedness incurred to fund the $309 acquisition of YSI Incorporated, which closed on September 1, 2011.

The proceeds received by ITT from the special cash dividend were utilized during October 2011 to repay substantially all outstanding ITT long-term debt and commercial paper at September 30, 2011 with the remainder to be used for general corporate purposes.

Our current available cash on hand is predominantly held by our foreign subsidiaries in currencies where we have operations. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We continue to look for opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost-efficient manner. We have and may continue to transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is to indefinitely reinvest these funds outside of the U.S. However, with the pending distribution of Exelis and Xylem, we expect to review our domestic and foreign cash profile, expected future cash generation and investment opportunities which support our current designation of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations. If, as a result of the review, it is determined that all or a portion of the funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

Credit Facilities

As of September 30, 2011, we managed our commercial paper program under a three-year revolving $1.5 billion credit agreement (August 2010 Credit Facility) as disclosed in our 2010 Annual Report on Form 10-K. Effective October 31, 2011 we replaced the August 2010 credit facility with a new four-year revolving $500 credit agreement (the ITT 2011 Revolving Credit Agreement). In addition, Exelis and Xylem entered into four-year revolving credit agreements which on their effectiveness provide each with aggregate principle amounts of $600. The revolving credit agreements are intended to provide access to additional liquidity as a source of funding for the commercial paper program, if needed. Our policy is to maintain unused committed bank lines of credit in an amount greater than outstanding commercial paper balances. The interest rate for borrowings under the ITT 2011 Revolving Credit Agreement is generally based on the London Interbank Offered Rate (LIBOR), plus a spread, which reflects our debt rating. The provisions of the ITT 2011 Revolving Credit Agreement require that we maintain an interest coverage ratio, as defined, of 3.0 times. At September 30, 2010 and October 28, 2011, our interest coverage ratio was well in excess of the minimum requirements. On October 28, 2011, Exelis borrowed $240 from their revolving credit facility. See Note 20 to the Consolidated Condensed Financial Statements for further information on the credit facilities.

Our credit ratings as of October 28, 2011 are as follows:

	Short-Term	Long-Term
Rating Agency	Ratings	Ratings
Standard & Poor’s	A-2	BBB+
Moody’s Investors Service	P-3	Baa3
Fitch Ratings	F2	A−

In connection with our September 2011 debt issuance our long-term credit rating as published by Moody’s Investor Service was adjusted from Baa1 to Baa2. Our credit rating was again adjusted by Moody’s in October 2011 to P-3 / Baa3 in connection with the pending distribution of Exelis and Xylem. In addition, subsequent to our January 2011 announced plan to separate ITT into three publicly traded entities, our short-and long-term credit ratings were modified as follows:

■	Standard & Poor’s — “CreditWatch Negative”

■	Fitch Ratings — “Ratings Watch Evolving”

The credit rating agencies continue to refine and update their expectations for our credit ratings following the Transformation. Please refer to the rating agency websites and press releases for more information.

Sources and Uses of Liquidity

Our principal source of liquidity is our cash flow generated from operating activities, which provides us with the ability to meet the majority of our short-term funding requirements. The following table summarizes net cash provided by or used in operating, investing and financing activities for the nine months ended September 30.

	2011	2010
Operating Activities	$452	$654
Investing Activities	(461)	(917)
Financing Activities	1,669	(16)
Foreign Exchange	(5)	(27)

Total net cash flow from continuing operations	$1,655	$(306)

Net cash provided by operating activities was $452 for the nine months ended September 30, 2011, representing a decrease of $202 from the comparable prior year period. Benefits from revenue and segment operating income growth during 2011 were more than offset by an unfavorable change in working capital. The primary drivers impacting working capital include additional inventory purchases within the Fluid and Defense segments and an increase in unbilled receivables from the U.S. government which were partially offset by an increase in accounts payable. The Fluid segment’s increased inventory level primarily relates to year-over-year sales growth expectations based on recent order trends. The increase in Defense segment inventory primarily relates to the replenishment of inventory levels for various programs. The increase in unbilled receivables and accounts payable primarily relate to new service program starts, including K-BOSSS and APS-5, which have yet to achieve specific billing milestones. Achievement of billing milestones generally precedes the timing of subcontractor payments. In addition to the above, cash provided by operating activities was reduced by spending related to the transformation of $137 and increased contributions of $63 to our postretirement benefit plans.

Net cash used in investing activities decreased by $456 in 2011 as compared to 2010, due to differing levels of acquisition spending between the two periods. During 2011 we spent, $309 on the acquisition of YSI, whereas in 2010 we spent a total of $994 primarily on the acquisitions of Nova and Godwin.

Net cash provided by financing activities increased by $1,685 in 2011 as compared to 2010, primarily related to the issuance of Exelis and Xylem Notes in September 2011 that generated proceeds of approximately $1,861. During 2011 we utilized $68 to terminate a capital lease obligation. In 2010, we utilized $70 to retire two outstanding debentures. Cash from financing activities also included additional inflow of $31 from the exercise of employee stock options.

Our average daily outstanding commercial paper balance for the three and nine months ended September 30, 2011 was $212 and $159, respectively, and the maximum outstanding commercial paper balance during the first nine months of 2011 was $408 on September 1, 2011. As of September 30, 2011, we had no outstanding commercial paper.

Postretirement Benefit Plan Amendments

As a result of the plan design changes described in Note 15 to the Consolidated Condensed Financial Statements, ITT remeasured its projected benefit obligations and plan assets for certain U.S. and international pension plans, including the U.S. Salaried Retirement Plan (U.S. SRP). These actions resulted in an increase in ITT’s net pension liability of $959, primarily related to the U.S. SRP. At September 30, 2011, in the aggregate, ITT’s net postretirement liability was $2,671.

Effective as of the distribution date, ITT expects to transfer to Exelis and Xylem certain defined benefit pension and other postretirement benefit plans, most significantly the SRP to Exelis. Following the distribution, Exelis and Xylem will assume all liabilities and assets associated with such plans and become the plans’ sponsor. The net liabilities associated with such plans to be assumed by Exelis and Xylem are approximately $2,150 and $250, respectively, excluding net deferred tax assets of $800 and $75 respectively.

Funding of Postretirement Plans

Funding requirements under IRS rules are a major consideration in making contributions to our U.S. postretirement benefit plans. With respect to U.S. qualified postretirement benefit plans, we intend to contribute annually not less than the minimum required by applicable law and regulations. We contributed $76 to our other postretirement benefit plans and anticipate making further contributions in the range of $8 to $10 during the remainder of 2011.

While the Company has significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008 and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. In general, certain benefit restrictions apply when the Adjusted Funding Target Attainment Percentage (AFTAP) of a plan is less than 80%. When the AFTAP is between 80% and 60%, there is a restriction on plan amendments and a partial restriction on accelerated benefit payments (i.e., lump sums cannot exceed 50% of the value of the participants total benefit). Full benefit restrictions apply if the plan’s AFTAP falls below 60%. Although mandatory contributions to our U.S. Salaried Retirement Plan were not required during 2011, we will continue to monitor the funded status and minimum funding requirements.

As a result of the changes to our postretirement plans described in Note 15 to the Consolidated Condensed Financial Statements, certain plans were remeasured as of September 30, 2011. As a result of the September 30, 2011 remeasurement, our most significant plan, the U.S. SRP, was 66% funded. For purposes of determining minimum funding thresholds pursuant to the Pension Protection Act of 2006, as amended, the funded status will be determined using a January 1, 2012 measurement. The 2011 AFTAP for the U.S. SRP was 80%. If the funded status on January 1, 2012 was less then 80%, the Company could make additional contributions during 2012 to the U.S. SRP to maintain a funded status of at least 80% based on the January 1, 2012 AFTAP measurement in order to avoid benefit restrictions.

The funded status at January 1, 2012 and future statutory minimum contributions will depend primarily on the return on assets and discount rate, both determined using AFTAP guidelines. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material.

Capital Resources

Long-term debt is raised through the offering of debt securities primarily within the United States capital markets. Long-term debt is generally defined as any debt with an original maturity greater than 12 months. On September 20, 2011, Exelis and Xylem, issued $1,850 aggregate principal amount. The Exelis and Xylem Notes are initially guaranteed on a senior unsecured basis by ITT. The guarantee will terminate and be automatically and unconditionally released upon the distribution of the common stock of Exelis and Xylem to the holders of the Company’s common stock in connection with the spin-off of each of Exelis and Xylem from the Company. See Note 14 to the Consolidated Condensed Financial Statements for further detail on the debt issuance transactions. In October 2011, we paid $1,340 and deposited U.S. Treasury securities with an aggregate purchase price of $263 to retire $1,251 of long-term debt that was outstanding as of September 30, 2011. Subsequent to this repayment our long-term debt was $1,855 substantially all of which was issued by Exelis and Xylem in September 2011.

On October 31, 2011, we expect to have sources of long- and short-term funding including access to the capital markets through an unlimited 2009 Shelf Registration Statement, a $500 commercial paper program and unused credit lines. Our commercial paper program is supported by a four-year revolving $500 credit agreement. On its effectiveness, Exelis and Xylem will have access to revolving credit facilities of $600 each. On October 28, 2011, Exelis had debt of $240 outstanding under their revolving credit facility.

The table provided below has been included as an update to the debt and interest payment obligations disclosed in the contractual obligations table as provided in the 2010 Annual Report on Form 10-K. The amounts provided in the following tables are presented as of September 30, 2011 and October 28, 2011.

	PAYMENTS DUE BY PERIOD
		LESS THAN			MORE THAN
	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
September 30, 2011:
Debt(1)	$3,106	$—	$502	$850	$1,754
Interest payments(2)	1,324	159	317	278	569
October 28, 2011:
Debt(1)	$1,855	$—	$2	$850	$1,003
Interest payments(2)	710	84	168	168	290

(1)	During October 2011, we repaid the $500 of debt due within one to three years and $751 of debt due beyond five years. See Note 20 to the Consolidated Condensed Financial Statements for additional information on long-term debt transactions occurring after September 30, 2011.

(2)	Amounts represent estimate of future interest payments on long-term debt outstanding as of the period end date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During the third quarter of 2011, the Financial Accounting Standards Board provided companies with the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company could elect to apply the option to any goodwill impairment test performed after December 31, 2011; however, the amendments are not expected to have a material effect on the Company’s Consolidated Condensed Financial Statements.

See Note 3 to the Consolidated Condensed Financial Statements for information on recent accounting pronouncements issued prior to the third quarter of 2011.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements include, but are not limited to, statements about the separation of ITT Corporation (the “Company”) into three independent publicly traded companies (the “companies”), the terms and the effect of the separation, the nature and impact of such a separation, capitalization of the companies, future strategic plans and other statements that describe our business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed, implied in, or reasonably inferred from, such forward-looking statements. Factors that could cause results to differ materially from those anticipated include, but are not limited to:

■	Economic, political and social conditions in the countries in which we conduct our businesses;
■	Changes in U.S. or International government defense budgets;
■	Decline in consumer spending;
■	Sales and revenue mix and pricing levels;
■	Availability of adequate labor, commodities, supplies and raw materials;
■	Interest and foreign currency exchange rate fluctuations and changes in local government regulations;
■	Competition, industry capacity and production rates;
■	Ability of third parties, including our commercial partners, counterparties, financial institutions and insurers, to comply with their commitments to us;
■	Our ability to borrow or refinance our existing indebtedness and availability of liquidity sufficient to meet our needs;
■	Changes in the value of goodwill or intangible assets;
■	Our ability to achieve stated synergies or cost savings from acquisitions or divestitures;
■	The number of personal injury claims filed against the company or the degree of liability;
■	Uncertainties with respect to our estimation of asbestos liability exposures, third party recoveries and net cash flows;
■	Our ability to affect restructuring and cost reduction programs and realize savings from such actions;
■	Government regulations and compliance therewith, including compliance with and costs associated with new Dodd-Frank legislation;
■	Changes in technology;
■	Intellectual property matters;
■	Governmental investigations;
■	Potential future postretirement benefit plan contributions and other employment and pension matters;
■	Contingencies related to actual or alleged environmental contamination, claims and concerns;
■	Changes in generally accepted accounting principles;
■	Other factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our other filings with the Securities and Exchange Commission; and
■	In addition, there are risks and uncertainties relating to the planned tax-free spinoffs of Exelis and Xylem, including, whether the transactions will result in any tax liability, the operational and financial profile of the Company or any of its businesses after giving effect to the spinoff transactions and the ability of each business to operate as an independent entity.

The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in our 2010 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

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

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings allege damages relating to environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and pension matters, government contract issues and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We will continue to defend vigorously against all claims. See information provided below and Note 17 to the Consolidated Condensed Financial Statements for further information.

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

We record a liability for pending asbestos claims and asbestos claims estimated to be filed over the next 10 years. While it is probable that we will incur additional costs for future claims to be filed against the Company, a liability for potential future claims beyond the next ten years is not reasonably estimable due to a number of factors. As of September 30, 2011, we have recorded an undiscounted asbestos-related liability for pending claims and unasserted claims estimated to be filed over the next 10 years of $1,660, including expected legal fees, and an associated asset of $950, which represents estimated recoveries from insurers and other responsible parties, resulting in a net asbestos exposure of $710.

ITEM 1A.	RISK FACTORS

There has been no material change in the information concerning risk factors as disclosed in our 2010 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			TOTAL	MAXIMUM
			NUMBER	DOLLAR
			OF SHARES	VALUE OF
			PURCHASED AS	SHARES THAT
			PART OF	MAY YET BE
	TOTAL	AVERAGE	PUBLICLY	PURCHASED
	NUMBER	PRICE	ANNOUNCED	UNDER THE
(IN MILLIONS)	OF SHARES	PAID	PLANS OR	PLANS OR
PERIOD	PURCHASED	PER SHARE(1)	PROGRAMS(2)	PROGRAMS(2)
7/1/11 - 7/31/11	—	—	—	$ 569
8/1/11 - 8/31/11	—	—	—	$ 569
9/1/11 - 9/30/11	—	—	—	$ 569

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)	On October 27, 2006, a three-year $1 billion share repurchase program was approved by our Board of Directors. On December 16, 2008, the provisions of the share repurchase program were modified by our Board of Directors to replace the original three-year term with an indefinite term. As of March 31, 2011, we had repurchased 7.1 million shares for $431, including commission fees, under the $1 billion share repurchase program. The program is consistent with our capital allocation process, which has centered on those investments necessary to grow our businesses organically and through acquisitions, while also providing cash returns to shareholders. Our strategy for cash flow utilization is to invest in our business, repay debt, pay dividends, execute strategic acquisitions, and repurchase common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

Distribution Agreement

On October 25, 2011, we entered into a Distribution Agreement with Exelis and Xylem prior to the Distribution. The Distribution Agreement sets forth our agreements with Exelis and Xylem regarding the principal actions to be taken in connection with the spin-off of Exelis and Xylem from ITT. It also sets forth other agreements that govern certain aspects of our relationship with Exelis and Xylem following the spin-off.

Transfer of Assets and Assumption of Liabilities.  The Distribution Agreement provides for those transfers of assets and assumptions of liabilities that are necessary in connection with the spin-off of Exelis and Xylem from ITT so that each of Exelis, Xylem and ITT is allocated the assets necessary to operate its respective business and retains or assumes the liabilities allocated to it in accordance with the distribution plan. The Distribution Agreement also provides for the settlement or extinguishment of certain liabilities and other obligations between and among Exelis, Xylem and ITT. In particular, the Distribution Agreement provides that, subject to the terms and conditions contained in the Distribution Agreement:

■	All of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the Defense business of ITT will be retained by or transferred to Exelis or one of its subsidiaries.
■	All of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the Water business of ITT will be retained by or transferred to Xylem or one of Xylem’s subsidiaries.
■	All other assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) of ITT will be retained by or transferred to ITT or one of its subsidiaries (other than Exelis and Exelis’s subsidiaries or Xylem and Xylem’s subsidiaries).

■	Liabilities (including whether accrued, contingent or otherwise) related to, arising out of or resulting from businesses of ITT that were previously terminated or divested will be allocated among the parties to the extent formerly owned or managed by or associated with such parties or their respective businesses.
■	Each of Exelis and Xylem, respectively, will assume or retain any liabilities (including under applicable federal and state securities laws) relating to, arising out of or resulting from the Form 10 registering its common stock to be distributed by ITT in the spin-off and from any disclosure documents that offer for sale its debt securities issued in connection with the spin-of, subject to exceptions for certain information for which ITT will retain liability.
■	Except as otherwise provided in the Distribution Agreement or any ancillary agreement, each of Exelis and Xylem will be responsible for any costs or expenses incurred by each of Exelis and Xylem in connection with the distribution, including costs and expenses relating to legal counsel, financial advisors and accounting advisory work related to the distribution.
■	In addition, notwithstanding the allocation described above, we, Exelis and Xylem have agreed that (i) ITT will be responsible for, and indemnify each of Exelis and Xylem against, losses related to all of the contingent liabilities (and related costs and expenses) arising out of litigation and claims alleging exposure to asbestos prior to the separation of Exelis and Xylem from ITT (including those that are described in ITT’s public filings with the Securities and Exchange Commission) and (ii) each party will, in accordance with each party’s designated percentage of responsibility, be responsible for losses related to certain contingent liabilities (and related costs and expenses) in accordance with the Distribution Agreement and any ancillary agreement.

Further Assurances.  To the extent that any transfers of assets or assumptions of liabilities contemplated by the Distribution Agreement have not been consummated on or prior to the date of the distribution, the parties have agreed to cooperate to effect such transfers or assumptions as promptly as practicable following the Distribution Date and, in the interim, to take reasonable actions to the extent permitted by applicable law to place the parties in as near as the same position as if such assets or liabilities had been transferred. In addition, each of the parties has agreed to cooperate with each other and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the Distribution Agreement and the ancillary agreements.

Representations and Warranties.  In general, neither we, Exelis, nor Xylem make any representations or warranties regarding any assets or liabilities transferred or assumed, any consents or approvals that may be required in connection with such transfers or assumptions, the value or freedom from any lien or other security interest of any assets transferred, the absence of any defenses relating to any claim of either party or the legal sufficiency of any conveyance documents, or any other matters. Except as expressly set forth in the Distribution Agreement or in any ancillary agreement, all assets will be transferred on an “as is,” “where is” basis.

The Distribution.  The Distribution Agreement governs the rights and obligations of the parties regarding the proposed distribution and certain actions that must occur prior to the proposed distribution, such as the election of officers and directors and the adoption of the amended and restated articles of incorporation and amended and restated by-laws.

Conditions.  The Distribution Agreement provides that the distribution is subject to several conditions that must be satisfied or waived by ITT in its sole discretion. ITT may, in its sole discretion, at any time prior to the completion of the distribution decide to abandon or modify the distribution.

Termination.  The Distribution Agreement provides that it may be terminated by ITT at any time in its sole discretion prior to the date of the distribution.

Release of Claims and Indemnification.  We, Exelis and Xylem agree to broad releases pursuant to which we will each release the others and certain related persons specified in the Distribution Agreement from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or alleged to occur or fail to occur or any conditions existing or alleged to exist at or prior to the time of the distribution. These releases are subject to certain exceptions set forth in the Distribution Agreement and the ancillary agreements.

The Distribution Agreement provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of each of the Exelis and Xylem businesses with Exelis and Xylem, respectively, and financial responsibility for the obligations and liabilities of ITT’s business with ITT. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other parties, their respective affiliates and subsidiaries and each of their respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with:

■	the liabilities or alleged liabilities each such party assumed or retained pursuant to the Distribution Agreement; and
■	any breach by such party of the Distribution Agreement or any ancillary agreement unless such ancillary agreement expressly provides for separate indemnification therein, in which case any such indemnification claims shall be made thereunder.

The amount of each party’s indemnification obligations will be subject to reduction by any insurance proceeds received by the party being indemnified. The Distribution Agreement also specifies procedures with respect to claims subject to indemnification and related matters. Indemnification with respect to taxes will be governed solely by the Tax Matters Agreement described below.

Cash Adjustments:  Prior to the Distribution, each of Exelis and Xylem will transfer funds to ITT or ITT will transfer funds to Exelis and Xylem so that each of the Exelis and Xylem book cash and cash equivalents balances in their accounts will be equal to $200 million. The Distribution Agreement provides for a mechanism to adjust the book cash and cash equivalents balance among us, Exelis and Xylem should each of the Exelis and Xylem book cash and cash equivalents balance be greater than or less than $200 million.

Insurance.  Following the spin-off, each of Exelis and Xylem will be responsible for obtaining and maintaining their own insurance coverage, although Exelis and Xylem will continue to have coverage under certain of ITT’s pre-spinoff insurance policies for certain matters that occurred prior to the spin-off.

Dispute Resolution.  In the event of any dispute arising out of the Distribution Agreement, the general counsels of the parties and such other representatives as the parties designate will negotiate to resolve any disputes among the parties. If the parties are unable to resolve the dispute in this manner within 45 days then, unless agreed otherwise by the parties, the parties will submit the dispute to mediation for an additional period of 45 days. If the parties are unable to resolve the dispute in this manner, the dispute will be resolved through binding arbitration.

Other Matters Governed by the Distribution Agreement.  Other matters governed by the Distribution Agreement include access to financial and other information, intellectual property, confidentiality, access to and provision of records and treatment of outstanding guarantees and similar credit support.

The foregoing description of the Distribution Agreement is not complete and is qualified in its entirety by reference to the Distribution Agreement, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Benefits and Compensation Matters Agreement

On October 25, 2011, we entered into a Benefits and Compensation Matters Agreement with Exelis and Xylem that will govern the respective rights, responsibilities and obligations of Exelis, Xylem and us after the spin-off with respect to transferred employees, defined benefit pension plans, defined contribution pension plans, nonqualified pension plans, employee health and welfare benefit plans, incentive plans, corporate-owned life insurance, stock equity awards, foreign benefit plans, director plans and collective bargaining agreements. The Benefits and Compensation Matters Agreement provides for the allocation and treatment of assets and liabilities arising out of incentive plans, pension plans and employee welfare benefit programs in which Exelis and Xylem employees participated prior to the spin-off. Generally, Exelis and Xylem will assume or retain sponsorship of, and liabilities relating to, employee compensation and benefit programs relating to Exelis and Xylem current employees. The Benefits and Compensation Matters Agreement will also provide that outstanding ITT equity awards will be equitably adjusted in connection with the spin-off. We expect that all outstanding ITT equity awards held by current employees of Exelis as of the distribution date will be substituted for Exelis equity awards and all outstanding ITT equity awards held by current employees of Xylem as of the distribution date will be substituted for Xylem equity awards pursuant to the Benefits and Compensation Matters Agreement. We expect that the substitution will preserve the economic value of the cancelled ITT equity awards for employees of Exelis and Xylem as of the distribution date. Subject to the applicable transition periods with respect to certain benefit plans or programs, after the spin-off, employees of Exelis and Xylem will no longer participate in ITT’s plans or programs, and Exelis and Xylem will establish plans or programs for their employees as described in the Benefits and Compensation Matters Agreement. Exelis and Xylem will also establish or maintain plans and programs outside of the U.S. as may be required under applicable law or pursuant to the Benefits and Compensation Matters Agreement.

The foregoing description of the Benefits and Compensation Matters Agreement is not complete and is qualified in its entirety by reference to the Benefits and Compensation Matters Agreement, which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

ITT Transitional Trademark License Agreement — Exelis

On October 25, 2011, a subsidiary of ITT entered into an ITT Transitional Trademark License Agreement with Exelis pursuant to which Exelis will license on a non-exclusive basis the right to use the ITT name and trademark in the Defense business for a transitional period while it phases out the use of such trademark in the operation of its business and on certain legacy products so long as they are in production.

The foregoing description of the ITT Transitional Trademark License Agreement — Exelis is not complete and is qualified in its entirety by reference to the ITT Transitional Trademark License Agreement — Exelis, which is filed as Exhibit 10.5 hereto and incorporated herein by reference.

Tax Matters Agreement

On October 25, 2011, we entered into a Tax Matters Agreement with Exelis and Xylem that govern the respective rights, responsibilities and obligations of Exelis, Xylem and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. As subsidiaries of ITT, Exelis and Xylem have (and will continue to have following the spin-off) several liability with ITT to the IRS for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which Exelis and Xylem were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which ITT, Exelis and Xylem will bear responsibility, and ITT, Exelis and Xylem agree to indemnify each other against any amounts for which they are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free. The Tax Matters Agreement provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business and may discourage or delay a change of control that may be considered favorable. Though valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

The foregoing description of the Tax Matters Agreement is not complete and is qualified in its entirety by reference to the Tax Matters Agreement, which is filed as Exhibit 10.3 hereto and incorporated herein by reference.

Real Estate Matters — Xylem

On October 25, 2011, we entered into a Master Lease Agreement pursuant to which ITT, or certain of its subsidiaries, will lease certain real estate to or from Xylem, or certain of its subsidiaries, that is currently owned by ITT, or certain of its subsidiaries, but currently occupied and operated by one or both parties, in each case for a limited term to help ensure an orderly transition following the distribution.

On September 30, 2011, we entered into a Master Sublease Agreement pursuant to which ITT, or certain of its subsidiaries, will sublease certain real estate to or from Xylem, or certain of its subsidiaries, that is currently leased by ITT, or certain of its subsidiaries, but currently occupied and operated by one or both parties, in each case for a limited term to help ensure an orderly transition following distribution.

The foregoing description of the Master Lease Agreement and Master Sublease Agreement is not complete and is qualified in its entirety by reference to the Master Lease Agreement and Master Sublease Agreement, which are filed as Exhibit 10.6 hereto and incorporated herein by reference.

Transition Services Agreement

On October 25, 2011, we entered into a Master Transition Services Agreement with Exelis and Xylem, under which each of Exelis and Xylem or their respective affiliates will provide us with certain services, and we or certain of our affiliates will provide each of Exelis and Xylem certain services, for a limited time to help ensure an orderly transition for each of Exelis, Xylem and ITT following the distribution.

Under the Master Transition Services Agreement, Exelis and Xylem will receive certain services (including information technology, financial, procurement and human resource services, benefits support services and other specified services) from ITT, Exelis and/or Xylem, and ITT will provide certain services (including information technology, human resources services and other specified services) to Exelis and/or Xylem. We expect these services will be initially provided at cost with scheduled, escalating increases to up to cost plus 10% and are planned to extend for a period of 3 to 24 months in most circumstances.

The foregoing description of the Master Transition Services Agreement is not complete and is qualified in its entirety by reference to the Master Transition Services Agreement, which is filed as Exhibit 10.4 hereto and incorporated herein by reference.

Competitive Advance and Revolving Credit Facility Agreement

On October 25, 2011, ITT Corporation (the “Company”), as borrower, entered into a Four-Year Competitive Advance and Revolving Credit Facility Agreement (the “2011 Credit Agreement”), a senior unsecured revolving credit facility in an aggregate principal amount of up to $500,000,000, effective as of October 31, 2011, with a syndicate of lenders arranged by J.P. Morgan Securities LLC, Citigroup Global Markets Inc., U.S. Bank National Association and The Bank of Tokyo-Mitsubishi Ufj, Ltd., as Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, and Barclays Bank Plc, Société Générale, The Royal Bank of Scotland Plc, U.S. Bank National Association, The Bank of Tokyo-Mitsubishi Ufj, Ltd. and Wells Fargo Bank, N.A., as Documentation Agents.

The 2011 Credit Agreement provides for increases of up to $200,000,000 for a possible maximum total of $700,000,000 in aggregate principal amount at the request of the Company and with the consent of the institutions providing such increased commitments. The facility made available by the 2011 Credit Agreement will be for working capital and other general corporate purposes (including, without limitation, commercial paper backup), and to repay any amounts outstanding under the Three-Year Competitive Advance Revolving Credit Facility Agreement, dated as of August 9, 2010, among the Company, with a syndicate of lenders arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., as Syndication Agent, and The Bank of Tokyo-Mitsubishi Ufj, Ltd., NY Branch, Société Générale, Wells Fargo Bank, N.A., Barclays Bank Plc, The Royal Bank of Scotland Plc and U.S. Bank National Association, as Documentation Agents (the “Existing Credit Agreement”).

The 2011 Credit Agreement replaces the Existing Credit Agreement. Two borrowing options are available under the 2011 Credit Agreement: (i) a competitive advance option and (ii) a revolving credit option. The interest rates for the competitive advance option will be obtained from bids in accordance with competitive auction procedures. The interest rates under the revolving credit option will be based either on LIBOR plus spreads, which reflect the Company’s debt ratings, or on the Administrative Agent’s Alternate Base Rate. Borrowings under the 2011 Credit Agreement are available upon customary terms and conditions for facilities of this type, including a requirement to maintain a ratio of consolidated EBITDA to consolidated interest expense to be not less than 3.00 to 1.00 and a requirement to maintain a leverage ratio to be not greater than 3.00 to 1.00.

Amounts due under the 2011 Credit Facility may be accelerated, among other things, upon an event of default such as a breach of a covenant, material inaccuracy of a representation or the occurrence of bankruptcy, if not otherwise waived or cured. The lenders and the agents (and their respective subsidiaries or affiliates) under the 2011 Credit Agreement have in the past provided, and may in the future provide, investment banking, underwriting, lending, commercial banking, trust and other advisory services to the Company, its subsidiaries or affiliates. These parties have received, and may in the future receive, customary compensation from the Company, its subsidiaries or affiliates, for such services.

The Company will guarantee the obligations of any of its subsidiaries who become subsidiary borrowers. In addition, significant domestic subsidiaries of the Company will jointly and severally guarantee the obligations of the Company and any subsidiary borrowers.

The foregoing description of the 2011 Credit Agreement is not complete and is qualified in its entirety by reference to the 2011 Credit Agreement, which is filed as Exhibit 10.7 hereto and incorporated herein by reference.

Mine Safety Disclosure

Pursuant to the reporting requirements under Section 1503(a) of the Dodd-Frank Act, the Company is providing the following information: one facility owned and operated by ITT Water and Wastewater Leopold, Inc. is regulated by the Federal Mine Health and Safety Act (MSHA). This facility is a coal processing facility located in Watsontown, Pennsylvania. In August 2011, the Watsontown facility was inspected by the MSHA and was issued a minor citation. Corrective actions have been taken and this citation has been terminated by the MSHA inspector.

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
Janice M. Klettner
Vice President and Chief Accounting Officer
(Principal accounting officer)

October 28, 2011

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
(3.1)	Amended and Restated By-laws of ITT Corporation	Incorporated by reference to Exhibit 3.1 of ITT Corporation’s Form 8-K Current Report dated October 5, 2011 (CIK No. 216228, File No. 1-5672.
(4.1)	Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672.
(4.2)	Indenture, dated as of September 20, 2011, between Xylem Inc., ITT Corporation, as guarantor, and Union Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672.
(4.3)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.3 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672.
(4.4)	Form of Exelis Inc. 4.250% Senior Notes due 2021	Incorporated by reference to Exhibit 4.4 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672.
(4.5)	Form of Exelis Inc. 4.250% Senior Notes due 2016	Incorporated by reference to Exhibit 4.5 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672.
(4.6)	Form of Exelis Inc. 4.250% Senior Notes due 2021	Incorporated by reference to Exhibit 4.6 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672.
(4.7)	Registration Rights Agreement, dated as of
	September 20, 2011, between Exelis Inc., ITT Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchases	Incorporated by reference to Exhibit 4.7 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672.
(4.8)	Registration Rights Agreement, dated as of
	September 20, 2011, between Xylem Inc., ITT Corporation and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC., as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 4.8 of ITT Corporation’s Form 8-K Current Report dated September 21, 2011 (CIK No. 216228, File No. 1-5672.
(10.1)	Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Filed herewith.
(10.2)	Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Filed herewith.
(10.3)	Tax Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Filed herewith.
(10.4)	Master Transition Services Agreement, dated as of October 25, 2011, among ITT Corporation, Xylem Inc. and Exelis Inc.	Filed herewith.
(10.5)	ITT Transitional Trademark License Agreement — Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc.	Filed herewith.

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
(10.6)	Master Lease Agreement and Master Sublease Agreement, dated as of October 25, 2011 and September 30, 2011, respectively	Filed herewith.
(10.7)	Four-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 25, 2011 among ITT Corporation and Other Parties Signatory Thereto	Filed herewith.
(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.
(101)	The following materials from ITT Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Income Statements, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements	Submitted electronically with this report.